Form 10-Q
period 1996-06-30
SUN BANCORP INC /NJ/
filed 1996-09-24
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1996
                                                -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    --------------------

Commission file number                         0 - 20957
                          ----------------------------------------------------


                                SUN BANCORP, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                  52-1382541
- ---------------------------------------------           ----------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
   or organization)                                     Identification)

                  226 Landis Avenue, Vineland, New Jersey 08360
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (609) 691 - 7700
                                ----------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since lastreport)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              ----- -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock           1,759,987               August 31, 1996
- -----------------------------           ---------               ---------------
         Class                  Number of shares outstanding         Date

SUN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       June 30,       December 31,
                                                                                         1996             1995
                                                                                     ------------     ------------
                                                                                   (Unaudited)

ASSETS

Cash and due from banks                                                             $  16,442,042    $  17,242,366
Federal funds sold                                                                             --               --
                                                                                     ------------     ------------

Cash and cash equivalents                                                              16,442,042       17,242,366
Investment securities available for sale (amortized cost -
  $139,399,696; 1996, and $146,379,244; 1995)                                         136,703,278      147,008,896
Loans receivable (net of allowance for loan losses -
  $2,172,669; 1996, and $2,064,640; 1995)                                             234,668,681      183,633,631
Bank properties and equipment                                                          11,488,211       11,419,175
Real estate owned, net                                                                    790,378          876,302
Accrued interest receivable                                                             3,376,104        2,564,921
Excess of cost over fair value of assets acquired                                       5,778,568        6,191,919
Deferred taxes                                                                          1,852,446          205,169
Other assets                                                                            1,475,607          752,257
                                                                                     ------------     ------------

TOTAL                                                                                $412,575,315     $369,894,636
                                                                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                             $371,015,077     $335,247,796
Advances from the Federal Home Loan Bank                                                7,400,000        8,000,000
Federal funds purchased and securities sold under agreements to repurchase              6,836,197                -
Other liabilities                                                                       2,446,493        1,976,044
                                                                                     ------------     ------------
  Total liabilities                                                                   387,697,767      345,223,840
                                                                                     ------------     ------------

SHAREHOLDERS' EQUITY
Preferred stock, none issued                                                                   --               --
Common stock, $1 par value, 10,000,000 shares authorized,
  issued and outstanding: 1,759,987 in 1996; and 1,651,175 in 1995;                     1,759,987        1,651,175
Surplus                                                                                18,097,909       17,197,275
Retained earnings                                                                       6,799,288        5,406,774
Unrealized (loss) gain on securities available for sale, net of income taxes           (1,779,636)         415,572
                                                                                     ------------     ------------

  Total shareholders' equity                                                           24,877,548       24,670,796
                                                                                     ------------     ------------

TOTAL                                                                                $412,575,315     $369,894,636
                                                                                     ============     ============

- --------------------------------------------------------------------------------
    See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                          For the Three Months           For the Six Months
                                                             Ended June 30,                Ended June 30,
                                                          1996           1995           1996            1995
                                                        -----------    -----------   ------------     ------------
                                                                              (Unaudited)

INTEREST INCOME:
  Interest and fees on loans                             $5,033,756     $3,554,474   $  9,596,375     $  6,811,656
  Interest on investment securities                       1,848,700        969,590      3,709,481        1,929,980
  Interest on federal funds sold                             34,710        209,750         65,023          374,111
                                                        -----------    -----------   ------------     ------------
    Total interest income                                 6,917,166      4,733,814     13,370,879        9,115,747
                                                        -----------    -----------   ------------     ------------

INTEREST EXPENSE:
  Interest on deposits                                    2,955,195      1,751,179      5,511,184        3,245,352
  Interest on borrowed funds                                 46,090            316         87,068            1,527
                                                        -----------    -----------   ------------     ------------
    Total interest expense                                3,001,285      1,751,495       5,598,252       3,246,879
                                                        -----------    -----------    ------------     ------------
    Net interest income                                   3,915,881      2,982,319       7,772,627       5,868,868


PROVISION FOR LOAN  LOSSES                                  225,000         60,000        450,000          290,000
                                                        -----------    -----------   ------------     ------------
    Net interest income after provision for loan losses   3,690,881      2,922,319      7,322,627        5,578,868
                                                        -----------    -----------   ------------     ------------


OTHER INCOME:
  Service charges on deposit accounts                       247,505        143,784        488,272          285,797
  Other service charges                                      26,743         15,305         44,747           28,870
  Gain on sale of fixed assets                                3,000                        14,529
  Gain on sale of loans                                                                                    207,984
  Gain on sale of investment securities                      31,484                       191,288

  Other                                                      47,444         42,151        119,654          178,643
                                                        -----------    -----------   ------------     ------------
Total other income                                          356,176        201,240        858,490          701,294
                                                        -----------    -----------   ------------     ------------

OTHER EXPENSES:
  Salaries and employee benefits                          1,370,700      1,063,473      2,867,345        2,142,186
  Occupancy expense                                         375,040        270,174        770,045          563,732
  Equipment expense                                         179,329         89,850        349,785          179,186
  Provision for losses on real estate owned                                                                 27,660
  Professional fees and services                             79,250         76,776        154,147          148,135
  Data processing expense                                   264,123        124,499        515,259          238,766
  Amortization of excess of cost over
   fair value of assets acquired                            206,745         47,606        413,420           95,213
  Postage and supplies                                      111,059         67,824        242,538          135,247
  Insurance                                                  41,250        155,047         73,964          308,557
  Other                                                     363,650        301,277        734,143          651,363
                                                        -----------    -----------   ------------     ------------
    Total other expenses                                  2,991,146      2,196,526      6,120,646        4,490,045
                                                        -----------    -----------   ------------     ------------

INCOME BEFORE INCOME TAXES                                1,055,911        927,03       2,060,471        1,790,117

INCOME TAXES                                                332,000       268,000         668,000          500,000
                                                        -----------    -----------   ------------     ------------

NET INCOME                                              $   723,911    $   659,033   $  1,392,471     $  1,290,117
                                                        ===========    ===========   ============     ============

Earnings per common and common equivalent share
    Net income                                          $      0.41    $      0.37   $       0.79     $       0.76
                                                        ===========    ===========   ============     ============

Earnings per common share - assuming full dilution
    Net income                                          $      0.41    $      0.37   $       0.79     $       0.76
                                                        ===========    ===========   ============     ============

Weighted average shares                                   1,678,378      1,648,306      1,666,720        1,628,936
                                                        ===========    ===========   ============     ============


- ------------------------------------------------------
     See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Six Months
                                                                                            Ended June 30,
                                                                                         1996            1995
                                                                                         ----            ----
                                                                                             (Unaudited)

OPERATING ACTIVITIES:
  Net income                                                                          $   1,392,471    $ 1,290,117
  Adjustments  to  reconcile  net  income  to net cash  provided  by
  (used  in) operating activities:
    Provision for loan losses                                                               450,000        290,000
    Provision for loss on real estate owned                                                                 27,660
    Depreciation and amortization                                                           233,192        137,089
    Amortization of excess cost over fair value of assets acquired                          413,420         95,213
    Gain on sale of investment securities available for sale                               (191,288)
    Gain on sale of bank properites and equipment                                           (14,529)
    Gain on sale of loans                                                                                 (207,984)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest and other assets                                                  (2,050,974)      (882,839)
      Accounts payable and accrued expenses                                                 470,449        338,201
                                                                                      -------------  -------------
        Net cash provided by operating activities                                           702,741      1,087,457
                                                                                      -------------  -------------
INVESTING ACTIVITIES:
  Purchases of investment securities held to maturity                                                  (34,481,962)
  Purchases of investment securities available for sale                                (125,543,579)
  Proceeds from maturities of investment securities held to maturity                                    30,508,170
  Proceeds from maturities of investment securities available for sale                   47,965,005
  Proceeds from maturities of mortgage-backed securities held to maturity                                  113,512
  Proceeds from sale of investment securities available for sale                         33,899,410
  Proceeds from sale of mortgage-backed securities available for sale                    50,850,000
  Proceeds from sale of loans                                                                            1,870,608
  Net increase in loans                                                                 (51,485,050)   (20,060,241)
  Purchase of bank properties and equipment                                                (302,228)      (363,743)
  Proceeds from sale of bank properties and equipment                                        14,529
  Decrease in real estate owned, net                                                         85,924         73,718
                                                                                      -------------  -------------
        Net cash used in investing activities                                           (44,515,989)   (22,339,938)
                                                                                      -------------  -------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                               35,767,281     23,148,095
  Net borrowings                                                                          6,236,197
  Proceeds from exercise of stock options                                                 1,009,446        583,740
  Proceeds from issuance of common stock                                                                   260,000
                                                                                      -------------  -------------
        Net cash provided by (used in) financing activities                              43,012,924     23,991,835
                                                                                      -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (800,324)     2,739,354

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           17,242,366     10,170,697
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  16,442,042  $  12,910,051
                                                                                      =============  =============

- -------------------------------------------------------------------------------
    See notes to consolidated financial statements

                                SUN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The audited and unaudited consolidated financial statements contained herein for Sun Bancorp, Inc. (the "Company") include the accounts of Sun Bancorp, Inc. and its wholly-owned subsidiary, Sun National Bank (the "Bank") and the bank's wholly-owned subsidiary, Med-Vine, Inc. All significant inter-company balances and transactions have been eliminated.

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 1996. The results for the six months and quarter ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

(2)      Loans

         The components of loans as of June 30, 1996 and December 31, 1995 were as follows:

                                                                       June 30, 1996      December 31, 1995
                                                                         (Unaudited)

           Commercial and industrial                                  $  169,253,493         $  118,874,150
           Real estate-residential mortgages                              53,892,068             54,414,800
           Installment                                                    13,695,789             12,409,321
                                                                      --------------         --------------
             Total gross loans                                           236,841,350            185,698,271
           Allowance for loan losses                                      (2,172,669)            (2,064,640)
                                                                      --------------         --------------
             Net Loans                                                $  234,668,681         $  183,633,631
                                                                      ==============         ==============

           Non-accrual loans                                        $      1,977,429       $      2,658,118


(3)      Allowance For Loan Losses

         Changes in the allowance for loan losses were as follows:

                                                                For the six month
                                                                   period ended
                                                                  June 30, 1996           December 31, 1995
                                                                   (Unaudited)

           Balance, beginning of period                                 $ 2,064,640           $  1,607,375
           Charge-offs                                                     (350,174)              (426,289)
           Recoveries                                                         8,203                 75,894
                                                                        -----------           ------------
             Net charge-offs                                               (341,971)              (350,395)
           Provision for loan losses                                        450,000                807,660
                                                                        -----------                -------
           Balance, end of period                                       $ 2,172,669            $ 2,064,640
                                                                        ============            ===========


         The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan.

         An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant.

         Impairment losses are included in the provision for loan losses. SFAS Nos. 114 and 118 do not apply to large groups of smaller balance, homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follows:

                                                                         June 30, 1996    December 31, 1995
                                                                          (Unaudited)

           Impaired loans with related reserve for loan
             losses ($296,307) calculated under SFAS No. 114                          --         $  454,489
           Impaired loans with no related reserve for loan
             losses calculated under SFAS No. 114                             $  619,939            527,908
                                                                              ----------            -------
           Total impaired loans                                               $  619,939         $  982,397


                                                                          For the Six
                                                                         Months Ended
                                                                         June 30, 1996    December 31, 1995
                                                                          (Unaudited)

           Average impaired loans                                             $  573,670         $  411,289
           Interest income recognized in impaired loans                               --             18,561
           Cash basis interest income recognized on impaired loans                    --                 --

(4)      Deposits

         Deposits consist of the following major classifications:

                                                                   June 30, 1996        December 31, 1995
                                                                    (Unaudited)

           Demand deposits                                            $  127,765,572         $  128,802,293
           Savings deposits                                               65,770,228             66,970,293
           Time certificates under $100,000                              143,101,262            122,415,317
           Time certificates $100,000 or more                             34,378,015             17,059,893
                                                                          ----------             ----------
             Total                                                    $  371,015,077         $  335,247,796
                                                                      ==============         ==============

         Of the total demand deposits, approximately, $67,863,000 (unaudited) and $62,700,000 are non-interest bearing at June 30, 1996 and December 31, 1995.

(5)      Earnings Per Share

         Earnings per share were calculated as follows:

                                              For the Three Month Periods Ended      For the Six Month Periods Ended
                                                           June 30,                              June 30,
                                                           --------                              --------
                                                                            (Unaudited)
                                                      1996               1995                1996              1995
                                                      ----               ----                ----              ----
Assumptions:
  Net income for the period                        $  723,911           $  631,373       $  1,392,471      $ 1,290,117
  Average common shares outstanding                 1,678,378            1,648,306          1,666,720        1,628,936
  Dilutive options outstanding to purchase
   equivalent shares                                  217,643              185,126            217,643          185,126
  Average exercise price per share                  $  11.282            $   8.635          $  11.282         $  8.635
  Estimated market value per common share
    to be used                                      $   18.50            $   13.00          $   18.50         $  13.00
Computations:
  Application of assumed proceeds:
  Towards repurchase of outstanding
    common shares at applicable market value      $ 2,455,448         $  1,598,563       $  2,455,448     $  1,598,563
 Adjustment of shares outstanding:
  Actual average shares outstanding                 1,678,378            1,648,306          1,666,720        1,628,936
  Net additional shares issuable                       84,916               62,160             84,916           62,160
                                                    ---------            ---------          ---------        ---------
  Adjusted shares outstanding                       1,763,294            1,710,466          1,751,636        1,691,096
                                                    =========            =========          =========        =========
 Earnings per share:
  Before adjustment                                   $  0.43              $  0.38            $  0.84          $  0.79
                                                      =======              =======            =======          =======
  After adjustment                                    $  0.41              $  0.37            $  0.79          $  0.76
                                                      =======              =======            =======          =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         Total Assets at June 30, 1996 increased by $42.7 million to $412.6 million as compared to $369.9 million at December 31, 1995, growth of 11.5%. The increase was due to $51.0 million in loan growth, primarily commercial loans, partially offset by a $10.3 million decrease in investment securities. The increase in total assets was funded by a growth of $35.8 million in deposits and $6.8 million in federal funds purchased and securities sold under agreements to repurchase.

         Total capital increased $207,000 from December 31, 1995 to June 30, 1996. The increase resulted from the exercise of stock options $1.0 million; the Company's six month earnings of $1.4 million, and offset by the change in unrealized losses on securities available for sale of $2.2 million.

Liquidity and Capital Resources

         Liquidity management is a daily and long-term business function. The Company's liquidity, represented in part by cash and cash equivalents, is a product of its operating, investing and financing activities. Proceeds from repayment of loans, maturities of investment securities, net income and increases in deposits are the primary sources of liquidity of the Company.

         The Company has experienced a significant increase in commercial loan demand and expects such demand to continue for the remainder of the current fiscal year and into 1997. Management has demonstrated the ability to meet this increased need for funds by attracting higher levels of time deposits, engaging in repurchase agreements and utilizing its lines of credit with other financial institutions. It also has the ability to liquidate portions of its investment portfolio.

         The increase of commercial loans has had the effect of lowering the Company's risk-based capital ratios. In general, commercial loans are categorized as having a 100% risk-weighting using the calculations required by the Company's regulators. The rate at which commercial loans have grown has outpaced the growth rate of the Company's capital.

         It is management's intent to maintain risk-based capital levels that are acceptable to its regulators. Management monitors the Company's capital levels, and when appropriate, will recommend a capital raising effort to the Company's board of directors.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 1996 and
1995.

         Net Income. Net income increased by $65,000 or 9.8% for the three months ended June 30, 1996 to $724,000 from $659,000 for the three months ended June 30, 1995. Net interest income increased $934,000 and the provision for loan losses increased $165,000 for the three months ended June 30, 1996 compared to the same period in 1995. Other income increased by $155,000 to $356,000 for the three months ended June 30, 1996 as compared to $201,000 for the three months ended June 30, 1995. Other expenses increased by $795,000 to $3.0 million for the three months ended June 30, 1996 as compared to $2.2 million for the three months ended June 30, 1995.

         Net Interest Income. The increase in net interest income was primarily due to a $2.2 million increase in interest income partially offset by a $1.2 million increase in interest expense.

         The increase to interest income was a result of significant loan growth and higher levels of investment securities outstanding, and partially offset by lower amounts of federal funds sold. Interest and fees on loans amounted to $5.0 million for the three months ended June 30, 1996 compared to $3.5 million for the same period in 1995; an increase of about $1.5 million, or 42%. Interest on investment securities increased $879,000, or 91% for the three months ended June 30, 1996 to $1.8 million from about $970,000 for the three months ended June 30, 1995. Interest income on federal funds sold only amounted to $35,000 for the three months ended June 30, 1996 compared to $210,000 for the same period in 1995.

         Deposit growth, as a result of the acquisition of eight branches from other financial institutions in 1995, caused a sharp increase of interest expense on deposit accounts. For the three months ended June 30, 1996, interest on deposits amounted to almost $3.0 million, or a $1.2 million increase from the three months ended June 30, 1995.

         For the three months ended June 30, 1996, the provision for loan losses amounted to $225,000, an increase of $165,000 compared to the same period in 1995. This increase was a result of the significant increase in commercial loan balances in 1996. Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the bank's primary regulator.

         Other Income and Other Expenses.

         Other income increased $155,000 for the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995. The increase was mostly a result of higher levels of service charges on deposit accounts. As was previously mentioned, the Company showed a sharp increase in deposits as a result of its acquisition of branch offices.

         Other expenses increased approximately $790,000, to $3.0 million for the three months ended June 30, 1996 as compared to the same period in 1995. The increase was a result of operating a much larger organization and amortizing the premium paid on prior acquisitions. Salaries and employee benefits increased $300,000, data processing expense increased $140,000, occupancy and equipment expense increased $190,000 and amortization of intangibles increased about $160,000.

Comparison of Operating Results for the Six Months Ended June 30, 1996 and 1995.

         Net Income. Net income increased by $102,000 or 7.9% for the six months ended June 30, 1996 to $1.4 million from $1.3 million for the six months ended June 30, 1995. Net interest income increased $1.9 million and the provision for loan losses increased $160,000 for the six months ended June 30, 1996 compared to the same period in 1995. Other income increased by $157,000 to $858,000 for the six months ended June 30, 1996 as compared to $701,000 for the six months ended June 30, 1995. Other expenses increased by $1.6 million to $6.1 million for the six months ended June 30, 1996 as compared to $4.5 million for the six months ended June 30, 1995.

         Net Interest Income. The increase in net interest income was primarily due to a $4.3 million increase in interest income partially offset by a $2.4 million increase in interest expense.

         The increase to interest income was a result of the aforementioned loan growth and higher levels of investment securities outstanding, and partially offset by lower amounts of federal funds sold. Interest and fees on loans amounted to $9.6 million for the six months ended June 30, 1996 compared to $6.8 million for the same period in 1995; an increase of $2.8 million, or 41%. Interest on investment securities increased $1.8 million, or 92% for the six months ended June 30, 1996 to $3.7 million from $1.9 million for the six months ended June 30, 1995. Interest income on federal funds sold amounted to $65,000 for the six months ended June 30, 1996 compared to $374,000 for the same period in 1995.

         Deposit growth, as a result of the acquisition of eight branches from other financial institutions in 1995, caused a sharp increase of interest expense on deposit accounts. For the six months ended June 30, 1996, interest on deposits amounted to over $5.5 million, or a $2.3 million increase from the six months ended June 30, 1995.

         For the six months ended June 30, 1996, the provision for loan losses amounted to $450,000, an increase of $160,000 compared to the same period in 1995. This increase was a result of the significant increase in commercial loan balances in 1996. Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the bank's primary regulator.

         Other Income and Other Expenses.

         Other income increased $157,000 for the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995. The increase was mostly a result of higher levels of service charges on deposit accounts. As was previously mentioned, the Company showed a sharp increase in deposits as a result of its acquisition of branch offices. For the six months ended June 30, 1996, the Company also realized a gain on the sale of investment securities in the amount of $191,000. For the same period in 1995, the Company realized a gain on the sale of loans in the amount of $208,000.

         Other expenses increased approximately $1.6 million, to $6.1 million for the six months ended June 30, 1996 as compared to the same period in 1995. The increase was a result of operating a much larger organization and amortizing the premium paid on prior acquisitions. Salaries and employee benefits increased $725,000, data processing expense increased $276,000, occupancy and equipment expense increased $377,000 and amortization of intangibles increased about $318,000.

                           PART II - OTHER INFORMATION

Item 1            Legal Proceedings

         The Company is not engaged in any legal proceedings of a material nature at June 30, 1996. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2   Changes in Securities

                  Not applicable

Item 3   Defaults Upon Senior Securities

                  Not applicable

Item 4   Submission of Matters to a Vote of Security Holders

                  Not applicable

Item 5   Other Information

                  Not applicable

Item 6   Exhibits and Reports on Form 8-K

         (a)      Not Applicable

         (b)      No Form 8-K reports were filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Ace of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date    September 20, 1996                    Sun Bancorp, Inc.
        ------------------                    -----------------
                                                (Registrant)



                                        /s/  Philip W. Koebig, III
                                             ---------------------
                                             Philip W. Koebig, III
                                             Executive Vice President




Date    September 20, 1996              /s/  Robert F. Mack
        ------------------                   --------------------
                                             Robert F. Mack
                                             Controller
                                       11