Form 10-Q
period 1996-09-30
SUN BANCORP INC /NJ/
filed 1996-11-14
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 1996
                                                -------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    ----------------------

Commission file number                        0 - 20957
                          ------------------------------------------------------


                                SUN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    New Jersey                                52-1382541
     ---------------------------------------------         ----------------
     (State or other jurisdiction of incorporation         (I.R.S. Employer
         or organization)                                  Identification)

                  226 Landis Avenue, Vineland, New Jersey 08360
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (609) 691 - 7700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X   No
                                                    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock            1,847,879             November 6, 1996
-----------------------------            ---------             ----------------
         Class                 Number of shares outstanding          Date

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   September 30,     December 31,
                                                                                       1996              1995
                                                                                       ----              ----
                                                                                    (Unaudited)

ASSETS

Cash and due from banks                                                              $  21,923,596    $  17,242,366
Federal funds sold                                                                               -                -
                                                                                     -------------    -------------

  Cash and cash equivalents                                                             21,923,596       17,242,366
Investment securities available for sale (amortized cost -
  $128,257,737; 1996, and $146,379,244; 1995)                                          125,359,332      147,008,896
Loans receivable (net of allowance for loan losses -
  $2,375,055; 1996, and $2,064,640; 1995)                                              265,310,684      183,633,631
Bank properties and equipment                                                           11,560,107       11,419,175
Real estate owned, net                                                                     573,863          876,302
Accrued interest receivable                                                              3,511,077        2,564,921
Excess of cost over fair value of assets acquired                                        5,571,893        6,191,919
Deferred taxes                                                                           1,953,791          205,169
Other assets                                                                               506,063          752,257
                                                                                     -------------    -------------

TOTAL                                                                                $ 436,270,406    $ 369,894,636
                                                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

Deposits                                                                             $ 380,159,613    $ 335,247,796
Advances from the Federal Home Loan Bank                                                15,000,000        8,000,000
Federal funds purchased and securities sold under agreements to repurchase              13,212,841                -

Other liabilities                                                                        2,166,427        1,976,044
                                                                                     -------------    -------------
  Total liabilities                                                                    410,538,881      345,223,840
                                                                                     -------------    -------------

SHAREHOLDERS' EQUITY

Preferred stock, none issued                                                                     -                -

Common stock, $1 par value, 10,000,000 shares authorized,
  issued and outstanding: 1,759,987 in 1996; and 1,651,175 in 1995;                      1,759,987        1,651,175
Surplus                                                                                 18,097,909       17,197,275
Retained earnings                                                                        7,573,956        5,406,774
Unrealized (loss) gain on securities available for sale, net of income taxes            (1,700,327)         415,572
                                                                                     -------------    -------------
  Total shareholders' equity                                                            25,731,525       24,670,796
                                                                                     -------------    -------------
TOTAL                                                                                $ 436,270,406    $ 369,894,636
                                                                                     =============    =============

--------------------------------------------------------------------------------
    See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                              For the Three Months           For the Nine Months
                                                              Ended September 30,            Ended September 30,
                                                              -------------------            -------------------
                                                              1996           1995            1996            1995
                                                              ----           ----            ----            ----
                                                                                (Unaudited)

INTEREST INCOME:
  Interest and fees on loans                             $  6,042,729    $ 3,989,084    $ 15,639,104     $ 10,800,740
  Interest on investment securities                         1,874,270      1,584,971       5,583,751        3,514,951
  Interest on federal funds sold                                  466         54,857          65,489          428,968
                                                           ----------     ----------      ----------       ----------
    Total interest income                                   7,917,465      5,628,912      21,288,344       14,744,659
                                                           ----------     ----------      ----------       ----------

INTEREST EXPENSE:

  Interest on deposits                                      3,222,283      2,007,181       8,733,467        5,252,533
  Interest on borrowed funds                                  207,165         16,733         294,233           18,260
                                                           ----------     ----------      ----------       ----------

    Total interest expense                                  3,429,448      2,023,914       9,027,700        5,270,793
                                                           ----------     ----------      ----------       ----------

    Net interest income                                     4,488,017      3,604,998      12,260,644        9,473,866

PROVISION FOR LOAN  LOSSES                                    225,000        257,660         675,000          547,660
                                                           ----------     ----------      ----------       ----------
    Net interest income after provision for loan losses     4,263,017      3,347,338      11,585,644        8,926,206
                                                           ----------     ----------      ----------       ----------

OTHER INCOME:

  Service charges on deposit accounts                         262,183        169,875         750,455          455,672
  Other service charges                                        41,527         16,976          86,274           45,846
  Gain on sale of fixed assets                                    700                         15,229
  Gain on sale of loans                                                                                       207,984
  Gain on sale of investment securities                        12,166         49,021         203,454           49,021
  Other                                                       137,225        101,910         256,879          280,553
                                                           ----------     ----------      ----------       ----------
   Total other income                                         453,801        337,782       1,312,291        1,039,076
                                                           ----------     ----------      ----------       ----------

OTHER EXPENSES:

  Salaries and employee benefits                            1,929,949      1,238,468       4,797,294        3,380,654
  Occupancy expense                                           304,073        407,682       1,074,118          971,414
  Equipment expense                                           232,557        122,091         582,342          301,277
  Professional fees and services                               88,964         58,018         243,111          206,153
  Data processing expense                                     285,596        165,067         800,855          403,833
  Amortization of excess of cost over
   fair value of assets acquired                              206,606         97,186         620,026          192,399
  Postage and supplies                                         97,342         89,413         339,880          224,660
  Insurance                                                    60,006          2,223         133,970          310,780
  Other                                                       404,016        406,695       1,138,159        1,085,718
                                                           ----------     ----------      ----------       ----------
    Total other expenses                                    3,609,109      2,586,843       9,729,755        7,076,888
                                                           ----------     ----------      ----------       ----------
INCOME BEFORE INCOME TAXES                                  1,107,709      1,098,277       3,168,180        2,888,394
INCOME TAXES                                                  333,000        329,000       1,001,000          829,000
                                                           ----------     ----------      ----------       ----------

NET INCOME                                               $    774,709    $   769,277    $  2,167,180     $  2,059,394
                                                           ==========     ==========      ==========       ==========

Earnings per common and common equivalent share

    Net income                                           $       0.42    $      0.45    $       1.22     $       1.21
                                                           ==========     ==========      ==========       ==========
Earnings per common share - assuming full dilution

    Net income                                           $       0.42    $      0.45    $       1.21     $       1.21
                                                           ==========     ==========      ==========       ==========

-------------------------------------------------------
     See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          For the Nine Months
                                                                                           Ended September 30,
                                                                                          --------------------
                                                                                          1996            1995
                                                                                          ----            ----
                                                                                              (Unaudited)

OPERATING ACTIVITIES:

  Net income                                                                       $   2,167,180    $   2,059,394

  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Provision for loan losses                                                            675,000          547,660

    Depreciation and amortization                                                        351,878          221,075

    Amortization of excess cost over fair value of assets acquired                       620,026          192,399
    Gain on sale of investment securities available for sale                            (203,454)
    Gain on sale of bank properties and equipment                                        (15,229)
    Gain on sale of loans
                                                                                                         (207,984)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest and other assets                                               (1,358,576)

      Accounts payable and accrued expenses                                              190,383          660,299
                                                                                      ----------        ---------

        Net cash provided by operating activities                                      2,427,208        2,029,885
                                                                                      ----------        ---------
INVESTING ACTIVITIES:
  Purchases of investment securities held to maturity                                                 (61,745,458)

  Purchases of investment securities available for sale                             (154,241,179)
  Increase of investment securities resulting from branch acquisition                                 (45,600,000)
  Proceeds from maturities of investment securities held to maturity                                   69,792,560

  Proceeds from maturities of investment securities available for sale                68,156,579
  Proceeds from maturities of mortgage-backed securities held to maturity                                 113,512

  Proceeds from sale of investment securities available for sale                      53,881,713
  Proceeds from sale of mortgage-backed securities available for sale                 50,850,000
  Proceeds from sale of loans                                                                           1,870,608
  Net increase in loans                                                              (82,352,053)     (33,648,284)
  Purchase of bank properties and equipment                                             (492,810)      (2,407,306)
  Proceeds from sale of bank properties and equipment                                     15,229
  Excess of cost over fair value of branch assets acquired                                             (2,082,310)
  Decrease (increase) in real estate owned, net                                          302,439          (55,120)
                                                                                     -----------      -----------
        Net cash used in investing activities                                        (63,880,082)     (71,423,978)
                                                                                     -----------      -----------


SUN BANCORP, INC.



FINANCING ACTIVITIES:
  Net increase in deposits                                                                44,911,817     18,473,222

  Increase in deposits resulting from branch acquisition                                                 52,316,958
  Net short-term borrowings                                                               20,212,841
  Proceeds from exercise of stock options                                                  1,009,446        592,860

  Proceeds from issuance of common stock                                                                    260,000
                                                                                                         ----------

        Net cash provided by financing activities                                         66,134,104     71,643,040
                                                                                          ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  4,681,230      2,248,947
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            17,242,366     10,170,697
                                                                                          ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 21,923,596   $  12,419,644
                                                                                         ==========      ==========

--------------------------------------------------------------------
    See notes to consolidated financial statements

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

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 1995. The results for the nine months and quarter ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

(2)      Loans

         The components of loans as of September 30, 1996 and December 31, 1995 were as follows:

                                        September 30, 1996   December 31, 1995
                                            (Unaudited)

Commercial and industrial                 $ 196,883,794      $  118,874,150
Real estate-residential mortgages            54,083,901          54,414,800
Installment                                  16,718,044          12,409,321
                                            -----------         -----------
  Total gross loans                         267,685,739         185,698,271
Allowance for loan losses                    (2,375,055)         (2,064,640)
                                            -----------         -----------
  Net Loans                              $  265,310,684      $  183,633,631
                                            ===========         ===========

Non-accrual loans                        $    1,947,129      $    2,658,118

(3)      Allowance For Loan Losses

         Changes in the allowance for loan losses were as follows:

                                      For the nine
                                          month
                                      period ended       December 31, 1995
                                      September 30,
                                          1996
                                       (Unaudited)

Balance, beginning of period          $  2,064,640          $ 1,607,375
Charge-offs                               (377,311)            (426,289)
Recoveries                                  12,726               75,894
                                         ---------            ---------
  Net charge-offs                         (364,585)            (350,395)
Provision for loan losses                  675,000              807,660
                                         ---------            ---------
Balance, end of period                $  2,375,055          $ 2,064,640
                                         =========            =========



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



                                                                 September 30,      December 31,
                                                                      1996              1995
                                                                  (Unaudited)

Impaired loans with related reserve for loan
  losses ($296,307) calculated under SFAS No. 114                      --            $  454,489
Impaired loans with no related reserve for loan
  losses calculated under SFAS No. 114                         $  619,939               527,908
                                                                  -------               -------
Total impaired loans                                           $  619,939            $  982,397

                                                                  For the Nine
                                                                  Months Ended
                                                                  September 30,     December 31,
                                                                      1996              1995
                                                                  (Unaudited)

Average impaired loans                                         $  589,262            $  411,289
Interest income recognized on impaired loans                           --                18,561
Cash basis interest income recognized on impaired loans                --                    --


(4)      Deposits

         Deposits consist of the following major classifications:

                                          September 30,     December 31, 1995
                                              1996
                                           (Unaudited)

Demand deposits                          $  126,696,843      $  128,802,293
Savings deposits                             67,604,558          66,970,293
Time certificates under $100,000            148,471,463         122,415,317
Time certificates $100,000 or more           37,386,749          17,059,893
                                            -----------         -----------
  Total                                  $  380,159,613      $  335,247,796
                                            ===========         ===========


         Of the total demand deposits, approximately, $68,082,000 (unaudited) and $62,700,000 are non-interest bearing at September 30, 1996 and December 31, 1995.

(5)      Dividends

         On September 17, 1996, the Company declared a 5% stock dividend paid on October 30, 1996 to shareholders of record at October 15, 1996. No fractional shares were issued, and in lieu thereof, shareholders received cash based on the fair market value of the common stock on the record date.

         The dividend had no effect on the consolidated financial statements at or for the nine month period ended September 30, 1996.

         (6)      Earnings Per Share

         Earnings per share were calculated as follows:



                                                For the Three Month Periods Ended            For the Nine Month Periods Ended
                                                          September 30,                                September 30,
                                                ---------------------------------            ---------------------------------
                                                                              (Unaudited)

PRIMARY                                                  1996                   1995                  1996               1995
                                                         ----                   ----                  ----               ----
Assumptions:

  Net income for the period                         $    774,709          $     769,277          $  2,167,180        $ 2,059,394
  Average common shares outstanding                    1,759,987              1,648,609             1,694,700          1,634,868
  Dilutive options outstanding to purchase
   equivalent shares                                     217,643                184,296               217,643            184,296
  Average exercise price per share                  $     11.282          $       8.640          $     11.282        $     8.640
  Estimated market value per common share
    to be used                                      $      21.04          $       13.00          $      18.85        $     13.00
Computations:
  Application of assumed proceeds:
  Towards repurchase of outstanding
    common shares at applicable market value        $  2,455,448          $   1,592,317          $  2,455,448       $  1,592,317
 Adjustment of shares outstanding:
  Actual average shares outstanding                    1,759,987              1,648,609             1,694,700          1,634,868
  Net additional shares issuable                         100,958                 61,810                87,365             61,810
                                                       ---------              ---------             ---------          ---------
  Adjusted shares outstanding                          1,860,945              1,710,419             1,782,065          1,696,678
                                                       =========              =========             =========          =========
 Earnings per share:
  Before adjustment                                 $       0.44          $        0.47          $       1.28       $       1.26
                                                       =========              =========             =========          =========

  After adjustment                                  $       0.42          $        0.45          $       1.22       $       1.21
                                                       =========              =========             =========          =========

FULLY DILUTED
Assumptions:
  Net income for the period                         $    774,709          $     769,277          $  2,167,180        $ 2,059,394
  Average common shares outstanding                    1,759,987              1,648,609             1,694,700          1,634,868
  Dilutive options outstanding to purchase
   equivalent shares                                     217,643                184,296               217,643            184,296
  Average exercise price per share                  $     11.282          $       8.640          $     11.282        $     8.640
  Estimated market value per common share
    to be used                                      $      21.04          $       13.00          $      21.00        $     13.00
Computations:
  Application of assumed proceeds:
  Towards repurchase of outstanding
    common shares at applicable market value        $  2,455,448          $   1,592,317          $  2,455,448       $  1,592,317
 Adjustment of shares outstanding:
  Actual average shares outstanding                    1,759,987              1,648,609             1,694,700          1,634,868
  Net additional shares issuable                         100,958                 61,810               100,717             61,810
                                                       ---------              ---------             ---------          ---------
  Adjusted shares outstanding                          1,860,945              1,710,419             1,795,417          1,696,678
                                                       =========              =========             =========          =========
 Earnings per share:
  Before adjustment                                 $       0.44          $        0.47          $       1.28       $       1.26
                                                       =========              =========             =========          =========
  After adjustment                                  $       0.42          $        0.45          $                  $       1.21
                                                       =========              =========             =========          =========



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         Total Assets at September 30, 1996 increased by $66.4 million to $436.3 million as compared to $369.9 million at December 31, 1995, representing growth of about 17.9%. The increase was due to $81.7 million in loan growth, primarily commercial loans, partially offset by a $21.6 million decrease in investment securities. The increase in total assets was funded by a growth of $44.9 million in deposits and $13.2 million in federal funds purchased and securities sold under agreements to repurchase and an increase of $7 million in advances from the Federal Home Loan Bank.

         Total capital increased $1.1 million from December 31, 1995 to September 30, 1996. The increase resulted from the exercise of stock options $1.0 million; the Company's nine month earnings of $2.2 million, and offset by the change in unrealized losses on securities available for sale of $2.1 million.

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

Comparison of Operating Results for the Three Months Ended September 30, 1996 and 1995.

         Net Income. Net income increased by $6,000 for the three months ended September 30, 1996 to $775,000 from $769,000 for the three months ended September 30, 1995. Net interest income increased $883,000 and the provision for loan losses decreased $33,000 for the three months ended September 30, 1996 compared to the same period in 1995. Other income increased by $116,000 to $454,000 for the three months ended September 30, 1996 as compared to $338,000 for the three months ended September 30, 1995. Other expenses increased by $1.0 million to $3.6 million for the three months ended September 30, 1996 as compared to $2.6 million for the three months ended September 30, 1995.

         Net Interest Income. The increase in net interest income was due to a $2.3 million increase in interest income partially offset by a $1.4 million increase in interest expense.

         The increase to interest income was a result of significant loan growth and higher levels of investment securities outstanding, and partially offset by lower amounts of federal funds sold. Interest and fees on loans amounted to $6.0 million for the three months ended September 30, 1996 compared to $4.0 million for the same period in 1995; an increase of about $2.0 million, or 51.5 %. Interest on investment securities increased $289,000, or 18.3 % for the three months ended September 30, 1996 to $1.9 million from about $1.6 million for the three months ended September 30, 1995. Interest income on federal funds sold only amounted to $500 for the three months ended September 30, 1996 compared to $55,000 for the same period in 1995.

         Deposit growth, as a result of the acquisition of eight branches from other financial institutions in 1995, caused a sharp increase of interest expense on deposit accounts. For the three months ended September 30, 1996, interest on deposits amounted to almost $3.2 million, or a $1.2 million increase from the three months ended September 30, 1995.

         For the three months ended September 30, 1996, the provision for loan losses amounted to $225,000, a decrease of $33,000 compared to the same period in 1995. Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the bank's primary regulator.

         Other Income and Other Expenses.

         Other income increased $116,000 for the three month period ended September 30, 1996 compared to the three month period ended September 30, 1995. The increase was mostly a result of higher levels of service charges on deposit accounts. As was previously mentioned, the Company showed a sharp increase in deposits as a result of its acquisition of branch offices.

         Other expenses increased approximately $1.0 million, to $3.6 million for the three months ended September 30, 1996 as compared to the same period in 1995. The increase was a result of operating a much larger organization and amortizing the premium paid on prior acquisitions. Also, during the third quarter of 1995, the Company received a rebate of insurance premiums from the Federal Deposit Insurance Corporation. Salaries and employee benefits increased $690,000, data processing expense increased $120,000, occupancy and equipment expense were virtually unchanged and amortization of intangibles increased about $109,000.


Comparison of Operating Results for the Nine Months Ended September 30, 1996 and 1995.

         Net Income. Net income increased by $108,000 or 5.2% for the nine months ended September 30, 1996 to $2.2 million from $2.1 million for the nine months ended September 30, 1995. Net interest income increased $2.8 million and the provision for loan losses increased $130,000 for the nine months ended September 30, 1996 compared to the same period in 1995. Other income increased by $270,000 to $1.3 million for the nine months ended September 30, 1996 as compared to $1.0 million for the nine months ended September 30, 1995. Other expenses increased by $2.6 million to $9.7 million for the nine months ended September 30, 1996 as compared to $7.1 million for the nine months ended September 30, 1995.

         Net Interest Income. The increase in net interest income was primarily due to a $6.5 million increase in interest income partially offset by a $3.8 million increase in interest expense.

         The increase to interest income was a result of the aforementioned loan growth and higher levels of investment securities outstanding, and partially offset by lower amounts of federal funds sold. Interest and fees on loans amounted to $15.6 million for the nine months ended September 30, 1996 compared to $10.8 million for the same period in 1995; an increase of $4.8 million, or
44.8 %. Interest on investment securities increased $2.1 million, or 58.9 % for the nine months ended September 30, 1996 to $5.6 million from $3.5 million for the nine months ended September 30, 1995. Interest income on federal funds sold amounted to $65,000 for the nine months ended September 30, 1996 compared to $430,000 for the same period in 1995.

         Deposit growth, as a result of the acquisition of eight branches from other financial institutions in 1995, caused a sharp increase of interest expense on deposit accounts. For the nine months ended September 30, 1996, interest on deposits amounted to over $8.7 million, or a $3.5 million increase from the nine months ended September 30, 1995.

         For the nine months ended September 30, 1996, the provision for loan losses amounted to $675,000, an increase of $127,000 compared to the same period in 1995. This increase was a result of an increase in commercial loan balances in 1996. Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the bank's primary regulator.

         Other Income and Other Expenses.

         Other income increased $270,000 for the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995. The increase was mostly a result of higher levels of service charges on deposit accounts. As was previously mentioned, the Company showed a sharp increase in deposits as a result of its acquisition of branch offices. For the nine months ended September 30, 1996, the Company also realized a gain on the sale of investment securities in the amount of $203,000. For the same period in 1995, the Company realized a gain on the sale of loans in the amount of $208,000.

         Other expenses increased approximately $2.7 million, to $9.7 million for the nine months ended September 30, 1996 as compared to the same period in 1995. The increase was a result of operating a much larger organization and amortizing the premium paid on prior acquisitions. Salaries and employee benefits increased $1.4 million, data processing expense increased $400,000, occupancy and equipment expense increased $380,000 and amortization of intangibles increased about $430,000.

                           PART II - OTHER INFORMATION

Item 1            Legal Proceedings

         The Company is not engaged in any legal proceedings of a material nature at September 30, 1996. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2   Changes in Securities

                  Not applicable

Item 3   Defaults Upon Senior Securities

                  Not applicable

Item 4   Submission of Matters to a Vote of Security Holders

                  Not applicable

Item 5   Other Information

                  Not applicable

Item 6   Exhibits and Reports on Form 8-K

         (a)      Not Applicable

         (b)      No Form 8-K reports were filed during this quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Ace of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 8, 1996                Sun Bancorp, Inc.
       ----------------                -----------------------------
                                            (Registrant)

                                      /s/ Philip W. Koebig, III
                                      ------------------------------
                                      Philip W. Koebig, III
                                      Executive Vice President

Date   November 8, 1996               /s/ Robert F. Mack
       ----------------               ------------------------------
                                      Robert F. Mack
                                      Controller