Form 10-K405
period 1996-12-31
SUN BANCORP INC /NJ/
filed 1997-03-25
CIK 1017793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

      For the fiscal year ended   December 31, 1996
                                  -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
      For the transition period from              to             .
                                     ------------    ------------

Commission File No. 0-20957

                                Sun Bancorp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

New Jersey                                                  52-1382541
---------------------------------------------             -----------------
(State or Other Jurisdiction of Incorporation             I.R.S. Employer
or Organization)                                          Identification No.

226 Landis Avenue, Vineland, New Jersey                         08360
---------------------------------------------             ------------------
(Address of Principal Executive Offices                       (Zip Code)

Issuer's Telephone Number, Including Area Code:            (609) 691-7700
                                                           --------------

Securities registered under to Section 12(b) of the Exchange Act:  None
                                                                   ----

Securities registered under to Section 12(g) of the Exchange Act:

                          Common Stock, $1.00 par value
                          -----------------------------
                                (Title of Class)

      Indicated by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X           NO     .
     ----             ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock on March 15, 1997 was approximately $22.1 million.

      As of March 15, 1997, there were issued and outstanding 1,851,260 shares of the registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1996. (Part II)

Item 1.  Business

General

      The Company, a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey with one subsidiary, Sun National Bank (the "Bank"), a national banking association. At December 31, 1996, the Company had total assets of $436.8 million, total deposits of $386.0 million and total stockholders' equity of $27.4 million. The Bank's deposits are federally insured by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Company's principal business is to serve as a holding company for the Bank.

     The Company was incorporated in, and the Bank was chartered in, 1985. In April 1995, the Company changed its name from Citizens Investments, Inc. to its present name. It is the Company's strategy to expand its retail market throughout southern New Jersey. Since 1994, the Company has successfully completed the acquisition of two commercial banks with a total of $117 million in assets as well as two purchase and assumption transactions in which the Company acquired eight branches with $122 million in deposits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --
Overview." In addition, the Company entered into an agreement to acquire four branches, with $73 million in deposits, from First Union National Bank, Avondale, Pennsylvania, and three branches with $33 million in deposits, from Oritani Savings Bank, SLA, Hackensack, New Jersey. The Company also plans to establish two de novo branches during 1997. Through its acquisition and expansion program, the Company has significantly increased its asset size as well as the Bank's retail network. At December 31, 1993, the Company's total consolidated assets were $112.0 million as compared to $436.8 million at December 31, 1996.

      At December 31, 1996, the Bank provided community banking services through eighteen branches located in southern New Jersey. The Bank offers a wide variety of consumer and commercial lending and deposit services. The loans offered by the Bank include commercial and industrial loans, commercial real estate loans, home equity loans, mortgage loans and installment loans. The Bank also offers deposit and personal banking services including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Through an arrangement with Institutional Marketing Strategies, L.L.C., the Bank also offers mutual funds, securities brokerage and investment advisory services. The Bank considers its primary market area to be the New Jersey counties of Atlantic, Burlington, Cape May, Cumberland, Mercer and Ocean. The Bank's market area contains a diverse base of customers, including agricultural, manufacturing, transportation and retail consumer businesses.

      In February 1997, the Company created a special purpose subsidiary, Sun Capital Trust, to issue approximately $25 million of trust preferred securities. The issuance of these securities was completed on March 17, 1997 and the proceeds from the sale of these securities were used to purchase approximately $25 million of junior subordinated notes issued by the Company. The proceeds received by the Company from the sale of the junior subordinated notes are expected to be used to increase its capital to support recent and pending acquisitions and for other general corporate purposes.

Competition

      The banking business is highly competitive. In its primary market area, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. The Bank's primary competitors have substantially greater resources and lending limits than the Bank and may offer certain services, such as trust services, that the Bank does not provide at this time. The profitability of the Company depends upon the Bank's ability to compete in its primary market area.

Lending Activities

     General. The principal lending activity of the Bank is the origination of commercial real estate loans, commercial business and industrial loans, home equity loans, mortgage loans and, to a much lesser extent, installment loans. All loans are originated in the Bank's primary market area. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Bank's loan portfolio.

      Commercial and Industrial Loans. The Bank originates several types of commercial and industrial loans. Included as commercial loans are short- and long-term business loans, lines of credit, non-residential mortgage loans and real estate construction loans. The primary focus of the Bank is on the origination of commercial loans secured by real estate. The majority of the Bank's customers for these loans are small- to medium-sized businesses located in the southern part of New Jersey.

      Commercial Real Estate Loans. Loans secured by commercial properties generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. A significant portion of the Bank's commercial real estate and commercial and industrial loan portfolio includes a balloon payment feature. A number of factors may affect a borrower's ability to make or refinance a balloon payment, including without limitation the financial condition of the borrower at the time, the prevailing local economic conditions, and the prevailing interest rate environment. There can be no assurance that borrowers will be able to make or refinance balloon payments when due.

      Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, the Company may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to a greater extent than residential loans to adverse conditions in the real estate market or economy.

      Home Equity Loans. The Bank originates home equity loans, secured by first or second mortgages owned or being purchased by the loan applicant. Home equity loans are consumer revolving lines of credit. The interest rate charged on such loans is usually a floating rate related to the prime lending rate. Home equity loans may provide for interest only payments for the first two years with principal payments to begin in the third year. A home equity loan is typically originated as a fifteen-year note that allows the borrower to draw upon the approved line of credit during the same period as the note. The Bank generally requires a loan-to-value ratio in the range of 70% to 80% of the appraised value, less any outstanding mortgage.

      Residential Real Estate Loans. The Bank uses outside loan correspondents to originate residential mortgages. These loans are originated using the Bank's underwriting standards, rates and terms, and are approved according to the Bank's lending policy prior to origination. Prior to closing, the Bank usually has commitments to sell these loans, at par and without recourse, in the secondary market. Secondary market sales are generally scheduled to close shortly after the origination of the loan.

      The majority of the Bank's residential mortgage loans consist of loans secured by owner-occupied, single-family residences. The Bank's mortgage loan portfolio consists of both fixed-rate and adjustable-rate loans secured by various types of collateral as discussed below. Management generally originates residential mortgage loans in conformity with Federal National Mortgage Association ("FNMA") standards so that the loans will be eligible for sale in the secondary market. Management expects to continue offering mortgage loans at market interest rates, with substantially the same terms and conditions as it currently offers.

      The Bank's residential mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage portfolio. The Bank usually exercises its rights under these clauses.

      Installment Loans. The Bank originates installment, or consumer loans secured by a variety of collateral, such as new and used automobiles. The Bank makes a very limited number of unsecured installment loans. Through its merger with Ocean in 1994, the Bank acquired a credit card portfolio which it intends to reduce as current customers pay off their lines of credit.

      Loan Solicitation and Processing. Loan originations are derived from a number of sources such as loan officers, customers, borrowers and referrals from real estate brokers, accountants, attorneys and regional advisory boards.

      Upon receipt of a loan application, a credit report is ordered and reviewed to verify specific information relating to the loan applicant's creditworthiness. For residential mortgage loans, written verifications of employment and deposit balances are requested by the Bank. The Bank requires that an appraisal of the real estate intended to secure the proposed loan is undertaken by a certified independent appraiser approved by the Bank and licensed by the State. After all of the required information is obtained, the Bank then makes its credit decision. Depending on the type, collateral and amount of the credit request, various levels of approval may be necessary. In general, loans of $100,000 or more must be presented at an Officers' Loan Committee which has the authority to approve unsecured loans to $750,000 and secured loans to $1.5 million. The Officers' Loan Committee is comprised of the Bank's CEO, senior lending officer and regional lending officers. Credit requests in excess of the Officers' Loan Committee must also be presented to the Bank's Board of Directors for approval. Loans under $100,000 are generally approved by various levels of Bank management. All loans require the approval of at least two lending officers.

      Title insurance policies are required on all first mortgage loans. Hazard insurance coverage is required on all properties securing loans made by the Bank. Flood insurance is also required, when applicable.

      Loan applicants are notified of the credit decision by letter. If the loan is approved, the loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage.

The borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Generally, title insurance endorsed to the Bank is required on all first mortgage loans.

      Loan Commitments. When a commercial loan is approved, the Bank issues a written commitment to the loan applicant. The commitment indicates the loan amount, term and interest rate and is valid for approximately 45 days. Approximately 90% of the Bank's commitments are accepted or rejected by the customer before the expiration of the commitment. At December 31, 1996, the Bank had approximately $29.0 million in commercial loan commitments outstanding.

      Credit Risk, Credit Administration and Loan Review. Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. The Bank incurs credit risk whenever it extends credit to, or enters into other transactions with, its customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. Credit administration is responsible for the overall management of the Bank's credit risk and the
development,   application  and  enforcement  of  uniform  credit  policies  and procedures the principal purpose of which is to minimize such risk. One objective of credit administration is to identify and, to the extent feasible, diversify extensions of credit by industry concentration, geographic distribution and the type of borrower. Loan review and other loan monitoring practices provide a means for the Bank's management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Bank's loan officers and are being applied uniformly throughout the Bank. Within the last year, the Bank has taken a number of steps to enhance its credit administration and loan review functions in an effort to better manage its credit risk, especially in light of the Bank's rapid growth. While the Bank continues to review these and other related functional areas, there can be no assurance that the steps the Bank has taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

Investment Securities Activities

     The investment policy of the Bank is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that optimize interest income and provides acceptable limits of safety and liquidity. The Bank's investment goal is to invest available funds in instruments that meet specific requirements of the Bank's asset and liability management goals. The investment activities of the Bank consist primarily of investments in federal funds, securities issued or guaranteed by the United States Government or its agencies, states and political subdivisions and corporate bonds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Bank's investment portfolio.

Sources of Funds

      General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from the amortization, prepayment or sale of loans, maturities or sale of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Bank's sources of funds.

      Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers, nor does it solicit funds outside the State of New Jersey.

Personnel

      At December 31, 1996, the Bank had 158 full-time and 43 part-time employees, all of whom were on the payroll of the Bank. The Bank's employees are not represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Subsidiary Activity

      There is no prescribed statutory or regulatory investment limitation on investments in an operating subsidiary. The Bank has one operating subsidiary, Med-Vine, Inc., a Delaware corporation that holds and an investment securities portfolio.

                           SUPERVISION AND REGULATION

Introduction

      Bank holding companies and banks are extensively regulated under both federal and state law. The following information describes certain aspects of that regulation applicable to the Company and the Bank, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

      The Company is a legal entity separate and distinct from the Bank. Accordingly, the right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the Bank is necessarily subject to the prior claims of creditors of the Bank, except to the extent that claims of the Company in its capacity as creditor may be recognized. The principal source of the Company's revenue and cash flow is dividends from the Bank. There are legal limitations on the extent to which a subsidiary bank can finance or otherwise supply funds to its parent holding company.

The Company

      General. As a registered holding company, the Company is regulated under the BHCA and is subject to supervision and regular inspection by the Federal Reserve. The BHCA requires, among other things, the prior approval of the Federal Reserve in any case where the Company proposes to (i) acquire all or substantially all of the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank, or
(iii) merge or consolidate with any other bank holding company.

      Acquisitions/Permissible Business Activities. The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. Effective June

1, 1997, the Bank will have the ability, subject to certain restrictions, including state opt-out provisions, to acquire by acquisition or merger branches outside its home state. States may affirmatively opt-in to permit these transactions earlier, which New Jersey, among other states, has done. The establishment of new interstate branches also will be possible in those states with laws that expressly permit it. Interstate branches will be subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

      Under the BHCA, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of any class of voting shares of any nonbanking corporation. Further, the Company may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of nonbanking corporations except those corporations engaged in businesses or furnishing services that the Federal Reserve deems to be closely related to banking.

      Community Reinvestment. Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended ("CRA"). Under the terms of the CRA, the Bank's record in meeting the credit needs of the community served by the Bank, including low- and moderate-income neighborhoods, is generally annually assessed by the Office of the Comptroller of the Currency (the "OCC"). When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. At December 31, 1996, the Bank was rated "Satisfactory" with respect to CRA.

      Source of Strength Policy. Under Federal Reserve policy, a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with its "source of strength" policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

The Bank

      General. The Bank is subject to supervision and examination by the OCC. In addition, the Bank is insured by and subject to certain regulations of the FDIC and is a member of the FHLB. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

      Dividend Restrictions. Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $7.7 million at December 31, 1996. In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies.

      Affiliate Transaction Restrictions. The Bank is subject to federal laws that limit the transactions by subsidiary banks to or on behalf of their parent company and to or on behalf of any nonbank subsidiaries. Such transactions by a subsidiary bank to its parent company or to any nonbank subsidiary are limited to 10 percent of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20 percent of such bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits banks from purchasing "low-quality" assets from affiliates.

     FDIC Insurance Assessments. Deposits of the Bank are insured by the BIF of the FDIC and are subject to FDIC insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. During 1995, the FDIC's Board of Directors significantly reduced premium rates assessed on deposits insured by the BIF. Under the current regulations, the Company is assessed a premium on BIF-insured deposits.

     Enforcement Powers of Federal Banking Agencies. Federal banking agencies possess broad powers to take corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". At December 31, 1996, the Bank exceeded the required ratios for classification as "well capitalized" and the Company exceeded the required ratios for classification as adequately capitalized. The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

      The agencies' prompt corrective action powers can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities; including restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval and, ultimately, appointing a receiver for the institution. Among other things, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and only an "adequately capitalized" depository institution may accept brokered deposits with prior regulatory approval.

      Capital Guidelines. Under the risk-based capital guidelines applicable to the Company and the Bank, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off- balance-sheet activities) is
8.00 percent. At least half of the total capital must be "Tier 1" or core capital, which primarily includes common shareholders' equity and qualifying preferred stock, less goodwill and other disallowed tangibles. "Tier 2" or supplementary capital includes, among other items, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for credit losses, subject to certain limitations, less required deductions as prescribed by regulation.

     In addition, the federal bank regulators established leverage ratio (Tier 1 capital to total adjusted average assets) guidelines providing for a minimum leverage ratio of 3 percent for bank holding companies and banks meeting certain specified criteria, including that such institutions have the highest regulatory examination rating and are not contemplating significant growth or expansion. Institutions not meeting these criteria are expected to maintain a ratio which exceeds the 3 percent minimum by at least 100 to 200 basis points. The federal bank regulatory agencies may, however, set higher capital requirements when particular circumstances warrant. Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies.

      At December 31, 1996, the Bank's and the Company's respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory capital requirements.

Legislative Proposals and Reforms

      In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. In the last Congress, such proposals included legislation to revise the Glass-Steagall Act and the BHCA to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them, will be reintroduced in the current Congress and become law. Consequently, it is not possible to determine what effect, if any, they may have on the Company and the Bank.

Item 2. Properties
------------------

     The Company and the Bank operate from their main office and 19 branch offices. The Bank leases its main office and four branch offices. The remainder of the branch offices are owned by the Bank. The Bank has entered into Purchase and Assumption Agreements with First Union to acquire four branch offices and Oritani to acquire three branch offices. In addition, the Bank opened one de novo branch office in January, 1997 and plans to open an additional de novo branch office during 1997.

Item 3. Legal Proceedings
-------------------------

      There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Effective August 29, 1996, the Company's Common Stock trades on the Nasdaq SmallCap market under the symbol "SNBC." Prior to this date, the Company's common stock was not publicly traded. At December 31, 1996, there were approximately 268 shareholders of record. The following table reflects the stock price as published by the Nasdaq SmallCap Market.


    Quarter Ended            High                  Low                Dividends
    -------------            ----                  ---                ---------

December 1996               $22.25                $20.00         A 5% stock dividend
                                                                 was paid to holders of
                                                                 record, as of October
                                                                 15, 1996.  There were
                                                                 no cash dividends paid
                                                                 during the year.



Item 6.  Selected Financial Data



                                          At or for the Years Ended December 31,
                                        1996     1995     1994     1993     1992
                                        ----     ----     ----     ----     ----

                     (dollars in thousands, except per share amounts and ratios)

   Selected Results of Operations
     Interest income.............     $29,270 $ 20,850 $ 12,194  $ 8,164 $  8,629
     Net interest income.........      16,736   13,163    8,256    5,327    4,991
     Provision for loan losses...         900      808      383        2       96
     Net interest income after
        provision for loan losses      15,836   12,355    7,873    5,325    4,895
     Non-interest income.........       1,746    1,651      732      472      770
     Non-interest expense........      13,207   10,047    5,991    4,198    4,354
     Net Income..................       3,013    2,819    1,840    1,128      813

     Per Share Data
     Net Income
        Primary..................        1.58     1.52     1.42     0.88     0.73
        Fully diluted............        1.56     1.52     1.42     0.88     0.73
     Book value..................       15.25    14.34    17.14    11.52    10.48

    Selected Balance Sheet Data
     Assets......................     436,795  369,895  217,351  112,015  104,162
     Cash and investments........     117,388  164,251   70,809   24,134   17,670
     Loans receivable (net) .....     295,501  183,634  134,861   83,387   82,080
     Deposits....................     385,987  335,248  196,019   99,099   91,837
     Borrowings and securities
       sold under agreements to
       repurchase................      21,253    8,000     --       --       --
     Shareholders' equity........      27,415   24,671   20,571   12,306   11,178

    Performance Ratios
     Return on average assets....       0.74%    1.03%    1.09%    1.04%    0.74%
     Return on average equity....      11.99%   12.42%   11.74%    9.61%    7.56%
     Net yield on interest-
       earning assets............       4.57%    5.30%    5.39%    5.29%    4.96%

    Asset Quality Ratios
     Non-performing loans to
       total loans...............       0.81%    1.72%    1.82%    1.84%    1.02%
     Non-performing assets to
        total loans and
        other real estate owned..       1.06%    2.19%    2.56%    2.26%    1.19%
     Net charge-offs to average
        total loans..............       0.16%    0.23%    0.29%    0.02%    0.14%
     Total allowance for loan
       losses to total
       non-performing loans......     107.26%   64.47%   64.74%   69.10%  128.53%

    Capital Ratios
     Equity to assets............       6.28%    6.67%    9.46%   10.99%   10.73%
     Tier 1 risk-based capital ratio    7.44%    8.67%   14.01%   15.59%   12.80%
     Total risk-based capital ratio     8.28%    9.64%   15.22%   16.84%   14.05%
     Leverage ratio..............       5.43%    5.74%    8.44%   10.74%    9.31%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

General

      The primary activity of the Company is the oversight of the Bank. Through the Bank, the Company engages in community banking activities by accepting deposit accounts from the general public and investing such funds in a variety of loans. These community banking activities primarily include providing home equity loans, mortgage loans, a variety of commercial business and commercial real estate loans and, to a much lesser extent, installment loans. The Company also maintains an investment securities portfolio. The Company's lending and investing activities are funded by retail deposits. The largest component of the Company's net income is net interest income. Consequently, the Company's earnings are primarily dependent on its net interest income, which is determined by (i) the difference between rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread), and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's net income is also affected by its provision for loan losses, as well as the amount of non-interest income and non-interest expenses, such as salaries and employee benefits, professional fees and services, deposit insurance premiums, occupancy and equipment costs and income taxes.

Overview

      Beginning in 1993, the Company embarked upon a strategy to expand its operations and retail market throughout southern New Jersey through internal growth and mergers and acquisitions. The Board and management perceived opportunities to expand the Company as a result of a lack of competitive commercial banking services being provided to local businesses and the need for a locally based and managed community bank. Continued consolidation of the banking industry and a regionalization of decision authority by larger banking institutions left many businesses and individuals in the Bank's market area underserved.

      In mid-1994, the Company acquired the First National Bank of Tuckahoe ("Tuckahoe") which operated three branch offices in Cape May County, and Southern Ocean State Bank ("Ocean"), which operated four branches in Ocean County. The two transactions, combined, resulted in the acquisition of $49 million of loans and $105 million of deposits and an increase in assets of $117 million. These banks and their operations were merged into the Bank in 1994.

      In 1995, as the result of further consolidation of banks and their restructuring of operations in New Jersey, the Bank acquired $52 million of deposits and four branches located in the southern New Jersey counties of Cumberland, Atlantic and Ocean from NatWest Bank and $70 million of deposits and four branches located in Cumberland and Burlington counties from New Jersey National Bank. As a result of these two branch purchase transactions, the Bank acquired $122 million of deposits; the corresponding amount of cash received to fund the deposit transfer was initially used to purchase investment securities. In addition, the Bank opened a new banking office in Pleasantville in 1995 and an office in Cape May Court House in 1996.

      In recent years, the Bank also has experienced a significant level of loan growth. The Bank's loan portfolio increased from $83.4 million at December 31, 1993 to $295.5 million at December 31, 1996. Much of this loan growth is attributable to the Bank's hiring of a number of experienced loan officers previously employed by money center and multi-state regional banking organizations. In most cases, these loan officers brought with them established contacts and relationships with individuals or entities throughout the Bank's primary market area and have been able thereby to increase the Bank's customer base and the number of loan originations. The Bank also has established a number of regional advisory boards that were responsible for referring approximately $50 million in loans to the Bank in 1996, representing one-third of all new outstanding loans last year. In addition, the Bank has made significant efforts to increase its share of seasonal lending, which has contributed to the Bank's loan growth. As noted previously, a significant portion of the Bank's total loan portfolio may be considered unseasoned and, therefore, specific payment experience for this portion of the portfolio has not yet been established.

      To support and manage the expanded operations of the Bank and to provide adequate management resources to support the further expansion and growth, the Bank began to recruit and hire additional experienced commercial loan officers (which itself has contributed to much of the rapid growth in the Bank's total loan portfolio), credit, compliance, loan review and internal audit personnel, operations personnel and senior level executives. In addition, the Bank has enhanced and expanded its operational and management information system and taken steps to enhance its oversight of third-party vendors. While the Bank continues to monitor its rapid growth, and the adequacy of the management and resources available to support such growth, there can be no assurance that the Bank will be successful in managing all elements relating to its rapid growth.

      The growth and expansion of operations through mergers and acquisitions and internal growth has resulted in a significant increase in assets, loans and deposits since December 31, 1993, and a concomitant increase in net interest income, non-interest income and non-interest expenses.

RESULTS OF OPERATIONS

      Net income for the year ended December 31, 1996 was $3.0 million or $1.58 per share in comparison to $2.8 million or $1.52 per share for the year ended December 31, 1995. The increase in net income was primarily due to an increase in net interest income of $3.6 million which was substantially offset by an increase in non-interest expenses of $3.2 million, an increase in the provision for loan losses of $92,000 and an increase in income tax expense of $222,000 in comparison to the results of operations for 1995.

      Net income for the year ended December 31, 1995 increased $979,000, or 53.2%, to $2.8 million from $1.8 million for the year ended December 31, 1994. The increase in net income was generally attributable to a large increase in net interest income of $4.9 million and an increase of $900,000 in non-interest income. Net interest income increased from $8.3 million in 1994 to $13.2 million in 1995; and non-interest income increased from $732,000 in 1994 to $1.7 million in 1995. This increase was partially offset by increases in non-interest expense of $4.1 million, an increase in the provision for loan losses of $400,000 and an increase in income tax expense of $365,000. Non-interest expenses increased from $6.0 million in 1994 to $10.0 million in 1995. The provision for loan losses increased from $383,000 in 1994 to $808,000 in 1995. Income tax expense increased from $775,000 in 1994 to $1.1 million in 1995.

Net Interest Income. Net interest income is the most significant component of the Company's income from operations. Net interest income is the difference between interest received on interest-earning assets (primarily loans and investment securities) and interest paid on interest-bearing liabilities (primarily deposits and borrowed funds). Net interest income depends on the volume and rate earned on interest-earning assets and the volume and interest rate paid on interest-bearing liabilities.

     The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.


                                                      Years Ended December 31,
                         --------------------------------------------------------------------------------
                                    1996                       1995                         1994
                         --------------------------  -------------------------  -------------------------
                                             Average                    Average                     Average
                          Average            Yield/    Average          Yield/   Average            Yield/
                          Balance   Interest  Cost     Balance  Interest  Cost    Balance   Interest  Cost
                          -------   -------- ----     -------  --------  ----    -------   --------  ----
Interest-earning assets:                                                (Dollars in Thousands)
  Loans receivable (1)    $235,744   $22,074  9.36 %  $155,139  $15,101   9.73%  $108,265    $9,591   8.86%

  Investment securities    129,164     7,127  5.52      85,445    5,286   6.19     33,931     2,151   6.34

  Federal funds sold         1,323        68  5.14       7,756      463   5.97     10,988       452   4.11
                          --------    ------ -----      ------   ------  -----   --------    ------ ------
    Total interest-
      earning assets       366,231    29,269  7.99     248,340   20,850   8.40    153,184    12,194   7.96

Non-interest-earning
  assets                    40,316                      24,409                     15,076
                          --------                     --------                  --------

  Total assets            $406,547                     $272,749                  $168,260
                          ========                     ========                  ========

Interest-bearing liabilities
  Interest-bearing
    deposit accounts      $298,538   $11,954  4.00 %   $202,276 $ 7,640   3.78%  $122,843    $3,845   3.13%
  Borrowed money            10,397       580  5.58          775      47   6.06      1,202        93   7.74
                          --------    ------ -----      ------   ------  -----   --------    ------ ------
    Total interest-
      bearing
      liabilities          308,935     12,534  4.06     203,051   7,687   3.79    124,045     3,938    3.17

Non-interest-bearing
  liabilities               72,486                       47,004                    28,551
                          --------                      -------                   ------

  Total liabilities        381,421                      250,055                   152,596

Shareholder's equity        25,126                       22,694                    15,664
                          --------                      -------                   ------
  Total liabilities
    and shareholders'
    equity                $406,547                     $272,749                  $168,260
                          ========                     ========                  ========

Net interest income                   $16,735                   $13,163                      $8,256
                                     ========                   =======                      ======
Interest rate spread (2)                       3.93 %                     4.61%                        4.79%
                                               ====                       ====                         ====
Net yield on interest
  earning assrts (3)                           4.57 %                     5.30%                        5.39%
                                               ====                       ====                         ====
Ratio of average
  interest-earning assets
  to average interest-
  bearing liabilities                        118.55 %                   122.30%                      123.49%
                                             ======                     ======                       ======

----------------------
(1)  Average balances include non-accrual loans.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

      The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rate (changes in rate multiplied by old average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume).

                                          Years ended December 31,
                       --------------------------------------------------------------
                              1996  vs.  1995                  1995  vs.  1994
                       ----------------------------     -----------------------------
                            Increase (Decrease)              Increase (Decrease)
                                  Due to                           Due to
                                  ------                           ------
                                        Rate /                              Rate /
                        Volume    Rate  Volume   Net      Volume     Rate   Volume    Net
                        ------    ----  ------   ---      ------     ----   ------    ---
Interest income:                              (In thousands)
  Loans receivable      $7,847   ($575) ($299) $6,973     $4,156     $945   $409    $5,510
  Investment securities  2,707    (573)  (293)  1,841      3,264      (51)   (45)    3,135
  Federal funds sold      (382)    (65)    53    (394)      (133)     204    (60)       11
                       ------- -------   ----  ------     ------   ------   ----    ------
    Total interest-
      earning assets   $10,172 ($1,213) $(539) $8,420     $7,287   $1,098   $271    $8,656
                       ======= =======   ====  ======     ======   ======   ====    ======

Interest expense:
  Deposit accounts      $3,658    $445   $211  $4,314     $2,483     $796   $515    $3,795
  Borrowings               584      (4)   (47)    533        (33)     (20)     7      (46)
                       ------- -------   ----  ------     ------   ------   ----    ------

    Total interest-
      bearing
      liabilities       $4,242    $441   $164  $4,847     $2,450     $776   $522    $3,749
                       ======= =======   ====  ======     ======   ======   ====    ======

Net change in
  interest income       $5,930 ($1,654) ($703) $3,573     $4,837      $322 ($252)   $4,907
                       ======= =======   ====  ======     ======   ======   ====    ======



      Net interest income increased $3,573,000 or 27% to $16,736,000 in 1996 compared to $13,163,000 in 1995. The increase is due primarily to the growth of average interest-earning assets from $248,340,000 in 1995 to $366,231,000 in 1996, partially offset by a decline in the interest rate spread from 4.61% in 1995 to 3.93% in 1996. The decline in the interest rate spread had a corresponding impact on the net interest margin which declined 73 basis points to 4.57% in 1996.

      The increase in average interest-earning assets of $117,891,000 reflects an increase of $80,605,000 in average loans and $43,719,000 in average investment securities which were funded by an increase of $105,884,000 of average interest-bearing liabilities and an increase of $25,482,000 of average non-interest bearing liabilities. This increase in interest-bearing liabilities reflects the acquisition of the branches and deposits in 1995, the growth of deposits at existing offices in 1996, the opening of two new branches in 1995 and 1996 and an increase in borrowings in 1996.

      The interest rate spread and net interest margin declined in 1996 compared to 1995 due to a decline in the yield on average interest-earning assets from 8.40% in 1995 to 7.99% in 1996 and an increase in the interest cost of average interest-bearing liabilities from 3.79% in 1995 to 4.06% in 1996.

      The yield on average interest-earning assets declined in 1996 due to a decline in the yield of loans and investment securities. As general market interest rates were relatively stable during 1995 and 1996, the decline in the yield of loans in 1996 reflects the impact of increased competition for new loan originations The decline in the yield of investment securities was due primarily to a restructuring of the available for sale investment securities portfolio during 1996.

      The increase in the interest cost of average interest-bearing liabilities is due principally to an increase in the interest cost of interest-bearing deposits from 3.78% in 1995 to 4.00% in 1996. The higher interest cost of deposits in 1996 reflects primarily the increase in certificates of deposit, as a percentage of total deposits and premium interest rates offered by the Bank on certificates of deposit, during 1996. The premium rates were offered on selected maturities of certificates of deposit to generate deposit growth to fund the significant loan demand experienced by the Bank.

      Net interest income increased $4,907,000, or 59%, to $13,163,000 in 1995 compared to $8,256,000 in 1994. The increase is due primarily to an increase in average earning assets, from $153,184,000 in 1994 to $248,340,000 in 1995, partially offset by a decline in the interest rate spread from 4.79% in 1994 to 4.61% in 1995. The decline in the spread results from a shift in the deposit mix from lower cost savings deposits into higher cost time deposits and was offset by an increase in the yield on earning assets from 7.96% in 1994 to 8.40% in 1995. The yield on earning assets increased due to a shift in investment from lower yielding federal funds sold to investment securities, an increase in loan yields from 8.86% in 1994 to 9.73% in 1995, and an increased yield on federal funds sold from 4.11% in 1994 to 5.97% in 1995.

      The $95,156,000 increase in earning assets was largely the result of branches acquired in 1995 and assets acquired in the Tuckahoe and Ocean transactions completed in 1994.

      The average balance of loans outstanding increased $46,874,000 in 1995, to $155,139,000 from $108,265,000 in 1994. The increase in loans was a result of the full year's impact of the acquisition of Tuckahoe and Ocean and the origination of new loans during the year.

      The average balance of investment securities increased from $33,931,000 in 1994 to $85,445,000 in 1995 as a direct result of the acquisitions that occurred in mid-1994 and branch acquisitions in 1995. The positive impact on interest income resulting from increased balances was slightly offset by a decline in yield from 6.34% to 6.19% in 1995.

      Average interest-bearing deposit balances increased 65% from $122,843,000 in 1994 to $202,276,000 in 1995, primarily due to the bank and branch acquisitions. The impact on interest expense was augmented by an increase in the cost of deposits from 3.13% in 1994 to 3.78% in 1995. The increased interest costs resulted from a shift in deposit composition and an increased cost on time deposits. In 1994, savings and time deposits each comprised 31% of total deposits, while time deposits in 1995 increased to 39% of deposits and savings declined to 23% of deposits. In addition, the cost of time deposits increased from 3.95% to 5.48% primarily due to generally higher market rates.

      Interest on borrowed funds decreased $46,000 from $93,000 in 1994 to $47,000 in 1995. The decrease was primarily due to a decrease in average balances, from $1,202,000 in 1994 to $775,000 in 1995. As a result of the cash it received from its 1994 and 1995 acquisitions, the Bank had a significantly lower need to borrow funds.

Provision for Loan Losses. The Company recorded a provision for loan losses of $900,000 in 1996 compared with $808,000 in 1995 and $383,000 in 1994. The increase in the provision for loan losses in 1995 was attributable to an increase in the size of the loan portfolio due to the bank acquisitions in 1994 and internal loan growth in 1995. Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors.

      The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by the OCC, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of the OCC examination.

Non-Interest Income. Other operating income increased $95,000, or 5.7%, from $1,651,000 for the year ended December 31, 1995 to $1,746,000 for the year ended December 31, 1996. The increase was primarily a result of an increase in service charges on deposit accounts and other service charges, partially offset by a reduction of gains on asset sales. Gains on sales of investment securities declined by $170,000, from $377,000 in 1995 to $207,000 in 1996. During 1995, the Company recognized $208,000 as gains on the sales of loans. During 1996, there were no sales of loans in which gains or losses were recorded. Service charges on deposit accounts increased $397,000, from $660,000 for the year ended December 31, 1995 to $1,057,000 in 1996. The increase was due to a larger customer base in 1996 as a result of the branch acquisitions in 1995 and the growth of the Bank's business and higher fees on deposit accounts. Other service charges increased $88,000, from $28,000 in 1995 to $116,000 in 1996. The increase was also a result of a larger customer base.

      Other operating income increased $919,000, or 125%, from $732,000 for the year ended December 31, 1994 to $1,651,000 for the same period in 1995. The increase was due to an increase in service charges on deposit accounts augmented by gains on sales of loans and investment securities. Service charges on deposit accounts increased $241,000, from $419,000 for the year ended December 31, 1994, to $660,000 in 1995. The increased income was a result of a larger customer base resulting from bank acquisitions occurring during 1994 and branch acquisitions occurring during 1995. During 1995, the Company recorded gains on sales of loans amounting to $208,000, and gains on sales of investment securities amounting to $377,000. During 1994, there were no gains on sales of loans or investment securities.

Non-Interest Expenses. Other operating expenses increased $3,160,000, from $10,047,000 for the year ended December 31, 1995 to $13,207,000 for the year ended December 31, 1996. The increase reflects the Company's strategy to build an infrastructure to support planned expansion. Non-interest expense was directly impacted by increased salaries and employee benefits, equipment expense, data processing and amortization of intangibles, partially offset by a reduction of insurance expense. Salaries and employee benefits increased $1,837,000, from $4,689,000 for the year ended December 31, 1995 to $6,526,000 during 1996. The increase was a result of a higher number of officers and other employees during 1996. In addition, during 1996 the Company began a 401(k) benefits plan. As a result of the Company match, as well as administrative costs, the Company incurred approximately $91,000 in expenses during 1996. Equipment costs increased $359,000, from $459,000 for the year ended December 31, 1995 to $818,000 in 1996. Equipment costs increased as a result of the need for more equipment to operate a larger organization, as well as upgrades to the Company's telephone system and establishment of a computer network. Data processing fees increased $451,000, from $635,000 for the year ended December 31, 1995 to $1,086,000 for 1996. The increase was a result of maintaining a larger deposit and loan base during 1996. The amortization of the excess cost over fair value of assets increased $484,000, from $343,000 for the year ended December 31, 1995 to $827,000 in 1996. The increase was a result of a full year of amortizing the intangibles associated with the 1995 acquisitions. Insurance expenses declined $187,000, from $383,000 for the year ended December 31, 1995, to

$196,000 for 1996. The reduction of insurance expense was a result of lower insurance premiums assessed by the FDIC amounting to $181,000.

      Other operating expenses increased $4,056,000, from $5,991,000 for the year ended December 31, 1994 to $10,047,000 in 1995. The increase was due to increased salaries and employee benefits, date processing expense, amortization of intangibles and other expenses. Salaries and employee benefits increased $2,062,000, from $2,627,000 for the year ended December 31, 1994 to $4,689,000 in 1995. The increase was a result of higher staffing levels as a result of the acquisitions that occurred during 1995 and 1994. Data processing fees increased by $316,000, from $319,000 for the year ended December 31, 1994 to $635,000 in 1995. This increase was also due to added processing in connection with the larger deposit and loan base resulting from the 1994 and 1995 acquisitions. The amortization of the excess cost over fair value of assets acquired increased $209,000, from $134,000 for the year ended December 31, 1994 to $343,000 in
1995. The increase was a direct result of the 1994 and 1995 acquisitions. Other expenses increased by $892,000, from $714,000 for the year ended December 31, 1994, to $1,606,000 in 1995. In 1995, these expenses increased in almost all categories as a result of operating a larger organization than in 1994.

Income Tax Expense. Income taxes increased $222,000, or 19%, from $1,140,000 for the year ended December 31, 1995 to $1,362,000 for 1996. The increase was due to increased pre-tax income. For the same reason, income taxes increased by $365,000, from $775,000 for the year ended December 31, 1994 to $1,140,000 in
1995.

LIQUIDITY AND CAPITAL RESOURCES

      A major source of the Company's funding is its retail deposit branch network, which management believes will be sufficient to meet its long-term liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans and maturities of investment securities, while additional funds can be obtained from a variety of sources including loans sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will be secondary sources of funding, and management expects there to be adequate collateral for such funding requirements.

      The Company's primary uses of funds are the origination of loans, the funding of the Company's maturing certificates of deposit, deposit withdrawals, and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending December 31, 1997 total $169.5 million. The Company may renew these certificates, attract new replacement deposits, or replace such funds with borrowings. As noted above, the Company has paid premium rates on certain certificates of deposit, accordingly, certain of these actions may require the continued payment of premium rates with an adverse impact on net interest income.

      The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $21.8 million at December 31, 1996, the Company has substantial additional secured borrowing capacity with the FHLB and other sources.

      Net cash provided by operating activities for the year ended December 31, 1996 totalled $3.8 million, as compared to $4.1 million for the year ended December 31, 1995. Net cash provided by operating activities for the year ended December 31, 1995 totalled $4.1 million an increase of $2.6 million from the year ended December 31, 1994.

      Net cash used in investing activities for the year ended December 31, 1996 totalled $64.4 million, a decrease from the year ended December 31, 1995 of $80.7 million. The decrease was primarily attributable to the 1995 branch acquisitions which resulted in an increase in investment securities of $97.6 million, offset by an increase in cash used for loan originations of approximately $62.0 million, and net proceeds from sale of investment securities and mortgage-backed securities of approximately $50 million.

      Net cash used in investing activities for the year ended December 31, 1995 totalled $145.1 million, an increase from the year ended December 31, 1994 of $137.6 million. This increase was primarily attributable to the 1995 branch acquisitions which resulted in an increase in investment securities of $97.6 million and an increase in loan originations of $47.8 million.

      Net cash provided by financing activities for the year ended December 31, 1996 totalled $65.1 million. This is a result of a net increase in deposits of $50.7 million, an increase in net borrowings of $13.3 million, and a $1.1 million increase resulting from the proceeds of the exercise of stock options. The increase in deposits and net borrowings were used primarily to fund the increase in loan originations and investment securities.

      Net cash provided by financing activities for the year ended December 31, 1995 totalled $148.1 million. This is a result of an increase in deposits resulting from the 1995 branch acquisitions of $122.5 million, a net increase in customers deposits of $16.7 million, and an increase in net borrowings of $8 million. The increase in deposits and net borrowings were used primarily to fund the increase in loan originations and investment securities.

      The Company has a number of sources of liquidity, including distributions from the Bank, investment securities, cash and amounts due from other banks, secondary sources of liquidity, which include the ability to borrow funds from the Federal Reserve discount window of $5.0 million, lines of credit with the FHLB of $40.2 million, and lines of credit at correspondent banks of $18.0 million.

      The Company has experienced a significant increase in commercial loan demand, and expects such demand to continue into 1997. The Company has met this increased need for funds by attracting higher levels of time deposits and utilizing lines of credit. For long-term liquidity requirements, the Company has the ability to liquidate portions of its investment portfolio, the entire balance of which was reclassified as available for sale. The Company believes it has adequate liquidity resources to satisfy its current and anticipated obligations.

      The Company monitors its capital levels relative to its business operations and growth and has sought to maintain the Bank's and its capital at levels consistent with or in excess of the regulatory requirements. During 1996, in order to maintain the Bank's total risk-based capital level in excess of 10%, the Company entered into a $6 million line of credit with another bank. At December 31, 1996, the Company had fully drawn down this line of credit and the proceeds were invested in the Bank as additional capital.

      Due to the pending branch purchases and the Company's anticipated further growth, the Company intends to raise approximately $25 million of additional capital through the public offering of the Preferred Securities.

      The increase of commercial loans has also had the effect of lowering the Company's risk-based capital ratios. In general, commercial loans are categorized as having a 100% risk-weighting using the calculations required by the Company's regulators. The rate at which commercial loans have grown has outpaced the growth rate of the Company's capital.

      It is the Company's intent to maintain adequate risk-based capital levels. Management monitors capital levels and, when appropriate, will recommend a capital-raising effort to the Company's board of directors. The Company has the ability to raise capital through a private placement or a public offering, as may be appropriate. The following table sets forth the Bank's risk-based capital levels at December 31, 1996:

                                                                       To Be Well Capitalized
                                               Required for                Under Prompt
                                             Capital Adequacy          Corrective Action
                        Actual                   Purposes                  Provisions
                        Amount         Ratio     Amount        Ratio         Amount           Ratio
                        ------         -----     ------        -----         ------           -----

  Tier 1 Risk-Based
    Capital             $28,907,862    9.34%   $12,380,480     4.00%      $18,570,720          6.00%
  Total Risk-Based
    Capital              31,503,174   10.18%    24,760,960     8.00%       30,951,200         10.00%
  Leverage               28,907,862    6.81%    16,974,791     4.00%       21,218,489          5.00%

The following table sets forth the Company's risk-based capital levels at December 31, 1996:

                                                                       To Be Well Capitalized
                                               Required for                Under Prompt
                                             Capital Adequacy          Corrective Action
                        Actual                   Purposes                  Provisions
                        Amount         Ratio     Amount        Ratio         Amount           Ratio
                        ------         -----     ------        -----         ------           -----

  Tier 1 Risk-Based
    Capital             $23,027,487    7.44%   $12,385,363     4.00%      $18,578,045          6.00%
  Total Risk-Based
    Capital              25,622,799    8.28%    24,770,727     8.00%       30,963,409         10.00%
  Leverage               23,027,487    5.43%    16,978,392     4.00%       21,203,948         25.00%

Asset and Liability Management

      The Company's exposure to interest rate risk results from the difference in maturities on interest-bearing liabilities and interest-earning assets and the volatility of interest rates. Because the Company's assets have a longer maturity than its liabilities, the Company's earnings will tend to be negatively affected during periods of rising interest rates. Conversely, this mismatch should benefit the Company during periods of declining interest rates. Management monitors the relationship between the interest rate sensitivity of the Company's assets and liabilities. In this regard, the Company emphasizes the origination of short-term commercial loans and revolving home equity loans and de-emphasizes the origination of long-term mortgage loans.

Gap Analysis

      Banks have become increasingly concerned with the extent to which they are able to match maturities of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring an institution's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. On a monthly basis, the Bank monitors its gap, primarily its six-month and one-year maturities and works to maintain its gap within a range that does not exceed a negative 15% of total assets. The Company attempts to maintain its ratio of rate-sensitive assets to rate-sensitive liabilities between 75% to 125%.

      The Bank currently has a negative position with respect to its exposure to interest rate risk. Management monitors its gap position at monthly meetings. The Asset/Liability Committee of the Bank's Board of Directors meets quarterly to discuss the Bank's interest rate risk. The Bank uses simulation models to measure the impact of potential changes of up to 200 basis points in interest rates on the net interest income of the Company. As described below, sudden changes to interest rates should not have a material impact to the Bank's results of operations. Should the Bank experience a positive or negative mismatch in excess of the approved range, it has a number of remedial options. It has the ability to reposition its investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. It can attract variable- or fixed-rate loan products as appropriate. It can also price deposit products to attract deposits with maturity characteristics that can lower its exposure to interest rate risk.

      At December 31, 1996, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing during the same time period by $38 million, representing a negative cumulative one-year gap ratio of 8.73%. As a result, the yield on interest-earning assets of the Bank should adjust to changes in interest rates at a slower rate than the cost of the Bank's interest-bearing liabilities. Because the Bank had positive gap characteristics in its shorter maturity periods, the Bank's one-year gap mismatch would have a negligible effect on the Bank's net interest margin during periods of rising or declining market interest rates.

      The following table summarizes the maturity and repricing characteristics of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 1996. All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. The Bank's historical experience with both interest-bearing demand deposits and savings deposits reflects an insignificant change in deposit levels for these core deposits. As a result, the Bank allocates approximately 35% to the 0-3 month category and 65% to the 1-5 year category.

                                  Maturity/Repricing Time Periods
                                       (Amounts in Thousands)
                         0-3 Months  4-12 Months 1-5 Years  Over 5 Years Total
                         ----------  ----------- ---------  ------------ -----

Loans Receivable          $ 141,565  $  38,460   $ 88,388   $ 29,683     $298,096
Investment Securities             -      8,730     61,168     25,683       95,581
Federal Funds Sold            4,800          -          -          -        4,800
                            -------    -------    -------   --------     --------
  Total interest-
    earning assets          146,365     47,190    149,556     55,366      398,477
                            -------    -------    -------   --------     --------
Interest-bearing demand
  deposits                   21,173          -     35,951          -       57,124
Savings deposits             25,769          -     37,738          -       63,507
Time certificates under
  $100,000                   41,529     93,339     16,747          -      151,615
Time certificates $100,000
  or more                    18,805     15,810      2,626          -       37,241
Federal Home Loan Bank
  advances                   10,000          -          -          -       10,000
Securities sold under
  agreements to repurchase    5,253          -          -          -        5,253
                            -------    -------    -------   --------     --------
  Total interest-bearing
    liabilities             122,529    109,149     93,062          -      324,740
                            -------    -------    -------   --------     --------
Periodic Gap               $ 23,836   $(61,959)  $ 56,494   $ 55,366     $ 73,737
                            =======    =======    =======    =======     ========
Cumulative Gap             $ 23,836   $(38,123)  $ 18,371   $ 73,737
                            =======    =======    ======     =======
Cumulative Gap Ratio          5.46%      -8.73%    4.21%      16.88%
                              =====      =====     ====       =====



Impact of Inflation and Changing Prices

      The financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

FINANCIAL CONDITION

General - The Company has experienced significant growth in its statement of financial condition. The increase has been the result of acquisitions and internal growth. Increases were most prevalent in loans, generally commercial loans, and deposits. The Company's assets increased by $66.9 million, or 18%, from $369.9 million at December 31, 1995 to $436.8 million at December 31, 1996. The increase in assets primarily reflects the Company's deployment of proceeds into the loan portfolio, from sales of investment securities and increased deposit levels. Comparing balances from December 31, 1996 to 1995, the Company's net loans receivable increased $111.9 million, federal funds sold increased $4.8 million and investment securities decreased $51.4 million. Total liabilities increased $64.2 million, or 19%, from $345.2 million at December 31, 1995 to $409.4 million at December 31, 1996. Deposits increased $50.7 million and borrowed funds increased $13.2 million. Before the effect of unrealized gains or losses on securities held for sale, shareholders' equity increased $4.1 million, or 17%, from $24.3 million at December 31, 1995 to $28.4 million at December 31, 1996.

Loans - Net loans receivable increased $111.9 million, or 61%, from $183.6 million at December 31, 1995 to $295.5 million at December 31, 1996. Approximately $104.2 million of this increase was in commercial loans -- predominately commercial real estate loans. This significant increase was a result of a considerably larger commercial lending staff (many with long-established customer relationships) available to offer competitively priced loans. Installment loans increased $8.7 million, mostly due to a more active consumer lending department and an increase in financing of mobile homes. Residential real estate loans decreased $568,000 as a result of scheduled principal repayments. During 1996, the Bank used outside loan correspondents to originate residential mortgages. These loans were originated using the Bank's underwriting standards, rates and terms, and were approved according to the Bank's lending policy prior to origination. Prior to closing, the Bank usually had commitments to sell these loans with servicing released, at par and without recourse, in the secondary market. Secondary market sales were generally scheduled to close shortly after the origination of the loan. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

ANALYSIS OF LOAN PORTFOLIO

                                                                          At December 31,
                            ------------------------------------------------------------------------------------------------------
                                      1996                   1995                1994                 1993             1992
                            ---------------------  -------------------- -------------------   ---------------  ------------------
                                 $           %         $          %         $          %          $        %        $        %
                                ---         ---       ---        ---       ---        ---        ---      ---      ---      ---
Type of Loan:                                           (Dollars in Thousands)

  Commercial                  $223,116     75.50    $118,874     64.73  $ 69,249     51.35    $ 41,642   49.94  $ 34,475    42.00

  Home equity                   22,070      7.47      25,129     13.68    26,799     19.87      23,510   28.19    22,257    27.12

  Residential real estate       31,777     10.75      29,287     15.95    29,633     21.97      19,151   22.97    26,213    31.94

  Installment                   21,133      7.15      12,409      6.76    10,787      8.00         151    0.18       219     0.27

Less:  Loan loss allowance       2,595      0.88       2,065      1.12     1,607      1.19       1,067    1.28     1,084     1.32
                              --------    ------    --------    ------  --------    ------    --------  ------  --------   ------

  Net loans                   $295,501    100.00    $183,634    100.00  $134,861    100.00    $ 83,387  100.00  $ 82,080   100.00
                              ========    ======    ========    ======  ========    ======    ========  ======  ========   ======


Type of Security:
  Residential real estate:

    1-4 family                 $ 84,036    28.44    $ 68,904     37.52  $ 72,466    53.73     $ 49,777   59.69  $ 52,532    64.00

    Other                        11,115     3.76       6,295      3.43       839     0.62          757    0.91       372     0.45

  Commercial real estate        166,893    56.48      85,239     46.42    48,845    36.22       28,682   34.40    23,930    29.15

  Commercial business loans      20,455     6.92      13,822      7.53     6,621     4.91        5,031    6.03     6,099     7.43

  Consumer                       15,229     5.15      11,214      6.11     6,511     4.83          151    0.18       219     0.27

  Other                             368     0.12         225      0.11     1,186     0.88           56    0.07        12     0.01

Less:  Loan loss allowance        2,595     0.88       2,065      1.12     1,607     1.19        1,067    1.28     1,084     1.32
                               --------   ------    --------    ------  --------   ------     --------  ------  --------   ------

  Net loans                    $295,501   100.00    $183,634    100.00  $134,861   100.00     $ 83,387  100.00  $ 82,080   100.00
                               ========   ======    ========    ======  ========   ======     ========  ======  ========   ======


      The following table sets forth the estimated maturity of the Bank's loan portfolio at December 31, 1996. The table does not include prepayments or scheduled principal prepayments. Adjustable rate mortgage loans are shown as maturing based on contractual maturities.

                                Due     Due after               Allowance
                              within    1 through   Due after      for
                              1 year     5 years     5 years    Loan Loss     Total
                              ------    --------     -------    ---------     -----
                                               (In thousands)

Commercial and industrial    $40,553    $109,168    $ 73,800     $(1,301)  $  222,220

Home equity                                           22,069        (490)      21,579

Residential real estate        2,331       1,606      27,805        (139)      31,603

Installment                      867       6,444      13,453        (167)      20,597

Unassigned reserve                                                  (498)        (498)
                             -------    --------    --------     -------   ----------
                             $43,751    $117,218    $137,127     $(2,595)  $  295,501
                             =======    ========    ========     =======   ==========



      The following table sets forth the dollar amount of all loans due after December 31, 1997, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                       Floating or
                                                       Adjustable
                                          Fixed Rates     Rates     Total
                                          -----------     -----     -----
                                                     (In thousands)

     Commercial and industrial               $l97,729   $ 84,885   $182,614
     Home equity                                  621     21,111     21,732
     Residential real estate                   23,588      5,237     28,825
     Installment                               19,897                19,897
                                             --------   --------   --------
                                             $141,835   $111,233   $253,068
                                             ========   ========   ========

Non-Performing and Problem Assets

Loan Delinquencies - The Bank's collection procedures provide that after a commercial loan is ten days past due, or a residential mortgage loan is fifteen days past due, a late charge is added. The borrower is contacted by mail or telephone and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues to be delinquent for ninety days or more, the Bank usually initiates foreclosure proceedings unless other repayment arrangements are made. Each delinquent loan is reviewed on a case by case basis in accordance with the Bank's lending policy.

      Commercial loans and commercial real estate loans are placed on nonaccrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Generally, commercial loans are charged off no later than 120 days delinquent unless the loan is well secured and in the process of collection or other extenuating circumstances support collection. Residential real estate loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Non-Performing Assets - During 1996, the Company experienced a decline in the amount of loans that were on non-accrual. Total non-performing assets declined by $903,000, or 22%, from $4,079,000 at

December 31, 1995 to $3,176,000 at December 31, 1996. The ratio of non-performing assets to net loans was .82% at December 31, 1996 compared to 1.74% at December 31, 1995. In 1995, non-performing assets increased by $563,000, from $3,516,000 at December 31,1994 to $4,079,000 at December 31,
1995. Although the dollar amount increased, the ratio of non-performing assets to net loans decreased, from 1.84% at December 31, 1994 to 1.74% at December 31, 1995. The following table sets forth information regarding loans that are delinquent ninety days or more. Management of the Bank believes that all loans accruing interest are adequately secured and in the process of collection. At the dates shown, the Bank had no restructured loans within the definition of SFAS No. 15.

Foreclosed Real Estate - Real estate acquired by the Bank as a result of foreclosure is classified as Real Estate Owned until such time as it is sold. When Real Estate Owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less disposal costs. Any write-down of Real Estate Owned is charged to operations. At December 31, 1996, the Bank had $755,628 classified as Real Estate Owned.

Non-Performing Assets

                                                                                 At December 31,
                                                             ------------------------------------------------
                                                                1996       1995       1994      1993     1992
                                                                ----       ----       ----      ----     ----
                                                                               (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
  Commercial and industrial                                  $   354    $  1,721   $ 1,178   $ 1,074   $  428
  Home equity                                                    337         295       341       204       33
  Residential real estate                                        586         607       342       265      199
  Installment                                                      -          35        40         -        -
                                                             -------    --------   -------   -------   ------
Total                                                        $ 1,277    $  2,658   $ 1,901   $ 1,543   $  660
                                                             =======    ========   =======   =======   ======

Accruing loans that are contractually past
 due 90 days or more:
  Commercial and industrial                                  $   404    $    135   $   525   $     -        -
  Home equity                                                     62         279        30         -        -
  Residential real estate                                        572          64        20         2      183
  Installment                                                    105          67         7         -        -
                                                             -------    --------   -------   -------   ------
Total                                                        $ 1,143    $    545   $   582   $     2   $  183
                                                             =======    ========   =======   =======   ======

Total non-accrual and 90-day past due loan                   $ 2,420    $  3,203   $ 2,483   $ 1,545   $  843
Real estate owned                                                756         876     1,033       359      144
                                                             -------    --------   -------   -------   ------
Total non-performing assets                                  $ 3,176    $  4,079   $ 3,516   $ 1,904   $  987
                                                             =======    ========   =======   =======   ======

Total non-accrual and 90-day past due loans to net loans        0.82%       1.74%     1.84%     1.85%    1.03%
Total non-accrual and 90-day past due loans total assets        0.55%       0.87%     1.14%     1.38%    0.81%
Total non-performing assets to total assets                     0.73%       1.10%     1.62%     1.70%    0.95%
Total allowance for loan losses to total non-performing
  loans                                                       107.26%      64.47%    64.74%    69.10%  128.53%


      Interest income that would have been recorded on loans on non-accrual status, under the original terms of such loans, would have totaled $151,614 for the year ended December 31, 1996.

Allowances for Losses on Loans and Real Estate Owned - It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Management also periodically performs valuations of Real Estate Owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary. The following table sets forth information with respect to the Bank's allowance for losses on loans at the dates indicated.


                                                                 At December 31,
                                                                 ---------------
                                                            1996       1995       1994
                                                          -------   ---------   --------

                                                (Dollars in thousands)

Allowance for losses on loans, beginning of period        $ 2,065   $   1,607   $  1,067
Charge-offs:
  Commercial                                                  307         286        312
  Mortgage                                                      9          73          1
  Installment                                                  85          67         37
                                                          -------   ---------   --------
    Total charge-offs                                         401         426        350
                                                          -------   ---------   --------

Recoveries
  Commercial                                                    6          33         22
  Mortgage                                                      4          28
  Installment                                                  21          15         13
                                                          -------   ---------   --------
    Total recoveries                                           31          76         35
                                                          -------   ---------   --------
Net charge-offs                                               370         350        315
Provision for loan losses                                     900         808        383
Allowance on acquired loans                                     -           -        472
                                                          -------   ---------   --------
Allowance for losses on loans, end of period              $ 2,595   $   2,065   $  1,607
                                                          =======   =========   ========

Net loans charged off as a percent of average
  loans outstanding                                          0.16%       0.23%      0.29%

      The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                          At December 31,
                                       1996                   1995                   1994
                                --------------------  -----------------------   -------------------
                                         Percent of               Percent of               Percent
                                          Loans to                Loans to                  Loans
                                Amount   Total Loans     Amount   Total Loans   Amount      Total
                                ------   -----------     ------   -----------   ------      -----
                                                       (Dollars in thousands)

Balance at end of period applicable to:

  Commercial and industrial $    1,301       74.98%   $   1,094      64.02 %   $   847     50.60 %
  Residential real estate          139       10.65          403      15.96         231     21.94
  Home equity                      490        7.40          319      13.34         155     19.58
  Installment                      167        6.97           54       6.68          47      7.88
  Unallocated                      498           -          195          -         327         -
                            ----------      ------    ---------     ------     -------    ------
    Total allowance         $    2,595      100.00%   $   2,065     100.00 %   $ 1,607    100.00 %
                            ==========      ======    =========     ======     =======    ======

Investment Securities - Substantially all of the Company's investment portfolio is held at the Bank's wholly-owned subsidiary, Med-Vine, Inc. ("Med-Vine"). Total investment securities decreased $51.4 million, or 35.0%, from $147.0 million at December 31, 1995 to $95.6 million at December 31, 1996. During 1996, the investment portfolio was managed by a professional portfolio manager. Under the arrangement with the manager, the board-approved investment policy of Med-Vine and the Bank was implemented and every securities transaction was approved by the investment officers of Med-Vine, the Bank and/or the investment committee of the Board of Directors. The investment portfolio, in most part, had been acquired in connection with the Bank's purchase of Tuckahoe and Ocean in 1994, and which were subsequently contributed to Med-Vine. The portfolios were comprised of investments which were generally illiquid and of small principal amounts. The bank acquisitions originally increased investments by approximately $59 million. The branch acquisitions resulted in cash being converted to investments of approximately $115 million. During the course of the year, the manager restructured the portfolio by selling a large number of these investments, then reinvesting them mostly in larger blocks of government and municipal bonds. Some of these investments were sold during the year to fund the rapid growth of commercial loans.

      The investment policy of the Bank is established by senior management and approved by the Board of Directors. Med-Vine's investment policy is identical to that of the Bank. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that optimizes interest income and provides acceptable limits of safety and liquidity. Prior to the fourth quarter of 1995, investment securities were purchased with the intent to hold them until their maturity. During the fourth quarter of 1995, in accordance with the implementation of the SFAS No. 115 Guide, the bank reclassified its entire portfolio of investment securities as available for sale. As a result, the investment securities are carried at their approximate market value.

      The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated:

                                                                     December 31,
                           -------------------------------------------------------------------------------------
                                               1996                                        1995
                           ---------------------------------------------   -------------------------------------
                                                Net         Estimated                       Net        Estimated
                               Amortized     Unrealized       Market          Amortized  Unrealized      Market
Available for Sale:               Cost         Losses          Value             Cost      Gains         Value
-------------------               ----         ------          -----             ----      -----         -----

  U. S. Treasury securities  $ 51,954,682  $   (920,871)    $51,033,811    $  41,674,$19  $ 230,269   $ 41,904,488
  Mortgage-backed securities       63,061             -          63,061       41,734,347    263,520     41,997,867
  State and political
    subdivision securities     20,168,222     (328,816)      19,839,406       16,666,509     75,082     16,741,591
  Other securities             24,877,433     (232,327)      24,645,106       46,304,169     60,781     46,364,950
                             ------------  -----------      -----------    -------------  ---------   ------------
    Total securities
      available for sale     $ 97,063,398  $(1,482,014)     $95,581,384    $ 146,379,244  $ 629,652   $147,008,896
                             ============  ===========      ===========    =============  =========   ============


                                                                December 31, 1994
                                              -------------------------------------------------
                                                                       Net          Estimated
                                                Amortized          Unrealized         Market
                                                   Cost              Losses           Value
                                               ------------         ----------    -------------
Held to maturity:
  U. S. Treasury securities                    $ 20,033,886      $   (369,712)    $ 19,664,174
  Government agency and
    mortgage-backed securities                   19,334,650          (504,981)      18,829,669
  State and political subdivision securities     13,550,137          (287,346)      13,262,791
  Other securities                                7,406,062          (177,500)       7,228,562
                                               ------------         ----------    -------------
    Total securities held to maturity            60,324,735        (1,339,539)      58,985,196
                                               ------------         ----------    -------------
Available for sale:
  U. S. Treasury securities
  Government agency and
    mortgage-backed securities
  State and political subdivision securities
  Other securities                                  313,250                            313,250
                                               ------------         ----------    -------------
    Total securities available for sale             313,250                  -         313,250
                                               ------------         ----------    -------------
      Total investment securities              $ 60,637,985         (1,339,539)   $  59,298,446
                                               ============         ==========    =============

      The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment portfolio at December 31, 1996. All securities are classified as being available for sale, therefore the carrying value is the estimated market value.


                                  One Year or Less   One to Five Years   Five to Ten Years  More than Ten Years        Total
                                  ----------------   -----------------   -----------------  -------------------   ---------------
                                  Carrying  Average  Carrying  Average  Carrying   Average  Carrying  Average     Carrying   Aver
                                   Value     Yield    Value     Yield    Value      Yield    Value    Yield         Value    Yield
                                   -----     -----    -----     -----    -----      -----    -----    -----         -----    -----
                                                                 (Dollars in thousands)
U.S. Government Obligations      $ 7,960     5.40%  $ 43,074     5.55%                                            $ 51,034    5.53%
Government agency and
  mortgage-backed securities                          11,632     6.22  $  2,976      6.78%  $     51   8.50%        14,659    6.34
Municipal obligations                716     4.27        250     4.34    12,714      4.75      6,159   4.87         19,839    4.77
Other securities                     110     5.00      5,107     6.03        30      7.35      4,802   6.36         10,049    6.18
                                 -------    -----   --------    -----   -------     -----   --------   ----       --------    ----
    Total                        $ 8,786     5.30%  $ 60,063     5.71%  $ 15,720     5.14   $ 11,012   5.53%      $ 95,581    5.56%
                                 =======     ====   ========    =====   ========     ====   ========   =====      ========    ====




Deposits - Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market, certificates of deposit and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers, nor does it solicit funds outside the State of New Jersey.

      Deposits at December 31, 1996 amounted to $386.0 million, an increase of $50.8 million, or 15%, over the December 31, 1995 balance of $335.2 million. Demand deposits, including NOW accounts and money market accounts, increased $4.8 million, from $128.8 million at December 31, 1995 to $133.6 million at December 31, 1996. Savings deposits decreased $3.5 million, from $67.0 million at December 31, 1995 to $63.5 million at December 31, 1996. Certificates of deposit under $100,000 increased $35.1 million, from $116.5 million at December 31, 1995 to $151.6 million at December 31, 1996. Certificates of deposit of $100,000 or more increased $14.2 million, from $23.0 million at December 31, 1995 to $37.2 million at December 31, 1996. The increase in certificates of deposit was due in large part to promotional rates offered on certain certificates of deposit during the year in response to rates offered by other financial institutions in the Bank's market areas, as well as in response to a general increase in overall market rates for certificates of deposit.

      The following table sets forth average deposits by various types of demand and time deposits:

                                                                 For the Years Ended December 31,
                                          ----------------------------------------------------------------------
                                              1996    Avg. Yield       1995    Avg. Yield     1994    Avg. Yield
                                              ----    ----------       ----    ----------     ----    ----------
                                           (Dollars in thousands)
Non-interest bearing demand deposits       $   65,556              $   45,562               $  26,949
Interest bearing demand deposits               62,270     1.78 %       48,609     2.19 %       29,186      2.43 %
Savings deposits                               65,393     2.23         57,470     2.28         44,968      3.10
Time deposits                                 170,875     5.49         96,256     5.48         45,611      3.95
                                           ----------     ----     ----------     ----      ---------      ----
    Total                                   $ 364,094     3.28 %   $  247,897     3.09 %    $ 146,714      3.66 %
                                            =========     ====      =========     ====      =========      ====

      The following table indicates the amount of certificates of deposit of $100,000 or more by remaining maturity at December 31, 1996:

                                                 (In thousands)

                 Remaining maturity:
                    Three months or less            $ 18,805
                    Over three through six months      6,389
                    Over six through twelve months     9,421
                    Over twelve months                 2,626
                                                    --------
                                                    $ 37,241
                                                    ========

Borrowings - Borrowed funds increased $13.3 million, from $8 million at December 31, 1995 to $21.3 million at December 31, 1996. Of the increase, $2 million represents an increase in advances from the FHLB. Beginning in 1996, the Company sold securities under agreements with customers to repurchase them, at par, on the next business day. The securities sold were U.S. Treasury Notes. At December 31, 1996, securities sold under agreements to repurchase amounted to $5.3 million. At December 30, 1996, the Company obtained a $6 million revolving line of credit from a correspondent bank with a term of 36 months. The floating rate of interest is the prime rate plus fifty basis points. At December 31, 1996, there was $6 million outstanding at an interest rate of 8.75%. The proceeds of the loan were contributed to the bank as capital.

Federal Home Loan Bank Advances
                                                      1996       1995
                                                      ----       ----
Amount outstanding at December 31,                (Dollars in thousands)
  Advances                                           $10,000    $8,000
  Interest rate                                       7.375%    5.875%

  Approximate average amount outstanding             $ 5,265    $  150
  Approximate weighted average rate                    5.44%     5.44%

      Deposits are the primary source of funds for the bank's lending activities, investment activities and general business purposes. Should the need arise, the Bank has the ability to access lines of credit from various sources including the Federal Reserve Bank, the Federal Home Loan Bank and various other correspondent banks. In addition, on an overnight basis, the Bank has the ability to offer securities sold under agreements to repurchase.

Item 8.  Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Sun Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Sun Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania


January 31, 1997

SUN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1996 AND 1995
-----------------------------------------------------------------------------------------------------------------

ASSETS                                                                                 1996                1995
Cash and due from banks                                                            $  17,006,758    $  17,242,366
Federal funds sold                                                                     4,800,000
                                                                                   -------------    -------------
           Cash and cash equivalents                                                  21,806,758       17,242,366

Investment securities available for sale (amortized cost -
  $97,063,398; 1996 and $146,379,244; 1995)                                           95,581,384      147,008,896
Loans receivable (net of allowance for loan losses - $2,595,312;
   1996 and $2,064,640; 1995)                                                        295,500,668      183,633,631
Bank properties and equipment                                                         12,222,507       11,419,175
Real estate owned                                                                        755,628          876,302
Accrued interest receivable                                                            2,850,399        2,564,921
Excess of cost over fair value of net assets acquired                                  5,365,218        6,191,919
Deferred taxes                                                                         1,070,535          205,169
Other assets                                                                           1,641,959          752,257
                                                                                   -------------    -------------
TOTAL                                                                              $ 436,795,056    $ 369,894,636
                                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                         $ 385,986,905    $ 335,247,796
  Advances from the Federal Home Loan Bank                                            10,000,000        8,000,000
  Loan payable                                                                         6,000,000
  Securities sold under agreements to repurchase                                       5,253,048
  Other liabilities                                                                    2,140,527        1,976,044
                                                                                   -------------    -------------

           Total liabilities                                                         409,380,480      345,223,840
                                                                                   -------------    -------------

COMMITMENTS AND CONTINGENT LIABILITIES  (Note 13)

SHAREHOLDERS' EQUITY
  Preferred stock $1 par value, 1,000,000 shares authorized,  none issued
  Common stock $1 par value, 10,000,000 shares authorized:
    issued and outstanding; 1,848,929 shares; 1996 and 1,651,175 shares; 1995          1,848,929        1,651,175
  Surplus                                                                             18,124,359       17,197,275
  Retained earnings                                                                    8,419,417        5,406,774
  Unrealized (loss) gain on securities available for sale, net of income taxes .        (978,129)         415,572
                                                                                   -------------    -------------

           Total shareholders' equity                                                 27,414,576       24,670,796
                                                                                   -------------    -------------

TOTAL                                                                              $ 436,795,056    $ 369,894,636
                                                                                   =============    =============

See notes to consolidated financial statements.

SUN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------------------------------------
                                                                      1996           1995          1994
                                                                      ----           ----          ----
INTEREST INCOME:
  Interest and fees on loans                                       $22,073,767   $15,100,885   $ 9,590,994
  Interest on investment securities                                  7,127,393     5,285,877     2,151,351
  Interest on federal funds sold                                        68,366       463,001       452,117
                                                                   -----------   -----------   -----------
           Total interest income                                    29,269,526    20,849,763    12,194,462
                                                                   -----------   -----------   -----------
INTEREST EXPENSE:
  Interest on deposits                                              11,953,591     7,639,933     3,844,753
  Interest on borrowed funds                                           580,412        47,158        93,796
                                                                   -----------   -----------   -----------
           Total interest expense                                   12,534,003     7,687,091     3,938,549
                                                                   -----------   -----------   -----------

           Net interest income                                      16,735,523    13,162,672     8,255,913

PROVISION FOR LOAN LOSSES                                              900,000       807,660       382,671
                                                                   -----------   -----------   -----------

           Net interest income after provision for loan losses      15,835,523   12,355,012     7,873,242
                                                                   -----------   -----------   -----------

OTHER INCOME:
  Service charges on deposit accounts                                1,057,139       659,811       419,363
  Other service charges                                                115,999        28,068        17,224
  Gain on sale of fixed assets                                          45,207        46,487        21,164
  Gain on sale of loans                                                              207,984
  Gain on sale of investment securities                                206,538       377,126
  Other                                                                320,890       331,513       274,533
                                                                   -----------   -----------   -----------
           Total other income                                        1,745,773     1,650,989       732,284
                                                                   -----------   -----------   -----------
OTHER EXPENSES:
  Salaries and employee benefits                                     6,525,903     4,689,269     2,626,679
  Occupancy expense                                                  1,407,875     1,269,514     1,090,833
  Equipment expense                                                    817,696       459,460       249,951
  Provision for losses on  real estate owned                                          78,000       120,000
  Professional fees and services                                       352,970       249,760       164,770
  Data processing expense                                            1,085,874       634,753       318,552
  Amortization of excess cost over fair value of assets acquired       826,701       342,562       134,435
  Postage and supplies                                                 420,120       335,055       173,823
  Insurance                                                            196,110       382,554       397,961
  Other                                                              1,573,404     1,606,404       713,733
                                                                   -----------   -----------   -----------

           Total other expenses                                     13,206,653    10,047,331     5,990,737
                                                                   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                                           4,374,643     3,958,670     2,614,789

INCOME TAXES                                                         1,362,000     1,140,000       775,134
                                                                   -----------   -----------   -----------

NET INCOME                                                         $ 3,012,643   $ 2,818,670   $ 1,839,655
                                                                   ============= ===========   ===========

Earnings per common and common equivalent share
  Net income                                                       $      1.58   $      1.52   $      1.42
                                                                   ===========   ===========   ===========
Earnings per common share - assuming full dilution
  Net income                                                       $      1.56   $      1.52   $      1.42
                                                                   ===========   ===========   ===========
Weighted average shares                                              1,797,900     1,720,295     1,200,503
                                                                   ===========   ===========   ===========

See notes to consolidated financial statements

SUN BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Unrealized
                                                                                                  Gain (Loss)
                                                                                                 on Securities
                                                  Common                           Retained        Available
                                                  Stock           Surplus          Earnings         For Sale          Total

BALANCE, JANUARY 1, 1994                        $ 1,017,522   $ 10,540,290     $    748,449                    $   12,306,261

  Exercise of stock options                             450          2,943                                              3,393

  Sale of common stock                              538,462      5,883,415                                          6,421,877

  Net income                                                                      1,839,655                         1,839,655
                                              -------------   ------------     ------------       -----------     -----------

BALANCE, DECEMBER 31, 1994                        1,556,434     16,426,648        2,588,104                        20,571,186

  Exercise of stock options                          74,741        530,627                                            605,368

  Sale of common stock                               20,000        240,000                                            260,000

  Unrealized gain on securities
    available for sale, net of income taxes                                                       $   415,572         415,572

  Net income                                                                      2,818,670                         2,818,670
                                              -------------   ------------      ------------       -----------    ------------

BALANCE, DECEMBER 31, 1995                        1,651,175     17,197,275        5,406,774           415,572      24,670,796

  Stock dividend                                     87,892        (87,892)

  Cash paid for fractional interest
    resulting from stock dividend                                   (2,146)                                            (2,146)


  Exercise of stock options                         109,862      1,017,122                                          1,126,984

  Unrealized loss on securities
    available for sale,
    net of income taxes                                                                            (1,393,701)     (1,393,701)

  Net income                                                                      3,012,643                         3,012,643
                                              -------------   ------------     ------------       -----------    ------------

BALANCE, DECEMBER 31, 1996                    $   1,848,929   $ 18,124,359     $  8,419,417       $  (978,129)   $ 27,414,576
                                              =============   ============     ============       ===========    ============



See notes to consolidated financial statements.

SUN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             1996           1995           1994
                                                                                             ----           ----           ----
OPERATING ACTIVITIES:
  Net income                                                                           $   3,012,643  $   2,818,670  $   1,839,655
  Adjustments to reconcile net income to net cash  provided by operating activities:
    Provision for loan losses                                                                900,000        807,660        382,671
    Provision for loss on real estate owned                                                                  78,000        120,000
    Depreciation and amortization                                                            484,059        325,913        215,381
    Amortization of excess cost over fair value of assets acquired                           826,701        342,562        134,435
    Gain on sale of loans                                                                                  (207,984)
    Gain on sale of investment securities available for sale                                (206,538)      (246,129)
    Gain on sale of mortgage-backed securities available for sale                                          (130,997)
    Gain on sale of bank properties and equipment                                            (29,298)       (46,487)       (21,164)
    Deferred income taxes                                                                   (147,401)       (27,398)      (193,836)
    Changes in assets and liabilities which provided (used) cash:

      Accrued interest and other assets                                                   (1,175,180)      (838,246)       196,972
      Accounts payable and accrued expenses                                                  164,483      1,215,343     (1,145,147)
                                                                                       -------------  -------------  -------------

           Net cash provided by operating activities                                       3,829,469      4,090,907      1,528,967
                                                                                       -------------  -------------  -------------
INVESTING ACTIVITIES:
  Purchases of investment securities held to maturity                                                   (30,094,922)    (6,056,403)
  Purchases of investment securities available for sale                                 (194,220,677)   (27,823,745)
  Purchases of mortgage-backed securities held to maturity                                              (45,544,706)      (778,160)
  Purchases of mortgage-backed securities available for sale                                             (4,074,088)
  Increase in investment securities resulting from branch acquisitions                                  (97,600,000)
  Proceeds from maturities of investment securities held to maturity                                     65,280,038      8,141,545
  Proceeds from maturities of investment securities available for sale                    99,213,685     10,344,666
  Proceeds from maturities of mortgage-backed securities held to maturity                                19,908,185        176,542
  Proceeds from maturities of mortgage-backed securities available for sale                  125,716
  Proceeds from sale of investment securities available for sale                          93,679,375     16,880,505
  Proceeds from sale of mortgage-backed securities available for sale                     50,782,881      7,359,934
  Proceeds from sale of loans                                                                             1,870,608
  Net increase in loans                                                                 (112,767,037)   (50,605,944)    (2,845,797)
  Increase in loans resulting from branch acquisitions                                                     (636,714)
  Purchase of bank properties and equipment                                               (1,359,295)      (825,912)      (481,895)
  Increase in bank properties and equipment resulting from branch acquisitions                           (5,430,744)
  Proceeds from sale of bank properties and equipment                                         42,606        250,824         21,164
  Excess of cost over fair value of branch assets acquired                                               (4,450,145)
  Decrease (increase) in real estate owned                                                   120,674         78,578       (244,249)
  Purchase price of acquisitions, net of cash received                                                                  (5,410,572)
                                                                                       -------------  -------------  -------------
           Net cash used in investing activities                                         (64,382,072)  (145,113,582)    (7,477,825)
                                                                                       -------------  -------------  -------------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                     50,739,109     16,685,101     (6,638,004)
  Increase in deposits resulting from branch acquisitions                                               122,543,875
  Borrowings and repurchase agreements                                                    21,253,048     12,500,000      4,500,000
  Repayment of borrowings and repurchase agreements                                       (8,000,000)    (4,500,000)    (5,750,000)
  Proceeds from exercise of stock options                                                  1,126,984        605,368          3,393
  Payments for fractional interests resulting from stock dividend                             (2,146)
  Proceeds from issuance of common stock                                                                    260,000      6,421,877
                                                                                       -------------  -------------  -------------
           Net cash provided by (used in) financing activities                            65,116,995    148,094,344     (1,462,734)
                                                                                       -------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       4,564,392      7,071,669     (7,411,592)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              17,242,366     10,170,697     17,582,289
                                                                                       -------------  -------------  -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $  21,806,758  $  17,242,366  $  10,170,697
                                                                                       =============  =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                        $  12,743,696  $   6,100,954  $   3,827,301
                                                                                       =============  =============  =============
  Income taxes paid                                                                    $   1,577,757  $     994,516  $   1,115,000
                                                                                       =============  =============  =============
SUPPLEMENTAL DISCLOSURE OF NONCASH ITEMS -
  Transfer of loans to real estate owned                                               $     424,644  $     196,181  $     449,478
                                                                                       =============  =============  =============

See notes to consolidated financial statements.

SUN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS

   Sun Bancorp, Inc. (the "Company") is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sun National Bank (the "Bank"), and the Bank's wholly owned subsidiary, Med-Vine, Inc. All significant inter-company balances and transactions have been eliminated.

   The Company and the Bank have their administrative offices in Vineland, New Jersey. The Bank has nineteen financial service centers located throughout central and southern New Jersey. The Company's principal business is to serve as a holding company for the Bank. The Bank is in the business of attracting customer deposits and using these funds to originate loans, primarily commercial real estate and non-real estate loans. Med-Vine, Inc. is a Delaware holding company which holds the majority of the Bank's investment portfolio. The principal business of Med-Vine, Inc. is investing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include: allowance for loan losses, real estate owned and excess of cost over fair value of net assets acquired. Actual results could differ from those estimates.

   Investment Securities - The Bank accounts for debt and equity securities as follows:

      Held to Maturity - Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

      Available for Sale - Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes to market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of shareholders' equity until realized. Realized gains and losses on the sale of investment securities are reported in the consolidated statement of income and determined using the adjusted cost of the specific security sold.

   Loans Purchased - The discounts and premiums resulting from the purchase of loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

   Interest Income on Loans - Interest on commercial, real estate and installment loans is credited to operations based upon the principal amount outstanding. Interest accruals are generally discontinued when a loan becomes 90 days past due or when principal or interest is considered doubtful of collection. When interest accruals are discontinued, interest credited to income in the current year is reversed, and interest accrued in the prior year is charged to the allowance for loan losses.

   Allowance for Loan Losses - The allowance for loan losses is determined by management based upon past experience, an evaluation of potential loss in the loan portfolio, current economic conditions and other pertinent factors. The allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risk in the loan portfolio. Allowances for loan losses are based on estimated net realizable value unless it is probable that loans will be foreclosed, in which case allowances for loan losses are based on fair value. Management's periodic evaluation is based upon evaluation of the portfolio, past loss experience, current economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

   The Bank adopted the requirements of Statement of Financial Accounting Standard ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures, effective January 1, 1995. SFAS 114 requires that certain impaired loans be measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. There was no effect on financial statements as previously reported and on current earnings of initially applying the new standards.

   Bank Properties and Equipment - Bank properties and equipment are stated at cost, less allowances for depreciation. The provision for depreciation is computed by the straight-line method based on the estimated useful lives of the assets.

   Deferred Loan Fees - Loan fees net of certain direct loan origination costs are deferred and the balance is recognized into income as a yield adjustment over the life of the loan using the interest method.

   Real Estate Owned - Real estate owned is comprised of property acquired through foreclosure and is carried at the lower of the related loan balance or fair value of the acquired property based on an annual appraisal less estimated cost to dispose. Losses arising from foreclosure transactions are charged against the allowance for loan losses. Losses subsequent to foreclosure are charged against operations.

   Excess of Cost Over Fair Value of Net Assets Acquired - The excess of cost over fair value of net assets acquired is net of accumulated amortization of $2,037,866 and $1,211,165 at December 31, 1996 and 1995, respectively, and is amortized by the straight-line method over 15 years for bank acquisitions and over 7 years for branch acquisitions.

   Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include amounts due from banks and federal funds sold.

   Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

   Earnings Per Share - Earnings per common and common equivalent share is computed using the weighted average common shares and common equivalent shares outstanding during the period.

   Stock dividend - On September 17, 1996, the Company's Board of Directors declared a special 5% stock dividend which was paid on October 30, 1996 to stockholders of record on October 15, 1996. Accordingly, earnings per share for the years ended December 31, 1995 and 1994 have been restated to reflect the increased number of shares outstanding.

   Accounting for Stock Options - The Company accounts for stock-based compensation in accordance with the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. This method calculates compensation expense using the intrinsic value method which recognizes as expense the difference between the market value of the stock and the exercise price at grant date. The Company has not recognized any compensation expense under this method. In the year ending December 31, 1996, the Company adopted the reporting disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation which requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25.

   Accounting Principles Issued and Not Adopted - In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement which is effective for transactions occurring after December 31, 1996, requires an entity to recognize, prospectively, the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. It requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the asset sold, if any, and retained interest, if any, based on their relative fair values at the date of transfer. It also provides implementation guidance for servicing of financial assets, securitizations, loan syndications, and participations and transfers of receivables with recourse. The Statement supersedes SFAS No. 122, Accounting for Mortgage Servicing Rights, which was adopted by the Company on January 1, 1996, and which management of the Company determined had no material impact on the Company's results of operations or financial position. In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 127 defers for one year the effective date of Statement No. 125 as it relates to transactions involving secured borrowings and collateral and transfers and servicing of financial assets. This Statement also provides additional guidance on these types of transactions. Management of the Company does not believe the Statements will have a material impact on the Company's results of operations or financial position when adopted.

   Reclassifications - Certain reclassifications have been made in the 1995 and 1994 consolidated financial statements to conform to those classifications used in 1996.

3. ACQUISITIONS

   On July 14, 1995, the Bank purchased four branches from NatWest Bank. The Bank acquired approximately $52,317,000 of deposit liabilities plus $479,000 of accrued interest, $1,755,000 of real estate and equipment, $588,000 of loans plus related accrued interest and $610,000 in cash. The Bank paid a premium of approximately $2,082,000, which is being amortized over seven years.

   On November 24, 1995, the Bank purchased four branches from New Jersey National Bank. The Bank acquired approximately $70,227,000 of deposit liabilities plus $492,000 of accrued interest, $3,675,000 of real estate and equipment, $48,000 of loans plus related accrued interest and $1,009,000 in cash. The Bank paid a premium of approximately $2,368,000, which is being amortized over seven years.

   On June 29, 1994, the Company acquired 100% of the outstanding shares of The First National Bank of Tuckahoe ("Tuckahoe") for approximately $7,070,000. The purchase method of accounting was used to record the acquisition. Under the purchase method of accounting, all assets and liabilities acquired were adjusted to fair value as of the acquisition date, and the resultant premiums and discounts are amortized to income over the expected economic lives of the related assets and liabilities. Excess cost over fair value of assets acquired resulting from this acquisition amounted to approximately $612,000 and is being amortized over 15 years using the straight-line method.

   A summary statement of the cash used to purchase Tuckahoe is set forth below:

       Fair value of assets purchased                          $50,782,529
       Liabilities assumed                                      43,073,874
                                                               -----------
       Cssh paid                                                 7,708,655
       Cash acquired                                             7,270,791
                                                               -----------
       Net cash used for purchase                              $   437,864
                                                               ===========

   On July 29, 1994, the Bank acquired 100% of the outstanding capital stock of Southern Ocean State Bank ("Ocean") from BMJ Financial Corp., the parent bank holding company of Ocean for approximately $6,560,000. The purchase method of accounting was used to record the acquisition. Excess cost over fair value of assets acquired resulting from the valuations amounted to approximately $920,000 and is being amortized over 15 years using the straight-line method.

   A summary statement of the cash used to purchase Ocean is set forth below:

      Fair value of assets purchased              $68,357,063
      Liabilities assumed                          61,511,320
                                                  -----------
      Cash paid                                     6,845,743
      Cash acquired                                 1,873,035
                                                  -----------
      Net cash used for purchase                  $ 4,972,708
                                                  ===========

   The results of operations of the acquired entities have been included in the consolidated results of operations from the dates of acquisitions.

4. INVESTMENT SECURITIES

   During 1995, in accordance with the implementation of the SFAS No. 115 Guide, the Company reclassified its portfolio of investment securities as available for sale. The carrying amounts of investment securities and the approximate market values at December 31, 1996 and 1995 were as follows:



                                                     December 31, 1996
                                ----------------------------------------------------------
                                                     Gross        Gross        Estimated
                                    Amortized      Unrealized   Unrealized       Market
Available for Sale:                   Cost           Gains        Losses         Value

Debt Securities
U. S. Treasury Obligations       $ 51,954,682    $    12,086   $  (932,957)   $51,033,811
State and Municipal Obligations    20,168,222         28,006      (356,822)    19,839,406
Other bonds                        20,075,483          7,635      (239,962)    19,843,156
Mortgage-backed securities             63,061           --            --           63,061
                                 ------------    -----------   -----------    -----------


    Total debt securities          92,261,448         47,727    (1,529,741)    90,779,434
                                 ------------    -----------   -----------    -----------

Equity Securities
  Federal Reserve Bank stock          617,800                                     617,800
  Federal Home Loan Bank stock      4,100,900                                   4,100,900
  Atlantic Central Bankers Bank
    stock                              83,250                                      83,250
                                 ------------    -----------   -----------    -----------
    Total equity securities         4,801,950              -             -      4,801,950
                                 ------------    -----------   -----------    -----------
      Total                      $ 97,063,398    $    47,727   $(1,529,741)   $95,581,384
                                 ============    ===========   ===========    ===========


                                                                        December 31, 1995
                                          -----------------------------------------------------------
                                                               Gross         Gross        Estimated
                                               Amortized     Unrealized    Unrealized       Market
Available for Sale:                              Cost          Gains         Losses         Value

Debt Securities
  U. S. Treasury Obligations               $   41,674,219   $  245,730   $   (15,461)   $ 41,904,488
  State and Municipal Obligations              16,666,509      103,281       (28,199)     16,741,591
  Other bonds                                  44,901,919       70,123        (9,342)     44,962,700
  Mortgage-backed securities                   41,734,347      289,003       (25,483)     41,997,867
                                           --------------   ----------   -----------    ------------
    Total debt securities                     144,976,994      708,137       (78,485)    145,606,646
                                           --------------   ----------   -----------    ------------
Equity Securities
  Federal Reserve Bank stock                      533,800                                    533,800
  Federal Home Loan Bank stock                    818,200                                    818,200
  Atlantic Central Bankers Bank stock              50,250                                     50,250
                                           --------------   ----------   -----------    ------------
    Total equity securities                     1,402,250            -             -       1,402,250
                                           --------------   ----------   -----------    ------------
      Total                                $  146,379,244   $  708,137   $   (78,485)   $147,008,896
                                           ==============   ==========   ===========    ============




   During 1996, the Bank sold $144,529,374 of securities available for sale resulting in a gross gain of $206,538. During 1995, the Bank sold $24,240,439 of securities available for sale resulting in a gross gain of $377,126. There were no such sales during 1994.

   At December 31, 1996 the Bank was required to maintain an average reserve balance of $3,579,000 with the Federal Reserve Bank.

   The maturity schedule of the investment in debt securities available for sale at December 31, 1996 is as follows:

                                                                   Amortized          Estimated
                                                                      Cost           Market Value

    Due in one year or less                                      $   8,828,772      $   8,786,619
    Due after one year through five years                           61,132,578         60,063,074
    Due after five years through ten years                          15,890,087         15,708,094
    Due after ten years                                              6,346,950          6,158,586
                                                                 -------------      -------------
                                                                    92,198,387         90,716,373
    Mortgage-backed securities                                          63,061             63,061
                                                                 -------------      -------------
                                                                 $  92,261,448      $  90,779,434
                                                                 =============      =============


   At December 31, 1996, $4,000,000 of U.S. Treasury Notes were pledged to secure public deposits.

5.    LOANS

   The components of loans as of December 31, 1996 and 1995 were as follows:

                                             1996             1995

    Commercial and industrial           $ 223,116,474    $ 118,874,150
    Real estate-residential mortgages      53,846,436       54,414,800
    Installment                            21,133,070       12,409,321
                                        -------------    -------------
      Total gross loans                   298,095,980      185,698,271
    Allowance for loan losses              (2,595,312)      (2,064,640)
                                        -------------    -------------
    Net loans                           $ 295,500,668    $ 183,633,631
                                        =============    =============

    Nonaccrual loans                    $   1,277,208    $   2,658,118
                                        =============    =============



   There were no irrevocable commitments to lend additional funds on nonaccrual loans at December 31, 1996. The reduction in interest income resulting from nonaccrual loans was $151,614, $276,955 and $146,308 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest income recognized on these loans during the years ended December 31, 1996, 1995 and 1994 was $15,414, $24,989 and $18,907, respectively.

   Certain officers, directors and their associates (related parties) have loans and conduct other transactions with the Company. Such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for other nonrelated party transactions. The aggregate dollar amount of these loans to related parties as of December 31, 1996, along with an analysis of the activity for 1996, is summarized as follows:

                                         1996            1995

      Balance, beginning of year   $  8,621,460    $  6,132,256
      Additions                       7,306,997       4,272,121
      Repayments                     (4,491,323)     (1,782,917)
                                   ------------    ------------
      Balance, end of year         $ 11,437,134    $  8,621,460
                                   ============    ============


   Under approved lending decisions, the Company has commitments to lend additional funds totaling approximately $58,635,413 and $67,928,316 at December 31, 1996 and 1995, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower.

   Most of the Bank's business activity is with customers located within its local market area. Generally, loans granted are secured by commercial real estate, residential real estate and other assets. The ultimate repayment of loans is dependent to a certain degree on the local economy and real estate market.

6. ALLOWANCE FOR LOAN LOSSES

   An analysis of the change in the allowance for loan losses is as follows:

                                       1996           1995           1994

   Balance, January 1              $ 2,064,640    $ 1,607,375    $ 1,067,402
   Charge-offs                        (400,387)      (426,289)      (349,439)
   Recoveries                           31,059         75,894         34,829
                                   -----------    -----------    -----------
        Net  charge-offs              (369,328)      (350,395)      (314,610)
   Allowance on acquired loans               0              0        471,912
   Provision for loan losses           900,000        807,660        382,671
                                   -----------    -----------    -----------
   Balance, December 31            $ 2,595,312    $ 2,064,640    $ 1,607,375
                                   ===========    ===========    ===========


   The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and
   118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. SFAS Nos. 114 and 118 do not apply to large groups of smaller balance, homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follows:

                                           December 31, 1996           December 31, 1995
                                           -----------------           -----------------

Impaired loans with related reserve for
  loan losses ($296,307) calculated
    under SFAS No. 114                                                   $    454,489

Impaired loans with no related reserve for
  loan losses calculated
    under SFAS No. 114                       $    584,114                     527,908
                                             ------------                ------------

    Total impaired loans                     $    584,114                $    982,397
                                             ============                ============

                                                                            Year Ended                    Year Ended
                                                                         December 31, 1996             December 31, 1995

Average impaired loans                                                   $         596,519             $         411,289
                                                                         =================             =================
Interest income recognized on impaired loans                             $          18,284             $          18,561
                                                                         =================             =================
Cash basis interest income recognized on impaired loans                  $          15,414             $               0
                                                                         =================             =================


   Interest payments on impaired loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis.

   Commercial loans and commercial real estate loans are placed on nonaccrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Generally, commercial loans are charged off no later than 120 days delinquent unless the loan is well secured and in the process of collection, or other extenuating circumstances support collection. Residential real estate loans are typically placed on nonaccrual at the time the loan is 90 days delinquent. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

7. BANK PROPERTIES AND EQUIPMENT

   Bank properties and equipment at December 31 consist of the following major classifications:

                                                    1996            1995

   Land                                        $  3,084,395    $  2,873,500
   Buildings                                      6,982,449       6,861,123
   Leasehold improvements and equipment           3,991,723       3,090,188
                                               ------------    ------------
                                                 14,058,567      12,824,811
   Accumulated depreciation and amortization     (1,836,060)     (1,405,636)
                                               ------------    ------------
   Total                                       $ 12,222,507    $ 11,419,175
                                               ============    ============




8. REAL ESTATE OWNED

   Real estate owned consisted of the following:

                                                         December 31,
                                                   ----------------------
                                                      1996         1995

   Commercial properties                           $ 435,765    $ 492,501
   Residential properties                            360,863      471,801
                                                   ---------    ---------
                                                     796,628      964,302
   Allowance                                         (41,000)     (88,000)
                                                   ---------    ---------
   Total                                           $ 755,628    $ 876,302
                                                   =========    =========



   During 1996,  1995 and 1994,  $0,  $78,000 and  $120,000,  respectively,  was charged against operations to adjust real estate owned for declines in value.

9. DEPOSITS

Deposits consist of the following major classifications:

                                                      December 31,
                                               ---------------------------
                                                   1996           1995
   Demand Deposits                             $133,624,391   $128,802,293
   Savings Deposits                              63,506,894     66,970,293
   Time Certificates under $100,000             151,615,202    116,462,390
   Time Certificates $100,000 or more            37,240,418     23,012,820
                                               ------------   ------------
   Total                                       $385,986,905   $335,247,796
                                               ============   ============

   Of the total demand deposits, approximately $76,500,000 and $62,700,000 are non-interest bearing at December 31, 1996 and 1995, respectively.

   A summary of certificates by year of maturity is as follows:

Year Ended December 31,

      1997                                            $        169,482,951
      1998                                                      12,828,611
      1999                                                       4,032,751
      Thereafter                                                 2,511,307
                                                      --------------------
      Total                                           $        188,855,620
                                                      ====================


   A summary of interest expense on deposits is as follows:

                                        Year Ended December 31,
                               ---------------------------------------
                                   1996          1995          1994

   Savings Deposits            $ 1,455,043   $ 1,394,849   $ 1,334,432
   Time Certificates             9,382,920     5,274,045     1,802,296

   Interest-Bearing Checking     1,115,628       971,039       708,025
                               -----------   -----------   -----------

   Total                       $11,953,591   $ 7,639,933   $ 3,844,753
                               ===========   ===========   ===========


10. ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

   Federal Home Loan Bank advances at December 31, 1996 and 1995 were $10,000,000 and $8,000,000, respectively. Advances are collateralized under a blanket collateral lien agreement. The amounts outstanding at December 31, 1996 and 1995 were borrowed under overnight lines of credit at interest rates of 7.375% and 5.875%, respectively. Interest expense on advances was $286,316 and $6,733 for the years ended December 31, 1996 and 1995, respectively. There were no such borrowings during 1994.

   At December 30, 1996, the Company obtained a $6,000,000 revolving line of credit from a correspondant bank with a term of 36 months. The floating rate of interest is the prime rate plus fifty basis points. At December 31, 1996, there was $6,000,000 outstanding at an interest rate of 8.75%.

   During 1996, the Bank entered into various retail transactions with securities sold under agreements to repurchase with approved customers. At December 31, 1996 the total of such repurchase agreements is $5,253,048 with an average interest rate of 5.01%. Interest expense on repurchase agreements was $122,788 during 1996.

11. STOCK OPTION PLAN

   On April 18, 1995, the Company adopted a Stock Option Plan (the "1995 Plan"). Options granted under the 1995 Plan may be either qualified incentive stock options or nonqualified options as determined by the Executive Compensation Committee.

   Options granted under the 1995 Plan are at the estimated fair value at the date of grant and are exercisable at the time of the grant and for 10 years thereafter. There were 100,000 shares of stock reserved for issuance under the 1995 Plan.

   On May 31, 1985, the Company adopted a Stock Option Plan (the "1985 Plan"). During 1995, options were no longer eligible to be granted under the 1985 Plan. Options granted under the 1985 Plan were either qualified incentive stock options or nonqualified options as determined by the Executive Compensation Committee.

   Options granted under the 1985 Plan were at the estimated fair value at the date of grant and are exercisable at the time of the grant and until the year 2001. There were 313,826 shares of stock reserved for issuance under the 1985 Plan.

   Options granted under the 1995 and 1985 Plans, adjusted for the 5% stock dividend granted in 1996, are as follows:


                                                                                       Incentive        Nonqualified

Options granted and outstanding:
  December 31, 1996 at prices ranging from $7.18 to $16.67 per share                      290,722               50,674
                                                                                  ===============      ===============
  December 31, 1995 at prices ranging from $7.18 to $15.42 per share                      186,153              157,087
                                                                                  ===============      ===============
  December 31, 1994 at prices ranging from $7.18 to $15.42 per share                       91,581              201,577
                                                                                  ===============      ===============

   Activity in the stock option plans for the three-year period ended December 31, 1996:

                                                                             Weighted
                                                                              Average
                                                           Exercise          Exercise
                                               Number       Price             Price
                                             of Shares     Per Share         Per Share
                                             ---------   ---------------    -----------
Outstanding at January 1, 1994                 295,730   $7.18 -  $15.42    $     8.49
1994:
  Exercised                                       (472)            $7.18          7.18
  Expired                                       (2,100)           $12.38         12.38
                                              --------
Outstanding at December 31, 1994               293,158                            8.46
1995:
  Granted                                      131,250            $12.38         12.38
  Exercised                                    (78,478)  $7.18 -  $ 9.98          7.71
  Expired                                       (2,690)  $7.18 -  $15.42         13.81
                                              --------
Outstanding at December 31, 1995               343,240                           10.12
1996:
  Granted                                      113,925            $16.67         16.67
  Exercised                                   (115,303)  $7.18 -  $ 9.07          8.82
  Expired                                         (466)           $15.42         15.42
                                              --------
Outstanding at December 31, 1996               341,396   $7.18 -  $16.67         12.73
                                              ========

   The following table summarizes stock options outstanding at December 31, 1996:

                            Number of Options  Weighted Average Remaining  Weighted Average
   Range of Exercise Price    Outstanding          Contractural Life        Exercise Price
   -----------------------    -----------          -----------------        --------------
         7.18 -  7.90           76,464                      5                        7.35
        12.38 - 16.67          264,932                      9                       14.28
                               -------                      -                       -----
                               341,396                      8                       12.73
                               =======                      =                       =====

   Under the 1995 Plan, the nonqualified options expire ten years and ten days after the date of grant, unless terminated earlier under the option terms. The incentive options expire ten years after the date of grant, unless terminated earlier under the option terms. Under the 1985 Plan, all options expire in the year 2001. All options are exercisable at December 31, 1996.

   The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. This method calculates compensation expense using the intrinsic value method which recognizes as expense the difference between the market value of the stock and the exercise price at grant date. The Company has not recognized any compensation expense under this method. In the year ending December 31, 1996, the Company adopted the reporting disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation which requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25.

   Had compensation cost for the Company's two stock option plans been determined based on the fair value at the dates of awards under those plans consistent with the method of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                                 1996              1995
                                                                                 ----              ----
Net income:                                           As reported            $ 3,012,643        $ 2,818,670
                                                      Pro forma              $ 2,461,089        $ 2,370,020

Net income per common and common equivalent share:
  Primary                                             As reported            $      1.58        $      1.52
                                                      Pro forma              $      1.29        $      1.28

  Fully diluted                                       As reported            $      1.56        $      1.52
                                                      Pro forma              $      1.27        $      1.28

   Significant assumptions used to calculate the above fair value of the awards are as follows:

                                                     1996          1995
                                                     ----          ----
         Risk free interest rate of return           6.44%         5.65%
         Expected option life                      60 months     60 months
         Expected volatility                          14%           15%
         Expected dividends                            0             0

12. BENEFITS

   During 1996, the Company established a 401(k) Savings Plan (the "401(k) Plan") for all qualified employees. Substantially all employees are eligible to participate in the 401(k) Plan following completion of one year of service and attaining age 21. Vesting in the Company's contribution accrues over four years at 25% each year. Pursuant to the 401(k) Plan, employees can contribute up to 15% of their compensation to a maximum of $9,500 in 1996. The Company contributes 50% of the employee contribution, up to 6% of compensation. The Company's contribution to the 401(k) Plan was $85,722 for the year ended December 31, 1996. The Company paid $4,861 during 1996 to administer the 401(k) Plan.

13. COMMITMENTS AND CONTINGENT LIABILITIES

   The Company, from time to time, may be a defendant in legal proceedings related to the conduct of its business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

   In the normal course of business, the Bank has various commitments and contingent liabilities, such as customers' letters of credit (including standby letters of credit of $9,663,853 and $6,196,871 at December 31, 1996 and 1995, respectively), which are not reflected in the accompanying financial statements. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the judgment of management, the financial position of the Company will not be affected materially by the final outcome of any contingent liabilities and commitments.

   Office space and branch facilities are leased from a company affiliated with the chairman under separate agreements with the Company. The leases, which expire in the year 2012, provide for a combined annual rental of $286,641 with annual increases based on increases in the Consumer Price Index.

   In February 1985, the Bank entered into an agreement with a partnership comprised of directors and shareholders of the Bank to lease an office building for an initial term of 10 years with three renewal options of five years each, requiring annual rentals of $96,000 in addition to real estate taxes during the extension periods. The Bank has exercised its first five-year renewal option. The Bank subleases a portion of the office building.

   Future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1996:

           1997                                      $            455,966
           1998                                                   421,371
           1999                                                   415,041
           2000                                                   327,041
           2001                                                   319,041
           Thereafter                                           3,214,623
                                                     --------------------
                                                     $          5,153,083
                                                     ====================

   Rental expense included in occupancy expense for all operating leases was $516,526, $510,285 and $390,157 for 1996, 1995 and 1994, respectively.

14. INCOME TAXES

   The income tax provision consists of the following:

                        1996                1995                1994

    Current         $ 1,509,401         $ 1,167,398         $   968,970
    Deferred           (147,401)            (27,398)           (193,836)
                    -----------         -----------         -----------
    Total           $ 1,362,000         $ 1,140,000         $   775,134
                    ===========         ===========         ===========




   Items that gave rise to significant portions of the deferred tax accounts at December 31, 1996 and 1995 are as follows:

                                                     1996          1995

   Deferred tax asset:
     Allowance for loan losses                  $   590,257    $   427,997
     Deferred loan fees                              63,900         89,012
     Other real estate                               73,344         89,324
     Goodwill amortization                           72,150         20,358
     Unrealized loss on investment securities       503,885
     Other                                           51,274         62,229
                                                -----------    -----------
   Total deferred tax asset                       1,354,810        688,920

   Deferred tax liability:
     Property                                      (284,275)      (269,671)
     Unrealized gain on investment securities                     (214,080)
                                                -----------    -----------
   Total deferred tax liability                    (284,275)      (483,751)
                                                -----------    -----------
   Net deferred tax asset                       $ 1,070,535    $   205,169
                                                ===========    ===========

   The provision for federal income taxes in 1996, 1995 and 1994, differs from that completed at the statutory rate as follows:


                                                 Year Ended December 31,
                                      ------------------------------------------
                                          1996           1995           1994
Tax computed at the statutory rate    $ 1,487,379    $ 1,345,948    $   889,028
Increase in charge resulting from:
  State tax, net of federal benefit                                      33,785
  Goodwill amortization                    57,327         57,160         43,464
  Tax exempt interest (net)              (340,896)      (157,940)       (72,009)
  Other, net                              158,190       (105,168)      (119,134)
                                      -----------    -----------    -----------
                                      $ 1,362,000    $ 1,140,000    $   775,134
                                      ===========    ===========    ===========

15. EARNINGS PER SHARE

   Earnings per common share and common equivalent share is computed by dividing the net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Stock options granted and outstanding have been considered to be the equivalent of common stock from the time of issuance. The number of common shares was increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options (treasury stock method); those purchases were assumed to have been made at the estimated market price of the common stock, but not to exceed twenty percent of the outstanding shares. The market price of common shares is based either on an independent valuation of the Company's shares or on the price received on shares sold on or near the reporting dates. Retroactive recognition has been given to market values, common stock and common stock equivalents outstanding for periods prior to the date of the Company's stock dividend.

                                                                                                   For the Years Ended
                                                                                                       December 31,
                                                                               -----------------------------------------------------
                                                                                             1996          1995         1994
Assumptions:
  Net income for the period                                                                $3,012,643   $2,818,670   $1,839,655
  Average common shares outstanding                                                         1,797,900    1,720,295    1,200,503
  Dilutive options outstanding to purchase equivalent shares                                  341,396      343,241      271,779
  Average exercise price per share                                                         $    12.73   $    10.12   $     8.08
  Estimated average market value per common share - for primary computation                $    18.84   $    16.19   $    12.38
  Estimated period-end market value per common share - for fully diluted computation       $    21.00   $    16.19   $    12.38

Computation:

  Application of assumed proceeds:
    Towards repurchase of outstanding common shares of applicable market value             $4,346,654   $3,471,962   $2,196,232

  Adjustment of shares outstanding - primary:
    Actual average shares                                                                   1,797,900    1,720,295    1,200,503
    Net additional shares issuable                                                            110,656      128,796       94,391
                                                                                            ---------    ---------    ---------
    Adjusted shares outstanding                                                             1,908,556    1,849,091    1,294,894
                                                                                            =========    =========    =========
  Adjustment of shares outstanding - fully diluted:
    Actual average shares                                                                   1,797,900    1,720,295    1,200,503
    Net additional shares issuable                                                            134,412      128,796       94,391
                                                                                            ---------    ---------    ---------
    Adjusted shares outstanding                                                             1,932,312    1,849,091    1,294,894
                                                                                            =========    =========    =========
  Earnings per common and common equivalent share

    Primary                                                                                $     1.58   $     1.52   $     1.42

    Fully diluted                                                                          $     1.56   $     1.52   $     1.42




16. REGULATORY MATTERS

   The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Permission from the Office of the Comptroller of the Currency ("OCC") is required if the total of dividends declared in a calendar year exceeds the total of the Bank's net profits, as defined by the Comptroller, for that year, combined with its retained net profits of the two preceding years. At December 31, 1996 such amounts are $7,670,968.

   The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory --and possibly additional discretionary -- actions by regulators, that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all applicable capital adequacy requirements.

   The most recent notification from the OCC (as of March 31, 1996) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum Tier 1 Capital, Total Risk-Based Capital and Leverage Ratios as set forth in the table. Since the most recent notification from the OCC, the Bank received additional capital from the Company. As a result, management believes that the Bank would be considered well-capitalized by the OCC at December 31, 1996. The Bank's actual capital amounts and ratios are also in the table below:


                                                                                                                 To Be
                                                                                                           Well Capitalized
                                                                                 Required for                 Under Prompt
                                                                               Capital Adequacy            Corrective Action
                                                    Actual                         Purposes                   Provisions
                                               -------------------------------------------------------------------------------
                                                   Amount      Ratio           Amount         Ratio       Amount        Ratio
                                                   ------      -----           ------         -----       ------        -----

At December 31, 1996
  Tier 1 Risk-Based Capital                    $ 28,907,862     9.34%       $ 12,380,480      8.00%     $ 18,570,720     6.00%
  Total Risk-Based Capital                       31,503,174    10.18%         24,760,960      8.00%       30,951,200    10.00%
  Leverage                                       28,907,862     6.81%         16,974,791      4.00%       21,218,489     5.00%


At December 31, 1995
  Tier 1 Risk-Based Capital                    $ 18,063,305     8.26%       $  8,750,160      4.00%     $ 13,125,240     6.00%
  Total Risk-Based Capital                       20,127,945     9.20%         17,500,320      8.00%       21,875,400    10.00%
  Leverage                                       18,063,305     5.61%         12,869,123      4.00%       16,086,404     5.00%


   The Company's tier 1 risk-based capital, total risk-based capital, and leverage capital are 7.44%, 8.28%, and 5.43% at December 31, 1996 and 8.67%, 9.64%, and 5.74% at December 31, 1995.

   Under the framework, an adequately capitalized bank's capital levels will not allow the Bank to accept brokered deposits without prior approval from regulators.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                     December 31, 1996                            December 31,1995
                                        -----------------------------------------------------------------------------------
                                                                    Estimated                                   Estimated
                                               Carrying                Fair                Carrying                Fair
                                                Amount                 Value                 Amount                Value

Assets:
  Cash and cash equivalents             $     21,806,758       $     21,806,758       $     17,242,366    $     17,242,366
  Investment securities                       95,581,384             95,581,384            147,008,896         147,008,896
  Loans receivable                           295,500,668            293,777,592            183,633,631         187,037,088
Liabilities:
  Demand deposits                            133,624,391            133,624,391            128,802,293         128,802,293
  Savings deposits                            63,506,894             63,506,894             66,970,293          66,970,293
  Certificates of deposit                    188,855,620            191,448,487            139,475,210         140,877,573
  Federal Home Loan Bank                      10,000,000             10,000,000              8,000,000           8,000,000
Advances
  Loan payable                                 6,000,000              6,000,000                      0                   0
  Repurchase agreements                        5,253,048              5,253,048                      0                   0



   Cash and cash equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

   Investment securities - For investment securities, fair values are based on quoted market prices, dealer quotes and prices obtained from independent pricing services.

   Loans receivable - The fair value was estimated by discounting approximate cash flows of the portfolio to achieve a current market yield.

   Demand deposits, savings deposits, certificates of deposit and advances from the Federal Home Loan Bank - The fair value of demand deposits, savings deposits and advances from the Federal Home Loan Bank is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using rates currently offered for deposits and advances of similar remaining maturities.

   Loan payable - The fair value of the loan payable is estimated to be the amount outstanding at the reporting date. The interest rate on the loan adjusts with changes in the prime lending rate.

   Repurchase agreements - Securities sold under agreements to repurchase are overnight transactions, therefore the carrying amount is a reasonable estimate of fair value.

   Commitments to extend credit and letters of credit - The majority of the Bank's commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

   No adjustment was made to the entry-value interest rates for changes in credit performing commercial loans and real estate loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates along with the general reserves applicable to the performing commercial and real estate loan portfolios for which there are no known credit concerns result in a fair valuation of such loans on an entry-value basis.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 1996 and 1995, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

18. INTEREST RATE RISK

   The Company's exposure to interest rate risk results from the difference in maturities on interest-bearing liabilities and interest-earning assets and the volatility of interest rates. Because the Company's assets have a shorter maturity than its liabilities, the Company's earnings will tend to be negatively affected during periods of declining interest rates. Conversely, this mismatch should benefit the Company during periods of rising interest rates. Management monitors the relationship between the interest rate sensitivity of the Company's assets and liabilities.

19. PENDING ACQUISITIONS (UNAUDITED)

   On December 19, 1996, the Bank entered into a purchase and assumption agreement with First Union National Bank ("First Union"), whereby the Bank will assume certain deposits liabilities of four branch offices from First Union. At December 31, 1996, the branches had deposits of approximately $73 million. In addition, the Bank will acquire approximately $2.5 million of loans as well as property and equipment pertaining to the branches. The Bank has agreed to pay First Union a premium of approximately $5.9 million. The transaction is expected to be completed in the second quarter of 1997. The agreement is subject to regulatory approval.

   In addition, the Bank entered into a purchase and assumption agreement with Oritani Savings Bank, SLA ("Oritani"), whereby the Bank will assume certain deposit liabilities of three branch offices from Oritani. At December 31, 1996, the branches had deposits of approximately $33 million. In addition, the Bank will acquire property and equipment pertaining to the branches. The Bank has agreed to pay Oritani a premium of approximately $2.1 million. The transaction is expected to be completed in the third quarter of 1997. The agreement is subject to regulatory approval.

20. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed Statements of Financial Condition                 December 31,
                                                  ------------------------------
                                                        1996            1995
Assets
Cash                                              $     27,187    $    159,205
Investments in subsidiaries                         33,294,851      24,463,659
Office property and equipment                                            9,756
Accrued interest and other assets                       95,417          38,176
                                                  ------------    ------------
Total                                             $ 33,417,455    $ 24,670,796
                                                  ============    ============

Liabilities and Shareholders' Equity
Loans Payable                                     $  6,000,000
Accrued interest payable                                 2,879
Shareholders' Equity                                27,414,576    $ 24,670,796
                                                  ------------    ------------
Total                                             $ 33,417,455    $ 24,670,796
                                                  ============    ============



Condensed Statements of Income                              Years Ended December 31,
                                                  --------------------------------------------
                                                          1996            1995            1994

Net interest (expense)                            $     (1,888)                   $    (27,045)
Other income                                            15,909    $     12,278           7,200
Expenses                                               (16,271)        (27,025)         (8,090)
                                                  ------------    ------------    ------------

(Loss) before equity in undistributed
  income of subsidiaries and income tax expense         (2,250)        (14,747)        (27,935)
Equity in undistributed income of subsidiaries       3,014,893       2,833,417       1,877,590
Income tax expense                                                                     (10,000)
                                                  ------------    ------------    ------------
Net income                                        $  3,012,643    $  2,818,670    $  1,839,655
                                                  ============    ============    ============

Condensed Statements of Cash Flows                                                  Year Ended December 31,
                                                                      ---------------------------------------------------
                                                                             1996             1995            1994
Operating activities:
  Net income                                                              $   3,012,643    $   2,818,670   $   1,839,655
  Adjustments to reconcile net income to
    net cash (used in) provided by operating activities:
    Depreciation and amortization                                                 9,756            8,360           4,486
    Undistributed income of subsidiaries                                     (3,014,893)      (2,833,417)     (1,877,590)
    Tax benefit from exercise of non-qualified stock options (net)             (110,000)
    Changes in assets and liabilities which provided (used) cash:
      Accrued interest and other assets                                         (57,241)           9,665          (9,701)
      Accounts payable and accrued expenses                                       2,879
                                                                          -------------    -------------   -------------
             Net cash provided by (used in) operating activities               (156,856)           3,278         (43,150)
                                                                          -------------    -------------   -------------
Investing activities:
  Proceeds from maturities of investment securities                                                            2,000,000
  Purchase price of acquisitions, net of cash received                                                        (7,801,950)
  Exercise of stock options                                                   1,126,984          605,358           3,393
  Payment for fractional interest resulting from stock dividend                  (2,146)
  Purchase of bank properties and equipment                                                                      (20,904)
  Dividend from subsidiary                                                                                     1,400,000
  Advances to subsidiary                                                     (7,100,000)      (1,700,000)     (1,200,000)
                                                                          -------------    -------------   -------------

           Net cash used in investing activities                             (5,975,162)      (1,094,642)     (5,619,461)
                                                                          -------------    -------------   -------------
Financing activities:
  Net borrowings under line of credit agreement                               6,000,000                        4,500,000
  Repayments of short-term borrowings                                                                         (4,500,000)
  Proceeds from issuance of common stock                                                         260,000       6,421,877
                                                                          -------------    -------------   -------------
           Net cash provided by financing activities                          6,000,000          260,000       6,421,877
                                                                          -------------    -------------   -------------
(Decrease) increase in cash                                                    (132,018)        (831,364)        759,266
Cash, beginning of year                                                         159,205          990,569         231,303
                                                                          -------------    -------------   -------------

 Cash, end of year                                                        $      27,187    $     159,205   $     990,569
                                                                          ==============   =============   =============


21. SUBSEQUENT EVENT

   In February 1997, the Company intends to create a special purpose subsidiary to issue approximately $25 million of trust preferred securities. The proceeds from the sale of these securities are intended to purchase junior subordinated notes issued by the Company. The proceeds received by the Company from the sale of the junior subordinated notes are expected to be used to increase its capital to support recent and pending acquisitions and for other general corporate purposes.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

      Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

      The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the "Proxy Statement".

Item 11.  Executive Compensation
--------------------------------

      The information contained in the section captioned "Director and Executive
Officer   Compensation"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      (a)   Security Ownership of Certain Beneficial Owners

            Information required by this item is incorporated herein by reference to the first chart in the section captioned "Proposal I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information required by this item is incorporated herein by reference to the first chart in the section captioned "Proposal I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

      (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:


         Report of Independent Auditors.....................................30

         Consolidated Statements of Financial Condition.....................32

         Consolidated Statements of Income..................................33

         Consolidated Statements of Stockholders' Equity....................34

         Consolidated Statements of Cash Flows..............................35

         Notes to Consolidated Financial Statements.........................36

         There are no financial statements schedules that are required to be included in Part II, Item 8.

          (b) A Form 8-K was filed on December 31, 1996 in connection with a Purchase and Assumption Agreement with First Union National Bank, Avondale, Pennsylvania.

                   A Form 8-K was filed on February 27, 1997 in connection with a Purchase and Deposit Assumption Agreement with Oritani Savings Bank, SLA, Hackensack, New Jersey.

          (c)      Exhibits

         The following Exhibits are filed as part of this report:

                   3(i)    Certificate of Incorporation of Sun Bancorp, Inc. *

                   3(ii)   Bylaws of Sun Bancorp, Inc. *

                  10.1     1995 Stock Option Plan *

                  10.2     Employment Agreement with Adolph F. Calovi**

                  21       Subsidiaries of the Registrant

                  27       Financial Data Schedule ***
_____________________
*        Incorporated by reference to the Form 10 (File No. 0-20957).
**       Incorporated by reference to the Form S-1/A (File No. 333-21903)
***      Electronic data filing only.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 25, 1997.

                            SUN BANCORP, INC.


                            By:  Adolph F. Calovi
                                 -----------------------------------------------
                                 Adolph F. Calovi
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)


      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 1997.


/s/Adolph F. Calovi                       /s/Philip W. Koebig, III
----------------------------------        --------------------------------------
Adolph F. Calovi                          Philip W. Koebig, III
President, Chief Executive Officer        Executive Vice President and Director
and Director                              (Principal Financial Officer)
(Principal Executive Officer)


/s/Bernard A. Brown                       /s/Sidney R. Brown
----------------------------------        --------------------------------------
Bernard A. Brown                          Sidney R. Brown
Chairman of the Board and Director        Secretary, Treasurer and Director


/s/Peter Galetto, Jr.                     /s/Anne E. Koons
----------------------------------        --------------------------------------
Peter Galetto, Jr.                        Anne E. Koons
Director                                  Director


/s/Robert F. Mack
----------------------------------
Robert F. Mack
Senior Vice President
(Principal Accounting Officer)