Form 10-Q
period 1997-03-31
SUN BANCORP INC /NJ/
filed 1997-05-12
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March  31, 1997
                                                -----------------

                                       OR
[   ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                                -------------------    -----------------------
Commission file number                   0 - 20957
                          -----------------------------------------------------

                                SUN BANCORP, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                      52-1382541
     ---------------------------------------------           -----------------
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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       X         No
                                                 -------           ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


$ 1.00 Par Value Common Stock                       1,852,906                  May 10, 1997
-----------------------------                       ---------               ---------------
           Class                          Number of shares outstanding            Date



SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                              March 31,         December 31,
                                                                                 1997               1996
                                                                                 ----               ----
                                                                             (Unaudited)
ASSETS

Cash and due from banks                                                    $  18,172,212       $  17,006,758
Federal funds sold                                                                     -           4,800,000
                                                                           -------------       -------------
  Cash and cash equivalents                                                   18,172,212          21,806,758
Investment securities available for sale (amortized cost -
  $97,758,919; 1997 and $97,063,398; 1996)                                    95,135,252          95,581,384
Loans receivable (net of allowance for loan losses -
  $2,966,948; 1997, and $2,595,312; 1996)                                    319,698,907         295,500,668
Bank properties and equipment                                                 12,264,214          12,222,507
Real estate owned, net                                                           537,650             755,628
Accrued interest receivable                                                    3,686,943           2,850,399
Excess of cost over fair value of assets acquired                              5,158,554           5,365,218
Deferred taxes                                                                 1,633,697           1,070,535
Other assets                                                                   2,763,780           1,641,959
                                                                           -------------       -------------

TOTAL                                                                      $ 459,051,209       $ 436,795,056
                                                                           =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                    $371,265,863        $385,986,905
Advances from the Federal Home Loan Bank                                      16,798,305          10,000,000
Loan payable                                                                                       6,000,000
Federal funds purchased                                                       10,000,000
Securities sold under agreements to repurchase                                 6,679,416           5,253,048
Other liabilities                                                              1,937,743           2,140,527
                                                                           -------------       -------------
  Total liabilities                                                          406,681,327         409,380,480
                                                                           -------------       -------------


Guaranteed preferred beneficial interest in subordinated debt                 25,000,000

SHAREHOLDERS' EQUITY
Preferred stock, none issued                                                           -                   -
Common stock, $1 par value, 10,000,000 shares authorized,
  issued and outstanding: 1,851,260 in 1997; and 1,848,929 in 1996;            1,851,260           1,848,929
Surplus                                                                       18,151,588          18,124,359
Retained earnings                                                              9,098,654           8,419,417
Net unrealized loss on securities available for sale, net of income taxes     (1,731,620)           (978,129)
                                                                           -------------       -------------

  Total shareholders' equity                                                  27,369,882          27,414,576
                                                                           -------------       -------------


TOTAL                                                                      $ 459,051,209       $ 436,795,056
                                                                           =============       =============


--------------------------------------------------------------------------------
    See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                     For the Three Months
                                                                                          Ended March 31,
                                                                                          ---------------
                                                                                       1997               1996
                                                                                       ----               ----
                                                                                             (Unaudited)
INTEREST INCOME:
  Interest and fees on loans                                                        $6,922,049        $4,562,619
  Interest on investment securities                                                  1,329,573         1,860,781
  Interest on federal funds sold                                                           867            30,313
                                                                                    ----------        ----------
    Total interest income                                                            8,252,489         6,453,713
                                                                                    ----------        ----------

INTEREST EXPENSE:
  Interest on deposits                                                               3,192,527         2,555,989
  Interest on short-term funds borrowed                                                433,238            40,978
  Interest on guaranteed preferred beneficial interest in subordinated debt             97,225                 -
                                                                                    ----------        ----------
    Total interest expense                                                           3,722,990         2,596,967
                                                                                    ----------        ----------

    Net interest income                                                              4,529,499         3,856,746

PROVISION FOR LOAN  LOSSES                                                             420,000           225,000
                                                                                    ----------        ----------
    Net interest income after provision for loan losses                              4,109,499         3,631,746
                                                                                    ----------        ----------

OTHER INCOME:
  Service charges on deposit accounts                                                  318,159           240,767
  Other service charges                                                                 16,878            18,004
  Gain on sale of fixed assets                                                           1,200            11,529
  Gain on sale of investment securities                                                  5,303           159,804
  Other                                                                                 66,057            72,210
                                                                                    ----------        ----------
    Total other income                                                                 407,597           502,314
                                                                                    ----------        ----------

OTHER EXPENSES:
  Salaries and employee benefits                                                     1,746,802         1,496,645
  Occupancy expense                                                                    349,358           395,005
  Equipment expense                                                                    238,464           170,456
  Professional fees and services                                                        56,692            74,897
  Data processing expense                                                              386,087           251,136
  Amortization of excess of cost over
   fair value of assets acquired                                                       206,664           206,675
  Postage and supplies                                                                  84,621           131,479
  Insurance                                                                             76,369            32,714
  Other                                                                                427,802           370,493
                                                                                    ----------        ----------
    Total other expenses                                                             3,572,859         3,129,500
                                                                                    ----------        ----------

INCOME BEFORE INCOME TAXES                                                             944,237         1,004,560

INCOME TAXES                                                                           265,000           336,000
                                                                                    ----------        ----------

NET INCOME                                                                          $  679,237        $  668,560
                                                                                    ==========        ==========

Earnings per common and common equivalent share
    Net income                                                                      $     0.35        $     0.38
                                                                                    ==========        ==========

Earnings per common share - assuming full dilution
    Net income                                                                  $        0.34     $        0.38
                                                                                    ==========        ==========


--------------------------------------------------------------------------------
     See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          For the Three Months Ended
                                                                                                              Ended March 31,
                                                                                                              ---------------
                                                                                                           1997            1996
                                                                                                           ----            ----
                                                                                                              (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                                          $    679,237    $    668,560
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Provision for loan losses                                                                              420,000         225,000
    Depreciation and amortization                                                                          136,581         114,405
    Amortization of excess cost over fair value of assets acquired                                         206,664         206,675
    Gain on sale of investment securities available for sale                                                (5,303)       (159,804)
    Gain on sale of bank properties and equipment                                                           (1,200)        (11,529)
    Deferred income taxes                                                                                 (175,000)         72,915
    Change in assets and liabilities which (used) cash:
      Accrued interest and other assets                                                                 (1,958,365)       (615,873)
      Accounts payable and accrued expenses                                                               (202,784)        (90,672)
                                                                                                      ------------    ------------
        Net cash (used in) provided by operating activities                                               (900,170)        409,677
                                                                                                      ------------    ------------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                                 (2,584,787)    (99,464,583)
  Proceeds from maturities of investment securities available for sale                                         553      41,671,494
  Proceeds from sale of investment securities available for sale                                         1,894,015      21,992,393
  Proceeds from sale of mortgage-backed securities available for sale                                                   50,850,000
  Net increase in loans                                                                                (24,618,239)    (18,062,272)
  Purchase of bank properties and equipment                                                               (178,288)        (53,012)
  Proceeds from sale of bank properties and equipment                                                        1,200          11,529
  Proceeds from guaranteed preferred beneficial interest in subordinated debt                           25,000,000
  Decrease in real estate owned, net                                                                       217,978         198,802
                                                                                                      ------------    ------------
        Net cash used in investing activities                                                             (267,568)     (2,855,649)
                                                                                                      ------------    ------------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                                  (14,721,042)     15,826,781
  Net borrowings under line of credit and repurchase agreements                                         18,224,674         462,305
  Principal payments on borrowed funds                                                                  (6,000,000)     (8,000,000)
  Proceeds from exercise of stock options                                                                   29,560               -
                                                                                                      ------------    ------------
        Net cash (used in) provided by financing activities                                             (2,466,808)      8,289,086
                                                                                                      ------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                    (3,634,546)      5,843,114
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                          21,806,758      17,242,366
                                                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                              $ 18,172,212    $ 23,085,480
                                                                                                      ============    ============


--------------------------------------------------------------------------------
    See notes to consolidated financial statements

                                SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)        Summary of Significant Accounting Policies

           Basis of Financial Statement Presentation

           The audited and unaudited consolidated financial statements contained herein for Sun Bancorp, Inc. (the "Company") include the accounts of Sun Bancorp, Inc. and its wholly-owned subsidiaries, Sun Capital Trust (the "Trust"), Sun National Bank (the "Bank") and the Bank's wholly-owned subsidiary, Med-Vine, Inc. All significant inter-company balances and transactions have been eliminated.

           The accompanying  consolidated  financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 1996. The results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.


(2)        Loans

           The components of loans as of March 31, 1997 and December 31, 1996 were as follows:

                                                             March 31, 1997          December 31, 1996
                                                               (Unaudited)
             Commercial and industrial                       $  246,158,041             $  223,116,474
             Real estate-residential mortgages                   54,396,857                 53,846,436
             Installment                                         22,110,957                 21,133,070
                                                             --------------             --------------
               Total gross loans                                322,665,855                298,095,980
             Allowance for loan losses                           (2,966,948)                (2,595,312)
                                                             --------------             --------------
               Net Loans                                     $  319,698,907             $  295,500,668
                                                             ==============             ==============

             Non-accrual loans                               $    1,359,836             $    1,277,208
                                                             --------------             --------------

(3)        Allowance For Loan Losses

           Changes in the allowance for loan losses were as follows:

                                                    For the three month
                                                       period ended              For the year ended
                                                       March 31, 1997             December 31, 1996
                                                         (Unaudited)
             Balance, beginning of period               $  2,595,312               $  2,064,640
             Charge-offs                                  (  54 ,127)                  (400,387)
             Recoveries                                        5,763                     31,059
                                                        ------------                -----------
                Net charge-offs                           (   48,364)                  (369,328)
             Provision for loan losses                       420,000                    900,000
                                                        ------------                -----------
             Balance, end of period                     $  2,966,948                $ 2,595,312
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

                                                                        March 31, 1997       December 31, 1996
                                                                          (Unaudited)
             Impaired loans with related reserve for loan
               losses calculated under SFAS No. 114                                 --                    --
             Impaired loans with no related reserve for loan
               losses calculated under SFAS No. 114                       $    455,137            $  584,114
                                                                          ------------            ----------
             Total impaired loans                                         $    455,137            $  584,114
                                                                          ============            ==========


                                                                          For the three months    For the year ended
                                                                          ended March 31, 1997    December 31, 1996
                                                                               (Unaudited)

             Average impaired loans                                            $  464,095           $   596,519
             Interest income recognized on impaired loans                              --           $    18,284
             Cash basis interest income recognized on impaired loans           $   31,615           $    15,414

(4)        Deposits

           Deposits consist of the following major classifications:

                                                                March 31, 1996            December 31, 1996
                                                                   (Unaudited)
             Demand deposits                                     $  124,748,768             $  133,624,391
             Savings deposits                                        61,505,074                 63,506,894
             Time certificates under $100,000                       152,784,438                151,615,202
             Time certificates $100,000 or more                      32,227,583                 37,240,418
                                                                 --------------             --------------
               Total                                             $  371,265,863             $  385,986,905
                                                                 ==============             ==============

           Of the total demand deposits, approximately, $75,100,000 (unaudited) and $76,500,000 are non-interest bearing at March 31, 1997 and December 31, 1996.




(5)        Guaranteed Preferred Beneficial Interest in Subordinated Debt

           On March 17, 1997, Sun Capital Trust (the "Trust"), a statutory business trust created under Delaware law that is a subsidiary of the Company, issued $25 million, 9.85% Preferred Securities ("Preferred Securities") with a stated value and liquidation preference of $25 per share. This Trust's obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Preferred Securities of the Trust were utilized by the Trust to invest in $25 million of 9.85% Junior Subordinated Debentures (the "Debentures") of the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Debentures prior to the maturity date of March 31, 2027, on or after March 31, 2002, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. Under the occurrence of certain events, the Company may redeem in whole, but not in part, the Debentures prior to March 31, 2002. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed.

           On April 9, 1997, the underwriters for the Preferred Securities exercised their right to purchase an additional $3,750,000 of the Preferred Securities on the same terms as the original issuance to cover over-allotments. The proceeds from the sale of the Preferred Securities were utilized by the Trust to invest in $3,750,000 of Debentures of the Company.

           On April 10, 1997, on behalf of the Trust, the Company requested relief from the Office of Chief Counsel of the Division of
           Corporation Finance of the Securities and Exchange Commission, exempting the Trust from the reporting requirements of the Securities Exchange Act of 1934. The Trust is a wholly-owned subsidiary of the Company, has no independent operations and issued securities that contained a full and unconditional guarantee of its parent, the Company.

(6)        Earnings Per Share

           Earnings per share were calculated as follows:

                                                                 PRIMARY                                 FULLY DILUTED
                                                      For the Three Month Periods Ended          For the Three Month Periods Ended
                                                                 March 31,                                  March 31,
                                                                 ---------                                  ---------
                                                         1997                1996                 1997                  1996
                                                         ----                ----                 ----                  ----
Assumptions:
  Net income for the period                         $    679,235        $    668,560          $    679,235          $    668,560
  Average common shares outstanding                    1,850,562           1,651,175             1,850,562             1,651,175
  Dilutive options outstanding to purchase
   equivalent shares                                     235,640             326,455               235,640               326,455
  Average exercise price per share                  $      11.00        $      10.61          $      11.00          $      10.61
  Estimated market value per common share
    to be used                                      $      21.88        $      17.00          $      22.75          $      17.00
Computations:
  Application of assumed proceeds:
  Towards repurchase of outstanding
    common shares at applicable market value        $  2,592,983        $  3,464,993          $  2,592,983          $  3,464,993
 Adjustment of shares outstanding:
  Actual average shares outstanding                    1,850,562           1,651,175             1,850,562             1,651,175
  Net additional shares issuable                         117,131             122,632               121,663               122,632
                                                    ------------        ------------          ------------          ------------
  Adjusted shares outstanding                          1,967,692           1,773,807             1,972,224             1,773,807
                                                    ============        ============          ============          ============

 Earnings per share:                                $       0.35        $       0.38          $       0.34          $       0.38
                                                    ============        ============          ============          ============


           In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. This statement, which is effective for fiscal years ending after December 15, 1997, will require an institution to change the method by which it calculates its earnings per share. Earlier application of this statement is not permitted, however, pro forma earnings per share amounts computed using SFAS No. 128 is permitted.

           The following pro forma information reflects the Company's earnings per share calculation as if this statement was implemented:

                                               For the Three Month Periods Ended
                                                           March 31,
                                                  1997                   1996
                                                  ----                   ----

  Earnings per share:                            $  0.37               $  0.40
                                                 =======               =======
  Earnings per share - assuming dilution         $  0.35               $  0.38
                                                 =======               =======

Item 2:
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

           Total Assets at March 31, 1997 increased by $22.3 million to $459.1 million as compared to $436.8 million at December 31, 1996, representing growth of about 5.1%. The increase was due to $24.2 million in loan growth, primarily commercial loans, offset by a $4.8 million decrease in federal funds sold. The increase in total assets was funded by an increase of $10.0 million in federal funds purchased, $1.4 million of securities sold under agreements to repurchase, $6.8 million in advances from the Federal Home Loan Bank and the issuance of $25 million of trust preferred securities. Deposit accounts decreased approximately $14.7 million or 3.8% from $386.0 million at December 31, 1996 to $371.3 million at March 31, 1997. The decrease was a result of decreases in demand deposits of $8.9 million, savings deposits of $2.0 million and time certificates of deposit of $100,000 or more of $5.0 million. These decreases were offset by an increase in time certificates under $100,000 of $1.2 million. Of the demand deposit decrease, $2.0 million was as a result of lower outstanding balances of official checks (such as Cashier's checks, money orders, certified checks) and $5.1 million was from lower checking account balances of individuals, partnerships and corporations. The decrease in certificates of deposit over $100,000 was a result of increased competition for municipal deposit funds which priced those deposits higher than the Company's alternative sources of funds.

           At March 31, 1997, the $6.0 million loan payable at December 31, 1996 was repaid with a portion of the proceeds received from the sale of the Junior Subordinated Debentures to the Company's subsidiary, Sun Capital Trust.

           Total capital decreased $45,000 from December 31, 1996 to March 31, 1997. The decrease resulted from an increase in unrealized losses on securities available for sale, net of income taxes, of $753,000 partially offset by the Company's three month earnings of $679,000 and exercises of stock options of $30,000.

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

           The Company has experienced a significant increase in commercial loan demand and expects such demand to continue for the remainder of the current fiscal year. Management has demonstrated the ability to meet this increased need for funds by attracting higher levels of time deposits, engaging in repurchase agreements, raising capital and utilizing its lines of credit with other financial institutions. It also has the ability to liquidate portions of its investment portfolio.

           The increase of commercial loans has the effect of lowering the Company's risk-based capital ratios. In general, commercial loans are categorized as having a 100% risk-weighting using the calculations required by the Company's regulators. Until its recent issuance of Trust Preferred Securities, the rate at which commercial loans have grown has outpaced the growth rate of the Company's capital.

           Because management intends to maintain risk-based capital levels that are acceptable to its regulators, it issued $25 million of Trust Preferred Securities during the quarter. The Federal Reserve Board recognizes Trust Preferred Securities to comprise up to 25% of the Company's Tier 1 capital. The Company raised more than the amount allowed as Tier 1 capital. As a result, as the Company's Tier 1 capital increases  from  earnings,  additional  Tier 1  capital  will  accrete  into the calculation from the Trust Preferred Securities that do not now so qualify. Management monitors the Company's capital levels, and when appropriate, will recommend additional capital raising efforts to the Company's board of directors.


Comparison of Operating Results for the Three Months Ended March 31, 1997 and 1996.

           General. Net income increased by $10,000 for the three months ended March 31, 1997 to $679,000 from $669,000 for the three months ended March 31, 1996. Net interest income increased $673,000 and the provision for loan losses increased $195,000 for the three months ended March 31, 1997 compared to the same period in 1996. Other income decreased by $94,000 to $408,000 for the three months ended March 31, 1997 as compared to $502,000 for the three months ended March 31, 1996. Other expenses increased by $443,000 to $3.6 million for the three months ended March 31, 1997 as compared to $3.1 million for the three months ended March 31, 1996.

           Net Interest Income. The increase in net interest income was due to a $1.8 million increase in interest income partially offset by a $1.1 million increase in interest expense.

           Interest Income. Interest income for the three months ended March 31, 1997 increased approximately $1.8 million , or 27.9%, from $6.5 million for the same period in 1996 to $8.3 million in 1997. The increase was primarily the result of an increase of $2.4 in interest and fees on loans due to the $118.4 million in loan growth from March 31, 1996, primarily from commercial loans.

           Interest Expense. Interest expense for the three months ended March 31, 1997 increased approximately $1.1 million, or 43.4%, from $2.6 million for the same period in 1996 to $3.7 million in 1997. This increase was primarily due to a $637,000 increase in interest on deposit accounts resulting from a $20.2 million increase in deposits from March 31, 1996; and a $392,000 increase in interest on short-term funds borrowed resulting from an increase of $33.4 million in borrowed funds from March 31, 1996.

           On March 17, 1997 the Company's subsidiary, Sun Capital Trust (the "Trust") issued $25 million of 9.85% Preferred Securities with a stated value and liquidation preference of $25 per share. The proceeds from the sale of the Preferred Securities were utilized by the Trust to invest in $25 million of 9.85% Junior Subordinated Debentures (the "Debentures") of the Company, due in March 2027. On April 9, 1997, the underwriters for the Preferred Securities exercised their right to purchase an additional $3,750,000 of the Preferred Securities on the same terms as the original issuance to cover over-allotments. The proceeds from the sale of the Preferred Securities were utilized by the Trust to invest in $3,750,000 of the Debentures of the Company. In view of these transactions, the Company may incur increased interest expense in future periods. For the three months ended March 31, 1997, the Company incurred $97,000 of such interest expense.

           Provision for Loan Losses. For the three months ended March 31, 1997, the provision for loan losses amounted to $420,000, an increase of $195,000, or 86.7%, compared to $225,000 for the same period in 1996. The increase was primarily the result of the increase in the Company's loan portfolio of approximately $118.4 million at March 31, 1997, primarily from commercial loans. Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the Bank's primary regulator.

           Other Income. Other income decreased $94,000 for the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996. The decrease was a result of a reduction in gains on sales of investment securities by $155,000 and a $10,000 reduction in fixed asset sales. This was partially offset by higher levels of service charges on deposit accounts of $77,000, caused by a higher fee structure and from a larger deposit base resulting from the 1995 branch acquisitions as well as internal growth.

           Other Expenses. Other expenses increased approximately $443,000, to $3.6 million for the three months ended March 31, 1997 as compared to $3.1 million for the same period in 1996. The increase was a result of operating a larger organization. Of the increase, $250,000 was in salaries and employee benefits, $135,000 in data processing expense, $68,000 in equipment expense and $44,000 in insurance expense. This was offset by decreases of $47,000 in postage and supplies, $46,000 in occupancy expense and $18,000 in professional fees and services. The increase in other expenses reflects the Company's strategy to support planned expansion. Salaries and benefits increased due to additional staff positions in lending, loan review, compliance and audit departments. The increase in data processing expense and equipment expense was the result of operating a larger institution than in the previous year. The increase in insurance expense resulted from higher premium payments to the Federal Deposit Insurance Corporation ("FDIC") in 1997. The higher amount was a result of the Bank being assessed a premium based on a capital level of "adequately capitalized." As a result of the Company's increased capital, the FDIC is expected to be reduced in future periods. The decreased occupancy expense is related to lower utility usage and grounds maintenance from a milder winter in 1997 and savings resulting from real estate tax appeals.

           Income Taxes. Applicable income taxes decreased $71,000 for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease resulted from lower pre-tax earnings.






Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           Not Applicable

                           PART II - OTHER INFORMATION




Item 1     Legal Proceedings

           The Company is not engaged in any legal proceedings of a material nature at March 31, 1997. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2     Changes in Securities

           Not applicable


Item 3     Defaults Upon Senior Securities

                     Not applicable


Item 4     Submission of Matters to a Vote of Security Holders

                     Not applicable


Item 5     Other Information

                     Not applicable

Item 6     Exhibits and Reports on Form 8-K

           (a)       4.1       Form of Junior Subordinated Debenture *
                     4.2       Form of Junior  Subordinated  Debenture (included
                               in Exhibit 4.1) *
                     4.3       Form of Trust Agreement *
                     4.4       Form of Amended and Restated Trust Agreement *
                     4.5       Form of Preferred  Security  (included in Exhibit
                               4.4) *
                     4.6       Form of Guarantee *
                     27        Financial Data Schedule  (electronic  data filing
                               only)

                     *  Incorporated   by   reference   to   the    registrant's
                        Registration Statement on Form S-1, file no. 333-21903 and 333-21903-01.

           (b) The following Form 8-K reports were filed during the quarter ended March 31, 1997:

                     February 27, 1997 (Item 5).
                     Reported that Sun National Bank, a subsidiary of Sun Bancorp, Inc., entered into a Purchase and Assumption Agreement to purchase three branches from Oritani Savings Bank, SLA, Hackensack, New Jersey.

                                   SIGNATURES




           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date   May 12, 1997              Sun Bancorp, Inc.
      -------------------     ------------------------------
                                   (Registrant)



                              /s/ Philip W. Koebig, III
                              --------------------------
                              Philip W. Koebig, III
                              Executive Vice President





Date   May 12, 1997           /s/ Robert F. Mack
      -------------------     --------------------------
                              Robert F. Mack
                              Controller