Form 10-Q
period 1997-06-30
SUN BANCORP INC /NJ/
filed 1997-08-11
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1997
                                                ---------------

                                       OR
[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    --------------------

Commission file number                                  0 - 20957
                          -----------------------------------------------------.



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
Yes      X       No
      -------       -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock         1,945,417                  August 7, 1997
-----------------------------         ---------                  --------------
         Class                  Number of shares outstanding         Date

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           June 30,       December 31,
                                                                             1997            1996
                                                                        -------------    -------------
                                                                         (Unaudited)
ASSETS

Cash and due from banks                                                 $  26,687,834    $  17,006,758
Federal funds sold                                                         11,150,000        4,800,000
                                                                        -------------    -------------
  Cash and cash equivalents                                                37,837,834       21,806,758
Investment securities available for sale (amortized cost -
  $151,893,592; 1997 and $97,063,398; 1996)                               150,580,632       95,581,384
Loans receivable (net of allowance for loan losses -
  $3,350,989; 1997, and $2,595,312; 1996)                                 363,705,188      295,500,668
Bank properties and equipment                                              14,211,001       12,222,507
Real estate owned, net                                                        665,544          755,628
Accrued interest receivable                                                 4,587,432        2,850,399
Excess of cost over fair value of assets acquired                           9,557,830        5,365,218
Deferred taxes                                                              1,226,529        1,070,535
Other assets                                                                2,846,982        1,641,959
                                                                        -------------    -------------
TOTAL                                                                   $ 585,218,972    $ 436,795,056
                                                                        =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                $ 467,393,739    $ 385,986,905
Advances from the Federal Home Loan Bank                                   48,500,000       10,000,000
Loan payable                                                                       --        6,000,000
Securities sold under agreements to repurchase                              8,925,585        5,253,048
Other liabilities                                                           2,578,771        2,140,527
                                                                        -------------    -------------
  Total liabilities                                                       527,398,095      409,380,480
                                                                        -------------    -------------
Guaranteed preferred beneficial interest in subordinated debt              28,750,000

SHAREHOLDERS' EQUITY
Preferred stock, none issued                                                     --               --
Common stock, $1 par value, 10,000,000 shares authorized,
  issued and outstanding: 1,945,417 in 1997; and 1,848,929 in 1996; .       1,945,417        1,848,929
Surplus                                                                    18,090,101       18,124,359
Retained earnings                                                           9,901,912        8,419,417
Unrealized loss on securities available for sale, net of income taxes        (866,553)        (978,129)
                                                                        -------------    -------------
  Total shareholders' equity                                               29,070,877       27,414,576
                                                                        -------------    -------------
TOTAL                                                                   $ 585,218,972    $ 436,795,056
                                                                        =============    =============

--------------------------------------------------------------------------------
    See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                               For the Three Months        For the Six Months
                                                                                  Ended June 30,             Ended June 30,
                                                                                  --------------             --------------
                                                                                 1997         1996          1997          1996
                                                                             -----------   -----------   -----------   -----------

                                                                                                 (Unaudited)
INTEREST INCOME:
  Interest and fees on loans                                                 $ 7,866,567   $ 5,033,756   $14,788,616   $ 9,596,375
  Interest on investment securities                                            1,963,046     1,848,700     3,292,619     3,709,481
  Interest on federal funds sold                                                  63,362        34,710        64,229        65,023
                                                                             -----------   -----------   -----------   -----------
    Total interest income                                                      9,892,975     6,917,166    18,145,464    13,370,879
                                                                             -----------   -----------   -----------   -----------

INTEREST EXPENSE:
  Interest on deposits                                                         3,363,689     2,955,195     6,556,216     5,511,184
     Interest on short-term funds borrowed                                       877,198        46,090     1,310,436        87,068
  Interest on guaranteed preferred beneficial interest in subordinated debt      728,007          --         825,232          --
                                                                             -----------   -----------   -----------   -----------
    Total interest expense                                                     4,968,894     3,001,285     8,691,884     5,598,252
                                                                             -----------   -----------   -----------   -----------

    Net interest income                                                        4,924,081     3,915,881     9,453,580     7,772,627

PROVISION FOR LOAN  LOSSES                                                       405,000       225,000       825,000       450,000
                                                                             -----------   -----------   -----------   -----------
    Net interest income after provision for loan losses                        4,519,081     3,690,881     8,628,580     7,322,627
                                                                             -----------   -----------   -----------   -----------

OTHER INCOME:
  Service charges on deposit accounts                                            267,320       247,505       585,479       488,272
  Other service charges                                                            2,956        26,743        19,834        44,747
  Gain on sale of fixed assets                                                      --           3,000         1,200        14,529
  Gain on sale of investment securities                                           10,289        31,484        15,592       191,288
  Other                                                                           88,166        47,444       154,223       119,654
                                                                             -----------   -----------   -----------   -----------
    Total other income                                                           368,731       356,176       776,328       858,490
                                                                             -----------   -----------   -----------   -----------

OTHER EXPENSES:
  Salaries and employee benefits                                               1,850,190     1,370,700     3,596,992     2,867,345
  Occupancy expense                                                              359,235       375,040       708,593       770,045
  Equipment expense                                                              294,461       179,329       532,925       349,785
  Professional fees and services                                                  81,603        79,250       138,295       154,147
  Data processing expense                                                        306,371       264,123       692,458       515,259
  Amortization of excess of cost over fair value of assets acquired              262,156       206,745       468,820       413,420
  Postage and supplies                                                           105,409       111,059       190,030       242,538
  Insurance                                                                       74,842        41,250       151,211        73,964
  Other                                                                          425,287       363,650       853,089       734,143
                                                                             -----------   -----------   -----------   -----------
    Total other expenses                                                       3,759,554     2,991,146     7,332,413     6,120,646
                                                                             -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                                                     1,128,258     1,055,911     2,072,495     2,060,471

INCOME TAXES                                                                     325,000       332,000       590,000       668,000
                                                                             -----------   -----------   -----------   -----------

NET INCOME                                                                   $   803,258   $   723,911   $ 1,482,495   $ 1,392,471
                                                                             ===========   ===========   ===========   ===========

Earnings per common and common equivalent share
    Net income                                                               $      0.38   $      0.37   $      0.71   $      0.73
                                                                             ===========   ===========   ===========   ===========
 Earnings per common share - assuming full dilution
    Net income                                                               $      0.38   $      0.37   $      0.70   $      0.72
                                                                             ===========   ===========   ===========   ===========

Weighted average shares                                                        1,944,620     1,854,584     1,943,859     1,842,342
                                                                             ===========   ===========   ===========   ===========

-----------------------------------------------------------------------------
     See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             For the Six Months
                                                                                                               Ended June 30,
                                                                                                           1997             1996
                                                                                                           ----             ----
                                                                                                                (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                                         $   1,482,495    $   1,392,471
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Provision for loan losses                                                                              825,000          450,000
    Depreciation and amortization                                                                          300,846          233,192
    Amortization of excess cost over fair value of assets acquired                                         468,820          413,420
    Gain on sale of investment securities available for sale                                               (15,592)        (191,288)
    Gain on sale of bank properties and equipment                                                           (1,200)         (14,529)
    Deferred income taxes                                                                                 (213,472)         516,413
    Change in assets and liabilities which (used) provided cash:
      Accrued interest and other assets                                                                 (2,942,056)      (2,567,387)
      Accounts payable and accrued expenses                                                                438,244          470,449
                                                                                                     -------------    -------------
        Net cash (used in) provided by operating activities                                                343,086          702,741
                                                                                                     -------------    -------------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                                (68,259,460)    (125,543,579)
  Proceeds from maturities of investment securities available for sale                                   1,055,674       47,965,005
  Proceeds from sale of investment securities available for sale                                        12,389,184       33,899,410
  Proceeds from sale of mortgage-backed securities available for sale                                            -       50,850,000
  Net increase in loans                                                                                (66,716,228)     (51,485,050)
  Increase in loans resulting from branch acquisitions                                                  (2,313,292)
  Purchase of bank properties and equipment                                                               (534,516)        (302,228)
  Increase in bank properties and equipment resulting from branch acquisitions                          (1,754,824)
  Proceeds from sale of bank properties and equipment                                                        1,200           14,529
  Proceeds from guaranteed preferred beneficial interest in subordinated debt                           28,750,000
  Excess of cost over fair value of assets acquired                                                     (4,661,432)
  Decrease in real estate owned, net                                                                        90,084           85,924
                                                                                                     -------------    -------------
        Net cash used in investing activities                                                         (101,953,611)     (44,515,989)
                                                                                                     -------------    -------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                              14,855,165       35,767,281
  Increase in deposits resulting from branch acquisitions                                               66,551,669
  Net borrowings under line of credit and repurchase agreements                                         42,172,537        6,236,197
  Principal payments on borrowed funds                                                                  (6,000,000)
  Proceeds from exercise of stock options                                                                   29,560        1,009,446
  Payments for fractional interests resulting from stock dividend                                           (3,123)
  Proceeds from issuance of common stock                                                                    35,793                -
                                                                                                     -------------    -------------
        Net cash provided by financing activities                                                      117,641,601       43,012,924
                                                                                                     -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    16,031,076         (800,324)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                          21,806,758       17,242,366
                                                                                                     -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                             $  37,837,834    $  16,442,042
                                                                                                     =============    =============

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

               The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 1996. The results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

(2)            Acquisition

               On June 5, 1997, the Bank purchased four branches from First Union National Bank. The Bank acquired approximately $66,552,000 of deposit liabilities plus $222,000 of accrued interest, $1,755,000 of real estate and equipment, $2,313,000 of loans plus related accrued interest and $1,203,000 in cash. The bank paid a premium of approximately $4,661,000, which is being amortized over seven years.

(3)            Loans

               The components of loans as of June 30, 1997 and December 31, 1996 were as follows:

                                                                                            June 30, 1997  December 31, 1996
                                                                                              (Unaudited)
Commercial and industrial                                                                   $ 284,903,534    $ 223,116,474
Real estate-residential mortgages                                                              53,823,687       53,846,436
Installment                                                                                    28,328,956       21,133,070
                                                                                            ------------------------------
Total gross loans                                                                             367,056,177      298,095,980

Allowance for loan losses                                                                      (3,350,989)      (2,595,312)
                                                                                            -------------    -------------
  Net Loans                                                                                 $ 363,705,188    $ 295,500,668
                                                                                            =============    =============

Non-accrual loans                                                                           $   1,096,793    $   1,277,208


(4)            Allowance For Loan Losses

               Changes in the allowance for loan losses were as follows:

                                                                                   For the six month
                                                                                      period ended        For the year ended
                                                                                      June 30, 1997       December 31, 1996
                                                                                       (Unaudited)
                  Balance, beginning of period                                        $  2,595,312             $  2,064,640
                  Charge-offs                                                           (  81 ,975)                (400,387)
                  Recoveries                                                                12,652                   31,059
                                                                                      ------------              -----------
                    Net charge-offs                                                     (   69,323)                (369,328)
                  Provision for loan losses                                                825,000                  900,000
                                                                                      ------------             ------------
                  Balance, end of period                                              $  3,350,989             $  2,595,312
                                                                                      ============             ============


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

                                                                                          June 30, 1997          December 31, 1996
                                                                                           (Unaudited)
                  Impaired loans with related reserve for loan
                    losses calculated under SFAS No. 114                                             --                      --
                  Impaired loans with no related reserve for loan
                    losses calculated under SFAS No. 114                                   $    454,170              $  584,114
                                                                                           ------------              ----------
                  Total impaired loans                                                     $    454,170              $  584,114
                                                                                           ============              ==========


                                                                                       For the six months ended   For the year ended
                                                                                           June 30, 1997          December 31, 1996
                                                                                             (Unaudited)

                  Average impaired loans                                                     $  459,319              $  596,519
                  Interest income recognized on impaired loans                               $    5,242              $   18,284
                  Cash basis interest income recognized on impaired loans                    $   31,615              $   15,414


(5)            Deposits

               Deposits consist of the following major classifications:

                                                                            June 30, 1997     December 31, 1996
                                                                             (Unaudited)
                  Demand deposits                                         $  165,349,497        $  133,624,391
                  Savings deposits                                            70,922,212            63,506,894
                  Time certificates under $100,000                           176,792,945           151,615,202
                  Time certificates $100,000 or more                          54,329,085            37,240,418
                                                                          --------------        --------------
                    Total                                                 $  467,393,739        $  385,986,905
                                                                          ==============        ==============

Of the total demand deposits, approximately, $86,700,000 (unaudited) and $76,500,000 are non-interest bearing at June 30, 1997 and December 31, 1996.



(6)            Guaranteed Preferred Beneficial Interest in Subordinated Debt

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

(7)            Earnings Per Share

               Earnings per share were calculated as follows:

                                                               PRIMARY                          FULLY DILUTED
                                                For the Three Month Periods Ended    For the Three Month Periods Ended
                                                               June 30,                           June 30,
                                                               --------                           --------
                                                          1997        1996                    1997        1996
                                                          ----        ----                    ----        ----
Assumptions:
  Net income for the period                          $  803,258   $  723,911              $  803,258   $  723,911
  Average common shares outstanding                   1,944,620    1,854,584               1,944,620    1,854,584
  Dilutive options outstanding to purchase
   equivalent shares                                    368,623      228,525                 368,623      228,525
  Average exercise price per share                   $    12.47   $    10.74              $    12.47   $    10.74
  Estimated market value per common share
    to be used                                       $    21.73   $    16.82              $    23.50   $    17.62
Computations:
  Application of assumed proceeds:
  Towards repurchase of outstanding
    common shares at applicable market value         $4,596,913   $2,455,448              $4,596,913   $2,455,448
 Adjustment of shares outstanding:
  Actual average shares outstanding                   1,944,620    1,854,584               1,944,620    1,854,584
  Net additional shares issuable                        157,103       82,194                 173,010       89,162
                                                        -------    ---------                  ------      -------
  Adjusted shares outstanding                         2,101,723    1,773,807               2,117,630    1,943,745
                                                      =========   ==========               =========    =========
Earnings per share:                                  $     0.38   $     0.37              $     0.38   $     0.37
                                                     ==========   ==========              ==========   ==========




                                                                         PRIMARY                            FULLY DILUTED
                                                             For the Six Month Periods Ended         For the Six Month Periods Ended
                                                                         June 30,                              June 30,
                                                                         --------                              --------
                                                                      1997       1996                      1997        1996
                                                                      ----       ----                      ----        ----
Assumptions:
  Net income for the period                                       $1,482,495   $1,392,471               $1,482,495   $1,392,471
  Average common shares outstanding                                1,943,859    1,842,342                1,943,859    1,842,342
  Dilutive options outstanding to purchase
   equivalent shares                                                 368,623      228,525                  368,623      228,525
  Average exercise price per share                                $    12.47   $    10.74               $    12.47   $    10.74
  Estimated market value per common share
    to be used                                                    $    21.29   $    16.10               $    23.50   $    17.62
Computations:
  Application of assumed proceeds:
  Towards repurchase of outstanding
    common shares at applicable market value                      $4,596,913   $2,455,448               $4,596,913   $2,455,448
 Adjustment of shares outstanding:
  Actual average shares outstanding                                1,943,859    1,842,342                1,943,859    1,842,342
  Net additional shares issuable                                     152,658       76,011                  173,010       89,162
                                                                  ----------   ----------               ----------   ----------
  Adjusted shares outstanding                                      2,096,517    1,918,353                2,116,869    1,931,504
                                                                  ==========   ==========               ==========   ==========

 Earnings per share:                                              $     0.71   $     0.73               $     0.70   $     0.72
                                                                  ==========   ==========               ==========   ==========


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

               The  following  pro  forma  information  reflects  the  Company's
               earnings  per  share  calculation  as  if  this  statement   was
               implemented:

                                                                      For the Three Month               For the Six Month
                                                                         Periods Ended                    Periods Ended
                                                                            June 30,                         June 30,
                                                                            --------                         --------
                                                                       1997         1996                 1997         1996
                                                                       ----         ----                 ----         ----

                    Earnings per share:                              $  0.41       $  0.39              $  0.76      $  0.72
                                                                     =======       =======              =======      =======
                    Earnings per share - assuming dilution           $  0.38       $  0.37              $  0.71      $  0.73
                                                                     =======       =======              =======      =======




(8)            Subsequent Event

               On July 24, 1997, the Bank purchased three branches from Oritani Savings Bank. The Bank acquired approximately $33,922,000 of deposit liabilities plus $144,000 of accrued interest, $547,000 of real estate and equipment and $180,000 in cash. The bank paid a premium of $2,151,000, which is being amortized over seven years.



(9)            Pending Acquisition

               On June 5, 1997, the Bank entered into a purchase and assumption agreement with The Bank of New York ("BNY"), whereby the Bank will assume certain deposit liabilities of eleven branch offices from BNY. At May 31, 1997, the branches had deposits of approximately $180 million. In addition, the Bank will acquire approximately $30 million of loans as well as property and equipment pertaining to the branches. The transaction is expected to be completed during the fourth quarter of 1997. The agreement is subject to raising additional capital and regulatory approval.

Item 2:
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

               Total Assets at June 30, 1997 increased by $148.4 million to $585.2 million as compared to $436.8 million at December 31, 1996, representing growth of about 34.0%. The increase was due, in part, to the acquisition of four branch offices from First Union National Bank, Avondale, Pennsylvania ("First Union"). The Company experienced a growth of $68.2 million in loans, primarily commercial loans, augmented by a $6.4 million increase in federal funds sold. Approximately $2.3 million in loans were acquired from First Union. Cash and due from banks increased $9.7 million as a result of higher branch cash, increased cash letter balances and higher reserve balance requirements. Investment securities available for sale increased $55.0 million. Bank properties and equipment increased by $2.0 million primarily as a result of the First Union acquisition. The excess of cost over fair value of assets acquired increased $4.2 million, also as a result of the First Union acquisition. The increase in total assets was funded by an increase of $81.4 million in deposits. Advances from the Federal Home Loan Bank increased $38.5 million, securities sold under agreements to repurchase increased $3.7 million, Federal funds purchased declined $6.0. Additional funding was provided by the issuance of $28.8 million of trust preferred securities.

Deposit accounts increased approximately $81.4 million or 21.18% from $386.0 million at December 31, 1996 to $467.4 million at June 30, 1997. The increase was a result of increases in demand deposits of $31.7 million, savings deposits of $7.4 million, time certificates under $100,000 of $25.2 million and time certificates of deposit of $100,000 or more of $17.1 million. Approximately $66.6 million in deposits were acquired from First Union comprised of $25.0 in demand deposits, $17.8 million of savings deposits and $23.8 million of time certificates of deposit under $100,000.

               At June 30, 1997, the $6.0 million loan payable at December 31, 1996 was repaid with a portion of the proceeds received from the sale of the Junior Subordinated Debentures to the Company's subsidiary, Sun Capital Trust.

               Total capital decreased $1.7 million from December 31, 1996 to March 31, 1997. The increase resulted from the Company's six month earnings of $1.5 million, exercises of stock options of $30,000 and a decrease in unrealized losses on securities available for sale, net of income taxes, of $112,000.

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

               Because management intends to maintain risk-based capital levels that are acceptable to its regulators, it issued an additional $3.75 million of Trust Preferred Securities during the quarter, making a total of $28.75 million. The Federal Reserve Board recognizes Trust Preferred Securities to comprise up to 25% of the Company's Tier 1 capital. The Company raised more than the amount allowed as Tier 1 capital. As a result, as the Company's Tier 1 capital increases from earnings, additional Tier 1 capital will accrete into the calculation from the Trust Preferred Securities that do not now so qualify. Management monitors the Company's capital levels, and when appropriate, will recommend additional capital raising efforts to the Company's board of directors.


Comparison  of  Operating  Results for the Three  Months Ended June 30, 1997 and
1996.

               General. Net income increased by $79,000 for the three months ended June 30, 1997 to $803,000 from $724,000 for the three months ended June 30, 1996. Net interest income increased $1.0 million and the provision for loan losses increased $180,000 for the three months ended June 30, 1997 compared to the same period in 1996. Other income increased by $13,000 to $369,000 for the three months ended June 30, 1997 as compared to $356,000 for the three months ended June 30, 1996. Other expenses increased by $768,000 to $3.8 million for the three months ended June 30, 1997 as compared to $3.0 million for the three months ended June 30, 1996.

               Net Interest Income. The increase in net interest income was due to a $3.0 million increase in interest income partially offset by a $2.0 million increase in interest expense.

               Interest Income. Interest income for the three months ended June 30, 1997 increased approximately $3.0 million , or 43.0%, from $6.9 million for the same period in 1996 to $9.9 million in 1997. The increase was primarily the result of an increase of $2.8 in interest and fees on loans due to the $130.2 million in loan growth from June 30, 1996, primarily from commercial loans.

               Interest Expense. Interest expense for the three months ended June 30, 1997 increased approximately $2.0 million, or 65.6%, from $3.0 million for the same period in 1996 to $5.0 million in 1997. This increase was primarily due to a $408,000 increase in interest on deposit accounts resulting from a $96.4 million increase in deposits from June 30, 1996; and a $831,000 increase in interest on short-term funds borrowed resulting from an increase in borrowed funds from June 30, 1996.

               On March 17, 1997 the Company's subsidiary, Sun Capital Trust (the "Trust") issued $25 million of 9.85% Preferred Securities with a stated value and liquidation preference of $25 per share. The proceeds from the sale of the Preferred Securities were utilized by the Trust to invest in $25 million of 9.85% Junior Subordinated Debentures (the "Debentures") of the Company, due in March 2027. On April 9, 1997, the underwriters for the Preferred Securities exercised their right to purchase an additional $3,750,000 of the Preferred Securities on the same terms as the original issuance to cover over-allotments. The proceeds from the sale of the Preferred Securities were utilized by the Trust to invest in $3,750,000 of the Debentures of the Company. In view of these transactions, the Company may incur increased interest expense in future periods. For the three months ended June 30, 1997, the Company incurred $728,000 of such interest expense.

               Provision for Loan Losses. For the three months ended June 30, 1997, the provision for loan losses amounted to $405,000, an increase of $180,000, or 80.0%, compared to $225,000 for the same period in 1996. The increase was primarily the result of the increase in the Company's loan portfolio of approximately $130.2 million at June 30, 1997 compared with June 30, 1996, primarily from commercial loans. Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the Bank's primary regulator.

               Other Income. Other income increased $12,000 for the three month period ended June 30, 1997 compared to the three month period ended June 30, 1996. The increase was a result of higher levels of service charges on deposit accounts of $20,000, caused by a higher fee structure and from a larger deposit base resulting from previous branch acquisitions as well as internal growth; and an increase of $41,000 in other income resulting from higher levels of fees resulting from an increased customer base. This was partially offset by a reduction in gains on sales of investment securities by $21,000 and a $24,000 reduction in other service charges.


               Other Expenses. Other expenses increased approximately $768,000, to $3.8 million for the three months ended June 30, 1997 as compared to $3.0 million for the same period in 1996. The increase was a result of operating a larger organization. Of the increase, $479,000 was in salaries and employee benefits, $115,000 in equipment expense, $62,000 in miscellaneous expenses, $55,000 in amortization of excess of cost over fair value of assets acquired, $42,000 in data processing expense and $34,000 in insurance expense. This was offset by decreases of $6,000 in postage and supplies and $16,000 in occupancy expense. The increase in other expenses reflects the Company's strategy to support planned expansion. Salaries and benefits increased due to additional staff positions in lending, loan review, compliance and audit departments. The increase in data processing expense and equipment expense was the result of operating a larger institution than in the previous year. The increase in insurance expense resulted from higher premium payments to the Federal Deposit Insurance Corporation ("FDIC") in 1997. The higher amount was a result of the Bank being assessed a premium based on a capital level of "adequately capitalized." As a result of the Company's increased capital, the FDIC is expected to be reduced in future periods. The decreased occupancy expense is related to lower utility usage and grounds maintenance from a milder winter in 1997 and savings resulting from real estate tax appeals.

               Income Taxes. Applicable income taxes decreased $7,000 for the three months ended June 30, 1997 as compared to the same period in 1996. The decrease resulted from a lower effective tax rate.


Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996.

               General. Net income increased by $90,000 for the six months ended June 30, 1997 to $1.5 million from $1.4 million for the six months ended June 30, 1996. Net interest income increased $1.7 million and the provision for loan losses increased $375,000 for the six months ended June 30, 1997 compared to the same period in 1996. Other income decreased by $82,000 to $776,000 for the six months ended June 30, 1997 as compared to $858,000 for the six months ended June 30, 1996. Other expenses increased by $1.2 million to $7.3 million for the six months ended June 30, 1997 as compared to $6.1 million for the six months ended June 30, 1996.

               Net Interest Income. The increase in net interest income was due to a $4.8 million increase in interest income partially offset by a $3.1 million increase in interest expense.

               Interest Income. Interest income for the six months ended June 30, 1997 increased approximately $4.8 million , or 35.7%, from $13.4 million for the same period in 1996 to $18.1 million in 1997. The increase was primarily the result of an increase of $5.2 in interest and fees on loans due to the $130.2 million in loan growth from June 30, 1996, primarily from commercial loans. This was partially offset by a decrease in interest on investment securities of $417,000 , from $3.7 million for the six months ended June 30, 1996 to $3.3 million for the same period in 1997. The decrease was a result of a lower volume investment portfolio.

               Interest Expense. Interest expense for the six months ended June 30, 1997 increased approximately $3.1 million, or 55.3%, from $5.6 million for the same period in 1996 to $8.7 million in 1997. This increase was primarily due to a $1 million increase in interest on deposit accounts resulting from a $96.4 million increase in deposits from June 30, 1996; and a $1.2 million increase in interest on short-term funds borrowed resulting from a sharp increase in average borrowed funds from June 30, 1996.

               On March 17, 1997 the Company's subsidiary, Sun Capital Trust (the "Trust") issued $25 million of 9.85% Preferred Securities with a stated value and liquidation preference of $25 per share. The proceeds from the sale of the Preferred Securities were utilized by the Trust to invest in $25 million of 9.85% Junior Subordinated Debentures (the "Debentures") of the Company, due in March 2027. On April 9, 1997, the underwriters for the Preferred Securities exercised their right to purchase an additional $3,750,000 of the Preferred Securities on the same terms as the original issuance to cover over-allotments. The proceeds from the sale of the Preferred Securities were utilized by the Trust to invest in $3,750,000 of the Debentures of the Company. In view of these transactions, the Company may incur increased interest expense in future periods. For the six months ended June 30, 1997, the Company incurred $825,000 of such interest expense.

               Provision for Loan Losses. For the six months ended June 30, 1997, the provision for loan losses amounted to $825,000, an increase of $375,000, or 83.3%, compared to $450,000 for the same period in 1996. The increase was primarily the result of the increase in the Company's loan portfolio of approximately $130.2 million at June 30, 1997 compared with June 30, 1996, primarily from commercial loans. Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the Bank's primary regulator.

               Other Income. Other income decreased $82,000 for the six month period ended June 30, 1997 compared to the six month period ended June 30, 1996. The decrease was a primarily a result of lower gains on sales of investment securities in 1997. These gains were $191,000 for the first six months of 1996 compared to $16,000 for the same period in 1997. This decrease was partially offset by an increase of $97,000 on service charges on deposits accounts, from $488,000 for the six months ended June 30, 1996 to $585,000 for the same period in 1997. The increase was caused by a higher fee structure and from a larger deposit base resulting from previous branch acquisitions as well as internal growth;


               Other Expenses. Other expenses increased approximately $1.2 million, to $7.3 million for the six months ended June 30, 1997 as compared to $6.1 million for the same period in 1996. The increase was a result of operating a larger organization. Of the increase, $730,000 was in salaries and employee benefits, $183,000 in equipment expense, $177,000 in data processing expense, $119,000 in miscellaneous expenses, $77,000 in insurance expense and $55,000 in amortization of excess of cost over fair value of assets acquired. This was offset by decreases of $53,000 in postage and supplies and $61,000 in occupancy expense. The increase in other expenses reflects the Company's strategy to support planned expansion. Salaries and benefits increased due to additional staff positions in lending, loan review, compliance and audit departments. The increase in data processing expense and equipment expense was the result of operating a larger institution than in the previous year. The increase in insurance expense resulted from higher premium payments to the Federal Deposit Insurance Corporation ("FDIC") in 1997. The higher amount was a result of the Bank being assessed a premium based on a capital level of "adequately capitalized." As a result of the Company's increased capital, the FDIC is expected to be reduced in future periods. The decreased occupancy expense is related to lower utility usage and grounds maintenance from a milder winter in 1997 and savings resulting from real estate tax appeals.

               Income Taxes. Applicable income taxes decreased $78,000 for the six months ended June 30, 1997 as compared to the same period in 1996. The decrease resulted from a lower effective tax rate.

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

         (b) The following Form 8-K reports were filed during the quarter ended June 30, 1997:

                June 14, 1997 (Items 5 and 7)
                Reported that Sun National Bank, a subsidiary of Sun Bancorp, Inc., entered into a Branch Purchase and Deposit Assumption Agreement to acquire eleven branch offices located in New Jersey, certain loans and approximately $175 million of deposits from The Bank of New York.

                                   SIGNATURES




               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date       August 7, 1997                      Sun Bancorp, Inc.
           --------------                 --------------------------
                                                 (Registrant)




                                           /s/  Philip W. Koebig, III
                                           Philip W. Koebig, III
                                           Executive Vice President





Date        August 7, 1997                 /s/  Robert F. Mack
            --------------                 -------------------
                                           Robert F. Mack
                                           Controller