Form 10-Q
period 1997-09-30
SUN BANCORP INC /NJ/
filed 1997-11-14
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    September 30, 1997
                                                --------------------

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    ----------------------

Commission file number                         0 - 20957
                          -----------------------------------------------------.


                                SUN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            New Jersey                                      52-1382541
            ----------                                      ----------
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
Yes      X       No
        ---         ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock            3,865,247             November 10, 1997
-----------------------------            ---------             -----------------
         Class                 Number of shares outstanding          Date

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    September 30,    December 31,
                                                                                         1997             1996
                                                                                    -------------   --------------
                                                                                     (Unaudited)
ASSETS

Cash and due from banks                                                             $  20,434,308    $  17,006,758
Federal funds sold                                                                              -        4,800,000
                                                                                    -------------   --------------
  Cash and cash equivalents                                                            20,434,308       21,806,758
Investment securities available for sale (amortized cost -
  $291,261,578; 1997 and $97,063,398; 1996)                                           290,808,157       95,581,384
Loans receivable (net of allowance for loan losses -
  $3,760,512; 1997, and $2,595,312; 1996)                                             388,619,096      295,500,668
Bank properties and equipment                                                          14,819,529       12,222,507
Real estate owned, net                                                                    815,768          755,628
Accrued interest receivable                                                             5,331,742        2,850,399
Excess of cost over fair value of assets acquired                                      11,292,769        5,365,218
Deferred taxes                                                                          1,247,286        1,070,535
Other assets
                                                                                        4,755,205        1,641,959

TOTAL                                                                               $ 738,123,860    $ 436,795,056
                                                                                    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                            $ 541,315,879    $ 385,986,905
Advances from the Federal Home Loan Bank
                                                                                       16,500,000       10,000,000
Loan payable                                                                                             6,000,000
Securities sold under agreements to repurchase                                        117,613,451        5,253,048
Other liabilities                                                                       2,857,529        2,140,527
                                                                                    -------------   --------------
  Total liabilities                                                                   678,286,859      409,380,480
                                                                                     ------------    -------------

Guaranteed preferred beneficial interest in subordinated debt                          28,750,000

SHAREHOLDERS' EQUITY
Preferred stock, none issued
                                                                                                -                -
Common stock, $1 par value, 10,000,000 shares authorized,
  issued and outstanding: 2,935,014 in 1997; and 2,773,393 in 1996;                     2,935,014        1,848,929
Surplus                                                                                18,329,919       18,124,359
Retained earnings                                                                      10,121,325        8,419,417
Unrealized loss on securities available for sale, net of income taxes                    (299,257)        (978,129)
                                                                                    -------------   --------------
  Total shareholders' equity                                                           31,087,001       27,414,576
                                                                                     ------------     ------------
TOTAL                                                                                $738,123,860     $436,795,056
                                                                                     ============     ============

--------------------------------------------------------------------------------
                 See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                   For the Three Months          For the Nine Months
                                                                    Ended September 30,           Ended September 30,
                                                                     1997          1996          1997          1996

                                                                  ----------    ----------     ----------    ----------
INTEREST INCOME:
  Interest and fees on loans                                     $ 8,870,169   $ 6,042,729    $23,658,785   $15,639,104
  Interest on investment securities                                3,612,713     1,874,270      6,905,332     5,583,751
  Interest on federal funds sold                                     268,563           466        332,792        65,489
                                                                  ----------    ----------     ----------    ----------
    Total interest income                                         12,751,445     7,917,465     30,896,909    21,288,344
                                                                  ----------    ----------     ----------    ----------

INTEREST EXPENSE:
  Interest on deposits                                             4,582,168     3,222,283     11,138,384     8,733,467
  Interest on short-term borrowed funds                            1,508,491       207,165      2,818,927       294,233
  Interest on guaranteed preferred beneficial interest in
    subordinated debt                                                726,374             -      1,551,606             -
                                                                  ----------    ----------     ----------    ----------

    Total interest expense                                         6,817,033     3,429,448     15,508,917     9,027,700
                                                                  ----------    ----------     ----------    ----------

    Net interest income                                            5,934,412     4,488,017     15,387,992    12,260,644

PROVISION FOR LOAN  LOSSES                                           420,000       225,000      1,245,000       675,000
                                                                  ----------    ----------     ----------    ----------
    Net interest income after provision for loan losses            5,514,412     4,263,017     14,142,992    11,585,644
                                                                  ----------     ---------     ----------    ----------

OTHER INCOME:
  Service charges on deposit accounts                                381,669       262,183        967,148       750,455
  Other service charges                                               10,923        41,527         30,757        86,274
  Gain on sale of investment securities                               75,316        12,166         90,908       203,454
  Other                                                              129,402       137,225        283,625       256,879
                                                                  ----------    ----------     ----------    ----------
    Total other income                                               597,310       453,101      1,372,438     1,297,062
                                                                  ----------    ----------     ----------    ----------

OTHER EXPENSES:
  Salaries and employee benefits                                   2,048,481     1,929,949      5,645,473     4,797,294
  Occupancy expense                                                  462,615       304,073      1,171,208     1,074,118
  Equipment expense                                                  355,538       232,557        888,463       582,342
  Professional fees and services                                      81,942        88,964        220,237       243,111
  Data processing expense                                            359,398       285,596      1,051,856       800,855
  Loss (gain) on sale of fixed assets                                 54,336         (700)         53,136      (15,229)
  Amortization of excess of cost over fair value of assets           424,560       206,606        893,380       620,026
acquired
  Postage and supplies                                               131,411        97,342        321,441       339,880
  Insurance                                                           45,487        60,006        196,698       133,970
  Other                                                              463,530       404,016      1,316,619     1,138,159
                                                                  ----------    ----------     ----------    ----------
    Total other expenses                                           4,427,298     3,608,409     11,758,511     9,714,526
                                                                  ----------    ----------     ----------    ----------

INCOME BEFORE INCOME TAXES                                         1,684,424     1,107,709      3,756,919     3,168,180

INCOME TAXES                                                         489,000       333,000      1,079,000     1,001,000
                                                                  ----------    ----------     ----------    ----------

NET INCOME                                                       $ 1,195,424   $   774,709    $ 2,677,919   $ 2,167,180
                                                                  ==========    ==========     ==========    ==========

Earnings per common and common equivalent share
    Net income                                                   $      0.37   $      0.25    $      0.84   $      0.74
                                                                  ==========    ==========     ==========    ==========
 Earnings per common share - assuming full dilution
    Net income                                                   $      0.36   $      0.25    $      0.81   $      0.73
                                                                  ==========    ==========     ==========    ==========

Weighted average shares                                            2,923,217     2,910,579      2,918,527     2,802,610
                                                                  ==========    ==========     ==========    ==========

                 See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                           1997            1996
                                                                                      -------------   ------------
                                                                                             (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                            $ 2,677,919    $ 2,167,180
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Provision for loan losses                                                             1,245,000        675,000
    Provision for losses on real estate owned                                                15,000
    Depreciation and amortization                                                           475,059        351,878
    Amortization of excess cost over fair value of assets acquired                          893,380        620,026
    Gain on sale of investment securities available for sale                                (90,908)      (203,454)
    Loss (Gain) on sale of bank properties and equipment                                     53,136        (15,229)
    Deferred income taxes                                                                  (526,472)       549,083
    Change in assets and liabilities which (used) provided cash:
      Accrued interest and other assets                                                  (5,594,589)    (1,907,659)
      Accounts payable and accrued expenses                                                 717,002        190,383
                                                                                    --------------- --------------
        Net cash (used in) provided by operating activities                                (135,473)     2,427,208
                                                                                    --------------- --------------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                (238,743,619)  (154,241,179)
  Proceeds from maturities of investment securities available for sale                   12,120,113     68,156,579
  Proceeds from sale of investment securities available for sale                         19,611,643     53,881,713
  Proceeds from sale of mortgage-backed securities available for sale                    12,904,591     50,850,000
  Net increase in loans                                                                (92,050,136)    (82,352,053)
  Increase in loans resulting from branch acquisitions                                  (2,313,292)
  Purchase of bank properties and equipment                                               (855,098)       (492,810)
  Increase in bank properties and equipment resulting from branch acquisitions          (2,302,006)
  Proceeds from sale of bank properties and equipment                                       31,887
                                                                                                            15,229
  Proceeds from guaranteed preferred beneficial interest in subordinated debt           28,750,000
  Excess of cost over fair value of assets acquired                                     (6,820,931)
  (Increase) decrease in real estate owned, net                                            (75,140)        302,439
                                                                                    --------------- --------------
        Net cash used in investing activities                                         (269,741,988)    (63,880,082)
                                                                                    --------------- --------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                               54,855,145     44,911,817
  Increase in deposits resulting from branch acquisitions                               100,473,829
  Net borrowings under line of credit and repurchase agreements                         118,860,403     20,212,841
  Principal payments on borrowed funds                                                   (6,000,000)
  Proceeds from exercise of stock options                                                    37,768      1,009,446
  Payments for fractional interests resulting from stock dividend                            (4,742)
  Proceeds from issuance of common stock
                                                                                            282,608              -
                                                                                    --------------- --------------
        Net cash provided by financing activities                                       268,505,011     66,134,104
                                                                                    --------------- --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (1,372,450)     4,681,230
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           21,806,758     17,242,366
                                                                                      -------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  20,434,308   $ 21,923,596
                                                                                       ============    ===========

--------------------------------------------------------------------------------
                 See notes to consolidated financial statements

                                SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The audited and unaudited consolidated financial statements contained herein for Sun Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Sun Capital Trust (the "Trust"), Sun National Bank (the "Bank") and the Bank's wholly-owned subsidiary, Med-Vine, Inc. All significant inter-company balances and transactions have been eliminated.

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 1996. The results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997 or any other period.

(2)      Acquisitions

         On July 24, 1997, the Bank acquired approximately $33,922,000 of deposit liabilities plus $144,000 of accrued interest, $547,000 of real estate and equipment and $180,000 in cash. The Bank paid a premium of $2,151,000, which is being amortized over seven years.

         On June 5, 1997, the Bank acquired approximately $66,552,000 of deposit liabilities plus $222,000 of accrued interest, $1,755,000 of real estate and equipment, $2,313,000 of loans plus related accrued interest and $1,203,000 in cash. The Bank paid a premium of approximately $4,661,000, which is being amortized over seven years.

(3)      Loans

         The components of loans as of September 30, 1997 and December 31, 1996 were as follows:

                                                                  September 30, 1997      December 31, 1996
                                                                         (Unaudited)
           Commercial and industrial                                  $  308,025,551         $  223,116,474
           Real estate-residential mortgages                              51,458,568             53,846,436
           Installment                                                    32,895,489             21,133,070
                                                                       -------------          -------------
             Total gross loans                                           392,379,608            298,095,980
           Allowance for loan losses                                      (3,760,512)            (2,595,312)
                                                                       ------------           -------------
             Net Loans                                                $  388,619,096         $  295,500,668
                                                                       =============          =============

           Non-accrual loans                                          $      936,777         $    1,277,208



(4)      Allowance For Loan Losses

         Changes in the allowance for loan losses were as follows:

                                                                      For the nine month
                                                                          period ended         For the year ended
                                                                      September 30, 1997       December 31, 1996
                                                                          (Unaudited)
           Balance, beginning of period                                  $  2,595,312           $  2,064,640
           Charge-offs                                                        (97,200)              (400,387)
           Recoveries                                                          17,400                 31,059
                                                                          -----------            -----------
             Net charge-offs                                                  (79,800)              (369,328)
           Provision for loan losses                                        1,245,000                900,000
                                                                          -----------            -----------
           Balance, end of period                                        $  3,760,512           $  2,595,312
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

                                                                        September 30, 1997  December 31, 1996
                                                                        (Unaudited)
           Impaired loans with related reserve for loan
             losses calculated under SFAS No. 114                                    --                  --
           Impaired loans with no related reserve for loan
             losses calculated under SFAS No. 114                          $    454,170          $  584,114
                                                                            -----------           ---------
           Total impaired loans                                            $    454,170          $  584,114
                                                                            ===========           =========


                                                                          For the nine
                                                                          months ended      For the year ended
                                                                       September 30, 1997   December 31, 1996
                                                                        (Unaudited)

           Average impaired loans                                            $  449,596          $  596,519
           Interest income recognized on impaired loans                      $   43,809          $   18,284
           Cash basis interest income recognized on impaired loans           $   42,075          $   15,414


(5)      Deposits

         Deposits consist of the following major classifications:

                                                                   September 30, 1997      December 31, 1996
                                                                    (Unaudited)
           Demand deposits                                            $  175,523,229         $  133,624,391
           Savings deposits                                               73,228,558             63,506,894
           Time certificates under $100,000                              231,571,597            151,615,202
           Time certificates $100,000 or more                             60,992,495             37,240,418
                                                                       -------------          -------------
             Total                                                    $  541,315,879         $  385,986,905
                                                                       =============          =============

         Of the total demand deposits, approximately, $92,427,000 (unaudited) and $76,500,000 are non-interest bearing at September 30, 1997 and December 31, 1996.



(6)      Guaranteed Preferred Beneficial Interest in Subordinated Debt

         On March 17, 1997, the Trust, a statutory business trust created under Delaware law that is a subsidiary of the Company, issued $25 million, 9.85% Preferred Securities ("Preferred Securities") with a stated value and liquidation preference of $25 per share. The Trust's obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Preferred Securities of the Trust were utilized by the Trust to invest in $25 million of 9.85% Junior Subordinated Debentures (the "Debentures") of the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Debentures prior to the maturity date of March 31, 2027, on or after March 31, 2002, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. Under the occurrence of certain events, the Company may redeem in whole, but not in part, the Debentures prior to March 31, 2002. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed.

         On April 9, 1997, the underwriters for the Preferred Securities exercised their right to purchase an additional $3,750,000 of the Preferred Securities on the same terms as the original issuance to cover over-allotments. The proceeds from the sale of the Preferred Securities were utilized by the Trust to invest in $3,750,000 of Debentures of the Company.

         The Trust is a wholly-owned subsidiary of the Company, has no independent operations and issued the Preferred Securities which contain a full and unconditional guarantee of the Trust's obligations thereunder by the Company.

(7)      Earnings Per Share

         Earnings per share were calculated as follows:

                                                             PRIMARY                            FULLY DILUTED
                                                  For the Three Month Periods Ended     For the Three Month Periods Ended
                                                          September 30,                         September 30,
                                                  ---------------------------------     ---------------------------------
                                                    1997               1996              1997              1996
                                                    -----------         ---------        ----------        -----------
Assumptions:
  Net income for the period                        $  1,195,424     $     774,709      $  1,195,424      $     774,709
  Average common shares outstanding                   2,923,217         2,910,579         2,923,217          2,910,579
  Dilutive options outstanding to purchase
   equivalent shares                                    699,484           359,927           699,484            359,927
  Average exercise price per share                 $       9.77      $       6.82      $       9.77       $       6.82
  Average market value per common share
    to be used                                     $      18.56      $      12.72      $      22.00       $      12.72
Computations:
  Application of assumed proceeds:
  Towards repurchase of outstanding
    common shares at applicable market value       $  6,830,811      $  2,455,448      $  6,830,811       $  2,455,448

 Adjustment of shares outstanding:
  Actual average shares outstanding                   2,923,217         2,910,579         2,923,217          2,910,579
  Net additional shares issuable                        331,356           166,959           388,993            166,959
                                                    -----------         ---------        ----------        -----------
  Adjusted shares outstanding                         3,254,574         3,077,537         3,312,210          3,077,537
                                                    ===========         =========        ==========        ===========

 Earnings per share:                               $       0.37        $     0.25       $      0.36       $       0.25
                                                    ===========         =========        ==========        ===========


                                                              PRIMARY                          FULLY DILUTED
                                                   For the Nine Month Periods Ended     For the Nine Month Periods Ended
                                                            September 30,                       September 30,
                                                  ---------------------------------     --------------------------------
                                                        1997               1996              1997              1996
                                                   ------------      ------------      ------------       ------------
Assumptions:
  Net income for the period                        $  2,677,919      $  2,167,180      $  2,677,919       $  2,167,180
  Average common shares outstanding                   2,918,527         2,802,610         2,918,527          2,802,610
  Dilutive options outstanding to purchase
   equivalent shares                                    699,484           359,927           699,484            359,927
  Average exercise price per share                 $       9.77     $        6.82      $       9.77       $       6.82
  Average market value per common share
    to be used                                     $      15.65     $       11.40      $      22.00       $      12.70
Computations:
  Application of assumed proceeds:
  Towards repurchase of outstanding
    common shares at applicable market value       $  6,830,811     $   2,455,448      $  6,830,811       $  2,455,448
 Adjustment of shares outstanding:
  Actual average shares outstanding                   2,918,527         2,802,610         2,918,527          2,802,610
  Net additional shares issuable                        262,881           144,480           388,993            166,561
                                                   ------------      ------------       -----------       ------------
  Adjusted shares outstanding                         3,181,408         2,947,090         3,307,519          2,969,170
                                                   ============      ============       ===========       ============

 Earnings per share:                              $        0.84     $        0.74      $       0.81      $        0.73
                                                   ============      ============       ===========       ============


         In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. This statement, which is effective for periods ending after December 15, 1997, will require an institution to change the method by which it calculates its earnings per share. Earlier application of this statement is not permitted, however, pro forma earnings per share amounts computed using SFAS No. 128 is permitted.

         The following pro forma information reflects the Company's earnings per share calculation as if this statement was implemented:

                                                               For the Three Month      For the Nine Month
                                                                  Periods Ended           Periods Ended
                                                                  September 30,           September 30,
                                                             ---------------------    -----------------------
                                                                1997         1996        1997         1996
                                                                ----         ----        ----         ----

             Earnings per share:                              $  0.41     $  0.27      $  0.91      $  0.77
                                                              =======     =======      =======      =======
             Earnings per share - assuming dilution           $  0.37     $  0.25      $  0.84      $  0.74
                                                              =======     =======      =======      =======




(8)      Pending Acquisitions

         On November 4, 1997, the Bank entered into a purchase and assumption agreement with First Savings Bank, Woodbridge, New Jersey ("First Savings"), whereby the Bank will assume certain deposit liabilities of one branch office of First Savings. At September 30, 1997, the branch had deposits of approximately $28 million. The transaction is expected to be completed during the first quarter of 1998 and is subject to regulatory approval.


         On June 5, 1997, the Bank entered into a purchase and assumption agreement with The Bank of New York ("BNY"), whereby the Bank will assume certain deposit liabilities of eleven branch offices from BNY. At June 30, 1997, the branches had deposits of approximately $177 million. In addition, the Bank will acquire approximately $29 million of loans as well as property and equipment pertaining to the branches. The transaction is expected to be completed during the fourth quarter of 1997.


(9)      Subsequent Event

         On November 4, 1997 the Company sold 930,233 shares of common stock for a purchase price of $21.50 per share through an initial public offering. The net proceeds from the offering of approximately $18.6 million are expected to be contributed to the Bank as capital, in part to support the acquisition of the BNY branches.

Item 2:
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Total assets at September 30, 1997 increased by $301.3 million to $738.1 million as compared to $436.8 million at December 31, 1996, an increase of approximately 69.0%. The increase was due, in part, to the acquisition of four branch offices, related deposits and certain assets from First Union National Bank, Avondale, Pennsylvania ("First Union") and three branch offices and related deposits from Oritani Savings Bank, Hackensack, New Jersey
("Oritani"). The branch purchases included approximately $100 million of deposits.

         Investment securities available for sale increased $195.2 million, from $95.6 million at December 31, 1996 to $290.8 million at September 30, 1997. The increase was primarily a result of the investment of excess funds created from the First Union and Oritani branch purchases, as well as an increase of $96.5 million of U. S. Government Agency securities acquired with funds borrowed from the FHLB.

         Net loans at September 30, 1997 amounted to $388.6 million, an increase of $93.1 million from $295.5 million at December 31, 1996. The increase was primarily from increased originations of commercial and industrial loans. The ratio of non-performing assets to total loans and real estate owned for the three months ended September 30, 1997 was 0.52% compared to 1.06% for the year ended December 31, 1996. The ratio of allowance for loan losses to total non-performing loans was 192.47% at September 30, 1997 compared to 107.26% at December 31, 1996. The ratio of allowance for loan losses to total loans was 0.96% at September 30, 1997 compared to 0.87% at December 31, 1996.

         Excess of cost over fair value of assets acquired increased $5.9 million, from $5.4 million at December 31, 1996 to $11.3 million at September 30, 1997. The increase was a result of the premium paid for the First Union and Oritani acquisitions, less related amortization.

         Total liabilities at September 30, 1997 amounted to $678.3 million compared to $409.4 million at December 31, 1996, an increase of $268.9 million.

         Total deposits grew to $541.3 million at September 30, 1997, a $155.3 million increase over December 31, 1996 deposits of $386.0 million. The increase was primarily the result of deposits acquired from First Union and Oritani , as well as approximately $40 million from internal deposit growth.

         Advances from the Federal Home Loan Bank were $16.5 million at September 30, 1997 compared to $10.0 million at December 31, 1996. The increase in Federal Home Loan Bank advances was used to help fund the Company's loan growth. Federal funds purchased and securities sold under agreements to repurchase grew $112.3 million, from $5.3 million at December 31, 1996, to $117.6 million at September 30, 1997. Of the increase, $96.5 million were repurchase agreements from the Federal Home Loan Bank to fund securities purchases in an arbitrage designed to enhance net interest income by leveraging the Bank's available capital.

         Total shareholders' equity grew by $3.7 million, from $27.4 million at December 31, 1996, to $31.1 million at September 30, 1997. The increase was a result of net earnings of $2.7 million for the nine months ended September 30, 1997 augmented by an improvement in the net unrealized loss on securities available for sale, net of income taxes of $679,000.

Liquidity and Capital Resources

         Liquidity management is a daily and long-term business function. The Company's liquidity, represented in part by cash and cash equivalents, is a product of its operating, investing and financing activities. Proceeds from repayment of loans, maturities of investment securities, net income and increases in deposits and borrowings are the primary sources of liquidity of the Company.

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

         The increase of commercial loans has the effect of increasing the level of risk-based assets and thus lowering the Company's risk-based capital ratios. In general, commercial loans are categorized as having a 100% risk-weighting using the calculations required by the Company's regulators. The rate at which commercial loans have grown has outpaced the internal growth rate of the Company's capital.

         Because the Bank management is required to maintain certain risk-based capital levels, subsequent to the end of the third quarter, and in anticipation of its growth, the Company issued $20 million of its common stock through an initial public offering. Management monitors the Company's capital levels, and when appropriate, will recommend additional capital raising efforts to the Company's board of directors.


Comparison of Operating Results for the Three Months Ended September 30, 1997 and 1996.

         General. Net income increased by $425,000 for the three months ended September 30, 1997 to $1.2 million from $775,000 for the three months ended September 30, 1996. Net interest income increased $1.4 million and the provision for loan losses increased $195,000 for the three months ended September 30, 1997 compared to the same period in 1996. Other income increased by $144,000 to $597,000 for the three months ended September 30, 1997 as compared to $453,000 for the three months ended September 30, 1996. Other expenses increased by $819,000 to $4.4 million for the three months ended September 30, 1997 as compared to $3.6 million for the three months ended September 30, 1996.

         Net Interest Income. The increase in net interest income was due to a $4.8 million increase in interest income partially offset by a $3.4 million increase in interest expense.

         Interest Income. Interest income for the three months ended September 30, 1997 increased approximately $4.8 million , or 61.1%, from $7.9 million for the same period in 1996 to $12.7 million in 1997. The increase was primarily the result of an increase of $2.8 million in interest and fees on loans and resulting from internal growth and $1.7 million in interest on investment securities augmented by the branch acquisitions from First Union and Oritani

         Interest Expense. Interest expense for the three months ended September 30, 1997 increased approximately $3.4 million, from $3.4 million for the same period in 1996 to $6.8 million in 1997. This increase was primarily due to a $1.4 million increase in interest on deposit accounts and $1.3 million increase on short-term borrowed funds.

         For the three months ended September 30, 1997, the Company incurred $726,000 of interest expense on the Preferred Securities.

         Provision for Loan Losses. For the three months ended September 30, 1997, the provision for loan losses amounted to $420,000, an increase of $195,000, or 86.7%, compared to $225,000 for the same period in 1996. The increase was primarily the result of the increase in the Company's loan portfolio due to internal growth. Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the Bank's primary regulator.

         Other Income. Other income increased $144,000 for the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996. The increase was a result of fees generated by a larger deposit base acquired in the First Union and Oritani deposit acquisitions.

         Other Expenses. Other expenses increased approximately $819,000, to $4.4 million for the three months ended September 30, 1997 as compared to $3.6 million for the same period in 1996. Of the increase, $119,000 was in salaries and employee benefits, $159,000 in occupancy expense, $123,000 in equipment expense, $74,000 in data processing expense, $34,000 in postage and supplies, and $218,000 in amortization of excess of cost over fair value of assets acquired. The increase in other expenses reflects the Company's strategy to support planned expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review, compliance and audit departments. The increase in occupancy, equipment and data processing expenses were the result of internal growth and the First Union and Oritani acquisitions.

         Income Taxes. Applicable income taxes increased $156,000 for the three months ended September 30, 1997 as compared to the same period in 1996. The increase resulted from a higher pre-tax earnings.


Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996.

         General. Net income increased by $511,000 for the nine months ended September 30, 1997 to $2.7 million from $2.2 million for the nine months ended September 30, 1996. Net interest income increased $3.1 million and the provision for loan losses increased $570,000 for the nine months ended September 30, 1997 compared to the same period in 1996. Other income increased by $75,000 to $1.4 million for the nine months ended September 30, 1997 as compared to $1.3 million for the nine months ended September 30, 1996. Other expenses increased by $2.0 million to $11.7 million for the nine months ended September 30, 1997 as compared to $9.7 million for the nine months ended September 30, 1996.

         Net Interest Income. The increase in net interest income was due to a $9.6 million increase in interest income partially offset by a $6.5 million increase in interest expense.

         Interest Income. Interest income for the nine months ended September 30, 1997 increased approximately $9.6 million , or 45.1%, from $21.3 million for the same period in 1996 to $30.9 million in 1997. The increase was primarily the result of an increase of $8.0 million in interest and fees on loans and $1.3 million in interest on investment securities due to internal growth augmented by the First Union and Oritani branch purchases.

         Interest Expense. Interest expense for the nine months ended September 30, 1997 increased approximately $6.5 million, or 71.8%, from $9.0 million for the same period in 1996 to $15.5 million in 1997. This increase was primarily due to a $2.4 million increase in interest on deposit accounts and a $2.5 million increase in interest on short-term borrowed funds. These increases were the result of internal growth and the addition of the First Union and Oritani branches. The growth in interest expense was also influenced by a $1.6 million increase in interest on guaranteed preferred beneficial interest in subordinated debt resulting from the issuance of the Preferred Securities.

         Provision  for Loan  Losses.  For the nine months ended  September  30,
1997, the provision for loan losses amounted to $1.2 million, an increase of $570,000, or 84.4%, compared to $675,000 for the same period in 1996. The increase was primarily the result of the internal growth of the Company's loan portfolio. Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the Bank's primary regulator.

         Other Income. Other income increased $75,000 for the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996. The increase was a primarily a result of an increase of $217,000 in service charges on deposit accounts resulting from a larger customer base. This increase was partially offset by lower gains on the sale of investment securities of $112,000.

         Other Expenses. Other expenses increased approximately $2.0 million, to $11.7 million for the nine months ended September 30, 1997 as compared to $9.7 million for the same period in 1996. The increase, resulting from operating a larger organization, was evidenced by a growth of $843,000 in salaries and employee benefits, $306,000 in equipment expense, $251,000 in data processing expense, $273,000 in amortization of excess of cost over fair value of assets acquired, and $178,000 of other expenses. The increase in other expenses reflects the Company's strategy to support planned expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review, compliance and audit departments. The increase in occupancy, equipment and data processing expenses were the result of internal growth and the recent branch acquisitions.

         Income Taxes. Applicable income taxes increased $78,000 for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase resulted from a higher pre-tax earnings.

                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings

         The Company is not engaged in any legal proceedings of a material nature at September 30, 1997. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


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

         (b) The following current reports on Form 8-K were filed during the quarter ended September 30, 1997:

                  Form 8-K dated August 28, 1997, announcing a 3 for 2 stock split in the form of a stock dividend.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date       November 13, 1997             Sun Bancorp, Inc.
                                         (Registrant)




                                         /s/  Philip W. Koebig, III
                                         ---------------------------------------
                                         Philip W. Koebig, III
                                         Executive Vice President





Date       November 13, 1997             /s/  Robert F. Mack
    ----------------------------         ---------------------------------------
                                         Robert F. Mack
                                         Controller