Form 10-K405
period 1997-12-31
SUN BANCORP INC /NJ/
filed 1998-03-31
CIK 1017793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
         For the fiscal year ended   December 31, 1997
                                    ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required) For the transition period from
                           to                .
         -----------------    ---------------

                           Commission File No. 0-20957

                                Sun Bancorp, Inc.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

New Jersey                                                   52-1382541
-----------------------------------------------           -------------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
or Organization)                                          Identification No.)

226 Landis Avenue, Vineland, New Jersey                           08360
-----------------------------------------------           --------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code:   (609) 691-7700
                                                      --------------

Securities registered under to Section 12(b) of the Exchange Act:       None
                                                                       ------

Securities registered under to Section 12(g) of the Exchange Act:

                          Common Stock, $1.00 par value
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES     X      NO     .
                                                -----       -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock on March 26, 1998 was approximately $116.4 million.

         As of March 26, 1998, there were issued and outstanding 6,022,481 shares of the registrant's Common Stock.
                       DOCUMENTS INCORPORATED BY REFERENCE
         1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997. (Parts I, II and IV)
         2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1997. (Part III)

PART I

         SUN BANCORP, INC. (THE "COMPANY") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS," INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FORM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES, ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

         THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD- LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1.  Business
-----------------

General

         The Company is a one-bank holding company headquartered in Vineland, New Jersey engaged primarily in commercial and consumer banking services through its sole bank subsidiary, Sun National Bank (the "Bank"). The Company's principal business is to serve as a holding company for the Bank and was incorporated in 1985. The Company's other subsidiary, Sun Capital Trust (the "Trust"), was formed solely to facilitate the issuance of preferred securities and the sale of the Company's Junior Subordinated Debentures. In April 1995, the Company changed its name from Citizens Investments, Inc.

to its present name. The Bank has one wholly-owned subsidiary, Med-Vine, Inc., a Delaware corporation, which was formed in 1992 to hold a majority of the Company's investment portfolio.

         The Company is focused on a strategy to expand its franchise throughout southern and central New Jersey. Continued consolidation of the banking industry, and a regionalization of decision-making authority by larger banking institutions resulted in many area businesses and individuals in the Bank's market being underserved. The opportunities provided in this market prompted the Board and management to actively pursue strategic acquisitions.

         The Bank offers a wide variety of commercial and consumer lending and deposit services through its 39 branch offices located throughout southern and central New Jersey. The commercial loans offered by the Bank include short- and long-term business loans, lines of credit, non-residential mortgage loans, and real estate construction loans. Consumer loans include home equity loans, residential real estate loans, and installment loans. The Bank also offers deposits and personal banking services, including commercial banking services, retail deposit services such as certificates of deposit, money market accounts, savings accounts, ATM access, cash management services and individual retirement accounts, and securities brokerage and investment advisory services through a third-party arrangement.

Market Area

         The Bank has been, and intends to continue to be, a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts its business through 39 branch offices and one loan administration office located in the southern and central New Jersey counties of Atlantic, Burlington, Camden, Cape May, Cumberland, Mercer, Middlesex, Monmouth, Ocean, Salem and Somerset ("primary market area"). The Bank's deposit gathering base and lending area is concentrated in the communities surrounding its offices.

         The Bank is a community-based financial institution headquartered in Cumberland County, New Jersey. The city of Vineland is approximately 30 miles southeast of Philadelphia, Pennsylvania, and 30 miles southeast of Camden, New Jersey. The Philadelphia International Airport is approximately 45 minutes from Vineland.

         The central and southern New Jersey areas are among the fastest growing population areas in New Jersey and has a significant number of retired residents who have traditionally provided the Bank with a stable source of deposit funds. The economy of the Bank's primary market area is based upon a mixture of the agriculture, transportation, manufacturing and tourism trade. These areas are also home to commuters working in New Jersey suburban areas around New York and Philadelphia.

         Management considers the Bank's reputation for customer service as its major competitive advantage in attracting and retaining customers in its market area. The Bank also believes it benefits from its community orientation, as well as its established deposit base and level of core deposits.

Lending Activities

         General

         The principal lending activity of the Bank is the origination of commercial real estate loans, commercial business and industrial loans, home equity loans, mortgage loans and, to a much lesser extent, installment loans. All loans are originated in the Bank's primary market area.

         Commercial and Industrial Loans

         The Bank originates several types of commercial and industrial loans. Included as commercial loans are short- and long-term business loans, lines of credit, non-residential mortgage loans and real estate construction loans. The primary focus of the Bank is on the origination of commercial loans secured by real estate. The majority of the Bank's customers for these loans are small- to medium-sized businesses located in the southern and central parts of New Jersey.

         Commercial Real Estate Loans

         Loans secured by commercial properties generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. A significant portion of the Bank's commercial real estate and commercial and industrial loan portfolio includes a balloon payment feature. A number of factors may affect a borrower's ability to make or refinance a balloon payment, including without limitation the financial condition of the borrower at the time, the prevailing local economic conditions, and the prevailing interest rate environment. There can be no assurance that borrowers will be able to make or refinance balloon payments when due.

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

         Home Equity Loans

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

         Residential Real Estate Loans

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

         Installment Loans

         The Bank originates installment or consumer loans secured by a variety of collateral, such as new and used automobiles. The Bank makes a very limited number of unsecured installment loans. Through a merger in 1994, the Bank acquired a credit card portfolio which it intends to reduce as current customers pay off their lines of credit.

         Loan Solicitation and Processing

         Loan  originations  are derived  from a number of sources  such as loan
officers,   customers,   borrowers  and  referrals  from  real  estate  brokers,
accountants, attorneys and regional advisory boards.

         Upon receipt of a loan application, a credit report is ordered and reviewed to verify specific information relating to the loan applicant's creditworthiness. For residential mortgage loans, written verifications of employment and deposit balances are requested by the Bank. The Bank requires that an appraisal of the real estate intended to secure the proposed loan is undertaken by a certified independent appraiser approved by the Bank and licensed by the State. After all of the required information is obtained, the Bank then makes its credit decision. Depending on the type, collateral and amount of the credit request, various levels of approval may be necessary. In general, loans of $100,000 or more must be presented at an Officers' Loan Committee which has the authority to approve unsecured loans to $750,000 and secured loans to $1.5 million. The Officers' Loan Committee is comprised of the Bank's CEO, senior lending officer and regional lending officers. Credit requests in excess of the approval authority of the Officers' Loan Committee must also be presented to the Bank's Board of Directors for approval. Loans under $100,000 are generally approved by various levels of Bank management. All loans require the approval of at least two lending officers.

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

         Loan Commitments

         When a commercial loan is approved, the Bank issues a written commitment to the loan applicant. The commitment indicates the loan amount, term and interest rate and is valid for approximately 45 days. Approximately 90% of the Bank's commitments are accepted or rejected by the customer before the expiration of the commitment. At December 31, 1997, the Bank had approximately $84.3 million in commercial loan commitments outstanding.

         Credit Risk, Credit Administration and Loan Review

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

Investment Securities Activities

         General

         The investment policy of the Bank is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that optimize interest income within acceptable limits of safety and liquidity. The Bank's investments consist primarily of federal funds, securities issued or guaranteed by the United States Government or its agencies, states and political subdivisions and corporate bonds.

Sources of Funds

         General

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

         Deposits

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

Cash Management Services

         The Company now offers a menu of cash management services designed to meet the more sophisticated needs of its commercial customers. Headed by an experienced cash management executive, the Cash Management Department offers products such as electronic banking, sweep accounts, lockbox services, PC banking and controlled disbursement services. Many of these services are provided through third-party vendors with links to the Company's data center.

Competition

         The Bank faces substantial competition both in attracting deposits and in lending funds. The State of New Jersey has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. In order to compete with the many financial institutions serving its primary market area, the Bank's operating goal is to continue to provide a broad range of financial services with a strong emphasis on customer service to individuals and businesses in southern and central New Jersey.

         The competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional and money center banks in the Bank's market area. Competition for funds also include a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional and money center banks, and mortgage-bankers many of whom have far greater resources then the Bank. Non-bank competition, such as investment brokerage houses, has intensified in recent years for all banks since non-bank competitors are not subject to same regulatory burdens as banks.

Personnel

         At December 31, 1997, the Company had 281 full-time and 68 part-time employees, all of whom were on the payroll of the Bank. The Bank's employees are not represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.


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

The Company

         General. As a registered holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended ("BHCA") and is subject to supervision and regular inspection by the Federal Reserve. The BHCA requires, among other things, the prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve") in any case where the Company proposes to (i) acquire all or substantially all of the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or (iii) merge or consolidate with any other bank holding company.

         Acquisitions/Permissible Business Activities. The Bank has the ability, subject to certain restrictions, including state opt-out provisions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

         Under the BHCA, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any nonbanking corporation. Further, the Company may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of nonbanking corporations except those corporations engaged in businesses or furnishing services that the Federal Reserve deems to be closely related to banking.

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

         Dividend Restrictions. Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $10.0 million at December 31, 1997. In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies.

         Affiliate Transaction Restrictions. The Bank is subject to federal laws that limit the transactions by subsidiary banks to or on behalf of their parent company and to or on behalf of any nonbank subsidiaries. Such transactions by a subsidiary bank to its parent company or to any nonbank subsidiary are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of such bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits banks from purchasing "low-quality" assets from affiliates.

         FDIC Insurance Assessments. Substantially all of the deposits of the Bank are insured by the Bank Insurance Fund ("BIF") and the remaining deposits are insured by the Savings Association Insurance Fund ("SAIF"), all of which are subject to Federal Deposit Insurance Corporation ("FDIC") insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. During 1995, the FDIC's Board of Directors significantly reduced premium rates assessed on deposits insured by the BIF. Under the current regulations, the Company is assessed a premium on BIF-insured deposits.

         Enforcement Powers of Federal Banking Agencies. Federal banking agencies possess broad powers to take corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". At December 31, 1997, the Company and the Bank exceeded the required ratios for classification as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

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

         Capital Guidelines. Under the risk-based capital guidelines applicable to the Company and the Bank, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off- balance-sheet activities) is 8.00%. At least half of the total capital must be "Tier 1" or core capital, which primarily includes common shareholders' equity and qualifying preferred stock, less goodwill and other disallowed tangibles. "Tier 2" or supplementary capital includes, among other items, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for credit losses, subject to certain limitations, less required deductions as prescribed by regulation.

         In addition, the federal bank regulators established leverage ratio (Tier 1 capital to total adjusted average assets) guidelines providing for a minimum leverage ratio of 3% for bank holding companies and banks meeting certain specified criteria, including that such institutions have the highest regulatory examination rating and are not contemplating significant growth or expansion. Institutions not meeting these criteria are expected to maintain a ratio which exceeds the 3% minimum by at least 100 to 200 basis points. The federal bank regulatory agencies may, however, set higher capital requirements when particular circumstances warrant. Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies.

         At December 31, 1997, the Bank's and the Company's respective total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory capital requirements.

Legislative Proposals and Reforms

         In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act and the BHCA to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them, will be reintroduced in the current Congress and become law. Consequently, it is not possible to determine what effect, if any, they may have on the Company and the Bank.

Item 2. Properties
------------------

         The Company and the Bank operate from their main office and 39 branch offices. The Bank leases its main office and 13 branch offices. The remainder of the branch offices are owned by the Bank.


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

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

         Information relating to the market for the Company's Common Stock and related shareholder matters appears under "Letter to Shareholders" in the Company's 1997 Annual Report to Shareholders on pages 3 and 4, Note 2 to the Consolidated Financial Statements on Page 33 and Note 25 to the Consolidated Financial Statements on page 50 and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The above-captioned information appears under "Selected Financial and Other Data" in the Company's 1997 Annual Report to Shareholders on page 2, and is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

         The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders on pages 8 through 24, and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The above-captioned information appears under "GAP Analysis" in the Company's 1997 Annual Report to Shareholders on pages 16 and 17, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Consolidated Financial Statements of Sun Bancorp, Inc. and its subsidiaries are included in the Registrant's 1997 Annual Report to Shareholders on pages 25 through 50, and are incorporated herein by reference.

Item  9.  Changes  In and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
--------------------

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors - General Information and Nominees" and "- Biographical Information" in the Proxy Statement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information  required by this item is  incorporated  herein by
                  reference  to  the  first  chart  in  the  section   captioned
                  "Proposal I - Election of Directors" in the Proxy Statement.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Additional Information About Directors and Executive Officers - Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

         (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:


         Report of Independent Auditors.................................25

         Consolidated Statements of Financial Condition.................26

         Consolidated Statements of Income..............................27

         Consolidated Statements of Shareholders' Equity................28

         Consolidated Statements of Cash Flows..........................29-30

         Notes to Consolidated Financial Statements.....................31-50

         There are no financial statements schedules that are required to be included in Part II, Item 8.

         (b) A Form 8-K was filed on November 10, 1997 in connection with branch acquisitions by the Bank.

                  A Form 8-K was filed on December 5, 1997 in connection with branch acquisitions by the Bank.

         (c)      Exhibits

         The following Exhibits are filed as part of this report:

                   3(i)    Certificate of Incorporation of Sun Bancorp, Inc. *

                   3(ii)   Amended and Restated Bylaws of Sun Bancorp, Inc.

                  10.1     1995 Stock Option Plan *

                  10.2     Employment Agreement with Adolph F. Calovi**

                  13       Annual Report to Shareholders

                  21       Subsidiaries of the Registrant

                  23       Consent of Deliotte & Touche, LLP

                  27       Financial Data Schedule
---------------------
*        Incorporated by reference to the Form 10 (File No. 0-20957).
**       Incorporated by reference to the Form S-1/A (File No. 333-21903)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 1998

                                    SUN BANCORP, INC.


                                    By:   /s/ Adolph F. Calovi
                                          --------------------------------------
                                          Adolph F. Calovi
                                          President, Chief Executive Officer and
                                           Director
                                          (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 1998.


/s/ Adolph F. Calovi                /s/ Philip W. Koebig, III
----------------------------------  -------------------------------------
Adolph F. Calovi                    Philip W. Koebig, III
President, Chief Executive Officer Executive Vice President and Director and Director
(Principal Executive Officer)


/s/ Bernard A. Brown                /s/ Sidney R. Brown
----------------------------------  --------------------------------------
Bernard A. Brown                    Sidney R. Brown
Chairman of the Board and Director  Vice Chairman, Secretary and Treasurer


/s/ Peter Galetto, Jr.              /s/ Anne E. Koons
---------------------------------   --------------------------------------
Peter Galetto, Jr.                  Anne E. Koons
Director                            Director


/s/ Ike Brown                       /s/ Robert F. Mack
--------------------------------    --------------------------------------
Ike Brown                           Robert F. Mack
Director                            Executive Vice President
                                    (Principal Financial and Accounting Officer)