Form 10-Q
period 1998-03-31
SUN BANCORP INC /NJ/
filed 1998-05-14
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1998
                                                ----------------


                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ------------------
Commission file number                    0 -20957
                       --------------------------------------------


                                SUN BANCORP, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                    52-1382541
--------------------------------------------------        ----------------
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

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No
      --------       ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock             6,032,081                May 4, 1998
-----------------------------             ---------                -----------
        Class                    Number of shares outstanding          Date

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                March 31,     December 31,
                                                                                  1998           1997
                                                                                  ----           ----
                                                                               (Unaudited)
ASSETS
Cash and due from banks                                                     $   30,699,425   $   34,060,747
Federal funds sold                                                              11,500,000                -
                                                                            --------------   --------------
  Cash and cash equivalents                                                     42,199,425       34,060,747
Investment securities available for sale (amortized cost -
  $463,757,702; 1998 and $576,045,766; 1997                                    464,000,918      576,278,353
Loans receivable (net of allowance for loan losses -
  $4,620,679; 1998 and $4,193,801; 1997)                                       456,010,143      427,761,049
Bank properties and equipment                                                   24,779,849       24,479,854
Real estate owned, net                                                             270,114          270,114
Accrued interest receivable                                                      8,997,930        6,752,163
Excess of cost over fair value of assets acquired                               26,088,138       26,174,146
Deferred taxes                                                                   1,625,430        1,314,043
Receivable for investment  securities sold                                      29,347,975
Other assets                                                                     3,946,168        2,882,356
                                                                            --------------   --------------

TOTAL                                                                       $1,057,266,090   $1,099,972,825
                                                                            ==============   ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                    $  731,436,161   $  695,387,536
Advances from the Federal Home Loan Bank                                                 -       75,000,000
Federal funds purchased                                                                  -        5,500,000
Securities sold under agreements to repurchase                                 235,494,425      235,813,503

Other liabilities                                                                4,936,896        4,889,487
                                                                            --------------   --------------
  Total liabilities                                                            971,867,482    1,016,590,526
                                                                            --------------   --------------

Guaranteed preferred beneficial interest in subordinated debt                   28,750,000       28,750,000


SHAREHOLDERS' EQUITY
Preferred stock, none issued                                                             -                -
Common stock, $1 par value, 10,000,000 shares authorized,
  issued and outstanding:  6,029,228 in 1998; and 4,013,791 in 1997              6,029,228        4,013,791

Surplus                                                                         39,048,933       38,850,245
Retained earnings                                                               11,409,924       11,614,755
Net Unrealized gain on securities available for sale, net of income taxes          160,523          153,508
                                                                            --------------   --------------

    Total shareholders' equity                                                  56,648,608       54,632,299
                                                                            --------------   --------------

TOTAL                                                                       $1,057,266,090   $1,099,972,825
                                                                            ==============   ==============


--------------------------------------------------
    See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                             --------------------------
                                                                                  1998          1997
                                                                                  ----          ----
                                                                                    (Unaudited)
INTEREST INCOME:
  Interest and fees on loans                                                  $10,392,970   $ 6,922,049
  Interest on investment securities                                             8,826,144     1,329,573
  Interest on federal funds sold                                                   44,289           867
                                                                              -----------   -----------
    Total interest income                                                      19,263,403     8,252,489
                                                                              -----------   -----------

INTEREST EXPENSE:
  Interest on deposits                                                          5,597,531     3,192,527
  Interest on short-term borrowed funds                                         4,002,941       433,238
  Interest on guaranteed preferred beneficial interest in subordinated debt       721,468        97,225
                                                                              -----------   -----------
      Total interest expense                                                   10,321,940     3,722,990
                                                                              -----------   -----------

    Net interest income                                                         8,941,463     4,529,499

PROVISION FOR LOAN  LOSSES                                                        482,894       420,000
                                                                              -----------   -----------
    Net interest income after provision for loan losses                         8,458,569     4,109,499
                                                                              -----------   -----------

OTHER INCOME:
  Service charges on deposit accounts                                             665,387       318,159
  Other service charges                                                            21,844        16,878
  Gain on sale of fixed assets                                                                    1,200
  Gain on sale of loans                                                            78,916
  Gain on sale of investment securities                                           330,728         5,303
  Other                                                                           174,038        66,057
                                                                              -----------   -----------
    Total other income                                                          1,270,913       407,597
                                                                              -----------   -----------

OTHER EXPENSES:
  Salaries and employee benefits                                                3,377,976     1,746,802
  Occupancy expense                                                               730,656       349,358
  Equipment expense                                                               515,709       238,464
  Professional fees and services                                                  154,466        56,692
  Data processing expense                                                         521,145       386,087
  Amortization of excess of cost over fair value of assets acquired               943,524       206,664
  Postage and supplies                                                            235,396        84,621
  Insurance                                                                        69,122        76,369
  Other                                                                           630,196       427,802
                                                                              -----------   -----------
    Total other expenses                                                        7,178,190     3,572,859
                                                                              -----------   -----------

INCOME BEFORE INCOME TAXES                                                      2,551,292       944,237

INCOME TAXES                                                                      746,000       265,000
                                                                              -----------   -----------

NET INCOME                                                                    $ 1,805,292   $   679,237
                                                                              ===========   ===========


    Basic earnings per share                                                  $      0.30   $      0.16
                                                                              ===========   ===========

    Diluted earnings per share                                                $      0.27   $      0.15
                                                                              ===========   ===========

Weighted average shares                                                         6,021,609     4,371,952
                                                                              ===========   ===========

---------------------------------
     See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Three Months
                                                                                         Ended March 31,
                                                                                  -----------------------------
                                                                                        1998           1997
                                                                                        ----           ----
                                                                                            (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                      $  1,805,292    $    679,237
  Adjustments to reconcile net income to net cash used in operating activities:
    Provision for loan losses                                                          482,894         420,000
    Depreciation and amortization                                                      233,560         136,581
    Amortization of excess cost over fair value of assets acquired                     943,524         206,664
    Gain on sale of loans                                                              (78,916)
    Gain on sale of investment securities available for sale                          (330,728)         (5,303)
    Gain on sale of bank properties and equipment                                                       (1,200)
    Deferred income taxes                                                             (315,001)       (175,000)
    Change in assets and liabilities which (used) provided cash:
        Accrued interest and other assets                                           (3,309,579)     (1,958,365)
        Accounts payable and accrued expenses                                           47,409        (202,784)
                                                                                  ------------    ------------
        Net cash used in operating activities                                         (521,545)       (900,170)
                                                                                  ------------    ------------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                            (28,478,878)     (2,584,787)
  Purchases of mortgage-backed securities available for sale                        (8,457,393)
  Proceeds from maturities of investment securities available for sale              16,500,000             553
  Proceeds from maturities of mortgage-backed securities available for sale          9,952,513
  Proceeds from sale of investment securities available for sale                    64,356,843       1,894,015
  Proceeds from sale of mortgage-backed securities available for sale               29,438,756
  Proceeds from sale of loans                                                        2,381,983
  Net increase in loans                                                            (31,000,576)    (24,618,239)
  Increase in loans resulting from branch acquisitions                                 (34,479)
  Purchase of bank properties and equipment                                           (457,285)       (178,288)
  Increase in bank properties and equipment resulting from branch acquisitions        (117,294)
  Proceeds from sale of bank properties and equipment                                                    1,200
  Proceeds from guaranteed preferred beneficial interest in subordinated debt                       25,000,000
  Excess of cost over fair value of assets acquired                                   (857,516)
  Decrease in real estate owned, net                                                         -         217,978
                                                                                  ------------    ------------
        Net cash provided by (used in) investing activities                         53,226,674        (267,568)
                                                                                  ------------    ------------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                               10,899,696     (14,721,042)
  Increase in deposits resulting from branch acquisitions                           25,148,929
  Net (repayments) borrowings under line of credit and repurchase agreements       (80,819,078)     18,224,674
  Proceeds from exercise of stock options                                                               29,560
  Payments for fractional interests resulting from stock dividend                       (2,694)

  Proceeds from issuance of common stock                                               206,696               -
                                                                                  ------------    ------------
        Net cash (used in) provided by financing activities                        (44,566,451)      3,533,192
                                                                                  ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            8,138,678       2,365,454
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      34,060,747      21,806,758
                                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 42,199,425    $ 24,172,212
                                                                                  ============    ============

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

      The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 1997. The results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998 or any other period.

(2)   Acquisitions

      On February 26, 1998, the Bank purchased one branch from First Savings Bank, Woodbridge, N.J. The Bank acquired approximately $25,228,000 of deposit liabilities plus accrued interest, $118,000 in equipment, $34,000 in loans and $119,000 in cash. The Bank paid a premium of $1,085,000, which is being amortized over seven years.

(3)   Loans

      The components of loans as of March 31, 1998 and December 31, 1997 were as follows:

                                               March 31, 1998      December 31, 1997
                                               --------------      -----------------
                                                  (Unaudited)
       Commercial and industrial               $  372,552,722         $  346,475,157
       Real estate-residential mortgages           51,426,548             50,178,260
       Installment                                 36,651,552            35,301,433
                                               --------------         --------------
         Total gross loans                        460,630,822            431,954,850
       Allowance for loan losses                   (4,620,679)            (4,193,801)
                                               --------------         --------------
         Net Loans                             $  456,010,143         $  427,761,049
                                               ==============         ==============

       Non-accrual loans                       $      947,695         $      896,902


(4)   Allowance For Loan Losses

      Changes in the allowance for loan losses were as follows:

                                             For the three month
                                                period ended          For the year ended
                                               March 31, 1998         December 31, 1997
                                               --------------         ------------------
                                                  (Unaudited)
       Balance, beginning of period              $  4,193,801            $  2,595,312
       Charge-offs                                  (  64,293)               (102,408)
       Recoveries                                       8,277                  35,897
                                                 ------------            ------------
         Net charge-offs                            (  56,016)              (  66,511)
       Provision for loan losses                      482,894               1,665,000
                                                 ------------            ------------
       Balance, end of period                    $  4,620,679            $  4,193,801
                                                 ============            ============


      The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under Statements of Financial Accounting Standards ("SFAS") Nos. 114 and 118 issued by the Financial Accounting Standards Board. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan.

      An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant.

      Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follows:

                                                            March 31, 1998        December 31, 1997
                                                            --------------        -----------------
                                                               (Unaudited)
       Impaired loans with related reserve for loan                    --                      --
         losses calculated under SFAS No. 114
       Impaired loans with no related reserve for loan        $  1,117,942             $ 1,157,838
         losses calculated under SFAS No. 114                 ------------             -----------
       Total impaired loans                                   $  1,117,942             $ 1,157,838
                                                              ============             ===========

                                                                  For the three months     For the year ended
                                                                  ended March 31, 1998     December 31, 1997
                                                                  --------------------     -----------------
                                                                      (Unaudited)

       Average impaired loans                                         $ 1,127,278             $ 1,244,522
       Interest  income   recognized  on impaired loans               $    27,071             $   106,715

       Cash  basis  interest  income recognized on impaired loans               -             $    82,544



(5)   Deposits

      Deposits consist of the following major classifications:

                                        March 31, 1998   December 31, 1997
                                        --------------   -----------------
                                      (Unaudited)

    Demand deposits                       $267,469,730       $268,655,067
    Savings deposits                       113,901,757        117,879,048
    Time  certificates under $100,000      257,997,501        243,257,829
    Time certificates $100,000 or more      92,067,173         65,595,592
                                          ------------       ------------
      Total                               $731,436,161       $695,387,536
                                          ============       ============

      Of the total demand deposits, approximately, $149,372,000 (unaudited) and $149,499,000 are non-interest bearing at March 31, 1998 and December 31, 1997, respectively.


(6)   Comprehensive Income

      The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. This statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of income and are recorded directly to shareholders' equity. The following table sets forth the components of comprehensive income for the periods indicated:

                                                                              For the three months ended March 31,
                                                                              ------------------------------------
                                                                                     1998                1997
                                                                                     ----                ----
                                                                                          (Unaudited)

       Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period
           before the effect of income taxes                                   $     10,629          $ 1,141,653
         Income tax effect                                                            3,614              388,162
                                                                               ------------          -----------
         Net unrealized holding gains (losses) arising during period           $      7,015          $   753,491
                                                                               ============          ===========


(7)   Earnings Per Share

      Basic earnings per share is computed by dividing income available to shareholders (net income), by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options (treasury stock method). These purchases were assumed to have been made at the average market price of the common stock, which is based on the average price received on common shares sold. Retroactive recognition has been given to market values, common stock outstanding and potential common shares for periods prior to the date of the Company's stock dividends and stock splits, as well as for the adoption of SFAS No. 128.

                                                                          For the
                                                                       Three Months            For the
                                                                           Ended              Year Ended
                                                                      March 31, 1998      December 31, 1997
                                                                      --------------      -----------------
                                                                        (Unaudited)
       Net income                                                     $   1,805,292       $    4,171,349

       Average dilutive stock options outstanding                         1,077,573            1,053,873
       Average exercise price per share                               $        6.82       $         6.56
       Average market price - diluted basis                           $       25.37       $        11.87

       Average common shares outstanding                                  6,021,609            4,607,533
       Increase in shares due to exercise of options - diluted basis        787,761              471,736
       Adjusted  shares outstanding - diluted                             6,809,370            5,079,269

       Net income per share - basic                                   $        0.30       $         0.91
       Net income per share - diluted                                 $        0.27       $         0.82



(8)   Guaranteed Preferred Beneficial Interest in Subordinated Debt

      The sole  asset of the  Trust is  $28,750,000  principal  amount  of 9.85%
      Junior  Subordinated   Debentures  issued  by  the  Company.   The  Junior
      Subordinated Debentures mature on March 31, 2027.

THE  COMPANY  MAY  FROM  TIME  TO TIME  MAKE  WRITTEN  OR ORAL  "FORWARD-LOOKING
STATEMENTS," INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS QUARTERLY REPORT ON FORM 10-Q AND THE EXHIBITS THERETO), IN ITS REPORTS TO SHAREHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES, ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 2:
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

      Total assets at March 31, 1998 decreased by $42.7 million to $1.057 billion as compared to $1.1 billion at December 31, 1997. The decrease was primarily due to a reduction in investment securities portfolio of $112.3 million, offset by an increase in federal funds sold of $11.5 million, an increase in net loans of $28.2 million and an increase in a receivable for investment securities sold of $29.3 million.

      Investment securities available for sale decreased $112.3 million, from $576.3 million at December 31, 1997 to $464.0 million at March 31, 1998. The decrease was primarily a result of sales of investment securities, the proceeds of which funded loan grown and retired short-term borrowings.

      Net loans at March 31, 1998 amounted to $456.0 million, an increase of $28.2 million from $427.8 million at December 31, 1997. The increase was primarily from increased originations of commercial and industrial loans. The ratio of non-performing assets to total loans and real estate owned at March 31, 1998 was 0.55% compared to 0.51% at December 31, 1997. The ratio of allowance for loan losses to total non-performing loans was 181.84% at March 31, 1998 compared to 189.81% at December 31, 1997. The increases in these two ratios were the result of slightly higher accruing loans contractually past due 90 days or more at March 31, 1998. The ratio of allowance for loan losses to total loans was 1.00% at March 31, 1998 compared to 0.97% at December 31, 1997.

      Excess of cost over fair value of assets acquired decreased $86,000, from $26.2 million at December 31, 1997 to $26.1 million at March 31, 1998. The decrease was a result of related amortization and a $228,000 refund of premium from the purchase of The Bank of New York branches, substantially offset by the addition of a $1.1 million premium paid for the acquisition of the Eatontown office of First Savings.

      Total liabilities at March 31, 1998 amounted to $971.9 million compared to $1,016.6 million at December 31, 1997, a decrease of $44.7 million.

      Total deposits grew to $731.4 million at March 31, 1998, a $36.0 million increase over December 31, 1997 deposits of $695.4 million. The increase was the result of approximately $25.1 million in deposits acquired from First Savings , as well from internal deposit growth.

      There were no advances from the Federal Home Loan Bank nor federal funds purchased at March 31, 1998 compared to $75.0 million and $5.5 million, respectively, at December 31, 1997. The decrease in these liabilities were due to the availability of funds from increased deposit levels combined with the proceeds from sales of investment securities.

      Total shareholders' equity grew by $2.0 million, from $54.6 million at December 31, 1997, to $56.6 million at March 31, 1998. The increase was a result of net earnings of $1.8 million for the three months ended March 31, 1998 augmented by proceeds received from the issuance of common stock amounting to approximately $207,000.

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

      The increase of commercial loans has the effect of increasing the level of risk-based assets and thus lowering the Company's risk-based capital ratios. In general, commercial loans are categorized as having a 100% risk-weighting using the calculations required by the Company's regulators. Until its recent issuance of Trust Preferred Securities and additional issuance of common shares, the rate at which commercial loans have grown has outpaced the internal growth rate of the Company's capital.

      It is the Company's intent to maintain adequate levels of risk-based capital. Management monitors the Company's capital levels, and when appropriate, will recommend additional capital raising efforts to the Company's board of directors.



Comparison of Operating Results for the Three Months Ended March 31, 1998 and 1997.

      General. Net income increased by $1.1 million for the three months ended March 31, 1998 to $1.8 million from $679,000 for the three months ended March 31, 1997. Net interest income increased $4.4 million and the provision for loan losses increased $63,000 for the three months ended March 31, 1998 compared to the same period in 1997. Other income increased by $863,000 to $1.3 million for the three months ended March 31, 1998 as compared to $407,000 for the three months ended March 31, 1997. Other expenses increased by $3.6 million to $7.2 million for the three months ended March 31, 1998 as compared to $3.6 million for the three months ended March 31, 1997.

      Net Interest Income. The increase in net interest income was due to a $11.0 million increase in interest income partially offset by a $6.6 million increase in interest expense.

      Interest Income. Interest income for the three months ended March 31, 1998 increased approximately $11.0 million , or 133.4%, from $8.3 million for the same period in 1997 to $19.3 million in 1998. The increase was primarily the result of an increase of $3.5 million in interest and fees on loans resulting from acquisitions and internal growth and $7.5 million in interest on investment securities resulting from the deployment of cash received from branch acquisitions into the Company's investment portfolio.

      Interest Expense. Interest expense for the three months ended March 31, 1998 increased approximately $6.6 million, from $3.7 million for the same period in 1997 to $10.3 million in 1998. This increase was primarily due to a $2.4 million increase in interest on deposit accounts resulting from significantly higher deposit balances due to acquisitions, a $3.6 million increase on short-term borrowed funds resulting from higher levels of securities sold under agreements to repurchase and a $624,000 increase in interest on guaranteed preferred beneficial interest in subordinated debt.

      Provision for Loan Losses. For the three months ended March 31, 1998, the provision for loan losses amounted to $483,000, an increase of $63,000, compared to $420,000 for the same period in 1997. Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the Bank's primary regulator.

      Other Income. Other income increased $863,000 for the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997. The increase was a result of fees generated by a larger deposit base due to acquisitions, augmented by $79,000 in gains from the sale of loans and an increase of $325,000 in gains on the sale of investment securities.

      Other Expenses. Other expenses increased approximately $3.6 million, to $7.2 million for the three months ended March 31, 1998 as compared to $3.6 million for the same period in 1997. Of the increase, $1.6 million was in salaries and employee benefits, $381,000 was in occupancy expense, $277,000 was in equipment expense, $98,000 was in professional fees and services, $135,000 was in data processing expense, $151,000 was in postage and supplies, and $737,000 was in amortization of excess of cost over fair value of assets acquired. The increase in other expenses reflects the Company's strategy to support planned expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review, compliance and audit departments. The increase in occupancy, equipment professional fees and services and data processing expenses were the result of internal growth and the effect of the Company's acquisitions.

      Income Taxes. Applicable income taxes increased $481,000 for the three months ended March 31, 1998 as compared to the same period in 1997. The increase resulted from a higher pre-tax earnings.






Item 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Gap Analysis

Banks have become increasingly concerned with the extent to which they are able to match maturities of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring a bank's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. On a quarterly basis, the Bank monitors its gap, primarily its six-month and one-year maturities and works to maintain its gap within a range that does not exceed a negative 15% of total assets. The Company attempts to maintain its ratio of rate-sensitive assets to rate-sensitive liabilities between 75% to 125%.

Management and the Board of Directors monitors its gap position at quarterly meetings. The Asset/Liability Committee of the Bank's Board of Directors meets to discuss the Bank's interest rate risk. The Bank uses simulation models to measure the impact of potential changes of up to 200 basis points in interest rates on the net interest income of the Company. As described below, sudden changes to interest rates should not have a material impact to the Bank's results of operations. Should the Bank experience a positive or negative mismatch in excess of the approved range, it has a number of remedial options. It has the ability to reposition its investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. It can attract variable- or fixed-rate loan products as appropriate. It can also price deposit products to attract deposits with maturity characteristics that can lower its exposure to interest rate risk.

At December 31, 1997, the Bank had a negative position with respect to its exposure to interest rate risk: total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing during the same time period by $43.0 million, representing a negative cumulative one-year gap ratio of 3.91%. As a result, the yield on interest-earning assets of the Bank should adjust to changes in interest rates at a slower rate than the cost of the Bank's interest-bearing liabilities. Because the Bank had negligible negative gap characteristics in its shorter maturity periods, the Bank's one-year gap mismatch would have little effect on the Bank's net interest margin during periods of rising or declining market interest rates.

The following table summarizes the maturity and repricing characteristics of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1997. All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. The Bank's historical experience with both interest-bearing demand deposits and savings deposits reflects an insignificant change in deposit levels for these core deposits. As a result, the Bank allocates approximately 35% to the 0-3 month category and 65% to the 1-5 year category.

                                                          Maturity/Repricing Time Periods
                                                              (Dollars in Thousands)
                                       0-3 Months    4-12 Months     1-5 Years      Over 5 Years     Total
                                       ----------    -----------     ----------     ------------  ----------

Loans Receivable                       $  149,163     $   52,032     $  164,327     $   66,432    $  431,954

Investment Securities                     284,409        130,479        102,977         58,414       576,279
                                       ----------     ----------     ----------     ----------    ----------
  Total interest-earning assets           433,572        182,511        267,304        124,846     1,008,233
                                       ----------     ----------     ----------     ----------    ----------
Interest-bearing demand deposits           46,012           --           73,387           --         119,399

Savings deposits                           11,731           --          105,578           --         117,309
Time certificates under $100,000           43,202        178,967         21,687           --         243,856
Time certificates $100,000 or more         27,415         35,426          2,754           --          65,595
Federal Home Loan Bank advances            75,000           --             --             --          75,500
Federal funds purchased                     5,500           --             --             --           5,500
Securities sold under agreements
  to repurchase                           235,814           --             --             --         235,814
                                       ----------     ----------     ----------     ----------    ----------
  Total interest-bearing liabilities      444,674        214,393        203,406           --         862,473
                                       ----------     ----------     ----------     ----------    ----------

Periodic Gap                           $  (11,102)    $  (31,882)    $   63,898     $  124,846    $  145,760
                                       ==========     ==========     ==========     ==========    ==========

Cumulative Gap                         $  (11,102)    $  (42,984)    $   20,914     $  145,760
                                       ==========     ==========     ==========     ==========

Cumulative Gap Ratio                       (1.01%)        (3.91%)        (1.90%)       13.27%
                                       ==========     ==========     ==========     ==========

                        PART II - OTHER INFORMATION


Item 1      Legal Proceedings

      The Company is not engaged in any legal proceedings of a material nature at March 31, 1998. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2      Changes in Securities and Use of Proceeds

      Not applicable


Item 3      Defaults Upon Senior Securities

      Not applicable


Item 4      Submission of Matters to a Vote of Security Holders

      Not applicable


Item 5      Other Information

      Not applicable


Item 6      Exhibits and Reports on Form 8-K

            (a)     27    Financial Data Schedule (electronic filing only)

            (b)     The following current reports on Form 8-K were filed during the quarter ended
                    March 31, 1998:

                    Form 8-K dated February 18, 1998, announcing a 3 for 2 stock split in the form of a 50%
                    stock dividend.

                    Form 8-K dated March 3,1998, reporting the adoption of amended and restated bylaws.

                                 SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date       May 5, 1998                    Sun Bancorp, Inc.
           -----------                    -----------------
                                             (Registrant)




                                          /s/ Philip W. Koebig, III
                                          -------------------------
                                          Philip W. Koebig, III
                                          Executive Vice President



Date       May 5, 1998                    /s/Robert F. Mack
           -----------                    -----------------
                                          Robert F. Mack
                                          Controller