Form 10-Q
period 1998-06-30
SUN BANCORP INC /NJ/
filed 1998-08-13
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                                       -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -------------

                       Commission file number 0 - 20957 .
                                              ---------

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

                 226 Landis Avenue, Vineland, New Jersey 08360
                    (Address of principal executive offices)
                                   (Zip Code)

                                (609) 691 - 7700
                                ----------------
              (Registrant's telephone number, including area code)

     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No
                                               ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock          6,370,271                   July 31, 1998
-----------------------------          ---------                   -------------
         Class                 Number of shares outstanding             Date

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   June 30,       December 31,
                                                                                    1998             1997
                                                                               --------------   --------------
                                                                                  (Unaudited)

ASSETS
Cash and due from banks                                                          $ 37,721,435   $  34,060,747

Federal  funds sold                                                                 9,500,000               -
                                                                               --------------   --------------
  Cash and cash equivalents                                                        47,221,435       34,060,747
Investment  securities available for sale (amortized cost -
  $556,731,127; 1998 and $576,045,766; 1997)                                      557,391,747      576,278,353
Loans  receivable  (net of  allowance  for loan losses -
  $5,134,916; 1998 and $4,193,801; 1997)                                          486,059,269      427,761,049
Bank  properties  and  equipment                                                   25,341,809       24,479,854
Real  estate  owned, net                                                              396,169          270,114
Accrued interest receivable                                                         8,233,945        6,752,163
Excess of cost over  fair  value of  assets  acquired                              25,065,280       26,174,146
Deferred taxes                                                                      1,510,512        1,314,043
Other assets                                                                        2,342,166        2,882,356
                                                                               --------------   --------------
TOTAL                                                                          $1,153,562,332   $1,099,972,825
                                                                               ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY LIABILITIES
Deposits                                                                       $  753,507,541   $  695,387,536
Advances from the Federal Home Loan Bank                                           35,700,000       75,000,000
Federal  funds purchased                                                           15,000,000        5,500,000
Securities sold under agreements to repurchase                                    256,799,936      235,813,503
Other  liabilities                                                                  4,681,135        4,889,487
                                                                               --------------   --------------
  Total  liabilities                                                            1,065,688,612    1,016,590,526
                                                                               --------------   --------------

Guaranteed preferred beneficial interest in subordinated debt                      28,750,000       28,750,000

SHAREHOLDERS'  EQUITY
Preferred  stock,  none issued                                                              -                -
Common stock, $1 par value, 10,000,000 shares  authorized,
  issued and  outstanding:  6,340,811 in 1998;  and  4,013,791  in 1997             6,340,811        4,013,791
Surplus                                                                            38,935,186       38,850,245
Retained earnings                                                                  13,411,713       11,614,755
Net unrealized gain on securities available for sale,  net of income  taxes           436,010          153,508
                                                                               --------------   --------------
Total  shareholders'  equity                                                       59,123,720       54,632,299
                                                                               --------------   --------------
TOTAL                                                                          $1,153,562,332   $1,099,972,825
                                                                               ==============   ==============

-------------------------------------------------------
See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                              For the Three Months            For the Six Months
                                                                                 Ended June 30,                 Ended June 30,
                                                                                 --------------                 --------------
                                                                                1998         1997          1998          1997
                                                                                ----         ----          ----          ----
                                                                                                  (Unaudited)
INTEREST INCOME:
  Interest and fees on loans                                                  $11,084,987   $ 7,866,567   $21,477,957   $14,788,616
  Interest on investment securities                                             8,736,500     1,963,046    17,562,644     3,292,619
  Interest on federal funds sold                                                  137,546        63,362       181,835        64,229
                                                                              -----------   -----------   -----------   -----------
     Total interest income                                                     19,959,033     9,892,975    39,222,436    18,145,464
                                                                              -----------   -----------   -----------   -----------

INTEREST EXPENSE:
  Interest on deposits                                                          6,262,645     3,363,689    11,860,176     6,556,216
  Interest on short-term borrowed funds                                         3,671,652       877,198     7,674,593     1,310,436
  Interest on guaranteed preferred beneficial interest in subordinated debt       718,803       728,007     1,440,271       825,232
                                                                              -----------   -----------   -----------   -----------
     Total interest expense                                                    10,653,100     4,968,894    20,975,040     8,691,884
                                                                              -----------   -----------   -----------   -----------

     Net interest income                                                        9,305,933     4,924,081    18,247,396     9,453,580

PROVISION FOR LOAN LOSSES                                                         527,398       405,000     1,010,292       825,000
                                                                              -----------   -----------   -----------   -----------
     Net interest income after provision for loan losses                        8,778,535     4,519,081    17,237,104     8,628,580
                                                                              -----------   -----------   -----------   -----------

OTHER INCOME:
  Service charges on deposit accounts                                             897,736       267,320     1,563,123       585,479
  Other service charges                                                            16,779         2,956        38,623        19,834
  Gain on sale of fixed assets                                                                                                1,200
  Gain on sale of loans                                                            31,525                     110,441
  Gain on sale of investment securities                                           258,189        10,289       588,917        15,592
  Other                                                                           229,791        88,166       403,829       154,223
                                                                              -----------   -----------   -----------   -----------
     Total other income                                                         1,434,020       368,731     2,704,933       776,328
                                                                              -----------   -----------   -----------   -----------

OTHER EXPENSES:
  Salaries and employee benefits                                                3,332,665     1,850,190     6,710,641     3,596,992
  Occupancy expense                                                               802,007       359,235     1,532,663       708,593
  Equipment expense                                                               541,970       294,461     1,057,679       532,925
  Professional fees and services                                                  100,051        81,603       254,517       138,295
  Data processing expense                                                         560,302       306,371     1,081,447       692,458
  Amortization of excess of cost over fair value of assets acquired               961,655       262,156     1,905,179       468,820
  Postage and supplies                                                            128,191       105,409       363,587       190,030
  Insurance                                                                        78,222        74,842       147,344       151,211
  Other                                                                           866,703       425,287     1,496,899       853,089
                                                                              -----------   -----------   -----------   -----------
     Total other expenses                                                       7,371,766     3,759,554    14,549,956     7,332,413
                                                                              -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                                                      2,840,789     1,128,258     5,392,081     2,072,495

INCOME TAXES                                                                      839,000       325,000     1,585,000       590,000
                                                                              -----------   -----------   -----------   -----------
NET INCOME                                                                    $ 2,001,789   $   803,258   $ 3,807,081   $ 1,482,495
                                                                              ===========   ===========   ===========   ===========
Basic earnings per share                                                      $      0.32   $      0.17   $      0.60   $      0.32
                                                                              ===========   ===========   ===========   ===========
Diluted earnings per share                                                    $      0.28   $      0.16   $      0.53   $      0.30
                                                                              ===========   ===========   ===========   ===========
Weighted average shares                                                         6,336,074     4,594,164     6,329,271     4,592,368
                                                                                =========     =========     =========     =========

See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Six Months Ended June 30,
                                                                                   ---------------------------------
                                                                                           1998             1997
                                                                                           ----             ----
                                                                                         (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                         $   3,807,081    $   1,482,495
  Adjustments to reconcile net income to net cash used in operating activities:
     Provision for loan losses                                                           1,010,292          825,000
     Depreciation and amortization                                                         409,065          300,846
     Amortization of excess cost over fair value of assets acquired                      1,905,179          468,820
     Gain on sale of loans                                                                (110,441)
     Gain on sale of investment securities available for sale                             (588,917)         (15,592)
     Gain on sale of bank properties and equipment                                                           (1,200)
     Deferred income taxes                                                                (342,000)        (213,472)
     Change in assets and liabilities which (used) provided cash:
       Accrued interest and other assets                                                  (941,592)      (2,942,056)
       Accounts payable and accrued expenses                                              (208,352)         438,244
                                                                                     -------------    -------------
          Net cash used in operating activities                                          4,940,315          343,085
                                                                                     -------------    -------------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                               (119,383,183)     (68,259,460)
  Purchases of mortgage-backed securities available for sale                          (111,591,832)
  Proceeds from maturities of investment securities available for sale                  22,300,062        1,055,674
  Proceeds from maturities of mortgage-backed securities available for sale             65,067,675
  Proceeds from sale of investment securities available for sale                       114,460,646       12,389,184
  Proceeds from sale of mortgage-backed securities available for sale                   49,209,048
  Proceeds from sale of loans                                                            3,302,708
  Net increase in loans                                                                (62,466,300)     (66,716,228)
  Increase in loans resulting from branch acquisitions                                     (34,479)      (2,313,292)
  Purchase of bank properties and equipment                                             (1,312,586)        (534,516)
  Increase in bank properties and equipment resulting from branch acquisitions            (117,294)      (1,754,824)
  Proceeds from sale of bank properties and equipment                                                         1,200
  Proceeds from guaranteed preferred beneficial interest in subordinated debt                            28,750,000
  Excess of cost over fair value of assets acquired                                       (796,313)      (4,661,432)
  (Increase) decrease in real estate owned, net                                           (126,055)          90,084
                                                                                     -------------    -------------
          Net cash used in investing activities                                        (41,487,903)    (101,953,610)
                                                                                     -------------    -------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                              32,971,076       14,855,165
  Increase in deposits resulting from branch acquisitions                               25,148,929       66,551,669
  Net (payments) borrowings under line of credit and repurchase agreements              (8,813,567)      42,172,537
  Principal payments on borrowed funds                                                                   (6,000,000)
  Proceeds from exercise of stock options                                                   15,746           29,560
  Payments for fractional interests resulting from stock dividend                           (7,251)          (3,123)
  Proceeds from issuance of common stock                                                   393,343           35,793
                                                                                     -------------    -------------
          Net cash provided by financing activities                                     49,708,276      117,641,601
                                                                                     -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               13,160,688       16,031,076
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          34,060,747       21,806,758
                                                                                     -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  47,221,435    $  37,837,834
                                                                                     =============    =============

-----------------------------------------------------------------------
See notes to consolidated financial statements

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

          The accompanying  consolidated  financial  statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 1997. The results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998 or any other period.

(2)      Acquisitions

          On February 26, 1998, the Bank purchased the Eatontown branch from First Savings Bank, Woodbridge, NJ. The Bank acquired approximately $25,228,000 of deposit liabilities plus accrued interest, $118,000 in equipment, $34,000 in loans and $119,000 in cash. The Bank paid a premium of $1,085,000, which is being amortized over seven years.

(3)      Loans

          The components of loans as of June 30, 1998 and December 31, 1997 were as follows:

                                          June 30, 1998  December 31, 1997
                                          -------------  -----------------
                                            (Unaudited)
       Commercial and industrial          $ 400,796,855    $ 346,475,157
       Real estate-residential mortgages     49,348,271       50,178,260
       Installment                           41,049,059       35,301,433
                                          -------------    -------------
         Total gross loans                  491,194,185      431,954,850
       Allowance for loan losses             (5,134,916)      (4,193,801)
                                          -------------    -------------
         Net Loans                        $ 486,059,269    $ 427,761,049
                                          =============    =============

       Non-accrual loans                  $   1,604,960    $     896,902

(4)      Allowance For Loan Losses

          Changes in the allowance for loan losses were as follows:

                                For the six month
                                  period ended     For the year ended
                                  June 30, 1998    December 31, 1997
                                  -------------    -----------------
                                    (Unaudited)
     Balance, beginning of period   $4,193,801        $2,595,312
     Charge-offs                       (81,958)         (102,408)
     Recoveries                         12,781            35,897
                                    ----------        ----------
       Net charge-offs                 (69,177)          (66,511)
     Provision for loan losses       1,010,292         1,665,000
                                    ----------        ----------
     Balance, end of period         $5,134,916        $4,193,801
                                    ==========        ==========

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

          Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follows:

                                                     June 30, 1998 December 31, 1997
                                                     -------------------------------
                                                     (Unaudited)
Impaired loans with related reserve for loan
  losses calculated under SFAS No. 114                        --              --
Impaired loans with no related reserve for loan
  losses calculated under SFAS No. 114                $1,114,439       $1,157,838
Total impaired loans                                  $1,114,439       $1,157,838

                                                       For the six
                                                       months ended      For the year ended
                                                       June 30, 1998     December 31, 1997
                                                       -------------     -----------------
                                                         (Unaudited)

Average impaired loans                                    $1,121,941          $1,244,522
Interest income recognized on impaired loans              $   38,488          $  106,715
Cash basis interest income recognized on impaired loans         --            $   82,544

(5)      Deposits

          Deposits consist of the following major classifications:

                                            June 30, 1998  December 31, 1997
                                            ------------   -----------------
                                             (Unaudited)
       Demand deposits                      $290,372,087      $268,655,067
       Savings deposits                      113,568,943       117,879,048
       Time certificates under $100,000      257,172,134       243,257,829
       Time certificates $100,000 or more     92,394,377        65,595,592
                                            ------------      ------------
         Total                              $753,507,541      $695,387,536
                                            ============      ============

          Of the total demand deposits, approximately, $161,579,000 (unaudited) and $149,499,000 are non-interest bearing at June 30, 1998 and December 31, 1997, respectively.


(6)      Comprehensive Income

          The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. This statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of income and are recorded directly to shareholders' equity. The following table sets forth the components of comprehensive income for the periods indicated:

                                                For the Three Months       For the Six Months
                                                   Ended June 30,            Ended June 30,
                                                   --------------            --------------
                                                  1998        1997          1998         1998
                                                  ----        ----          ----         ----
                                                                 (Unaudited)
Unrealized gains on securities:
Unrealized holding gains arising during
  period before the effect of income taxes    $  417,404   $1,310,707   $  428,033   $  169,054
Income tax effect                                141,917      445,640      145,531       57,478
                                              ----------   ----------   ----------   ----------
Net unrealized holding gains arising
  during period                               $  275,487   $  865,067   $  282,502   $  111,576
                                              ==========   ==========   ==========   ==========

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

                                                 For the           For the
                                              Three Months       Six Months           For the
                                                  Ended            Ended             Year Ended
                                              June 30, 1998     June 30, 1998     December 31, 1997
                                              -------------     -------------     -----------------
                                                       (Unaudited)
Net income                                      $2,001,789         $3,807,081         $4,171,349
Average dilutive stock options outstanding       1,127,732          1,127,732          1,053,873
Average exercise price per share                $     6.51         $     6.51         $     6.56
Average market price - diluted basis            $    28.57         $    26.34         $    11.87
Average common shares outstanding                6,336,074          6,329,271          4,607,533
Increase in shares due to exercise of options
  - diluted basis                                  870,960            849,167            471,736
                                                 ---------          ---------          ---------
Adjusted shares outstanding - diluted            7,207,033          7,178,438          5,079,269
                                                 =========          =========          =========
Net income per share - basic                    $     0.32         $     0.60         $     0.91
Net income per share - diluted                  $     0.28         $     0.53         $     0.82


(8)      Guaranteed Preferred Beneficial Interest in Subordinated Debt

          The sole asset of the Trust is $28,750,000 principal amount of 9.85% Junior Subordinated Debentures issued by the Company. The Junior Subordinated Debentures mature on March 31, 2027.

(9)      Pending Acquisitions

          On July 20, 1998, the Company entered into a purchase and assumption agreement with Household Bank, f.s.b., whereby the Company will assume certain deposit liabilities of eight branches of Beneficial Bank, Wilmington, Delaware (the "Beneficial Acquisition"). At March 31, 1998, the branches had deposits of approximately $168 million. In addition, the Company will acquire approximately $140 million of loans as well as equipment pertaining to the branches. Subject to regulatory approval and raising additional capital, a separate banking entity, Sun National Bank, Delaware ("Sun Delaware") will be established. Upon completion of the acquisition, the deposits, loans and equipment will be combined into Sun Delaware. The acquisition is expected to be completed during the fourth quarter of 1998.

          On July 28, 1998, the Bank entered into a purchase and assumption agreement with Summit Bank ("Summit"), whereby the Bank will assume certain deposit liabilities of two branch offices from Summit. At March 31, 1998, the branches had deposits of approximately $14,800,000. In addition, the Bank will acquire account loans as well as property and equipment pertaining to the branches. The transaction is expected to be completed during the first quarter of 1999. The agreement is subject to regulatory approval.


(10)     Recent Acquisition

          On July 30,1998, the Bank acquired Allegiance Mortgage Company, Cherry Hill, NJ ("Allegiance"). Allegiance originates residential mortgage loans, primarily in New Jersey, for resale in the secondary market. The Company issued 28,302 shares of common stock in exchange for all the outstanding shares of Allegiance common stock. The transaction was accounted for as a pooling of interests. At June 30, 1998, Allegiance had approximately $397,000 in total assets.

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

          THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) EXPECTED COST SAVINGS FROM THE ACQUISITIONS NOT BEING FULLY REALIZED OR REALIZED WITHIN THE EXPECTED TIME FRAME; (2) REVENUES FOLLOWING THE ACQUISITIONS BEING LOWER THAN EXPECTED; (3) A SIGNIFICANT INCREASE IN COMPETITIVE PRESSURES AMONG DEPOSITORY AND OTHER FINANCIAL INSTITUTIONS; (4) COSTS OR DIFFICULTIES RELATED TO THE INTEGRATION OF THE ACQUIRED BUSINESS BEING GREATER THAN EXPECTED; (5) CHANGES IN THE INTEREST RATE ENVIRONMENT RESULTING IN REDUCED MARGINS; (6) GENERAL ECONOMIC OR BUSINESS CONDITIONS, EITHER NATIONALLY OR IN THE STATES IN WHICH THE COMPANY WILL BE DOING BUSINESS, BEING LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY OR A REDUCED DEMAND FOR CREDIT; (7) LEGISLATIVE OR REGULATORY CHANGES ADVERSELY AFFECTING THE BUSINESSES IN WHICH THE COMPANY WILL BE ENGAGED; (8) CHANGES IN
          THE SECURITIES MARKETS; AND (9) CHANGES IN THE BANKING INDUSTRY INCLUDING THE EFFECTS OF CONSOLIDATION RESULTING FROM POSSIBLE MERGERS OF FINANCIAL INSTITUTIONS.

          THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 2:
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Total assets at June 30, 1998 increased by $53.6 million to $1.154 billion as compared to $1.1 billion at December 31, 1997. The growth was primarily due to an increase in net loans of $58.3 million, an increase in federal funds sold of $9.5 million and offset by a decrease in the investment securities portfolio of $18.9 million.

         Investment securities available for sale decreased $18.9 million, from $576.3 million at December 31, 1997 to $557.4 million at June 30, 1998. The decrease was primarily a result of net sales of investment securities, the proceeds of which funded loan growth and repayment of short-term borrowings.

         Net loans at June 30, 1998 amounted to $486.1 million, an increase of $58.3 million from $427.8 million at December 31, 1997. Of the increase, only $34,000 was the result of loans purchased from First Savings Bank. The increase was primarily from increased originations of commercial and industrial loans. The ratio of non-performing assets to total loans and real estate owned at June 30, 1998 was 0.50% compared to 0.51% at December 31, 1997. The ratio of allowance for loan losses to total non-performing loans was 208.39% at June 30, 1998 compared to 189.81% at December 31, 1997. The increase in this ratio was the result of a higher allowance for loan losses at June 30, 1998. The ratio of allowance for loan losses to total loans was 1.05% at June 30, 1998 compared to 0.97% at December 31, 1997.

         Excess of cost over fair value of assets acquired decreased $1.1 million, from $26.2 million at December 31, 1997 to $25.1 million at June 30, 1998. The decrease was a result of related amortization and a $289,000 refund of the purchase premium from the purchase of The Bank of New York branches, substantially offset by the addition of a $1.1 million premium paid for the acquisition of the Eatontown office of First Savings.

         Total liabilities at June 30, 1998 amounted to $1.066 billion compared to $1.017 billion at December 31, 1997, an increase of $49.1 million.

         Total deposits grew to $753.5 million at June 30, 1998, a $58.1 million increase over December 31, 1997 deposits of $695.4 million. The increase was the result of approximately $25.1 million in deposits acquired from First Savings Bank, as well as from internal deposit growth of 4.74%.

         There were $35.7 million in advances from the Federal Home Loan Bank and $15 million in federal funds purchased at June 30, 1998 compared to $75.0 million and $5.5 million, respectively, at December 31, 1997. The combined net decrease in these liabilities was due to the availability of funds from increased deposit levels combined with the proceeds from sales of investment securities.

         Total shareholders' equity grew by $4.5 million, from $54.6 million at December 31, 1997, to $59.1 million at June 30, 1998. The increase was a result of net earnings of $3.8 million for the six months ended June 30, 1998 augmented by proceeds received from the issuance of common stock amounting to approximately $409,000 and an improvement in the net unrealized gains on securities available for sale, net of income taxes of $283,000.

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

         The Company continues to experience a significant increase in commercial loan demand and expects such demand to continue for the remainder of the current fiscal year. Management has demonstrated the ability to meet this increased need for funds by attracting higher levels of deposits, engaging in repurchase agreements, raising capital and utilizing its lines of credit with other financial institutions. It also has the ability to liquidate portions of its investment portfolio.

         The increase of commercial loans has the effect of increasing the level of risk-based assets and thus lowering the Company's risk-based capital ratios. In general, commercial loans are categorized as having a 100% risk-weighting using the calculations required by the Company's regulators. It is the Company's intent to maintain adequate levels of regulatory capital. Management monitors the Company's capital levels, and when appropriate, will recommend additional capital raising efforts to the Company's board of directors. At June 30, 1998, the Company's Tier 1 risk- based capital, total risk-based capital and leverage capital ratios were 8.49%, 10.78% and 4.96%, respectively.

         As discussed in Note (9) above, the Company has entered into a purchase and assumption agreement with Household Bank, f.s.b. in connection with the Beneficial Acquisition. As a result, it will be necessary for the Company to issue additional securities in order to capitalize Sun Delaware. The Beneficial Acquisition and the organization of Sun Delaware must receive the approval of state and federal banking regulators. The Company plans to issue securities in a public offering not later than the fourth fiscal quarter of this year.



Comparison  of  Operating  Results for the Three  Months Ended June 30, 1998 and
1997.

         General. Net income increased by $1.2 million for the three months ended June 30, 1998 to $2.0 million from $803,000 for the three months ended June 30, 1997. Net interest income increased $4.4 million and the provision for loan losses increased $122,000 for the three months ended June 30, 1998 compared to the same period in 1997. Other income increased by $1.1 million to $1.4 million for the three months ended June 30, 1998 as compared to $369,000 for the three months ended June 30, 1997. Other expenses increased by $3.6 million to $7.4 million for the three months ended June 30, 1998 as compared to $3.8million for the three months ended June 30, 1997. The return on average assets for the three months ended June 30, 1998 and 1997 were 0.73% and 0.61%, respectively. The return on average equity for the three months ended June 30, 1998 and 1997 were 14.00% and 11.53%, respectively.

         Net Interest Income. The increase in net interest income was due to a $10.1 million increase in interest income partially offset by a $5.7 million increase in interest expense.

         Interest Income. Interest income for the three months ended June 30, 1998 increased approximately $10.1 million, or 101.7%, from $9.9 million for the same period in 1997 to $20.0 million in 1998. The increase was primarily the result of an increase of $3.2 million in interest and fees on loans resulting from acquisitions and internal growth and $6.8 million in interest on investment securities resulting from the deployment of cash received from branch acquisitions into the Company's investment portfolio.

         Interest Expense. Interest expense for the three months ended June 30, 1998 increased approximately $5.7 million, from $5.0 million for the same period in 1997 to $10.7 million in 1998. This increase was primarily due to a $2.9 million increase in interest on deposit accounts resulting from significantly higher deposit balances due to acquisitions and a $2.8 million increase in interest on borrowed funds resulting from higher levels of securities sold under agreements to repurchase.

         Provision for Loan Losses. For the three months ended June 30, 1998, the provision for loan losses amounted to $527,000, an increase of $122,000, compared to $405,000 for the same period in 1997. Management continually reviews the adequacy of the loan loss reserve based on management's review of the quality of loans and the risks inherent in the loan portfolio in conjunction with guidelines promulgated by the Bank's primary regulator. The increase in the provision for loan losses was due to higher levels of loans outstanding.

         Other Income. Other income increased $1.1 million for the three-month period ended June 30, 1998 compared to the three-month period ended June 30, 1997. Most of the increase was a result of fees generated by a larger base due to deposit acquisitions amounting to $630,000. This was augmented by an increase of $32,000 in gains from the sale of loans, an increase of $248,000 in gains on the sale of investment securities and an increase of $142,000 in other income.

         Other Expenses. Other expenses increased approximately $3.6 million, to $7.4 million for the three months ended June 30, 1998 as compared to $3.8 million for the same period in 1997. Of the increase, $1.5 million was in salaries and employee benefits, $442,000 was in occupancy expense, $248,000 was in equipment expense, $254,000 was in data processing expense, $699,000 was in amortization of excess of cost over fair value of assets acquired and $441,000 was in other operating expenses. The increase in other expenses reflects the Company's strategy to support planned expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review, compliance and audit departments. The increase in occupancy, equipment and data processing expenses were the result of internal growth, branch expansion and the effect of the Company's acquisitions.

         Income Taxes. Applicable income taxes increased $514,000 for the three months ended June 30, 1998 as compared to the same period in 1997. The increase resulted from higher pre-tax earnings.


Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997.

         General. Net income increased by $2.3 million for the six months ended June 30, 1998 to $3.8 million from $1.5 million for the six months ended June 30, 1997. Net interest income increased $8.8 million and the provision for loan losses increased $185,000 for the six months ended June 30, 1998 compared to the same period in 1997. Other income increased by $1.9 million to $2.7 million for the six months ended June 30, 1998 as compared to $776,000 for the six months ended June 30, 1997. Other expenses increased by $7.2 million to $14.5 million for the six months ended June 30, 1998 as compared to $7.3 million for the six months ended June 30, 1997. The return on average assets for the six months ended June 30, 1998 and 1997 were 0.70% and 0.62%, respectively. The return on average equity for the six months ended June 30, 1998 and 1997 were 13.49% and 10.69%, respectively.

         Net Interest Income. The increase in net interest income was due to a $21.1 million increase in interest income partially offset by a $12.3 million increase in interest expense.

         Interest Income. Interest income for the six months ended June 30, 1998 increased approximately $21.1 million, or 116.2%, from $18.1 million for the same period in 1997 to $39.2 million in 1998. The increase was primarily the result of an increase of $6.7 million in interest and fees on loans resulting from acquisitions and internal growth and $14.3 million in interest on investment securities resulting from the deployment of cash received from branch acquisitions and deposit growth into the Company's investment portfolio.

         Interest Expense. Interest expense for the six months ended June 30, 1998 increased approximately $12.3 million, from $8.7 million for the same period in 1997 to $21.0 million in 1998. This increase was primarily due to a $5.3 million increase in interest on deposit accounts resulting from significantly higher deposit balances due to acquisitions and internal growth, a $6.3 million increase in interest on short-term borrowed funds resulting from higher levels of borrrowings from correspondent banks and securities sold under agreements to repurchase and a $615,000 increase in interest on guaranteed preferred beneficial interest in subordinated debt.

         Provision for Loan Losses. For the six months ended June 30, 1998, the provision for loan losses amounted to $1.0 million, an increase of $185,000, compared to $825,000 for the same period in 1997. The increase in the provision for loan losses was due to higher levels of loans outstanding. Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the Bank's primary regulator.

         Other Income. Other income increased $1.9 million for the six-month period ended June 30, 1998 compared to the six-month period ended June 30, 1997. The increase was a result of approximately $978,000 in fees generated by a larger base due to deposit acquisitions and internal growth, augmented by $110,000 in gains from the sale of loans and an increase of $573,000 in gains on the sale of investment securities and $250,000 in other income.

         Other Expenses. Other expenses increased approximately $7.2 million, to $14.5 million for the six months ended June 30, 1998 as compared to $7.3 million for the same period in 1997. Of the increase, $3.1 million was in salaries and employee benefits, $824,000 was in occupancy expense, $525,000 was in equipment expense, $116,000 was in professional fees and services, $389,000 was in data processing expense, $174,000 was in postage and supplies, $1.4 million was in amortization of excess of cost over fair value of assets acquired and $644,000 was in other expenses. The increase in other expenses reflects the Company's strategy to support planned expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review, compliance and audit departments. The increase in occupancy, equipment professional fees and services and data processing expenses were the result of internal growth and the effect of the Company's acquisitions. As described in
Note 9 of the Notes to Consolidated Financial Statements, the Company has entered into two purchase and assumption agreements which, when completed, will result in the acquisition of a total of ten branch locations. As a result, the Company expects the level of amortization of excess of cost over fair value of assets acquired to increase in periods subsequent to the completion of the transactions.


         Income Taxes.    Applicable income taxes increased $995,000 for the six
months ended June 30, 1998 as compared to the same period in 1997. The increase resulted from higher pre-tax earnings.

Year 2000 Compliance

         The Company's board of directors has approved a Year 2000 compliance plan designed to address the concerns raised by the Year 2000 problem. Management provides progress reports at least quarterly to the board.

         The areas covered by the plan are hardware, software, customers and service providers. The Company has identified specific issues related to each area. At June 30, 1998 the Company has completed the assessment phase of the plan in which assessment tasks have been completed in each group. The Company has begun its testing phase and its customer awareness phase. Both are expected to continue until the end of the current year. The Company has contacted its critical service providers and will continue to pursue each of their compliance efforts. Contingency plans have been developed for critical functions provided by third-party service providers. There have been no data center projects that have been deferred due to resources applied to the Year 2000 effort.

         The Company's primary system software, licensed from Kirchman Corporation ("Kirchman"), has been represented to be Year 2000 compliant by Kirchman. During the third quarter of 1998, the Company expects to receive the results of an independent testing group verifying such compliance.

         It is expected that Year 2000 compliance will cost approximately $180,000, of which about $30,000 has been spent. The primary expenditure of funds will be for the upgrade of equipment, and to a much lesser extent, computer software, employee salaries and related employee benefits. The source of funds for Year 2000 costs are expected to derive from current earnings.

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

Gap Analysis

         Banks and bank holding companies have become increasingly concerned with the extent to which they are able to match maturities of interest-earning assets and interest-bearing liabilities. Examining the extent to which such assets and liabilities are interest-rate sensitive facilitates such matching and by monitoring a bank's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. On a quarterly basis, the Company monitors its gap, primarily its six-month and one-year maturities and works to maintain its gap within a range that does not exceed a negative 15% of total assets. The Company attempts to maintain its ratio of rate-sensitive assets to rate-sensitive liabilities between 75% to 125%.

         Management and the Board of Directors monitor its gap position at quarterly meetings. The Asset/Liability Committee of the Bank's Board of Directors meets to discuss interest rate risk. The Bank uses simulation models to measure the impact of potential changes of up to 200 basis points in interest rates on net interest income. As described below, sudden changes to interest rates should not have a material impact on the Company's results of operations. Should the Bank experience a positive or negative mismatch in excess of the approved range, it has a number of remedial options. It has the ability to reposition its investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. It can attract variable- or fixed-rate loan products as appropriate. It can also price deposit products to attract deposits with maturity characteristics that can lower its exposure to interest rate risk.

         At June 30, 1998, the Bank had a slightly positive position with respect to its exposure to interest rate risk: total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing during the same time period by $6.5 million, representing a positive cumulative one-year gap ratio of 0.56%. As a result, the yield on interest-earning assets of the Bank should adjust to changes in interest rates at a slightly faster rate than the cost of interest-bearing liabilities. Because the Bank had negligible negative gap characteristics in its shorter maturity periods, its one-year gap mismatch would have little effect on net interest margin during periods of rising or declining market interest rates.

         The following table summarizes the maturity and repricing characteristics of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 1998. All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. The Bank's historical experience with both interest-bearing demand deposits and savings deposits reflects an insignificant change in deposit levels for these core deposits. As a result, the Bank allocates approximately 35% to the 0-3 month category and 65% to the 1-5 year category.

                                                        Maturity/Repricing Time Periods
                                                             (Dollars in Thousands)
                                     0-3 Months    4-12 Months     1-5 Years   Over 5 Years     Total
                                     ----------     ----------    ----------    ----------    ----------
Loans Receivable                     $  234,235     $   52,591    $  165,298    $   39,070    $  491,194
Investment Securities                   289,635        123,330        96,201        48,226       557,392
Federal funds sold                        9,500              -             -             -         9,500
                                     ----------     ----------    ----------    ----------    ----------
  Total interest-earning assets         533,370        175,921       261,499        87,296     1,058,086
                                     ----------     ----------    ----------    ----------    ----------
Interest-bearing demand deposits         51,695          7,444        39,702        29,952       128,793
Savings deposits                         13,075          7,730        41,228        51,536       113,569
Time certificates under $100,000        112,970        112,493        31,709             -       257,172
Time certificates $100,000 or more       51,697         38,174         2,523             -        92,394
Federal Home Loan Bank advances          35,700              -             -             -        35,700
Federal funds purchased                  15,000              -             -             -        15,000
Securities sold under agreements
  to repurchase                         256,800              -             -             -       256,800
                                     ----------     ----------    ----------    ----------    ----------

  Total interest-bearing liabilities    536,937        165,841       115,162        81,488       899,428
                                     ----------     ----------    ----------    ----------    ----------
Periodic Gap                         $   (3,567)    $   10,080    $  146,337    $    5,808    $  145,760
                                     ==========     ==========    ==========    ==========    ==========
Cumulative Gap                       $   (3,567)    $    6,513    $  152,850    $  158,658
                                     ==========     ==========    ==========    ==========
Cumulative Gap Ratio                      (0.31%)         0.56%        13.25%        13.75%
                                          =====           ====         =====         =====


                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings

          The Company is not engaged in any legal proceedings of a material nature at June 30, 1998. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2   Changes in Securities and Use of Proceeds

          On July 30, 1998, the Company issued 28,302 shares of its common stock, par value $1.00 per share, in a non-public offering to seven private investors in connection with the Company's acquisition of Allegiance. See Note 10 of the Notes to Consolidated Financial Statements. In the acquisition, the Company exchanged 28,302 shares of its common stock for all of the issued and outstanding common stock of Allegiance. This transaction was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4 (2) thereunder in that, among other things, there were only seven purchasers of the Company's common stock.


Item 3   Defaults Upon Senior Securities

          Not applicable


Item 4   Submission of Matters to a Vote of Security Holders

          Not applicable


Item 5   Other Information

          If the Company does not receive notice at its principal executive offices on or before December 11, 1998 of a shareholder proposal for consideration at the 1999 annual meeting of shareholders, the proxy named by the Company's board of directors with respect to the meeting shall have discretionary voting authority with respect to such proposal.


Item 6   Exhibits and Reports on Form 8-K

         (a)      27       Financial Data Schedule (electronic filing only)



         (b) There were no current reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date     July 31, 1998                 Sun Bancorp, Inc.
         -------------                 -----------------
                                             (Registrant)




                                       /s/Philip W. Koebig, III
                                       -----------------------------------------
                                       Philip W. Koebig, III
                                       Executive Vice President





Date     July 31, 1998                 /s/Robert F. Mack
         -------------                 -----------------------------------------
                                       Robert F. Mack
                                       Controller