Form 10QSB
period 1998-09-30
SUN BANCORP INC /NJ/
filed 1998-11-13
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1998
                                       ------------------

                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
                                ----------------------    --------------------

Commission file number                  0 - 20957
                         -------------------------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                               ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock            6,381,331             November 12, 1998
-----------------------------            ---------             -----------------
         Class                   Number of shares outstanding       Date

                                SUN BANCORP, INC.
                              VINELAND, NEW JERSEY

                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statements of Financial Condition (Unaudited)
      at September 30, 1998 and December 31, 1997                                                 2

    Consolidated Statements of Income (Unaudited)
      for the three months and nine months ended September 30, 1998 and 1997                      3

    Consolidated Statements of Cash Flows (Unaudited)
      for the nine months ended September 30, 1998 and 1997                                       4

    Notes to Consolidated Financial Statements (Unaudited)                                        5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               10


PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       17

Item 2.  Changes in Securities and Use of Proceeds                                               17

Item 3.  Defaults Upon Senior Securities                                                         17

Item 4.  Submission of Matters to a Vote of Security Holders                                     17

Item 5.  Other Information                                                                       17

Item 6.  Exhibits and Reports on Form 8-K                                                        17


SIGNATURES                                                                                       18



SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)                                                                  September 30,    December 31,
                                                                                  1998            1997
                                                                                  ----            ----
ASSETS

Cash and due from banks                                                     $   33,733,999   $   34,060,747
Federal funds sold                                                               9,500,000                -
                                                                            --------------   --------------
  Cash and cash equivalents                                                     43,233,999       34,060,747
Investment securities available for sale (amortized cost -
  $613,461,646; 1998 and $576,045,766; 1997)                                   617,239,300      576,278,353
Loans receivable (net of allowance for loan losses -
  $5,518,350; 1998 and $4,193,801; 1997)                                       517,047,009      427,761,049
Bank properties and equipment                                                   25,272,452       24,479,854
Real estate owned, net                                                             254,085          270,114
Accrued interest receivable                                                      8,881,028        6,752,163
Excess of cost over fair value of assets acquired                               24,104,400       26,174,146
Deferred taxes                                                                     450,721        1,314,043
Other assets                                                                    23,454,240        2,882,356
                                                                            --------------   --------------
TOTAL                                                                       $1,259,937,234   $1,099,972,825
                                                                            ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                    $  806,230,849   $  695,387,536
Advances from the Federal Home Loan Bank                                        11,200,000       75,000,000
Federal funds purchased                                                                           5,500,000
Securities sold under agreements to repurchase                                 326,081,181      235,813,503
Other liabilities                                                               23,867,865        4,889,487
                                                                            --------------   --------------
  Total liabilities                                                          1,167,379,895    1,016,590,526
                                                                            --------------   --------------
Guaranteed preferred beneficial interest in subordinated debt                   28,750,000       28,750,000

SHAREHOLDERS' EQUITY
Preferred stock, none issued                                                             -                -
Common stock, $1 par value, 10,000,000 shares authorized,
  issued and outstanding: 6,381,333 in 1998; and 4,013,791 in 1997               6,381,333        4,013,791
Surplus                                                                         39,168,889       38,850,245
Retained earnings                                                               15,763,866       11,614,755
Net unrealized gain on securities available for sale, net of income taxes        2,493,251          153,508
                                                                            --------------   --------------
  Total shareholders' equity                                                    63,807,339       54,632,299
                                                                            --------------   --------------
TOTAL                                                                       $1,259,937,234   $1,099,972,825
                                                                            ==============   ==============

--------------------------------------------------------------------------------
    See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                                                      For the Three Months          For the Nine Months
                                                                                  Ended September 30,          Ended September 30,
                                                                                  1998           1997          1998          1997
                                                                                ---------     ---------     ---------     ---------
INTEREST INCOME:
  Interest and fees on loans                                                  $13,178,689   $ 8,870,169   $34,656,646   $23,658,785
  Interest on investment securities                                             9,846,047     3,612,713    27,408,691     6,905,332
  Interest on federal funds sold                                                    9,781       268,563       191,616       332,792
                                                                               ----------    ----------    ----------    ----------
    Total interest income                                                      23,034,517    12,751,445    62,256,953    30,896,909
                                                                               ----------    ----------    ----------    ----------
INTEREST EXPENSE:
  Interest on deposits                                                          6,549,002     4,582,168    18,409,178    11,138,384
  Interest on short-term borrowed funds                                         4,601,981     1,508,491    12,276,574     2,818,927
  Interest on guaranteed preferred beneficial interest in subordinated debt       718,802       726,374     2,159,073     1,551,606
    Total interest expense                                                     11,869,785     6,817,033    32,844,825    15,508,917
                                                                               ----------    ----------    ----------    ----------
    Net interest income                                                        11,164,732     5,934,412    29,412,128    15,387,992
                                                                               ----------    ----------    ----------    ----------
PROVISION FOR LOAN  LOSSES                                                        576,945       420,000     1,587,237     1,245,000
                                                                               ----------    ----------    ----------    ----------

    Net interest income after provision for loan losses                        10,587,787     5,514,412    27,824,891    14,142,992
                                                                               ----------    ----------    ----------    ----------
OTHER INCOME:
  Service charges on deposit accounts                                             824,042       381,669     2,387,165       967,148
  Other service charges                                                            26,583        10,923        65,206        30,757
  Gain on sale of loans                                                             1,920                     112,361
  Gain on sale of investment securities                                           291,964        75,316       880,881        90,908
  Other                                                                           276,288       129,402       680,117       283,625
                                                                               ----------    ----------    ----------    ----------

    Total other income                                                          1,420,797       597,310     4,125,730     1,372,438
                                                                               ----------    ----------    ----------    ----------

OTHER EXPENSES:
  Salaries and employee benefits                                                4,245,843     2,048,481    10,956,484     5,645,473
  Occupancy expense                                                               901,412       462,615     2,434,075     1,171,208
  Equipment expense                                                               586,254       355,538     1,643,933       888,463
  Professional fees and services                                                  144,626        81,942       399,143       220,237
  Data processing expense                                                         534,415       359,398     1,615,862     1,051,856
  Loss on sale of fixed assets                                                                   54,336                      53,136
  Amortization of excess of cost over fair value of assets acquired               960,880       424,560     2,866,059       893,380
  Postage and supplies                                                            208,019       131,411       571,606       321,441
  Insurance                                                                        90,528        45,487       237,872       196,698
  Other                                                                           955,454       463,530     2,452,353     1,316,619
                                                                               ----------    ----------    ----------    ----------
    Total other expenses                                                        8,627,431     4,427,298    23,177,387    11,758,511
                                                                               ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES                                                      3,381,153     1,684,424     8,773,234     3,756,919

INCOME TAXES                                                                    1,029,000       489,000     2,614,000     1,079,000
                                                                               ----------    ----------    ----------    ----------

NET INCOME                                                                    $ 2,352,153   $ 1,195,424   $ 6,159,234   $ 2,677,919
                                                                               ==========    ==========    ==========    ==========
Basic earnings per share                                                      $      0.37   $      0.26   $      0.97   $      0.58
                                                                               ==========    ==========    ==========    ==========
Diluted earnings per share                                                    $      0.33   $      0.23   $      0.86   $      0.53
                                                                               ==========    ==========    ==========    ==========
Weighted average shares                                                         6,364,047     4,604,067     6,340,863     4,596,680
                                                                               ==========    ==========    ==========    ==========

-------------------------------------------------------------------
     See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                For the Nine Months Ended September 30,
                                                                                           ---------------------------------------
                                                                                                      1998             1997
                                                                                                      ----             ----
OPERATING ACTIVITIES:
  Net income                                                                                    $   6,159,234    $   2,677,919
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Provision for loan losses                                                                       1,587,237        1,245,000
    Provision for losses on real estate owned                                                                           15,000
    Depreciation and amortization                                                                     588,396          475,059
    Amortization of excess cost over fair value of assets acquired                                  2,866,059          893,380
    Gain on sale of loans                                                                            (112,361)
    Gain on sale of investment securities available for sale                                         (880,881)         (90,908)
    Loss on sale of bank properties and equipment                                                                       53,136
    Deferred income taxes                                                                            (342,002)        (526,472)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest and other assets                                                           (22,700,749)      (5,594,589)
      Accounts payable and accrued expenses                                                        18,978,378          717,002
                                                                                                -------------    -------------
        Net cash provided by (used in) operating activities                                         6,143,311         (135,473)
                                                                                                -------------    -------------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                          (185,403,778)    (238,743,619)
  Purchases of mortgage-backed securities available for sale                                     (165,380,685)
  Proceeds from maturities of investment securities available for sale                             36,260,062       12,120,113
  Proceeds from maturities of mortgage-backed securities available for sale                        73,859,045
  Proceeds from sale of investment securities available for sale                                  155,804,504       19,611,643
  Proceeds from sale of mortgage-backed securities available for sale                              48,620,131       12,904,591
  Proceeds from sale of loans                                                                       3,302,708
  Net increase in loans                                                                           (94,029,065)     (92,050,136)
  Increase in loans resulting from branch acquisitions                                                (34,479)      (2,313,292)
  Purchase of bank properties and equipment                                                        (1,557,978)        (855,098)
  Increase in bank properties and equipment resulting from branch acquisitions                       (117,294)      (2,302,006)
  Proceeds from sale of bank properties and equipment                                                                   31,887
  Proceeds from guaranteed preferred beneficial interest in subordinated debt                                       28,750,000
  Excess of cost over fair value of assets acquired                                                  (796,313)      (6,820,931)
  Decrease (increase) in real estate owned, net                                                        16,029          (75,140)
                                                                                                -------------    -------------
        Net cash used in investing activities                                                    (129,457,113)    (269,741,988)
                                                                                                -------------    -------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                         85,694,384       54,855,145
  Increase in deposits resulting from branch acquisitions                                          25,148,929      100,473,829
  Net borrowings under line of credit and repurchase agreements                                    20,967,678      118,860,403
  Principal payments on borrowed funds                                                                              (6,000,000)
  Proceeds from exercise of stock options                                                              34,667           37,768
  Payments for fractional interests resulting from stock dividend                                      (7,251)          (4,742)
  Proceeds from issuance of common stock                                                              648,647          282,608
                                                                                                -------------    -------------

                                                                                                                       282,608
        Net cash provided by financing activities                                                 132,487,054      268,505,011
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                9,173,252       (1,372,450)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     34,060,747       21,806,758
                                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $  43,233,999    $  20,434,308
                                                                                                =============    =============

--------------------------------------------
 See notes to consolidated financial statements

                                SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The audited and unaudited consolidated financial statements contained herein for Sun Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Sun Capital Trust (the "Trust"), Sun National Bank (the "Bank") and the Bank's wholly-owned subsidiaries, Med-Vine, Inc. and Sun Mortgage Company. All significant inter-company balances and transactions have been eliminated.

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 1997. The results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998 or any other period.

(2)      Acquisitions

         On February 26, 1998, the Bank purchased the Eatontown branch from First Savings Bank, Woodbridge, NJ. The Bank acquired approximately $25,228,000 of deposit liabilities plus accrued interest, $118,000 in equipment, $34,000 in loans and $119,000 in cash. The Bank paid a premium of $1,085,000, which is being amortized over seven years.

(3)      Loans

         The components of loans as of September 30, 1998 and December 31, 1997 were as follows:

                                            September 30, 1998   December 31, 1997
                                            ------------------   -----------------
Commercial and industrial                      $ 432,006,454      $ 346,475,157
Real estate-residential mortgages                 47,986,183         50,178,260
Installment                                       42,572,722         35,301,433
                                               -------------      -------------
  Total gross loans                              522,565,359        431,954,850
Allowance for loan losses                         (5,518,350)        (4,193,801)
  Net Loans                                    $ 517,047,009      $ 427,761,049
                                               =============      =============
Non-accrual loans                              $   1,445,861      $     896,902



(4)      Allowance For Loan Losses

         Changes in the allowance for loan losses were as follows:

                                  For the nine month
                                     period ended       For the year ended
                                  September 30, 1998    December 31, 1997
Balance, beginning of period         $ 4,193,801           $ 2,595,312
Charge-offs                             (277,862)             (102,408)
Recoveries                                17,926                35,897
                                     -----------           -----------
  Net charge-offs                       (259,936)              (66,511)
Provision for loan losses              1,587,237             1,665,000
                                     -----------           -----------
Balance, end of period               $ 5,521,102           $ 4,193,801
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follows:

                                                                        September 30, 1998      December 31, 1997
                                                                        ------------------      -----------------
         Impaired loans with related reserve for loan
           losses calculated under SFAS No. 114                                      --                     --
         Impaired loans with no related reserve for loan
           losses calculated under SFAS No. 114                              $1,110,883            $ 1,157,838
                                                                             ----------            -----------
         Total impaired loans                                                $1,110,883            $ 1,157,838
                                                                             ==========            ===========

                                                                       For the nine months         For the year
                                                                             ended                    ended
                                                                       September 30, 1998       December 31, 1997
                                                                       ------------------       -----------------

         Average impaired loans                                             $ 1,118,861            $ 1,244,522
         Interest income recognized on impaired loans                         $  52,697              $ 106,715
         Cash basis interest  income  recognized on impaired                          -              $  82,544
         loans


(5)      Deposits

         Deposits consist of the following major classifications:

                                                                    September 30, 1998      December 31, 1997
                                                                    ------------------      -----------------
         Demand deposits                                                $294,627,654           $268,655,067
         Savings deposits                                                119,263,146            117,879,048
         Time certificates under $100,000                                293,618,998            243,257,829
         Time certificates $100,000 or more                               98,721,051             65,595,592
                                                                        ------------           ------------
           Total                                                        $806,230,849           $695,387,536
                                                                        ============           ============

         Of  the  total  demand  deposits,   approximately,   $158,198,120   and
         $149,499,000 are non-interest bearing at September 30, 1998 and December 31, 1997, respectively.


(6)      Comprehensive Income

         The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. This statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of income and are recorded directly to shareholders' equity. The following table sets forth the components of comprehensive income for the periods indicated:

                                                              For the Three Months       For the Nine Months
                                                               Ended September 30,       Ended September 30,
                                                                1998         1997         1998         1997
                                                              ----------    ---------   ----------    ---------
         Unrealized gains on securities:
          Unrealized holding gains arising during
            period before the effect of income taxes          $3,117,034    $ 859,539   $3,545,067  $ 1,028,593
           Income tax effect                                   1,059,791      292,243    1,205,322      349,721
                                                              ----------    ---------   ----------    ---------
          Net unrealized holding gains arising
            during period                                     $2,057,243    $ 567,296   $2,339,745    $ 678,872
                                                              ==========    =========   ==========    =========


(7)      Earnings Per Share

         Basic earnings per share is computed by dividing income available to shareholders (net income), by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options (treasury stock method). These purchases were assumed to have been made at the average market price of the common stock, which is based on the average price received on common shares sold. Retroactive recognition has been given to market values, common stock outstanding and potential common shares for periods prior to the date of the Company's stock dividends and stock splits, as well as for the adoption of SFAS No. 128.


                                                             For the            For the               For the
                                                       Three Months Ended   Nine months Ended        Year Ended
                                                       September 30, 1998   September 30, 1998   December 31, 1997
                                                       ------------------   ------------------   -----------------

Net income                                                   $2,352,153         $6,159,234         $4,171,349

Average dilutive stock options outstanding                    1,127,732          1,127,732          1,053,873
Average exercise price per share                             $     6.51         $     6.51         $     6.56
Average market price - diluted basis                         $    24.27         $    25.65         $    11.87

Average common shares outstanding                             6,364,047          6,340,863          4,607,533
Increase  in  shares  due to  exercise  of
options -- diluted basis                                        824,977            841,171            471,736
                                                              ---------          ---------          ---------
Adjusted shares outstanding - diluted                         7,189,024          7,182,034          5,079,269
                                                              =========          =========          =========

Net income per share - basic                                 $     0.37         $     0.97         $     0.91
Net income per share - diluted                               $     0.33         $     0.86         $     0.82


(8)      Guaranteed Preferred Beneficial Interest in Subordinated Debt

         The sole asset of the Trust is $28,750,000 principal amount of 9.85% Junior Subordinated Debentures issued by the Company. The Junior Subordinated Debentures mature on March 31, 2027.

(9)      Pending Acquisitions

         On July 20, 1998, the Company entered into a purchase and assumption agreement with Household Bank, f.s.b., whereby the Company will assume certain deposit liabilities of eight branches of Beneficial Bank, Wilmington, Delaware (the "Beneficial Acquisition"). At September 30, 1998, the branches had deposits of approximately $170 million. In addition, the Company will acquire approximately $128 million of loans as well as equipment pertaining to the branches. Subject to regulatory approval and raising additional capital, a separate banking entity, Sun National Bank, Delaware ("Sun Delaware") will be established. Upon completion of the acquisition, the deposits, loans and equipment will be combined into Sun Delaware. The acquisition is expected to be completed in December 1998.

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


(10)     Recent Acquisition

         On July 30, 1998, the Bank acquired Allegiance Mortgage Company, Cherry Hill, NJ ("Allegiance"). Allegiance originates residential mortgage loans, primarily in New Jersey, for resale in the secondary market. The Company issued 28,302 shares of common stock in exchange for all the outstanding shares of Allegiance common stock. The transaction was accounted for as a pooling of interests. After the acquisition, the name of the company was changed to Sun Mortgage Company.

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

Item 2:
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Total assets at September 30, 1998 increased by $160.0 million to $1,260 million as compared to $1,100 million at December 31, 1997. The growth was primarily due to an increase in the investment securities portfolio of $40.9 million, an increase in net loans of $89.2 million, an increase in federal funds sold of $9.5 million and an increase in other assets of $20.6 million.

         Investment securities available for sale increased $40.9 million, from $576.3 million at December 31, 1997 to $617.2 million at September 30, 1998. The increase was primarily a result of net purchases using funds acquired through increased deposits and higher levels of repurchase agreements.

         Net loans at September 30, 1998 amounted to $517.0 million, an increase of $89.2 million from $427.8 million at December 31, 1997. Of the increase, $34,000 was the result of loans purchased from First Savings Bank. The increase was primarily from increased originations of commercial and industrial loans. The ratio of non-performing assets to total loans and real estate owned at September 30, 1998 was 0.45% compared to 0.51% at December 31, 1997. The ratio of allowance for loan losses to total non-performing loans was 236.06% at September 30, 1998 compared to 189.81% at December 31, 1997. The increase in this ratio was the result of a higher allowance for loan losses at September 30, 1998. The ratio of allowance for loan losses to total loans was 1.06% at September 30, 1998 compared to 0.97% at December 31, 1997.

         Excess of cost over fair value of assets acquired decreased $2.1 million, from $26.2 million at December 31, 1997 to $24.1 million at September 30, 1998. The decrease was a result of related amortization and a $289,000 refund of the purchase premium from the purchase of The Bank of New York branches, offset by the addition of a $1.1 million premium paid for the acquisition of the Eatontown office of First Savings.

         Other assets increased $20.6 million, from $2.9 million at December 31, 1997 to $23.5 million at September 30, 1998. The increase was almost entirely the result of the sale of investment securities during the period that settled after September 30, 1998.

         Total liabilities at September 30, 1998 amounted to $1,167 million compared to $1,017 million at December 31, 1997, an increase of $150 million.

         Total deposits grew to $806.2 million at September 30, 1998, a $110.8 million increase over December 31, 1997 deposits of $695.4 million. The increase was the result of approximately $25.1 million in deposits acquired from First Savings Bank, as well as from internal deposit growth of 12.32%.

         There were $11.2 million in advances from the Federal Home Loan Bank and no federal funds purchased at September 30, 1998 compared to $75.0 million and $5.5 million, respectively, at December 31, 1997. The combined net decrease in these liabilities was due to the availability of funds from increased levels of deposits and customer repurchase agreements.

         Securities sold under agreements to repurchase increased $90.3 million, from $235.8 million at December 31, 1997 to $326.1 million at September 30, 1998. The increase was the result of an increase of $27.5 million in repurchase agreements with customers and an increase of $62.8 million in Federal Home Loan Bank repurchase agreements.

         Other liabilities increased $19.0 million, from $4.9 million at December 31, 1997 to $23.9 million at September 30, 1998. The increase was the result of the purchase of investment securities during the period that settled after September 30, 1998.

         Total shareholders' equity grew by $9.2 million, from $54.6 million at December 31, 1997, to $63.8 million at September 30, 1998. The increase was a result of net earnings of $6.2 million for the nine months ended September 30, 1998 augmented by the issuance of 30,347 shares of common stock through employee benefit programs and an improvement in the net unrealized gains on securities available for sale, net of income taxes of $2.1 million.


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

         The Company continues to experience commercial loan demand and expects such demand to continue for the remainder of the current fiscal year. Management has demonstrated the ability to meet this increased need for funds by attracting higher levels of deposits, engaging in repurchase agreements, raising capital and utilizing its lines of credit with other financial institutions. It also has the ability to liquidate portions of its investment portfolio.

         It is the Company's intent to maintain adequate levels of regulatory capital. The increase of commercial loans has the effect of increasing the level of risk-based assets and thus lowering the Company's risk-based capital ratios. In general, commercial loans are categorized as having a 100% risk-weighting using the calculations required by the Company's regulators. Management monitors the Company's capital levels, and when appropriate, will recommend additional capital raising efforts to the Company's board of directors. At September 30, 1998, the Company's Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 8.43%, 10.45% and 4.86%, respectively. At that date, Federal regulators required the Company to maintain at least an 8% total risk-based capital ratio and a 3% leverage capital ratio.

         As discussed in Note (9) of the Notes to Consolidated Financial Statements (Unaudited), the Company has entered into a purchase and assumption agreement with Household Bank, f.s.b. in connection with the Beneficial Acquisition. As a result, it was necessary for the Company to issue additional securities in order to capitalize Sun Delaware. On October 30, 1998, the Company, through its subsidiary Sun Capital Trust II, issued $29.9 million of 8.875% Trust Preferred Securities. The Company has also filed a Registration Statement with the Securities and Exchange Commission with respect to a potential underwritten public offering of 700,000 shares of common stock. The offering of such common stock is expected to be completed prior to the completion of the Beneficial Acquisition.



Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997.

         General. Net income increased by $1.2 million for the three months ended September 30, 1998 to $2.4 million from $1.2 million for the three months ended September 30, 1997. Net interest income increased $5.2 million and the provision for loan losses increased $157,000 for the three months ended September 30, 1998 compared to the same period in 1997. Other income increased by $823,000 to $1.4 million for the three months ended September 30, 1998 as compared to $597,000 for the three months ended September 30, 1997. Other expenses increased by $4.2 million to $8.6 million for the three months ended September 30, 1998 as compared to $4.4 million for the three months ended
September  30,  1997.  The
return on average assets for the three months ended September 30, 1998 and 1997 were 0.78% and 0.71%, respectively. The return on average equity for the three months ended September 30, 1998 and 1997 were 15.68% and 16.08%, respectively.

         On a cash earnings basis (computed excluding the amortization of goodwill), net income increased by $1.7 million for the three months ended September 30, 1998 to $3.3 million, from $1.6 million for the three months ended September 30, 1997. The cash basis return on average assets for the three months ended September 30, 1998 and 1997 were 1.10% and 1.10%, respectively. The cash basis return on average equity for the three months ended September 30, 1998 and 1997 were 22.08% and 21.79%, respectively. The cash basis diluted earnings per share for the three months ended September 30, 1998 and 1997 were $0.52 and $0.32, respectively.

         Net Interest Income. The increase in net interest income was due to a $10.2 million increase in interest income partially offset by a $5.1 million increase in interest expense.

         Interest Income. Interest income for the three months ended September 30, 1998 increased approximately $10.2 million, or 80.6%, from $12.8 million for the same period in 1997 to $23.0 million in 1998. The increase was primarily the result of an increase of $4.3 million in interest and fees on loans resulting from acquisitions and internal growth and $6.2 million in interest on investment securities resulting from the deployment of cash into the investment portfolio, from funds received from financing transactions, branch acquisitions and deposit growth. The Beneficial Acquisition and the proposed offering of common stock and recently completed offering of Trust Preferred Securities are expected to generate additional net cash that can be deployed into loan growth and investments that will create interest income.

         Interest Expense. Interest expense for the three months ended September 30, 1998 increased approximately $5.1 million, from $6.8 million for the same period in 1997 to $11.9 million in 1998. This increase was primarily due to a $2.0 million increase in interest on deposit accounts resulting from significantly higher deposit balances due to acquisitions and internal growth, and a $3.1 million increase in interest on borrowed funds resulting from higher levels of securities sold under agreements to repurchase. The Beneficial Acquisition and the recent issuance of Trust Preferred Securities will result in additional interest expense in future periods.

         Provision for Loan Losses. For the three months ended September 30, 1998, the provision for loan losses amounted to $577,000, an increase of $157,000, compared to the $420,000 recorded for the same period in 1997. The increase in the provision for loan losses was due to higher levels of loans outstanding. Management continually reviews the adequacy of the loan loss reserve based on internal review of loans and using guidelines promulgated by the Bank's primary regulator.

         Other Income. Other income increased $823,000 for the three-month period ended September 30, 1998 compared to the three-month period ended September 30, 1997. The increase was a result of approximately $442,000 in fees generated by a larger deposit base due to acquisitions and internal growth. This was augmented by an increase of $217,000 in gains on the sale of investment securities and an increase of $147,000 in other income.

         Other Expenses. Other expenses increased approximately $4.2 million, to $8.6 million for the three months ended September 30, 1998 as compared to $4.4 million for the same period in 1997. Of the increase, $2.2 million was in salaries and employee benefits, $439,000 was in occupancy expense, $230,000 was in equipment expense, $175,000 was in data processing expense, $536,000 was in amortization of excess of cost over fair value of assets acquired and $491,000 was in other operating expenses. The increase in other expenses reflects the Company's strategy to support planned expansion. The Company has entered into two purchase and assumption agreements which, when completed, will result in the acquisition of a total of ten branch locations, including the eight branch locations connected with the Beneficial Acquisition. As a result, the Company expects the level of amortization of excess of cost over fair value of assets acquired to increase in future periods, subsequent to the completion of the transactions.

         Income Taxes. Applicable income taxes increased $540,000 for the three months ended September 30, 1998 as compared to the same period in 1997. The increase resulted from higher pre-tax earnings.


Comparison of Operating Results for the Nine months Ended September 30, 1998 and 1997.

         General. Net income increased by $3.5 million for the nine months ended September 30, 1998 to $6.2 million from $2.7 million for the nine months ended September 30, 1997. Net interest income increased $14.0 million and the provision for loan losses increased $342,000 for the nine months ended September 30, 1998 compared to the same period in 1997. Other income increased by $2.8 million to $4.1 million for the nine months ended September 30, 1998 as compared to $1.4 million for the nine months ended September 30, 1997. Other expenses increased by $11.4 million to $23.2 million for the nine months ended September 30, 1998 as compared to $11.8 million for the nine months ended September 30, 1997. The return on average assets for the nine months ended September 30, 1998 and 1997 were 0.73% and 0.66%, respectively. The return on average equity for the nine months ended September 30, 1998 and 1997 were 14.25% and 12.55%, respectively.

         On a cash earnings basis, net income increased by $5.4 million for the nine months ended September 30, 1998 to $9.0 million, from $3.6 million for the nine months ended September 30, 1997. The cash basis return on average assets for the nine months ended September 30, 1998 and 1997 were 1.07% and 0.88%, respectively. The cash basis return on average equity for the nine months ended September 30, 1998 and 1997 were 20.88% and 16.74%, respectively. The cash basis diluted earnings per share for the nine months ended September 30, 1998 and 1997 were $1.26 and $0.71, respectively.

         Net Interest Income. The increase in net interest income was due to a $31.3 million increase in interest income partially offset by a $17.3 million increase in interest expense.

         Interest Income. Interest income for the nine months ended September 30, 1998 increased approximately $31.3 million, or 101.5%, from $30.9 million for the same period in 1997 to $62.2 million in 1998. The increase was primarily the result of an increase of $11.0 million in interest and fees on loans resulting from acquisitions and internal growth and $20.5 million in interest on investment securities resulting from the deployment of cash received from financing transactions, branch acquisitions and deposit growth into the Company's investment portfolio.

         Interest Expense. Interest expense for the nine months ended September 30, 1998 increased approximately $17.3 million, from $15.5 million for the same period in 1997 to $32.8 million in 1998. This increase was primarily due to a $7.3 million increase in interest on deposit accounts resulting from significantly higher deposit balances due to acquisitions and internal growth, a $9.5 million increase in interest on short-term borrowed funds resulting from higher levels of borrrowings from correspondent banks and securities sold under agreements to repurchase and a $607,000 increase in interest on guaranteed preferred beneficial interest in subordinated debt. The Beneficial Acquisition and the recently completed offering of Trust Preferred Securities will result in additional interest expense in future periods.

         Provision  for Loan  Losses.  For the nine months ended  September  30,
1998, the provision for loan losses amounted to $1.6 million, an increase of $342,000, compared to $1.2 million for the same period in 1997. The increase in the provision for loan losses was due to higher levels of loans outstanding. Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the Bank's primary regulator.

         Other Income. Other income increased $2.8 million for the nine month period ended September 30, 1998 compared to the nine month period ended September 30, 1997. The increase was a result of approximately $1.4 million in fees generated by a larger base due to deposit acquisitions and internal growth, augmented by $790,000 in gains from the sale of investment securities and $396,000 in other income.

         Other Expenses. Other expenses increased approximately $11.4 million, to $23.2 million for the nine months ended September 30, 1998 as compared to $11.8 million for the same period in 1997. Of the increase, $5.3 million was in salaries and employee benefits, $1.3 million was in occupancy expense, $755,000 was in equipment expense, $179,000 was in professional fees and services, $564,000 was in data processing expense, $250,000 was in postage and supplies, $2.0 million was in amortization of excess of cost over fair value of assets acquired and $1.1 million was in other expenses. The increase in other expenses reflects the Company's strategy to support planned expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review, compliance and audit departments. The increase in occupancy, equipment professional fees and services and data processing expenses were the result of internal growth and the effect of the Company's acquisitions. The Company has entered into two purchase and assumption agreements which, when completed, will result in the acquisition of a total of ten branch locations, including the eight branch locations in connection with the Beneficial Acquisition. As a result, the Company expects the level of amortization of excess of cost over fair value of assets acquired to increase in future periods, subsequent to the completion of the transactions.

         Income Taxes. Applicable income taxes increased $1.5 million for the nine months ended September 30, 1998 as compared to the same period in 1997. The increase resulted from higher pre-tax earnings.


Year 2000 Compliance

         The Company's board of directors has approved a Year 2000 compliance plan designed to address the concerns raised by the Year 2000 problem. Management provides progress reports at least quarterly to the board.

         The areas covered by the plan are hardware, software, customers and service providers. The Company has identified specific issues related to each area. At September 30, 1998, the Company has completed the assessment phase of the plan in which assessment tasks have been completed in each group. The Company has begun its testing phase and its customer awareness phase. Both are expected to continue until the end of the current year. The Company is satisfied with the results of the testing it has completed to date. The Company has contacted its critical service providers and will continue to pursue each of their compliance efforts. Contingency plans have been developed for critical functions provided by third-party service providers. There have been no data center projects that have been deferred due to resources applied to the Year 2000 effort.

         The Company's primary system software, licensed from Kirchman Corporation ("Kirchman"), has been represented to be Year 2000 compliant by Kirchman. The Company has received the results of an independent testing group verifying such compliance.

         It is expected that Year 2000 compliance will cost approximately $180,000, of which about $60,000 has been spent. The primary expenditure of funds will be for the upgrade of equipment, and to a much lesser extent, computer software, employee salaries and related employee benefits. The source of funds for Year 2000 costs are expected to derive from current earnings. Management believes the cost of non-information technology expenses related to Year 2000 compliance will not have a material adverse effect on the Company's financial statements.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Company's exposure to interest rate risk results from the difference in maturities on interest-bearing liabilities and interest-earning assets, the relative sensitivity of interest-bearing liabilities and interest-earning assets to interest rates and the volatility of interest rates. Because the Company's assets have a longer maturity than its liabilities, the Company's earnings will tend to be negatively affected during periods of rising interest rates. Conversely, this mismatch should benefit the Company during periods of declining interest rates. Management monitors the relationship between the interest rate sensitivity of the Company's assets and liabilities. In this regard, the Company emphasizes the origination of short-term commercial loans and revolving home equity loans and de-emphasizes the origination of long-term mortgage loans.

Gap Analysis

Banks and bank holding companies are concerned with the extent to which they are able to match maturities of interest-earning assets and interest-bearing liabilities. Examining the extent to which such assets and liabilities are interest-rate sensitive facilitates such matching and by monitoring a bank's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. On a quarterly basis, the Company monitors its gap, primarily its six-month and one-year maturities and works to maintain its gap within a range that does not exceed a negative 15% of total assets. The Company attempts to maintain its ratio of rate-sensitive assets to rate-sensitive liabilities between 75% to 125%.

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

At June 30, 1998, the Bank had a slightly positive position with respect to its exposure to interest rate risk: total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing during the same time period by $6.5 million, representing a positive cumulative one-year gap ratio of 0.56%. As a result, the yield on interest-earning assets of the Bank should adjust to changes in interest rates at a slightly faster rate than the cost of interest-bearing liabilities. Because the Bank had negligible negative gap characteristics in its shorter maturity periods, its one-year gap mismatch sould have little effect on net interest margin during periods of rising or declining market interest rates; there can be no assurance of this, however, as among other things, the Bank's gap position changes from period to period.

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

                                                       Maturity/Repricing Time Periods
                                                              (Dollars in Thousands)
                                   0-3 Months    4-12 Months     1-5 Years   Over 5 Years      Total
                                   ----------    -----------     ---------   ------------      -----
Loans Receivable                   $  234,235     $   52,591    $  165,298    $   39,070    $  491,194
Investment Securities                 289,635        123,330        96,201        48,226       557,392
Federal funds sold                      9,500           --            --            --           9,500
                                   ----------     ----------    ----------    ----------    ----------
  Total interest-earning assets       533,370        175,921       261,499        87,296     1,058,086
                                   ----------     ----------    ----------    ----------    ----------
Interest-bearing demand deposits       51,695          7,444        39,702        29,952       128,793
Savings deposits                       13,075          7,730        41,228        51,536       113,569
Time certificates under $100,000      112,970        112,493        31,709          --         257,172
Time certificates $100,000 or          51,697         38,174         2,523          --          92,394
more
Federal Home Loan Bank advances        35,700           --            --            --          35,700
Federal funds purchased                15,000           --            --            --          15,000
Securities sold under agreements
  To repurchase                       256,800           --            --            --         256,800
                                   ----------     ----------    ----------    ----------    ----------
  Total interest-bearing liabilities  536,937        165,841       115,162        81,488       899,428
                                   ----------     ----------    ----------    ----------    ----------
Periodic Gap                       $   (3,567)    $   10,080    $  146,337    $    5,808    $  145,760
                                   ==========     ==========    ==========    ==========

Cumulative Gap                     $   (3,567)    $    6,513    $  152,850    $  158,658
                                   ==========     ==========    ==========    ==========
Cumulative Gap Ratio                    (0.31%)         0.56%        13.25%        13.75%
                                   ==========     ==========    ==========    ==========

As of the date of filing this report, September 30, 1998 gap data for the Bank was not available. Management of the Bank does not believe that the September 30, 1998 gap position of the Bank has materially adversely changed from the Bank's gap position as of June 30, 1998.

                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings

         The Company was not engaged in any legal proceedings of a material nature at September 30, 1998. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2   Changes in Securities and Use of Proceeds

         On October 30, 1998, the Company, through its Delaware trust subsidiary, Sun Capital Trust II ("Trust II"), issued and sold $29.9 million of Trust II's 8.875% Preferred Securities in an underwritten public offering co-managed by Advest, Inc. and Janney Montgomery Scott, Inc. Trust II invested the proceeds of such issuance in 8.875% Junior Subordinated Debentures of the Company (the "Debentures"). The net proceeds from the issuance of the Debentures of the Company will be used to provide capital to Sun Delaware for the Beneficial Acquisition and for the Company's other general corporate purposes.

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


Item 6   Exhibits and Reports on Form 8-K

         (a) 27    Financial Data Schedule (electronic filing only)



         (b) On July 27, 1998, the Company filed a Current Report of Form 8-K dated July 20, 1998, to report that it had entered into a branch purchase and deposit assumption agreement with Beneficial National Bank.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date       November 12, 1998              Sun Bancorp, Inc.
           -----------------              -----------------
                                          (Registrant)




                                          /s/ Philip W. Koebig, III
                                          -------------------------
                                          Philip W. Koebig, III
                                          Executive Vice President





Date       November 12, 1998              /s/ Robert F. Mack
           -----------------              -----------------
                                          Robert F. Mack
                                          Controller