Form 10-K405
period 1998-12-31
SUN BANCORP INC /NJ/
filed 1999-03-30
CIK 1017793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required) For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required) For the transition period from _________ to ________ .

                           Commission File No. 0-20957

                                Sun Bancorp, Inc.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

New Jersey                                                  52-1382541
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
or Organization)                                         Identification No.)

226 Landis Avenue, Vineland, New Jersey                        08360
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:   (609) 691-7700
                                                   -------------------
Securities registered under to Section 12(b) of the Exchange Act:       None
                                                                  --------------
Securities registered under to Section 12(g) of the Exchange Act:
                                                                  --------------
                          Common Stock, $1.00 par value
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for the past 90 days. YES X NO   .
                                               ---  ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock on March 25, 1999, was approximately $83 million.

         As of March 25, 1999, there were issued and outstanding 7,228,768 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 1998. (Parts I, II and IV)

2. Portions of the Proxy Statement for the Annual Meeting of Shareholders for the Fiscal Year ended December 31, 1998. (Part III)

PART I

         SUN BANCORP, INC. (THE "COMPANY") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS," INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS THERETO), IN ITS REPORTS TO SHAREHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

         THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1.  Business
-----------------

General

         The Company, a New Jersey corporation, is a multiple-bank holding company headquartered in Vineland, New Jersey. The Company's principal subsidiaries are Sun National Bank ("Sun New Jersey") and Sun National Bank, Delaware ("Sun Delaware," collectively, the "Banks"). At December 31, 1998, the Company had total assets of $1.5 billion, total deposits of $1.0 billion and total shareholders' equity of $78.3 million. Substantially all of the Company's deposits are federally insured by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Company's remaining deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. The Company's principal business is to serve as a holding company for the Banks. As a registered multiple-bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

         The ongoing consolidation of the banking industry, as well as a regionalization of decision-making authority by larger banking institutions, has left many businesses and individuals in the Company's market area underserved. Beginning in 1993, the Company embarked upon a strategy to expand its operations and retail market share in central and southern New Jersey through mergers, acquisitions and internal growth. More recently, this strategy broadened to include contiguous portions of Delaware. The Board of Directors and management see opportunities to expand the Company as a result of the lack of competitive commercial banking services being provided to local businesses and recognize the need for a locally based and managed community bank.

         In executing its expansion strategy, the Company has successfully completed the acquisition of two commercial banks with a total of $119 million in assets and eight purchase transactions, resulting in the Company's acquisition of a total of 37 branches with $589.5 million in deposits since 1993. Seven de novo financial service centers have been opened since 1993. In January 1999, the acquisition of two branches in southern New Jersey from Summit Bank with $15.8 million in deposit liabilities was consummated. Also in January, Sun New Jersey opened its first supermarket office in Cherry Hill.

         In December 1998, the Company completed an acquisition that expanded its banking operations into Delaware through the assumption, by Sun Delaware, of approximately $169 million in deposits (including eight branch locations) and the purchase of $125 million in net loans, from Household Bank, fsb, the successor to Beneficial National Bank, Wilmington, Delaware (the "Beneficial Acquisition").

         During October 1998, Sun Capital Trust II, a Delaware business trust subsidiary of the Company, issued $29.9 million of 8.875% Preferred Securities. The Company also consummated the sale of 700,000 shares of its common stock in November 1998 and an additional 75,000 shares in accordance with the exercise of an over-allotment option in December 1998. The Company used the proceeds from the sales of these securities, in part, to provide capital to Sun Delaware.

         In July 1998, Sun New Jersey acquired its first non-bank operating subsidiary, Allegiance Mortgage Company, a retail mortgage banking operation with one office in Cherry Hill, New Jersey, in exchange for 28,302 shares of common stock of the Company. It was subsequently merged into Sun Mortgage Company, a new retail mortgage banking subsidiary. During January 1999, Sun New Jersey acquired a second retail mortgage banking operation, Eastern Financial, Inc. ("Eastern") with one office in Northfield, New Jersey, in exchange for 60,294 shares of the Company's Common Stock. Eastern was subsequently merged into Sun Mortgage Company during the first quarter of 1999. The Company offers residential mortgage products and services to its customers from those two offices of Sun Mortgage Company. For fiscal 1998, the results of operations of Sun Mortgage Company were not material to the Company taken as a whole.

         The Company provides community banking services through 52 branches located in southern and central New Jersey and in contiguous markets in Delaware, including the two branches acquired in January, 1999. The Company offers a wide variety of consumer and commercial lending, as well as deposit services. The loans offered by the Company include commercial and industrial loans, commercial real estate loans, home equity loans, mortgage loans and installment loans. The Company's deposit and personal banking services include checking, regular savings, money market deposits, certificates of deposit and individual retirement accounts. Through a third party arrangement, the Company also offers mutual funds, securities brokerage and investment advisory services. The Company considers its primary market area to be southern and central New Jersey and contiguous markets in Delaware served by Sun Delaware. The Company's market area contains a diverse base of customers, including agricultural, manufacturing, transportation, hospitality and retail consumer businesses.

         In recent years, the Company has experienced a significant level of loan growth. The Company's loan portfolio increased from $83.4 million at December 31, 1993, to $689.9 million at December 31, 1998. Much of this loan growth is attributable to the Company's hiring of a number of experienced loan officers previously employed by larger banking organizations. In most cases, these loan officers brought with them established contacts and relationships with individuals or entities throughout the Company's primary market area and thus have been able to increase the Company's customer base and the number of loan originations. The Company also has established a number of regional advisory boards, comprised of prominent local business and community representatives, who refer significant business opportunities to the Company. In addition, the Company has made significant efforts to increase its lending to businesses along the central and southern New Jersey seashore that are primarily operational during certain times of each year (i.e. seasonal lending), which has contributed to the Company's loan growth.

         To support and manage the expanded operations of the Company and to provide adequate management resources to support further expansion and growth, the Company has recruited and hired, in addition to experienced commercial loan officers, credit, compliance, loan review, internal audit, operations personnel and senior level executives. Additionally, the Company has enhanced and expanded its operational and management information systems and enhanced its oversight of third-party vendors. While the Company continues to monitor its rapid growth, as well as the adequacy of management and resources available to support such growth, there can be no assurance that the Company will be successful in managing all elements relating to this rapid growth.

Market Area

         The Banks are community-oriented financial institutions, offering a wide variety of financial services to meet the needs of the communities they serve. The Banks conduct business through 52 branch offices, one loan administration office and two mortgage origination offices located in the southern and central New Jersey counties of Atlantic, Burlington, Camden, Cape May, Cumberland, Gloucester, Mercer, Middlesex, Monmouth, Ocean, Salem and Somerset and New Castle County, Delaware ("primary market area"). The Banks' deposit gathering base and lending area is concentrated in the communities surrounding their offices.

         Sun New Jersey is headquartered in Cumberland County, New Jersey. The city of Vineland is approximately 30 miles southeast of Philadelphia, Pennsylvania, and 30 miles southeast of Camden, New Jersey. The Philadelphia International Airport is approximately 45 minutes from Vineland.

         The central and southern New Jersey areas are among the fastest growing population areas in New Jersey and has a significant number of retired residents who have traditionally provided Sun New Jersey with a stable source of deposit funds. The economy of Sun New Jersey's primary market area is based upon a mixture of the agriculture, transportation, manufacturing and tourism trade. These areas are also home to commuters working in New Jersey suburban areas around New York and Philadelphia.

         Sun Delaware is headquartered in New Castle County, Delaware. The city of Wilmington is approximately 25 miles southwest of Philadelphia, Pennsylvania. The Philadelphia International Airport is approximately 30 minutes from Wilmington.

         In addition to its relatively affluent and steadily increasing population base, New Castle County, Delaware also contains a very significant and diverse employment base. Employment is concentrated in the services, manufacturing, retail trade, finance, insurance and real estate sectors of the economy. The county contains a disproportionate share of the State's employment and payroll.

         Management considers Sun New Jersey's reputation for customer service as its major competitive advantage in attracting and retaining customers in its market area. Sun New Jersey also benefits from its community orientation, as well as its established deposit base and level of core deposits. Management intends to apply these strategies to Sun Delaware as well.

Lending Activities

         General

         The principal lending activity of the Banks is the origination of commercial real estate loans, commercial business and industrial loans, home equity loans, mortgage loans and, to a much lesser extent, installment loans. All loans are originated in the Banks' primary market area.

         Commercial and Industrial Loans

         The Banks originate several types of commercial and industrial loans. Included as commercial loans are short- and long-term business loans, lines of credit, non-residential mortgage loans and real estate construction loans. The primary focus of the Banks is on the origination of commercial loans secured by real estate. The majority of the Banks' customers for these loans are small- to medium-sized businesses located in the southern and central parts of New Jersey and New Castle County, Delaware.

         Commercial Real Estate Loans

         Loans secured by commercial properties generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. A significant portion of the Banks' commercial real estate and commercial and industrial loan portfolios includes a balloon payment feature. A number of factors may affect a borrower's ability to make or refinance a balloon payment, including without limitation the financial condition of the borrower at the time, the prevailing local economic conditions, and the prevailing interest rate environment. There can be no assurance that borrowers will be able to make or refinance balloon payments when due.

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

         Home Equity Loans

         The Banks originate home equity loans, secured by first or second mortgages owned or being purchased by the loan applicant. Home equity loans are consumer revolving lines of credit. The interest rate charged on such loans is usually a floating rate related to the prime lending rate. Home equity loans may provide for interest only payments for the first two years with principal payments to begin in the third year. A home equity loan is typically originated as a fifteen-year note that allows the borrower to draw upon the approved line of credit during the same period as the note. The Banks generally require a loan-to-value ratio in the range of 70% to 80% of the appraised value, less any outstanding mortgage.

         Residential Real Estate Loans

         The Banks use outside loan correspondents to originate residential mortgages. These loans are originated using the Banks' underwriting standards, rates and terms, and are approved according to the Banks' lending policy prior to origination. Prior to closing, the Banks usually have commitments to sell these loans, at par and without recourse, in the secondary market. Secondary market sales are generally scheduled to close shortly after the origination of the loan. The amount of loans available for sale at year end 1998 was not material.

         The majority of the Banks' residential mortgage loans consists of loans secured by owner-occupied, single-family residences. The Banks' mortgage loan portfolios consist of both fixed-rate and adjustable-rate loans secured by various types of collateral as discussed below. Management generally originates residential mortgage loans in conformity with Federal National Mortgage Association ("FNMA") standards so that the loans will be eligible for sale in the secondary market. Management expects to continue offering mortgage loans at market interest rates, with substantially the same terms and conditions as it currently offers.

         The Banks' residential mortgage loans customarily include due-on-sale clauses, which are provisions giving the Banks the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Banks' fixed-rate mortgage portfolios. The Banks usually exercise their rights under these clauses.

         Installment Loans

         The Banks originate installment or consumer loans secured by a variety of collateral, such as new and used automobiles. The Banks make a very limited number of unsecured installment loans.

         Loan Solicitation and Processing

         Loan  originations  are derived  from a number of sources  such as loan
officers,   customers,   borrowers  and  referrals  from  real  estate  brokers,
accountants, attorneys and regional advisory boards.

         Upon receipt of a loan application, a credit report is ordered and reviewed to verify specific information relating to the loan applicant's creditworthiness. For residential mortgage loans, written verifications of employment and deposit balances are requested by the Banks. The Banks require that an appraisal of the real estate intended to secure the proposed loan is undertaken by a certified independent appraiser approved by the Banks and licensed by the States of New Jersey and Delaware. After all of the required information is obtained, the Banks then make a credit decision. Depending on the type, collateral and amount of the credit request, various levels of approval may be necessary. In general, loans of $100,000 or more must be presented at an Officers' Loan Committee which has the authority to approve unsecured loans to $750,000 and secured loans to $1.5 million. Each of the Banks has an Officers' Loan Committee comprised of the Bank's CEO, senior lending officer and regional lending officers. Credit requests in excess of the approval authority of the Officers' Loan Committee must also be presented to the Board of Directors for approval. Loans under $100,000 are generally approved by various levels of management. All loans require the approval of at least two lending officers.

         Title insurance policies are required on all first mortgage loans. Hazard insurance coverage is required on all properties securing loans made by the Banks. Flood insurance is also required, when applicable.

         Loan applicants are notified of the credit decision by letter. If the loan is approved, the loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. The borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Generally, title insurance is required on all first mortgage loans.

         Loan Commitments

         When a commercial loan is approved, the Banks issue a written commitment to the loan applicant. The commitment indicates the loan amount, term and interest rate and is valid for approximately 45 days. Approximately 90% of the Banks' commitments are accepted or rejected by the customer before the expiration of the commitment. At December 31, 1998, the Banks had approximately $103.3 million in commercial loan commitments outstanding.

         Credit Risk, Credit Administration and Loan Review

         Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. The Banks incur credit risk whenever they extend credit to, or enter into other transactions with, their customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. Credit administration is responsible for the overall management of the Banks' credit risk and the development, application and enforcement of uniform credit policies and procedures the principal purpose of which is to minimize such risk. One objective of credit administration is to identify and, to the extent feasible, diversify extensions of credit by industry concentration, geographic distribution and the type of borrower. Loan review and other loan monitoring practices provide a means for the Banks' management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Banks' loan officers and are being applied uniformly. Sun New Jersey has taken a number of steps to enhance its credit administration and loan review functions in an effort to better manage its credit risk, especially in light of its rapid growth. While the Company continues to review these and other related functional areas, there can be no assurance that the steps it has taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

         Mortgage Banking Subsidiary

         The Company's mortgage banking activities are conducted principally through Sun Mortgage Company. Sun Mortgage Company's activities include the origination of residential real estate loans (generally consisting of one-to-four family first mortgage loans), for sale into the secondary market. In the future, Sun Mortgage Company will also consider purchasing, as well as selling, loan servicing rights.

         Sun Mortgage Company originates, without the use of third-party brokers, fixed-rate and adjustable rate residential real estate loans for sale into the secondary mortgage market. Sun Mortgage Company's total residential real estate loan production during 1998 was $65.2 million.

         Sun Mortgage Company's residential real estate loan production during 1998 was primarily concentrated in the State of New Jersey, and includes loans
(i) that meet the standard underwriting policies and purchase limits established by the Federal National Mortgage Association ("FNMA") Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines ("conforming conventional loans"); (ii) in amounts in excess of the purchase limits established by FNMA, GNMA and FHLMC ("jumbo loans"); (iii) insured or guaranteed under the Federal Housing Administration ("FHA") or Veteran Administration ("VA") programs; (iv) that conform to programs established by various state and local authorities; and (v) exclusively for sale to specified secondary market investors that conform to the requirements of such investors, which may be more or less stringent than those for conforming conventional loans.

         Underwriting policies and guidelines for residential real estate loans produced for Sun Mortgage Company's portfolio (except to finance sales of the Bank's residential owned real estate) are, at a minimum, in conformance with those of FNMA, GNMA and FHLMC. Such policies and guidelines include requiring an appraisal of the value of the collateral for the purpose of determining the loan-to-value ratio (i.e., the ratio that the principal amount of the loan bears to the value of the collateral securing the loan at the time of origination) and the collateral's adequacy as security. The collateral's value is deemed to be the lower of the purchase price or the appraised value, except for refinance loans, where the appraised value is used. With respect to residential first mortgage loans having a loan-to-value ratio in excess of 80% at the date of origination, Sun Mortgage company generally requires private mortgage insurance underwritten by FNMA-, GNMA- and FHLMC-approved insurers on the least the amount of the loan in excess of 80% of the collateral's value.

Investment Securities Activities

         General

         The investment policy of the Banks is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that optimize interest income within acceptable limits of safety and liquidity. The Banks' investments consist primarily of federal funds, securities issued or guaranteed by the United States Government or its agencies, states and political subdivisions and corporate bonds.


Sources of Funds

         General

         Deposits are the major source of the Banks' funds for lending and other investment purposes. In addition to deposits, the Banks derive funds from the amortization, prepayment or sale of loans, maturities or sale of investment securities, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits

         Consumer and commercial deposits are attracted principally from within the Banks' primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Banks regularly evaluate the internal cost of funds, survey rates offered by competing institutions, review the Banks' cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate. The Banks do not obtain funds through brokers, nor do they solicit funds outside the States of New Jersey or Delaware, respectively.

         Borrowings

         Deposits are the primary source of funds of the Banks' lending and investment activities and for their general business purposes. Sun New Jersey may obtain advances from the FHLB of New York to supplement its supply of lendable funds. Such advances must be secured by a pledge of the Bank's stock in the FHLB of New York and a portion of the Bank's first mortgage loans and certain other assets. The Banks, if the need arises, may also access the Federal Reserve Bank discount window to supplement their supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1998, Sun New Jersey had $296.1 million in secured FHLB advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowings" in the Company's 1998 Annual Report to Shareholders.


Cash Management Services

         The Banks offer a menu of cash management services designed to meet the more sophisticated needs of their commercial customers. Headed by an experienced cash management executive, the Cash Management Department offers products such as electronic banking, sweep accounts, lockbox services, PC banking and controlled disbursement services. Many of these services are provided through third-party vendors with links to the Company's data center. Fees generated by cash management services were not material to the Company for fiscal 1998.

Competition

         The Banks face substantial competition both in attracting deposits and in lending funds. The states of New Jersey and Delaware have a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Banks, all of which are competitors of the Banks to varying degrees. In order to compete with the many financial institutions serving their primary market area, the Banks' operating goal is to continue to provide a broad range of financial services with a strong emphasis on customer service to individuals and businesses in southern and central New Jersey and New Castle County, Delaware.

         The competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional and money center banks in the Bank's market area. Competition for funds also include a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional and money center banks, and mortgage-bankers many of whom have far greater resources then the Banks. Non-bank competition, such as investment brokerage houses, has intensified in recent years for all banks as non-bank competitors are not subject to same regulatory burdens as banks.

Personnel

         At December 31, 1998, the Company had 384 full-time and 83 part-time employees. The Company's employees are not represented by a collective bargaining group. The Company believe that its relationship with its employees is good.

                           SUPERVISION AND REGULATION

Introduction

         Bank holding companies and banks are extensively regulated under both federal and state law. The description of statutory provisions and regulations applicable to banking institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Banks and the Company. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

         The Company is a legal entity separate and distinct from the Banks. Accordingly, the right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the Banks is necessarily subject to the prior claims of creditors of the Banks, except to the extent that claims of the Company in its capacity as creditor may be recognized. The principal source of the Company's revenue and cash flow is dividends from the Banks. There are legal limitations on the extent to which a subsidiary bank can finance or otherwise supply funds to its parent holding company.

The Company

         General. As a registered bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended ("BHCA") and is subject to supervision and regular inspection by the Board of Governors of the Federal Reserve System ("Federal Reserve"). As a bank holding company, the Company's activities and those of the Banks are limited to the business of banking and activities closely related or incidental to banking. The BHCA requires, among other things, the prior approval of the Federal Reserve in any case where the Company proposes to (i) acquire or retain, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the BHCA; (ii) acquire direct or indirect ownership or control, through one or more subsidiaries, of more than 5% of the voting shares of any banking institution or holding company thereof, or (iii) acquire or retain control of a depository institution that is not insured by the FDIC.

         Capital Requirements. The Federal Reserve adopted risk-based capital guidelines for bank holding companies, such as the Company. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.

         In addition to the risk-based capital guidelines, the Federal Reserve established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company is in compliance with these guidelines. The Banks are also subject to similar capital requirements adopted by the OCC.

         The risk-based  capital standards are required to take adequate account
of  interest  rate  risk,   concentration  of  credit  risk  and  the  risks  of
non-traditional activities.

         State Regulation of Bank Holding Companies. Bank holding companies are exclusively state chartered corporations and as such are subject to state regulation. The States of New Jersey and Delaware have statutes governing bank holding companies.

         Under ss.375 to Article 48 of the New Jersey Banking Statutes, the Commissioner of Banking of New Jersey shall have the right to examine any company which controls a bank, the cost of which examination shall be assessed against and paid by the company. Such examination shall be conducted jointly, concurrently or in lieu of examinations made by a federal or other state bank regulatory agency. As a bank holding company located in New Jersey, the Company may acquire a bank or bank holding company located in any state other than New Jersey;

provided that such acquisition is permitted by applicable law of the United States or any other state.

         Under Chapter 8 to Title 5 of the Delaware Code, the Company will be considered an "out-of-state bank holding company" because the greatest amount of deposits of all of the Company's banking subsidiaries is not located in Delaware. Generally, no bank holding company other than a Delaware bank holding company may control a Delaware institution. An out-of-state bank holding company or subsidiary thereof proposing an acquisition of certain Delaware institutions must first apply for the approval or consent of the State Bank Commissioner of Delaware. If the Company becomes a Delaware bank holding company, the State Bank Commissioner of Delaware shall have supervision over the Company and the Commissioner shall have the right to examine the Company, including its nonbank subsidiaries. Such examination shall be conducted jointly, concurrently or in lieu of examinations made by a federal bank regulatory agency.

         Acquisitions/Permissible Business Activities. The Banks have the ability, subject to certain restrictions, including state opt-out provisions, to acquire by acquisition or merger branches outside their respective home states. The establishment of new interstate branches is possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

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

         Source of Strength Policy. Under Federal Reserve policy, a multiple-bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with its "source of strength" policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a multiple-bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

The Banks

         General. The Banks are subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). In addition, the Banks are insured by and subject to certain regulations of the FDIC and are members of the FHLB. The Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Banks.

         Dividend Restrictions. Dividends from the Banks constitute the principal source of income to the Company. The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Banks totaled $10.2 million at December 31, 1998. In addition, the OCC has the authority to prohibit the Banks from paying dividends, depending upon the Banks' financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The ability of the Banks to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies.

         Affiliate Transaction Restrictions. The Banks are subject to federal laws that limit the transactions by subsidiary banks to or on behalf of their parent company and to or on behalf of any nonbank subsidiaries. Such transactions by a subsidiary bank to its parent company or to any nonbank subsidiary are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of such bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits banks from purchasing "low-quality" assets from affiliates.

         FDIC Insurance Assessments. Substantially all of the deposits of the Banks are insured by the Bank Insurance Fund ("BIF") and the remaining deposits are insured by the Savings Association Insurance Fund ("SAIF"), all of which are subject to Federal Deposit Insurance Corporation ("FDIC") insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. During 1995, the FDIC's Board of Directors significantly reduced premium rates assessed on deposits insured by the BIF. Under the current regulations, the Company is assessed a premium on BIF-insured deposits.

         Enforcement Powers of Federal Banking Agencies. Federal banking agencies possess broad powers to take corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". At December 31, 1998, the Banks exceeded the required ratios for classification as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

         Under the OCC's prompt corrective action regulations, the OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a bank is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OCC to meet a specific capital level. A bank generally is considered "adequately capitalized" if its ratio of total capital to risk- weighted assets is at least 8%, its ratio of Tier 1
(core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A bank that has lower ratios of capital are categorized as "undercapitalized," "significantly under capitalized," or "critically undercapitalized." Numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.

         The OCC's prompt corrective action powers can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities; including restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the bank from making capital distributions without prior regulatory approval and, ultimately, appointing a receiver for the institution. Among other things, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and only an "adequately capitalized" depository institution may accept brokered deposits with prior regulatory approval. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Capital Guidelines. Under the risk-based capital guidelines applicable to the Company and the Banks, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities) is 8.00%. At least half of the total capital must be "Tier 1" or core capital, which primarily includes common shareholders' equity and qualifying preferred stock, less goodwill and other disallowed tangibles. "Tier 2" or supplementary capital includes, among other items, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for credit losses, subject to certain limitations, less required deductions as prescribed by regulation.

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

         At December 31, 1998, the Banks' total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory capital requirements.

Legislative Proposals and Reforms

         In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act and the BHCA to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them, will be reintroduced in the current Congress and become law. Consequently, it is not possible to determine what effect, if any, they may have on the Company and the Banks.

Item 2. Properties

         The Company operates from its main office in Vineland, New Jersey and 52 branch offices, including the two branches acquired in January, 1999. Sun New Jersey and Sun Delaware lease their main offices and 24 branch offices. The remainder of the branch offices are owned by Sun New Jersey.

Item 3. Legal Proceedings

         There are various claims and lawsuits in which the Company or the Banks are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Banks hold security interests, claims involving the making and servicing of real property loans, and other issues incident to the Banks' business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Registrant's Common Equity and Related Shareholder Matters

         Information relating to the market for the Company's Common Stock and related shareholder matters appears under the caption "Price Range of Common Stock and Dividends" on page 51 of the Company's 1998 Annual Report to Shareholders, filed as Exhibit 13 to this Report (the "Annual Report"), and is incorporated herein by this reference.

Item 6.  Selected Financial Data

         The above-captioned information appears under the caption "Selected Financial Data" on page 2 of the Annual Report and is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The above-captioned information appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 22 of the Company's Annual Report and is incorporated herein by this reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The above-captioned information appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Gap Analysis" on pages 14 and 15 of the Company's Annual Report and is incorporated herein by this reference.

Item 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements of Sun Bancorp, Inc. are included in the Annual Report on pages 23 through 50, and are incorporated herein by this reference.

Item 9. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors - General Information and Nominees" and "- Biographical Information" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by this reference.

Item 11.  Executive Compensation

         The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) The following audited consolidated financial statements and related documents of the Company are incorporated herein by this reference from the pages in the Annual Report set forth below:


         Report of Independent Auditors.................................23

         Consolidated Statements of Financial Condition.................24

         Consolidated Statements of Income..............................25

         Consolidated Statements of Shareholders' Equity................26

         Consolidated Statements of Cash Flows..........................27

         Notes to Consolidated Financial Statements.....................29

         There are no financial statements schedules that are required to be included in Part II, Item 8.

         (b)      Not applicable.

         (c)      Exhibits

     The following Exhibits are filed as part of this report:

     3(i) Amended and  Restated  Certificate  of  Incorporation  of Sun Bancorp,
          Inc.*

     3(ii) Amended and Restated Bylaws of Sun Bancorp, Inc. **

     10.1 1995 Stock Option Plan ***

     10.2 Employment Agreement with Adolph F. Calovi ****

     10.3 Amended and Restated 1997 Stock Option Plan

     10.4 Branch Purchase and Deposit Assumption Agreement dated July 17, 1998 by and between Sun New Jersey and Household Bank, f.s.b.*****

     11   Computation regarding earnings per share******

     13   Annual Report to Shareholders

     21   Subsidiaries of the Registrant

     23   Consent of Deloitte & Touche, LLP

     27   Financial Data Schedule (electronic filing only)

---------------------
* Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-62223) filed with the SEC on August 25, 1998.
** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20957).
*** Incorporated by reference to the Form 10 filed with the SEC on June 28, 1996 (File No. 0-20957).
**** Incorporated by reference to the Company's  Registration  Statement on Form
     S-1/A (File No. 333-21903) filed with the SEC on January 24, 1997. *****Incorporated by reference to the Company's Current Report on Form 8-K dated
     July 20, 1998.
******Incorporated by  reference  to  Note  19  of  the  Notes  to  Consolidated
     Financial Statements of the Company included in Exhibit 13 hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 1999.

                                 SUN BANCORP, INC.


                                 By:  /s/Philip W. Koebig, III
                                    --------------------------------------------
                                 Philip W. Koebig, III
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 1999.


/s/Bernard A. Brown                       /s/Philip W. Koebig, III
---------------------------------------  ------------------------------------
Bernard A. Brown                         Philip W. Koebig, III
Chairman of the Board of Directors       President, Chief Executive Officer and
                                         Director




/s/Adolph F. Calovi                      /s/Sidney R. Brown
---------------------------------------  ---------------------------------------
Adolph F. Calovi                         Sidney R. Brown
Director                                 Vice Chairman, Secretary and Treasurer



/s/Peter Galetto, Jr.                    /s/Anne E. Koons
---------------------------------------  ---------------------------------------
Peter Galetto, Jr.                       Anne E. Koons
Director                                 Director



                                         /s/Robert F. Mack
---------------------------------------  ---------------------------------------
Ike Brown                                Robert F. Mack
Director                                 Executive Vice President
                                         (Principal Financial and Accounting
                                         Officer)