Form 10-Q
period 1999-03-31
SUN BANCORP INC /NJ/
filed 1999-05-17
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1999
                                                --------------------

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


                               SUN BANCORP, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                       52-1382541
--------------------------------------------------          --------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock          7,229,717                April 30, 1999
-----------------------------          ---------               ----------------
         Class                   Number of shares outstanding        Date

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      March 31,       December 31,
                                                                                        1999              1998
                                                                                        ----              ----
                                                                                        (Dollars in thousands)
                                                                                       (Unaudited)
ASSETS

Cash and due from banks                                                               $    41,827    $    54,816
Federal funds sold                                                                             --         34,700
                                                                                      -----------    -----------
  Cash and cash equivalents                                                                41,827         89,516
Investment securities available for sale (amortized cost -
  $636,765; 1999 and $622,185; 1998)                                                      630,902        621,421
Loans receivable (net of allowance for loan losses -
  $7,636; 1999 and $7,143; 1998)                                                          730,264        689,852
Restricted equity investments                                                              28,337         28,337
Bank properties and equipment                                                              26,754         26,007
Real estate owned, net                                                                        373            292
Accrued interest receivable                                                                11,598         10,501
Excess of cost over fair value of assets acquired, net                                     42,153         42,961
Deferred taxes                                                                              4,496          2,385
Other assets                                                                                4,806          4,131
                                                                                      -----------    -----------
TOTAL                                                                                 $ 1,521,510    $ 1,515,403
                                                                                      ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                              $ 1,006,904    $ 1,025,398
Advances from the Federal Home Loan Bank                                                   29,256          4,386
Loan payable                                                                                1,160          1,160
Federal funds purchased                                                                    13,400
Securities sold under agreements to repurchase                                            326,050        332,118
Other liabilities                                                                           8,881         15,358
                                                                                      -----------    -----------
  Total liabilities                                                                     1,385,651      1,378,420
                                                                                      -----------    -----------

Guaranteed preferred beneficial interest in Company's subordinated debt                    58,595         58,650

SHAREHOLDERS' EQUITY
Preferred stock, none issued                                                                    -              -
Common stock, $1 par value, 25,000,000 shares authorized,
  Issued and outstanding: 7,228,768 in 1999; and 7,165,360 in 1998                          7,229          7,165
Surplus                                                                                    62,794         61,710
Retained earnings                                                                          11,590         10,243
Accumulated other comprehensive income                                                     (3,870)          (504)
Treasury stock at cost, 26,133 shares                                                        (479)          (281)
                                                                                      -----------    -----------
  Total shareholders' equity                                                               77,264         78,333
                                                                                      -----------    -----------

TOTAL                                                                                 $ 1,521,510    $ 1,515,403
                                                                                      ===========    ===========

-------------------------------------------------------------

    See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                         ----------------------------------------
                                                                                    1999      1998
                                                                         (In thousands, except per share amounts)
                                                                                       (Unaudited)
INTEREST INCOME:
  Interest and fees on loans                                                       $15,152   $10,189
  Interest on taxable investment securities                                          9,007     7,895
  Interest on non-taxable investment securities                                        544       466
  Dividends on restricted equity investments                                           464       465
  Interest on federal funds sold                                                       101        44
                                                                                  --------   -------

    Total interest income                                                           25,268    19,059
                                                                                  --------   -------

INTEREST EXPENSE:
  Interest on deposits                                                               7,954     5,598
  Interest on short-term borrowed funds                                              4,124     4,003
  Interest on guaranteed preferred beneficial interest in
    Company's subordinated debt                                                      1,391       721
                                                                                  --------   -------
    Total interest expense                                                          13,469    10,322
                                                                                  --------   -------

    Net interest income                                                             11,799     8,737

PROVISION FOR LOAN  LOSSES                                                             667       483
                                                                                  --------   -------
    Net interest income after provision for loan losses                             11,132     8,254
                                                                                  --------   -------

OTHER INCOME:
  Service charges on deposit accounts                                                1,149       665
  Other service charges                                                                 26        22
  Gain on sale of fixed assets                                                           5
  Gain on sale of loans                                                                 12        79
  Gain on sale of investment securities                                                 49       331
  Other                                                                              1,085       174
                                                                                   -------   -------
    Total other income                                                               2,326     1,271
                                                                                   -------   -------

OTHER EXPENSES:
  Salaries and employee benefits                                                     4,599     3,174
  Occupancy expense                                                                  1,169       731
  Equipment expense                                                                    705       516
  Professional fees and services                                                        96       154
  Data processing expense                                                              746       521
  Amortization of excess of cost over fair value of assets acquired                  1,468       944
  Postage and supplies                                                                 367       235
  Insurance                                                                             83        69
  Other                                                                                864       630
                                                                                  --------  --------
    Total other expenses                                                            10,097     6,974
                                                                                  --------  --------

INCOME BEFORE INCOME TAXES                                                           3,361     2,551

INCOME TAXES                                                                           965       746
                                                                                  --------   -------

NET INCOME                                                                         $ 2,396   $ 1,805
                                                                                  ========   =======


    Basic earnings per share                                                       $  0.33   $  0.30
                                                                                   =======    ======

    Diluted earnings per share                                                     $  0.31   $  0.27
                                                                                   =======    ======

Weighted average shares                                                              7,188     6,021
                                                                                     =====     =====

--------------------------------------------------------------------------------
     See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                         -----------------------------
                                                                                                1999          1998
                                                                                                ----          ----
                                                                                                    (In thousands)
                                                                                                     (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                                   $  2,396      $  1,805
  Adjustments to reconcile net income to net cash used in operating activities:
    Provision for loan losses                                                                       667           483
    Depreciation and amortization                                                                   454           234
    Amortization of excess cost over fair value of assets acquired                                1,468           944
    Gain on sale of loans                                                                           (12)          (79)
    Gain on sale of investment securities available for sale                                        (49)         (331)
    Gain on sale of bank properties and equipment                                                    (5)
    Deferred income taxes                                                                          (417)         (315)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest and other assets                                                          (1,771)       (3,310)
      Accounts payable and accrued expenses                                                      (6,477)           47
                                                                                                --------     --------
        Net cash used in operating activities                                                    (3,746)         (522)
                                                                                                --------     --------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                         (47,508)      (27,902)
  Purchases of mortgage-backed securities available for sale                                    (22,036)       (8,457)
  Purchases of restricted equity securities                                                                      (577)
  Proceeds from maturities of investment securities available for sale                            7,000        16,500
  Proceeds from maturities of mortgage-backed securities available for sale                      38,883         9,952
  Proceeds from sale of investment securities available for sale                                  9,112        64,357
  Proceeds from sale of mortgage-backed securities available for sale                                          29,439
  Proceeds from sale of loans                                                                       676         2,382
  Net increase in loans                                                                         (41,724)      (31,001)
  Increase in loans resulting from branch acquisitions                                              (20)          (34)
  Purchase of bank properties and equipment                                                        (970)         (457)
  Increase in bank properties and equipment resulting from branch acquisitions                     (177)         (117)
  Proceeds from the sale of bank properties and equipment                                             8
  Repurchases of Company's trust preferred securities                                               (55)
  Excess of cost over fair value of branch assets acquired                                         (660)         (858)
  Increase in real estate owned, net                                                                (80)            -
                                                                                               --------      --------
        Net cash (used in) provided by investing activities                                     (57,551)       53,227
                                                                                               --------      --------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                           (34,305)       10,900
  Increase in deposits resulting from branch acquisitions                                        15,810        25,149
  Net advances (repayments) under line of credit and repurchase agreements                       32,202       (80,819)
  Payments for fractional interests resulting from stock dividend                                                  (3)
  Treasury stock purchased                                                                         (198)
  Proceeds from issuance of common stock                                                             99           207
                                                                                              ---------      ---------
        Net cash provided by (used in) financing activities                                      13,608       (44,566)
                                                                                                -------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (47,689)        8,139
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   89,516        34,061
                                                                                                -------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  41,827     $  42,200
                                                                                              =========     =========

-------------------------------------------------------------
    See notes to consolidated financial statements

                                SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The audited and unaudited consolidated financial statements contained herein for Sun Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Sun Capital Trust ("Sun Trust I"), Sun Capital Trust II ("Sun Trust II"), Sun National Bank, Delaware ("Sun Delaware"), Sun National Bank (the "Sun") and Sun's wholly-owned subsidiaries, Sun Mortgage Company ("Sun Mortgage") and Med-Vine, Inc. All significant inter-company balances and transactions have been eliminated.

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 1998. The results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999 or any other period.

(2)      Acquisitions

         On January 15, 1999, Sun purchased two branch offices from Summit Bank, Hackensack, N.J ("Summit"). Sun acquired approximately $15,845,000 of deposit liabilities, $177,000 in real estate and equipment, $20,000 in loans and $229,000 in cash. Sun paid a premium of $660,000, which is being amortized over seven years.

         On January 22, 1999, Sun acquired Eastern Financial Inc., a full-service mortgage company located in Northfield, N.J., in exchange for 60,294 shares of the Company's common stock. The transaction was accounted for as a pooling of interests.


(3)      Loans

         The components of loans as of March 31, 1999 and December 31, 1998 were as follows:

                                               March 31, 1999 December 31, 1998
                                               -------------- -----------------
                                                      (In thousands)
                                                  (Unaudited)
         Commercial and industrial                 $586,611      $548,645
         Real estate-residential mortgages           78,521        79,188
         Installment                                 72,768        69,162
                                                   --------       -------
           Total gross loans                        737,900       696,995
         Allowance for loan losses                   (7,636)       (7,143)
                                                    -------       -------
           Net Loans                               $730,264      $689,852
                                                   ========      ========

         Non-accrual loans                        $   1,572      $  1,608

(4)      Allowance For Loan Losses

         Changes in the allowance for loan losses were as follows:

                                               For the three month
                                                  period ended        For the year ended
                                                 March 31, 1999       December 31, 1998
                                                 --------------       -----------------
                                                          (In thousands)
                                                  (Unaudited)
         Balance, beginning of period                $7,143              $4,194
         Charge-offs                                  ( 177)               (297)
         Recoveries                                       3                  33
                                                      -----               -----
           Net charge-offs                            ( 174)              ( 264)
         Increase due to branch acquisition                               1,000
         Provision for loan losses                      667               2,213
                                                      -----               -----
         Balance, end of period                      $7,636              $7,143
                                                     ======              ======


         The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under Statements of Financial Accounting Standards ("SFAS") Nos. 114 and 118 issued by the Financial Accounting Standards Board. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan.

         An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant.

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                                          March 31, 1999        December 31, 1998
                                                                          --------------        -----------------
                                                                                       (In thousands)
                                                                            (Unaudited)
         Impaired loans with related reserve for loan
           losses calculated under SFAS No. 114                                      --                     --
         Impaired loans with no related reserve for loan
           losses calculated under SFAS No. 114                                  $1,077                $ 1,251
                                                                                 ------                -------
         Total impaired loans                                                    $1,077                $ 1,251
                                                                                 ======                =======



                                                                       For the three
                                                                        months ended      For the year ended
                                                                       March 31, 1999      December 31, 1998
                                                                       --------------      -----------------
                                                                                (In thousands)
                                                                        (Unaudited)

         Average impaired loans                                                 $ 1,105                $ 1,115
         Interest income recognized on impaired loans                              $  8                  $  61
         Cash basis interest income recognized on impaired loans                      -                  $  33

(5)      Deposits

         Deposits consist of the following major classifications:

                                                      March 31, 1999   December 31, 1998
                                                      --------------   -----------------
                                                               (In thousands)
                                                         (Unaudited)
         Demand deposits                                   $397,569       $ 423,938
         Savings deposits                                   132,013         140,168
         Time certificates under $100,000                   322,744         317,192
         Time certificates $100,000 or more                 154,578         144,100
                                                            -------         -------
           Total                                         $1,006,904     $ 1,025,398
                                                         ==========     ===========

         Of the total demand deposits, approximately, $217,565,000 (unaudited) and $211,652,000 are non-interest bearing at March 31, 1999 and December 31, 1998, respectively.


(6)      Other Comprehensive Income

         The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. This statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of income and are recorded directly to shareholders' equity. Comprehensive (loss) income for the three-month periods ended March 31, 1999 and 1998 amounted to ($3,870,000) and $7,000, respectively.

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

                                                                             For the
                                                                           Three Months           For the
                                                                              Ended             Year Ended
                                                                          March 31, 1999    December 31, 1998
                                                                          --------------    -----------------
                                                                       (In thousands, except per share amounts)
                                                                          (Unaudited)
         Net income                                                           $ 2,396              $ 8,784

         Dilutive stock options outstanding                                     1,116                1,410
         Average exercise price per share                                     $  6.38              $  9.23
         Average market price - diluted basis                                 $ 18.38              $ 24.20

         Average common shares outstanding                                      7,188                6,443
         Increase  in shares due to  exercise of options - diluted basis          653                  872
                                                                               ------                -----
         Adjusted shares outstanding - diluted                                  7,842                7,315

         Net income per share - basic                                         $  0.33              $  1.36
         Net income per share - diluted                                       $  0.31              $  1.20


(8)      Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt

         The sole asset of Sun Trust I is $28,750,000 principal amount of 9.85% Junior Subordinated Debentures issued by the Company that mature on March 31, 2027.

         The sole asset of Sun Trust II is $29,900,000 principal amount of 8.875% Junior Subordinated Debentures issued by the Company that mature on December 31, 2028.

         During the first quarter of 1999, the Company repurchased 2,200 shares of Sun Trust I preferred securities.


(9)      Pending Acquisition

         On May 10, 1999, the Company entered into a purchase and assumption agreement with First Union National Bank ("First Union") whereby the Company will assume certain deposit liabilities of fourteen New Jersey branch offices from First Union. At April 30, 1999, the branches had deposits of approximately $250,000,000. In addition, the Company will acquire account loans as well as property and equipment pertaining to the branches. The transaction is expected to be completed during the third quarter of 1999. The agreement is subject to regulatory approval.

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

Item 2:
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Total assets at March 31, 1999 increased by $6.1 million to $1.522 billion as compared to $1.515 billion at December 31, 1998. The increase was primarily due to an increase in investment securities portfolio of $9.5 million, an increase in net loans of $40.4 million offset by a decrease in cash and due from banks of $13.0 million and federal funds sold of $34.7 million.

         Cash and cash equivalents decreased $47.7 million, from $89.5 million at December 31, 1998 to $41.8 million at March 31, 1999. These funds were primarily used to fund investment purchases and loan originations.

         Investment securities available for sale increased $9.5 million, from $621.4 million at December 31, 1997 to $630.9 million at March 31, 1999. The increase was primarily a result of purchases of investment securities using cash received from the December, 1998 acquisition of eight Delaware branches from Household Bank, fsb.

         Net loans at March 31, 1999 amounted to $730.3 million, an increase of $40.4 million from $689.9 million at December 31, 1998. The increase was primarily from increased originations of commercial and industrial loans. The ratio of non-performing assets to total loans and real estate owned at March 31, 1999 was 0.44% compared to 0.40% at December 31, 1998. The ratio of allowance for loan losses to total non-performing loans was 262.94% at March 31, 1999 compared to 286.41% at December 31, 1998. The decreases in these two ratios were the result of slightly higher amount of accruing loans contractually past due 90 days or more at March 31, 1999. The ratio of allowance for loan losses to total loans was 1.03% at March 31, 1999 compared to 1.02% at December 31, 1998.

         Excess of cost over fair value of assets acquired decreased $808,000, from $43.0 million at December 31, 1998 to $42.2 million at March 31, 1999. The decrease was a result of scheduled amortization of $1.5 million offset by the addition of a $660,000 premium paid for the acquisition of the Summit offices.

         Total liabilities at March 31, 1999 amounted to $1,386 million compared to $1,378 million at December 31, 1998, an increase of $7.2 million.

         Total deposits amounted to $1.007 billion at March 31, 1999 an $18.5 million decrease over December 31, 1998 deposits of $1.025 billion. The increase was the result of approximately $34.3 million decrease in deposits partially offset by $15.8 million of deposits acquired in connection with the Summit branch transaction.

         Advances from the Federal Home Loan Bank amounted to $29.3 million at March 31, 1999 compared to $4.4 million at December 31, 1998, an increase of $24.9 million. Federal funds purchased at March 31, 1999 amounted to $13.4 million. There were no federal funds purchased at December 31, 1998. These liabilities were increased, in part, to fund new loans and deposit withdrawals.

         Total shareholders' equity declined by $1.0 million, from $78.3 million at December 31, 1998, to $77.3 million at March 31, 1999. The net decrease was a result of a $3.4 million increase in the unrealized loss on securities available for sale, net of taxes, partially offset by earnings of $2.4 million for the three months ended March 31, 1999.

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

         The Company has experienced a significant increase in commercial loan demand and expects such demand to continue for the remainder of the current fiscal year. Historically, management has demonstrated the ability to meet this increased need for funds by attracting higher levels of deposits, engaging in repurchase agreements, raising capital and utilizing its lines of credit with other financial institutions. It also has the ability to liquidate portions of its investment portfolio.

         The increase of commercial loans has the effect of increasing the level of risk-based assets and thus lowering the Company's risk-based capital ratios. In general, commercial loans are categorized as having a 100% risk weighting using the calculations required by the Company's regulators. Until its recent issuance of Trust Preferred Securities and additional issuance of common shares, the rate at which commercial loans have grown has outpaced the internal growth rate of the Company's capital.

         It is the Company's intent to maintain adequate levels of risk-based capital. Management monitors the Company's capital levels, and when appropriate, will recommend additional capital raising efforts to the Company's board of directors.



Comparison of Operating Results for the Three Months Ended March 31, 1999 and 1998.

         General. Net income increased by $591,000 for the three months ended March 31, 1999 to $2.4 million from $1.8 million for the three months ended March 31, 1998. Net interest income increased $3.1 million and the provision for loan losses increased $184,000 for the three months ended March 31, 1999 compared to the same period in 1998. Other income increased by $965,000 to $2.3 million for the three months ended March 31, 1999 as compared to $1.3 million for the three months ended March 31, 1998. Other expenses increased by $3.1 million to $10.1 million for the three months ended March 31, 1999 as compared to $7.0 million for the three months ended March 31, 1998.

         Net Interest Income. The increase in net interest income was due to a $6.2 million increase in interest income partially offset by a $3.1 million increase in interest expense.

         Interest Income. Interest income for the three months ended March 31, 1999 increased approximately $6.2 million , or 32.6%, from $19.1 million for the same period in 1998 to $25.3 million in 1999. The increase was primarily the result of an increase of $5.0 million in interest and fees on loans resulting from acquisitions and internal growth and $1.2 million in interest on investment securities resulting from the deployment of cash received from branch acquisitions and internal growth into the Company's investment portfolio.

         Interest Expense. Interest expense for the three months ended March 31, 1999 increased approximately $3.1 million, from $10.3 million for the same period in 1998 to $13.4 million in 1999. This increase was primarily due to a $2.4 million increase in interest on deposit accounts resulting from significantly higher deposit balances due to acquisitions and internal growth, a $121,000 increase on short-term borrowed funds resulting from higher levels of securities sold under agreements to repurchase and a $670,000 increase in interest on guaranteed preferred beneficial interest in subordinated debt, resulting from the issuance of additional trust preferred securities during 1998.

         Provision for Loan Losses. For the three months ended March 31, 1999, the provision for loan losses amounted to $667,000, an increase of $184,000, compared to $483,000 for the same period in 1998.

Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the Bank's primary regulator.

         Other Income. Other income increased $1.1 million for the three-month period ended March 31, 1999 compared to the three-month period ended March 31, 1998. In most part, the increase was a result of $484,000 in additional service charges generated by a larger deposit base due to acquisitions and internal growth, augmented by $695,000 in loan fees generated by Sun Mortgage, slightly offset by lower gains from the sale of loans of $67,000 and a decrease of $282,000 in gains on the sale of investment securities from the first quarter of 1998.

         Other Expenses. Other expenses increased approximately $3.1 million, to $10.1 million for the three months ended March 31, 1999 as compared to $7.0 million for the same period in 1998. Of the increase, $1.4 million was in salaries and employee benefits, $438,000 was in occupancy expense, $189,000 was in equipment expense, $225,000 was in data processing expense, $132,000 was in postage and supplies, and $524,000 was in amortization of excess of cost over fair value of assets acquired. The increase in other expenses reflects the Company's strategy to support planned expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review and audit departments. The increase in occupancy, equipment, data processing expenses and postage and supplies were the result of internal growth and the effect of the Company's acquisitions.

         Income Taxes. Applicable income taxes increased $219,000 for the three months ended March 31, 1999 as compared to the same period in 1998. The increase resulted from higher pre-tax earnings.



Year 2000 Compliance

         The Company's Board of Directors has approved a Year 2000 compliance plan designed to address the concerns raised by the Year 2000 problem. Management provides progress reports at least quarterly to the board.

         The areas covered by the plan are hardware, software, customers and service providers. The Company has identified specific issues related to each area. At March 31, 1999, the Company had completed the assessment and initial testing phases of the plan. The Company has successfully tested substantially all of its systems and applications. It intends to continue such testing, as well as completing its customer awareness phase during the remainder of 1999.

         The Company's primary system software is licensed from Kirchman Corporation. Kirchman Corporation has represented to the Company that it is Year 2000 compliant. In 1998, the Company received the results of an independent testing group that verified such compliance.

         It is expected that Year 2000 compliance will cost approximately $180,000, of which about $120,000 has been spent at March 31, 1999. The primary expenditure of funds is for the upgrade of equipment, and to a much lesser extent, computer software, employee salaries and related employee benefits. The source of funds for Year 2000 compliance costs have been, and are expected to continue to be, derived from current earnings. Management believes the cost of non-information technology expenses related to Year 2000 compliance will not have a material adverse effect on the Company's financial statements.

The company will be reliant upon the software of Kirchman Corporation for data processing. Rapid and accurate data processing is essential to the operations of the Company. If Kirchman Corporation software malfunctions in the year 2000, these malfunctions could adversely effect the operations of the Company. To a much lesser extent, the Company risks the effects of a malfunction by telecommunication service providers. The Company could experience a slowing of operations if the telecommunication service providers suffer malfunctions. In addition, the inability of loan customers to adequately address Year 2000 issues or borrowers who experience Year 2000 disruptions and are unable to repay their loans on time may adversely affect the Company.

In the event that the Kirchman Corporation is not Year 2000 compliant, the Company will attempt to locate an alternative service bureau. A disruption of this type in the Company's data processing ability may have a material adverse effect on the Company. If very few financial institution service bureaus are operating in the year 2000, replacement costs, assuming the Company could negotiate an agreement, could be material to the Company.



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

Management and the Board of Directors monitor its gap position at quarterly meetings. The Asset/Liability Committee of the Banks' Board of Directors meets to discuss interest rate risk. The Banks use simulation models to measure the impact of potential changes of up to 200 basis points in interest rates on the net interest income of the Company. As described below, sudden changes to interest rates should not have a material impact to the Company's results of operations. Should the Banks experience a positive or negative mismatch in excess of the approved range, it has a number of remedial options. It has the ability to reposition its investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. It can attract variable- or fixed-rate loan products as appropriate. It can also price deposit products to attract deposits with maturity characteristics that can lower its exposure to interest rate risk.

For a discussion of the potential impact of interest rate changes on the Company's balance sheet, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report. There has been no material change in the Company's asset and liability position since December 31, 1998.

                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings

         The Company is not engaged in any legal proceedings of a material nature at March 31, 1999. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


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



         (b) The following current reports on Form 8-K were filed during the quarter ended March 31, 1999:

                  On January 15, 1999 the Company filed Form 8-K/A to report the consummation of the acquisition of eight branch offices from Household Bank, fsb.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date       May 13, 1999                Sun Bancorp, Inc.
           ------------                -----------------
                                       (Registrant)




                                       /s/ Philip W. Koebig, III
                                       -------------------------
                                       Philip W. Koebig, III
                                       President and Chief Executive Officer





Date         May 13, 1999              /s/ Robert F. Mack
            -------------              ------------------
                                       Robert F. Mack
                                       Executive Vice President and
                                       Chief Financial Officer