Form 10-Q
period 1999-06-30
SUN BANCORP INC /NJ/
filed 1999-08-16
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1999
                                   ------------------

                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________ to ____________________

Commission file number                         0 - 20957
                          ------------------------------------------------------

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

                                (856) 691 - 7700
                                ----------------
              (Registrant's telephone number, including area code)

     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No
                                              ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock           10,070,344               August 12, 1999
-----------------------------           ----------               ---------------
         Class                    Number of shares outstanding        Date

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

                                                                            June 30,     December 31,
                                                                              1999           1998
                                                                           -----------   ------------
                                                                           (Unaudited)
ASSETS

Cash and due from banks                                                   $    52,777    $    54,816
Federal funds sold                                                              4,900         34,700
                                                                          -----------    -----------
  Cash and cash equivalents                                                    57,677         89,516
Investment securities available for sale (amortized cost -
  $619,444; 1999 and $622,185; 1998)                                          599,350        621,421
Loans receivable (net of allowance for loan losses -
  $8,102; 1999 and $7,143; 1998)                                              774,860        689,852
Restricted equity investments                                                  28,337         28,337
Bank properties and equipment, net                                             26,975         26,007
Real estate owned, net                                                            381            292
Accrued interest receivable                                                    11,128         10,501
Excess of cost over fair value of assets acquired, net                         40,598         42,961
Deferred taxes                                                                  9,731          2,385
Other assets                                                                    4,742          4,131
                                                                          -----------    -----------
TOTAL                                                                     $ 1,553,778    $ 1,515,403
                                                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                  $ 1,055,937    $ 1,025,398
Advances from the Federal Home Loan Bank                                        4,325          4,386
Loan payable                                                                    1,160          1,160
Federal funds purchased                                                        15,500
Securities sold under agreements to repurchase                                341,266        332,118
Other liabilities                                                               6,789         15,358
                                                                          -----------    -----------
  Total liabilities                                                         1,424,977      1,378,420
                                                                          -----------    -----------

Guaranteed preferred beneficial interest in Company's subordinated debt        58,595         58,650

SHAREHOLDERS' EQUITY
Preferred stock, none issued                                                     -              -
Common stock, $1 par value, 25,000,000 shares authorized,
  issued and outstanding: 7,594,819 in 1999; and 7,165,360 in 1998              7,595          7,165
Surplus                                                                        68,980         61,710
Retained earnings                                                               7,539         10,243
Accumulated other comprehensive income                                        (13,262)          (504)
Treasury stock at cost, 36,750 in 1999; and 15,000 in 1998 shares                (646)          (281)
                                                                          -----------    -----------
  Total shareholders' equity                                                   70,206         78,333
                                                                          -----------    -----------
TOTAL                                                                     $ 1,553,778    $ 1,515,403
------------------------------------------------------------------------  ===========    ===========

    See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share amounts)

                                                                             For the Three Months       For the Six Months
                                                                                Ended June 30,            Ended June 30,
                                                                                --------------            --------------
                                                                              1999          1998        1999         1998
                                                                              ----          ----        ----         ----
                                                                                               (Unaudited)
INTEREST INCOME:
  Interest and fees on loans                                                $   15,955   $   10,884   $   31,108   $   21,073
  Interest on taxable investment securities                                      8,648        7,760       17,654       15,655
  Interest on non-taxable investment securities                                    557          496        1,101          961
  Dividends on restricted equity investments                                       469          480          933          946
  Interest on federal funds sold                                                    24          138          125          182
                                                                            ----------   ----------   ----------   ----------
    Total interest income                                                       25,653       19,758       50,921       38,817
                                                                            ----------   ----------   ----------   ----------

INTEREST EXPENSE:
  Interest on deposits                                                           7,991        6,262       15,944       11,860
  Interest on short-term borrowed funds                                          4,122        3,672        8,246        7,675
  Interest on guaranteed preferred beneficial
      interest in Company's subordinated debt                                    1,392          719        2,784        1,440
                                                                            ----------   ----------   ----------   ----------
    Total interest expense                                                      13,505       10,653       26,974       20,975
                                                                            ----------   ----------   ----------   ----------

    Net interest income                                                         12,148        9,105       23,947       17,842

PROVISION FOR LOAN  LOSSES                                                         520          527        1,186        1,010
                                                                            ----------   ----------   ----------   ----------
    Net interest income after provision for loan losses                         11,628        8,578       22,761       16,832
                                                                            ----------   ----------   ----------   ----------

OTHER INCOME:
  Service charges on deposit accounts                                            1,128          898        2,276        1,563
  Income from mortgage banking operations                                          739                     1,432
  Other service charges                                                             31           17           58           39
  Gain on sale of fixed assets                                                       5                        10
  Gain on sale of loans                                                                          31           12          110
  Gain on sale of investment securities                                             29          258           78          589
  Other                                                                            639          230        1,031          404
                                                                            ----------   ----------   ----------   ----------
    Total other income                                                           2,571        1,434        4,897        2,705
                                                                            ----------   ----------   ----------   ----------

OTHER EXPENSES:
  Salaries and employee benefits                                                 4,618        3,132        9,218        6,306
  Occupancy expense                                                              1,296          802        2,465        1,533
  Equipment expense                                                                919          542        1,624        1,058
  Professional fees and services                                                    74          100          169          254
  Data processing expense                                                          751          560        1,497        1,081
  Amortization of excess of cost over fair value of assets acquired              1,483          962        2,952        1,905
  Postage and supplies                                                             347          128          714          364
  Insurance                                                                        102           78          185          147
  Other                                                                          1,090          867        1,954        1,497
                                                                            ----------   ----------   ----------   ----------
    Total other expenses                                                        10,680        7,171       20,778       14,145
                                                                            ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                                                       3,519        2,841        6,880        5,392

INCOME TAXES                                                                     1,068          839        2,033        1,585
                                                                            ----------   ----------   ----------   ----------

NET INCOME                                                                  $    2,451   $    2,002   $    4,847   $    3,807
                                                                            ==========   ==========   ==========   ==========

Basic earnings per share                                                    $     0.32   $     0.30   $     0.64   $     0.57
                                                                            ==========   ==========   ==========   ==========

Diluted earnings per share                                                  $     0.30   $     0.26   $     0.59   $     0.51
                                                                            ==========   ==========   ==========   ==========

Weighted average shares                                                      7,564,715    6,652,878    7,556,242    6,645,735
------------------------------------------------------------------------    ==========   ==========   ==========   ==========


     See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                      For the Six Months Ended June 30,
                                                                                      ---------------------------------
                                                                                               1999         1998
                                                                                               ----         ----
                                                                                                    (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                              $   4,847    $   3,807
  Adjustments to reconcile net income to net cash (provided by) used in operating activities:
    Provision for loan losses                                                                 1,186        1,010
    Provision for losses on real estate owned                                                    23
    Depreciation and amortization                                                             1,026          409
    Amortization of excess cost over fair value of assets acquired                            2,952        1,905
    Gain on sale of loans                                                                       (12)        (110)
    Gain on sale of investment securities available for sale                                    (78)        (589)
    Gain on sale of bank properties and equipment                                               (10)
    Deferred income taxes                                                                      (774)        (342)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                              (627)      (1,482)
      Other assets                                                                             (609)         540
      Other liabilities                                                                      (8,569)        (208)
                                                                                          ---------    ---------
        Net cash (provided by) used in operating activities                                    (645)       4,940
                                                                                          ---------    ---------

INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                     (63,956)    (119,383)
  Purchases of mortgage-backed securities available for sale                                (36,183)    (111,592)
  Proceeds from maturities of investment securities available for sale                       17,038       22,300
  Proceeds from maturities of mortgage-backed securities available for sale                  75,143       65,068
  Proceeds from sale of investment securities available for sale                             10,576      114,461
  Proceeds from sale of mortgage-backed securities available for sale                                     49,209
  Proceeds from sale of loans                                                                   676        3,303
  Net increase in loans                                                                     (87,012)     (62,466)
  Increase in loans resulting from branch acquisitions                                          (20)         (35)
  Purchase of bank properties and equipment                                                  (1,632)      (1,313)
  Increase in bank properties and equipment resulting from branch acquisitions                 (177)        (117)
  Proceeds from sale of bank properties and equipment                                            26
  Repurchase of guaranteed preferred beneficial interest in Company's subordinated debt         (55)
  Excess of cost over fair value of assets acquired                                            (660)        (797)
  Purchase price adjustment of branch assets acquired                                            71
  Proceeds from sale of real estate owned                                                        62          142
                                                                                          ---------    ---------
        Net cash used in investing activities                                               (86,103)     (41,488)
                                                                                          ---------    ---------

FINANCING ACTIVITIES:
  Net increase in deposits                                                                   14,729       32,971
  Increase in deposits resulting from branch acquisitions                                    15,810       25,149
  Net borrowings (payments) under line of credit and repurchase agreements                   24,587       (8,814)
  Proceeds from exercise of stock options                                                                     16
  Payments for fractional interests resulting from stock dividend                                (3)          (7)
  Treasury stock purchase                                                                      (365)
  Proceeds from issuance of common stock                                                        151          393
                                                                                          ---------    ---------
        Net cash provided by financing activities                                            54,909       49,708
                                                                                          ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (31,839)      13,160

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               89,516       34,061
                                                                                          ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $  57,677    $  47,221
----------------------------------------------------------------------------------------- =========    =========


    See notes to consolidated financial statements

                                SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The audited and unaudited consolidated financial statements contained herein for Sun Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Sun Capital Trust ("Sun Trust I"), Sun Capital Trust II ("Sun Trust II"), Sun National Bank,
         Delaware ("Sun Delaware"), Sun National Bank ("Sun") and Sun's wholly-owned subsidiaries, Sun Mortgage Company ("Sun Mortgage") and Med-Vine, Inc. All significant inter-company balances and transactions have been eliminated.

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 1998. The results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999 or any other period.

(2)      Loans

         The components of loans as of June 30, 1999 and December 31, 1998 were as follows:

                                                June 30, 1999 December 31, 1998
                                                ------------- -----------------
                                                        (In thousands)
                                                (Unaudited)

         Commercial and industrial               $628,320        $548,645
         Real estate-residential mortgages         82,065          79,188
         Installment                               72,577          69,162
                                                  -------         -------
           Total gross loans                      782,962         696,995
         Allowance for loan losses                 (8,102)         (7,143)
                                                  -------         -------
           Net Loans                             $774,860        $689,852
                                                 ========        ========
         Non-accrual loans                       $  1,581        $  1,608

(3)      Allowance For Loan Losses

         Changes in the allowance for loan losses were as follows:

                                           For the six month
                                              period ended    For the year ended
                                              June 30, 1999   December 31, 1998
                                              -------------   -----------------
                                                       (In thousands)
                                                (Unaudited)
         Balance, beginning of period            $ 7,143            $ 4,194
         Charge-offs                                (244)              (297)
         Recoveries                                   17                 33
                                                  ------             ------
           Net charge-offs                          (227)              (264)
         Increase due to branch acquisition                           1,000
         Provision for loan losses                 1,186              2,213
                                                  ------             ------
         Balance, end of period                  $ 8,102            $ 7,143
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follows:

                                                               June 30, 1999   December 31, 1998
                                                               -------------   -----------------
                                                                     (In thousands)
                                                               (Unaudited)
         Impaired loans with related reserve for loan
           losses calculated under SFAS No. 114                         --               --
         Impaired loans with no related reserve for loan
           losses calculated under SFAS No. 114                    $ 1,008          $ 1,251
                                                                   -------          -------
         Total impaired loans                                      $ 1,008          $ 1,251
                                                                   =======          =======

                                                                       For the six
                                                                       months ended       For the year ended
                                                                       June 30, 1999       December 31, 1998
                                                                       -------------       -----------------
                                                                                  (In thousands)
                                                                            (Unaudited)
         Average impaired loans                                         $ 1,115                $ 1,115
         Interest income recognized on impaired loans                     $  16                  $  61
         Cash basis interest income recognized on impaired loans          $  16                  $  33

(4)      Deposits

         Deposits consist of the following major classifications:

                                                    June 30, 1999      December 31, 1998
                                                    -------------      -----------------
                                                               (In thousands)
                                                      (Unaudited)
         Demand deposits                             $  429,342            $   423,938
         Savings deposits                               133,492                140,168
         Time certificates under $100,000               346,388                317,192
         Time certificates $100,000 or more             146,715                144,100
                                                      ---------             ----------
           Total                                     $1,055,937            $ 1,025,398
                                                      =========             ==========

         Of the total demand deposits, approximately $223,796 (unaudited) and $211,652 are non-interest bearing at June 30, 1999 and December 31, 1998, respectively.

(5)      Comprehensive Income

         The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. This statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of income and are recorded directly to shareholders' equity. Other comprehensive (loss) income for the six-month periods ended June 30, 1999 and 1998 amounted to ($12,757,607) (unaudited) and $282,502 (unaudited) respectively.

(6)      Earnings Per Share

         Basic earnings per share is computed by dividing income available to shareholders (net income), by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options (treasury stock method). These purchases were assumed to have been made at the average market price of the common stock, which is based on the average price received on common shares sold. Retroactive recognition has been given to market values, common stock outstanding and potential common shares for periods prior to the date of the Company's stock dividends and stock splits.

                                                            For the           For the
                                                         Three Months        Six Months           For the
                                                             Ended             Ended             Year Ended
                                                         June 30, 1999     June 30, 1999    December 31, 1998
                                                         -------------     -------------    -----------------
                                                                      (Dollars in thousands)
                                                                      (Unaudited)
         Net income                                           $    2,451        $    4,847           $    8,784

         Average dilutive stock options outstanding            1,267,942         1,264,267            1,480,441
         Average exercise price per share                     $     6.99        $     6.95           $     8.79
         Average market price - diluted basis                 $    18.74        $     8.12           $    23.05

         Average common shares outstanding                     7,564,715         7,556,242            6,764,668
         Increase in shares due to exercise of
         options
            -  diluted  basis  and tax  benefit  from assumed
            exercise of non-qualified options                    711,433           692,537              915,742
                                                                 =======           =======              =======

         Adjusted shares outstanding - diluted                 8,276,148         8,248,779            7,680,462
                                                               =========         =========            =========

         Net income per share - basic                         $     0.32        $     0.64           $     1.30
         Net income per share - diluted                       $     0.30        $     0.59           $     1.14

(7)      Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt

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

(8)      Pending Acquisitions

         On May 10, 1999, the Company entered into a purchase and assumption agreement with First Union National Bank ("First Union") whereby the Company will assume certain deposit liabilities of fourteen New Jersey branch offices from First Union. At July 31, 1999, the branches had deposits of approximately $244,000,000. In addition, the Company will acquire account loans as well as property and equipment pertaining to the branches. The transaction is expected to be completed during the third quarter of 1999.

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

Item 2:
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Total assets at June 30, 1999 increased by $38.5 million to $1.554 billion as compared to $1.515 billion at December 31, 1998. The growth was primarily due to an increase in net loans of $85.0 million offset by a decrease in federal funds sold of $29.8 million and a decrease in investment securities available for sale of $22.1 million.

         Federal funds sold decreased $29.8 million, from $34.7 million at December 31, 1998 to $4.9 million at June 30, 1999. Investment securities available for sale decreased $22.1million, from $621.4 million at December 31, 1998 to $599.3 million at June 30, 1999. The reduction in the Federal funds sold and the sale of investments were primarily used to fund loan originations.

         Net loans at June 30, 1999 amounted to $774.9 million, an increase of $85.0 million from $689.9 million at December 31, 1998. The increase was primarily from originations of commercial and industrial loans. The ratio of allowance for loan losses to total non-performing loans was 301.70% at June 30, 1999 compared to 286.41% at December 31, 1998. The increase in this ratio is the result of slightly lower amount of both non-accruing loans and accruing loans contractually past due 90 days or more at June 30, 1999. The ratio of non-performing assets to total loans and real estate owned at June 30, 1999 was 0.39% compared to 0.40% at December 31, 1998. The ratio of allowance for loan losses to total loans was 1.03% at June 30, 1999 compared to 1.02% at December 31, 1998.

         Excess of cost over fair value of assets acquired decreased $2.4 million, from $43.0 million at December 31, 1998 to $40.6 million at June 30, 1999. The decrease was a result of scheduled amortization of $3.0 million and a $71,000 purchase price adjustment of the Household branch assets acquisition. This was partially offset by the addition of a $660,000 premium paid for the acquisition of two branch offices from Summit Bank, Hackensack, N.J. ("Summit") during the first quarter.

         Deferred taxes at June 30, 1999 amounted to $9.7 million, an increase of $7.3 million from $2.4 million at December 31, 1998. The increase was primarily from the income tax effect of the change in net unrealized losses on available for sale investment securities for the six-month period ended June 30, 1999.

         Total liabilities at June 30, 1999 amounted to $1.425 billion compared to $1.378 billion at December 31, 1998, an increase of $46.6 million. The increase was the result of approximately $15.8 million in deposits acquired from Summit, as well as from internal deposit growth of $14.7 million, and an increase of $15.5 million of Federal funds purchased.

         Federal funds purchased amounted to $15.5 million at June 30, 1999. There were no federal funds purchased at December 31, 1998. These liabilities were increased, in part, to fund new loans.

         Total shareholders' equity decreased by $8.1 million, from $78.3 million at December 31, 1998, to $70.2 million at June 30, 1999. The decrease was a result of a $12.8 million decrease in accumulated other comprehensive income, which is comprised entirely of net unrealized losses on securities available for sale, net of income taxes, the purchase of treasury stock of approximately $360,000, partially offset by net earnings of $4.8 million for the six months ended June 30, 1999.

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

         The Company continues to experience a significant increase in commercial loan demand and expects such demand to continue for the remainder of the current fiscal year. Management has demonstrated the ability to meet this increased need for funds by attracting higher levels of deposits, engaging in repurchase agreements, raising capital and utilizing its lines of credit with other financial institutions. The Company also has the ability to liquidate portions of its investment portfolio.

         The increase of commercial loans has the effect of increasing the level of risk-based assets and thus lowering the Company's risk-based capital ratios. In general, commercial loans are categorized as having a 100% risk weighting using the calculations required by the Company's regulators. Until the recent issuance of Trust Preferred Securities and additional issuance of common shares, the rate at which commercial loans have grown has outpaced the internal growth rate of the Company's capital.

         As discussed in Note (8) above, the Company has entered into a purchase and assumption agreement whereby the Company will assume certain deposit liabilities of fourteen New Jersey branch offices from First Union. Consequently, during the third quarter the Company issued additional securities in a public offering, receiving net proceeds of approximately $39.8 million.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 1999 and
1998.

         General. Net income increased by $450,000 for the three months ended June 30, 1999 to $2.5 million from $2.0 million for the three months ended June 30, 1997. Net interest income increased $3.0 million for the three months ended June 30, 1999 compared to the same period in 1998. The provision for loan losses remained constant at approximately $500,000 for the three months ended June 30, 1999 compared to the same period in 1998. Other income increased by $1.2 million to $2.6 million for the three months ended June 30, 1999 as compared to $1.4 million for the three months ended June 30, 1998. Other expenses increased by $3.5 million to $10.7 million for the three months ended June 30, 1999 as compared to $7.2 million for the three months ended June 30, 1998. The return on average assets for the three months ended June 30, 1999 and 1998 were 0.65% and 0.73%, respectively. The return on average equity for the three months ended June 30, 1999 and 1998 were 12.89% and 14.00%, respectively.

         Net Interest Income. The increase in net interest income was due to a $5.9 million increase in interest income partially offset by a $2.9 million increase in interest expense.

         Interest Income. Interest income for the three months ended June 30, 1999 increased approximately $5.9 million, or 29.8%, from $19.8 million for the same period in 1998 to $25.7 million in 1999. The increase was primarily the result of an increase of $5.1 million in interest and fees on loans and $900,000 in interest on investment securities resulting primarily from internal growth.

         Interest Expense. Interest expense for the three months ended June 30, 1999 increased approximately $2.9 million, from $10.6 million for the same period in 1998 to $13.5 million in 1998. This increase was primarily due to a $1.7 million increase in interest on deposit accounts resulting from a higher deposit balances due to acquisitions and internal growth; a $450,000 increase in short-term borrowed funds resulting from higher levels of securities sold under agreements to repurchase; and a $670,000 increase in interest on guaranteed preferred beneficial interest in subordinated debt, resulting from the issuance of additional trust preferred securities during 1998.

         Provision for Loan Losses. For the three months ended June 30, 1999, the provision for loan losses amounted to $519,000, a decrease of $8,000, compared to $527,000 for the same period in 1998. Management continually reviews the adequacy of the loan loss reserve based on management's review of the quality of loans and the risks inherent in the loan portfolio in conjunction with guidelines promulgated by the Banks' primary regulator.

         Other Income. Other income increased $1.2 million for the three-month period ended June 30, 1999 compared to the three-month period ended June 30, 1998. Of this amount, $739,000 was income from mortgage banking operations for the three-month period ended June 30, 1999 compared to no income for the same period in 1998. Most of the remaining increase was a result of service charges on deposit accounts generated by a larger customer base due to deposit acquisitions and internal growth amounting to $230,000, and an increase of $409,000 in other income. This was partially offset by a decrease of $31,000 in gains from the sale of loans and a decrease of $229,000 in gains on the sale of investment securities.

         Other Expenses. Other expenses increased approximately $3.5 million, to $10.7 million for the three months ended June 30, 1999 as compared to $7.2 million for the same period in 1998. Of the increase, $1.5 million was in salaries and employee benefits, $494,000 was in occupancy expense, $377,000 was in equipment expense, $191,000 was in data processing expense, $521,000 was in amortization of excess of cost over fair value of assets acquired, $219,000 was in postage and supplies and $223,000 was in other operating expenses. The increase in other expenses reflects the Company's strategy to support planned expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review, compliance and audit departments. The increase in occupancy, equipment, data processing and postage and supplies expenses were the result of internal growth, branch expansion and the effect of the Company's acquisitions.

         Income Taxes. Applicable income taxes increased $229,000 for the three months ended June 30, 1999 as compared to the same period in 1998. The increase resulted from higher pre-tax earnings.


Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998.

         General. Net income increased by $1.0 million for the six months ended June 30, 1999 to $4.8 million from $3.8 million for the six months ended June 30, 1998. Net interest income increased $6.1 million and the provision for loan losses increased $176,000 for the six months ended June 30, 1999 compared to the same period in 1998. Other income increased by $2.2 million to $4.9 million for the six months ended June 30, 1999 as compared to $2.7 million for the six months ended June 30, 1998. Other expenses increased by $6.7 million to $20.8 million for the six months ended June 30, 1999 as compared to $14.1 million for the six months ended June 30, 1998. The return on average assets for the six months ended June 30, 1999 and 1998 were 0.64% and 0.70%, respectively. The return on average equity for the six months ended June 30, 1999 and 1998 were 12.60% and 13.49%, respectively.

         Net Interest Income. The increase in net interest income was due to a $12.1 million increase in interest income partially offset by a $6.0 million increase in interest expense.

         Interest Income. Interest income for the six months ended June 30, 1999 increased approximately $12.1 million, or 31.2%, from $38.8 million for the same period in 1998 to $50.9 million in 1999. The increase was primarily the result of an increase of $10.0 million in interest and fees on loans resulting from acquisitions and internal growth and $2.1 million in interest on investment securities and federal funds sold resulting from the deployment of cash received from branch acquisitions and deposit growth.

         Interest Expense. Interest expense for the six months ended June 30, 1999 increased approximately $6.0 million, from $21.0 million for the same period in 1998 to $27.0 million in 1999. This increase was primarily due to a $4.1 million increase in interest on deposit accounts resulting from significantly higher deposit balances due to acquisitions and internal growth and a $1.3 million increase in interest on guaranteed preferred beneficial interest in subordinated debt.

         Provision for Loan Losses. For the six months ended June 30, 1999, the provision for loan losses amounted to $1.2 million, an increase of $176,000, compared to $1.0 million for the same period in 1998. The increase in the provision for loan losses was due to higher levels of loans outstanding. Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the Banks' primary regulator.

         Other Income. Other income increased $2.2 million for the six-month period ended June 30, 1999 compared to the six-month period ended June 30, 1998. Of this amount, $1.4 million was income from mortgage banking operations for the six-month period ended June 30, 1999 compared to no income for the same period in 1998. Service charges on deposit accounts increased approximately $713,000 as a result of a larger customer base due to deposit acquisitions and internal growth, and an increase of $627,000 in other income. This was partially offset by a decrease of $98,000 in gains from the sale of loans and a decrease of $511,000 in gains on the sale of investment securities.

         Other Expenses. Other expenses increased approximately $6.7 million, to $20.8 million for the six months ended June 30, 1999 as compared to $14.1 million for the same period in 1998. Of the increase, $2.9 million was in salaries and employee benefits, $932,000 was in occupancy expense, $566,000 was in equipment expense, $416,000 was in data processing expense, $350,000 was in postage and supplies, $1.1 million was in amortization of excess of cost over fair value of assets acquired and $457,000 was in other expenses. The increase in other expenses reflects the Company's strategy to support planned expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review, compliance and audit departments. The increase in occupancy, equipment, and data processing expenses were the result of internal growth and the effect of the Company's acquisitions. The increase in amortization of excess of cost over fair value of assets acquired is the result of additional acquisitions by the Company through June 30, 1999. As noted in
Note 8 above, the Company has entered into a purchase and assumption agreement which, when completed, will result in the acquisition of a total of fourteen branch locations. As a result, the Company expects the level of amortization of excess of cost over fair value of assets acquired to increase in periods subsequent to the completion of the transactions.

         Income Taxes. Applicable income taxes increased $448,000 for the six months ended June 30, 1999 as compared to the same period in 1998. The increase resulted from higher pre-tax earnings.


Year 2000 Compliance

         The Company's Board of Directors has approved a Year 2000 compliance plan designed to address the concerns raised by the Year 2000 problem. Management provides progress reports at least quarterly to the board.

         The areas covered by the plan are hardware, software, customers and service providers. The Company has identified specific issues related to each area. At June 30, 1999, the Company had completed the assessment and initial testing phases of the plan. The Company has successfully tested substantially all of its systems and applications. It intends to continue such testing, as well as completing its customer awareness phase during the remainder of 1999.

         The Company's primary system software is licensed from Kirchman Corporation. Kirchman Corporation has represented to the Company that it is Year 2000 compliant. In 1998, the Company received the results of an independent testing group that verified such compliance.

         It is expected that Year 2000 compliance will cost approximately $180,000, of which about $140,000 had been spent at June 30, 1999. The primary expenditure of funds is for the upgrade of equipment, and to a much lesser extent, computer software, employee salaries and related employee benefits. The source of funds for Year 2000 compliance costs have been, and are expected to continue to be, derived from current earnings. Management believes the cost of non-information technology expenses related to Year 2000 compliance will not have a material adverse effect on the Company's financial statements.

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

Gap Analysis

Banks have become increasingly concerned with the extent to which they are able to match maturities of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring a bank's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. On a monthly basis, Management monitors the Company's gap, primarily its six-month and one-year maturities and works to maintain its gap within a range that does not exceed a negative 15% of total assets. The Company attempts to maintain its ratio of rate-sensitive assets to rate-sensitive liabilities between 75% to 125%.

Management and the Board of Directors monitor its gap position at quarterly meetings. The Asset/Liability Committee of the Banks' Board of Directors meets to discuss interest rate risk. The Company uses simulation models to measure the impact of potential changes of up to 200 basis points in interest rates on the net interest income of the Company. As described below, sudden changes to interest rates should not have a material impact to the Company's results of operations. Should the Company experience a positive or negative mismatch in excess of the approved range, there are a number of remedial options. The Company has the ability to reposition its investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. It can attract variable- or fixed-rate loan products as appropriate. It can also price deposit products to attract deposits with maturity characteristics that can lower its exposure to interest rate risk.

At June 30, 1999, the Company had a negative position with respect to its exposure to interest rate risk: total interest-earning liabilities maturing or repricing within one year exceeded total interest-bearing assets maturing or repricing during the same time period by $177.5 million, representing a negative cumulative one-year gap ratio of 11.04%. As a result, the yield on interest-earning assets of the Company should adjust to changes in interest rates at a slightly slower rate than the cost of interest-bearing liabilities.

The following table summarizes the maturity and repricing characteristics of the Company 's interest-earning assets and interest-bearing liabilities at June 30, 1999. All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility resulting in insignificant changes to levels of core deposits and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and the savings deposits into categories noted below. Management's allocation is based on the estimated effective duration.

                                               Maturity/Repricing Time Periods
                                                     At June 30, 1999
                                                  (Dollars in Thousands)

                                      0-3 Months    4-12 Months      1-5 Years   Over 5 Years      Total
                                      ----------    -----------      ---------   ------------   ----------
Loans Receivable                      $  310,005     $  108,709     $  329,980    $   34,268    $  782,962
Investment Securities                    291,583         16,541         64,711       274,946       647,781
Federal funds sold                         4,900           --             --            --           4,900
                                      ----------     ----------     ----------    ----------    ----------

  Total interest-earning assets          606,488        125,250        394,691       309,214     1,435,643
                                      ----------     ----------     ----------    ----------    ----------
Interest-bearing demand deposits          76,388         11,937         66,496        50,725       205,546
Savings deposits                           3,046          9,221         51,397        69,828       133,492
Time certificates under $100,000         120,847        196,121         25,696         3,724       346,388
Time certificates $100,000 or more        79,245         62,467          5,003          --         146,715
Federal Home Loan Bank advances               31             95            750         3,449         4,325
Federal funds purchased                   15,500           --             --            --          15,500
Loan payable                                --             --            1,160          --           1,160
Securities sold under agreements
  to repurchase                          341,266           --             --            --         341,266
                                      ----------     ----------     ----------    ----------    ----------

  Total interest-bearing
     liabilities                         636,323        279,841        150,502       127,726     1,194,392
                                      ----------     ----------     ----------    ----------    ----------
Periodic Gap                          $  (29,835)    $ (154,591)    $  244,189    $  181,488    $  241,251
                                      ==========     ==========     ==========    ==========    ==========


Cumulative Gap                        $  (29,835)    $ (184,426)    $   59,763    $  241,251
                                      ===========    ===========    ==========    ==========
Cumulative Gap Ratio                       (1.92%)       (11.87%)         3.85%        15.53%
                                      ===========    ===========    ==========    ==========

                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings

         The Company is not engaged in any legal proceedings of a material nature at June 30, 1999. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2   Changes in Securities and Use of Proceeds

         Between July 27 and July 30, 1999, the Company issued 2,472,500 shares of its common stock, par value $1.00 per share, in a public offering for a purchase price of $17.25 per share. The Company intends to use substantially all of the net proceeds from this offering to provide sufficient capital to Sun to consummate the First Union acquisition. Any remaining proceeds will be used for the Company's general corporate purposes.


Item 3   Defaults Upon Senior Securities

         Not applicable


Item 4   Submission of Matters to a Vote of Security Holders

             The annual meeting of shareholders of the Company was held on May 20, 1999 and the following matters were voted on:

Proposal 1. Election of directors.
                                            FOR             WITHHELD
                                            ---             --------
          Bernard A. Brown                6,573,948          43,325
          Ike Brown                       6,573,948          43,325
          Jeffrey S. Brown                6,573,948          43,325
          Sidney R. Brown                 6,573,948          43,325
          Adolph F. Calovi                6,573,948          43,325
          Peter Galetto, Jr.              6,573,948          43,325
          Philip W. Koebig, III           6,573,948          43,325
          Anne E. Koons                   6,573,948          43,325



Proposal 2.  Ratification  of the amendment to the Sun Bancorp,  Inc. 1997 Stock
             Option Plan.

          FOR:                 4,722,066
          AGAINST:               172,976
          ABSTAIN:                19,088

Item 5   Other Information

         Not applicable

Item 6   Exhibits and Reports on Form 8-K

         (a)      27       Financial Data Schedule (electronic filing only)


         (b) The following current reports on Form 8-K were filed during the quarter ended June 30, 1999:

                  On May 17, 1999 the Company filed a Form 8-K to report that the Bank had entered into a Purchase and Assumption Agreement to acquire fourteen branch offices, certain loans and $250 million of deposits from First Union National Bank, Charlotte, North Carolina.

                  On May 21, 1999 the Company filed a Form 8-K to report that the Board of Directors had declared a 5% stock dividend to all stockholders of record on June 7, 1999, payable on June 21, 1999.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SUN BANCORP, INC.



Date     August 16, 1999                 By:     /s/ Philip W. Koebig, III
         ---------------                         -------------------------------
                                                 Philip W. Koebig, III
                                                 President and
                                                 Chief Executive Officer





Date      August 16, 1999                By:     /s/ Robert F. Mack
          ---------------                        -------------------------------
                                                 Robert F. Mack
                                                 Executive Vice President and
                                                 Chief Financial Officer