Form 10-Q
period 1999-09-30
SUN BANCORP INC /NJ/
filed 1999-11-15
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    September 30, 1999
                                                ------------------------

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


                                SUN BANCORP, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                      52-1382541
       --------------------------                        -----------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
          or organization)                                   Identification)

  226 Landis Avenue, Vineland, New Jersey                         08360
 -----------------------------------------               -----------------------
 (Address of principal executive offices)                       (Zip Code)

                                (856) 691 - 7700
                                ----------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock        10,073,742              November 10, 1999
-----------------------------        ----------              -----------------
         Class                 Number of shares outstanding         Date

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

                                                                           September 30,   December 31,
                                                                                1999          1998
                                                                                ----          ----
                                                                            (Unaudited)
ASSETS
Cash and due from banks                                                    $    57,033    $    54,816
Federal funds sold                                                                --           34,700
                                                                           -----------    -----------
  Cash and cash equivalents                                                     57,033         89,516
Investment securities available for sale (amortized cost -
  $880,390; 1999 and $622,185; 1998)                                           850,649        621,421
Loans receivable (net of allowance for loan losses -
  $8,389; 1999 and $7,143; 1998)                                               834,395        689,852
Restricted equity investments                                                   37,171         28,337
Bank properties and equipment, net                                              31,930         26,007
Real estate owned, net                                                             208            292
Accrued interest receivable                                                     13,282         10,501
Excess of cost over fair value of assets acquired, net                          62,856         42,961
Deferred taxes                                                                  13,803          2,385
Other assets                                                                     8,372          4,131
                                                                           -----------    -----------
TOTAL                                                                      $ 1,909,699    $ 1,515,403
                                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                   $ 1,239,754    $ 1,025,398
Advances from the Federal Home Loan Bank                                         4,295          4,386
Loan payable                                                                     1,160          1,160
Federal funds purchased                                                         10,000           --
Securities sold under agreements to repurchase                                 479,256        332,118
Other liabilities                                                               10,344         15,358
                                                                           -----------    -----------
  Total liabilities                                                          1,744,809      1,378,420
                                                                           -----------    -----------

Guaranteed preferred beneficial interest in Company's subordinated debt         58,595         58,650

SHAREHOLDERS' EQUITY
Preferred stock, none issued                                                      --             --
Common stock, $1 par value, shares authorized, 25,000,000;
  issued and outstanding: 10,072,583 in 1999; and 7,165,360 in 1998             10,073          7,165
Surplus                                                                        106,499         61,710
Retained earnings                                                                9,998         10,243
Accumulated other comprehensive loss                                           (19,629)          (504)
Treasury stock at cost, 35,000 shares in 1999; and 15,000 shares in 1998          (646)          (281)
                                                                           -----------    -----------
  Total shareholders' equity                                                   106,295         78,333
                                                                           -----------    -----------
TOTAL                                                                      $ 1,909,699    $ 1,515,403
------------------------------------------------------------------------   ===========    ===========

    See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME


(Dollars in thousands, except share amounts)

                                                                        For the Three Months      For the Nine Months
                                                                        Ended September 30,       Ended September 30,
                                                                        -------------------       -------------------
                                                                          1999         1998         1999        1998
                                                                          ----         ----         ----        ----
                                                                                         (Unaudited)
INTEREST INCOME:
  Interest and fees on loans                                          $   17,620   $   11,649   $   48,728   $   32,722
  Interest on taxable investment securities                               10,455        8,859       28,109       24,513
  Interest on non-taxable investment securities                              648          508        1,749        1,470
  Dividends on restricted equity investments                                 596          479        1,529        1,425
  Interest on federal funds sold                                             154           10          279          192
                                                                      ----------   ----------       ------     --------
    Total interest income                                                 29,473       21,505       80,394       60,322
                                                                      ----------   ----------       ------     --------

INTEREST EXPENSE:
  Interest on deposits                                                     8,459        6,549       24,403       18,409
  Interest on short-term borrowed funds                                    5,844        4,602       14,090       12,277
  Interest on guaranteed preferred beneficial
      interest in Company's subordinated debt                              1,391          719        4,175        2,159
                                                                      ----------   ----------       ------     --------
    Total interest expense                                                15,694       11,870       42,668       32,845
                                                                      ----------   ----------       ------     --------
    Net interest income                                                   13,779        9,635       37,726       27,477

PROVISION FOR LOAN  LOSSES                                                   470          577        1,657        1,587
                                                                      ----------   ----------       ------     --------
    Net interest income after provision for loan losses                   13,309        9,058       36,069       25,890
                                                                      ----------   ----------       ------     --------

OTHER INCOME:
  Service charges on deposit accounts                                      1,045          824        3,322        2,387
  Income from mortgage banking operations                                    722        1,258        2,154        1,258
  Other service charges                                                       28           27           86           65
  Gain on sale of fixed assets                                               127                       137
  Gain on sale of loans                                                        2            2           14          112
  Gain on sale of investment securities                                        2          292           79          881
  Other                                                                      530          276        1,561          681
                                                                      ----------   ----------       ------     --------
    Total other income                                                     2,456        2,679        7,353        5,384
                                                                      ----------   ----------       ------     --------
OTHER EXPENSES:
  Salaries and employee benefits                                           5,313        3,974       14,531       10,280
  Occupancy expense                                                        1,452          901        3,917        2,434
  Equipment expense                                                        1,111          586        2,735        1,644
  Professional fees and services                                             152          145          322          399
  Data processing expense                                                    803          535        2,300        1,616
  Amortization of excess of cost over fair value of assets acquired        1,482          961        4,434        2,866
  Postage and supplies                                                       368          208        1,082          572
  Insurance                                                                  164           91          349          238
  Other                                                                    1,314          955        3,266        2,452
                                                                      ----------   ----------   ----------   ----------
    Total other expenses                                                  12,159        8,356       32,936       22,501
                                                                      ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                                                 3,606        3,381       10,486        8,773

INCOME TAXES                                                               1,147        1,029        3,180        2,614
                                                                      ----------   ----------   ----------   ----------

NET INCOME                                                            $    2,459   $    2,352   $    7,306   $    6,159
                                                                      ==========   ==========   ==========   ==========

Basic earnings per share                                              $     0.26   $     0.35   $     0.90   $     0.93
                                                                      ==========   ==========   ==========   ==========

Diluted earnings per share                                            $     0.25   $     0.31   $     0.83   $     0.82
                                                                      ==========   ==========   ==========   ==========

Weighted average shares - basic                                        9,333,367    6,682,249    8,148,617    6,657,906
                                                                      ==========   ==========   ==========   ==========

Weighted average shares - diluted                                     10,005,256    7,548,476    8,830,699    7,541,136
-------------------------------------------------------               ==========   ==========   ==========   ==========

     See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                         For the Nine Months Ended
                                                                                               September 30,
                                                                                        --------------------------
                                                                                              1999        1998
                                                                                                (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                              $   7,306    $   6,159
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                 1,657        1,587
    Provision for losses on real estate owned                                                    23
    Depreciation and amortization                                                             1,515          589
    Amortization of excess cost over fair value of assets acquired                            4,434        2,866
    Gain on sale of loans                                                                       (14)        (112)
    Gain on sale of investment securities available for sale                                    (79)        (881)
    Gain on sale of bank properties and equipment                                              (137)
    Deferred income taxes                                                                    (1,566)        (342)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                            (2,781)     (20,572)
      Other assets                                                                           (4,241)      (2,129)
      Other liabilities                                                                      (5,014)      18,978
                                                                                          ---------    ---------
        Net cash provided by operating activities                                             1,103        6,143
                                                                                          ---------    ---------

INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                    (489,885)    (185,404)
  Purchases of mortgage-backed securities available for sale                                (42,210)    (165,381)
  Purchases of restricted equity investments                                                 (8,833)
  Proceeds from maturities of investment securities available for sale                      165,982       36,260
  Proceeds from maturities of mortgage-backed securities available for sale                  96,641       73,270
  Proceeds from sale of investment securities available for sale                             11,130      155,805
  Proceeds from sale of mortgage-backed securities available for sale                                     49,209
  Proceeds from sale of loans                                                                   829        3,303
  Net increase in loans                                                                    (147,161)     (94,155)
  Increase in loans resulting from branch acquisitions                                          (71)         (34)
  Purchase of bank properties and equipment                                                  (2,600)      (1,558)
  Increase in bank properties and equipment resulting from branch acquisitions               (4,962)        (117)
  Proceeds from sale of bank properties and equipment                                           478
  Repurchase of guaranteed preferred beneficial interest in Company's subordinated debt         (55)
  Excess of cost over fair value of assets acquired                                         (24,401)        (797)
  Purchase price adjustment of branch assets acquired                                            71
  Proceeds from sale of real estate owned                                                       278           16
                                                                                          ---------    ---------
        Net cash used in investing activities                                              (444,769)    (129,457)
                                                                                          ---------    ---------

FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                       (32,310)      85,694
  Increase in deposits resulting from branch acquisitions                                   246,666       25,149
  Net borrowings under line of credit and repurchase agreements                             157,047       20,967
  Proceeds from exercise of stock options                                                        17           35
  Payments for fractional interests resulting from stock dividend                                (3)          (7)
  Treasury stock purchase                                                                      (365)
  Proceeds from issuance of common stock                                                     40,131          649
                                                                                          ---------    ---------
        Net cash provided by financing activities                                           411,183      132,487
                                                                                          ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (32,483)       9,173

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               89,516       34,061
                                                                                          ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $  57,033    $  43,234
-------------------------------------------------------------------                       =========    =========

    See notes to consolidated financial statements

                                SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The audited and unaudited consolidated financial statements contained herein for Sun Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Sun Capital Trust ("Sun Trust I"), Sun Capital Trust II ("Sun Trust II"), Sun National Bank,
         Delaware ("Sun Delaware"), Sun National Bank ("Sun") and Sun's wholly-owned subsidiaries, Sun Mortgage Company ("Sun Mortgage"), Sun Financial Services and Med-Vine, Inc. All significant inter-company balances and transactions have been eliminated.

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 1998. The results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999 or any other period.


(2)      Acquisitions

         On September 9, 1999, Sun purchased fourteen New Jersey branch offices from First Union National Bank. Sun acquired approximately $230,000,000 of deposit liabilities, approximately $4,700,000 in real estate banking equipment and other assets, $51,000 in loans and approximately $200,700,000 in cash. Sun paid a premium of approximately $23,700,000, which is being amortized over twelve years.


(3)      Loans

         The components of loans as of September 30, 1999 and December 31, 1998 were as follows:


                               September 30, 1999   December 31, 1998
                               ------------------   -----------------
                                           (In thousands)

                                   (Unaudited)
Commercial and industrial           $ 684,833          $ 548,645
Real estate-residential mortgages      81,167             79,188
Installment                            76,784             69,162
                                    ---------         ---------
  Total gross loans                   842,784            696,995
Allowance for loan losses              (8,389)            (7,143)
                                    ---------          ---------
  Net Loans                         $ 834,395          $ 689,852
                                    =========          =========

Non-accrual loans                   $   1,393          $   1,608

(4)      Allowance For Loan Losses

         Changes in the allowance for loan losses were as follows:


                            For the nine months ended        For the year ended
                                September 30, 1999           December 31, 1998
                                ------------------           -----------------
                                                (In thousands)
                                   (Unaudited)
Balance, beginning of period         $ 7,143                      $ 4,194
Charge-offs                             (432)                        (297)
Recoveries                                21                           33
                                     -------                      -------
  Net charge-offs                       (411)                        (264)
Increase due to branch acquisition        --                        1,000
Provision for loan losses              1,657                        2,213
                                     -------                      -------
Balance, end of period               $ 8,389                      $ 7,143
                                     =======                      =======


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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follows:

                                                   September 30, 1999       December 31, 1998
                                                   ------------------       -----------------
                                                                 (In thousands)
                                                        (Unaudited)
Impaired loans with related reserve for loan
  losses calculated under SFAS No. 114                         --                      --
Impaired loans with no related reserve for loan
  losses calculated under SFAS No. 114                      $ 995                 $ 1,251
                                                            -----                 -------
Total impaired loans                                        $ 995                 $ 1,251
                                                            =====                 =======



                                                                    For the
                                                               nine months ended       For the year ended
                                                              September 30, 1999       December 31, 1998
                                                              ------------------       -----------------
                                                                            (In thousands)
                                                                             (Unaudited)
Average impaired loans                                              $   1,077               $   1,115
Interest income recognized on impaired loans                        $      24               $      61
Cash basis interest income recognized on impaired loans             $      25               $      33


(5)      Deposits

         Deposits consist of the following major classifications:


                                          September 30, 1999   December 31, 1998
                                               -------------   -----------------
                                                       (In thousands)
                                                (Unaudited)
Demand deposits                               $    498,943          $   423,938
Savings deposits                                   173,345              140,168
Time certificates under $100,000                   428,131              317,192
Time certificates $100,000 or more                 139,335              144,100
                                              ------------          -----------
  Total                                       $  1,239,754          $ 1,025,398
                                              ============          ===========

         Of the total demand deposits, approximately $251,012,000 (unaudited) and $211,652,000 are non-interest bearing at September 30, 1999 and December 31, 1998, respectively.

(6)      Comprehensive Income

         The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. This statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of income and are recorded directly to shareholders' equity. Other comprehensive (loss) income for the three-month periods ended September 30, 1999 and 1998 amounted to ($6,367,339) (unaudited) and $2,057,241 (unaudited), respectively. Other comprehensive (loss) income for the nine-month periods ended September 30, 1999 and 1998 amounted to ($19,124,946) (unaudited) and $2,339,745 (unaudited), respectively.

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

                                                      For the                For the                For the
                                                Three Months Ended      Nine Months Ended         Year Ended
                                                September 30, 1999        September 30, 1999    December 31, 1998
                                                ------------------      --------------------    -----------------

                                                                 (Dollars in thousands)
                                                       (Unaudited)

Net income                                         $     2,459              $     7,306            $     8,784

Average dilutive stock options outstanding           1,159,994                1,189,099              1,480,441
Average exercise price per share                   $      6.02              $      6.29            $      8.79
Average market price - diluted basis               $     17.10              $     17.78            $     23.05

Average common shares outstanding                    9,333,367                8,148,617              6,764,668
   Increase in shares due to exercise of options
   - diluted basis and tax benefit from assumed
      Exercise of non-qualified options                671,889                  682,082                915,742
                                                    ----------                ---------              ---------

Adjusted shares outstanding - diluted               10,005,256                8,830,699              7,680,410
                                                    ==========                =========              =========

Net income per share - basic                       $      0.26              $      0.90            $      1.30
Net income per share - diluted                     $      0.25              $      0.83            $      1.14

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

         On November 8, 1999 the Company repurchased 3,500 shares of Sun Trust II preferred securities.


(9)      Stock Repurchase Plan

         During October 1999, the Board of Directors of the Company authorized the initiation of a stock repurchase plan covering up to 9%, or 906,000 shares of the Company's outstanding common stock. The repurchases will be made from time to time in open-market transactions, subject to the availability of the stock. As of November 12, 1999, the Company repurchased 115,651 shares for an aggregate price of approximately $1,225,000.

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

Item 2:
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Total assets at September 30, 1999 increased by $394.3 million to $1.910 billion as compared to $1.515 billion at December 31, 1998. Investment securities available for sale increased $229.2 million, net loans increased $144.5 million, excess of cost over fair value of assets acquired, net increased $19.9 million and deferred taxes increased by $11.4 million. These increases were offset by a decrease in federal funds sold of $34.7 million.

         Investment securities available for sale increased $229.2 million, from $621.4 million at December 31, 1998 to $850.6 million at September 30, 1999. This increase was primarily attributed to funds acquired through acquisition of deposits and higher levels of repurchase agreements.

         Net loans at September 30, 1999 amounted to $834.4 million, an increase of $144.5 million from $689.9 million at December 31, 1998. The increase was primarily from originations of commercial and industrial loans. The ratio of allowance for loan losses to total non-performing loans was 242.94% at September 30, 1999 compared to 286.41% at December 31, 1998. The decrease in this ratio is the result of higher amounts of accruing loans contractually past due 90 days or more offset by the lower amount of non-accruing loans at September 30, 1999. The ratio of non-performing assets to total loans and real estate owned at September 30, 1999 was 0.43% compared to 0.40% at December 31, 1998. The ratio of allowance for loan losses to total loans was 1.00% at September 30, 1999 compared to 1.02% at December 31, 1998.

         Excess of cost over fair value of assets acquired increased $19.9 million, from $43.0 million at December 31, 1998 to $62.9 million at September 30, 1999. The increase was the result of the $23.7 million premium paid for the acquisition of fourteen New Jersey branch offices from First Union during the third quarter and a $660,000 premium paid for the acquisition of two branch offices from Summit Bank, Hackensack, N.J. during the first quarter. This was partially offset by the scheduled amortization of $4.4 million and a $71,000 purchase price adjustment of the Household branch assets acquisition.

         Deferred taxes at September 30, 1999 amounted to $13.8 million, an increase of $11.4 million from $2.4 million at December 31, 1998. The increase was primarily from the income tax effect of the change in net unrealized losses on available for sale investment securities for the nine-month period ended September 30, 1999.

         The total reduction in the Federal funds sold from $34.7 at December 31, 1998 was primarily used to fund loan originations.

         Total liabilities at September 30, 1999 amounted to $1.745 billion compared to $1.378 billion at December 31, 1998, an increase of $366.4 million. The increase was the result of approximately $230.0 million in deposits acquired from First Union, $15.8 million in deposits acquired from Summit, an increase of $147.2 million of securities sold under agreements to repurchase and an increase of $10.0 million of Federal funds purchased, partially offset by approximately $34.3 million decrease in deposits during the first quarter and $5.1 million decrease in other liabilities.

         Federal funds purchased amounted to $10.0 million at September 30, 1999. There were no federal funds purchased at December 31, 1998. These liabilities were increased, in part, to fund new loans.

         Securities sold under agreements to repurchase increased $147.2 million, from $332.1 million at December 31, 1998 to $479.3 million at September 30, 1999. The increase was the result of an increase of $28.7 million in repurchase agreements with customers and an increase of $118.5 million in Federal Home Loan Bank repurchase agreements.

         Total shareholders' equity increased by $28.0 million, from $78.3 million at December 31, 1998, to $106.3 million at September 30, 1999. The increase was a result of net proceeds received from the issuance of common stock amounting to approximately $40.1 million and net earnings of $7.3 million for the nine months ended September 30, 1999. This was partially offset by a $19.1 million decrease in accumulated other comprehensive income, which is comprised entirely of net unrealized losses on securities available for sale, net of income taxes, and the purchase of treasury stock of approximately $365,000.

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

         The increase of commercial loans has the effect of increasing the level of risk-based assets and thus lowering the Company's risk-based capital ratios. In general, commercial loans are categorized as having a 100% risk weighting using the calculations required by the Company's regulators. Until the issuance of Trust Preferred Securities and additional issuance of common shares, the rate at which commercial loans have grown has outpaced the internal growth rate of the Company's capital. At September 30, 1999 the Company, Sun and Sun Delaware were each in compliance with all of their capital requirements.


Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998.

         General. Net income increased by $107,000 for the three months ended September 30, 1999 to $2.5 million from $2.4 million for the three months ended September 30, 1998. Net interest income increased $4.1 million for the three months ended September 30, 1999 compared to the same period in 1998. The provision for loan losses decreased approximately $107,000 for the three months ended September 30, 1999 compared to the same period in 1998. Other income decreased by $200,000 to $2.5 million for the three months ended September 30, 1999 as compared to $2.7 million for the three months ended September 30, 1998. Other expenses increased by $3.8 million to $12.2 million for the three months ended September 30, 1999 as compared to $8.4 million for the three months ended September 30, 1998. The return on average assets for the three months ended September 30, 1999 and 1998 were 0.58% and 0.78%, respectively. The return on average equity for the three months ended September 30, 1999 and 1998 were 10.25% and 15.68%, respectively.

         The Company's earnings growth and level of earnings for the three months ended September 30, 1999 were impacted by Sun Delaware, Sun Mortgage, the Company's recently opened loan production office in Philadelphia, Pennsylvania (the "LPO") and the opening of ten new financial service centers.

         Shortly after the acquisition of Sun Delaware, two senior executives unexpectedly resigned from Sun Delaware. While the Company has appointed a new chief executive officer for Sun Delaware who is experienced in the Delaware market, the sudden changes in senior management resulted in lower than expected growth in loans, deposits, fee income and net income.

         The start up costs associated with the LPO also adversely impacted earnings. As is the case with most new businesses, the LPO, which commenced operations in 1999, has not yet achieved profitability from its operations. Profitability will depend upon, among other things, the volume of loans originated by the LPO. As the volume of loans originated increases, the LPO's operations should become profitable. While there can be no assurance that the LPO will be able to achieve profitability, the Company expects loan volume to increase in early 2000, at which time the LPO is expected to become profitable. To the extent that the LPO is not able to increase loan volume, its operations may continue to be unprofitable in future periods.

         Finally, the 1999 results of operations of the Company were adversely impacted by the performance of Sun Mortgage. Operations of Sun Mortgage were negatively impacted by rising interest rates during 1999. Increases in interest rates slowed the amount of loan refinancings which resulted in a commensurate decrease in loan fee income. The Company has taken steps to reduce the expenses of Sun Mortgage to compensate for lower loan origination volume in a rising interest rate environment. Rising market interest rates could continue to impact adversely results of operations of Sun Mortgage in future periods.

         Net Interest Income. The increase in net interest income was due to a $8.0 million increase in interest income partially offset by a $3.9 million increase in interest expense.

         Interest Income. Interest income for the three months ended September 30, 1999 increased approximately $8.0 million, or 37.1%, from $21.5 million for the same period in 1998 to $29.5 million in 1999. The increase was primarily the result of an increase of $6.0 million in interest and fees on loans and $1.6 million in interest on investment securities resulting primarily from higher levels of securities sold under repurchase agreements.

         Interest Expense. Interest expense for the three months ended September 30, 1999 increased approximately $3.9 million, from $11.8 million for the same period in 1998 to $15.7 million in 1999. This increase was primarily due to a $1.9 million increase in interest on deposit accounts resulting from a higher deposit balances due to acquisitions; a $1.2 million increase in short-term borrowed funds resulting from higher levels of securities sold under agreements to repurchase; and a $670,000 increase in interest on guaranteed preferred beneficial interest in subordinated debt, resulting from the issuance of additional trust preferred securities in the fourth quarter of 1998.

         Provision for Loan Losses. For the three months ended September 30, 1999, the provision for loan losses amounted to $470,000, a decrease of $107,000, compared to $577,000 for the same period in 1998. Management continually reviews the adequacy of the loan loss reserve based on management's review of the quality of loans and the risks inherent in the loan portfolio in conjunction with guidelines promulgated by the Banks' primary regulator.

         Other Income. Other income decreased $200,000 for the three-month period ended September 30, 1999 compared to the three-month period ended September 30, 1998. Income from mortgage banking operations for the three-month period ended September 30, 1999 decreased $578,000 as compared to the same period in 1998. This decrease was a result of fewer refinancing opportunities during 1999. In addition, gains from the sale of investment securities decreased $290,000 for the three-month period ended September 30, 1999 as compared to the same period in 1998. Partially offsetting these decreases were a $220,000 increase in service charges on deposit accounts generated by a larger customer base due to deposit acquisitions and an increase of $253,000 in other income.

         Other Expenses. Other expenses increased approximately $3.8 million, to $12.2 million for the three months ended September 30, 1999 as compared to $8.4 million for the same period in 1998. Of the increase, $1.3 million was in salaries and employee benefits, $550,000 was in occupancy expense, $525,000 was in equipment expense, $268,000 was in data processing expense, $521,000 was in amortization of excess of cost over fair value of assets acquired, $160,000 was in postage and supplies and $359,000 was in other operating expenses. The increase in other expenses reflects the Company's strategy to support planned expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review, compliance and audit departments. The increase in occupancy, equipment, data processing and postage and supplies expenses were the result of branch expansion and the effect of the Company's acquisitions.

         Income Taxes. Applicable income taxes increased $225,000 for the three months ended September 30, 1999 as compared to the same period in 1998. The increase resulted from higher pre-tax earnings.


Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998.

         General. Net income increased by $1.1 million for the nine months ended September 30, 1999 to $7.3 million from $6.2 million for the nine months ended September 30, 1998. Net interest income increased $10.2 million and the provision for loan losses increased $70,000 for the nine months ended September 30, 1999 compared to the same period in 1998. Other income increased by $2.0 million to $7.4 million for the nine months ended September 30, 1999 as compared to $5.4 million for the nine months ended September 30, 1998. Other expenses increased by $10.4 million to $32.9 million for the nine months ended September 30, 1999 as compared to $22.5 million for the nine months ended September 30, 1998. The return on average assets for the nine months ended September 30, 1999 and 1998 were 0.62% and 0.73%, respectively. The return on average equity for the nine months ended September 30, 1999 and 1998 were 11.69% and 14.25%, respectively.

     Net Interest Income. The increase in net interest income was due to a $20.0 million increase in interest income partially offset by a $9.8 million increase in interest expense.

         Interest Income. Interest income for the nine months ended September 30, 1999 increased approximately $20.0 million, or 33.3%, from $60.3 million for the same period in 1998 to $80.3 million in 1999. The increase was primarily the result of an increase of $16.0 million in interest and fees on loans resulting from acquisitions and internal growth and $4.0 million in interest on investment securities and federal funds sold resulting from the deployment of cash received from branch acquisitions.

         Interest Expense. Interest expense for the nine months ended September 30, 1999 increased approximately $9.8 million, from $32.8 million for the same period in 1998 to $42.6 million in 1999. This increase was primarily due to a $6.0 million increase in interest on deposit accounts resulting from significantly higher deposit balances due to acquisitions, a $1.8 million increase in interest on borrowed funds resulting from higher levels of securities sold under agreements to repurchase and a $2.0 million increase in interest on guaranteed preferred beneficial interest in subordinated debt.

         Provision  for Loan  Losses.  For the nine months ended  September  30,
1999, the provision for loan losses amounted to $1.7 million, an increase of $70,000, compared to $1.6 million for the same period in 1998. The increase in the provision for loan losses was due to higher levels of loans outstanding. Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the Banks' primary regulator.

     Other Income. Other income increased $2.0 million for the nine-month period ended September 30, 1999 compared to the nine-month period ended September 30, 1998. Of this amount, $896,000 was the increase from income from mortgage banking operations for the nine-month period ended September 30, 1999 compared to the same period in 1998. Service charges on deposit accounts increased approximately $935,000 as a result of a larger customer base due to deposit acquisitions, and an increase of $881,000 in other income, and gain on sale of fixed assets increased $137,000. This was partially offset by a decrease of

$98,000 in gains from the sale of loans and a decrease of $802,000 in gains on the sale of investment securities.

         Other Expenses. Other expenses increased approximately $10.4 million, to $32.9 million for the nine months ended September 30, 1999 as compared to $22.5 million for the same period in 1998. Of the increase, $4.3 million was in salaries and employee benefits, $1.5 million was in occupancy expense, $1.1 million was in equipment expense, $684,000 was in data processing expense, $511,000 was in postage and supplies, $1.6 million was in amortization of excess of cost over fair value of assets acquired and $814,000 was in other expenses. The increase in other expenses reflects the Company's strategy to support planned expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review, compliance and audit departments. The increase in occupancy, equipment and data processing expenses were the result of internal growth and the effect of the Company's acquisitions. The increase in amortization of excess of cost over fair value of assets acquired is the result of additional acquisitions by the Company through September 30, 1999.

         Income Taxes. Applicable income taxes increased $566,000 for the nine months ended September 30, 1999 as compared to the same period in 1998. The increase resulted from higher pre-tax earnings.


Year 2000 Compliance

         The Company's operations may be adversely affected if it, or certain persons with whom it does business, fail to resolve Year 2000 issues. Rapid and accurate data processing is essential to the Company's operations. Many computer programs that can only distinguish the final two digits of the year entered are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest, o delinquency.

         Failure to resolve year 2000 issues presents the following risks to the
Company:

               (1)  the  Banks   could  lose   customers   to  other   financial
                    institutions, resulting in a loss of revenue, if the Company's data processing operation is unable to process properly customer transactions;

               (2) the Federal Home Loan Bank, the Federal Reserve System, and correspondent banks could fail to provide funds to the Banks which could materially impair their liquidity and affect their ability to fund loans and deposit withdrawals;

               (3) concern on the part of depositors that year 2000 issues could impair access to their deposit account balances could result in the Banks experiencing deposit outflows prior to December 31, 1999;

               (4) the failure of the Bank's commercial and industrial borrowers to adequately resolve their own year 2000 issues could render them unable to continue to make timely loan payments; and

               (5)  the  Company  could  incur  increased   personnel  costs  if
                    additional staff is required to perform functions that inoperative systems would have otherwise performed.

         The Company's Board of Directors has approved a Year 2000 compliance plan designed to address the concerns raised by the Year 2000 problem. Management provides progress reports at least quarterly to the board.

         The areas covered by the plan are hardware, software, customers and service providers. The Company has identified specific issues related to each area. At September 30, 1999, the Company had completed the assessment and testing phases of the plan. The Company has successfully tested all of its systems and applications. It intends to continue such testing, as well as completing its customer awareness phase during the remainder of 1999.

         The Company's primary system software is licensed from a third party, Kirchman Corporation. Kirchman Corporation has represented to the Company that it is Year 2000 compliant. In 1998, the Company received the results of an independent testing group that verified such compliance. If, however, Kirchman Corporation software malfunctions, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on its financial condition and profitability. In the event that the Kirchman Corporation is not Year 2000 compliant, the Company will attempt to locate an alternative service bureau. A disruption of this type in the Company's data processing ability may have a material adverse effect on the Company. If very few financial institution service bureaus are operating in the year 2000, replacement costs, assuming the Company could negotiate an agreement, could be material to the Company. To a much lesser extent, the Company risks the effects of a malfunction by telecommunication service providers. The Company could experience a slowing of operations if the telecommunication service providers suffer malfunctions.

         It is expected that Year 2000 compliance will cost approximately $180,000, of which approximately $160,000 had been expended as of September 30, 1999. The primary expenditure of funds is for the upgrade of equipment, and to a much lesser extent, computer software, employee salaries and related employee benefits. The source of funds for Year 2000 compliance costs has been derived from current earnings. Management believes the cost of non-information technology expenses related to Year 2000 compliance will not have a material adverse effect on the Company's financial statements.


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

Gap Analysis

Banks have become increasingly concerned with the extent to which they are able to match maturities of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring a bank's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. On a monthly basis, Management monitors the Company's gap, primarily its six-month and one-year maturities and works to maintain the gap within a range that does not exceed a negative 25% of total assets. The Company attempts to maintain its ratio of rate-sensitive assets to rate-sensitive liabilities between 75% to 125%.

Management monitors the company's gap position at monthly meetings. The Asset/Liability Committee of the Banks' Boards of Directors meets quarterly to discuss interest rate risk. The Company uses simulation models to measure the impact of potential changes of up to 300 basis points in interest rates on the net interest income of the Company. As described below, sudden changes to interest rates should not have a material impact to the Company's results of operations. Should the Company experience a positive or negative mismatch in excess of the approved range, there are a number of remedial options. The Company has the ability to reposition its investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. It can attract variable- or fixed-rate loan products as appropriate. It can also price deposit products to attract deposits with maturity characteristics that can lower its exposure to interest rate risk.

At September 30, 1999, the Company had a negative position with respect to its exposure to interest rate risk: total interest-earning liabilities maturing or repricing within one year exceeded total interest-bearing assets maturing or repricing during the same time period by $311.0 million, representing a negative cumulative one-year gap ratio of 16.28%. As a result, the yield on interest-earning assets of the Company should adjust to changes in interest rates at a slightly slower rate than the cost of interest-bearing liabilities.

The following table summarizes the maturity and repricing characteristics of the Company 's interest-earning assets and interest-bearing liabilities at September 30, 1999. All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility resulting in insignificant changes to levels of core deposits and Management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and the savings deposits into categories noted below. Management's allocation is based on the estimated effective duration.


                                                          Maturity/Repricing Time Periods
                                                               At September 30, 1999
                                                              (Dollars in Thousands)
                                       0-3 Months    4-12 Months     1-5 Years    Over 5 Years      Total
                                       ----------    -----------     ---------    ------------      -----
Loans Receivable                       $  297,361     $   58,650     $  350,444     $  136,329    $  842,784
Investment Securities                     426,838         11,904        102,654        376,166       917,562
Federal funds sold                           --             --             --             --           4,900
                                       ----------     ----------     ----------     ----------    ----------
  Total interest-earning assets           724,199         70,554        453,098        512,495     1,760,346
                                       ----------     ----------     ----------     ----------    ----------
Interest-bearing demand deposits           85,580         15,427         85,806         61,119       247,932
Savings deposits                            3,959         11,985         66,769         90,631       173,344
Time certificates under $100,000          140,205        228,880         54,373          4,673       428,131
Time certificates $100,000 or more         76,241         54,067          8,773            254       139,335
Federal Home Loan Bank advances                31             97            761          3,406         4,295
Federal funds purchased                    10,000           --             --             --          10,000
Loan payable                                 --             --            1,160           --           1,160
Securities sold under agreements
  to repurchase                           479,256           --             --             --         479,256
                                       ----------     ----------     ----------     ----------    ----------
  Total interest-bearing liabilities      795,272        310,456        217,642        160,083     1,483,453
                                       ----------     ----------     ----------     ----------    ----------
Periodic Gap                           $  (71,073)    $ (239,902)    $  235,456     $  352,412    $  276,893
                                       ==========     ==========     ==========     ==========    ==========
Cumulative Gap                         $  (71,073)    $ (310,975)    $  (75,519)    $  276,893
                                       ==========     ==========     ==========     ==========
Cumulative Gap Ratio                        (3.72%)       (16.28%)        (3.95%)        14.50%
                                       ==========     ==========     ==========     ==========

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances. Dollar amounts are in thousands.

                                                        At or for the three months ended          At or for the nine months ended
                                                                  Sept. 30, 1999                         Sept. 30, 1999
                                                         Average                    Average      Average                   Average
                                                         Balance     Interest      Yield/Cost    Balance     Interest     Yield/Cost
                                                         -------     --------      ----------    -------     --------     ----------
Interest-earning assets:
Loans receivable (1)                                     811,922    $   17,620         8.68 %    758,952   $   48,728        8.56%
Investment securities (2)                                760,186        12,020         6.32      690,110       32,254        6.23
Federal funds sold                                        11,720           154         5.26        7,903          279        4.71
                                                       ---------        ------                 ---------       ------
  Total interest-earning assets                        1,583,828        29,794         7.52    1,456,965       81,261        7.44

Non-interest-earning assets                              120,591                                 119,861
                                                      ----------                              ----------
  Total assets                                        $1,704,419                              $1,576,826
                                                      ==========                              ==========

Interest-bearing liabilities:
   Interest-bearing deposit accounts                  $  865,682         8,459         3.91%  $  836,799       24,403        3.89%
   Borrowed money                                        447,113         5,844         5.23      377,211       14,090        4.98
   Guaranteed preferred beneficial interest
     in Company's subordinated debt                       58,595         1,391         9.50       58,601        4,175        9.50
                                                       ---------        ------                 ---------       ------
     Total interest-bearing liabilities                1,371,390        15,694         4.58    1,272,611       42,668        4.47
                                                       ---------        ------                 ---------       ------

Non-interest-bearing liabilities                         237,053                                 220,869
                                                      ----------                              ----------
  Total liabilities                                    1,608,443                               1,493,480

Shareholders' equity                                      95,976                                  83,346
                                                      ----------                              ----------
  Total liabilities and stockholders equity           $1,704,419                              $1,576,826
                                                      ==========                              ==========

Net interest income                                                 $   14,100                                           $   38,593
                                                                    ==========                                           ==========
Interest rate spread (3)                                                               2.94%                                 2.97%
                                                                                       ====                                  ====
Net yield on interest earning assets (4)                                               3.56%                                 3.53%
                                                                                       ====                                  ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                            115.49%                               114.49%
                                                                                     ======                                ======


(1)  Average balances include non-accrual loans
(2) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets

                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings

          The Company is not engaged in any legal proceedings of a material nature at September 30, 1999. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


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


         (b) The following current report on Form 8-K was filed during the quarter ended September 30, 1999:

               On September 24, 1999 the Company filed a Current Report on Form 8-K/A No.1 dated September 9, 1999 to report that the Bank had acquired fourteen branch offices, certain loans and approximately $231.6 million of deposits from First Union National Bank, Charlotte, North Carolina.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SUN BANCORP, INC.



Date   November 12, 1999                   By: /s/ Philip W. Koebig, III
    -------------------------                  ------------------------------
                                               Philip W. Koebig, III
                                               President and
                                               Chief Executive Officer





Date    November 12, 1999                  By:  /s/ Robert F. Mack
    --------------------------                  --------------------------
                                                Robert F. Mack
                                                Executive Vice President and
                                                Chief Financial Officer