Form 10-K405
period 1999-12-31
SUN BANCORP INC /NJ/
filed 2000-03-30
CIK 1017793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

     For the transition period from              to             .
                                    ------------    ------------

                           Commission File No. 0-20957

                                Sun Bancorp, Inc.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

New Jersey                                                  52-1382541
--------------------------------------------------       -------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
or Organization)                                       Identification No.)

226 Landis Avenue, Vineland, New Jersey                    08360
---------------------------------------------            ----------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:    (856) 691-7700
                                                       --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:    None
                                                                        ----

Securities registered pursuant to Section 12(g) of the Exchange Act:

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock on March 23, 2000, was approximately $48.8 million.

         As of March 23, 2000, there were issued and outstanding 10,086,635 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 1999. (Parts I, II and IV)
     2. Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders. (Part III)

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

Item 1.  Business
-----------------

General

         The Company, a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey. The Company's principal subsidiaries are Sun National Bank ("Sun New Jersey") and Sun National Bank, Delaware ("Sun Delaware," collectively, the "Banks"). At December 31, 1999, the Company had total assets of $1.98 billion, total deposits of $1.29 billion and total shareholders' equity of $91.1 million. Substantially all of the Company's deposits are federally insured by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Company's remaining deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. The Company's principal business is to serve as a holding company for the Banks. As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

         Through the Banks, the Company provides community banking services through 73 financial service centers in southern and central New Jersey, New Castle County, Delaware and in Philadelphia, Pennsylvania. The Banks offer comprehensive lending, depository and financial services to their customers and marketplace. The Banks' lending services to businesses include commercial and industrial loans and commercial real estate loans. The Banks' commercial deposit services include checking accounts and cash management products such as electronic banking, sweep accounts, lockbox services, PC banking and controlled disbursement services. The Banks' lending services to consumers include residential mortgage loans, home equity loans and installment loans. The Banks' consumer services include checking accounts, savings accounts, money market deposits, certificates of deposit and individual retirement accounts. Through a third party arrangement, the Banks also offer mutual funds, securities brokerage, annuities and investment advisory services.

Expansion Strategy

         The Company's Board of Directors and management believe there is a demand for locally based and managed community banks that can provide comprehensive, competitive and responsive commercial and retail banking services to meet the borrowing, depository and other financial services needs of the small and medium sized business and consumers in the communities the Company serves. Beginning in 1993, the Company embarked upon an expansion of its operations and retail market share in central and southern New Jersey through mergers, acquisitions and expansion of facilities and financial services.

         Through its acquisition and expansion program, the Company has successfully completed the acquisition of two commercial banks with a total of $119 million in assets, as the well as nine branch purchase transactions in which the Company acquired a total of 51 branches, $820 million of deposits and $146 million of loans in southern and central New Jersey and New Castle County, Delaware.

         The Company's expansion in southern and central New Jersey has also included the opening of seven de novo financial service centers, including its first supermarket office. In 1999, the Company opened twelve new financial service centers in locations previously occupied by regional competitors. These new financial service centers have significantly enhanced the Company's market presence in the New Jersey counties of Camden, Mercer, Monmouth and Ocean.

         The Company's expansion into contiguous portions of Delaware was achieved in December 1998 with Sun Delaware's assumption of $169 million in deposits (including eight branch locations) and purchase of $128 million of loans from Household Bank, fsb, the successor to Beneficial National Bank. The demographics of this market and the opportunities for Sun Delaware are similar to the markets and communities the Company currently serves in southern and central New Jersey.

         During 1999, the Company continued to increase its market penetration in southern and central New Jersey. In January 1999, Sun New Jersey acquired two branch office locations, with combined deposits of approximately $16 million, from Summit Bank in the New Jersey counties of Cumberland and Gloucester. In September 1999, Sun New Jersey acquired 14 branch locations, assumed approximately $230 million in deposits and purchased approximately $51,000 in account loans from First Union National Bank. This was an in-market acquisition, principally in the New Jersey counties of Cumberland and Cape May, which enhanced Sun New Jersey's market share in those counties. Due to the overlap with existing financial service center locations and to reduce the associated operating expenses, Sun New Jersey consolidated six of the facilities.

         During July 1999, the Company consummated the sale of 2,150,000 shares of its common stock and an additional 322,500 shares in accordance with the exercise of an over-allotment option by the underwriters. The Company used the proceeds from the sales of its common stock, in part, to contribute capital to Sun New Jersey in connection with the First Union branch acquisition in September 1999.

         The Company has also experienced a significant level of loan growth. Its loan portfolio increased from $83.4 million at December 31, 1993 to $900.7 million at December 31, 1999. Much of the Company's loan growth is attributable to the hiring of experienced loan officers previously employed by larger banking organizations. In most cases, these loan officers brought with them established contacts and relationships with individuals or entities throughout the Company's primary market area and thus were able to increase its customer base and the number of loan originations. An additional reason for the Company's loan growth is that its lending officers live in the communities in which they work and understand the local business environment and the economic conditions and trends of their markets. The Company also has established a number of regional advisory boards, consisting of prominent local business and community representatives who refer significant business opportunities to the Company. The Company's efforts to increase its lending to businesses along the central and southern New Jersey seashore (i.e., seasonal lending) have contributed to its loan growth.

         Through the acquisition of two mortgage origination companies, the Company undertook an expansion of its lending to include residential lending. The Company acquired Allegiance Mortgage Company located in Cherry Hill, New Jersey in July 1998, and Eastern Financial, Inc. located in Northfield, New Jersey in February 1999. Both were merged into Sun Mortgage Company, a subsidiary of Sun New Jersey. In an effort to reduce costs and increase oversight of this division, the operations of Sun Mortgage Company were moved to the Company's main offices in Vineland, New Jersey. In addition, the Company is in the process of terminating the existence of Sun Mortgage Company as a separate entity. Any origination of fixed-rate and adjustable rate mortgage loans for sale into the secondary market will be conducted by the Bank in the future.

         Concurrent with its expansion, the Company's earnings have grown from $1.1 million for 1993 to $9.7 million for 1999. On a per share basis, earnings have increased from $0.39 per share on a diluted basis for 1993 to $1.06 per share on a diluted basis for 1999. The Company has reached these levels of earnings despite non-cash intangible amortization expense amounting to $6.4 million in 1999.

         To support and manage its expanded operations and to provide management resources to support further expansion and growth, the Company has recruited and hired experienced commercial loan officers, and also credit, compliance, loan review and operations personnel, and senior level executives. Additionally, to provide its customers with enhanced services that include telephone banking, personal computer home banking and sophisticated cash management for commercial customers, the Company has enhanced and expanded its operational and management information systems, including telecommunications, computer and technology-based systems.

         While the Company continues to monitor the adequacy of management and resources available to support its recent growth, there can be no assurance that the Company will be successful in managing all elements related to its growth.

Market Area

         The Banks are community-oriented financial institutions, offering a wide variety of financial services to meet the needs of the communities they serve. The Banks conduct business through 73 branch offices located in the southern and central New Jersey counties of Atlantic, Burlington, Camden, Cape May, Cumberland, Gloucester, Hunterdon, Mercer, Middlesex, Monmouth, Ocean, Salem and Somerset, New Castle County, Delaware and Philadelphia, Pennsylvania ("primary market area"). The Banks' deposit gathering base and lending area is concentrated in the communities surrounding their offices.

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

         Management considers the Banks' reputation for customer service as their major competitive advantage in attracting and retaining customers in their respective market areas. The Banks also benefit from their community orientation, as well as their established deposit base and level of core deposits.

Lending Activities

         General. The principal lending activity of the Banks is the origination of commercial real estate loans, commercial business and industrial loans, home equity loans, mortgage loans and, to a much lesser extent, installment loans. Substantially all loans are originated in the Banks' primary market area.

         Commercial and Industrial Loans. The Banks originate several types of commercial and industrial loans. Included as commercial loans are short- and long-term business loans, lines of credit, non-residential mortgage loans and real estate construction loans. The primary focus of the Banks is on the origination of commercial loans secured by real estate. The majority of the Banks' customers for these loans are small- to medium-sized businesses located in the southern and central parts of New Jersey and New Castle County, Delaware.

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

         Residential Real Estate Loans. During 1999, residential mortgages were originated through Sun Mortgage Company. Currently, the Banks use outside loan correspondents to originate residential mortgages. These loans are originated using the Banks' underwriting standards, rates and terms, and are approved according to the Banks' lending policy prior to origination. Prior to closing, the Banks usually have commitments to sell these loans, at par and without recourse, in the secondary market. Secondary market sales are generally scheduled to close shortly after the origination of the loan. The amount of loans available for sale at year end 1999 was approximately $5.0 million.

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

         Installment Loans. The Banks originate installment or consumer loans secured by a variety of collateral, such as new and used automobiles. The Banks make a very limited number of unsecured installment loans.

         Loan Solicitation and Processing. Loan originations are derived from a number of sources such as loan officers, customers, borrowers and referrals from real estate brokers, accountants, attorneys and regional advisory boards.

         Upon receipt of a loan application, a credit report is ordered and reviewed to verify specific information relating to the loan applicant's creditworthiness. For residential mortgage loans, written verifications of employment and deposit balances are requested by the Banks. The Banks require that an appraisal of the real estate intended to secure the proposed loan is undertaken by a certified independent appraiser approved by the Banks and licensed by the state. After all of the required information is obtained, a credit decision is made. Depending on the type, collateral and amount of the credit request, various levels of approval may be necessary. In general, loans of $100,000 or more must be presented at an Officers' Loan Committee which has the authority to approve unsecured loans to $750,000 and secured loans to $1.5 million. Each Bank has an Officers' Loan Committee comprised of the Bank's CEO, senior lending officer and regional lending officers. Credit requests in excess of the approval authority of the Officers' Loan Committee must also be presented to the Board of Directors for approval. Loans under $100,000 are generally approved by various levels of management. All loans require the approval of at least two lending officers.

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

         Loan Commitments. When a commercial loan is approved, the Banks issue a written commitment to the loan applicant. The commitment indicates the loan amount, term and interest rate and is valid for approximately 45 days. Approximately 90% of the Banks' commitments are accepted or rejected by the customer before the expiration of the commitment. At December 31, 1999, the Banks had approximately $215.0 million in commercial loan commitments outstanding.

         Credit Risk, Credit Administration and Loan Review. Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. The Banks incur credit risk whenever they extend credit to, or enter into other transactions with, their customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. The credit administration department is responsible for the overall management of the Banks' credit risk and the
development,   application  and  enforcement  of  uniform  credit  policies  and procedures the principal purpose of which is to minimize such risk. One objective of credit administration is to identify and, to the extent feasible, diversify extensions of credit by industry concentration, geographic distribution and the type of borrower. Loan review and other loan monitoring practices provide a means for management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Banks' loan officers and are being applied uniformly. While management continues to review these and other related functional areas, there can be no assurance that the steps it has taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

         Mortgage Banking Subsidiary. During 1999, the Company's mortgage banking activities were conducted principally through Sun Mortgage Company, a subsidiary of Sun New Jersey. Sun Mortgage Company's activities included the origination of fixed-rate and adjustable rate residential real estate loans (generally consisting of one-to-four family first mortgage loans), for sale into the secondary mortgage market. Sun Mortgage Company's total residential real estate loan production during 1999 was $39.0 million.

         Currently, mortgage banking activities are conducted through the Banks. In the future, the Banks may also consider purchasing, as well as selling, loan servicing rights.

Investment Securities Activities

         General. The investment policy of the Banks is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that optimize interest income within acceptable limits of safety and liquidity. The Banks' investments consist primarily of federal funds, securities issued or guaranteed by the United States Government or its agencies, states and political subdivisions and corporate bonds.

Sources of Funds

         General. Deposits are the major source of the Banks' funds for lending and other investment purposes. In addition to deposits, the Banks derive funds from the amortization, prepayment or sale of loans, maturities or sale of investment securities, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Banks' primary market areas through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Banks regularly evaluate the internal cost of funds, survey rates offered by competing institutions, review the Banks' cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate. The Banks do not solicit funds outside the States of New Jersey, Delaware, or Pennsylvania, respectively.

         Borrowings. Deposits are the primary source of funds of the Banks' lending and investment activities and for their general business purposes. Sun New Jersey may obtain advances from the Federal Home Loan Bank (the "FHLB") of New York to supplement its supply of lendable funds. Sun Delaware may obtain advances from the FHLB of Pittsburgh. Such advances must be secured by a pledge of the Banks' stock in the FHLB of New York or Pittsburgh, respectively, and a portion of the Banks' first mortgage loans and certain other assets. The Banks, if the need arises, may also access the Federal Reserve Bank discount window to supplement their supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1999, Sun New Jersey had $119.7 million in secured FHLB advances, and Sun Delaware had no FHLB advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowings" in the Company's 1999 Annual Report to Shareholders.

Cash Management Services

         The Banks offer a menu of cash management services designed to meet the more sophisticated needs of their commercial customers. Headed by an experienced cash management executive, the Cash Management Department offers products such as electronic banking, sweep accounts, lockbox services, PC banking and controlled disbursement services. Many of these services are provided through third-party vendors with links to the Company's data center. Fees generated by cash management services were not material to the Company for fiscal 1999.

Competition

         The Banks face substantial competition both in attracting deposits and in lending funds. The States of New Jersey and Delaware and the county of Philadelphia, Pennsylvania have high densities of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Banks, all of which are competitors of the Banks to varying degrees. In order to compete with the many financial institutions serving their primary market area, the Banks' operating goal is to continue to provide a broad range of financial services with a strong emphasis on customer service to individuals and businesses in southern and central New Jersey, New Castle County, Delaware and Philadelphia, Pennsylvania.

         The competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional and money center banks in the Banks' market area. Competition for funds also include a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional and money center banks, and mortgage-bankers many of whom have far greater resources than the Banks. Non-bank competition, such as investment brokerage houses, has intensified in recent years for all banks as non-bank competitors are not subject to same regulatory burdens as banks.

Personnel

         At December 31, 1999, the Company had 549 full-time and 117 part-time employees. The Company's employees are not represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

         The Company is a legal entity separate and distinct from the Banks. Accordingly, the right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the Banks is necessarily subject to the prior claims of creditors of the Banks, except to the extent that claims of the Company in its capacity as creditor may be recognized. The principal sources of the Company's revenue and cash flow are management fees and dividends from the Banks. There are legal limitations on the extent to which a subsidiary bank can finance or otherwise supply funds to its parent holding company.

The Company

         General. As a registered bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended ("BHCA") and is subject to supervision and regular inspection by the Board of Governors of the Federal Reserve System ("Federal Reserve").

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank. The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with a nonfinancial entity.

         Capital Requirements. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies, such as the Company. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.

         In addition to the risk-based capital guidelines, the Federal Reserve established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company is in compliance with these requirements. The Banks are also subject to similar capital requirements adopted by the OCC.

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

         Under ss.375 to Article 48 of the New Jersey Banking Statutes, the Commissioner of Banking of New Jersey has the right to examine any company which controls a bank, the cost of which examination may be assessed against and paid by the company. Such examination may be conducted jointly, concurrently or in lieu of examinations made by a federal or other state bank regulatory agency. As a bank holding company located in New Jersey, the Company may acquire a bank or bank holding company located in any state other than New Jersey, provided, however, that such acquisition is permitted by applicable law of the United States or any other state.

         Under Chapter 8 to Title 5 of the Delaware Code, the Company is considered an "out-of-state bank holding company" because the greatest amount of deposits of all of the Company's banking subsidiaries is not located in Delaware. Generally, no bank holding company other than a Delaware bank holding company may control a Delaware institution. An out-of-state bank holding company or subsidiary thereof proposing an acquisition of certain Delaware institutions must first apply for the approval or consent of the State Bank Commissioner of Delaware. If the Company were to become a Delaware bank holding company, the State Bank Commissioner of Delaware would have supervision over the Company and the Commissioner would have the right to examine the Company, including its nonbank subsidiaries. Such an examination would be conducted jointly, concurrently or in lieu of examinations made by a federal bank regulatory agency.

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

The Banks

         General. The Banks are subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). In addition, the Banks are insured by and subject to certain regulations of the FDIC. The Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Banks.

         Dividend Restrictions. Dividends from the Banks constitute the principal source of income to the Company. The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Banks totaled $31.3 million at December 31, 1999. In addition, the OCC has the authority to prohibit the Banks from paying dividends, depending upon the Banks' financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The ability of the Banks to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies.

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

         Acquisitions. The Banks have the ability, subject to certain restrictions, including state opt-out provisions, to acquire by acquisition or merger branches outside their respective home states. The establishment of new interstate branches is possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located.

         FDIC Insurance Assessments. Substantially all of the deposits of the Banks are insured by the Bank Insurance Fund ("BIF") and the remaining deposits are insured by the Savings Association Insurance Fund ("SAIF"), all of which are subject to Federal Deposit Insurance Corporation ("FDIC") insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under the current regulations, the Company is assessed a premium on BIF-insured deposits. Most members of BIF pay a lower premium to the FDIC. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

         Enforcement Powers of Federal Banking Agencies. Federal banking agencies possess broad powers to take corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". At December 31, 1999, the Banks exceeded the required ratios for classification as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

         Under the OCC's prompt corrective action regulations, the OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a bank is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OCC to meet a specific capital level. A bank generally is
considered   "adequately   capitalized"   if  its  ratio  of  total  capital  to
risk-weighted assets is at least 8%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A bank that has lower ratios of capital are categorized as "undercapitalized," "significantly under capitalized," or "critically undercapitalized." Numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.

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

         At December 31, 1999, the Banks' total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory capital requirements.

Item 2. Properties
------------------

         The Company operates from its main office in Vineland, New Jersey and 73 branch offices. Sun New Jersey and Sun Delaware lease their main offices and 38 branch offices. The remainder of the branch offices are owned by Sun New Jersey.

Item 3. Legal Proceedings
-------------------------

         The Company or the Banks are periodically involved in various claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which the Banks hold security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company's and the Banks' business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

         The information contained under the caption "Price Range of Common Stock and Dividends" in the Company's 1999 Annual Report to Shareholders, filed as Exhibit 13 to this Report (the "Annual Report"), is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The information contained under the caption "Selected Financial Data" in the Company's Annual Report is incorporated herein by reference.

Item  7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

         The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Gap Analysis" in the Company's Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Consolidated Financial Statements of Sun Bancorp, Inc. included in the Annual Report are incorporated herein by reference.

Item  9.  Changes  in and  Disagreements  With  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

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

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the first table under the caption "Proposal I - Election of Directors" in the Proxy Statement.

         (c)      Changes in Control

                  Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information contained under the section captioned "Additional Information About Directors and Executive Officers - Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  (1) The following consolidated financial statements and the report of independent auditor of the Registrant included in the Registrant's Annual Report to Shareholders are incorporated herein by reference and also in Item 8 hereof.

                           Independent Auditors' Report

                           Consolidated Statements of Financial Condition as of December 31, 1999 and 1998.

                           Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997.

                           Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.

                           Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

                           Notes to Consolidated Financial Statements

                  (2) There are no financial statements schedules that are required to be included in Part II, Item 8.

         (b) The following reports on Form 8-K were filed during the quarter ended December 31, 1999:

         On November 8, 1999, the Company filed a current report on Form 8-K dated October 26, 1999 (Items 5 and 7) to report the Company's adoption of a repurchase plan covering up to 9% or 906,000 shares of the Company's common stock in the open market.

         (c)      Exhibits

         The following exhibits are filed as part of this report:
          3(i)    Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc.*
          3(ii)   Amended and Restated Bylaws of Sun Bancorp, Inc. **
         10.1     1995 Stock Option Plan ***
         10.3     Amended and Restated 1997 Stock Option Plan
         10.4     Branch Purchase and Deposit Assumption Agreement dated July 17, 1998 by and between Sun New Jersey and Household Bank, f.s.b.****
         10.5     Purchase and Assumption Agreement dated May 10, 1999 by and between Sun
                  New Jersey and First Union National Bank*****
         11       Computation regarding earnings per share******
         13       Annual Report to Shareholders for the Year Ended December 31, 1999
         21       Subsidiaries of the Registrant
         23       Consent of Deloitte & Touche LLP
         27       Financial Data Schedule (electronic filing only)

---------------------
* Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-62223) filed with the SEC on August 25, 1998.
** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20957).
*** Incorporated by reference to the Form 10 filed with the SEC on June 28, 1996 (File No. 0-20957).
**** Incorporated by reference to the Company's Current Report on Form 8-K dated July 20, 1998.
***** Incorporated by reference to the Company's Current Report on Form 8-K dated May 10, 1999.
****** Incorporated by reference to Note 19 of the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 23, 2000.

                             SUN BANCORP, INC.


                             By: /s/Philip W. Koebig, III
                                 -----------------------------------------------
                                 Philip W. Koebig, III
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 23, 2000.

/s/Bernard A. Brown                                  /s/Philip W. Koebig, III
-------------------------------------                -----------------------------------------------
Bernard A. Brown                                     Philip W. Koebig, III
Chairman of the Board of Directors                   President, Chief Executive Officer and Director


/s/Jeffrey S. Brown                                  /s/Sidney R. Brown
-------------------------------------                -----------------------------------------------
Jeffrey S. Brown                                     Sidney R. Brown
Director                                             Vice Chairman, Secretary and Treasurer


                                                     /s/Anne E. Koons
-------------------------------------                -----------------------------------------------
Peter Galetto, Jr.                                   Anne E. Koons
Director                                             Director



-------------------------------------                -----------------------------------------------
Ike Brown                                            Adolph F. Calovi
Director                                             Director

/s/Robert F. Mack
-------------------------------------
Robert F. Mack
Executive Vice President
(Principal Accounting Officer)