Form 10-Q
period 2000-03-31
SUN BANCORP INC /NJ/
filed 2000-05-12
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2000
                                      ----------------

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission file number                         0 - 20957
                          ----------------------------------------------------

                                SUN BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                            52-1382541
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
    or organization)                                          Identification)

 226 Landis Avenue, Vineland, New Jersey                          08360
 ---------------------------------------                          -----
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
Yes      X       No
     ----------     ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock             9,235,993                May 10, 2000
-----------------------------             ---------               -------------
         Class                      Number of shares outstanding       Date

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      March 31,       December 31,
                                                                                        2000              1999
                                                                                        ----              ----
                                                                                        (Dollars in thousands)
                                                                                       (Unaudited)
ASSETS

Cash and due from banks                                                               $    74,196    $    69,425
Federal funds sold                                                                            700              -
                                                                                      -----------    -----------
  Cash and cash equivalents                                                                74,896         69,425
Investment securities available for sale (amortized cost -
  $871,084; 2000 and $876,368; 1999)                                                      833,250        834,677
Loans receivable (net of allowance for loan losses -
  $9,390; 2000 and $8,722; 1999)                                                          962,114        900,671
Restricted equity investments                                                              46,245         44,796
Bank properties and equipment, net                                                         31,952         31,845
Real estate owned, net                                                                        671            535
Accrued interest receivable                                                                15,762         14,977
Excess of cost over fair value of assets acquired, net                                     58,749         60,718
Deferred taxes                                                                             16,457         17,768
Other assets                                                                                4,918          5,449
                                                                                      -----------    -----------

TOTAL                                                                                 $ 2,045,014    $ 1,980,861
                                                                                      ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                              $ 1,331,168    $ 1,291,326
Advances from the Federal Home Loan Bank                                                  119,231        119,741
Loan payable                                                                                1,160          1,160
Federal funds purchased                                                                     5,300          5,700
Securities sold under agreements to repurchase                                            426,887        407,851
Other liabilities                                                                           7,929          6,141
                                                                                      -----------    -----------
  Total liabilities                                                                     1,891,675      1,831,919
                                                                                      -----------    -----------

Guaranteed preferred beneficial interest in Company's subordinated debt                    57,327         57,838

SHAREHOLDERS' EQUITY
Preferred stock, none issued                                                                    -              -
Common stock, $1 par value, 25,000,000 shares authorized,
  Issued and outstanding: 10,086,635 in 2000; and 10,080,202 in 1999                       10,087         10,080
Surplus                                                                                   105,841        105,798
Retained earnings                                                                          15,482         13,170
Accumulated other comprehensive loss                                                      (24,970)       (27,516)
Treasury stock at cost, 903,201 shares                                                    (10,428)       (10,428)
                                                                                      -----------    -----------
  Total shareholders' equity                                                               96,012         91,104
                                                                                      -----------    -----------
TOTAL                                                                                 $ 2,045,014    $ 1,980,861
                                                                                      ===========    ===========

--------------------------------------------------------------------------------
    See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                    --------------------------
                                                                                         2000         1999
                                                                                    -----------    -----------
                                                                       (Dollars in thousands, except per share amounts)
                                                                                            (Unaudited)
INTEREST INCOME:
  Interest and fees on loans                                                        $    20,638    $    15,152
  Interest on taxable investment securities                                              13,840          9,007
  Interest on non-taxable investment securities                                             715            544
  Dividends on restricted equity investments                                                766            464
  Interest on federal funds sold                                                             15            101
                                                                                    -----------    -----------
    Total interest income                                                                35,974         25,268
                                                                                    -----------    -----------

INTEREST EXPENSE:
  Interest on deposits                                                                   11,474          7,954
  Interest on short-term borrowed funds                                                   7,845          4,124
  Interest on guaranteed preferred beneficial interest in
    Company's subordinated debt                                                           1,359          1,391
                                                                                    -----------    -----------
    Total interest expense                                                               20,678         13,469
                                                                                    -----------    -----------
    Net interest income                                                                  15,296         11,799

PROVISION FOR LOAN  LOSSES                                                                  785            667
                                                                                    -----------    -----------
    Net interest income after provision for loan losses                                  14,511         11,132
                                                                                    -----------    -----------
OTHER INCOME:
  Service charges on deposit accounts                                                     1,305          1,149
  Other service charges                                                                      33             26
  Gain on sale of bank properties and equipment                                               5              5
  Gain on sale of loans                                                                       5             12
  (Loss) gain on sale of investment securities                                               (2)            49
  Other                                                                                     925          1,085
                                                                                    -----------    -----------
    Total other income                                                                    2,271          2,326
                                                                                    -----------    -----------
OTHER EXPENSES:
  Salaries and employee benefits                                                          5,771          4,599
  Occupancy expense                                                                       1,594          1,169
  Equipment expense                                                                       1,302            705
  Professional fees and services                                                            221             96
  Data processing expense                                                                   804            746
  Amortization of excess of cost over fair value of assets acquired                       1,969          1,468
  Postage and supplies                                                                      313            367
  Insurance                                                                                 151             83
  Other                                                                                   1,376            864
                                                                                    -----------    -----------
    Total other expenses                                                                 13,501         10,097
                                                                                    -----------    -----------
INCOME BEFORE INCOME TAXES                                                                3,281          3,361
INCOME TAXES                                                                                969            965
                                                                                    -----------    -----------
NET INCOME                                                                          $     2,312    $     2,396
                                                                                    ===========    ===========
Basic earnings per share                                                            $      0.25    $      0.32
                                                                                    ===========    ===========
Diluted earnings per share                                                          $      0.25    $      0.29
                                                                                    ===========    ===========
Weighted average shares, basic                                                        9,181,211      7,547,514
                                                                                    ===========    ===========
Weighted average shares, diluted                                                      9,401,335      8,234,100
                                                                                    ===========    ===========

--------------------------------------------------------------------------------
     See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              For the Three Months
                                                                                              Ended March 31,
                                                                                         -----------------------------
                                                                                                2000        1999
                                                                                              --------    --------
                                                                                                  (In thousands)
                                                                                                   (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                                  $  2,312    $  2,396
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Provision for loan losses                                                                      785         667
    Provision for losses on real estate owned                                                        3
    Depreciation and amortization                                                                  498         454
    Amortization of excess cost over fair value of assets acquired                               1,969       1,468
    Gain on sale of loans                                                                           (5)        (12)
    Proceeds from sale of loans held for sale                                                      414         676
    Loss (gain) on sale of investment securities available for sale                                  2         (49)
    Gain on sale of bank properties and equipment                                                   (5)         (5)
    Deferred income taxes                                                                                     (417)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                                 (785)     (1,097)
      Other assets                                                                                 531        (674)
      Other liabilities                                                                          1,788      (6,477)
                                                                                              --------    --------
        Net cash provided by (used in) operating activities                                      7,507      (3,070)
                                                                                              --------    --------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                         (4,026)    (47,508)
  Purchases of mortgage-backed securities available for sale                                               (22,036)
  Purchases of restricted equity securities                                                     (1,449)
  Proceeds from maturities of investment securities available for sale                           4,084       7,000
  Proceeds from maturities of mortgage-backed securities available for sale                      5,024      38,883
  Proceeds from sale of investment securities available for sale                                   234       9,112
  Net increase in loans                                                                        (62,775)    (41,724)
  Increase in loans resulting from branch acquisitions                                                         (20)
  Purchase of bank properties and equipment                                                       (640)       (970)
  Increase in bank properties and equipment resulting from branch acquisitions                                (177)
  Proceeds from the sale of bank properties and equipment                                            5           8
  Repurchases of Company's trust preferred securities                                             (511)        (55)
  Excess of cost over fair value of branch assets acquired                                                    (660)
  Proceeds from sale of real estate owned                                                            -         (80)
                                                                                              --------    --------
        Net cash used in investing activities                                                  (60,054)    (58,227)
                                                                                              --------    --------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                           39,842     (34,305)
  Increase in deposits resulting from branch acquisitions                                                   15,810
  Net advances under line of credit and repurchase agreements                                   18,126      32,202
  Treasury stock purchased                                                                                    (198)
  Proceeds from issuance of common stock                                                            50          99
                                                                                              --------    --------
        Net cash provided by financing activities                                               58,018      13,608
                                                                                              --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             5,471     (47,689)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  69,425      89,516
                                                                                              --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $ 74,896    $ 41,827
                                                                                              ========    ========

--------------------------------------------------------------------------------

    See notes to consolidated financial statements

                                SUN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The audited and unaudited consolidated financial statements contained herein for Sun Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Sun Capital Trust ("Sun Trust I"), Sun Capital Trust II ("Sun Trust II"), Sun National Bank,
         Delaware ("Sun Delaware"), Sun National Bank ("Sun") and Sun's wholly-owned subsidiary Med-Vine, Inc. All significant inter-company balances and transactions have been eliminated.

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000 or any other period.


(2)      Loans

         The components of loans as of March 31, 2000 and December 31, 1999 were as follows:

                                               March 31, 2000  December 31, 1999
                                               --------------  -----------------
                                                         (In thousands)
                                                (Unaudited)
         Commercial and industrial               $811,494         $750,707
         Real estate-residential mortgages         77,991           79,605
         Installment                               82,019           79,081
                                                 --------         --------
           Total gross loans                      971,504          909,393
         Allowance for loan losses                 (9,390)          (8,722)
                                                 --------         --------
           Net Loans                             $962,114         $900,671
                                                 ========         ========

         Non-accrual loans                       $  1,291         $  2,580

(3)      Allowance For Loan Losses

         Changes in the allowance for loan losses were as follows:

                                         For the three month
                                            period ended      For the year ended
                                           March 31, 2000      December 31, 1999
                                           --------------      -----------------
                                                     (In thousands)
                                              (Unaudited)
         Balance, beginning of period           $8,722              $7,143
         Charge-offs                             ( 124)               (536)
         Recoveries                                  7                  26
                                                ------              ------
           Net charge-offs                       ( 117)              ( 510)
         Provision for loan losses                 785               2,089
                                                ------              ------
         Balance, end of period                 $9,390              $8,722
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                               March 31, 2000      December 31, 1999
                                                               --------------      -----------------
                                                                          (In thousands)
                                                                (Unaudited)
         Impaired loans with related reserve for loan
           losses calculated under SFAS No. 114                        --                     --
         Impaired loans with no related reserve for loan
           losses calculated under SFAS No. 114                      $427                  $ 1,251
                                                                     ----                  -------
         Total impaired loans                                        $427                  $ 1,251
                                                                     ====                  =======


                                                                       For the three
                                                                        months ended      For the year ended
                                                                       March 31, 2000      December 31, 1999
                                                                       --------------      -----------------
                                                                        (Unaudited)

         Average impaired loans                                             $ 620               $ 1,025
         Interest income recognized on impaired loans                       $  47               $    32
         Cash basis interest income recognized on impaired loans            $  54               $    32


(4)      Deposits

         Deposits consist of the following major classifications:

                                                       March 31, 2000        December 31, 1999
                                                       --------------        -----------------
                                                                   (In thousands)
                                                         (Unaudited)
         Demand deposits                                  $  551,836            $   526,810
         Savings deposits                                    142,968                153,841
         Time certificates under $100,000                    423,362                421,475
         Time certificates $100,000 or more                  213,002                189,200
                                                           ---------              ---------
           Total                                          $1,331,168            $ 1,291,326
                                                          ==========            ===========

         Of the total demand deposits, approximately, $237,957,000 (unaudited) and $231,688,000 are non-interest bearing at March 31, 2000 and December 31, 1999, respectively.


(5)      Other Comprehensive Income

         The Company classifies items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Other comprehensive income (losses) for the three-month periods ended March 31, 2000 and 1999 amounted to $2,546,000 (unaudited) and ($3,870,000) (unaudited), respectively.

(6)      Earnings Per Share

         Basic earnings per share is computed by dividing income available to shareholders (net income), by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options (treasury stock method) along with the assumed tax benefit from the exercise of non-qualified options. These purchases were assumed to have been made at the average market price of the common stock, which is based on the average price received on common shares sold. Retroactive recognition has been given to market values, common stock outstanding and potential common shares for periods prior to the date of the Company's stock dividends.



                                                                           For the                For the
                                                                     Three Months Ended         Year Ended
                                                                        March 31, 2000       December 31, 1999
                                                                    -------------------     ------------------
                                                              (Dollars in thousands, except per share amounts)
                                                                           (Unaudited)
         Net income                                                        $    2,312           $  $ 9,714

         Dilutive stock options outstanding                                   905,555            1,159,174
         Average exercise price per share                                  $     5.01           $     6.02
         Average market price - diluted basis                              $     7.84           $    16.30

         Average common shares outstanding                                  9,181,211            8,538,809
         Increase in shares due to exercise of options - diluted basis        220,124              647,416
                                                                            ---------            ---------
         Adjusted shares outstanding - diluted                              9,401,335            9,186,225

         Net income per share - basic                                      $     0.25           $     1.14
         Net income per share - diluted                                    $     0.25           $     1.06


(7)      Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt

         The sole asset of Sun Trust I is $28,750,000 principal amount of 9.85% Junior Subordinated Debentures issued by the Company that mature on March 31, 2027. At March 31, 2000 and December 31, 1999 the Company had repurchased 28,400 shares and 17,100 shares, respectively.

         The sole asset of Sun Trust II is $29,900,000 principal amount of 8.875% Junior Subordinated Debentures issued by the Company that mature on December 31, 2028. At March 31, 2000 and December 31, 1999 the Company had repurchased 61,300 shares and 38,500 shares, respectively.

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

Item 2:
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Total assets at March 31, 2000 increased by $64.2 million to $2.05 billion as compared to $1.98 billion at December 31, 1999. The increase was primarily due to an increase in net loans of $61.4 million and an increase in cash and due from banks of $4.8 million.

         Cash and cash equivalents increased $5.5 million, from $69.4 million at December 31, 1999 to $74.9 million at March 31, 2000.

         Investment securities available for sale decreased $1.4 million, from $834.7 million at December 31, 1999 to $833.3 million at March 31, 2000. The decrease was primarily the result of principal repayments and maturities.

         Net loans at March 31, 2000 amounted to $962.1 million, an increase of $61.4 million from $900.7 million at December 31, 1999. The increase was primarily from increased originations of commercial and industrial loans. The ratio of non-performing assets to total loans and real estate owned at March 31, 2000 was 0.36% compared to 0.54% at December 31, 1999. The decrease was the result of a lower amount of non-accrual loans and a higher level of loans at March 31, 2000. The ratio of allowance for loan losses to total non-performing loans was 337.28% at March 31, 2000 compared to 199.05% at December 31, 1999. The increase in this ratio was the result of a higher level of allowance for loan losses and a lower amount of non-accrual loans at March 31, 2000. The ratio of allowance for loan losses to total loans was 0.97% at March 31, 2000 compared to 0.96% at December 31, 1999.

         Excess of cost over fair value of assets acquired decreased $2 million from $60.7 million at December 31, 1999 to $58.7 million at March 31, 2000. The decrease was a result of scheduled amortization.

         Total liabilities at March 31, 2000 amounted to $1.89 billion compared to $1.83 billion at December 31, 1999, an increase of $59.8 million.

         Total deposits amounted to $1.33 billion at March 31, 2000 a $39.8 million increase over December 31, 1999 deposits of $1.29 billion.

         Advances from the Federal Home Loan Bank amounted to $119.2 million at March 31, 2000 compared to $119.7 million at December 31, 1999, a decrease of $510,000. Federal funds purchased at March 31, 2000 amounted to $5.3 million compared to $5.7 million at December 31, 1999.

         Securities sold under agreements to repurchase amounted to $426.9 million at March 31, 2000 compared to $407.9 million at December 31, 1999, an increase of $19.0 million. The increase represented increased customer repurchase agreements.

         Total shareholders' equity grew by $4.9 million, from $91.1 million at December 31, 1999, to $96.0 million at March 31, 2000. The increase was primarily the result of first quarter earnings amounting to $2.3 million augmented by a $2.5 million improvement in accumulated other comprehensive income.

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

         The increase of commercial loans has the effect of increasing the level of risk-based assets and thus lowering the Company's risk-based capital ratios. In general, commercial loans are categorized as having a 100% risk weighting using the calculations required by the Company's regulators. Until its issuance of Trust Preferred Securities and additional issuance of common shares, the rate at which commercial loans have grown has outpaced the internal growth rate of the Company's capital.

         It is the Company's intent to maintain adequate levels of risk-based capital. Management monitors the Company's capital levels, and when appropriate, will recommend additional capital raising efforts to the Company's board of directors.



Comparison of Operating Results for the Three Months Ended March 31, 2000 and 1999.

         General. Net income decreased by $84,000 for the three months ended March 31, 2000 to $2.3 million from $2.4 million for the three months ended March 31, 1999 primarily due to an increase in other expenses. Net interest income increased $3.5 million and the provision for loan losses increased $118,000 for the three months ended March 31, 2000 compared to the same period in 1999. Other income decreased by $55,000 to $2.27 million for the three months ended March 31, 2000 as compared to $2.33 million for the three months ended March 31, 1999. Other expenses increased by $3.4 million to $13.5 million for the three months ended March 31, 2000 as compared to $10.1 million for the three months ended March 31, 1999.

         Net Interest Income. The increase in net interest income was due to a $10.7 million increase in interest income partially offset by a $7.2 million increase in interest expense.

         Interest Income. Interest income for the three months ended March 31, 2000 increased approximately $10.7 million, or 42.4%, from $25.3 million for the same period in 1999 to $36.0 million in 2000. The increase was primarily the result of an increase of $5.5 million in interest and fees on loans resulting from internal growth and $4.8 million in interest on investment securities resulting from the deployment of cash received from branch acquisitions into the Company's investment portfolio.

         Interest Expense. Interest expense for the three months ended March 31, 2000 increased approximately $7.2 million, from $13.5 million for the same period in 1999 to $20.7 million in 2000. This increase was primarily due to a $3.5 million increase in interest on deposit accounts resulting from significantly higher deposit balances due to acquisitions and internal growth and a $3.7 increase on borrowed funds resulting from higher levels of securities sold under agreements to repurchase.

         Provision for Loan Losses. For the three months ended March 31, 2000, the provision for loan losses amounted to $785,000, an increase of $118,000, compared to $667,000 for the same period in 1999.

Management continually reviews the adequacy of the loan loss reserve using guidelines promulgated by the Bank's primary regulator.

         Other Income. Other income decreased $55,000 for the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999. In most part, the decrease was a result of lower fees being generated by mortgage banking operations, offset by an increase in service charges on deposit accounts. In addition, losses on the sale of investment securities amounted to $2,000 for the three months ended March 31, 2000 compared to a gain of $49,000 in the same period of 1999.

         Other Expenses. Other expenses increased approximately $3.4 million, to $13.5 million for the three months ended March 31, 2000 as compared to $10.1 million for the same period in 1999. Of the increase, $1.2 million was in salaries and employee benefits, $425,000 was in occupancy expense, $597,000 was in equipment expense, $501,000 was in amortization of excess of cost over fair value of assets acquired, $125,000 was in professional fees and services and $512,000 was in other miscellaneous expenses. The increase in other expenses reflects the Company's continued strategy to support its expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review and other support departments. The increase in occupancy, equipment, data processing expenses and postage and supplies were the result of internal growth and the effect of the Company's acquisitions.

         Income  Taxes.  Applicable  income  taxes  increased  $4,000  for   the
three months ended March 31, 2000 as compared to the same period in 1999.

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

Gap Analysis

Banks have become increasingly concerned with the extent to which they are able to match maturities of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring a bank's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. On a monthly basis, the Company monitors its gap, primarily its six-month and one-year maturities and works to maintain its gap within a range that does not exceed a negative 25% of total assets. The Company attempts to maintain its ratio of rate-sensitive assets to rate-sensitive liabilities between 75% to 125%.

The Asset/Liability Committee of the Banks' Board of Directors monitors the gap position and interest rate risk. The Banks use simulation models to measure the impact of potential changes of up to 200 basis points in interest rates on the net interest income of the Company. Sudden changes to interest rates should not have a material impact to the Company's results of operations. Should the Banks experience a positive or negative mismatch in excess of the approved range, it has a number of remedial options. It has the ability to reposition its investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. It can attract variable- or fixed-rate loan products as appropriate. It can also price deposit products to attract deposits with maturity characteristics that can lower its exposure to interest rate risk. Management of the Company may also consider employing hedging and/or derivative instruments within defined limits to manage its interest rate risk.

At March 31, 2000, the Company had a negative position with respect to its exposure to interest rate risk: total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing during the same period by $361.6 million. This represents a negative cumulative one-year gap ratio of 17.68%. As a result, the yield on interest-earning assets of the Company should adjust to changes in interest rates at a slightly slower rate than the cost of interest-bearing liabilities.

The following table summarizes the maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2000. All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility resulting in insignificant changes to levels of core deposits and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits into categories noted below. Management's allocation is based on the estimated effective duration.


                                                          Maturity/Repricing Time Periods
                                                                 At March 31, 2000
                                                               (Dollars in thousands)
                                         0-3 Months   4-12 Months     1-5 Years     Over 5 Yrs.       Total
                                          ---------   -----------     ----------    -----------     ----------

Loans receivable                          $ 352,555     $  68,971      $ 397,435     $  152,543      $ 971,504
Investment securities                       424,506        33,428         75,106        384,289        917,329
Federal funds sold                              700             -              -             -             700
                                          ---------     ---------      ---------     ----------      ---------
  Total interest-earning assets             777,761       102,399        472,541        536,832      1,889,533
                                          ---------     ---------      ---------     ----------      ---------
Interest-bearing demand deposits             91,969        23,114        132,660         66,136        313,879
Savings deposits                              3,266         9,889         55,081         74,732        142,968
Time certificates under $100,000             90,538       271,068         58,342          3,414        423,362
Time certificates $100,000 or more          113,148        91,414          8,225            215        213,002
Federal Home Loan Bank Advances             115,033            99            608          3,491        119,231
Federal funds purchased                       5,300                                                      5,300
Loan payable                                                               1,160                         1,160
Securities sold under agreements
  to repurchase                             426,887             -              -              -        426,887
                                         ----------    ----------      ---------      ---------      ---------
 Total interest-bearing liabilities         846,141       395,584        256,076        147,988      1,645,789
                                         ----------    ----------      ---------      ---------      ---------
Periodic Gap                             $  (68,380)   $ (293,185)     $ 216,465      $ 388,844      $ 243,744
                                         ==========    ==========      =========      =========      =========
Cumulative Gap                           $  (68,380)   $ (361,565)     $(145,100)     $ 243,744
                                         ==========    ==========      =========      =========
Cumulative Gap Ratio                        - 3.34%      - 17.68%        - 7.10%         11.92%
                                         ==========    ==========      =========      =========

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the period presented. Average balances are derived from daily balances. Dollar amounts are in thousands.

                                                               For the three months ended March 31, 2000
                                                               -----------------------------------------
(Dollars in thousands)                                          Average                          Average
                                                                Balance         Interest        Yield/Cost
                                                                -------         --------        ----------
Interest earning assets:
 Loans receivable (1)                                         $   939,256       $ 20,638           8.79  %
Investment securities (2)                                         874,499         15,677           7.17
Federal funds sold                                                  1,090             15           5.51
                                                              -----------       --------
  Total interest-earning assets                                 1,814,845         36,330           8.01
Non-interest-earning assets                                       185,944
                                                              -----------
    Total assets                                              $ 2,000,789
                                                              ===========

Interest-bearing liabilities:
  Interest-bearing deposit accounts                           $ 1,072,410         11,474           4.28  %
  Borrowed money                                                  539,358          7,845           5.82
  Guaranteed preferred beneficial interest
   in Company's subordinated debt                                  57,396          1,359           9.47
                                                              -----------       --------
   Total interest-bearing liabilities                           1,669,164         20,678           4.96
Non-interest-bearing liabilities                                  241,853       --------
                                                              -----------
    Total liabilities                                           1,911,017
Shareholders' equity                                               89,772
    Total liabilities and shareholders' equity                $ 2,000,789
                                                              ===========
Net interest income                                                              $15,652
                                                                                 =======
Interest rate spread (3)                                                                           3.05  %
Net yield on interest earning assets (4)                                                           3.45  %
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                                        108.73  %


(1)   Average balances include non-accrual loans
(2) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents the net interest income as a percentage of average interest-earning assets.

                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings

         The Company is not engaged in any legal proceedings of a material nature at March 31, 2000. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


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



         (b) The following current reports on Form 8-K were filed during the quarter ended March 31, 2000:

                           None

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date       May 11, 2000                Sun Bancorp, Inc.
    ---------------------------        -----------------------------------------
                                       (Registrant)




                                        /s/ Philip W. Koebig, III
                                        ----------------------------------------
                                        Philip W. Koebig, III
                                        President and Chief Executive Officer





Date         May 11, 2000               /s/ Dan. A. Chila
    ---------------------------        -----------------------------------------
                                       Dan A. Chila
                                       Executive Vice President and
                                       Chief Financial Officer