Form 10-Q
period 2000-06-30
SUN BANCORP INC /NJ/
filed 2000-08-14
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                    June 30, 2000
                                                       -------------------

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

                                SUN BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                       52-1382541
-------------------------------                        -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification)

226 Landis Avenue, Vineland, New Jersey                          08360
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
Yes      X       No
     ----------     ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock              9,723,027             August 11, 2000
-----------------------------              ---------             ---------------
         Class                   Number of shares outstanding        Date

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                               June 30,     December 31,
                                                                                                 2000           1999
                                                                                             -----------    -----------
                                                                                               (Dollars in thousands)
                                                                                              (Unaudited)
ASSETS

Cash and due from banks                                                                      $    74,836    $    69,425
Federal funds sold                                                                                     -              -
                                                                                             -----------    -----------
  Cash and cash equivalents                                                                       74,836         69,425
Investment securities available for sale (amortized cost -
  $856,549; 2000 and $876,368; 1999)                                                             818,414        834,677
Loans receivable (net of allowance for loan losses -
  $9,854; 2000 and $8,722; 1999)                                                                 978,435        900,671
Restricted equity investments                                                                     30,245         44,796
Bank properties and equipment, net                                                                29,619         31,845
Real estate owned, net                                                                             1,552            535
Accrued interest receivable                                                                       16,558         14,977
Excess of cost over fair value of assets acquired, net                                            56,778         60,718
Deferred taxes                                                                                    17,649         17,768
Other assets                                                                                       5,048          5,449
                                                                                             -----------    -----------
TOTAL                                                                                        $ 2,029,134    $ 1,980,861
                                                                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                                     $ 1,358,751    $ 1,291,326
Advances from the Federal Home Loan Bank                                                          79,199        119,741
Loan payable                                                                                       1,160          1,160
Federal funds purchased                                                                            4,500          5,700
Securities sold under agreements to repurchase                                                   423,068        407,851
Other liabilities                                                                                  7,344          6,141
                                                                                             -----------    -----------
  Total liabilities                                                                            1,874,022      1,831,919
                                                                                             -----------    -----------

Guaranteed preferred beneficial interest in Company's subordinated debt                           57,327         57,838

SHAREHOLDERS' EQUITY
Preferred stock, none issued                                                                           -              -
Common stock, $1 par value, 25,000,000 shares authorized,
  issued and outstanding: 10,086,537 in 2000; and 10,080,202 in 1999                              10,087         10,080
Surplus                                                                                          105,841        105,798
Retained earnings                                                                                 11,285         13,170
Accumulated other comprehensive loss                                                             (25,169)       (27,516)
Treasury stock at cost, 373,901 shares in 2000; and 901,951 shares in 1999                        (4,259)       (10,428)
                                                                                             -----------    -----------
  Total shareholders' equity                                                                      97,785         91,104
                                                                                             -----------    -----------

TOTAL                                                                                        $ 2,029,134    $ 1,980,861
                                                                                             ===========    ===========

--------------------------------------------------------------------------------
    See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                For the Three Months           For the Six Months
                                                                    Ended June 30,                Ended June 30,
                                                             --------------------------    --------------------------
                                                                 2000           1999           2000           1999
                                                             -----------    -----------    -----------    -----------
                                                                 (Dollars in thousands, except per share amounts)
                                                                                   (Unaudited)
INTEREST INCOME:
  Interest and fees on loans                                 $    22,586    $    15,955    $    43,224    $    31,108
  Interest on taxable investment securities                       13,431          8,648         27,271         17,654
  Interest on non-taxable investment securities                      682            557          1,397          1,101
  Interest on restricted equity investments                          771            469          1,537            933
  Interest on federal funds sold                                      45             24             60            125
                                                             -----------    -----------    -----------    -----------
    Total interest income                                         37,515         25,653         73,489         50,921
                                                             -----------    -----------    -----------    -----------
INTEREST EXPENSE:
  Interest on deposits                                            12,550          7,991         24,024         15,944
  Interest on short-term borrowed funds                            8,116          4,122         15,961          8,246
  Interest on guaranteed preferred beneficial interest
    in Company's subordinated debt                                 1,359          1,392          2,718          2,784
                                                             -----------    -----------    -----------    -----------
    Total interest expense                                        22,025         13,505         42,703         26,974
                                                             -----------    -----------    -----------    -----------
    Net interest income                                           15,490         12,148         30,786         23,947

PROVISION FOR LOAN  LOSSES                                           585            520          1,370          1,186
                                                             -----------    -----------    -----------    -----------
    Net interest income after provision for loan losses           14,905         11,628         29,416         22,761
                                                             -----------    -----------    -----------    -----------
OTHER INCOME:
  Service charges on deposit accounts                              1,229          1,128          2,534          2,276
  Income from mortgage banking operations                                           739            110          1,432
  Other service charges                                               38             31             71             58
  (Loss) gain on sale of bank properties and equipment                (8)             5             (3)            10
  Gain on sale of loans                                                4                             9             12
  Gain (loss) on sale of investment securities                                       29             (2)            78
  Other                                                              591            639          1,406          1,031
                                                             -----------    -----------    -----------    -----------
    Total other income                                             1,854          2,571          4,125          4,897
                                                             -----------    -----------    -----------    -----------
OTHER EXPENSES:
  Salaries and employee benefits                                   6,031          4,619         11,802          9,218
  Occupancy expense                                                1,772          1,296          3,366          2,465
  Equipment expense                                                1,201            919          2,503          1,624
  Data processing expense                                            788            751          1,592          1,497
  Amortization of excess of cost over fair value of assets
     acquired                                                      1,971          1,483          3,940          2,952
  Other                                                            2,857          1,612          4,918          3,022
                                                             -----------    -----------    -----------    -----------
    Total other expenses                                          14,620         10,680         28,121         20,778
                                                             -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                                         2,139          3,519          5,420          6,880
INCOME TAXES                                                         564          1,068          1,533          2,033
                                                             -----------    -----------    -----------    -----------
NET INCOME                                                   $     1,575    $     2,451    $     3,887    $     4,847
                                                             ===========    ===========    ===========    ===========
Basic earnings per share                                     $      0.16    $      0.31    $      0.40    $      0.61
                                                             ===========    ===========    ===========    ===========
Diluted earnings per share                                   $      0.16    $      0.28    $      0.40    $      0.56
                                                             ===========    ===========    ===========    ===========
Weighted average shares - basic                                9,700,470      7,942,513      9,670,370      7,933,836
                                                             ===========    ===========    ===========    ===========
Weighted average shares - diluted                              9,811,365      8,689,517      9,831,790      8,660,999
                                                             ===========    ===========    ===========    ===========

-------------------------------------------------------------------
     See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the Six Months
                                                                                             Ended June 30,
                                                                                         ----------------------
                                                                                              2000       1999
                                                                                           --------    --------
                                                                                             (In thousands)
                                                                                               (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                               $  3,887    $  4,847
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                 1,370       1,186
    Provision for losses on real estate owned                                                    56          23
    Depreciation and amortization                                                             1,359       1,026
    Amortization of excess cost over fair value of assets acquired                            3,940       2,952
    Gain on sale of loans                                                                        (9)        (12)
    Proceeds from sale of loans held for sale                                                   731         676
    Loss (gain) on sale of investment securities available for sale                               2         (78)
    Loss (gain) on sale of bank properties and equipment                                          3         (10)
    Write-down of book value of properties and equipment                                        300
    Deferred income taxes                                                                    (1,090)       (774)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                            (1,581)       (627)
      Other assets                                                                              401        (609)
      Other liabilities                                                                       1,203      (8,569)
                                                                                           --------    --------
        Net cash provided by operating activities                                            10,572          31
                                                                                           --------    --------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                                 (63,956)
  Purchases of mortgage-backed securities available for sale                                            (36,183)
  Proceeds from the redemption of restricted equity securities                               14,551
  Proceeds from maturities of investment securities available for sale                        5,438      17,038
  Proceeds from maturities of mortgage-backed securities available for sale                  11,026      75,143
  Proceeds from sale of investment securities available for sale                              3,139      10,576
  Net increase in loans                                                                     (79,994)    (87,012)
  Increase in loans resulting from branch acquisitions                                                      (20)
  Purchase of bank properties and equipment                                                  (1,319)     (1,632)
  Increase in bank properties and equipment resulting from branch acquisitions                             (177)
  Proceeds from the sale of bank properties and equipment                                       841          26
  Repurchases of guaranteed preferred beneficial interest in Company's subordinated debt       (511)        (55)
  Excess of cost over fair value of branch assets acquired                                                 (660)
  Purchase price adjustment of branch assets acquired                                                        71
  Proceeds from sale of real estate owned                                                       321          62
                                                                                           --------    --------
        Net cash used in investing activities                                               (46,508)    (86,779)
                                                                                           --------    --------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                   67,425      14,729
  Increase in deposits resulting from branch acquisitions                                                15,810
  Net (repayments) advances  under line of credit and repurchase agreements                 (26,525)     24,587
  Payments for fractional interests resulting from stock dividend                               (17)         (3)
  Treasury stock purchased                                                                                 (365)
  Proceeds from issuance of common stock                                                        464         151
                                                                                           --------    --------
        Net cash provided by financing activities                                            41,347      54,909
                                                                                           --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          5,411     (31,839)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               69,425      89,516
                                                                                           --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 74,836    $ 57,677
                                                                                           ========    ========

--------------------------------------------------------------------------------

                 See notes to consolidated financial statements

SUN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All June 30, 2000 and June 30, 1999 dollar and share amounts presented below are unaudited)


(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The audited and unaudited consolidated financial statements contained herein for Sun Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Sun Capital Trust ("Sun Trust I"), Sun Capital Trust II ("Sun Trust II"), Sun National Bank, Delaware ("Sun Delaware"), Sun National Bank ("Sun"), Sun Mortgage Company, and Sun's wholly-owned subsidiary Med-Vine, Inc. All significant intercompany balances and transactions have been eliminated.

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 1999. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000 or any other period.


(2)      Loans

         The components of loans as of June 30, 2000 and December 31, 1999 were as follows:

                                            June 30, 2000      December 31, 1999
                                            -------------      -----------------
                                                       (In thousands)

         Commercial and industrial               $823,632              $750,707
         Real estate-residential mortgages         77,522                79,605
         Installment                               87,135                79,081
                                                 --------              --------
           Total gross loans                      988,289               909,393
         Allowance for loan losses                 (9,854)               (8,722)
                                                 --------              --------
           Net Loans                             $978,435              $900,671
                                                 ========              ========

         Non-accrual loans                       $  3,187              $  2,580

(3)      Allowance For Loan Losses

         Changes in the allowance for loan losses were as follows:

                                            For the six month
                                              period ended    For the year ended
                                              June 30, 2000   December 31, 1999
                                              -------------   ------------------
                                                     (In thousands)

         Balance, beginning of period             $8,722             $7,143
         Charge-offs                               ( 255)              (536)
         Recoveries                                   17                 26
                                                  ------             ------
           Net charge-offs                         ( 238)             ( 510)
         Provision for loan losses                 1,370              2,089
                                                  ------             ------
         Balance, end of period                   $9,854             $8,722
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                           June 30, 2000       December 31, 1999
                                                           -------------       -----------------
                                                                      (In thousands)

         Impaired loans with related reserve for loan
           losses calculated under SFAS No. 114                     --                     --
         Impaired loans with no related reserve for loan
           losses calculated under SFAS No. 114                  $ 424                 $ 1,251
                                                                 -----                 -------
         Total impaired loans                                    $ 424                 $ 1,251
                                                                 =====                 =======

                                                                        For the six
                                                                     months ended June    For the year ended
                                                                          30, 2000         December 31, 1999
                                                                          --------         -----------------

         Average impaired loans                                             $ 522                $ 1,025
         Interest income recognized on impaired loans                       $  16                  $  32
         Cash basis interest income recognized on impaired loans            $  16                  $  32


(4)      Deposits

         Deposits consist of the following major classifications:

                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------
                                                      (In thousands)

         Demand deposits                          $598,524         $ 526,810
         Savings deposits                          135,705           153,841
         Time certificates under $100,000          442,000           421,475
         Time certificates $100,000 or more        182,522           189,200
                                                ----------       -----------
           Total                                $1,358,751       $ 1,291,326
                                                ==========       ===========

         Of  the  total  demand   deposits,   approximately,   $257,376,000  and
         $231,688,000 are non-interest bearing at June 30, 2000 and December 31, 1999, respectively.


(5)      Other Comprehensive Income

         The Company classifies items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Other comprehensive income (losses) for the three-month periods ended June 30, 2000 and 1999 amounted to ($199,000) and ($8,392,000), respectively. Other comprehensive income (losses) for the six-month periods ended June 30, 2000 and 1999 amounted to $2,347,000 and ($12,757,000), respectively.

(6)      Earnings Per Share

         Basic earnings per share is computed by dividing income available to shareholders (net income), by the weighted average number of shares of common stock net of treasury shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock net of treasury shares outstanding increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the stock options (treasury stock method) along with the assumed tax benefit from the exercise of non-qualified stock options. These purchases were assumed to have been made at the average market price of the common stock, which is based on the average price received on common shares sold. Retroactive recognition has been given to common stock outstanding and potential common shares for periods prior to the date of the Company's stock dividends. In May 2000 the Company declared a 5% stock dividend for which treasury shares were reissued resulting in offsetting decreases in treasury stock and retained earnings of $5.2 million.


                                                                     For the                  For the
                                                                   Three Months              Six Months
                                                                  Ended June 30,           Ended June 30,
                                                                  --------------           --------------
(Dollars in thousands, except per share amounts)                 2000       1999          2000         1999
                                                                 ----       ----          ----         ----

Net income                                                      $ 1,575    $ 2,451       $ 3,887      $ 4,847

Dilutive stock options outstanding                              848,497  1,331,339       914,872    1,327,480
Average exercise price per share                                  $4.65      $6.65         $4.77        $6.62
Average market price - diluted basis                              $6.57     $17.86         $7.02       $17.26

Average common shares outstanding                             9,700,470  7,942,513     9,670,370    7,933,836
Increase in shares due to exercise of options -
diluted basis                                                   110,895    747,004       161,420      727,163
                                                              ---------  ---------     ---------    ---------
Adjusted shares outstanding - diluted                         9,811,365  8,689,517     9,831,790    8,660,999

Net income per share - basic                                      $0.16      $0.31         $0.40        $0.61
Net income per share - diluted                                    $0.16      $0.28         $0.40        $0.56


(7)      Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt

         The sole asset of Sun Trust I is $28,750,000 principal amount of 9.85% Junior Subordinated Debentures issued by the Company that mature on March 31, 2027. At June 30, 2000 and December 31, 1999, the Company had repurchased 28,400 shares and 17,100 shares, respectively.

         The sole asset of Sun Trust II is $29,900,000 principal amount of 8.875% Junior Subordinated Debentures issued by the Company that mature on December 31, 2028. At June 30, 2000 and December 31, 1999, the Company had repurchased 61,300 shares and 38,500 shares, respectively.

THE  COMPANY  MAY  FROM  TIME  TO TIME  MAKE  WRITTEN  OR ORAL  "FORWARD-LOOKING
STATEMENTS,"  INCLUDING  STATEMENTS  CONTAINED IN THE COMPANY'S FILINGS WITH THE
SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS QUARTERLY REPORT ON FORM 10-Q), IN ITS REPORTS TO SHAREHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) EXPECTED COST SAVINGS FROM ACQUISITIONS NOT BEING FULLY REALIZED OR REALIZED WITHIN EXPECTED TIME FRAMES; (2) REVENUES FOLLOWING THE ACQUISITIONS BEING LOWER THAN EXPECTED;
(3) A SIGNIFICANT INCREASE IN COMPETITIVE PRESSURES AMONG DEPOSITORY AND OTHER FINANCIAL INSTITUTIONS; (4) COSTS OR DIFFICULTIES RELATED TO THE INTEGRATION OF ACQUIRED BUSINESSES BEING GREATER THAN EXPECTED; (5) CHANGES IN THE INTEREST RATE ENVIRONMENT RESULTING IN REDUCED MARGINS; (6) GENERAL ECONOMIC OR BUSINESS CONDITIONS, EITHER NATIONALLY OR IN THE STATES IN WHICH THE COMPANY DOES BUSINESS, BEING LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY OR A REDUCED DEMAND FOR CREDIT; (7) LEGISLATIVE OR REGULATORY CHANGES ADVERSELY AFFECTING THE BUSINESSES IN WHICH THE COMPANY IS ENGAGED; (8) CHANGES IN THE SECURITIES MARKETS; AND (9) CHANGES IN THE BANKING INDUSTRY INCLUDING THE EFFECTS OF CONSOLIDATION RESULTING FROM POSSIBLE MERGERS OF FINANCIAL INSTITUTIONS.

THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Total assets at June 30, 2000 increased by $48.3 million to $2.03 billion as compared to $1.98 billion at December 31, 1999. The increase was primarily due to an increase in net loans of $77.8 million and in cash and due from banks of $5.4 million offset by a decrease in investment securities available for sale of $16.3 million and restricted equity investments of $14.6 million. Also offsetting the increase was a $3.9 million decrease in excess of cost over fair value of assets acquired.

         Investment securities available for sale decreased $16.3 million, from $834.7 million at December 31, 1999 to $818.4 million at June 30, 2000. The decrease was primarily the result of principal repayments and maturities offset by a decrease in unrealized losses of $2,347,000.

         Net loans at June 30, 2000 amounted to $978.4 million, an increase of $77.7 million from $900.7 million at December 31, 1999. The increase was primarily from increased originations of commercial and industrial loans. The ratio of non-performing assets to total loans and real estate owned at June 30, 2000 was 0.60% compared to 0.54% at December 31, 1999. The increase in this ratio was the result of three financial service centers transferred to real estate owned in June 2000. The ratio of allowance for loan losses to total non-performing loans was 226.74% at June 30, 2000 compared to 199.05% at December 31, 1999. The increase in this ratio was the result of a higher level of allowance for loan losses and a lower amount of non-performing loans at June 30, 2000. The ratio of allowance for loan losses to total loans was 1.00% at June 30, 2000 compared to 0.96% at December 31, 1999.

         Restricted equity investments decreased $14.6 million from $44.8 million at December 31, 1999 to $30.2 million at June 30, 2000. The decrease was the result of the redemption of Federal Home Loan Bank (FHLB) Stock in accordance with a decrease in the Company's borrowings at the FHLB.

         Excess of cost over fair value of assets acquired decreased $3.9 million from $60.7 million at December 31, 1999 to $56.8 million at June 30, 2000. The decrease was a result of scheduled amortization.

         Total liabilities at June 30, 2000 amounted to $1.87 billion compared to $1.83 billion at December 31, 1999, an increase of $42.1 million.

         Total deposits amounted to $1.36 billion at June 30, 2000, a $67.4 million increase over December 31, 1999 deposits of $1.29 billion. The increase was primarily due to an increase in demand deposits of $71.7 million from $526.8 million at December 31, 1999 to $598.5 million at June 30, 2000 and an increase of $13.8 million in time deposits from $610.7 million at December 31, 1999 to $624.5 million at June 30, 2000. The increase was offset by a decrease in savings deposits of $18.1 million from $153.8 million at December 31, 1999 to $135.7 million at June 30, 2000.

         Advances from the Federal Home Loan Bank amounted to $79.2 million at June 30, 2000 compared to $119.7 million at December 31, 1999, a decrease of $40.5 million. Federal funds purchased at June 30, 2000 amounted to $4.5 million compared to $5.7 million at December 31, 1999. Decreases in borrowings were primarily due to improved liquidity management.

         Securities sold under agreements to repurchase amounted to $423.1 million at June 30, 2000 compared to $407.9 million at December 31, 1999, an increase of $15.2 million. The increase represented increased customer repurchase agreements resulting from the continued growth from the Company's cash management program.

         Total shareholders' equity grew by $6.7 million, from $91.1 million at December 31, 1999, to $97.8 million at June 30, 2000. The increase was primarily the result of current year earnings amounting to $3.9 million augmented by a $2.3 million improvement in accumulated other comprehensive income. In May 2000, the Company declared a 5% stock dividend for which treasury shares were reissued resulting in offsetting decreases in treasury stock and retained earnings of $5.2 million.

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

         The Company continues to experience a strong loan demand and is closely monitoring loan growth for the remainder of the current fiscal year.
Historically, management has demonstrated the ability to meet this increased need for funds by attracting higher levels of deposits, engaging in repurchase agreements, raising capital and utilizing its lines of credit with other financial institutions. It also has the ability to liquidate portions of its investment portfolio and sell or participate loans to other institutions.

         The increase of commercial loans has the effect of increasing the level of risk-based assets and thus lowering the Company's risk-based capital ratios. In general, commercial loans are categorized as having a 100% risk weighting using the calculations required by the Company's regulators. Through its capital planning, the Company regularly evaluates the growth rate of commercial loans in light of the internal growth rate of capital.

         Under approved lending decisions, the Company had commitments to lend additional funds totaling approximately $253,796,000 at June 30, 2000. In the normal course of business, the Company also has various commitments and contingent liabilities, such as customers' letters of credit (including standby letters of credit of $21,809,000) at June 30, 2000.

         It is the Company's intent to maintain adequate levels of risk-based capital. Management monitors the Company's capital levels, and when appropriate, will recommend additional capital raising efforts to the Company's board of directors.



Comparison  of  Operating  Results for the Three  Months Ended June 30, 2000 and
1999.

         General. Net income decreased by $876,000 for the three months ended June 30, 2000 to $1.6 million from $2.4 million for the three months ended June 30, 1999. Included in the net income for the three months ended June 30, 2000 is an after tax charge of approximately $900,000 for a write-down of non-credit related assets. Net interest income increased $3.3 million and the provision for loan losses increased $65,000 for the three months ended June 30, 2000 compared to the same period in 1999. Other income decreased by $717,000 to $1.85 million for the three months ended June 30, 2000 as compared to $2.57 million for the three months ended June 30, 1999. Other expenses increased by $3.9 million to $14.6 million for the three months ended June 30, 2000 as compared to $10.7 million for the three months ended June 30, 1999.

         On September 9, 1999, the Company purchased fourteen New Jersey branch offices from First Union National Bank. The Company acquired approximately $230 million of branch deposits and $2.6 million in branch cash. The Company paid a premium of approximately $23.7 million, which is being amortized over 12 years.

         Net Interest Income. The increase in net interest income (on a tax-equivalent basis) was due to a $11.9 million increase in interest income (on a tax-equivalent basis) partially offset by a $8.5 million increase in interest expense.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances. Dollar amounts are in thousands.

                                                At or for the three months ended          At or for the three months ended
                                                        June 30, 2000                             June 30, 1999
                                               ---------------------------------         --------------------------------
                                                    Average                Average            Average               Average
                                                    Balance   Interest  Yield/Cost            Balance  Interest  Yield/Cost
                                                    -------   --------  ----------            -------  --------  ----------
Interest-earning assets:
     Loans receivable (1)                        $  996,606   $ 22,586     9.07 %           $ 752,243  $ 15,955     8.48 %
     Investment securities (2)                      907,377     15,219     6.71               640,791     9,954     6.21
     Federal funds sold                               2,921         45     6.16                 2,007        24     4.78
                                                 ----------   --------                     ----------  --------
         Total interest-earning assets            1,906,904     37,850     7.94             1,395,041    25,933     7.44

     Non-interest-earning assets                    140,384                                   124,835
                                                 ----------                                ---------
         Total assets                            $2,047,288                                $1,519,876
                                                 ==========                                ==========
Interest-bearing liabilities:
     Interest-bearing deposit accounts           $1,118,287     12,550     4.49 %          $  824,040      7,991    3.88 %
     Borrowed money                                 525,380      8,116     6.18               344,588      4,122    4.78
     Guaranteed preferred beneficial interest
         in Company's subordinated debt              57,327      1,359     9.48                58,595      1,392    9.51
                                                 ----------   --------                     ----------  ---------
         Total interest-bearing liabilities       1,700,994     22,025     5.18             1,227,223     13,505    4.40

Non-interest-bearing liabilities                    252,876                                   216,572
                                                 ----------                                ----------
         Total liabilities                        1,953,870                                 1,443,795

Shareholders' equity                                 93,418                                    76,081
                                                 ----------                                ---------
         Total liabilities and stockholders      $2,047,288                                $1,519,876
                                                 ==========                                ==========

Net interest income                                           $ 15,825                                  $12,428
                                                              ========                                  =======
Interest rate spread (3)                                                   2.76 %                                   3.04 %
                                                                           ====                                     ====
Net yield on interest earning assets (4)                                   3.32 %                                   3.56 %
                                                                           ====                                     ====
Ratio of average interest-earning assets
     to average interest-bearing liabilities                             112.11 %                                 113.67 %
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

       Net interest income (on a tax-equivalent basis) increased $3.4 million or 27.3% to $15.8 million for the three months ended June 30, 2000 compared to $12.4 million for the same period 1999. The increase is due primarily to the growth of average interest-earning assets from $1.4 billion at June 30, 1999 to $1.9 billion at June 30, 2000 with an increase in yield of 50 basis points. Offsetting the increase in asset yield was an increase in interest bearing liabilities cost of funds of 78 basis points which accounted for a decrease in the interest rate spread from 3.04% for the three months ended June 30, 1999 to 2.76% for the same period 2000. A change in the mix of interest-earning assets and interest-bearing liabilities had a slightly negative impact on the net interest margin, which declined 24 basis points to 3.32% for the June 30, 2000.

         The increase in average interest-earning assets of $511.9 million reflects an increase of $244.4 million in average loans and $266.6 million in average investment securities. These assets were funded by an increase of $473.8 million of average interest-bearing liabilities and an increase of $36.3 million of average non-interest bearing liabilities. The increase in interest-bearing and non-interest bearing liabilities reflects the September 1999 acquisition of branches and deposits from First Union, the growth of deposits at existing financial service centers, the opening of new financial service centers and increases in borrowings.

         The decrease in interest rate spread for the three months ended June 30, 2000, compared to the same period in 1999, was primarily due to a higher cost of funds on interest-bearing deposit accounts and borrowed money. The cost of funds on interest-bearing deposit accounts increased 61 basis points from 3.88% for the three months ended June 30, 1999 to 4.49% for the same period in 2000 as a result of an increase in interest rates on core deposits and an increase in higher yielding time deposits. The cost of funds on borrowed money increased 140 basis points from 4.78% for the three months ended June 30, 1999 to 6.18% for the same period in 2000.

         The increase in the average yield on loans for the three months ended June 30, 2000 compared to the same period in 1999 reflects a increase in interest on loans resulting from the gradual raising of the prime rate from 8.0% at June 30, 1999 to 9.5% at June 30, 2000. The increase in the average yield on investment securities was due primarily to increases in LIBOR and additional securities purchased yielding higher interest rates.

         Provision for Loan Losses. For the three months ended June 30, 2000, the provision for loan losses amounted to $585,000, an increase of $ 65,000, compared to $520,000 for the same period in 1999. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Other Income. Other income decreased $717,000 for the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999. In most part, the decrease was a result of the closing of Sun Mortgage Company in February 2000. There was no other income from mortgage banking activities for the three month period ended June 30, 2000 compared to $738,000 for the same period in 1999. This decease was offset by an increase in service charges on deposit accounts.

         Other Expenses. Other expenses increased approximately $3.9 million, to $14.6 million for the three months ended June 30, 2000 as compared to $10.7 million for the same period in 1999. Of the increase, $1.4 million was in salaries and employee benefits, $476,000 was in occupancy expense, $487,000 was in amortization of excess of cost over fair value of assets acquired and $1.2 million was in other miscellaneous expenses. Of these miscellaneous expenses, $350,000 is attributable to a provision for other real estate and approximately $250,000 represented the net charge-offs of various non-credit assets during the second quarter ended June 30, 2000. The remaining increase in other expenses reflects the Company's continued commitment to support its expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review and other support departments. The increase in occupancy expense was the result of internal growth and the effect of the Company's acquisitions.

         Income Taxes. Applicable income taxes decreased $504,000 for the three months ended June 30, 2000 as compared to the same period in 1999.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999.

         General. Net income decreased by $1.0 million for the six months ended June 30, 2000 to $3.9 million from $4.9 million for the six months ended June 30, 1999. Net interest income increased $6.9 million and the provision for loan losses increased $184,000 for the six months ended June 30, 2000 compared to the same period in 1999. Other income decreased by $772,000 to $4.1 million for the six months ended June 30, 2000 as compared to $4.9 million for the six months ended June 30, 1999. Other expenses increased by $7.3 million to $28.1 million for the six months ended June 30, 2000 as compared to $20.8 million for the six months ended June 30, 1999. The return on average assets for the six months ended June 30, 2000 and 1999 were 0.38% and 0.64%, respectively. The return on average equity for the six months ended June 30, 2000 and 1999 were 8.49% and 12.60%, respectively.

         Net Interest Income. The increase in net interest income (on a tax-equivalent basis) was due to a $22.7 million increase in interest income (on a tax-equivalent basis) partially offset by a $15.7 million increase in interest expense.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances. Dollar amounts are in thousands


                                                    At or for the six months ended            At or for the six months ended
                                                          June 30, 2000                            June 30, 1999
                                                   --------------------------------          -------------------------------
                                                    Average                Average            Average               Average
                                                    Balance   Interest  Yield/Cost            Balance  Interest  Yield/Cost
                                                    -------   --------  ----------            -------  --------  ----------
Interest-earning assets:
     Loans receivable (1)                        $  967,931   $ 43,224     8.93 %          $  732,029  $ 31,108     8.50 %
     Investment securities (2)                      913,133     30,925     6.77               649,012    20,243     6.24
     Federal funds sold                               2,005         60     5.98                 5,962       125     4.19
                                                 ----------   --------                      ---------  --------
         Total interest-earning assets            1,883,069     74,209     7.88             1,387,003    51,476     7.42

     Non-interest-earning assets                    140,969                                   124,970
                                                 ----------                                ----------
         Total assets                            $2,024,038                                $1,511,973
                                                 ==========                                ==========

Interest-bearing liabilities:
     Interest-bearing deposit accounts           $1,095,349     24,024     4.39 %          $  822,119    15,944     3.88 %
     Borrowed money                                 532,369     15,961     6.00               341,681     8,246     4.83
     Guaranteed preferred beneficial interest
         in Company's subordinated debt              57,362      2,718     9.48                58,604     2,784     9.50
                                                 ----------   --------                     ----------  --------
         Total interest-bearing liabilities       1,685,080     42,703     5.07             1,222,404    26,974     4.41

Non-interest-bearing liabilities                    247,363                                   212,642
                                                 ----------                                ----------
         Total liabilities                        1,932,442                                 1,435,046

Shareholders' equity                                 91,595                                    76,927
                                                 ----------                                ----------
         Total liabilities and stockholders
         equity                                  $2,024,038                                $1,511,973
                                                 ==========                                ==========

Net interest income                                          $ 31,506                                  $ 24,502
                                                             ========                                  ========
Interest rate spread (3)                                                   2.81 %                                   3.01 %
                                                                           ====                                     ====
Net yield on interest earning assets (4)                                   3.35 %                                   3.53 %
                                                                           ====                                     ====

Ratio of average interest-earning assets
     to average interest-bearing liabilities                             111.75 %                                 113.47 %
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

         Net interest income (on a tax-equivalent basis) increased $7.0 million or 28.6% to $31.5 million for the six months ended June 30, 2000 compared to $24.5 million for the same period in 1999. The increase is due primarily to the growth of average interest-earning assets from $1.4 billion at June 30, 1999 to $1.9 billion at June 30, 2000, with an increase in yield of 46 basis points. Offsetting the increase in asset yield was an increase in interest bearing liabilities cost of funds of 66 basis points which accounted for a decrease in the interest rate spread from 3.01% for the three months ended June 30, 1999 to 2.81% for the same period in 2000. A change in the mix of interest-earning assets and interest-bearing liabilities had a slightly negative impact on the net interest margin, which declined 18 basis points to 3.35% for the six months ended June 30, 2000.


         The increase in average interest-earning assets of $496.0 million reflects an increase of $235.9 million in average loans and $264.1 million in average investment securities. These assets were funded by an increase of $462.7 million of average interest-bearing and non-interest bearing liabilities and an increase of $34.7 million of average non-interest bearing liabilities. The increase in interest-bearing liabilities reflects the September 1999 acquisition of branches and deposits from First Union, the growth of deposits at existing financial service centers, the opening of new financial service centers and increases in borrowings.

         The decrease in interest rate spread for the six months ended June 30, 2000, compared to the same period 1999, was primarily due to a higher cost of funds on interest-bearing deposit accounts and borrowed money. The cost of funds on interest-bearing deposit accounts increased 51 basis points from 3.88% for the six months ended June 30, 1999 to 4.39% for the same period in 2000 as a result of an increase in interest rates on core deposits and an increase in higher yielding time deposits. The cost of funds on borrowed money increased 117 basis points from 4.83% for the six months ended June 30, 1999 to 6.00% for the same period in 2000.

         The increase in the average yield on loans for the six months ended June 30, 2000 compared to the same period 1999 reflects a increase in interest on loans resulting from the raising of the gradual prime rate from 8.0% at June 30, 1999 to 9.5% at June 30, 2000. The increase in the average yield on investment securities was due primarily to increases in LIBOR and additional securities purchased yielding higher interest rates.

         Provision for Loan Losses. For the six months ended June 30, 2000, the provision for loan losses amounted to $1.4 million, an increase of $184,000, compared to $1.2 million for the same period in 1999. The increase in the provision for loan losses was due to higher levels of loans outstanding. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Other Income. Other income decreased $772,000 for the six-month period ended June 30, 2000 compared to the same period in 1999. In most part, the decrease was a result of the closing of Sun Mortgage Company in February 2000. There was income of $110,000 from mortgage banking activities for the six month period ended June 30, 2000 compared to income of $1.4 million for the same period in 1999. This decrease was offset by an increase in service charges on deposit accounts.

         Other Expenses. Other expenses increased approximately $7.3 million, to $28.1 million for the six months ended June 30, 2000 as compared to $20.8 million for the same period 1999. Of the increase, $2.6 million was in salaries and employee benefits, $900,000 was in occupancy expense, $1.0 million was in amortization of excess of cost over fair value of assets acquired and $1.7 million was in miscellaneous expenses. Of these miscellaneous expenses $350,000 was attributable to a provision for other real estate and approximately $250,000 represented the net charge-offs of various non-credit assets during the second quarter ended June 30, 2000. The remaining increase in other expenses reflects the Company's commitment to support its expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review, compliance and other support departments. The increase in occupancy, equipment professional fees and services and data processing expenses were the result of internal growth and the effect of the Company's acquisitions.

         Income Taxes. Applicable income taxes decreased $500,000 for the six months ended June 30, 2000 as compared to the same period in 1999. The decrease resulted from lower pre-tax earnings.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

         The Company's exposure to interest rate risk results from the difference in maturities or repricing characteristics on interest-bearing liabilities and interest-earning assets and the volatility of interest rates. Because the Company's assets have a longer maturity or repricing dates than its liabilities, the Company's earnings will tend to be negatively affected during periods of rising interest rates. Conversely, this mismatch should benefit the Company during periods of declining interest rates. Management monitors the relationship between the interest rate sensitivity of the Company's assets and liabilities. In this regard, the Company emphasizes the origination of short-term commercial loans and revolving home equity loans and de-emphasizes the origination of long-term mortgage loans and is also directing its retail deposit marketing for longer term deposits of 2 - 3 years.

Gap Analysis

         Banks have become increasingly concerned with the extent to which they are able to match the maturities or repricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring a bank's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that same time period. On a monthly basis, the Company monitors its gap, primarily its six-month and one-year maturities and works to maintain its gap within a range that does not exceed a negative 25% of total assets. The Company attempts to maintain its ratio of rate-sensitive assets to rate-sensitive liabilities between 75% to 125%.

         The Asset/Liability Committee of the Banks' Board of Directors monitors the gap position and interest rate risk. The Banks use simulation models to measure the impact of potential changes of up to 200 basis points in interest rates on the net interest income of the Company. Sudden changes to interest rates should not have a material impact to the Company's results of operations. Should the Banks experience a positive or negative mismatch in excess of the approved range, the Company has a number of remedial options. It has the ability to reposition its investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. It can attract variable- or fixed-rate loan products as appropriate. It can also price deposit products to attract deposits with maturity characteristics that can lower its exposure to interest rate risk. Management of the Company may also consider employing hedging and/or derivative instruments within defined limits to manage its interest rate risk.

         At June 30, 2000, the Company had a negative position with respect to its exposure to interest rate risk: total interest-earning liabilities maturing or repricing within one year exceeded total interest-bearing assets maturing or repricing during the same period by $242.2 million. This represents a negative cumulative one-year gap ratio of 11.94%. As a result, the yield on interest-earning assets of the Company should adjust to changes in interest rates at a slightly slower rate than the cost of interest-bearing liabilities.

         The following table summarizes the maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2000. All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility resulting in insignificant changes to levels of core deposits and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits into categories noted below. Management's allocation is based on the estimated effective duration.

                                                                    Maturity/Repricing Time Periods
                                                                         (Amounts in Thousands)
                                       0 - 3 Months      4 - 12 Months        1 - 5 Years        Over 5 Years          Total
                                     -----------------  -----------------  ------------------  -----------------  -----------------

Loans receivable                              344,798             86,516        $    397,204          $ 159,771          $ 988,289
Investment securities                         397,455             42,300              65,956            381,083            886,794
Federal funds sold
                                     -----------------  -----------------  ------------------  -----------------  -----------------
  Total interest-earning assets               742,253            128,816             463,160            540,854          1,875,083
                                     -----------------  -----------------  ------------------  -----------------  -----------------

Interest-bearing demand deposits              106,868             25,094             144,866             64,320            341,148
Savings deposits                                3,095              9,374              52,250             70,986            135,705
Time certificates                             207,043            277,913             135,946              3,620            624,522

Federal Home Loan Bank advances                55,032                101              20,617              3,449             79,199
Federal funds purchased                         4,500                                                                        4,500
Loan payable                                    1,160                                                                        1,160
Securities sold under agreements
  to repurchase                               423,068                                                                      423,068
                                     -----------------  -----------------  ------------------  -----------------  -----------------
  Total interest-bearing liabilities          800,766            312,482             353,679            142,375          1,609,302
                                     -----------------  -----------------  ------------------  -----------------  -----------------

Periodic Gap                             $    (58,513)       $  (183,666)         $  109,481          $ 398,479         $  265,781
                                     =================  =================  ==================  =================  =================

Cumulative Gap                           $    (58,513)       $  (242,179)         $ (132,698)         $ 265,781
                                     =================  =================  ==================  =================

Cumulative Gap Ratio                            -2.88%            -11.94%              -6.54%             13.10%
                                     =================  =================  ==================  =================

                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings

         The Company is not engaged in any legal proceedings of a material nature at June 30, 2000. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2   Changes in Securities and Use of Proceeds

         Not applicable


Item 3   Defaults upon Senior Securities

         Not applicable


Item 4   Submission of Matters to a Vote of Security Holders

         The annual meeting of the shareholders of the Company was held on May 18, 2000 and the following matters were voted on:

Proposal 1.  Election of directors
                                              FOR               WITHHELD
                                              ---               --------
         Bernard A. Brown                   8,300,342            223,269
         Ike Brown                          8,300,342            223,269
         Jeffrey S. Brown                   8,300,342            223,269
         Sidney R. Brown                    8,300,342            223,269
         Peter Galetto, Jr.                 8,300,342            223,269
         Philip W. Koebig, III              8,300,342            223,269
         Anne E. Koons                      8,300,342            223,269

Proposal 2. Ratification of the amendment to the Sun Bancorp, Inc. 1997 Stock Option Plan

         FOR:                               8,447,354
         AGAINST:                             413,448
         ABSTAIN:                              74,536

Item 5   Other Information

         Not applicable


Item 6   Exhibits and Reports on Form 8-K

         (a)      27       Financial Data Schedule (electronic filing only)

         (b) The following current reports on Form 8-K were filed during the quarter ended June 30, 2000:
                           None

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date August 11, 2000                       Sun Bancorp, Inc.
                                           -------------------------------------
                                           (Registrant)




                                           /s/ Philip W. Koebig, III
                                           -------------------------------------
                                           Philip W. Koebig, III
                                           President and Chief Executive Officer





Date August 11, 2000                       /s/ Dan. A. Chila
                                           -------------------------------------
                                           Dan A. Chila
                                           Executive Vice President and
                                           Chief Financial Officer