Form 10-Q
period 2000-09-30
SUN BANCORP INC /NJ/
filed 2000-11-14
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
                                 ------------------

                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

Commission file number                   0 - 20957                            .
                          ----------------------------------------------------



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
Yes      X       No
     ----------     --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock        10,086,537              November 10, 2000
-----------------------------        ----------              ------------------
         Class                 Number of shares outstanding         Date

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       September 30,    December 31,
                                                                                            2000             1999
                                                                                            ----             ----
                                                                                        (Dollars in thousands)
                                                                                         (Unaudited)
ASSETS

Cash and due from banks                                                                 $    69,776      $    69,425
Federal funds sold                                                                            3,500                -
                                                                                        -----------      -----------
  Cash and cash equivalents                                                                  73,276           69,425
Investment securities available for sale (amortized cost -
  $854,193; 2000 and $876,368; 1999)                                                        829,191          834,677
Loans receivable (net of allowance for loan losses -
  $10,293; 2000 and $8,722; 1999)                                                         1,002,459          900,671
Restricted equity investments                                                                30,245           44,796
Bank properties and equipment, net                                                           29,195           31,845
Real estate owned, net                                                                        1,532              535
Accrued interest receivable                                                                  16,445           14,977
Excess of cost over fair value of assets acquired, net                                       54,809           60,718
Deferred taxes                                                                               13,645           17,768
Other assets                                                                                  5,362            5,449
                                                                                        -----------      -----------
TOTAL                                                                                   $ 2,056,159      $ 1,980,861
                                                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                                $ 1,450,231      $ 1,291,326
Advances from the Federal Home Loan Bank                                                     24,167          119,741
Loan payable                                                                                  1,160            1,160
Federal funds purchased                                                                                        5,700
Securities sold under agreements to repurchase                                              404,347          407,851
Other liabilities                                                                             9,826            6,141
                                                                                         ----------       ----------
  Total liabilities                                                                       1,889,731        1,831,919
                                                                                         ----------       ----------
Guaranteed preferred beneficial interest in Company's subordinated debt                      57,327           57,838

SHAREHOLDERS' EQUITY
Preferred stock, none issued
Common stock, $1 par value, 25,000,000 shares authorized,
  issued and outstanding: 10,086,537 in 2000; and 10,080,202 in 1999                         10,087           10,080
Surplus                                                                                     105,841          105,798
Retained earnings                                                                            13,644           13,170
Accumulated other comprehensive loss                                                        (16,504)         (27,516)
Treasury stock at cost, 350,699 shares in 2000; and 947,048 shares in 1999                   (3,967)         (10,428)
                                                                                         ----------       ----------
  Total shareholders' equity                                                                109,101           91,104
                                                                                         ----------       ----------
TOTAL                                                                                   $ 2,056,159      $ 1,980,861
                                                                                         ==========       ==========

--------------------------------------------------------------------------------
    See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                            For the Three Months          For the Nine Months
                                                                             Ended September 30,          Ended September 30,
                                                                          ------------------------     -----------------------
                                                                             2000            1999          2000         1999
                                                                             ----            ----          ----         ----
                                                                             (Dollars in thousands, except per share amounts)
                                                                                                (Unaudited)
INTEREST INCOME:
  Interest and fees on loans                                               $ 22,096       $ 17,620      $ 65,320      $ 48,728
  Interest on taxable investment securities                                  14,319         10,455        41,590        28,109
  Interest on non-taxable investment securities                                 656            648         2,053         1,749
  Interest on restricted equity investments                                   1,219            596         2,756         1,529
  Interest on federal funds sold                                                310            154           370           279
                                                                          ---------     ----------     ---------     ---------
    Total interest income                                                    38,600         29,473       112,089        80,394
                                                                          ---------     ----------     ---------     ---------
INTEREST EXPENSE:
  Interest on deposits                                                       14,099          8,459        38,123        24,403
  Interest on short-term borrowed funds                                       7,521          5,844        23,482        14,090
  Interest on guaranteed preferred beneficial interest
    in Company's subordinated debt                                            1,359          1,391         4,077         4,175
                                                                          ---------     ----------     ---------     ---------
    Total interest expense                                                   22,979         15,694        65,682        42,668
                                                                          ---------     ----------     ---------     ---------
    Net interest income                                                      15,621         13,779        46,407        37,726

PROVISION FOR LOAN LOSSES                                                       525            470         1,895         1,657
                                                                          ---------     ----------     ---------     ---------
    Net interest income after provision for loan losses                      15,096         13,309        44,512        36,069
                                                                          ---------     ----------     ---------     ---------
OTHER INCOME:
  Service charges on deposit accounts                                         1,300          1,045         3,834         3,322
  Income from mortgage banking operations                                       160            722           270         2,154
  Other service charges                                                          37             28           108            86
  Gain on sale of bank properties and equipment                                  12            127             9           137
  Gain on sale of loans                                                           8              2            17            14
  Gain (loss) on sale of investment securities                                                   2            (2)           79
  Other                                                                         729            530         2,135         1,561
                                                                          ---------     ----------     ---------     ---------
    Total other income                                                        2,246          2,456         6,371         7,353
                                                                          ---------     ----------     ---------     ---------
OTHER EXPENSES:
  Salaries and employee benefits                                              5,764          5,313        17,566        14,531
  Occupancy expense                                                           1,678          1,452         5,044         3,917
  Equipment expense                                                           1,327          1,111         3,830         2,735
  Data processing expense                                                       824            803         2,416         2,300
  Amortization of excess of cost over fair value of assets acquired           1,969          1,482         5,909         4,434
  Other                                                                       2,226          1,998         7,144         5,019
                                                                          ---------     ----------     ---------     ---------
    Total other expenses                                                     13,788         12,159        41,909        32,936
                                                                          ---------     ----------     ---------     ---------

INCOME BEFORE INCOME TAXES                                                    3,554          3,606         8,974        10,486
INCOME TAXES                                                                  1,067          1,147         2,600         3,180
                                                                          ---------     ----------     ---------     ---------
NET INCOME                                                                 $  2,487       $  2,459      $  6,374      $  7,306
                                                                          =========     ==========     =========     =========
Basic earnings per share                                                   $   0.26       $   0.25      $   0.66      $   0.85
                                                                          =========     ==========     =========     =========
Diluted earnings per share                                                 $   0.25       $   0.23      $   0.65      $   0.79
                                                                          =========     ==========     =========     =========
Weighted average shares - basic                                           9,725,948      9,800,035     9,688,896     8,556,048
                                                                          =========     ==========     =========     =========
Weighted average shares - diluted                                         9,936,925     10,505,519     9,867,605     9,272,234
                                                                          =========     ==========     =========     =========

--------------------------------------------------------------------
          See notes to consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the Nine Months
                                                                                                 Ended September 30,
                                                                                           -----------------------------
                                                                                                  2000          1999
                                                                                                  ----          ----
                                                                                                   (In thousands)
                                                                                                     (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                                    $ 6,374       $ 7,306
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                     1,895         1,657
    Provision for losses on real estate owned                                                        61            23
    Depreciation and amortization                                                                 1,814         1,515
    Amortization of excess cost over fair value of assets acquired                                5,909         4,434
    Gain on sale of loans                                                                           (17)          (14)
    Loss (gain) on sale of investment securities available for sale                                   2           (79)
    Gain on sale of bank properties and equipment                                                    (9)         (137)
    Write-down of book value of properties and equipment                                            300
    Deferred income taxes                                                                        (1,554)       (1,566)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                                (1,468)       (2,781)
      Other assets                                                                                   87        (4,241)
      Other liabilities                                                                           3,685        (5,014)
                                                                                               --------      --------
        Net cash provided by operating activities                                                18,004         1,103
                                                                                               --------      --------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                          (7,871)     (489,885)
  Purchases of mortgage-backed securities available for sale                                                  (42,210)
  Redemption (purchase) of restricted equity securities                                          14,551        (8,833)
  Proceeds from maturities of investment securities available for sale                            7,498       165,982
  Proceeds from maturities of mortgage-backed securities available for sale                      18,531        96,641
  Proceeds from sale of investment securities available for sale                                  3,906        11,130
  Proceeds from the sale of loans                                                                   925           829
  Net increase in loans                                                                        (104,820)     (147,161)
  Increase in loans resulting from branch acquisitions                                                            (71)
  Purchase of bank properties and equipment                                                      (1,442)       (2,600)
  Increase in bank properties and equipment resulting from branch acquisitions                                 (4,962)
  Proceeds from the sale of bank properties and equipment                                           841           478
  Repurchases of guaranteed preferred beneficial interest in Company's subordinated debt           (511)          (55)
  Excess of cost over fair value of branch assets acquired                                                    (24,401)
  Purchase price adjustment of branch assets acquired                                                              71
  Proceeds from sale of real estate owned                                                           426           278
                                                                                               --------      --------
        Net cash used in investing activities                                                   (68,891)     (444,769)
                                                                                               --------      --------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                           158,905       (32,310)
  Increase in deposits resulting from branch acquisitions                                                     246,666
  Net (repayments) advances  under line of credit and repurchase agreements                    (104,778)      157,047
  Proceeds from the exercise of stock options                                                     1,056            17
  Payments for fractional interests resulting from stock dividend                                   (17)           (3)
  Treasury stock purchased                                                                                       (365)
  Reissuance of treasury stock                                                                     (428)
  Proceeds from issuance of common stock                                                              -        40,131
                                                                                               --------      --------
        Net cash provided by financing activities                                                54,738       411,183
                                                                                               --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              3,851       (32,483)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   69,425        89,516
                                                                                               --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $ 73,276      $ 57,033
                                                                                               ========      ========

--------------------------------------------------------------------------------
    See notes to consolidated financial statements

SUN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All September 30, 2000 and 1999 dollar and share amounts presented below are unaudited)


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

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 1999. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000 or any other period.


(2)      Loans

         The components of loans as of September 30, 2000 and December 31, 1999 were as follows:

                                         September 30, 2000  December 31, 1999
                                         ------------------  -----------------
                                                    (In thousands)

Commercial and industrial                    $   841,337       $   750,707
Real estate-residential mortgages                 79,142            79,605
Installment                                       92,273            79,081
                                             -----------       -----------
  Total gross loans                            1,012,752           909,393
Allowance for loan losses                        (10,293)           (8,722)
                                             -----------       -----------
  Net Loans                                  $ 1,002,459       $   900,671
                                             ===========       ===========

Non-accrual loans                            $     3,426       $     2,580

(3)      Allowance For Loan Losses

         Changes in the allowance for loan losses were as follows:

                                         For the nine month
                                            period ended     For the year ended
                                         September 30, 2000  December 31, 1999
                                         ------------------  -----------------
                                                    (In thousands)

       Balance, beginning of period          $  8,722           $  7,143
       Charge-offs                               (345)              (536)
       Recoveries                                  21                 26
                                             --------           --------
         Net charge-offs                         (324)              (510)
       Provision for loan losses                1,895              2,089
                                             --------           --------
       Balance, end of period                $ 10,293           $  8,722
                                             ========           ========


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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                           September 30, 2000      December 31, 1999
                                                           ------------------      -----------------
                                                                        (In thousands)
         Impaired loans with related reserve for loan
           losses calculated under SFAS No. 114
         Impaired loans with no related reserve for loan
           losses calculated under SFAS No. 114                    $ 424                $ 1,251
                                                                   -----                -------
         Total impaired loans                                      $ 424                $ 1,251
                                                                   =====                =======


                                                                       For the nine month
                                                                          period ended        For the year ended
                                                                       September 30, 2000      December 31, 1999
                                                                       ------------------      -----------------
                                                                                   (In thousands)

         Average impaired loans                                                 $ 488               $ 1,025
         Interest income recognized on impaired loans                           $  25               $    32
         Cash basis interest income recognized on impaired loans                $  25               $    32


(4)      Deposits

         Deposits consist of the following major classifications:

                                              September 30, 2000  December 31, 1999
                                              ------------------  -----------------
                                                         (In thousands)
      Demand deposits                            $  597,993         $  526,810
      Savings deposits                              170,479            153,841
      Time certificates under $100,000              458,142            421,475
      Time certificates $100,000 or more            223,617            189,200
                                                 ----------         ----------
        Total                                    $1,450,231         $1,291,326
                                                 ==========         ==========

         Of  the  total  demand   deposits,   approximately   $250,916,000   and
         $231,688,000 are non-interest bearing at September 30, 2000 and December 31, 1999, respectively.


(5)      Other Comprehensive Income

         The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and surplus in the consolidated statement of financial condition. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Other comprehensive income (losses) for the three-month periods ended September 30, 2000 and 1999 amounted to $8,665,000 and ($6,367,000), respectively. Other comprehensive income (losses) for the nine-month periods ended September 30, 2000 and 1999 amounted to $11,012,000 and ($19,125,000), respectively.

(6)      Earnings Per Share

         Basic earnings per share is computed by dividing income available to shareholders (net income), by the weighted average number of shares of common stock net of treasury shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock net of treasury shares outstanding increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the stock options (treasury stock method) along with the assumed tax benefit from the exercise of non-qualified stock options. These purchases were assumed to have been made at the average market price of the common stock, which is based on the daily closing price. Retroactive recognition has been given to common stock outstanding and potential common shares for periods prior to the date of the Company's stock dividends. In May 2000, the Company declared a 5% stock dividend for which treasury shares were reissued resulting in offsetting decreases in treasury stock and retained earnings of $5.2 million.


                                                                                For the                   For the
                                                                             Three Months               Nine Months
                                                                          Ended September 30,        Ended September 30,
(Dollars in thousands, except per share amounts)                            2000          1999          2000         1999
                                                                            ----          ----          ----         ----

Net income                                                             $    2,487   $     2,459    $    6,374   $    7,306

Dilutive stock options outstanding                                        915,872     1,159,994       915,872    1,189,099
Average exercise price per share                                       $     4.78   $      6.02    $     4.78   $     6.29
Average market price - diluted basis                                   $     7.51   $     17.10    $     7.18   $    17.78

Average common shares outstanding                                       9,725,948     9,800,035     9,688,896    8,556,048
Increase in shares due to exercise of options - diluted basis             210,977       705,484       178,709      716,186
                                                                        ---------    ----------     ---------    ---------
Adjusted shares outstanding - diluted                                   9,936,925    10,505,519     9,867,605    9,272,234

Net income per share - basic                                           $     0.26   $      0.25    $     0.66   $     0.85
Net income per share - diluted                                         $     0.25   $      0.23    $     0.65   $     0.79


(7)      Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt

         The sole asset of Sun Trust I is $28,750,000 principal amount of 9.85% Junior Subordinated Debentures issued by the Company that mature on March 31, 2027. At September 30, 2000 and December 31, 1999, the Company had repurchased 28,400 shares and 17,100 shares, respectively.

         The sole asset of Sun Trust II is $29,900,000 principal amount of 8.875% Junior Subordinated Debentures issued by the Company that mature on December 31, 2028. At September 30, 2000 and December 31, 1999, the Company had repurchased 61,300 shares and 38,500 shares, respectively.

                                                         9
THE  COMPANY  MAY  FROM  TIME  TO TIME  MAKE  WRITTEN  OR ORAL  "FORWARD-LOOKING
STATEMENTS,"  INCLUDING  STATEMENTS  CONTAINED IN THE COMPANY'S FILINGS WITH THE
SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS QUARTERLY REPORT ON FORM 10-Q), IN ITS REPORTS TO SHAREHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

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

Item 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Total assets at September 30, 2000 increased by $75.3 million to $2.06 billion as compared to $1.98 billion at December 31, 1999. The increase was primarily due to an increase in net loans of $101.8 million and in cash and cash equivalents of $3.9 million offset by a decrease in investment securities available for sale of $5.5 million and restricted equity investments of $14.6 million. Also offsetting the increase was a $5.9 million decrease in excess of cost over fair value of assets acquired.

         Investment securities available for sale decreased $5.5 million, from $834.7 million at December 31, 1999 to $829.2 million at September 30, 2000. The decrease was primarily the result of principal repayments and maturities offset by a decrease in unrealized losses of $11.0 million.

         Net loans at September 30, 2000 amounted to $1.00 billion, an increase of $101.8 million from $900.7 million at December 31, 1999. The increase was primarily from increased originations of commercial and industrial loans. The ratio of non-performing assets to total loans and real estate owned at September 30, 2000 was 0.67% compared to 0.54% at December 31, 1999. The increase in this ratio was the result of three former financial service centers transferred to real estate owned in June 2000. The ratio of allowance for loan losses to total non-performing loans was 195.04% at September 30, 2000 compared to 199.05% at December 31, 1999. The ratio of allowance for loan losses to total loans was 1.02% at September 30, 2000 compared to 0.96% at December 31, 1999.

         Restricted equity investments decreased $14.6 million from $44.8 million at December 31, 1999 to $30.2 million at September 30, 2000. The decrease was the result of the redemption of Federal Home Loan Bank (FHLB) Stock in accordance with a decrease in the Company's borrowings at the FHLB.

         Excess of cost over fair value of assets acquired decreased $5.9 million from $60.7 million at December 31, 1999 to $54.8 million at September 30, 2000. The decrease was a result of scheduled amortization.

         Total liabilities at September 30, 2000 amounted to $1.89 billion compared to $1.83 billion at December 31, 1999, an increase of $57.8 million.

         Total deposits amounted to $1.45 billion at September 30, 2000, a $158.9 million increase over December 31, 1999 deposits of $1.29 billion. The increase was primarily due to an increase in demand deposits of $71.2 million from $526.8 million at December 31, 1999 to $598.0 million at September 30, 2000 and an increase of $71.1 million in time deposits from $610.7 million at December 31, 1999 to $681.8 million at September 30, 2000. Deposit increases are primarily due to the growth in new offices opened in 1999, the Bank's promotional marketing programs, and related deposit increases from commercial loan relationships.

         Advances from the Federal Home Loan Bank amounted to $24.2 million at September 30, 2000 compared to $119.7 million at December 31, 1999, a decrease of $95.5 million. There were no federal funds purchased at September 30, 2000 compared to $5.7 million at December 31, 1999. Decreases in borrowings were primarily due to available liquidity from net deposit increases and restricted equity investment redemptions exceeding net loan growth during this period.

         Securities sold under agreements to repurchase amounted to $404.3 million at September 30, 2000 compared to $407.9 million at December 31, 1999, an decrease of $3.6 million

         Total shareholders' equity grew by $18.0 million, from $91.1 million at December 31, 1999, to $109.1 million at September 30, 2000. The increase was primarily the result of current year earnings amounting to $6.4 million augmented by a $11.0 million improvement in accumulated other comprehensive income. In May 2000, the Company declared a 5% stock dividend for which treasury stock were reissued resulting in offsetting decreases in treasury stock and retained earnings of $5.2 million.

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

         The Company continues to experience strong loan demand and is closely monitoring loan growth for the remainder of the current fiscal year.
Historically, management has demonstrated the ability to meet this increased need for funds by attracting higher levels of deposits, engaging in repurchase agreements, raising capital and utilizing its lines of credit with other financial institutions. It also has the ability to liquidate portions of its investment portfolio and sell or participate loans to other institutions.

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

         Under approved lending decisions, the Company had commitments to lend additional funds totaling approximately $275.2 million at September 30, 2000. In the normal course of business, the Company also has various commitments and contingent liabilities, such as customers' letters of credit (including standby letters of credit of $21.4 million) at September 30, 2000.

         It is the Company's intent to maintain adequate levels of risk-based capital. Management monitors the Company's capital levels, and when appropriate, will recommend additional capital raising efforts to the Company's board of directors.



Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999.

         General. Net income increased by $28,000 for the three months ended September 30, 2000 to $2.49 million from $2.46 million for the three months ended September 30, 1999. Net interest income increased $1.8 million and the provision for loan losses increased $55,000 for the three months ended September 30, 2000 compared to the same period in 1999. Other income decreased by $210,000 to $2.25 million for the three months ended September 30, 2000 as compared to $2.46 million for the three months ended September 30, 1999. Other expenses increased by $1.6 million to $13.8 million for the three months ended September 30, 2000 as compared to $12.2 million for the three months ended September 30, 1999.

         On September 9, 1999, the Company purchased fourteen New Jersey branch offices from First Union National Bank. The Company acquired approximately $230 million of branch deposits and $2.6 million in branch cash. The Company paid a premium of approximately $23.7 million, which is being amortized over 12 years.

         Net Interest Income. The increase in net interest income (on a tax-equivalent basis) was due to a $9.1 million increase in interest income (on a tax-equivalent basis) partially offset by a $7.3 million increase in interest expense.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances. Dollar amounts are in thousands.


                                                At or for the three months ended          At or for the three months ended
                                                      September 30, 2000                       September 30, 1999
                                               ---------------------------------         --------------------------------

                                                    Average                Average            Average               Average
                                                    Balance   Interest  Yield/Cost            Balance  Interest  Yield/Cost
                                                    -------   --------  ----------            -------  --------  ----------
Interest-earning assets:
     Loans receivable (1)                        $  993,011    $22,096     8.90 %          $  811,922   $17,620     8.68 %
     Investment securities (2)                      888,017     16,521     7.44               760,186    12,020     6.32
     Federal funds sold                              18,801        310     6.60                11,720       154     5.26
                                                 ----------    -------                     ----------   -------
         Total interest-earning assets            1,899,829     38,927     8.20             1,583,828    29,794     7.52
     Non-interest-earning assets                    146,023                                   120,591
                                                 ----------                                ----------
         Total assets                            $2,045,852                                $1,704,419
                                                 ==========                                ==========

Interest-bearing liabilities:
     Interest-bearing deposit accounts           $1,161,241     14,099     4.86 %           $ 865,682     8,459     3.91 %
     Borrowed money                                 462,313      7,521     6.51               447,113     5,844     5.23
     Guaranteed preferred beneficial interest
         in Company's subordinated debt              57,327      1,359     9.48                58,595     1,391     9.50
                                                 ----------    -------                      ---------   -------
         Total interest-bearing liabilities       1,680,881     22,979     5.47             1,371,390    15,694     4.58
                                                               -------                                  -------
Non-interest-bearing liabilities                    263,745                                   237,053
                                                 ----------                                 ---------
         Total liabilities                        1,944,626                                 1,608,443
Shareholders' equity                                101,226                                    95,976
                                                 ----------                                 ---------
         Total liabilities and shareholders'
            equity                               $2,045,852                                $1,704,419
                                                 ==========                                ==========

Net interest income                                            $15,948                                  $14,100
                                                               =======                                  =======
Interest rate spread (3)                                                   2.73 %                                   2.94 %
                                                                           ====                                     ====
Net yield on interest earning assets (4)                                   3.36 %                                   3.56 %
                                                                           ====                                     ====
Ratio of average interest-earning assets
     to average interest-bearing liabilities                             113.03 %                                 115.49 %
                                                                         ======                                   ======

(1)  Average balances include non-accrual loans
(2) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets

         Net interest income (on a tax-equivalent basis) increased $1.8 million or 13.1% to $15.9 million for the three months ended September 30, 2000 compared to $14.1 million for the same period in 1999. The increase is due primarily to the growth of average interest-earning assets from $1.58 billion at September 30, 1999 to $1.90 billion at September 30, 2000 with an increase in yield of 68 basis points. Offsetting the increase in asset yield was an increase in interest-bearing liabilities cost of funds of 89 basis points which accounted for a decrease in the interest rate spread from 2.94% for the three months ended September 30, 1999 to 2.73% for the same period 2000. A change in the mix and increased cost of interest-bearing liabilities had a slightly negative impact on the net interest margin, which declined 20 basis points to 3.36% for the three-month period ended September 30, 2000.

         The increase in average interest-earning assets of $316.0 million reflects an increase of $181.1 million in average loans and $127.8 million in average investment securities. These assets were funded by an increase of $309.5 million of average interest-bearing liabilities and an increase of $26.7 million of average non-interest bearing liabilities. The increase in average interest-bearing and non-interest bearing liabilities reflects in part the September 1999 acquisition of branches and deposits from First Union, the growth of deposits at existing financial service centers, the opening of new financial service centers, and increases in borrowings.

         The decrease in interest rate spread for the three months ended September 30, 2000, compared to the same period in 1999, was primarily due to a higher cost of funds on interest-bearing deposit accounts and borrowed money. The cost of funds on interest-bearing deposit accounts increased 98 basis points from 3.91% for the three months ended September 30, 1999 to 4.86% for the same period in 2000 as a result of an increase in interest rates on core deposits and an increase in higher yielding time deposits. The cost of funds on borrowed money increased 128 basis points from 5.23% for the three months ended September 30, 1999 to 6.51% for the same period in 2000.

         The increase in the average yield on loans for the three months ended September 30, 2000 compared to the same period in 1999 reflects a increase in interest on loans resulting from the gradual raising of the prime rate from 8.25% at September 30, 1999 to 9.50% at September 30, 2000. The increase in the average yield on investment securities was due primarily to increases in LIBOR and additional securities purchased yielding higher interest rates.

         Provision for Loan Losses. For the three months ended September 30, 2000, the provision for loan losses amounted to $525,000, an increase of $55,000, compared to $470,000 for the same period in 1999. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Other Income. Other income decreased $210,000 for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999. In most part, the decrease was a result of the closing of Sun Mortgage Company in February 2000. There was no income from Sun Mortgage Company activities for the three month period ended September 30, 2000 compared to $722,000 for the same period in 1999. This decrease was partially offset by an increase in service charges on deposit accounts and an increase in fee income from investment products.

         Other Expenses. Other expenses increased approximately $1.6 million, to $13.8 million for the three months ended September 30, 2000 as compared to $12.2 million for the same period in 1999. Of the increase, $451,000 was in salaries and employee benefits, $226,000 was in occupancy expense, $487,000 was in amortization of excess of cost over fair value of assets acquired and $228,000 was in other miscellaneous expenses. The increase in other expenses reflects the Company's continued commitment to support its expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review and other support departments. The increase in occupancy expense was the result of internal growth and the effect of the Company's acquisitions.

         Income Taxes. Applicable income taxes decreased $80,000 for the three months ended September 30, 2000 as compared to the same period in 1999. The decrease resulted from lower pre-tax earnings and a decrease in the Company's effective tax rate. The decrease in the effective tax rate was partially attributable to an increase in tax exempt municipal bond interest income.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999.

         General. Net income decreased by $932,000 for the nine months ended September 30, 2000 to $6.4 million from $7.3 million for the nine months ended September 30, 1999. Net interest income increased $8.7 million and the provision for loan losses increased $238,000 for the nine months ended September 30, 2000 compared to the same period in 1999. Other income decreased by $982,000 to $6.4 million for the nine months ended September 30, 2000 as compared to $7.4 million for the nine months ended September 30, 1999. Other expenses increased by $9.0 million to $41.9 million for the nine months ended September 30, 2000 as compared to $32.9 million for the nine months ended September 30, 1999. The return on average assets for the nine months ended September 30, 2000 and 1999 were 0.42% and 0.62%, respectively. The return on average equity for the nine months ended September 30, 2000 and 1999 were 8.96% and 11.69%, respectively.

         Net Interest Income. The increase in net interest income (on a tax-equivalent basis) was due to a $31.8 million increase in interest income (on a tax-equivalent basis) partially offset by a $23.0 million increase in interest expense.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances. Dollar amounts are in thousands

                                                 At or for the nine months ended           At or for the nine months ended
                                                       September 30, 2000                         September 30, 1999
                                               ------------------------------------       ----------------------------------

                                                    Average                Average            Average               Average
                                                    Balance   Interest  Yield/Cost            Balance  Interest  Yield/Cost
                                                    -------   --------  ----------            -------  --------  ----------
Interest-earning assets:
     Loans receivable (1)                        $  976,352   $ 65,320     8.92 %          $  758,952   $48,728     8.56 %
     Investment securities (2)                      904,700     47,423     6.99               690,110    32,254     6.23
     Federal funds sold                               7,645        370     6.45                 7,903       279     4.71
                                                  ---------   --------                      ---------  --------
         Total interest-earning assets            1,888,697    113,113     7.99             1,456,965    81,261     7.44
     Non-interest-earning assets                    142,666                                   119,861
                                                 ----------                                ----------
         Total assets                            $2,031,363                                $1,576,826
                                                 ==========                                ==========

Interest-bearing liabilities:
     Interest-bearing deposit accounts           $1,117,473     38,123     4.55            $  836,799    24,403     3.89
     Borrowed money                                 508,846     23,482     6.15               377,211    14,090     4.98
     Guaranteed preferred beneficial interest
         In Company's subordinated debt              57,350      4,077     9.48                58,601     4,175     9.50
                                                 ----------   --------                      ---------  --------
         Total interest-bearing liabilities       1,683,669     65,682     5.20             1,272,611    42,668     4.47
                                                              --------                                 --------
Non-interest-bearing liabilities                    252,864                                   220,869
                                                 ----------                                ----------
         Total liabilities                        1,936,533                                 1,493,480
Shareholders' equity                                 94,830                                    83,346
                                                 ----------                                ----------
         Total liabilities and shareholders'
           equity                                $2,031,363                                $1,576,826
                                                 ==========                                ==========

Net interest income                                           $ 47,431                                 $ 38,593
                                                              ========                                 ========
Interest rate spread (3)                                                   2.79 %                                   2.97 %
                                                                           ====                                     ====
Net yield on interest earning assets (4)                                   3.35 %                                   3.53 %
                                                                           ====                                     ====
Ratio of average interest-earning assets
     to average interest-bearing liabilities                             112.18 %                                 114.49 %
                                                                         ======                                   ======

(1)  Average balances include non-accrual loans
(2) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets

         Net interest income (on a tax-equivalent basis) increased $8.8 million or 22.8% to $47.4 million for the nine months ended September 30, 2000 compared to $38.6 million for the same period in 1999. The increase is due primarily to the growth of average interest-earning assets from $1.46 billion at September 30, 1999 to $1.89 billion at September 30, 2000, with an increase in yield of 55 basis points. Offsetting the increase in asset yield was an increase in interest bearing-liabilities cost of funds of 73 basis points which accounted for a decrease in the interest rate spread from 2.97% for the nine months ended September 30, 1999 to 2.79% for the same period in 2000. A change in the mix and increased cost of interest-bearing liabilities had a slightly negative impact on the net interest margin, which declined 18 basis points to 3.35% for the nine months ended September 30, 2000.


         The increase in average interest-earning assets of $431.7 million reflects an increase of $217.4 million in average loans and $214.6 million in average investment securities. These assets were funded by an increase of $411.1 million of average interest-bearing liabilities and an increase of $32.0 million of average non-interest bearing liabilities. The increase in average interest-bearing liabilities reflects in part the September 1999 acquisition of branches and deposits from First Union, the growth of deposits at existing financial service centers, the opening of new financial service centers, and increases in borrowings.

         The decrease in interest rate spread for the nine months ended September 30, 2000, compared to the same period in 1999, was primarily due to a higher cost of funds on interest-bearing deposit accounts and borrowed money. The cost of funds on interest-bearing deposit accounts increased 66 basis points from 3.89% for the nine months ended September 30, 1999 to 4.55% for the same period in 2000 as a result of an increase in interest rates on core deposits and an increase in higher yielding time deposits. The cost of funds on borrowed money increased 117 basis points from 4.98% for the nine months ended September 30, 1999 to 6.15% for the same period in 2000.

         The increase in the average yield on loans for the nine months ended September 30, 2000 compared to the same period 1999 reflects a increase in interest on loans resulting from the gradual raising of the prime rate from 8.25% at September 30, 1999 to 9.50% at September 30, 2000. The increase in the average yield on investment securities was due primarily to increases in LIBOR and additional securities purchased yielding higher interest rates.

         Provision  for Loan  Losses.  For the nine months ended  September  30,
2000, the provision for loan losses amounted to $1.9 million, an increase of $238,000, compared to $1.7 million for the same period in 1999. The increase in the provision for loan losses was due to higher levels of loans outstanding. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

                  Other Income. Other income decreased $982,000 for the nine-month period ended September 30, 2000 compared to the same period in 1999. In most part, the decrease was a result of the closing of Sun Mortgage Company in February 2000. There was income of $111,000 from Sun Mortgage Company activities for the nine-month period ended September 30, 2000 compared to income of $2.2 million for the same period in 1999. This decrease was partially offset by an increase in service charges on deposit accounts and an increase in fee income from investment products.

         Other Expenses. Other expenses increased approximately $9.0 million, to $41.9 million for the nine months ended September 30, 2000 as compared to $32.9 million for the same period in 1999. Of the increase, $3.0 million was in salaries and employee benefits, $1.1 million was in occupancy expense, $1.5 million was in amortization of excess of cost over fair value of assets acquired and $2.1 million was in miscellaneous expenses. Of these miscellaneous expenses, $350,000 is attributable to a provision for other real estate and approximately $250,000 represented the net charge-offs of various non-credit assets during the second quarter ended June 30, 2000. The remaining increase in other expenses reflects the Company's commitment to support its expansion. Salaries and benefits increased due to additional staff positions in financial service centers, lending, loan review, compliance and other support departments. The increase in occupancy, equipment professional fees and services and data processing expenses were the result of internal growth and the effect of the Company's acquisitions.

         Income Taxes. Applicable income taxes decreased $580,000 for the nine months ended September 30, 2000 as compared to the same period in 1999. The decrease resulted from lower pre-tax earnings and a decrease in the Company's effective tax rate. The decrease in the effective tax rate was partially attributable to an increase in tax exempt municipal bond interest income.

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

         At September 30, 2000, the Company had a negative position with respect to its exposure to interest rate risk. Total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing during the same period by $78.3 million. This represents a negative cumulative one-year gap ratio of 3.81%. As a result, the yield on interest-earning assets of the Company should adjust to changes in interest rates at a slightly slower rate than the cost of interest-bearing liabilities. Thus, in a rising interest rate environment, the Company's earnings may decrease as liabilities reprice faster than assets.

         The following table summarizes the maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2000. All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility resulting in insignificant changes to levels of core deposits and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits into categories noted below. Management's allocation is based on the estimated effective duration.


                                                                     Maturity/Repricing Time Periods
                                                                        (Amounts in Thousands)
                                       0 - 3 Months      4 - 12 Months        1 - 5 Years        Over 5 Years          Total
                                     -----------------  -----------------  ------------------  -----------------  -----------------

Loans receivable                              346,652             96,123             497,925             72,052          1,012,752
Investment securities                         417,477            130,616              65,497            270,848            884,438
Federal funds sold                              3,500                                                                        3,500
                                     -----------------  -----------------  ------------------  -----------------  -----------------
  Total interest-earning assets               767,629            226,739             563,422            342,900          1,900,690
                                     -----------------  -----------------  ------------------  -----------------  -----------------

Interest-bearing demand deposits              119,210             24,593             140,995             62,279            347,077
Savings deposits                                3,889             11,776              65,638             89,176            170,479
Time certificates                             278,893            228,694             170,885              3,287            681,759
Federal Home Loan Bank advances                    34                102              20,625              3,406             24,167
Federal funds purchased
Loan payable                                    1,160                                                                        1,160
Securities sold under agreements
  to repurchase                               404,347                                                                      404,347
                                     -----------------  -----------------  ------------------  -----------------  -----------------
  Total interest-bearing liabilities          807,533            265,165             398,143            158,148          1,628,989
                                     -----------------  -----------------  ------------------  -----------------  -----------------

Periodic Gap                                  (39,904)           (38,426)            165,279            184,752            271,701
                                     =================  =================  ==================  =================  =================

Cumulative Gap                                (39,904)           (78,330)             86,949            271,701
                                     =================  =================  ==================  =================

Cumulative Gap Ratio                            (1.94%)            (3.81%)              4.23%             13.21%
                                     =================  =================  ==================  =================

                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings

         The Company is not engaged in any legal proceedings of a material nature at September 30, 2000. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


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

         (b) The following current report on Form 8-K was filed during the quarter ended September 30, 2000:

                           The Company filed a Current Report on Form 8-K (Items 5 and 7) on July 18, 2000.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date November 14, 2000              Sun Bancorp, Inc.
    --------------------------      --------------------------------------------
                                    (Registrant)




                                    /s/ Philip W. Koebig, III
                                    --------------------------------------------
                                    Philip W. Koebig, III
                                    President and Chief Executive Officer





Date November 14, 2000              /s/ Dan A. Chila
    --------------------------      --------------------------------------------
                                    Dan A. Chila
                                    Executive Vice President and
                                    Chief Financial Officer