Form 10-K405
period 2000-12-31
SUN BANCORP INC /NJ/
filed 2001-04-02
CIK 1017793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required) For the fiscal year ended December 31, 2000
         ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
         For the transition  period from              to             .
                                         ------------    ------------

                           Commission File No. 0-20957

                                Sun Bancorp, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

New Jersey                                            52-1382541
--------------------------------------     ---------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer or  Organization
Incorporation)                                  Identification No.)

226 Landis Avenue, Vineland, New Jersey                        08360
---------------------------------------------           ------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:   (856) 691-7700
                                                     ----------------

Securities registered pursuant to Section 12(b) of the Exchange Act:    None
                                                                       ------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock on March 20, 2001, was approximately $57.5 million.

         As of March 20, 2001, there were issued and outstanding 9,799,775 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2000. (Parts I, II and IV)
     2. Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders. (Part III)

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

Item 1.  Business
-----------------

General

         The Company, a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey. The Company's principal subsidiaries are Sun National Bank ("Sun New Jersey") and Sun National Bank, Delaware ("Sun Delaware," collectively, the "Banks"). At December 31, 2000, the Company had total assets of $2.0 billion, total deposits of $1.4 billion and total shareholders' equity of $117.6 million. Substantially all of the Company's deposits are federally insured by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Company's remaining deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. The Company's principal business is to serve as a holding company for the Banks. As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

         Through the Banks, the Company provides community banking services through 72 financial service centers in southern and central New Jersey, New Castle County, Delaware and in Philadelphia, Pennsylvania. The Banks offer comprehensive lending, depository and financial services to their customers and marketplace. The Banks' lending services to businesses include commercial and industrial loans and commercial real estate loans. The Banks' commercial deposit services include checking accounts and cash management products such as electronic banking, sweep accounts, lockbox services, Internet banking, PC banking and controlled disbursement services. The Banks' lending services to consumers include residential mortgage loans, home equity loans and installment loans. The Banks' consumer services include checking accounts, savings accounts, money market deposits, certificates of deposit and individual retirement accounts. Through a third party arrangement, the Banks also offer mutual funds, securities brokerage, annuities and investment advisory services.

Market Area

         The Banks are community-oriented financial institutions, offering a wide variety of financial services to meet the needs of the communities they serve. The Banks conduct business through 72 financial service centers located in the southern and central New Jersey counties of Atlantic, Burlington, Camden, Cape May, Cumberland, Gloucester, Hunterdon, Mercer, Middlesex, Monmouth, Ocean, Salem and Somerset, New Castle County, Delaware and Philadelphia, Pennsylvania ("primary market area"). The Banks' deposit gathering base and lending area is concentrated in the communities surrounding their offices.

         Sun New Jersey is headquartered in Cumberland County, New Jersey. The city of Vineland is approximately 30 miles southeast of Philadelphia, Pennsylvania, and 30 miles southeast of Camden, New Jersey. The Philadelphia International Airport is approximately 45 minutes from Vineland.

         The central and southern New Jersey areas are among the fastest growing population areas in New Jersey and have a significant number of retired residents who have traditionally provided Sun New Jersey with a stable source of deposit funds. The economy of Sun New Jersey's primary market area is based upon a mixture of the agriculture, transportation, manufacturing and tourism trade. These areas are also home to commuters working in New Jersey suburban areas around New York and Philadelphia.

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

         Commercial and Industrial Loans. The Banks originate several types of commercial and industrial loans. Included as commercial loans are short- and long-term business loans, lines of credit, non-residential mortgage loans and real estate construction loans. The Banks' primary focus is the origination of commercial loans secured by real estate. The majority of the Banks' customers for these loans are small- to medium-sized businesses located in the southern and central parts of New Jersey and New Castle County, Delaware.

         A significant portion of the Banks' commercial and industrial loans are concentrated in the hospitality, entertainment and leisure industries. Many of these industries are dependent upon seasonal business and other factors beyond the control of the industries, such as weather and beach conditions along the New Jersey seashore. Any significant or prolonged adverse weather or beach conditions along the New Jersey seashore could have an adverse impact on the borrowers' ability to repay loans. In addition, because these loans are concentrated in southern and central New Jersey, a decline in the general economic conditions of southern or central New Jersey and the impact on discretionary consumer spending could have a material adverse effect on financial condition, results of operations and cash flows.

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

         Residential Real Estate Loans. The Banks use outside loan correspondents to originate residential mortgages. These loans are originated using the Banks' underwriting standards, rates and terms, and are approved according to the Banks' lending policy prior to origination. Prior to closing, the Banks usually have commitments to sell these loans, at par and without recourse, in the secondary market. Secondary market sales are generally scheduled to close shortly after the origination of the loan. The amount of loans available for sale at December 31, 2000 was approximately $741,000.

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

         Installment Loans. The Banks also originate installment or consumer loans secured by a variety of collateral, such as new and used automobiles. At December 31, 2000, the Banks had an immaterial amount of unsecured installment loans.

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

         Title insurance policies are generally required on all first mortgage loans. Hazard insurance coverage is required on all properties securing loans made by the Banks. Flood insurance is also required, when applicable.

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

         Loan Commitments. When a commercial loan is approved, the Banks issue a written commitment to the loan applicant. The commitment indicates the loan amount, term and interest rate and is valid for approximately 45 days. Approximately 90% of the Banks' commitments are accepted or rejected by the customer before the expiration of the commitment. At December 31, 2000, the Banks had approximately $134.0 million in commercial loan commitments outstanding.

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

         Borrowings. Deposits are the primary source of funds of the Banks' lending and investment activities and for their general business purposes. Sun New Jersey may obtain advances from the Federal Home Loan Bank (the "FHLB") of New York to supplement its supply of lendable funds. Sun Delaware may obtain advances from the FHLB of Pittsburgh. Such advances must be secured by a pledge of a portion of the Banks' mortgage-backed securities and first mortgage loans. The Banks, if the need arises, may also access the Federal Reserve Bank discount window to supplement their supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2000, Sun New Jersey had $49.0 million in secured FHLB advances, and Sun Delaware had no FHLB advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowings" in the Company's 2000 Annual Report to Shareholders (the "Annual Report").

         Repurchase Agreements. The Banks also obtain funds through overnight repurchase agreements with customers pursuant to which the Banks sell U.S. Treasury securities to customers under an agreement to repurchase them, at par, on the next business day. The Banks also enter into repurchase agreements with the FHLB. At December 31, 2000, the amount of securities under agreements to repurchase with customers totaled $101.8 million and the amount outstanding under repurchase agreements with the FHLB was $255.1 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Borrowings" in the Annual Report. For additional information regarding repurchase agreements, refer to Note 12 of the Notes to Consolidated Financial Statements included in the Annual Report.

Cash Management Services

         The Banks offer a menu of cash management services designed to meet the more sophisticated needs of their commercial customers. Headed by an experienced cash management executive, the Cash Management Department offers products such as electronic banking, sweep accounts, lockbox services, Internet banking, PC banking and controlled disbursement services. Many of these services are provided through third-party vendors with links to the Company's data center. Fees generated by cash management services were not significant to the Company for fiscal 2000.

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

Personnel

         At December 31, 2000, the Company had 491 full-time and 88 part-time employees. The Company's employees are not represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

Recent Regulatory Developments

         The Company and the Banks have recently entered into informal agreements with their primary regulators, the Federal Reserve and the Office of the Comptroller of the Currency (the "OCC") relating to, among other things, implementing and/or revising certain policies, plans and procedures of the Company and the Banks with respect to, among other things, interest rate risk and other risk management, strategic and capital planning, oversight and compliance management by the Board of Directors, lending and underwriting standards and internal auditing. The Company has also agreed to notify the Federal Reserve at least 30 days prior to the (i) proposed declaration date of any dividend by the Company, (ii) incurrence of any debt or
(iii) repurchase or redemption of any of the Company's stock. The Banks have also agreed to notify the OCC prior to declaration of a dividend. The informal agreements require compliance by the Company and the Banks within certain time frames set forth in the agreements. The Company and the Banks have made substantial progress in complying with the agreements and intend to fulfill their obligations thereunder within the time frames set forth in the agreements, although there can be no assurance that the Company and the Banks will be able to do so or that the Federal Reserve and the OCC will not require further compliance. The agreements do not impose any limitations on the operations of the Company or the Banks or limit in any way their businesses. The agreements are therefore not expected to have a material adverse effect on the Company's results of operations or financial condition taken as a whole. The informal agreements have no expiration date but are expected to be reviewed by the Federal Reserve and the OCC for compliance at the next regularly scheduled examinations of the Company and the Banks in 2001. Assuming full compliance with the agreements, the Company and the Banks will request that the agreements be terminated by the Federal Reserve and the OCC.

The Company

         General. As a registered bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended ("BHCA") and is subject to supervision and regular inspection by the Federal Reserve.

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which, effective March 11, 2000, permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank. The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with a nonfinancial entity.

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

         In addition to the risk-based capital guidelines, the Federal Reserve established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. At December 31, 2000, the Company was in compliance with these requirements. The Banks are also subject to similar capital requirements adopted by the OCC and were in compliance with such requirements at December 31, 2000.

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

The Banks

         General. The Banks are subject to supervision and examination by the OCC. In addition, the Banks are insured by and subject to certain regulations of the FDIC. The Banks are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Banks.

         Dividend Restrictions. Dividends from the Banks constitute the principal source of income to the Company. The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Banks totaled $40.3 million at December 31, 2000. In addition, the OCC has the authority to prohibit the Banks from paying dividends, depending upon the Banks' financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The ability of the Banks to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies. Pursuant to an informal agreement with the OCC, each of the Banks has agreed to provide notification to the OCC prior to the declaration of a dividend. See "Recent Regulatory Developments" above.

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

         FDIC Insurance Assessments. Substantially all of the deposits of the Banks are insured by the BIF and the remaining deposits are insured by the SAIF, all of which are subject to FDIC insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors.

         Enforcement Powers of Federal Banking Agencies. Federal banking agencies possess broad powers to take corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". At December 31, 2000, the Banks exceeded the required ratios for classification as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

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

         Capital Guidelines. Under the risk-based capital guidelines applicable to the Company and the Banks, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities) is 8.00%. At least half of the total capital must be "Tier 1" or core capital, which primarily includes common shareholders' equity and qualifying preferred stock, less goodwill and other disallowed intangible assets. "Tier 2" or supplementary capital includes, among other items, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for credit losses, subject to certain limitations, less required deductions as prescribed by regulation.

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

         At December 31, 2000, the Banks' total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory capital requirements.

Item 2. Properties
------------------

         The Company operates from its main office in Vineland, New Jersey and 72 financial service centers. Sun New Jersey and Sun Delaware lease their main offices and 36 financial service centers. The remainder of the branch offices are owned by Sun New Jersey.

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
-------------------------------------------------------------------------------

         The information contained under the caption "Price Range of Common Stock and Dividends" in the Company's 2000 Annual Report to Shareholders, filed as Exhibit 13 to this Report (the "Annual Report"), is incorporated herein by reference.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Consolidated Financial Statements of Sun Bancorp, Inc. and the Summarized Quarterly Financial Data included in the notes thereto, included in the Annual Report filed as Exhibit 13, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Additional Information About Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

                  Independent Auditors' Report

                  Consolidated   Statements  of  Financial   Condition  as  of
                  December 31, 2000 and 1999.

                  Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

                  Notes to Consolidated Financial Statements

                  (2) There are no financial statements schedules that are required to be included in Part II, Item 8.

         (b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

          (c)  Exhibits

          The following exhibits are filed as part of this report:

          3(i) Amended and Restated Certificate of Incorporation of Sun Bancorp,
               Inc.*

          3(ii)Amended and Restated Bylaws of Sun Bancorp, Inc. **

          10.1 1995 Stock Option Plan ***

          10.2 Amended and Restated 1997 Stock Option Plan****

          10.3 Purchase and Assumption Agreement dated May 10, 1999 by and between Sun New Jersey and First Union National Bank *****

          10.4 Form of Change in Control Severance Agreement

          10.5 Non-Competition and Severance Agreement between Philip W. Koebig, III and Sun Bancorp, Inc.

          10.6 Severance  Agreement  between  Thomas A. Bracken and Sun National
               Bank

          11   Computation regarding earnings per share******

          13   Annual  Report to  Shareholders  for the Year Ended  December 31,
               2000

          21   Subsidiaries of the Registrant

          23   Consent of Deloitte & Touche LLP

         ---------------------

* Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-62223) filed with the SEC on August 25, 1998.
** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20957).
*** Incorporated by reference to the Form 10 filed with the SEC on June 28, 1996 (File No. 0-20957).
**** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).
***** Incorporated by reference to the Company's Current Report on Form 8-K dated May 10, 1999.
****** Incorporated  by  reference  to Note  20 of the  Notes  to  Consolidated
       Financial Statements of the Company included in Exhibit 13 hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 2, 2001.

                             SUN BANCORP, INC.




                             By: /s/ Thomas A. Bracken
                                 -----------------------------------------------
                                 Thomas A. Bracken
                                 President, Chief Executive Officer and Director
                                (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 2, 2001.


/s/ Bernard A. Brown                        /s/Thomas A. Bracken
-----------------------------------------   ------------------------------------------------
Bernard A. Brown                            Thomas A. Bracken
Chairman of the Board of Directors          President, Chief Executive Officer and
                                            Director


/s/ Jeffrey S. Brown                        /s/Sidney R. Brown
-----------------------------------------   -------------------------------------------------
Jeffrey S. Brown                            Sidney R. Brown
Director                                    Vice Chairman, Secretary and Treasurer


/s/ Peter Galetto, Jr.                      /s/Anne E. Koons
-----------------------------------------   ------------------------------------------------
Peter Galetto, Jr.                          Anne E. Koons
Director                                    Director



/s/ Ike Brown                               /s/ Dan A. Chila
-----------------------------------------   ------------------------------------------------
Ike Brown                                   Dan A. Chila
Director                                    Executive Vice President and Chief Financial
Officer (Principal Accounting Officer)


