Form 10-Q
period 2001-03-31
SUN BANCORP INC /NJ/
filed 2001-05-15
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2001
                                      -------------------

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________ to ____________________

Commission file number             0 - 20957
                          ------------------------------------------------------


                                SUN BANCORP, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                          52-1382541
    ----------------------------------                          ----------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No ______
     ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock           9,819,254                 May 10, 2001
-----------------------------           ---------                --------------
         Class                    Number of shares outstanding       Date

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                        March 31,    December 31,
                                                                                          2001          2000
                                                                                      -----------    -----------
                                                                                        (Dollars in thousands)
                                                                                       (Unaudited)
ASSETS
Cash and due from banks                                                               $    65,810    $    66,417
Federal funds sold                                                                          1,800          3,200
                                                                                      -----------    -----------
  Cash and cash equivalents                                                                67,610         69,617
Investment securities available for sale (amortized cost -
  $698,705; 2001 and $764,711; 2000)                                                      692,937        748,559
Loans receivable (net of allowance for loan losses -
  $11,036; 2001 and $10,636; 2000)                                                      1,052,756      1,031,694
Restricted equity investments                                                              30,245         30,245
Bank properties and equipment, net                                                         29,487         29,124
Real estate owned, net                                                                      1,008          1,179
Accrued interest receivable                                                                14,319         16,614
Excess of cost over fair value of assets acquired, net                                     50,870         52,839
Deferred taxes                                                                              7,629         10,635
Other assets                                                                                4,246         12,023
                                                                                      -----------    -----------
TOTAL                                                                                 $ 1,951,107    $ 2,002,529
                                                                                      ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                              $ 1,420,813    $ 1,410,867
Advances from the Federal Home Loan Bank                                                   49,100         49,133
Loan payable                                                                                1,160          1,160
Securities sold under agreements to repurchase                                            285,746        356,986
Other liabilities                                                                          10,962          9,422
                                                                                      -----------    -----------
  Total liabilities                                                                     1,767,781      1,827,568
                                                                                      -----------    -----------

Guaranteed preferred beneficial interest in Company's subordinated debt                    57,327         57,327

SHAREHOLDERS' EQUITY
Preferred stock, none issued
Common stock, $1 par value, 25,000,000 shares authorized,
  Issued and outstanding: 10,086,537 in 2001 and 2000                                      10,087         10,087
Surplus                                                                                   105,841        105,841
Retained earnings                                                                          17,025         15,839
Accumulated other comprehensive loss                                                       (3,807)       (10,661)
Treasury stock at cost, 277,598 shares in 2001; and 306,343 shares in 2000                 (3,147)        (3,472)
                                                                                      -----------    -----------
  Total shareholders' equity                                                              125,999        117,634
                                                                                      -----------    -----------
TOTAL                                                                                 $ 1,951,107    $ 2,002,529
                                                                                      ===========    ===========

--------------------------------------------------------------------------------
    See notes to unaudited consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                ----------------------------------
                                                                                        2001                2000
                                                                                     ----------     ---------
                                                                          (Dollars in thousands, except per share amounts
                                                                                            (Unaudited)
INTEREST INCOME:
  Interest and fees on loans                                                        $    22,732   $    20,455
  Interest on taxable investment securities                                              10,978        13,840
  Interest on non-taxable investment securities                                             491           715
  Dividends on restricted equity investments                                                542           766
  Interest on federal funds sold                                                            225            15
                                                                                     ----------     ---------
    Total interest income                                                                34,968        35,791
                                                                                     ----------     ---------
INTEREST EXPENSE:
  Interest on deposits                                                                   13,988        11,474
  Interest on short-term borrowed funds                                                   5,123         7,845
  Interest on guaranteed preferred beneficial interest in
    Company's subordinated debt                                                           1,360         1,359
                                                                                     ----------     ---------
    Total interest expense                                                               20,471        20,678
                                                                                     ----------     ---------
    Net interest income                                                                  14,497        15,113

PROVISION FOR LOAN LOSSES                                                                 1,296           785
                                                                                     ----------     ---------
    Net interest income after provision for loan losses                                  13,201        14,328
                                                                                     ----------     ---------
OTHER INCOME:
  Service charges on deposit accounts                                                     1,454         1,305
  Other service charges                                                                      92           105
  Gain on sale of bank properties and equipment                                              13             5
  Gain on sale of loans                                                                                     5
  Gain (loss) on sale of investment securities available for sale                            50            (2)
  Other                                                                                     625           853
                                                                                     ----------     ---------
    Total other income                                                                    2,234         2,271
                                                                                     ----------     ---------
OTHER EXPENSES:
  Salaries and employee benefits                                                          5,888         5,771
  Occupancy expense                                                                       1,876         1,594
  Equipment expense                                                                       1,234         1,302
  Data processing expense                                                                   758           804
  Amortization of excess of cost over fair value of assets acquired                       1,969         1,969
  Other                                                                                   1,918         1,878
                                                                                     ----------     ---------
    Total other expenses                                                                 13,643        13,318
                                                                                     ----------     ---------
INCOME BEFORE INCOME TAXES                                                                1,792         3,281
INCOME TAXES                                                                                510           969
                                                                                     ----------     ---------
NET INCOME                                                                          $     1,282   $     2,312
                                                                                    ===========   ===========
Basic earnings per share                                                            $      0.13   $      0.24
                                                                                    ===========   ===========
Diluted earnings per share                                                          $      0.13   $      0.23
                                                                                    ===========   ===========
Weighted average shares, basic                                                        9,794,908     9,640,272
                                                                                    ===========   ===========
Weighted average shares, diluted                                                     10,019,322     9,871,402
                                                                                     ==========     =========

--------------------------------------------------------------------------------
     See notes to unaudited consolidated financial statements

SUN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                         -----------------------------
                                                                                                2001          2000
                                                                                              --------    --------
                                                                                                 (In thousands)
                                                                                                   (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                                                  $  1,282    $  2,312
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                    1,296         785
    Provision for losses on real estate owned                                                       44           3
    Depreciation                                                                                   598         532
    Net accretion of investment securities                                                        (791)        (34)
    Amortization of excess cost over fair value of assets acquired                               1,969       1,969
    Gain on sale of loans                                                                                       (5)
    Proceeds from sale of loans held for sale                                                                  414
    (Gain) loss on sale of investment securities available for sale                                (50)          2
    Gain on sale of bank properties and equipment                                                  (13)         (5)
    Deferred income taxes                                                                         (524)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                                2,295        (785)
      Other assets                                                                               7,777         531
      Other liabilities                                                                          1,540       1,788
                                                                                              --------    --------
        Net cash provided by operating activities                                               15,423       7,507
                                                                                              --------    --------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                        (53,785)     (4,026)
  Purchases of mortgage-backed securities available for sale                                    (7,843)
  Purchases of restricted equity securities                                                                 (1,449)
  Proceeds from maturities of investment securities available for sale                          38,000       4,084
  Proceeds from maturities of mortgage-backed securities available for sale                                  5,024
  Proceeds from sale of investment securities available for sale                                90,475         234
  Net increase in loans                                                                        (22,412)    (62,775)
  Purchase of bank properties and equipment                                                       (974)       (640)
  Proceeds from the sale of bank properties and equipment                                           26           5
  Repurchases of Company's trust preferred securities                                                         (511)
  Proceeds from sale of real estate owned                                                          181           -
                                                                                              --------    --------
        Net cash provided by (used in) investing activities                                     43,688     (60,054)
                                                                                              --------    --------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                            9,946      39,842
  Net (repayments) advances under line of credit and repurchase agreements                     (71,273)     18,126
  Proceeds from exercise of stock options                                                          229
  Proceeds from issuance of common stock                                                             -          50
                                                                                              --------    --------
        Net cash (used in) provided by financing activities                                    (61,098)     58,018
                                                                                              --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (2,007)      5,471
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  69,617      69,425
                                                                                              --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $ 67,610    $ 74,896
                                                                                              ========    ========

    See notes to unaudited consolidated financial statements

SUN BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All March 31, 2001 and 2000 dollar and share amounts presented below are unaudited. All dollar amounts presented in the tables, except per share amounts, are in thousands.)

(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The unaudited consolidated financial statements contained herein for Sun Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Sun Capital Trust ("Sun Trust I"), Sun Capital Trust II ("Sun Trust II"), Sun National Bank, Delaware ("Sun Delaware"), Sun National Bank ("Sun") and Sun's wholly-owned subsidiary Med-Vine, Inc. All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001 or any other period.

(2)      Loans

         The components of loans as of March 31, 2001 and December 31, 2000 were as follows:
                                              March 31, 2001   December 31, 2000
                                              --------------   -----------------
         Commercial and industrial               $   886,807      $  869,088
         Real estate-residential mortgages            93,820          77,753
         Installment                                  83,165          94,489
                                                 -----------      ----------
           Total gross loans                       1,063,792       1,042,330
         Allowance for loan losses                   (11,036)        (10,636)
                                                 -----------      ----------
           Net Loans                             $ 1,052,756      $1,031,694
                                                 ===========      ==========

         Non-accrual loans                       $     4,084      $    3,706


(3)      Allowance For Loan Losses

         Changes in the allowance for loan losses were as follows:

                                         For the three month
                                                period ended  For the year ended
                                              March 31, 2001   December 31, 2000
                                              --------------   -----------------
         Balance, beginning of period               $ 10,636           $8,722
         Charge-offs                                   ( 911)            (601)
         Recoveries                                       15               35
                                                    --------           ------
           Net  charge-offs                            ( 896)           ( 566)
         Provision for loan losses                     1,296            2,480
                                                    --------           ------
           Balance, end of period                   $ 11,036         $ 10,636
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                                         March 31, 2001      December 31, 2000
                                                                         --------------      -----------------
         Impaired loans with related reserve for loan
           losses calculated under SFAS No. 114                                    $309                   $808
         Impaired loans with no related reserve for loan
           losses calculated under SFAS No. 114                                    $154                   $155
                                                                                   ----                   ----
         Total impaired loans                                                      $463                   $963
                                                                                   ====                   ====

                                                                          For the three
                                                                           months ended     For the year ended
                                                                         March 31, 2001      December 31, 2000
                                                                         --------------      -----------------
         Average impaired loans                                                   $ 958                  $ 672
         Interest income recognized on impaired loans                             $   2                  $  33
         Cash basis interest income recognized on impaired loans                  $   2                  $  33

(4)      Deposits

         Deposits consist of the following major classifications:

                                                                        March 31, 2001      December 31, 2000
                                                                        --------------      -----------------
         Demand deposits                                                    $  612,087            $   608,137
         Savings deposits                                                      182,613                173,783
         Time certificates under $100,000                                      445,839                435,128
         Time certificates $100,000 or more                                    180,274                193,819
                                                                            ----------            -----------
           Total                                                            $1,420,813            $ 1,410,867
                                                                            ==========            ===========

         Of  the  total  demand   deposits,   approximately,   $247,771,000  and
         $254,334,000 are non-interest bearing at March 31, 2001 and December 31, 2000, respectively.

(5)      Other Comprehensive Income

         The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Total comprehensive income for the three-month periods ended March 31, 2001 and 2000 amounted to $8,136,000 and $4,858,000, respectively.

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

                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                         ---------------
                                                                                     2001                 2000
                                                                                  ----------           ---------

         Net income                                                               $    1,282          $    2,312

         Dilutive stock options outstanding                                          982,108             950,833
         Average exercise price per share                                             $ 5.49             $  4.77
         Average market price - diluted basis                                         $ 8.55             $  7.47

         Average common shares outstanding                                         9,794,908           9,640,272
         Increase in shares due to exercise of options - diluted basis               224,414             231,130
                                                                                  ----------           ---------
         Adjusted shares outstanding - diluted                                    10,019,322           9,871,402

         Net income per share - basic                                             $     0.13          $     0.24
         Net income per share - diluted                                           $     0.13          $     0.23


(7)      Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt

         The sole asset of Sun Trust I is $28,750,000 principal amount of 9.85% Junior Subordinated Debentures issued by the Company that mature on March 31, 2027. At March 31, 2001 and December 31, 2000, the Company had repurchased 28,400 shares.

         The sole asset of Sun Trust II is $29,900,000 principal amount of 8.875% Junior Subordinated Debentures issued by the Company that mature on December 31, 2028. At March 31, 2001 and December 31, 2000, the Company had repurchased 61,300 shares.

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

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

         Total assets at March 31, 2001 decreased by $51.4 million to $1.95 billion as compared to $2.00 billion at December 31, 2000. The decrease was primarily due to a decrease in investment securities of $55.6 million and other assets of $7.8 million, partially offset by an increase in loans receivable of $21.1 million. The 2.6% decrease in total assets from December 31, 2000 to March 31, 2001 reflects the Company's continuing focus on overall balance sheet and capital management. Continuing its strategy implemented during the later part of 2000, the Company concentrated on growth of its core businesses, with emphasis on commercial lending and retail banking, while also deleveraging the balance sheet through a reduction in investments and borrowings.

         Cash and cash equivalents increased $2.0 million, from $69.6 million at December 31, 2000 to $67.6 million at March 31, 2001.

         Investment securities available for sale decreased $55.6 million, from $748.6 million at December 31, 2000 to $692.9 million at March 31, 2001. The interest rate reductions during the first quarter 2001 continued to avail the Company with opportunities to reduce its interest rate risk and improve its capital and liquidity positions through a net reduction in investments. This decrease was primarily the result of $70.5 million of security calls, $38.0 million of principal maturities and $20.0 million in proceeds from the sale of securities, partially offset with $61.6 million of security purchases.

         Net loans receivable at March 31, 2001 amounted to $1,052.8 million, an increase of $21.1 million from $1,031.7 million at December 31, 2000. The increase was primarily from increased originations of commercial and industrial loans. The ratio of non-performing assets to total loans and real estate owned at March 31, 2001 was 0.53% compared to 0.58% at December 31, 2000. The decrease was the result of a lower amount of non- performing assets and a higher level of loans at March 31, 2001. The ratio of allowance for loan losses to total non-performing loans was 238.84% at March 31, 2001 compared to 217.92% at December 31, 2000. The increase in this ratio was the result of a higher level of allowance for loan losses at March 31, 2001. The ratio of allowance for loan losses to total loans was 1.04% at March 31, 2001 compared to 1.02% at December 31, 2000.

         Excess of cost over fair value of assets acquired decreased $2 million from $52.8 million at December 31, 2000 to $50.9 million at March 31, 2001. The decrease was a result of scheduled amortization.

         Total liabilities at March 31, 2001 amounted to $1.77 billion compared to $1.83 billion at December 31, 2000, a decrease of $59.8 million.

         Total deposits amounted to $1.42 billion at March 31, 2001, reflecting a $9.9 million increase over December 31, 2000 deposits of $1.41 billion.

          Securities sold under agreement to repurchase decreased $71.2 million from $357.0 million at December 31, 2000 to $285.7 at March 31, 2001. The overall decrease in borrowings resulted primarily from utilizing the net proceeds of the investment transactions during the first quarter of 2001 to reduce borrowings.

         Total shareholders' equity grew by $8.4 million, from $117.6 million at December 31, 2000, to $126.0 million at March 31, 2001. The increase was primarily the result of first quarter earnings amounting to $1.3 million augmented by a $6.9 million improvement in accumulated other comprehensive loss.

Liquidity and Capital Resources

         Liquidity management is a daily and long-term business function. The Company's liquidity, represented in part by cash and cash equivalents, is a product of its operating, investing and financing activities. Proceeds from repayment and maturities of loans, sales and maturities of investment securities, net income and increases in deposits and borrowings are the primary sources of liquidity of the Company.

         The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $67.6 million at March 31, 2001, the Company has additional secured borrowing capacity with the FHLB and other sources. The substantial increase in liquidity resulting from recent investment securities calls and sales has a negative impact on earnings resulting from lower interest rate spread. Management will continue to monitor the Company's liquidity in order to maintain it at a level that is adequate but not excessive.

         Prior to the year 2000, the rate of growth of the Company, primarily in commercial loans, outpaced the internal growth of the Company's capital. Prior to 2000, capital was supplemented through the issuance of trust preferred securities and common stock. During 2000, the Company implemented new strategies in an attempt to manage its asset growth rate relative to its internal capital generation.

         In accordance with its capital plan it is the Company's intention to maintain "well-capitalized" risk-based capital levels. The Company has also considered a plan for contingency capital needs, and when appropriate, the Company's Board of Directors may consider various capital raising alternatives.


Comparison of Operating Results for the Three Months Ended March 31, 2001 and 2000.

         Net income decreased by $1.0 million for the three months ended March 31, 2001 to $1.3 million from $2.3 million for the three months ended March 31, 2000 primarily due to a decrease in net interest income and increase in the provision for loan losses. Net interest income decreased $616,000 and the provision for loan losses increased $511,000 for the three months ended March 31, 2001 compared to the same period in 2000. Other income decreased by $37,000 to $2.23 million for the three months ended March 31, 2001 as compared to $2.27 million for the three months ended March 31, 2000. Other expenses increased by $325,000 to $13.6 million for the three months ended March 31, 2001 as compared to $13.3 million for the three months ended March 31, 2000.

         Net Interest Income. The decrease in net interest income (on a tax-equivalent basis) from March 31, 2001 compared to March 31, 2000 was due to a $900,000 decrease in interest income (on a tax-equivalent basis) partially offset by a $200,000 decrease in interest expense.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances. Dollar amounts are in thousands.

                                           At or for the three months ended       At or for the three months ended
                                                     March 31, 2001                        March 31, 2000
                                           --------------------------------       ---------------------------------

                                              Average                Average       Average               Average
                                              Balance  Interest   Yield/Cost       Balance   Interest Yield/Cost
                                              -------  --------   ----------       -------   -------- ----------
Interest-earning assets:
     Loans receivable (1), (2)             $1,054,631   $22,732     8.62 %      $  939,256    $20,455    8.71 %
     Investment securities (3)                743,118    12,260     6.60           874,499     15,677    7.17
     Federal funds sold                        16,473       225     5.46             1,090         15    5.51
                                           ----------   -------                 ----------    -------
                                            1,814,222    35,217     7.76         1,814,845     36,147    7.97
     Non-interest-earning assets              145,237                              185,944
                                           ----------                           ----------
                                           $1,959,459                           $2,000,789
                                           ==========                           ==========

Interest-bearing liabilities:
     Interest-bearing deposit accounts     $1,168,556    13,988     4.79 %      $1,072,410     11,474    4.28 %
     Borrowed money                           360,505     5,123     5.68           539,358      7,845    5.82
     Guaranteed preferred beneficial
       interest                                57,327     1,360     9.49            57,396      1,359    9.47
                                           ----------   -------                 ----------    -------
                                            1,586,388    20,471     5.16         1,669,164     20,678    4.96
                                                        -------                               -------
Non-interest-bearing liabilities              252,218                              241,853
                                           ----------                           ----------
                                            1,838,606                            1,911,017
Shareholders' equity                          120,853                               89,772
                                           ----------                           ----------
                                           $1,959,459                           $2,000,789
                                           ==========                           ==========
Net interest income                                     $14,746                               $15,469
                                                        =======                               =======
Interest rate spread (4)                                            2.60 %                               3.01 %
                                                                    ====                                 ====
Net yield on interest earning assets (5)                            3.25 %                               3.41 %
                                                                    ====                                 ====
Ratio of average interest-earning assets
     to average interest-bearing
     liabilities                                                  114.36 %                             108.73 %
                                                                  ======                               ======

(1)  Average balances include non-accrual loans
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(5) Net yield on interest earning assets represents net interest income as a percentage of average interest-earning assets


         Interest income (on a tax-equivalent basis) decreased $930,000 or 2.6% to $35.2 million for the three months ended March 31, 2001 compared to $36.1 million for the same period in 2000. Interest income (on a tax-equivalent basis) on investment securities decreased $3.4 million caused by a reduction in the average balance from $874.5 million at March 31, 2000 to $743.1 million at March 31, 2001 with a decrease in yield of 57 basis points. Offsetting this decrease was an increase of interest income on loans receivable of $2.3 million due from an increase in average balance of loans receivable from $939.3 million at March 31, 2000 to $1.1 billion at March 31, 2001 offset by a slight decrease in yield.

         Interest expense decreased $207,000 or 1.0% to $20.5 million for the three months ended March 31, 2001 compared to $20.7 million for the same period in 2000. Interest expense on interest-bearing deposit accounts increased $2.5 million caused by an increase in the average balance from $1.1 billion at March 31, 2000 to $1.2 billion at March 31, 2001 with an increase in cost of 51 basis points. Offsetting this increase was a decrease of interest expense on borrowed money of $2.7 million due to a decrease in average balance of borrowed money from $539,000 at March 31, 2000 to $360,000 at March 31, 2001 with a decrease in cost of funds of 14 basis points.

         The change in the average balances of the interest-earning assets and the interest-bearing liabilities reflects the Company's continuing focus on overall balance sheet management. Continuing its strategy implemented during the later part of 2000, the Company concentrated on growth of its core businesses, with emphasis on commercial lending and retail banking, while also deleveraging the balance sheet through a reduction in investments and borrowings.

         The decrease in interest rate spread for the three months ended March 31, 2001, compared to the same period in 2000, was primarily due to the decreases in interest rates. Because the Company's interest-earning assets repriced faster than the interest-bearing liabilities, the yields decreased faster than of cost of funds.

         Provision for Loan Losses. For the three months ended March 31, 2001, the provision for loan losses amounted to $1.3 million, an increase of $511,000, compared to $785,000 for the same period in 2000. This increase is a result of continued loan growth and the recognition of the challenges facing borrowers in the current economy. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.


         Other Income. Other income decreased $37,000 for the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000. In most part, the decrease was a result of lower mortgage banking fees, offset by an increase in the volume of service charges on deposit accounts. In addition, gain on the sale of investment securities amounted to $50,000 for the three months ended March 31, 2001 compared to a loss of $2,000 in the same period of 2000.

         Other Expenses. Other expenses increased $325,000, to $13.6 million for the three months ended March 31, 2001 as compared to $13.3 million for the same period in 2000. Of the increase, $282,000 was in occupancy expense due to extreme weather-related expenditures and $117,000 was in salaries and employee benefits due to internal growth.

         Income Taxes. Applicable income taxes decreased $459,000 for the three months ended March 31, 2001 as compared to the same period in 2000. The decrease resulted from lower pre-tax earnings and a decrease in the Company's effective tax rate. The decrease in the effective tax rate was attributable to various miscellaneous tax to book differences.


Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

         The Company's exposure to interest rate risk results from the difference in maturities and repricing characteristics of the interest-bearing liabilities and interest-earning assets and the volatility of interest rates. Because the Company's assets have shorter maturity or repricing terms than its liabilities, the Company's earnings will tend to be negatively affected during periods of declining interest rates. Conversely, this mismatch should benefit the Company during periods of increasing interest rates. Management monitors the relationship between the interest rate sensitivity of the Company's assets and liabilities. In this regard, the Company emphasizes the origination of short-term commercial loans and revolving home equity loans and de-emphasizes the origination of long-term mortgage loans.

Gap Analysis

         Banks have become increasingly concerned with the extent to which they are able to match maturities or repricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring a bank's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. On at least a quarterly basis, the Banks monitor their gap, primarily their six-month and one-year maturities.

         Management and the Board of Directors monitor the Company's gap position quarterly. The Asset/Liability Committees of the Banks' Boards of Directors discuss, among other things, interest rate risk. The Banks also use simulation models to measure the impact of potential changes of up to 300 basis points in interest rates on net interest income. Sudden changes to interest rates should not have a material impact to results of operations. Should Sun or Sun Delaware experience a positive or negative mismatch in excess of the approved range, they have a number of remedial options. They have the ability to reposition their investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. They can attract variable- or fixed-rate loan products as appropriate. The Banks can also price deposit products to attract deposits with maturity characteristics that can lower their exposure to interest rate risk.

         At March 31, 2001, the Company had a positive position with respect to its exposure to interest rate risk. Total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing during the same time period by $181.2 million, representing a positive cumulative one-year gap ratio of 9.28%. As a result, the cost of interest-bearing liabilities of the Company should adjust to changes in interest rates at a slower rate than yield on interest-earning assets of the Company.

         The following table summarizes the maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2001. All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility resulting in insignificant changes to levels of core deposits and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits into categories noted below. Management's allocation is based on the estimated effective duration.

                                                          Maturity/Repricing Time Periods
                                         0-3 Months   4-12 Months      1-5 Years    Over 5 Yrs.          Total
                                         ----------   -----------      ---------    -----------          -----

Loans receivable                          $ 375,173     $ 142,458      $ 504,858      $  41,303    $ 1,063,792
Investment securities                       549,598        36,807         42,433        100,112        728,950
Federal funds sold                            1,800             -              -             -           1,800
                                          ---------    ----------      ---------     ----------      ---------
  Total interest-earning assets             926,571       179,265        547,291        141,415      1,794,542
                                          ---------    ----------      ---------     ----------      ---------

Interest-bearing demand deposits            109,449        27,951        161,116         65,800        364,316
Savings deposits                              3,997        12,161         67,840         98,615        182,613
Time certificates                           128,240       355,797        138,200          2,786        626,113
Federal Home Loan Bank Advances                  34           105         20,644         28,317         49,100
Loan payable                                  1,160                                                      1,160
Securities sold under agreements
  to repurchase                             285,746             -              -              -        285,746
                                          ---------    ----------      ---------     ----------      ---------
 Total interest-bearing liabilities         528,626       396,014        388,890        195,518      1,509,048
                                          ---------    ----------      ---------     ----------      ---------
Periodic Gap                              $ 397,945    $ (216,749)     $ 158,401     $  (54,103)     $ 285,494
                                          =========    ==========      =========     ==========      =========
Cumulative Gap                            $ 397,945     $ 181,196      $ 339,597      $ 285,494
                                          =========     =========      =========      =========
Cumulative Gap Ratio                        20.39 %         9.28 %       17.40 %        14.63 %
                                          =========     =========      =========      =========

                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings

         The Company is not engaged in any legal proceedings of a material nature at March 31, 2001. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2   Changes in Securities and Use of Proceeds

         Not applicable


Item 3   Defaults upon Senior Securities

         Not applicable


Item 4   Submission of Matters to a Vote of Security Holders

         Not applicable


Item 5   Other Information

         Not applicable


Item 6   Exhibits and Reports on Form 8-K


         The following current reports on Form 8-K were filed during the quarter ended March 31, 2001:

                  The Company filed a Current Report on Form 8-K on February 22, 2001 announcing the appointment of a new President and Chief Executive Officer.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date       May 11, 2000                    Sun Bancorp, Inc.
    --------------------------------       -------------------------------------
                                           (Registrant)




                                           /s/ Thomas A. Bracken
                                           -------------------------------------
                                           Thomas A. Bracken
                                           President and Chief Executive Officer





Date         May 11, 2000                  /s/ Dan. A. Chila
    --------------------------------       -------------------------------------
                                           Dan A. Chila
                                           Executive Vice President and
                                           Chief Financial Officer