Form 10-Q
period 2001-06-30
SUN BANCORP INC /NJ/
filed 2001-08-14
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                                     -------------------

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------

Commission file number                      0 - 20957
                          ------------------------------------------------------

                                SUN BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                            52-1382541
---------------------------------------------              ---------------------
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
Yes      X       No
     ----------     ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock         10,330,825                 August 10, 2001
-----------------------------         ----------                 ---------------
         Class                  Number of shares outstanding          Date

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             June 30,    December 31,
                                                                              2001          2000
                                                                          -----------    -----------
                                                                             (Dollars in thousands)
ASSETS

Cash and due from banks                                                   $    77,186    $    66,417
Federal funds sold                                                             18,800          3,200
                                                                          -----------    -----------
  Cash and cash equivalents                                                    95,986         69,617
Investment securities available for sale (amortized cost -
  $651,140; 2001 and $764,711; 2000)                                          647,995        748,559
Loans receivable (net of allowance for loan losses -
  $14,128; 2001 and $10,636; 2000)                                          1,062,198      1,031,694
Restricted equity investments                                                  30,324         30,245
Bank properties and equipment, net                                             28,652         29,124
Real estate owned, net                                                            649          1,179
Accrued interest receivable                                                    13,080         16,614
Excess of cost over fair value of assets acquired, net                         48,899         52,839
Deferred taxes                                                                  8,172         10,635
Other assets                                                                   10,719         12,023
                                                                          -----------    -----------
TOTAL                                                                     $ 1,946,674    $ 2,002,529
                                                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                  $ 1,485,595    $ 1,410,867
Advances from the Federal Home Loan Bank                                       49,066         49,133
Loan payable                                                                    1,160          1,160
Securities sold under agreements to repurchase - FHLB                         125,706        255,145
Securities sold under agreements to repurchase - customers                     89,042        101,841
Other liabilities                                                              11,589          9,422
                                                                          -----------    -----------
  Total liabilities                                                         1,762,158      1,827,568
                                                                          -----------    -----------
Guaranteed preferred beneficial interest in Company's subordinated debt        57,327         57,327

SHAREHOLDERS' EQUITY
Preferred stock, none issued                                                        -              -
Common stock, $1 par value, 25,000,000 shares authorized,
  Issued and outstanding: 10,313,731 in 2001 and 10,086,537 in 2000            10,314         10,087
Surplus                                                                       107,795        105,841
Retained earnings                                                              11,156         15,839
Accumulated other comprehensive loss                                           (2,076)       (10,661)
Treasury stock at cost, 306,343 shares in 2000                                      -         (3,472)
                                                                          -----------    -----------
  Total shareholders' equity                                                  127,189        117,634
                                                                          -----------    -----------
TOTAL                                                                     $ 1,946,674    $ 2,002,529
                                                                          ===========    ===========

--------------------------------------------------------------------------------
    See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                   For the Three Months           For the Six Months
                                                                      Ended June 30,                Ended June 30,
                                                             ----------------------------   ----------------------------
                                                                 2001            2000           2001            2000
                                                             ------------    ------------   ------------    ------------
                                                                 (Dollars in thousands, except per share amounts)
INTEREST INCOME:
  Interest and fees on loans                                 $     22,150    $     22,434   $     44,857    $     42,889
  Interest on taxable investment securities                         9,267          13,431         20,227          27,271
  Interest on non-taxable investment securities                       494             682            985           1,397
  Interest on restricted equity investments                           422             771            966           1,537
  Interest on federal funds sold                                      495              45            720              60
                                                             ------------    ------------   ------------    ------------
    Total interest income                                          32,828          37,363         67,755          73,154
                                                             ------------    ------------   ------------    ------------
INTEREST EXPENSE:
  Interest on deposits                                             13,405          12,550         27,393          24,024
  Interest on short-term borrowed funds                             3,704           8,116          8,827          15,961
  Interest on guaranteed preferred beneficial interest
    in Company's subordinated debt                                  1,359           1,359          2,719           2,718
                                                             ------------    ------------   ------------    ------------
    Total interest expense                                         18,468          22,025         38,939          42,703
                                                             ------------    ------------   ------------    ------------

    Net interest income                                            14,360          15,338         28,816          30,451

PROVISION FOR LOAN LOSSES                                           3,684             585          4,980           1,370
                                                             ------------    ------------   ------------    ------------
    Net interest income after provision for loan losses            10,676          14,753         23,836          29,081
                                                             ------------    ------------   ------------    ------------
OTHER INCOME:
  Service charges on deposit accounts                               1,696           1,229          3,150           2,534
  Other service charges                                               100              38            192             143
  (Loss) gain on sale of bank properties and equipment                                 (8)            13              (3)
  Gain on sale of loans                                                                 4                              9
  Gain (loss) on sale of investment securities                         69                            119              (2)
  Other                                                               772             591          1,424           1,444
                                                             ------------    ------------   ------------    ------------
    Total other income                                              2,637           1,854          4,898           4,125
                                                             ------------    ------------   ------------    ------------
OTHER EXPENSES:
  Salaries and employee benefits                                    5,922           6,031         11,810          11,802
  Occupancy expense                                                 1,658           1,772          3,534           3,366
  Equipment expense                                                 1,225           1,201          2,459           2,503
  Data processing expense                                             816             788          1,574           1,592
  Amortization of excess of cost over fair value
    of assets acquired                                              1,971           1,971          3,940           3,940
  Other                                                             2,859           2,705          4,763           4,583
                                                             ------------    ------------   ------------    ------------
    Total other expenses                                           14,451          14,468         28,080          27,786
                                                             ------------    ------------   ------------    ------------

(LOSS)  INCOME BEFORE INCOME (BENEFIT) TAXES                       (1,138)          2,139            654           5,420
INCOME (BENEFIT) TAXES                                               (477)            564             33           1,533
                                                             ------------    ------------   ------------    ------------
NET (LOSS) INCOME                                            $       (661)   $      1,575   $        621    $      3,887
                                                             ============    ============   ============    ============

Basic earnings per share                                     $      (0.06)   $       0.15   $       0.06    $       0.38
                                                             ============    ============   ============    ============

Diluted earnings per share                                   $      (0.06)   $       0.15   $       0 06    $       0.38
                                                             ============    ============   ============    ============

Weighted average shares - basic                                10,309,462      10,185,494     10,297,057      10,153,889
                                                             ============    ============   ============    ============

Weighted average shares - diluted                              10,626,477      10,301,933     10,536,858      10,323,380
                                                             ============    ============   ============    ============

--------------------------------------------------------------------------------

See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the Six Months
                                                                                                   Ended June 30,
                                                                                              ------------------------
                                                                                                  2001         2000
                                                                                              ----------   -----------
                                                                                                 (In thousands)
OPERATING ACTIVITIES:
  Net income                                                                                  $     621    $   3,887
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                     4,980        1,370
    Provision for losses on real estate owned                                                       310           56
    Depreciation                                                                                  1,208        1,145
    Net (accretion) amortization of investment securities                                        (1,553)         214
    Amortization of excess cost over fair value of assets acquired                                3,940        3,940
    Gain on sale of loans                                                                                         (9)
    Proceeds from sale of loans held for sale                                                                    731
    (Gain) loss on sale of investment securities available for sale                                (119)           2
    (Gain) loss on sale of bank properties and equipment                                            (13)           3
    Write-down of book value of properties and equipment                                                         300
    Deferred income taxes                                                                        (1,959)      (1,090)
    Changes in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                                 3,534       (1,581)
      Other assets                                                                                1,304          401
      Other liabilities                                                                           2,167        1,203
                                                                                              ---------    ---------
        Net cash provided by operating activities                                                14,420       10,572
                                                                                              ---------    ---------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                        (112,476)
  Purchases of mortgage-backed securities available for sale                                    (72,704)
  (Purchases) redemption of restricted equity securities                                            (79)      14,551
  Proceeds from maturities of investment securities available for sale                          162,678        5,438
  Proceeds from maturities of mortgage-backed securities available for sale                                   11,026
  Proceeds from sale of investment securities available for sale                                137,745        3,139
  Net increase in loans                                                                         (35,538)     (79,994)
  Purchase of bank properties and equipment                                                        (749)      (1,319)
  Proceeds from the sale of bank properties and equipment                                            26          841
  Repurchases of Company's trust preferred securities                                                           (511)
  Proceeds from sale of real estate owned                                                           274          321
                                                                                              ---------    ---------
        Net cash provided by (used in) investing activities                                      79,177      (46,508)
                                                                                              ---------    ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                       74,728       67,425
  Net repayments under line of credit and repurchase agreements                                (142,305)     (26,525)
  Proceeds from exercise of stock options                                                           229
  Payments for fractional shares resulting in stock dividend                                         (4)         (17)
  Proceeds from issuance of common stock                                                            124          464
                                                                                              ---------    ---------
        Net cash (used in) provided by financing activities                                     (67,228)      41,347
                                                                                              ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        26,369        5,411
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   69,617       69,425
                                                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  95,986    $  74,836
                                                                                              =========    =========

--------------------------------------------------------------------------------
    See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except per share amounts, are in thousands.)

(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The unaudited condensed consolidated financial statements contained herein for Sun Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Sun Capital Trust ("Sun Trust I"), Sun Capital Trust II ("Sun Trust II"), Sun National Bank,
         Delaware ("Sun Delaware"), Sun National Bank ("Sun") and Sun's wholly-owned subsidiary Med-Vine, Inc. All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 2000. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001 or any other period.

         Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards
         (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142.

(2)      Loans

         The components of loans as of June 30, 2001 and December 31, 2000 were as follows:

                                             June 30, 2001  December 31, 2000
                                             -------------  -----------------
         Commercial and industrial              $  889,705         $  869,088
         Real estate-residential mortgages          78,061             78,753
         Installment                               108,560             94,489
                                                ----------         ----------
           Total gross loans                     1,076,326          1,042,330
         Allowance for loan losses                 (14,128)           (10,636)
                                                ----------         ----------
           Net Loans                            $1,062,198         $1,031,694
                                                ==========         ==========

         Non-accrual loans                        $  3,624           $  3,706

(3)      Allowance For Loan Losses

         Changes in the allowance for loan losses were as follows:

                                               For the six
                                              months ended   For the year ended
                                             June 30, 2001    December 31, 2000
                                             -------------    -----------------
         Balance, beginning of period              $10,636              $ 8,722
         Charge-offs                                (1,509)                (601)
         Recoveries                                     21                   35
                                                   -------              -------
           Net charge-offs                          (1,488)               ( 566)
         Provision for loan losses                   4,980                2,480
                                                   -------              -------
         Balance, end of period                    $14,128              $10,636
                                                   =======              =======

         The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under SFAS 114 and SFAS 118 issued by the FASB. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan.

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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                                      June 30, 2001       December 31, 2000
                                                                      -------------       -----------------
         Impaired loans with related reserve for loan
           losses calculated under SFAS No. 114                             $ 7,328                  $  808
         Impaired loans with no related reserve for loan
           losses calculated under SFAS No. 114                               2,334                   2,358
                                                                            -------                  ------
         Total impaired loans                                               $ 9,662                  $3,166
                                                                            =======                  ======

                                                                            For the six
                                                                           months ended    For the year ended
                                                                          June 30, 2001     December 31, 2000
                                                                          -------------    ------------------
         Average impaired loans                                                  $3,141                $2,389
         Interest income recognized on impaired loans                            $  304                $  101
         Cash basis interest income recognized on impaired loans                 $  321                $  107

(4)      Deposits

         Deposits consist of the following major classifications:

                                                                         June 30, 2001      December 31, 2000
                                                                         -------------      -----------------
         Demand deposits - interest bearing                                 $  406,378             $  353,803
         Demand deposits - non-interest bearing                                267,291                254,334
         Savings deposits                                                      213,241                173,783
         Time certificates under $100,000                                      442,568                435,128
         Time certificates $100,000 or more                                    156,117                193,819
                                                                            ----------             ----------
           Total                                                            $1,485,595             $1,410,867
                                                                            ==========             ==========

(5)      Other Comprehensive Income

         The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Total comprehensive income for the three-months ended June 30, 2001 and 2000 amounted to $1,070,000 and $1,376,000, respectively. Total comprehensive income for the six-months ended June 30, 2001 and 2000 amounted to $9,206,000 and $6,234,000, respectively.

(6)      Earnings Per Share

         Basic earnings per share is computed by dividing income available to shareholders (net income), by the weighted average number of shares of common stock net of treasury shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock net of treasury shares outstanding increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options (treasury stock method) along with the assumed tax benefit from the exercise of non-qualified options. These purchases were assumed to have been made at the average market price of the common stock, which is based on the daily closing price. Retroactive recognition has been given to market values, common stock outstanding and potential common shares for periods prior to the date of the Company's stock dividends. In May 2001, the Company declared a 5% stock dividend for which treasury shares were reissued resulting in offsetting decreases in treasury stock and retained earnings of $5.2 million.

                                                                               For the                       For the
                                                                            Three Months                    Six Months
                                                                            Ended June 30,                 Ended June 30,
                                                                      -------------------------    --------------------------
(Dollars in thousands, except per share amounts)                           2001          2000             2001         2000
                                                                           ----          ----             ----         ----

Net (loss) income                                                        $(661)        $1,575             $621       $3,887

Dilutive stock options outstanding                                    1,338,065       901,422        1,304,174      960,616
Average exercise price per share                                          $5.72         $4.42            $5.79        $4.54
Average market price                                                      $9.07         $6.42            $8.60        $6.67

Average common shares outstanding                                    10,309,462    10,185,494       10,297,057   10,153,889
Increase in shares due to exercise of options - diluted basis           317,015       116,439          239,801      169,491
                                                                        -------       -------          -------      -------
Adjusted shares outstanding - diluted                                10,626,477    10,301,933       10,536,858   10,323,380

Net earnings per share - basic                                           $(0.06)         $0.15           $0.06        $0.38
Net earnings per share - diluted                                         $(0.06)         $0.15           $0.06        $0.38

(7)      Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt

         The sole asset of Sun Trust I is $28,750,000 principal amount of 9.85% Junior Subordinated Debentures issued by the Company that mature on March 31, 2027. At June 30, 2001 and December 31, 2000, the Company had repurchased 28,400 shares.

         The sole asset of Sun Trust II is $29,900,000 principal amount of 8.875% Junior Subordinated Debentures issued by the Company that mature on December 31, 2028. At June 30, 2001 and December 31, 2000, the Company had repurchased 61,300 shares.

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

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         Total assets at June 30, 2001 decreased by $55.9 million to $1.95 billion as compared to $2.00 billion at December 31, 2000. The decrease was primarily due to a decrease in investment securities of $100.6 million, partially offset by an increase in loans receivable of $30.5 million and cash and cash equivalents of $26.4 million. The 2.8% decrease in total assets from December 31, 2000 to June 30, 2001 reflects the Company's continuing focus on overall balance sheet and capital management. Continuing its strategy implemented during the later part of 2000, the Company concentrated on growth of its core businesses, with emphasis on commercial lending and retail banking, while also deleveraging the balance sheet through a reduction in investments and borrowings.

         Cash and cash equivalents increased $26.4 million, from $69.6 million at December 31, 2000 to $96.0 million at June 30, 2001, primarily due to the increase in Federal funds sold of $15.6 million, which represents temporary liquidity from the sales, calls and maturities of investment securities.

         Investment securities available for sale decreased $100.6 million, from $748.6 million at December 31, 2000 to $648.0 million at June 30, 2001. The interest rate reductions continued during the second quarter 2001, giving the Company more opportunities to reduce its interest rate risk and improve its capital and liquidity positions through a net reduction in investments. This decrease was primarily the result of $72.7 million of security calls, $162.7 million of principal maturities, and $65.0 million in proceeds from the sale of securities, partially offset with $185.2 million of security purchases.

         Net loans receivable at June 30, 2001 amounted to $1.06 billion, an increase of $30.5 million from $1.03 billion at December 31, 2000. Gross loans increased $34.0 million, or 3.3%, primarily from increased originations of commercial and industrial loans, while the allowance for loan losses increased $3.5 million during the same period. The ratio of non-performing assets to total loans and real estate owned at June 30, 2001 was 0.45% compared to 0.58% at December 31, 2000. The decrease was the result of a lower amount of non-performing assets and a higher level of loans at June 30, 2001. The ratio of allowance for loan losses to total non-performing loans was 333.39% at June 30, 2001 compared to 217.92% at December 31, 2000. The increase in this ratio was the result of a lower amount of non-performing assets and a higher level of allowance for loan losses at June 30, 2001. The ratio of allowance for loan losses to total loans was 1.31% at June 30, 2001 compared to 1.02% at December 31, 2000. The increase in this ratio was the result of a higher level of allowance for loan losses at June 30, 2001.

         Accrued interest receivable decreased $3.5 million from $16.6 million at December 31, 2000 to $13.1 million at June 30, 2001. The decrease was a direct result of the decrease in investment securities.

         Excess of cost over fair value of assets acquired decreased $3.9 million from $52.8 million at December 31, 2000 to $48.9 million at June 30, 2001. The decrease was a result of scheduled amortization.

         Total liabilities at June 30, 2001 amounted to $1.76 billion compared to $1.83 billion at December 31, 2000, a decrease of $65.4 million.

         Total deposits amounted to $1.49 billion at June 30, 2001, reflecting a $74.7 million increase over December 31, 2000 deposits of $1.41 billion. Savings and interest bearing deposits increased $92.0 million, primarily as a result of our second quarter advertising campaign. Non-interest deposits increased $13.0 million due to increases in small business and cash management products. Offsetting these increases was a $37.7 million decrease in jumbo certificate of deposits. The decrease is attributable to our lowering the rates offered on jumbo certificates of deposits while at the same time offering competitive rates on savings and checking accounts during the second quarter 2001.

          Securities sold under agreement to repurchase - FHLB decreased $129.4 million from $255.1 million at December 31, 2000 to $125.7 at June 30, 2001. The decrease in the amount of FHLB repurchase agreements resulted primarily from utilizing the net proceeds of the investment transactions during the first and second quarters of 2001 to reduce borrowings.

         Securities sold under agreement to repurchase - customers decreased $12.8 million from $101.8 million at December 31, 2000 to $89.0 million at June 30, 2001, reflecting the seasonality of these deposits.

         Total shareholders' equity grew by $9.6 million, from $117.6 million at December 31, 2000, to $127.2 million at June 30, 2001. The increase was primarily the result of an $8.6 million improvement in accumulated other comprehensive loss.

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

         The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $96.0 million at June 30, 2001, the Company has additional secured borrowing capacity with the FHLB and other sources. The substantial increase in liquidity resulting from recent investment securities calls and sales has a negative impact on earnings resulting from lower interest rate spread. Management will continue to monitor the Company's liquidity in order to maintain it at a level that is adequate but not excessive.

         Prior to the year 2000, the rate of growth of the Company, primarily in commercial loans, outpaced the internal growth of the Company's capital. Prior to 2000, capital was supplemented through the issuance of trust preferred securities and common stock. During 2000, the Company implemented new strategies of deleveraging the balance sheet and concentrating on growing core businesses in an attempt to manage its asset growth rate relative to its internal capital generation.

         In accordance with its capital plan it is the Company's intention to maintain "well-capitalized" risk-based capital levels. The Company has also considered a plan for contingency capital needs, and when appropriate, the Company's Board of Directors may consider various capital raising alternatives.


Comparison  of  Operating  Results for the Three  Months Ended June 30, 2001 and
2000.

         Net income (loss) decreased by $2.2 million for the three months ended June 30, 2001 to ($661,000) from $1.6 million for the three months ended June 30, 2000 primarily due to an increase in the provision for loan losses of $3.1 million, a decrease in net interest income of $978,000, partially offset by an increase in service charge on deposit accounts of $467,000.

         Net Interest Income. The decrease in net interest income (on a tax-equivalent basis) for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 was due to a $4.6 million decrease in interest income (on a tax-equivalent basis) partially offset by a $3.6 million decrease in interest expense.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                            At or for the three months ended     At or for the three months ended
                                                     June 30, 2001                          June 30, 2000
                                            --------------------------------     ---------------------------------
                                              Average              Average         Average             Average
                                              Balance  Interest   Yield/Cost       Balance   Interest Yield/Cost
                                              -------  --------   ----------       -------   -------------------
Interest-earning assets:
     Loans receivable (1), (2)             $1,070,996   $22,150     8.27 %      $  996,606    $22,434     9.00  %
     Investment securities (3)                709,470    10,433     5.88           907,377     15,219     6.71
     Federal funds sold                        46,580       495     4.25             2,921         45     6.16
                                           ----------   -------                 ----------    -------
                                            1,827,046    33,078     7.24         1,906,904     37,698     7.91
     Non-interest-earning assets              148,961                              140,384
                                           ----------                           ----------
                                           $1,976,007                           $2,047,288
                                           ==========                           ==========
Interest-bearing liabilities:
     Interest-bearing deposit accounts     $1,205,929    13,405     4.45  %     $1,118,287     12,550     4.49  %
     Borrowed money                           320,962     3,704     4.62           525,380      8,116     6.18
     Guaranteed preferred beneficial
       interest in Company's
       subordinated debt                       57,327     1,359     9.48            57,327      1,359     9.48
                                           ----------   -------                 ----------    -------
                                            1,584,218    18,468     4.66         1,700,994     22,025     5.18
                                                        -------                               -------
Non-interest-bearing liabilities              267,803                              252,876
                                           ----------                           ----------
                                            1,852,021                            1,953,870
Shareholders' equity                         123,986                                93,418
                                           ----------                           ----------
                                           $1,976,007                           $2,047,288
                                           ==========                           ==========
Net interest income                                     $14,610                               $15,673
                                                        =======                               =======
Interest rate spread (4)                                            2.58 %                                2.73 %
                                                                  ======                                ======
Net yield on interest earning assets (5)                            3.20 %                                3.29 %
                                                                  ======                                ======
Ratio of average interest-earning assets
     to average interest-bearing
     liabilities                                                  115.33 %                              112.11 %
                                                                  ======                                ======

(1)  Average balances include non-accrual loans
(2) Loan fees are included in interest income and the amount is not significant for this analysis
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(5) Net yield on interest earning assets represents net interest income as a percentage of average interest-earning assets

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate), (ii) changes in rate
(changes in rate multiplied by old average volume) and (iii) changes in rate-volume (changes in rate multiplied by the change in average volume).


                                                  Three months ended June 30,
                                            -----------------------------------------
                                                         2001 vs. 2000
                                            -----------------------------------------
                                                   Increase (Decrease) Due to
                                             ----------------------------------------

                                                                    Rate /
                                              Volume      Rate      Volume      Net
                                             -------    -------    -------    -------
Interest income:
  Loans receivable                           $ 1,844    $(1,639)   $  (489)   $  (284)
  Investment securities                       (3,915)    (2,213)     1,342     (4,786)
  Federal funds sold                             950        (08)      (492)       450
                                             -------    -------    -------    -------
    Total interest-earning assets            $(1,122)   $(3,859)   $   362    $(4,620)
                                             -------    -------    -------    -------
Interest expense:
  Deposit accounts                           $ 1,008    $  (116)   $   (36)   $   855
  Borrowings:                                 (4,058)    (2,638)     2,284     (4,412)
  Guaranteed preferred beneficial
   interest in Company's subordinated debt         -          -          -       (113)
                                             -------    -------    -------    -------
    Total interest-bearing liabilities       $(3,050)   $(2,754)   $ 2,248    $(3,557)
                                             -------    -------    -------    -------

Change in net interest income                $ 1,928    $(1,105)   $(1,886)   $(1,063)
                                             =======    =======    =======    =======

         For the three-month period ended June 30, 2001, the average Prime rate was 7.328%, as compared to 9.250% for the same period in 2000. This difference in average Prime rate was primarily responsible for a $3.9 million decrease in interest income and a $2.6 million decrease in interest expense on borrowings. The decrease in interest rates on deposit accounts was partially offset by very competitive interest rates offered to customers during the advertising promotion in 2001.

         Interest income (on a tax-equivalent basis) decreased $4.6 million or 12.3% to $33.1 million for the three months ended June 30, 2001 compared to $37.7 million for the same period in 2000. The decrease in interest income was primarily due to the decrease in interest rates, which produced a decreased yield of 67 basis points, as well as a reduction in the average balance of investment securities from $907.4 million at June 30, 2000 to $709.5 million at June 30, 2001. These decreases were partially offset by an increase in the average balance of loans receivable of $74.4 million from $996.6 million at June 30, 2000 to $1,071.0 million at June 30, 2001 and by an increase in Federal funds sold of $43.7 million from $2.9 million at June 30, 2000 to $46.6 million at June 30, 2001.

         Interest expense decreased $3.6 million or 16.1% to $18.5 million for the three months ended June 30, 2001 compared to $22.0 million for the same period in 2000. The decrease in interest expense was primarily due to the decrease in interest rates, which produced a decreased cost of 52 basis points. Additionally, a decrease in the average balance of borrowed money from $525.4 million at June 30, 2000 to $321.0 million at June 30, 2001 contributed to the decrease in interest expense. Offsetting this decrease was an increase of $855,000 of interest expense on interest-bearing deposit accounts caused by an increase in the average balance from $1.1 billion at June 30, 2000 to $1.2 billion at June 30, 2001 with a slight decrease in cost of 4 basis points. As part of the Company's strategy to reduce long-term borrowings, the Company decreased the average balance of securities sold under agreements to repurchase
- FHLB of $153.8 million, from $345.6 million at June 30, 2000 to $191.8 million at June 30, 2001.

         The changes in the average balances of the interest-earning assets and the interest-bearing liabilities reflect the Company's continuing focus on overall balance sheet management. Continuing its strategy implemented during the later part of 2000, the Company concentrated on growth of its core businesses, with emphasis on commercial lending and retail banking, while also deleveraging the balance sheet through a reduction in investments and borrowings.

         The decrease in interest rate spread for the three months ended June 30, 2001, compared to the same period in 2000, was primarily due to the decrease in interest rates as the Company's interest-earning assets repriced faster than the interest-bearing liabilities.

         Provision for Loan Losses. For the three months ended June 30, 2001, the provision for loan losses amounted to $3.7 million, an increase of $3.1 million, compared to $585,000 for the same period in 2000. This increase is a result of continued loan portfolio growth, portfolio maturation, deterioration of several loans and the impact on the Company of the overall slowing trends of the national and regional economy. Management regularly performs an analysis and reviews its loan loss methodology to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Non-Interest Income. Other income increased $783,000 for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000. The increase was primarily the result of an increase in the volume of service charges of $529,000. In addition, gain on the sale of investment securities amounted to $69,000 for the three months ended June 30, 2001 compared to no activity for the same period of 2000.

         Income (Benefit) Taxes. Applicable income (benefit) taxes decreased $1.0 million for the three months ended June 30, 2001 as compared to the same period in 2000. The income tax benefit of ($477,000) for the period ended June 30, 2001 was due to a net loss before taxes, as compared to an income tax of $564,000 resulting from pre-tax earnings for the three months ended June 30, 2000. In addition, the Company's effective tax rate changed due to various miscellaneous tax to book differences and the proportion of tax-free municipal income to income (loss) before taxes.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000.

         General. Net income decreased by $3.3 million for the six months ended June 30, 2001 to $621,000 from $3.9 million for the six months ended June 30, 2000. Net interest income decreased $1.6 million and the provision for loan losses increased $3.6 million for the six months ended June 30, 2001 compared to the same period in 2000. Other income increased by $773,000 to $4.9 million for the six months ended June 30, 2001 as compared to $4.1 million for the six months ended June 30, 2000. Other expenses increased by $294,000 to $28.1 million for the six months ended June 30, 2001 as compared to $27.8 million for the six months ended June 30, 2000.

         Net Interest Income. The decrease in net interest income (on a tax-equivalent basis) for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 was due to a $5.6 million decrease in interest income (on a tax-equivalent basis) partially offset by a $3.8 million decrease in interest expense.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                           At or for the six months ended         At or for the six months ended
                                                  June 30, 2001                          June 30, 2000
                                         --------------------------------       ---------------------------------

                                              Average              Average         Average             Average
                                              Balance  Interest   Yield/Cost       Balance   Interest Yield/Cost
                                              -------  --------   ----------       -------   -------- ----------
Interest-earning assets:
     Loans receivable (1), (2)             $1,062,814   $44,857     8.44 %      $  967,931    $42,889    8.86 %
     Investment securities (3)                726,294    22,677     6.24           913,133     30,925    6.77
     Federal funds sold                        31,527       720     4.57             2,005         60    5.99
                                           ----------   -------                 ----------    -------
                                            1,820,635    68,254     7.50         1,883,069     73,874    7.85
     Non-interest-earning assets              147,099                              140,969
                                           ----------                           ----------

                                           $1,967,734                           $2,024,038
                                           ==========                           ==========

Interest-bearing liabilities:
     Interest-bearing deposit accounts     $1,187,242    27,393     4.61 %      $1,095,349     24,024    4.39  %
     Borrowed money                           340,734     8,827     5.18           532,369     15,961    6.00
     Guaranteed preferred beneficial
       interest in Company's
       subordinated debt                       57,327     2,719     9.49            57,362      2,718    9.48
                                           ----------   -------                 ----------    -------
                                            1,585,303    38,939     4.91         1,685,080     42,703    5.07
                                                        -------                               -------
Non-interest-bearing liabilities              260,011                              247,363
                                           ----------                           ----------
                                            1,845,314                            1,932,443
Shareholders' equity                          122,420                               91,595
                                           ----------                           ----------
                                           $1,967,734                           $2,024,038
                                           ==========                           ==========

Net interest income                                    $29,315                                $31,171
                                                       =======                                =======
Interest rate spread (4)                                            2.59 %                               2.78 %
                                                                  ======                               ======
Net yield on interest earning assets (5)                            3.22 %                               3.31 %
                                                                  ======                               ======
Ratio of average interest-earning assets
     to average interest-bearing
     liabilities                                                  114.84 %                             111.75 %
                                                                  ======                               ======

(1)  Average balances include non-accrual loans
(2) Loan fees are included in interest income and the amount is not significant for this analysis
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(5) Net yield on interest earning assets represents net interest income as a percentage of average interest-earning assets

         The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate), (ii) changes in rate
(changes in rate multiplied by old average volume) and (iii) changes in rate-volume (changes in rate multiplied by the change in average volume).

                                                   Six months ended June 30,
                                            -----------------------------------------
                                                         2001 vs. 2000
                                            -----------------------------------------
                                                 Increase (Decrease) Due to
                                            -----------------------------------------
                                                                    Rate /
                                              Volume     Rate       Volume      Net
                                             -------    -------    -------    -------
Interest income:
  Loans receivable                           $ 4,330    $(1,976)   $  (386)   $ 1,968
  Investment securities                       (6,649)    (2,537)       938     (8,248)
  Federal funds sold                           1,023        (12)      (351)       660
                                             -------    -------    -------    -------
    Total interest-earning assets            $(1,295)   $(4,525)   $   200    $(5,620)
                                             -------    -------    -------    -------
Interest expense:
  Deposit accounts                           $ 1,954    $ 1,211    $   204    $ 3,369
  Borrowings:                                 (6,218)    (2,349)     1,433     (7,134)
  Guaranteed preferred beneficial
   interest in Company's subordinated debt        (2)         3          -          1
                                             -------    -------    -------    -------
    Total interest-bearing liabilities       $(4,266)   $(1,135)   $ 1,636    $(3,764)
                                             -------    -------    -------    -------
Change in net interest income                $ 2,971    $(3,390)   $(1,436)   $(1,856)
                                             =======    =======    =======    =======

         For the six-month period ended June 30, 2001, the average Prime rate was 7.965%, as compared to 8.973% for the same period in 2000. This difference in average Prime rate was primarily responsible for a $4.5 million decrease in interest income and a $2.3 million decrease in interest expense on borrowings. Interest expense on deposit accounts increased during the six-month period ended June 30, 2001 as compared to 2000 due to very competitive interest rates offered on money market accounts during the last half of 2000 and carried into 2001, and competitive rates of interest offered during the advertising campaign in 2001.

         Net interest income (on a tax-equivalent basis) decreased $1.9 million or 6.0% to $29.3 million for the six months ended June 30, 2001 compared to $31.2 million for the same period in 2000. The decrease is due primarily to the decrease in interest rates, which contributed to the decrease in yield of 35 basis points on the average interest-earning assets, partially offset by the decrease in interest-bearing liabilities cost of funds of 16 basis points. This accounted for the decrease in the interest rate spread from 2.78% for the six months ended June 30, 2000 to 2.59% for the same period in 2001. A change in the mix of interest-earning assets and interest-bearing liabilities had a slightly negative impact on the net interest margin, which declined 9 basis points to 3.22% for the six months ended June 30, 2001.

         The decrease in average interest-earning assets of $62.4 million reflects a decrease in investment securities of $186.8 million, partially offset by an increase of $94.9 million in average loans and $29.5 million in average federal funds sold. The funds received from the decrease in average investments were used primarily to decrease borrowings, and the average balance of borrowed money decreased $191.6 million. These increases to average loans and federal funds sold assets were funded by an increase of $91.9 million of average interest-bearing deposits and an increase of $14.5 million of average non-interest bearing deposits. The increase in these deposits reflects the second quarter 2001 advertising campaign.

         The decrease in interest rate spread for the six months ended June 30, 2001, compared to the same period 2000, was primarily due to the difference in maturities and repricing characteristics of the interest-bearing liabilities and interest-earning assets and the volatility of interest rates. During the declining interest environment of the first and second quarters of 2001, our interest rate spread declined due to our interest-earning assets that repriced faster than our interest-bearing deposits and borrowed money. The cost of funds on interest-bearing liabilities decreased 16 basis points from 5.07% for the six months ended June 30, 2000 to 4.91% for the same period in 2001, while the yield on the average interest-earning assets declined 35 basis points during the same time period.

         Provision for Loan Losses. For the six months ended June 30, 2001, the provision for loan losses amounted to $5.0 million, an increase of $3.6 million, compared to $1.4 million for the same period in 2000. This increase is a result of continued loan portfolio growth, portfolio maturation, deterioration of several loans and the impact on the Company of the overall slowing trends of the national and regional economy. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Non-Interest Income. Other income increased $773,000 for the six-month period ended June 30, 2001 compared to the same period in 2000. The increase was a primarily the result of an increase in the volume of service charges of $665,000. In addition, gain on the sale of investment securities amounted to $119,000 for the six months ended June 30, 2001 compared to a loss of $2,000 for the same period of 2000.

         Income Taxes. Applicable income taxes decreased $1.5 million for the six months ended June 30, 2001 as compared to the same period in 2000. The decrease resulted from lower pre-tax earnings. In addition, the Company's effective tax rate changed due to various miscellaneous tax to book differences and the proportion of tax-free municipal income to net income before taxes.

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

         At June 30, 2001, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing during the same time period by $53.4 million, representing a positive cumulative one-year gap ratio of 2.74%. As a result, the cost of interest-bearing liabilities of the Company should adjust to changes in interest rates at a slower rate than yield on interest-earning assets of the Company.

         The following table summarizes the maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2001. All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility resulting in insignificant changes to levels of core deposits and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits into categories noted below. Management's allocation is based on the estimated effective duration.

                                                          Maturity/Repricing Time Periods
                                         0-3 Months   4-12 Months      1-5 Years    Over 5 Yrs.          Total
                                         ----------   -----------      ---------    -----------          -----
Loans receivable                           $373,313     $ 130,471       $525,241       $ 47,301     $1,076,326
Investment securities                       396,345        19,877         68,041        197,201        681,464
Federal funds sold                           18,800             -              -              -         18,800
                                           --------     ---------       --------       --------     ----------
  Total interest-earning assets             788,458       150,348        593,282        244,502      1,776,590
                                           --------     ---------       --------       --------     ----------

Interest-bearing demand deposits            125,010        31,775        182,640         66,953        406,378
Savings deposits                              4,677        14,216         80,735        113,613        213,241
Time certificates                           178,483       315,208        102,424          2,570        598,685
Federal Home Loan Bank Advances                  35           107         20,653         28,271         49,066
Loan payable                                  1,160                                                      1,160
Securities sold under agreements
  to repurchase - FHLB                      125,706                                                    125,706
Securities sold under agreements
  to repurchase - customers                  89,042             -              -              -         89,042
                                           --------    ----------       --------       --------     ----------
 Total interest-bearing liabilities         524,113       361,306        386,452        211,407      1,483,278
                                           --------    ----------       --------       --------     ----------
Periodic Gap                               $264,345    $ (210,958)      $206,830       $ 33,095     $  293,312
                                           ========    ==========       ========       ========     ==========
Cumulative Gap                             $264,345    $   53,387       $260,217       $293,312
                                           ========    ==========       ========       ========
Cumulative Gap Ratio                        13.58 %        2.74 %        13.37 %        15.07 %
                                           ========      ========       ========       ========

                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings

         The Company is not engaged in any legal proceedings of a material nature at June 30, 2001. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2   Changes in Securities and Use of Proceeds

         Not applicable


Item 3   Defaults upon Senior Securities

         Not applicable


Item 4   Submission of Matters to a Vote of Security Holders

         The annual meeting of the shareholders of the Company was held on May 17, 2001 and the following matter was voted on:

Election of directors
                                               FOR              WITHHELD
                                               ---              --------
         Thomas A. Bracken                  9,046,459            143,909
         Bernard A. Brown                   9,046,459            143,909
         Ike Brown                          9,046,459            143,909
         Jeffrey S. Brown                   9,046,459            143,909
         Sidney R. Brown                    9,046,459            143,909
         Peter Galetto, Jr.                 9,046,459            143,909
         Anne E. Koons                      9,046,459            143,909
         Alfonse M. Mattia                  9,046,459            143,909
         John D. Wallace                    9,046,459            143,909



Item 5   Other Information

         Not applicable


Item 6   Exhibits and Reports on Form 8-K


         The following current reports on Form 8-K were filed during the quarter ended June 30, 2001:

                  The  Company  filed a  Current  Report  on Form 8-K on May 18,
         2001.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Sun Bancorp, Inc.
                                           -------------------------------------
                                           (Registrant)




Date       August 10, 2001                 /s/ Thomas A. Bracken
    ------------------------------         -------------------------------------
                                           Thomas A. Bracken
                                           President and Chief Executive Officer





Date       August 10, 2001                 /s/ Dan A. Chila
    ------------------------------         -------------------------------------
                                           Dan A. Chila
                                           Executive Vice President and
                                           Chief Financial Officer