Form 10-Q
period 2001-09-30
SUN BANCORP INC /NJ/
filed 2001-11-14
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2001
                                   ------------------

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

Commission file number           0 - 20957
                       ------------------------------------------------

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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
     -----         -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock         10,528,809                November 9, 2001
-----------------------------         ----------                ----------------
         Class                  Number of shares outstanding         Date

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      September 30,     December 31,
                                                                                               2001             2000
                                                                                               ----             ----
                                                                                            (Dollars in thousands)
ASSETS
Cash and due from banks                                                                  $   68,082       $   66,417
Federal funds sold                                                                           23,212            3,200
                                                                                         ----------       ----------
  Cash and cash equivalents                                                                  91,294           69,617
Investment securities available for sale (amortized cost -
  $648,721; 2001 and $764,711; 2000)                                                        653,965          748,559
Loans receivable (net of allowance for loan losses -
  $14,957; 2001 and $10,636; 2000)                                                        1,053,092        1,031,694
Restricted equity investments                                                                13,426           30,245
Bank properties and equipment, net                                                           28,510           29,124
Real estate owned, net                                                                          986            1,179
Accrued interest receivable                                                                  13,357           16,614
Excess of cost over fair value of assets acquired, net                                       46,954           52,839
Deferred taxes                                                                                5,905           10,635
Other assets                                                                                 10,855           12,023
                                                                                         ----------       ----------
TOTAL                                                                                    $1,918,344       $2,002,529
                                                                                         ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                                 $1,574,636       $1,410,867
Advances from the Federal Home Loan Bank                                                     49,031           49,133
Loan payable                                                                                  1,160            1,160
Securities sold under agreements to repurchase - FHLB                                             -          255,145
Securities sold under agreements to repurchase - customers                                   91,594          101,841
Other liabilities                                                                            11,943            9,422
                                                                                         ----------       ----------
  Total liabilities                                                                       1,728,364        1,827,568
                                                                                         ----------       ----------
Guaranteed preferred beneficial interest in Company's subordinated debt                      57,327           57,327

SHAREHOLDERS' EQUITY
Preferred stock, none issued                                                                      -                -
Common stock, $1 par value, 25,000,000 shares authorized,
  Issued and outstanding: 10,361,835 in 2001 and 10,086,537 in 2000                          10,362           10,087
Surplus                                                                                     108,011          105,841
Retained earnings                                                                            10,819           15,839
Accumulated other comprehensive income (loss)                                                 3,461          (10,661)
Treasury stock at cost, 306,343 shares in 2000                                                    -           (3,472)
                                                                                         ----------       ----------
  Total shareholders' equity                                                                132,653          117,634
                                                                                         ----------       ----------
TOTAL                                                                                    $1,918,344       $2,002,529
                                                                                         ==========       ==========

-----------------------------------------
See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                  For the Three Months            For the Nine Months
                                                                  Ended September 30,             Ended September 30,
                                                             ----------------------------   ----------------------------
                                                                 2001            2000           2001             2000
                                                             ------------    ------------   ------------    ------------
                                                                   (Dollars in thousands, except per share amounts)
INTEREST INCOME:
  Interest and fees on loans                                 $     21,564    $     21,973   $     66,421    $     64,862
  Interest on taxable investment securities                         8,210          14,319         28,437          41,590
  Interest on non-taxable investment securities                       481             656          1,466           2,053
  Interest on restricted equity investments                           140           1,219          1,106           2,756
  Interest on federal funds sold                                      629             310          1,349             370
                                                             ------------    ------------   ------------    ------------
    Total interest income                                          31,024          38,477         98,779         111,631
                                                             ------------    ------------   ------------    ------------
INTEREST EXPENSE:
  Interest on deposits                                             13,416          14,099         40,809          38,123
  Interest on short-term borrowed funds                             2,283           7,521         11,110          23,482
  Interest on guaranteed preferred beneficial interest
    in Company's subordinated debt                                  1,359           1,359          4,078           4,077
                                                             ------------    ------------   ------------    ------------
    Total interest expense                                         17,058          22,979         55,997          65,682
                                                             ------------    ------------   ------------    ------------
    Net interest income                                            13,966          15,498         42,782          45,949

PROVISION FOR LOAN LOSSES                                           2,640             525          7,620           1,895
                                                             ------------    ------------   ------------    ------------
    Net interest income after provision for loan losses            11,326          14,973         35,162          44,054
                                                             ------------    ------------   ------------    ------------
OTHER INCOME:
  Service charges on deposit accounts                               1,839           1,300          4,989           3,834
  Other service charges                                               104              37            296             108
  Gain on sale of bank properties and equipment                         3              12             16               9
  Gain on sale of loans                                                 -               8              -              17
  Gain (loss) on sale of investment securities                        156               -            275              (2)
  Other                                                               729             889          2,153           2,405
                                                             ------------    ------------   ------------    ------------
    Total other income                                              2,831           2,246          7,729           6,371
                                                             ------------    ------------   ------------    ------------
OTHER EXPENSES:
  Salaries and employee benefits                                    6,099           5,764         17,909          17,566
  Occupancy expense                                                 1,914           1,678          5,448           5,044
  Equipment expense                                                 1,293           1,327          3,752           3,830
  Data processing expense                                             758             824          2,332           2,416
  Amortization of excess of cost over fair value of assets
    acquired                                                        1,945           1,969          5,885           5,909
  Other                                                             2,786           2,103          7,549           6,686
                                                             ------------    ------------   ------------    ------------
    Total other expenses                                           14,795          13,665         42,875          41,451
                                                             ------------    ------------   ------------    ------------
(LOSS)  INCOME BEFORE INCOME (BENEFIT) TAXES                         (638)          3,554             16           8,974
INCOME (BENEFIT) TAXES                                               (300)          1,067           (267)          2,600
                                                             ------------    ------------   ------------    ------------
NET (LOSS) INCOME                                            $       (338)   $      2,487   $        283    $      6,374
                                                             ============    ============   ============    ============
Basic earnings per share                                     $      (0.03)   $       0.24   $       0.03    $       0.63
                                                             ============    ============   ============    ============
Diluted earnings per share                                   $      (0.03)   $       0.24   $       0.03    $       0.62
                                                             ============    ============   ============    ============
Weighted average shares - basic                                10,334,385      10,212,246     10,309,500      10,173,341
                                                             ============    ============   ============    ============
Weighted average shares - diluted                              10,880,335      10,433,771     10,629,711      10,360,984
                                                             ============    ============   ============    ============

------------------------------------
See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Nine months
                                                                                       Ended September 30,
                                                                                      ----------------------
                                                                                         2001        2000
                                                                                      ---------    ---------
                                                                                          (In thousands)
OPERATING ACTIVITIES:
  Net income                                                                          $     283    $   6,374
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                             7,620        1,895
    Provision for losses on real estate owned                                               310           61
    Depreciation                                                                          1,835        1,705
    Net (accretion) amortization of investment securities                                (2,137)         109
    Amortization of excess cost over fair value of assets acquired                        5,885        5,909
    Gain on sale of loans                                                                     -          (17)
    (Gain) loss on sale of investment securities available for sale                        (275)           2
    Gain on sale of bank properties and equipment                                           (16)          (9)
    Write-down of book value of properties and equipment                                      -          300
    Deferred income taxes                                                                (2,544)      (1,554)
    Changes in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                         3,257       (1,468)
      Other assets                                                                        1,168           87
      Other liabilities                                                                   2,521        3,685
                                                                                      ---------    ---------
        Net cash provided by operating activities                                        17,907       17,079
                                                                                      ---------    ---------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                (441,254)      (7,871)
  Redemption of restricted equity securities                                             16,819       14,551
  Proceeds from maturities, prepayments or
    calls of investment securities available for sale                                   399,042       26,029
  Proceeds from sale of investment securities available for sale                        160,614        3,906
  Proceeds from sale of loans                                                                 -          925
  Net increase in loans                                                                 (29,409)    (104,820)
  Purchase of bank properties and equipment                                              (1,236)      (1,442)
  Proceeds from the sale of bank properties and equipment                                    31          841
  Repurchases of Company's trust preferred securities                                         -         (511)
  Proceeds from sale of real estate owned                                                   274          426
                                                                                      ---------    ---------
        Net cash provided by (used in) investing activities                             104,881      (67,966)
                                                                                      ---------    ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                                              163,769      158,905
  Net repayments under line of credit and repurchase agreements                        (265,494)    (104,778)
  Proceeds from exercise of stock options                                                   468        1,056
  Payments for fractional shares resulting in stock dividend                                 (4)         (17)
  Reissuance of treasury stock                                                                -         (428)
  Proceeds from issuance of common stock                                                    150            -
                                                                                      ---------    ---------
        Net cash (used in) provided by financing activities                            (101,111)      54,738
                                                                                      ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                21,677        3,851
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           69,617       69,425
                                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  91,294    $  73,276
                                                                                      =========    =========


---------------------------------------
    See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except per share amounts, are in thousands.)

(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The unaudited condensed consolidated financial statements contained herein for Sun Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Sun Capital Trust ("Sun Trust I"), Sun Capital Trust II ("Sun Trust II"), Sun National Bank,
         Delaware ("Sun Delaware"), Sun National Bank ("Sun") and Sun's wholly-owned subsidiaries Med-Vine, Inc., 2020 Properties, L.L.C. and Sun Financial Services, L.L.C. All significant intercompany balances and transactions have been eliminated. The Company has received all necessary regulatory approvals to merge Sun Delaware into Sun. It is anticipated that this transaction will occur in the fourth quarter 2001.

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 2000. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001 or any other period.

         Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of the Accounting Principles Board (APB) No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement is effective for fiscal years beginning after December 15, 2001. The Company has not made a final determination of the impact of adopting this statement.

         In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Currently, the FASB is working to provide clarification and guidance on the implementation of certain issues of SFAS Nos. 141 and 142, including treatment of identified core deposit intangibles and unidentifiable intangible assets recognized in bank and thrift acquisitions. The Company is currently evaluating the provisions of SFAS 141, SFAS 142 and the proposed guidance. The Company has not made a final determination of the impact of adopting these statements.

(2)      Loans

         The components of loans as of September 30, 2001 and December 31, 2000 were as follows:

                                              September 30, 2001        December 31, 2000
                                              ------------------        -----------------
         Commercial and industrial                    $  876,836               $  869,088
         Real estate-residential mortgages                74,235                   78,753
         Installment                                     116,978                   94,489
                                                      ----------               ----------
           Total gross loans                           1,068,049                1,042,330
         Allowance for loan losses                       (14,957)                 (10,636)
                                                      ----------               ----------
           Net Loans                                  $1,053,092               $1,031,694
                                                      ==========               ==========

         Non-accrual loans                            $   13,568               $    3,706

(3)      Allowance For Loan Losses

         Changes in the allowance for loan losses were as follows:

                                                    For the nine
                                                    months ended     For the year ended
                                              September 30, 2001      December 31, 2000
                                              ------------------      -----------------
         Balance, beginning of period                    $10,636                $ 8,722
         Charge-offs                                      (3,356)                  (601)
         Recoveries                                           57                     35
                                                         -------                -------
           Net charge-offs                                (3,299)                  (566)
         Provision for loan losses                         7,620                  2,480
                                                         -------                -------
         Balance, end of period                          $14,957                $10,636
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                                 September 30, 2001        December 31, 2000
                                                                 ------------------        -----------------
         Impaired  loans  with  related  reserve  for
         loan losses calculated under SFAS No. 114                          $ 6,352                   $  808
         Impaired  loans with no related  reserve for
         loan losses calculated under SFAS No. 114                            6,704                    2,358
                                                                            -------                   ------
         Total impaired loans                                               $13,056                   $3,166
                                                                            =======                   ======


                                                           For the nine months ended       For the year ended
                                                                  September 30, 2001        December 31, 2000
                                                                  ------------------        -----------------

         Average impaired loans                                               $5,789                   $2,389
         Interest income recognized on impaired loans                         $  544                   $  101
         Cash basis  interest  income  recognized  on                         $  618                   $  107
         impaired loans


(4)      Deposits

         Deposits consist of the following major classifications:

                                                                  September 30, 2001        December 31, 2000
                                                                  ------------------        -----------------
         Demand deposits - interest bearing                                 $469,151                $ 353,803
         Demand deposits - non-interest bearing                              287,056                  254,334
         Savings deposits                                                    245,532                  173,783
         Time certificates under $100,000                                    418,759                  435,128
         Time certificates $100,000 or more                                  154,138                  193,819
                                                                          ----------               ----------
           Total                                                          $1,574,636               $1,410,867
                                                                          ==========               ==========

(5)      Other Comprehensive Income

         The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and surplus in the shareholders' equity section of a statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Total comprehensive income for the three-months ended September 30, 2001 and 2000 amounted to $5,199,000 and
         $11,152,000, respectively. Total comprehensive income for the nine-months ended September 30, 2001 and 2000 amounted to $14,405,000 and $11,012,000, respectively.

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

                                                                         For the                       For the
                                                                    Three Months                   Nine months
                                                             Ended September 30,           Ended September 30,
                                                             -------------------           -------------------
(Dollars in thousands, except per share amounts)                 2001       2000            2001          2000
                                                                 ----       ----            ----          ----
Net (loss) income                                               $(338)    $2,487            $283        $6,374

Dilutive stock options outstanding                          1,271,288    961,666       1,255,471       961,666
Average exercise price per share                                $5.75      $4.55           $5.82         $4.55
Average market price                                           $12.26      $7.15           $9.82         $6.84

Average common shares outstanding                          10,334,385 10,212,246      10,309,500    10,173,341
Increase in shares due to exercise of options -
diluted basis                                                 545,950    212,525         350,211       187,643
                                                           ---------- ----------      ----------    ----------
Adjusted shares outstanding - diluted                      10,880,335 10,433,771      10,659,711    10,360,984

Net earnings per share - basic                                $(0.03)      $0.24           $0.03         $0.63
Net earnings per share - diluted                              $(0.03)      $0.24           $0.03         $0.62


(7)      Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt

         The sole asset of Sun Trust I is $28,750,000 principal amount of 9.85% Junior Subordinated Debentures issued by the Company that mature on March 31, 2027. At September 30, 2001 and December 31, 2000, the Company had repurchased 28,400 shares.

         The sole asset of Sun Trust II is $29,900,000 principal amount of 8.875% Junior Subordinated Debentures issued by the Company that mature on December 31, 2028. At September 30, 2001 and December 31, 2000, the Company had repurchased 61,300 shares.

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

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         Total assets at September 30, 2001 decreased by $84.2 million to $1.92 billion as compared to $2.00 billion at December 31, 2000. The decrease was primarily due to decreases in investment securities of $94.6 million and restricted equity investments of $16.8 million, partially offset by increases in loans receivable of $21.4 million and cash and federal funds sold of $21.7 million. The 4.2% decrease in total assets from December 31, 2000 to September
30, 2001 reflects prepayments and calls of investment securities as well as prepayments of loans receivable, due to the lower interest rate levels. With the added liquidity from these prepayments and calls, the Company reduced its borrowings by $265.5 million from December 31, 2000 to September 30, 2001.

         Cash and cash equivalents increased $21.7 million, from $69.6 million at December 31, 2000 to $91.3 million at September 30, 2001, primarily due to the increase in federal funds sold of $20.0 million, which represents temporary liquidity from the sales, calls and maturities of investment securities in addition to growth of deposits which exceeded the growth of new loans.

         Investment securities available for sale decreased $94.6 million, from $748.6 million at December 31, 2000 to $654.0 million at September 30, 2001. The interest rate reductions continued during the third quarter 2001, providing the Company with more opportunities to reduce its interest rate risk and improve its capital and liquidity positions through a net reduction in investments. This decrease was primarily the result of $117.8 million in security calls, $281.2 million in principal paydowns and maturities, and $160.6 million in proceeds from the sale of securities, partially offset with $441.3 million of security purchases.

         Net loans receivable at September 30, 2001 amounted to $1.05 billion, an increase of $21.4 million from $1.03 billion at December 31, 2000. Gross loans increased $25.7 million, or 2.5%, primarily from increased originations of commercial and industrial loans, while the allowance for loan losses increased $4.3 million during the same period. With the slowdown in the economy, non-performing assets and the allowance for loan losses increased from December 31, 2000 to September 20, 2001. The ratio of non-performing assets to total loans and real estate owned at September 30, 2001 was 1.45% compared to 0.58% at December 31, 2000. The ratio of allowance for loan losses to total non-performing loans was 102.71% at September 30, 2001 compared to 217.92% at December 31, 2000. The ratio of allowance for loan losses to total loans was 1.40% at September 30, 2001 compared to 1.02% at December 31, 2000.

         Restricted equity investments decreased $16.8 million from $30.2 million at December 31, 2000 to $13.4 million at September 30, 2001. The decrease was primarily a result of a mandatory reduction of $16.9 million in Federal Home Loan Bank (FHLB) stock, due to our reduced borrowings with FHLB.

         Accrued interest receivable decreased $3.2 million from $16.6 million at December 31, 2000 to $13.4 million at September 30, 2001. The decrease was a direct result of the decrease in investment securities.

         Excess of cost over fair value of assets acquired decreased $5.9 million from $52.9 million at December 31, 2000 to $47.0 million at September 30, 2001. The decrease was a result of scheduled amortization.

         Deferred taxes at September 30, 2001 amounted to $5.9 million, a decrease of $4.7 million from $10.6 million at December 31, 2000. The decrease was primarily from the income tax effect of the change in net unrealized gains and losses on available for sale investment securities for the nine-month period ended September 30, 2001.

         Total liabilities at September 30, 2001 amounted to $1.73 billion compared to $1.83 billion at December 31, 2000, a decrease of $99.2 million.

         Total deposits amounted to $1.57 billion at September 30, 2001, reflecting a $163.8 million increase over December 31, 2000 deposits of $1.41 billion. Savings and interest bearing deposits increased $187.1 million, primarily as a result of the Company's increased advertising commencing in May 2001. Non-interest bearing deposits increased $32.7 million due to increases in small business deposits and cash management accounts. Offsetting these increases was a $40.0 million decrease in jumbo certificates of deposits. The decrease is attributable to less reliance on public funds due to our enhanced liquidity position while at the same time offering competitive rates on savings and checking accounts during the second and third quarters 2001.

         Securities sold under agreement to repurchase - FHLB have been fully paid off at September 30, 2001 from a balance of $255.1 million at December 31, 2000. The decrease in the amount of FHLB repurchase agreements resulted primarily from utilizing the net proceeds from the investment portfolio reduction during the nine months ended September 30, 2001 to reduce borrowings.

         Securities sold under agreement to repurchase - customers decreased $10.2 million from $101.8 million at December 31, 2000 to $91.6 million at September 30, 2001, reflecting the seasonality of these deposits.

         Total shareholders' equity increased by $15.0 million, from $117.6 million at December 31, 2000, to $132.6 million at September 30, 2001. The increase was primarily the result of a $14.1 million improvement in accumulated other comprehensive income (loss).

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

         The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $91.3 million at September 30, 2001, the Company has additional secured borrowing capacity with the FHLB and other sources. The substantial increase in liquidity resulting from recent investment securities calls, prepayments and sales has had a negative impact on earnings resulting from the lower reinvestment rate opportunity. Management will continue to monitor the Company's liquidity in order to maintain it at a level that is adequate but not excessive.

         Starting in 2000, the Company has implemented strategies of deleveraging the balance sheet and concentrating on growing core businesses in an attempt to manage its asset growth rate relative to its internal capital generation.

         In accordance with its capital plan, it is the Company's intention to maintain "well-capitalized" risk-based capital levels. The Company has also considered a plan for contingency capital needs, and when appropriate, the Company's Board of Directors may consider various capital raising alternatives.


Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000.

         Net income decreased by $2.82 million for the three months ended September 30, 2001 to a net loss of ($338,000) from $2.5 million for the three months ended September 30, 2000 primarily due to an increase in the provision for loan losses of $3.6 million, a decrease in net interest income of $1.5 million, partially offset by an increase in service charges on deposit accounts of $539,000.

Net Interest Income. The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                            At or for the three months ended    At or for the three months ended
                                                          September 30, 2001                    September 30, 2000
                                          -----------------------------------   -----------------------------------

                                              Average                Average       Average               Average
                                              Balance  Interest   Yield/Cost       Balance   Interest Yield/Cost
                                              -------  --------   ----------       -------   -------------------
Interest-earning assets:
     Loans receivable (1), (2)             $1,080,039   $21,564     7.99 %        $993,011    $21,973    8.85 %
     Investment securities (3)                669,638     9,075     5.42           888,017     16,525    7.44
     Federal funds sold                        71,485       629     3.52            18,801        310    6.60
                                           ----------   -------                 ----------     ------
                                            1,821,162    31,268     6.87         1,899,829     38,808    8.17
     Non-interest-earning assets              167,519                              146,023
                                           ----------                           ----------
                                           $1,988,681                           $2,045,852
                                           ==========                           ==========

Interest-bearing liabilities:
     Interest-bearing deposit accounts     $1,283,466    13,416     4.18 %      $1,161,241     14,099    4.86 %
     Borrowed money                           229,423     2,283     3.98           462,313      7,521    6.51
     Guaranteed preferred beneficial
       interest in Company's
       subordinated debt                       57,327     1,359     9.48            57,327      1,359    9.48
                                           ----------   -------                 ----------     ------
                                            1,570,216    17,058     4.35         1,680,881     22,979    5.47
                                                        -------                                ------
Non-interest-bearing liabilities              289,920                              263,745
                                            1,860,136                            1,944,626
Shareholders' equity                          128,545                              101,226
                                           ----------                           ----------
                                           $1,988,681                           $2,045,852
                                           ==========                           ==========

Net interest income                                     $14,210                               $15,829
                                                        =======                               =======
Interest rate spread (4)                                            2.52 %                               2.70 %
                                                                  ======                               ======
Margin on interest-earning assets (5)                               3.12 %                               3.33 %
                                                                  ======                               ======
Ratio of average interest-earning assets
     to average interest-bearing
     liabilities                                                  115.98 %                             113.03 %
                                                                  ======                               ======

(1)  Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not significant for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Margin on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                 Three months ended September 30,
                                             ----------------------------------------
                                                            2001 vs. 2000
                                             ----------------------------------------
                                                     Increase (Decrease) Due to
                                             ----------------------------------------
                                                                    Rate /
                                              Volume      Rate      Volume      Net
                                             -------    -------    -------    -------
Interest income:
  Loans receivable                           $ 1,914    $(2,135)   $  (188)   $  (409)
  Investment securities                       (4,067)    (4,485)     1,102     (7,450)
  Federal funds sold                             870       (145)      (406)       319
                                             -------    -------    -------    -------
    Total interest-earning assets            $(1,283)   $(6,765)   $   508    $(7,540)
                                             -------    -------    -------    -------
Interest expense:
  Deposit accounts                           $ 1,500    $(1,975)   $  (208)   $  (683)
  Borrowed money                              (3,786)    (2,925)     1,473     (5,238)
  Guaranteed preferred beneficial
   interest in Company's subordinated debt         -          -          -          -
                                             -------    -------    -------    -------
    Total interest-bearing liabilities       $(2,286)   $(4,900)   $ 1,265    $(5,921)
                                             -------    -------    -------    -------
Change in net interest income                $ 1,003    $(1,865)   $  (757)   $(1,619)
                                             =======    =======    =======    =======

         For the three-month period ended September 30, 2001, the average daily Prime rate was 6.57%, as compared to 9.50% for the same period in 2000. The significant decrease in market interest rates during the 2001 period caused the Company's interest-earning assets to reprice faster than interest-bearing liabilities.

         Interest income (on a tax-equivalent basis) decreased $7.5 million or 19.4% to $31.3 million for the three months ended September 30, 2001 compared to $38.8 million for the same period in 2000. The decrease in interest income was due to the decrease in interest rates, which lowered the yield on average interest-earning assets by 130 basis points, as well as a reduction in the average balance of investment securities from $888.0 million at September 30, 2000 to $669.6 million at September 30, 2001. These decreases were partially offset by an increase in the average balance of loans receivable of $87.0 million from $993.0 million at September 30, 2000 to $1,080.0 million at September 30, 2001 and by an increase in federal funds sold of $52.7 million from $18.8 million at September 30, 2000 to $71.5 million at September 30, 2001.

         Interest expense decreased $5.9 million or 25.8% to $17.1 million for the three months ended September 30, 2001 compared to $23.0 million for the same period in 2000. The decrease in interest expense was due primarily to the decrease in interest rates, which decreased overall cost of funds by 112 basis points, as well as a decrease in the average balance of borrowed money from $462.3 million at September 30, 2000 to $229.4 million at September 30, 2001. Partially offsetting this decrease was an increase in the average balance of interest-bearing deposit accounts from $1.2 billion at September 30, 2000 to $1.3 billion at September 30, 2001 and the impact of higher competitive rates of interest offered during the advertising campaign in 2001. As of September 30, 2001, the Company paid off the securities sold under agreements to repurchase - FHLB. The average balance of these long-term borrowings decreased $243.5 million, from $336.9 million at September 30, 2000 to $93.4 million at September 30, 2001.

         The changes in the average balances of interest-earning assets and interest-bearing liabilities were caused primarily by an increase in prepayments on loans and investment securities and an increase in the calls of investment securities and a reduction in borrowings, reflecting the Company's continuing focus on overall balance sheet management. Continuing its strategy implemented during the later part of 2000, the Company concentrated on growth of its core businesses, while deleveraging the balance sheet through a reduction in investments and borrowings.

         Provision for Loan Losses. For the three months ended September 30, 2001, the provision for loan losses amounted to $2.6 million, an increase of $2.1 million, compared to $525,000 for the same period in 2000. This increase is as a result of continual loan portfolio growth, an increase in non-accrual loans of $10.1 million to $13.6 million at September 30, 2001 compared to $3.5 at September 30, 2000, and the impact on the Company of the overall slowing trends of the national and regional economy. The most significant increase in non-accrual loans occurred in the quarter ended September 30, 2001. Non-accrual loans increased by $9.9 million at September 30, 2001 over June 30, 2001. The majority of this increase represented the further deterioration of three previously identified criticized loans. The Company has enhanced its credit management process commencing in the second quarter of 2001 primarily through the segregation of responsibilities between lending and credit management and additional professional staff assigned to the loan workout function. Management regularly performs an analysis and reviews its loan loss methodology to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors. The reserve for loan losses at September 30, 2001 was $15.0 million or 1.40% of loans. This compares to a loan loss reserve of $10.3 million at September 30, 2000, or 1.02% of loans.

         Non-Interest Income. Other income increased $585,000 for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000. The increase was primarily the result of an increase in the volume of service charges of $606,000. In addition, gain on the sale of investment securities amounted to $156,000 for the three months ended September 30, 2001 compared to no activity for the same period of 2000. These increases were partially offset by a decrease in miscellaneous income of $160,000 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

         Non-Interest Expenses. Other expenses increased $1.1 million for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000. The increase was primarily the result of increases in salaries and employee benefits of $335,000, occupancy expense of $236,000 and miscellaneous expenses of $683,000 for the three months ended September 30, 2001 compared to the same period of 2000. The increase in salaries and employee benefits reflects an increase of approximately 40 new positions as of September 30, 2001 compared to September 30, 2000. This increase in personnel represents the Company's focus on building a business banking team to meet the needs of the small business market, expansion of the Commercial Banking Division, additional support within Credit Administration and other various operational staff. The increase in occupancy expense is a result of a bank wide branch maintenance and improvements program. The increase in miscellaneous expenses was primarily the result of consulting and professional fees resulting from previously announced management initiatives, including risk management, technology and Process & Profit Improvement program.

         Income (Benefit) Taxes. Income taxes decreased $1.4 million for the three months ended September 30, 2001 as compared to the same period in 2000. The income tax benefit of ($300,000) for the period ended September 30, 2001 was due to a net loss before taxes, as compared to an income tax of $1.1 million resulting from pre-tax earnings for the three months ended September 30, 2000. In addition, the Company's effective tax rate changed due the proportion of tax-free municipal income to income (loss) before taxes.


Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000.

         General. Net income decreased by $6.1 million for the nine months ended September 30, 2001 to $283,000 from $6.4 million for the nine months ended September 30, 2000. Net interest income decreased $3.2 million and the provision for loan losses increased $5.7 million for the nine months ended September 30, 2001 compared to the same period in 2000. Other income increased by $1.3 million to $7.7 million for the nine months ended September 30, 2001 as compared to $6.4 million for the nine months ended September 30, 2000. Other expenses increased by $1.4 million to $42.9 million for the nine months ended September 30, 2001 as compared to $41.5 million for the nine months ended September 30, 2000.

         Net Interest Income. The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                           At or for the nine months ended        At or for the nine months ended
                                                          September 30, 2001                     September 30, 2000
                                         ------------------------------------   ------------------------------------

                                              Average              Average       Average               Average
                                              Balance  Interest   Yield/Cost       Balance   Interest Yield/Cost
                                              -------  --------   ----------       -------   -------- ----------
Interest-earning assets:
     Loans receivable (1), (2)             $1,068,598   $66,421     8.29 %      $  976,352   $ 64,862    8.86 %
     Investment securities (3)                707,270    31,752     5.99           904,700     47,436    6.99
     Federal funds sold                        44,943     1,349     4.00             7,645        370    6.45
                                           ----------   -------                 ----------   --------
                                            1,820,811    99,522     7.29         1,888,697    112,668    7.95
     Non-interest-earning assets              154,166                              142,666
                                           ----------                           ----------
                                           $1,974,977                           $2,031,363
                                           ==========                           ==========
Interest-bearing liabilities:
     Interest-bearing deposit accounts     $1,219,552    40,809     4.46 %      $1,117,473     38,123    4.55 %
     Borrowed money                           303,558    11,110     4.88           508,846     23,482    6.15
     Guaranteed preferred beneficial
       interest in Company's
       subordinated debt                       57,327     4,078     9.48            57,350      4,077    9.48
                                           ----------   -------                 ----------   --------
                                            1,580,437    55,997     4.72         1,683,669     65,682    5.20
                                                        -------                              --------
Non-interest-bearing liabilities              270,065                              252,864
                                           ----------                           ----------
                                            1,850,502                            1,936,533
Shareholders' equity                          124,475                               94,830
                                           ----------                           ----------
                                           $1,974,977                           $2,031,363
                                           ==========                           ==========

Net interest income                                     $43,525                               $46,986
                                                        =======                               =======
Interest rate spread (4)                                            2.57 %                               2.75 %
                                                                  ======                               ======
Margin on interest-earning assets (5)                               3.19 %                               3.32 %
                                                                  ======                               ======
Ratio of average interest-earning assets
     to average interest-bearing
     liabilities                                                  115.21 %                             112.18 %
                                                                  ======                               ======

(1)  Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not significant for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Margin on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                   Nine months ended September 30,
                                             --------------------------------------------
                                                           2001 vs. 2000
                                             --------------------------------------------
                                                     Increase (Decrease) Due to
                                             --------------------------------------------

                                                                      Rate /
                                              Volume       Rate       Volume       Net
                                             --------    --------    --------    --------
Interest income:
  Loans receivable                           $  6,128    $ (4,174)   $   (395)   $  1,559
  Investment securities                       (10,379)     (6,786)      1,480     (15,685)
  Federal funds sold                            1,806        (141)       (686)        979
                                             --------    --------    --------    --------
    Total interest-earning assets            $ (2,445)   $(11,101)   $    399    $(13,147)
                                             --------    --------    --------    --------

Interest expense:
  Deposit accounts                           $  3,510    $   (755)   $    (69)   $  2,686
  Borrowed money                               (9,480)     (4,847)      1,955     (12,372)
  Guaranteed preferred beneficial
   interest in Company's subordinated debt          1           -           -           1
                                             --------    --------    --------    --------
    Total interest-bearing liabilities       $ (5,969)   $ (5,602)   $  1,886    $ (9,685)
                                             --------    --------    --------    --------
Change in net interest income                $  3,524    $ (5,499)   $ (1,487)   $ (3,462)
                                             ========    ========    ========    ========

         For the nine-month period ended September 30, 2001, the average daily Prime rate was 7.50%, as compared to 9.15% for the same period in 2000. The significant decrease in market interest rates during the 2001 period caused the Company's interest-earning assets to reprice faster than interest-bearing liabilities.

         Interest income (on a tax-equivalent basis) decreased $13.1 million or 12.7% to $99.5 million for the nine months ended September 30, 2001 compared to $112.6 million for the same period in 2000. The decrease in interest income was due to the decrease in interest rates, which lowered the yield on average interest-earning assets by 66 basis points, as well as a reduction in the average balance of investment securities from $904.7 million at September 30, 2000 to $707.3 million at September 30, 2001. These decreases were partially offset by an increase in the average balance of loans receivable of $92.2 million from $976.4 million at September 30, 2000 to $1,068.6 million at September 30, 2001 and by an increase in federal funds sold of $37.3 million from $7.6 million at September 30, 2000 to $44.9 million at September 30, 2001.

         Interest expense decreased $9.7 million or 17.3% to $56.0 million for the nine months ended September 30, 2001 compared to $65.7 million for the same period in 2000. The decrease in interest expense was due primarily to the decrease in interest rates, which decreased overall cost of funds by 48 basis points, as well as a decrease in the average balance of borrowed money from $508.8 million at September 30, 2000 to $303.6 million at September 30, 2001. Partially offsetting this decrease was an increase in the average balance of interest-bearing deposit accounts from $1.1 billion at September 30, 2000 to $1.2 billion at September 30, 2001 and the impact of higher competitive rates of interest offered during the advertising campaign in 2001. As of September 30, 2001, the Company paid off the securities sold under agreements to repurchase - FHLB. The average balance of these long-term borrowings decreased $171.3 million, from $344.1 million at September 30, 2000 to $172.8 million at September 30, 2001.

         The changes in the average balances of interest-earning assets and interest-bearing liabilities were caused primarily by an increase in prepayments on loans and investment securities and an increase in the calls of investment securities and a reduction in borrowings, reflecting the Company's continuing focus on overall balance sheet management. Continuing its strategy implemented during the later part of 2000, the Company concentrated on growth of its core businesses, while deleveraging the balance sheet through a reduction in investments and borrowings.

         Provision  for Loan  Losses.  For the nine months ended  September  30,
2001, the provision for loan losses amounted to $7.6 million, an increase of $5.7 million, compared to $1.9 million for the same period in 2000. This increase is as a result of continual loan portfolio growth, an increase in non-accrual loans of $10.1 million to $13.6 million at September 30, 2001 compared to $3.5 at September 30, 2000, and the impact on the Company of the overall slowing trends of the national and regional economy. The most significant increase in non-accrual loans occurred in the quarter ended September 30, 2001. Non-accrual loans increased by $9.9 million at September 30, 2001 over June 30, 2001. The majority of this increase represented the further deterioration of three previously identified criticized loans. The Company has enhanced its credit management process commencing in the second quarter of 2001 primarily through the segregation of responsibilities between lending and credit management and additional professional staff assigned to the loan workout function. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors. The reserve for loan losses at September 30, 2001 was $15.0 million or 1.40% of loans. This compares to a loan loss reserve of $10.3 million at September 30, 2000, or 1.02% of loans.


         Non-Interest Income. Other income increased $1.4 million for the nine-month period ended September 30, 2001 compared to the same period in 2000. The increase was a primarily the result of an increase in the volume of service charges of $1.3 million due to increased average balances and a stricter enforcement of the fee structure. In addition, gain on the sale of investment securities amounted to $275,000 for the nine months ended September 30, 2001 compared to a loss of $2,000 for the same period in 2000.

         Non-Interest Expenses. Other expenses increased $1.4 million for the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000. The increase was primarily the result of a increases in salaries and employee benefits of $343,000, occupancy expense of $404,000 and miscellaneous expenses of $863,000 for the nine months ended September 30, 2001 compared to the same period of 2000. The increase in salaries and employee benefits reflects an increase of approximately 40 new positions as of September 30, 2001 compared to September 30, 2000. This increase in personnel represents the Company's focus on building a business banking team to meet the needs of the small business market; expansion of the Commercial Banking Division, additional support within Credit Administration and other various operational staff. The increase in occupancy expense is a result of a bank wide branch maintenance and improvements program. The increase in miscellaneous expenses was primarily the result of consulting and professional fees resulting from previously announced management initiatives, including risk management, technology and Process & Profit Improvement program.

         Income (Benefit) Taxes. Income taxes decreased $2.9 million for the nine months ended September 30, 2001 as compared to the same period in 2000. The income tax benefit of ($267,000) for the period ended September 30, 2001 was due to a marginal pretax book income, reduced by tax-free municipal income to generate net loss before taxes, as compared to an income tax of $2.6 million resulting from pre-tax earnings for the nine months ended September 30, 2000. In addition, the Company's effective tax rate changed due to the proportion of tax-free municipal income to income (loss) before taxes.

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

         At September 30, 2001, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing during the same time period ("positive cumulative one-year gap") by $224.5 million, representing a positive cumulative one-year gap ratio of 11.70%. This compares to a positive cumulative one-year gap at June 30, 2001 of $53.4 million or 2.7%. This increased positive cumulative one-year gap resulted primarily from the repayment in full of securities sold under agreements to repurchase - FHLB of $125.7 outstanding at June 30, 2001. As a result, the cost of interest-bearing liabilities of the Company should adjust to changes in interest rates at a slower rate than yield on interest-earning assets of the Company. Thus, in a falling interest rate environment, the Company's earnings may decrease as assets reprice faster than liabilities.

         The following table summarizes the maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2001. All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility resulting in insignificant changes to levels of core deposits and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits into categories noted below. Management's allocation is based on the estimated effective duration.


                                                          Maturity/Repricing Time Periods
                                         0-3 Months   4-12 Months      1-5 Years    Over 5 Yrs.          Total
                                         ----------   -----------      ---------    -----------          -----
Loans receivable                           $373,026      $190,646       $476,298      $  28,079     $1,068,049
Investment securities                       317,271        85,828        176,298         82,750        662,147
Federal funds sold                           23,212             -              -             -          23,212
                                           --------      --------       --------      ---------     ----------
  Total interest-earning assets             713,509       276,474        652,596        110,829      1,753,408
                                           --------      --------       --------      ---------     ----------

Interest-bearing demand deposits            139,849        38,362        219,610         71,330        469,151
Savings deposits                              5,385        16,369         92,961        130,817        245,532
Time certificates                           213,259       259,347         97,892          2,399        572,897
Federal Home Loan Bank Advances                  35           108         20,662         28,226         49,031
Loan payable                                  1,160             -              -              -          1,160
Securities sold under agreements
  to repurchase - FHLB                            -             -              -              -              -
Securities sold under agreements
  to repurchase - customers                  91,594             -              -              -         91,594
                                           --------      --------       --------      ---------     ----------
 Total interest-bearing liabilities         451,282       314,186        431,125        232,772      1,429,365
                                           --------      --------       --------      ---------     ----------
Periodic Gap                               $262,227      $(37,712)      $221,471      $(121,943)    $  342,043
                                           ========      ========       ========      =========     ==========
Cumulative Gap                             $262,227      $224,515       $445,986      $ 324,043
                                           ========      ========       ========      =========
Cumulative Gap Ratio                        13.67 %       11.70 %        23.25 %        16.89 %
                                           ========      ========       ========      =========

                                       18

                         PART II - OTHER INFORMATION


Item 1   Legal Proceedings

         The Company is not engaged in any legal proceedings of a material nature at September 30, 2001. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2   Changes in Securities and Use of Proceeds

         Not applicable


Item 3   Defaults upon Senior Securities

         Not applicable


Item 4   Submission of Matters to a Vote of Security Holders

         Not applicable


Item 5   Other Information

         Not applicable


Item 6   Exhibits and Reports on Form 8-K


         The following current reports on Form 8-K were filed during the quarter ended September 30, 2001:

           The  Company  filed a  Current  Report on Form 8-K on July 17, 2001.

SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date         November 13, 2001        Sun Bancorp, Inc.
                                      ---------------------
                                      (Registrant)



                                      /s/ Thomas A. Bracken
                                      ---------------------
                                      Thomas A. Bracken
                                      President and Chief Executive Officer





Date         November 13, 2001        /s/ Dan A. Chila
                                      ---------------------
                                      Dan A. Chila
                                      Executive Vice President and
                                      Chief Financial Officer