Form 10-K405
period 2001-12-31
SUN BANCORP INC /NJ/
filed 2002-03-28
CIK 1017793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No fee required)
    For the fiscal year ended   December 31, 2001
                               ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (No fee required)
    For the transition period from             to            .
                                   -----------    -----------

                           Commission File No. 0-20957

                                Sun Bancorp, Inc.
                ------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        New Jersey                                          52-1382541
---------------------------------------     ---------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

226 Landis Avenue, Vineland, New Jersey                     08360
---------------------------------------------        ------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:   (856) 691-7700
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
YES X     NO       .
   ------    -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock on March 21, 2002, was approximately $93.3 million.

     As of March 21, 2002, there were issued and outstanding 10,632,999 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2001. (Parts I, II and IV)

     2. Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders. (Part III)

                                     PART I

     SUN BANCORP, INC. (THE "COMPANY") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS," INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS HERETO), IN ITS REPORTS TO SHAREHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

     THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1.  Business
-----------------

General

     The Company, a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey. The Company's principal subsidiary is Sun National Bank (the "Bank"). At December 31, 2001, the Company had total assets of $1.93 billion, total deposits of $1.57 billion and total shareholders' equity of $130.0 million. Substantially all of the Company's deposits are federally insured by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Company's remaining deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. The Company's principal business is to serve as a holding company for the Bank. As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

     In November 2001, the Company completed its reorganization from a multi-bank holding company to a single bank holding company with the merger of Sun National Bank, Delaware into the Bank. Sun National Bank, Delaware was merged into Delaware City Bank, a building and loan association located in Delaware City, Delaware, which was acquired by the Company in November 2001 and immediately thereafter merged into the Bank. The Company undertook the merger of its two subsidiary banks to take advantage of numerous operating efficiencies resulting from consolidation to a single national bank charter.

     Through the Bank, the Company provides community banking services through 71 community banking centers in Southern and Central New Jersey, in the contiguous New Castle County market in Delaware, and in Philadelphia, Pennsylvania. The Bank offers comprehensive lending, depository and financial services to its customers and marketplace. The Bank's lending services to businesses include commercial and industrial loans and commercial real estate loans. The Bank's commercial deposit services include checking accounts and cash management products such as electronic banking, sweep accounts, lockbox services, Internet banking, PC banking and controlled disbursement services. The Bank's lending services to consumers include residential mortgage loans, home equity loans and installment loans. The Bank's consumer services include checking accounts, savings accounts, money market deposits, certificates of deposit and individual retirement accounts. Through a third party arrangement, the Bank also offers mutual funds, securities brokerage, annuities and investment advisory services.

Market Area

     The Bank is a community-oriented financial institution, offering a wide variety of financial services to meet the needs of the communities it serves. The Bank conducts business through 71 community banking centers located in the southern and central New Jersey counties of Atlantic, Burlington, Camden, Cape May, Cumberland, Gloucester, Hunterdon, Mercer, Middlesex, Monmouth, Ocean, Salem and Somerset, in the continguous New Castle County market in Delaware and in Philadelphia, Pennsylvania ("primary market area"). The Bank's deposit gathering base and lending area is concentrated in the communities surrounding its offices.

     The Bank is headquartered in Cumberland County, New Jersey. The city of Vineland is approximately 30 miles southeast of Philadelphia, Pennsylvania, and 30 miles southeast of Camden, New Jersey. The Philadelphia International Airport is approximately 45 minutes from Vineland.

     The central and southern New Jersey areas are among the fastest growing population areas in New Jersey and have a significant number of retired residents who have traditionally provided the Bank with a stable source of deposit funds. The economy of the Bank's primary market area is based upon a mixture of the agriculture, transportation, manufacturing and tourism trade. These areas are also home to commuters working in New Jersey suburban areas around New York and Philadelphia.

     The Bank's  Delaware  branches are located in New Castle County,  Delaware.
Three of the Delaware branches are in Wilmington, Delaware which is approximately 25 miles southwest of Philadelphia, Pennsylvania. The Philadelphia International Airport is approximately 30 minutes from Wilmington.

     In addition to its relatively affluent and steadily increasing population base, New Castle County, Delaware also contains a very significant and diverse employment base. Employment is concentrated in the services, manufacturing, retail trade, finance, insurance and real estate sectors of the economy. The county contains a disproportionate share of the state's employment and payroll.

     Management considers the Bank's reputation for customer service as the Bank's major competitive advantage in attracting and retaining customers in its market area. The Bank also benefits from its community orientation, as well as its established deposit base and level of core deposits.

Lending Activities

     General. The principal lending activity of the Bank is the origination of commercial real estate loans, commercial business and industrial loans, home equity loans, mortgage loans and, to a much lesser extent, installment loans. Substantially all loans are originated in the Bank's primary market area.

     Commercial and Industrial Loans. The Bank originates several types of commercial, industrial, and small business loans. Included as commercial and small business loans are short- and long-term business loans, lines of credit, non-residential mortgage and small business loans and real estate construction loans. The Bank's primary focus is the origination of commercial loans secured by real estate. The majority of the Bank's customers for these loans are small- to medium-sized businesses located in the southern and central parts of New Jersey and New Castle County, Delaware.

     A significant portion of the Bank's commercial and industrial loans are concentrated in the hospitality, entertainment and leisure industries. Many of these industries are dependent upon seasonal business and other factors beyond the control of the industries, such as weather and beach conditions along the New Jersey seashore. Any significant or prolonged adverse weather or beach conditions along the New Jersey seashore could have an adverse impact on the borrowers' ability to repay loans. In addition, because these loans are concentrated in southern and central New Jersey, a decline in the general economic conditions of southern or central New Jersey and the impact on discretionary consumer spending could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

     Commercial Real Estate Loans. Loans secured by commercial properties generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income- producing properties and the increased difficulty of evaluating and monitoring these types of loans. A significant portion of the Bank's commercial real estate and commercial and industrial loan portfolios includes a balloon payment or repricing feature. A number of factors may affect a borrower's ability to make or refinance a balloon payment, including without limitation the financial condition of the borrower at the time, the prevailing local economic conditions, and the prevailing interest rate environment. There can be no assurance that borrowers will be able to make or refinance balloon payments when due.

     Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, the Bank may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to a greater extent than residential loans to adverse conditions in the real estate market or economy.

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

     Residential Real Estate Loans. The Bank uses outside loan correspondents to originate residential mortgages. These loans are originated using the Bank's underwriting standards, rates and terms, and are approved according to the Bank's lending policy prior to origination. Prior to closing, the Bank usually has commitments to sell these loans, at par and without recourse, in the secondary market. Secondary market sales are generally scheduled to close shortly after the origination of the loan. The amount of loans available for sale at December 31, 2001 was approximately $1,621,000.

     The majority of the Bank's residential mortgage loans consist of loans secured by owner- occupied, single-family residences. The Bank's mortgage loan portfolios consist of both fixed-rate and adjustable-rate loans secured by various types of collateral as discussed below. Management generally originates residential mortgage loans in conformity with Federal National Mortgage Association ("FNMA") standards so that the loans will be eligible for sale in the secondary market. Management expects to continue offering mortgage loans at market interest rates, with substantially the same terms and conditions as it currently offers.

     The Bank's residential mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage portfolios. The Bank usually exercises its right under these clauses.

     Installment Loans. The Bank also originates installment or consumer loans secured by a variety of collateral, such as new and used automobiles. At December 31, 2001, the Bank had an immaterial amount of unsecured installment loans.

     Loan Solicitation and Processing. Loan originations are derived from a number of sources such as loan officers, customers, borrowers and referrals from real estate brokers, accountants, attorneys and regional advisory boards.

     Upon receipt of a loan application, a credit report is ordered and reviewed to verify specific information relating to the loan applicant's creditworthiness. For residential mortgage loans, written verifications of employment and deposit balances are requested by the Bank. The Bank requires that an appraisal of the real estate intended to secure the proposed loan is undertaken by a certified independent appraiser approved by the Bank and licensed by the state. After all of the required information is obtained, a credit decision is made. Depending on the type, collateral and amount of the credit request, various levels of approval may be necessary. The Bank has implemented a Loan Approval Matrix (LAM) which was devised to facilitate the timely approval of commercial loans in an environment that promotes responsible use of lending authority by groups of loan and credit officers acting in concert. In terms of control, the LAM is structured to provide for at least two signatures for every action.

     On an annual basis, the Chief Executive Officer will present to the Board of Directors, the recommended structure of the LAM in terms of the amounts of lending authority granted to combining levels. On that same occasion, the Chief Executive Officer will also recommend levels of lending authority within the matrix for individual loan and credit officers. Between the annual reviews of lending authorities by the Board of Directors, the Chief Executive Officer will assign interim lending authorities within the LAM to individual loan and credit officers and will report his/her actions to the Board in a timely fashion.

     Levels of individual lending authority will be based on the functional assignment of a loan officer as well as the officer's perceived level of expertise and areas of experience.

     The Bank has created the positions of credit officer (CO) and senior credit officer (SCO) as an integral feature of the LAM process. CO's and SCO's are granted substantial levels of authority but do not carry a portfolio. These individuals are collectively responsible for maintaining the quality and soundness of the Bank's loan portfolio.

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

     Loan Commitments. When a commercial loan is approved, the Bank issues a written commitment to the loan applicant. The commitment indicates the loan amount, term and interest rate and is valid for approximately 45 days. Approximately 90% of the Bank's commitments are accepted or rejected by the customer before the expiration of the commitment. At December 31, 2001, the Bank had approximately $149.0 million in commercial loan commitments outstanding.

     Credit Risk, Credit Administration and Loan Review. Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. The Bank incurs credit risk whenever it extends credit to, or enter into other transactions with, customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. The credit administration department is responsible for the overall management of the Bank's credit risk and the development, application and enforcement of uniform credit policies and procedures the principal purpose of which is to minimize such risk. One objective of credit administration is to identify and, to the extent feasible, diversify extensions of credit by industry concentration, geographic distribution and the type of borrower. Loan review and other loan monitoring practices provide a means for management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Bank's loan officers and are being applied uniformly. While management continues to review these and other related functional areas, there can be no assurance that the steps the Bank has taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

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

     Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers nor does it solicit funds outside the States of New Jersey, Delaware, or Pennsylvania.

     Borrowings. Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the Federal Home Loan Bank (the "FHLB") of New York to supplement its supply of lendable funds. Such advances must be secured by a pledge of a portion of the Bank's mortgage-backed securities and first mortgage loans. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2001, the Bank had $74.0 million in secured FHLB advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowings" in the Company's 2001 Annual Report to Shareholders (the "Annual Report").

     Repurchase Agreements. The Bank also obtains funds through overnight repurchase agreements with customers pursuant to which the Bank sells U.S. Treasury securities to customers under an agreement to repurchase them, at par, on the next business day. The Bank also enters into repurchase agreements with the FHLB. At December 31, 2001, the amount of securities under agreements to repurchase with customers totaled $84.9 million. The Bank had no outstanding repurchase agreements with the FHLB at December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Borrowings" in the Annual Report. For additional information regarding repurchase agreements, refer to Note 12 of the Notes to Consolidated Financial Statements included in the Annual Report.

Cash Management Services

     The Bank offers a menu of cash management services designed to meet the more sophisticated needs of commercial customers. The cash management department offers products such as electronic banking, sweep accounts, lockbox services, Internet banking, PC banking and controlled disbursement services. Many of these services are provided through third-party vendors with links to the Bank's data center. Fees generated by cash management services were not significant to the Bank for fiscal 2001.

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

     The competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional and money center banks in the Bank's market area. Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional and money center banks, and mortgage-bankers many of whom have far greater resources than the Bank. Non-bank competition, such as investment brokerage houses, has intensified in recent years for all banks as non-bank competitors are not subject to same regulatory burdens.

Personnel

     At December 31, 2001, the Company had 549 full-time and 91 part-time employees. The Company's employees are not represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

                           SUPERVISION AND REGULATION

Introduction

     Bank holding companies and banks are extensively regulated under both federal and state law. The description of statutory provisions and regulations applicable to banking institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

     The Company is a legal entity separate and distinct from the Bank. Accordingly, the right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the Bank is necessarily subject to the prior claims of creditors of the Bank, except to the extent that claims of the Company in its capacity as creditor may be recognized. The principal sources of the Company's revenue and cash flow are management fees and dividends from the Bank. There are legal limitations on the extent to which a subsidiary bank can finance or otherwise supply funds to its parent holding company.

Agreements with Regulators

     In December 2000 and March 2001, respectively, the Bank and the Company entered into memorandums of understanding ("MOUs") with their primary regulators, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve relating to, among other things, implementing and/or revising certain policies, plans and procedures of the Company and the Bank with respect to, among other things, interest rate risk and other risk management, strategic and capital planning, oversight and compliance management by the Board of Directors, lending and underwriting standards and internal auditing. The Company also agreed to notify the Federal Reserve at least 30 days prior to the (i) proposed declaration date of any dividend by the Company, (ii) incurrence of any debt or (iii) repurchase or redemption of any of the Company's stock. The Bank also agreed to notify the OCC prior to declaration of a dividend. The Company and the Bank were released from the MOUs and the MOUs were terminated following the regularly scheduled examinations of the Company and the Bank by the Federal Reserve and the OCC, respectively, in January 2002. While they were in effect, the MOUs did not impose any limitations on the operations of the Company or the Bank or limit in any way their businesses.

The Company

     General. As a registered bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended ("BHCA") and is subject to supervision and regular inspection by the Federal Reserve.

     The Gramm-Leach-Bliley Act ("GLB") permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. GLB defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank. GLB also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with a nonfinancial entity.

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

     In addition to the risk-based capital guidelines, the Federal Reserve established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. At December 31, 2001, the Company was in compliance with these requirements. The Bank is also subject to similar capital requirements adopted by the OCC and was in compliance with such requirements at December 31, 2001. See Note 21 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

The Bank

     General. The Bank is subject to supervision and examination by the OCC. In addition, the Bank is insured by and subject to certain regulations of the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

     Dividend Restrictions. Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $17.9 million at December 31, 2001. In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies.

     Affiliate Transaction Restrictions. The Bank is subject to federal laws that limit the transactions by a subsidiary bank to or on behalf of its parent company and to or on behalf of any nonbank subsidiaries. Such transactions by a subsidiary bank to its parent company or to any nonbank subsidiary are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of such bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits banks from purchasing "low-quality" assets from affiliates.

     Acquisitions. The Bank has the ability, subject to certain restrictions, including state opt- out provisions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located.

     FDIC Insurance Assessments. Substantially all of the deposits of the Bank are insured by the BIF and the remaining deposits are insured by the SAIF, all of which are subject to FDIC insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors.

     Enforcement Powers of Federal Banking Agencies. Federal banking agencies possess broad powers to take corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." At December 31, 2001, the Bank exceeded the required ratios for classification as "well capitalized."
                                       12

The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

     Under the OCC's prompt corrective action regulations, the OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a bank is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OCC to meet a specific capital level. A bank generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A bank that has lower ratios of capital is categorized as "undercapitalized," "significantly under capitalized," or "critically undercapitalized." Numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.

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

     Capital Guidelines. Under the risk-based capital guidelines applicable to the Company and the Bank, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet activities) is 8.00%. At least half of the total capital must be "Tier 1" or core capital, which primarily includes common shareholders' equity and qualifying preferred stock, less goodwill and other disallowed intangible assets. "Tier 2" or supplementary capital includes, among other items, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for credit losses, subject to certain limitations, less required deductions as prescribed by regulation.

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

     At December 31, 2001, the Bank's total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory capital requirements. Note 21 of the Notes to Consolidated Financial Statements included in the Annual Report.

Item 2. Properties
------------------

     The Company operates from its main office in Vineland, New Jersey and 71 community banking centers. The Bank leases its main office and 39 community banking centers. The remainder of the community banking centers are owned by the Bank.

Item 3. Legal Proceedings
-------------------------

     The Company or the Bank is periodically involved in various claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company's and the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     The information contained under the caption "Price Range of Common Stock and Dividends" in the Company's 2001 Annual Report to Shareholders, filed as
Exhibit 13 to this Report (the "Annual Report"), is incorporated herein by reference.

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

Item 8.  Financial Statements and Supplementary Data
-----------------------------------------------------

     The Consolidated Financial Statements of Sun Bancorp, Inc. and the Summarized Quarterly Financial Data included in the notes thereto, included in the Annual Report filed as Exhibit 13, are incorporated herein by reference.

Item  9.  Changes in and Disagreements With Accountants On Accounting and
--------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the sections captioned "Additional Information About Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

Item 11.  Executive Compensation
---------------------------------

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

               Independent Auditors' Report
               Consolidated Statements of Financial Condition as of December 31, 2001 and 2000
               Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999
               Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
               Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
               Notes to Consolidated Financial Statements

          (2) There are no financial statements schedules that are required to be included in Part II, Item 8.

     (b) During the quarter ended December 31, 2001, the following Current Reports on Form 8-K were filed:

          Current Report on Form 8-K dated October 9, 2001

     (c)  Exhibits

     The following  exhibits are filed as part of this report:

     3(i)  Amended and Restated  Certificate  of  Incorporation  of Sun Bancorp,
           Inc.*

     3(ii) Amended and Restated Bylaws of Sun Bancorp, Inc. **

     10.1  1995 Stock Option Plan ***

     10.2  Amended and Restated 1997 Stock Option Plan****

     10.3 Purchase and Assumption Agreement dated May 10, 1999 by and between Sun National Bank and First Union National Bank *****

     10.4  Form of Change in Control Severance Agreement******

     10.6 Severance Agreement between Thomas A. Bracken and Sun National Bank******

     11    Computation regarding earnings per share*******

     13    2001 Annual Report to Shareholders

     21    Subsidiaries of the Registrant

     23    Consent of Deloitte & Touche LLP


          ---------------------

* Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333- 62223) filed with the SEC on August 25, 1998.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20957).

*** Incorporated by reference to the Form 10 filed with the SEC on June 28, 1996 (File No. 0-20957).

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).

***** Incorporated by reference to the Company's Current Report on Form 8-K dated May 10, 1999.

****** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-20957).

******* Incorporated  by  reference  to Note  20 of the  Notes  to  Consolidated
        Financial Statements of the Company included in Exhibit 13 hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 28, 2002.

                                 SUN BANCORP, INC.


                           By:   /s/ Thomas A. Bracken
                                 -----------------------------------------------
                                 Thomas A. Bracken
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2002.


/s/ Bernard A. Brown                  /s/Thomas A. Bracken
-----------------------------------   --------------------------------------
Bernard A. Brown                      Thomas A. Bracken
Chairman of the Board of Directors    President, Chief Executive Officer and
                                      Director


/s/ Jeffrey S. Brown                  /s/ Sidney R. Brown
-----------------------------------   --------------------------------------
Jeffrey S. Brown                      Sidney R. Brown
Director                              Vice Chairman, Secretary and Treasurer


                                      /s/ Anne E. Koons
-----------------------------------   --------------------------------------
Peter Galetto, Jr.                    Anne E. Koons
Director                              Director


/s/Ike Brown                          /s/Alfonse M. Mattia
-----------------------------------   -------------------------------------
Ike Brown                             Alfonse M. Mattia
Director                              Director


/s/John D. Wallace                    /s/Dan A. Chila
-----------------------------------   --------------------------------------
John D. Wallace                       Dan A. Chila
Director                              Executive Vice President and Chief
                                      Financial Officer (Principal Accounting
                                      Officer)