Form 10-Q
period 2002-03-31
SUN BANCORP INC /NJ/
filed 2002-05-14
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2002
                                      --------------

                                       OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                --------------------    ------------------
Commission file number          0 - 20957
                                ------------------------------------------

                                SUN BANCORP, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

              New Jersey                                       52-1382541
---------------------------------------------              --------------------
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

--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----     -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock            11,175,863              May 10, 2002
-----------------------------    ----------------------------   -------------
         Class                   Number of shares outstanding       Date

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             March 31,        December 31,
                                                                               2002              2001
                                                                               ----              ----
                                                                               (Dollars in thousands)
ASSETS

Cash and due from banks                                                     $   58,456       $   67,557
Federal funds sold                                                               4,745           11,525
                                                                            ----------       ----------
  Cash and cash equivalents                                                     63,201           79,082
Investment securities available for sale (amortized cost -
  $679,832; 2002 and $648,340; 2001)                                           673,874          647,558
Loans receivable (net of allowance for loan losses -
  $13,956; 2002 and $13,782; 2001)                                           1,136,789        1,089,155
Restricted equity investments                                                   12,895           12,561
Bank properties and equipment, net                                              27,990           28,180
Real estate owned, net                                                           1,393              898
Accrued interest receivable                                                     12,639           11,089
Excess of cost over fair value of assets acquired, net                          41,725           43,637
Deferred taxes                                                                  10,114            8,154
Other assets                                                                    12,907            9,111
                                                                            ----------       ----------

TOTAL                                                                       $1,993,527       $1,929,425
                                                                            ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                    $1,543,076       $1,572,338
Advances from the Federal Home Loan Bank                                       146,832           74,008
Loans payable                                                                   26,160            1,160
Securities sold under agreements to repurchase                                  77,636           84,928
Other liabilities                                                               14,118            9,704
                                                                            ----------       ----------
  Total liabilities                                                          1,807,822        1,742,138
                                                                            ----------       ----------

Guaranteed preferred beneficial interest in Company's subordinated debt         57,327           57,327

SHAREHOLDERS' EQUITY
Preferred stock, none issued                                                         -                -
Common stock, $1 par value, 25,000,000 shares authorized,
  Issued and outstanding: 10,644,358 in 2002 and 10,553,942 in 2001             10,664           10,554
Surplus                                                                        108,504          108,058
Retained earnings                                                               13,457           11,864
Accumulated other comprehensive loss                                            (3,932)            (516)
Treasury stock at cost, 25,000 shares in 2002                                     (315)               -
                                                                            ----------       ----------
  Total shareholders' equity                                                   128,378          129,960
                                                                            ----------       ----------

TOTAL                                                                       $1,993,527       $1,929,425
                                                                            ==========       ==========

-------------------------------------------------------------------------------
    See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                          --------------------------------
                                                                               2002                2001
                                                                               ----                ----
                                                                                  (Dollars in thousands
                                                                                 except per share amounts)
INTEREST INCOME:
  Interest and fees on loans                                              $    20,334         $    22,732
  Interest on taxable investment securities                                     6,593              10,978
  Interest on non-taxable investment securities                                   505                 491
  Dividends on restricted equity investments                                      133                 542
  Interest on federal funds sold                                                   53                 225
                                                                          -----------         -----------
    Total interest income                                                      27,618              34,968
                                                                          -----------         -----------

INTEREST EXPENSE:
  Interest on deposits                                                          9,358              13,988
  Interest on short-term borrowed funds                                         1,885               5,123
  Interest on guaranteed preferred beneficial interest in Company's
      subordinated debt                                                         1,360               1,360
                                                                          -----------         -----------
    Total interest expense                                                     12,603              20,471
                                                                          -----------         -----------

    Net interest income                                                        15,015              14,497

PROVISION FOR LOAN LOSSES                                                       1,000               1,296
                                                                          -----------         -----------
    Net interest income after provision for loan losses                        14,015              13,201
                                                                          -----------         -----------

OTHER INCOME:
  Service charges on deposit accounts                                           1,666               1,454
  Other service charges                                                           114                  92
  (Loss) gain on sale of bank properties and equipment                            (14)                 13
  Gain on sale of investment securities available for sale                        183                  50
  Other                                                                           852                 625
                                                                          -----------         -----------
    Total other income                                                          2,801               2,234
                                                                          -----------         -----------

OTHER EXPENSES:
  Salaries and employee benefits                                                6,741               5,888
  Occupancy expense                                                             1,904               1,876
  Equipment expense                                                             1,086               1,234
  Data processing expense                                                         830                 758
  Amortization of excess of cost over fair value of assets acquired             1,912               1,969
  Other                                                                         2,111               1,918
                                                                          -----------         -----------
    Total other expenses                                                       14,584              13,643
                                                                          -----------         -----------

INCOME BEFORE INCOME TAXES                                                      2,232               1,792
INCOME TAXES                                                                      639                 510
                                                                          -----------         -----------

NET INCOME                                                                $     1,593         $     1,282
                                                                          ===========         ===========

Basic earnings per share                                                  $      0.15         $      0.12
                                                                          ===========         ===========

Diluted earnings per share                                                $      0.15         $      0.12
                                                                          ===========         ===========

Weighted average shares, basic                                             10,599,862          10,284,653
                                                                          ===========         ===========

Weighted average shares, diluted                                           10,915,456          10,520,288
                                                                          ===========         ===========

--------------------------------------------------------------------------------
     See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Three Months
                                                                                     Ended March 31,
                                                                                -----------------------
                                                                                   2002          2001
                                                                                ---------      --------
                                                                                    (In thousands)
OPERATING ACTIVITIES:
  Net income                                                                      $ 1,593       $ 1,282
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                       1,000         1,296
    Provision for losses on real estate owned                                                        44
    Depreciation                                                                      569           598
    Net amortization (accretion) of investments securities                            468          (791)
    Amortization of excess cost over fair value of assets acquired                  1,912         1,969
    Gain on sale of investment securities available for sale                         (183)          (50)
    Loss (gain) on sale of bank properties and equipment                               14           (13)
    Deferred income taxes                                                            (200)         (524)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                  (1,550)        2,295
      Other assets                                                                 (3,796)        7,777
      Other liabilities                                                             4,414         1,540
                                                                                 --------       -------
        Net cash provided by operating activities                                   4,241        15,423
                                                                                 --------       -------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                          (182,633)      (61,628)
  Purchases of restricted equity securities                                          (334)
  Proceeds from maturities, prepayments or calls of investment
        securities available for sale                                             145,548        38,000
  Proceeds from sale of investment securities available for sale                    5,308        90,475
  Net increase in loans                                                           (49,164)      (22,412)
  Purchase of bank properties and equipment                                          (393)         (974)
  Proceeds from the sale of bank properties and equipment                                            26
  Proceeds from sale of real estate owned                                              35           181
                                                                                 --------       -------
        Net cash (used in) provided by investing activities                       (81,633)       43,688
                                                                                 --------       -------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                             (29,262)        9,946
  Net advances (repayments) under line of credit and repurchase agreements         65,532       (71,273)
  Proceeds from other borrowings                                                   25,000
  Proceeds from exercise of stock options                                             453           229
  Treasury stock purchased                                                           (315)
  Proceeds from issuance of common stock                                              103             -
                                                                                 --------       -------
        Net cash provided by (used in) financing activities                        61,511       (61,098)
                                                                                 --------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (15,881)       (2,007)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     79,082        69,617
                                                                                 --------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 63,201       $67,610
                                                                                 ========       =======

----------------------------------------------------------------------------
    See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except per share amounts, are in thousands.)

(1)      Summary of Significant Accounting Policies


         Basis of Financial Statement Presentation

         The unaudited condensed consolidated financial statements contained herein for Sun Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Sun Capital Trust ("Sun Trust I"), Sun Capital Trust II ("Sun Trust II"), Sun Capital Trust III ("SunTrust III"), Sun National Bank, Delaware ("Sun Delaware"), Sun National Bank ("Sun") and Sun's wholly-owned subsidiaries Med-Vine, Inc., 2020 Properties, L.L.C. and Sun Financial Services, L.L.C. All significant intercompany balances and transactions have been eliminated. The Company merged Sun Delaware into Sun in the fourth quarter 2001.

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002 or any other period.

         Stock dividend - On April 25, 2002, the Company's Board of Directors declared a 5% stock dividend to be paid on May 23, 2002 to shareholders of record on May 9, 2002.

         Recent Accounting Principles - In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As adopted, SFAS No. 142 excluded from its scope the unidentifiable intangible assets recognized in bank and thrift acquisitions in accordance with SFAS 72, Accounting for Certain Acquisitions of Banking and Thrift Institutions. The FASB has decided to undertake a limited-scope project to reconsider part of the guidance in SFAS No. 72, including treatment of identified core deposit intangibles and unidentifiable intangible assets. In the first quarter 2002, the FASB has preliminarily decided to amend SFAS No. 72 to remove stockholder-owned financial institutions from the scope of paragraphs 5-7 and remove stockholder-owned financial institutions from the scope of FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. In addition, the FASB decided, for the transition provision related to SFAS No. 72, that if the transaction was a business combination and the core deposit intangible was separately recognized, then Companies would cease amortization of all unidentifiable intangible assets. However, if the transaction was not a business combination or if it is not possible to determine, after the fact, whether the transaction was a business combination, then Companies would continue amortization of all unidentifiable intangible assets. The FASB has also decided that the final Statement would be effective upon issuance with retroactive restatement for the nonamortization of the unidentified intangible asset to the beginning of the fiscal year in which SFAS No. 142 was applied in its entirety. A final statement is expected to be issued in the fourth quarter 2002. The adoption of SFAS Nos. 141 and 142 had no impact on the financial position, results of operations, or cash flows of the Company.

(2)      Loans

         The components of loans as of March 31, 2002 and December 31, 2001 were as follows:

                                                                      March 31, 2002        December 31, 2001
                                                                      --------------        -----------------
         Commercial and industrial                                        $  964,475               $  911,145
         Home equity                                                          25,759                   23,854
         Second mortgages                                                     50,689                   49,047
         Residential real estate                                              52,719                   55,282
         Installment                                                          57,103                   63,609
                                                                          ----------               ----------
           Total gross loans                                               1,150,745                1,102,937
         Allowance for loan losses                                           (13,956)                 (13,782)
                                                                          ----------               ----------
           Net Loans                                                      $1,136,789               $1,089,155
                                                                          ==========               ==========

         Non-accrual loans                                                $   10,036               $    9,123


(3)      Allowance for Loan Losses

         Changes in the allowance for loan losses were as follows:

                                                                  For the three month
                                                                         period ended     For the year ended
                                                                       March 31, 2002      December 31, 2001
                                                                       --------------      -----------------
         Balance, beginning of period                                        $13,782                  $10,636
         Charge-offs                                                            (864)                  (5,416)
         Recoveries                                                               38                      467
                                                                             -------                  -------
           Net charge-offs                                                      (826)                  (4,949)
         Provision for loan losses                                             1,000                    8,095
                                                                             -------                  -------
         Balance, end of period                                              $13,956                  $13,782
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                                       March 31, 2002       December 31, 2001
                                                                       --------------       -----------------
        Impaired loans with related reserve for loan
           losses calculated under SFAS No. 114                               $1,538                   $1,643
         Impaired loans with no related reserve for loan
           losses calculated under SFAS No. 114                               $7,602                   $6,101
                                            ---                               ------                   ------
         Total impaired loans                                                 $9,140                   $7,744
                                                                              ======                   ======


                                                                          For the three
                                                                           months ended   For the year ended
                                                                         March 31, 2002    December 31, 2001
                                                                         --------------    -----------------
         Average impaired loans                                               $8,416                   $6,787
         Interest income recognized on impaired loans                            $13                     $558
         Cash basis interest income recognized on impaired loans                 $36                     $651

                                       6


(4)      Deposits

         Deposits consist of the following major classifications:

                                                                        March 31, 2002      December 31, 2001
                                                                        --------------      -----------------
         Demand deposits - interest bearing                                 $  506,913             $  523,737
         Demand deposits - non-interest bearing                                281,955                280,196
         Savings deposits                                                      307,460                275,146
         Time certificates under $100,000                                      329,690                363,199
         Time certificates $100,000 or more                                    117,058                130,060
                                                                            ----------             ----------
           Total                                                            $1,543,076             $1,572,338
                                                                            ==========             ==========



(5)       Advances from the Federal Home Loan Bank

         Federal Home Loan Bank ("FHLB") advances are collateralized under a blanket collateral lien agreement. Advances were as follows:

                                                                        March 31, 2002      December 31, 2001
                                                                        --------------      -----------------
           Convertible rate advances                                        $   45,000             $   45,000
           Term amortizing advances                                            101,832                 29,008
                                                                            ----------             ----------
             Total                                                          $  146,832             $   74,008
                                                                            ==========             ==========

         Term amortizing advances were as follows:


                                                                        March 31, 2002      December 31, 2001
                                                                        --------------      -----------------

           Original principal                          $1,800
           Interest rate                               5.404%
           Monthly payment                                $12
           Maturity date                      October 8, 2008
               Balance                                                          $1,617                 $1,632
           Original principal                          $2,600
           Interest rate                               5.867%
           Monthly payment                                $18
           Maturity date                    November 26, 2018
               Balance                                                           2,355                  2,376
           Original principal                         $25,000
           Interest rate                               3.890%
           Monthly payment                               $459
           Maturity date                    November 15, 2006
               Balance                                                          23,862                 25,000
           Original principal                         $25,000
           Interest rate                               4.200%
           Monthly payment                               $463
           Maturity date                     January 10, 2007
               Balance                                                          24,625                      -
           Original principal                         $25,000
           Interest rate                               4.200%
           Monthly payment                               $463
           Maturity date                     January 30, 2007
               Balance                                                          24,625                      -
           Original principal                         $25,000
           Interest rate                               4.740%
           Monthly payment                               $350
           Maturity date                     January 30, 2009
               Balance                                                          24,748                      -
                                                                              --------                -------
           Total                                                              $101,832                $29,008
                                                                              --------                -------

(6)      Loans Payable

         As more fully described in Note 9, on March 29, 2002, the Company borrowed a combined $25.0 million as short-term financing in connection with the call of the Company's outstanding $28.0 million of 9.85% Sun Trust I Preferred Securities. Of the total, $20.0 million was borrowed to provide liquidity until the Company completed the issuance of $20.0 million Pooled Floating Rate Capital Securities on April 10, 2002. The Company borrowed $10.0 million from a company affiliated with the Chairman of the Board of Directors of the Company, $10.0 million from an unrelated third-party bank and an additional $5.0 million from the same unrelated bank. The terms and interest rate (9.85%) were the same for both $10.0 million loans. The Company paid off both $10.0 million loans, including accrued interest on April 10, 2002. The $5.0 million uncollateralized demand borrowing is at an interest rate of 6.00% with interest only monthly payments.

(7)      Other Comprehensive Income

         The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Total comprehensive (loss) income for the three-month periods ended March 31, 2002 and 2001 was ($1,823,000) and $8,136,000, respectively.


(8)      Earnings Per Share

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


                                                                         For the Three Months
                                                                            Ended March 31,
                                                                            ---------------
                                                                            2002          2001
                                                                            ----          ----

         Net income                                                    $     1,593   $     1,282

         Dilutive stock options outstanding                              1,534,685     1,031,213
         Average exercise price per share                              $      9.02   $      5.23
         Average market price - diluted basis                          $     12.53   $      8.14

         Average common shares outstanding                              10,599,862    10,284,653
         Increase in shares due to exercise of options - diluted basis     315,594       235,635
                                                                        ----------   -----------
         Adjusted shares outstanding - diluted                          10,915,456    10,520,288

         Net income per share - basic                                  $      0.15   $      0.12
         Net income per share - diluted                                $      0.15   $      0.12



(9)      Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt

         Guaranteed preferred beneficial interest in Company's subordinated debt consists of the following:

                                           March 31, 2002     December 31, 2001
                                           --------------     -----------------

         Sun Trust I                              $28,040               $28,040
         Sun Trust II                              29,287                29,287
                                                  -------               -------
                                                  $57,327               $57,327
                                                  =======               =======


         During the first quarter 2002, the Company notified the holders of the outstanding $28.0 million of 9.85% Sun Trust I Preferred Securities of its intention to call these securities contemporaneously with the redemption of the Sun Trust I 9.85% Junior Subordinated Debentures on April 1, 2002. During the second quarter, the Company wrote down the unamortized debt issuance costs of the called securities in the amount of $800,000, net of the tax effect of $400,000 (approximately $0.07 per diluted share). The Company funded this call with short-term borrowings of $25.0 million and a $3.0 million dividend from Sun. On April 10, 2002, the Company issued $20.0 million Pooled Floating Rate Capital Securities ("Sun Trust III Capital Securities"). The interest rate resets every six months to LIBOR plus 3.70%, with an initial rate of 6.02%, and will not exceed 11.00% through five years from its issuance. The proceeds were used to pay down $20.0 million of short-term borrowings. The Company will recognize a pretax interest expense saving from these transactions of $900,000 (approximately $0.05 per diluted share) for the nine-month period ending December 31, 2002.

         The sole asset of Sun Trust II is $29.9 million original principal amount of 8.875% Junior Subordinated Debentures issued by the Company that mature on December 31, 2028. At March 31, 2002 and December 31, 2001, the Company had repurchased 61,300 shares. The Company has the right to optionally redeem Sun trust II Debentures prior to the maturity date of December 31, 2028, on or after December 31, 2003, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date.


(10)     Stock Repurchase Plan

         In February 2002, the Board of Directors of the Company authorized the initiation of a stock repurchase plan covering up to approximately 3%, or 320,000 shares of the Company's outstanding common stock. At March 31, 2002, the Company repurchased 25,000 shares for $315,000.

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

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         Total assets at March 31, 2002 increased by $64.1 million or 3.3% to $1.99 billion as compared to $1.93 billion at December 31, 2001. The increase was primarily due to an increase in loans receivable of $47.6 million and in investment securities of $26.3 million, partially offset by a decrease in cash and cash equivalents of $15.9 million. The overall increase in total assets reflects the Company's strategy on growth of its core businesses, with emphasis on commercial lending and retail banking, while sustaining adequate liquidity, managing interest rate risk and maintaining strong capital.

         Cash and cash equivalents decreased $15.9 million, from $79.1 million at December 31, 2001 to $63.2 million at March 31, 2002. At December 31, 2001, a portion of the Company's cash and cash equivalents represented temporary liquidity from the sales, calls and maturities of investment securities during the end of the fourth quarter 2001.

         Investment securities available for sale increased $26.3 million or 4.1%, from $647.6 million at December 31, 2001 to $673.9 million at March 31, 2002. The increase in investment securities during the first quarter 2002 was consistent with the Company's asset and liability management goals which are designed to provide a portfolio of high quality investments which optimizes interest income within acceptable limits of safety and liquidity. The increase was primarily the result of $182.6 million of security purchases partially offset by $145.5 million of proceeds from maturities, prepayments or calls of investment securities.

         Net loans receivable at March 31, 2002 was $1.14 billion, an increase of $47.6 million from $1.10 billion at December 31, 2001. The increase was primarily from increased originations of commercial and industrial loans. The ratio of non-performing assets to total loans and real estate owned at March 31, 2002 was 1.12% compared to 1.02% at December 31, 2001. The ratio of allowance for loan losses to total non-performing loans was 121.55% at March 31, 2002 compared to 134.84% at December 31, 2001. The increase in these ratios was the result of an increase in non-performing assets to $11.5 million at March 31, 2002 from $10.2 million at December 31, 2001. The ratio of allowance for loan losses to total loans was 1.21% at March 31, 2002 compared to 1.25% at December 31, 2001.

         Excess of cost over fair value of assets acquired decreased $1.9 million from $43.6 million at December 31, 2001 to $41.7 million at March 31, 2002. The decrease was a result of scheduled amortization.

         Total deposits were $1.54 billion at March 31, 2002, reflecting a $29.3 million decrease over December 31, 2001. The Company's core deposits, (demand and savings deposits) increased $17.3 million while the non-core deposits (time deposits) declined $46.5 million. The Company's deposit strategy stresses the importance of building a relationship with each and every customer. To help facilitate these relationships, the Company has implemented a relationship pricing strategy that has helped to dramatically increase core deposit growth. This relationship strategy has enabled the Company to favorably increase the deposit mix with a higher concentration of core deposits.

         Advances from the Federal Home Loan Bank increased $72.8 million to $146.8 million at March 31, 2002 from $74.0 million at December 31, 2001. These advances are in line with the Company's ALCO interest rate sensitivity policies, by matching longer-term assets with longer-term liabilities.

         Other borrowings at March 31, 2002 were $26.2 million, an increase of $25.0 million from $1.2 million at December 31, 2001. The increase was in short-term borrowing of $25.0 million, which the Company used to fund, in part, the call of its Sun Trust I Preferred Securities on April 1, 2002. On April 10, 2002, the Company paid off $20.0 million of its short-term borrowings with the issuance of $20.0 million Pooled Floating Rate Capital Securities. The Company will recognize a pretax interest expense saving from these transactions of $900,000 (approximately $0.05 per diluted share) for the nine-months period ending December 31, 2002.

        Securities sold under agreement to repurchase decreased $7.3 million from $84.9 million at December 31, 2001 to $77.6 million at March 31, 2002, reflecting the seasonality of these borrowings.

        Total shareholders' equity decreased by $1.6 million, from $130.0 million at December 31, 2001, to $128.4 million at March 31, 2002. The decrease was primarily the result of a $3.4 million decrease in accumulated other comprehensive loss, partially offset by first quarter earnings amounting to $1.6 million.

        In February 2002, the Board of Directors of the Company authorized the initiation of a stock repurchase plan covering up to approximately 3%, or 320,000 shares of the Company's outstanding common stock. At March 31, 2002, the Company repurchased 25,000 shares for $315,000.

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

         The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $63.2 million at March 31, 2002, the Company has additional secured borrowing capacity with the FHLB and other sources. Management will continue to monitor the Company's liquidity in order to maintain it at a level that is adequate but not excessive.

         Net cash used in investing activities for the quarter ended March 31, 2002, was $81.6 million compared to net cash provided by investing activities for the quarter ended March 31, 2001 of $43.7 million, a difference of $125.3 million. Net cash provided by financing activities for the quarter ended March 31, 2002, was $61.5 million compared to net cash used in financing activities for the quarter ended March 31, 2001 of $61.1 million, a difference of $122.6 million. The activity during the first quarter 2001 reflects the Company's continued focus on overall balance sheet and capital management. Continuing its strategy implemented during the later part of 2000, the Company concentrated on growth of its core businesses, with emphasis on commercial lending and retail banking, while also deleveraging the balance sheet through a reduction in investments of $66.8 million and borrowings of $71.2 million. By year-end 2001, the Company had substantially executed its de-leveraging strategy. During the first quarter 2002, consistent with the Company's overall balance sheet and funding management, the Company increased FHLB advances by $65.5 million in order to match longer-term assets with longer-term liabilities. These advances are in line with the Company's ALCO interest rate sensitivity and liquidity policies. On March 29, 2002, the Company borrowed $25.0 million primarily to provide liquidity from April 1, 2002, when the Company called its outstanding $28.0 million of 9.85% Sun Trust I Preferred Securities ("Sun Trust I Securities") until April 10, 2002 when Company issued $20.0 million Pooled Floating Rate Capital Securities ("Sun Trust III Capital Securities").

         Management has developed a capital plan for the Company and the Bank that should allow the Company and the Bank to grow capital internally at levels sufficient for achieving its growth projections and operating and financial risks. It is the Company's intention to maintain "well-capitalized" risk-based capital levels. The Company has also considered a plan for contingency capital needs, and when appropriate, the Company's Board of Directors may consider various capital raising alternatives.

         As part of its capital plan, the Company issued trust preferred securities that qualify as Tier 1 or core capital of the Company, subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. During the first quarter 2002, the Company notified the holders of the outstanding $28.0 million of 9.85% Sun Trust I Securities of its intention to call these securities contemporaneously with the redemption of the Sun Trust I 9.85% Junior Subordinated Debentures on April 1, 2002. The Company funded this call with short-term borrowings of $25.0 million and a $3.0 million dividend from Sun. On April 10, 2002, the Company issued $20.0 million Sun Trust III Capital Securities. The proceeds were used to pay down $20.0 million of short-term borrowings.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2002 and
2001

         Net income increased by $311,000, or 24.3% for the three months ended March 31, 2002 to $1.6 million from $1.3 million for the three months ended March 31, 2001. As more fully described below, the increase in net income was due to an increase of $518,000 in net interest income, a decrease of $296,000 in the provision for loan losses and an increase of $567,000 in non-interest income, partially offset by an increase in non-interest expenses of $941,000.

         Net Interest Income. The increase in net interest income (on a tax-equivalent basis) from March 31, 2002 compared to March 31, 2001 was due to a $7.9 million decrease in interest expense partially offset by a $7.4 million decrease in interest income (on a tax-equivalent basis).

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                          At or for the three months ended       At or for the three months ended
                                                   March 31, 2002                        March 31, 2001
                                          ----------------------------------    -----------------------------------

                                           Average                 Average       Average                Average
                                           Balance     Interest  Yield/Cost      Balance     Interest   Yield/Cost
                                           -------     --------  ----------      -------     --------   ----------
Interest-earning assets:
     Loans receivable (1), (2)            $1,123,734    $20,334     7.24%      $ 1,054,631   $22,732     8.62%
     Investment securities (3)               682,788      7,482     4.38           743,118    12,260     6.60
     Federal funds sold                       12,534         53     1.68            16,473       225     5.46
                                          ----------     ------                  ---------   -------
                                           1,819,056     27,869     6.13         1,814,222    35,217     7.76

     Non-interest-earning assets             146,111                               145,237
                                          ----------                            ----------
                                          $1,965,167                            $1,959,459
                                          ==========                            ==========

Interest-bearing liabilities:
     Interest-bearing deposit accounts
     Deposits:
       Core deposits                         822,637      4,295     2.09%          535,426     4,384     3.27%
       Time deposits                         463,114      5,063     4.37           633,131     9,605     6.07
                                          ----------    -------                 ----------   -------
          Total interest-bearing deposits  1,285,751      9,358     2.91         1,168,556    13,988     4.79
     Borrowings:
       Repurchase agreements with                                                                        4.81
         customers                            78,905        184     0.94            73,934       890     4.81
       Repurchase agreements with FHLB             0          0     0.00           234,179     3,384     5.78
       FHLB term advances                    133,461      1,674     5.02            49,121       809     6.59
       Other borrowed money                    2,704         27     4.00             3,271        40     4.94
                                          ----------    -------                 ----------   -------
         Total borrowed money                215,070      1,885     3.51           360,505
                                                                                               5,123     5.68
       Guaranteed preferred beneficial
         interest                             57,327      1,360     9.49            57,327     1,360     9.49
                                          ----------    -------                 ----------   -------
         Total Interest-bearing
         liabilities:                      1,558,148     12,603     3.24         1,586,388    20,471     5.16
                                                        -------                              -------
Non-interest-bearing liabilities             275,227                               252,218
                                          ----------                            ----------
                                           1,833,375                             1,838,606
Shareholders' equity                         131,792                               120,853
                                          ----------                            ----------
                                          $1,965,167                            $1,959,459
                                          ==========                            ==========

Net interest income                                     $15,266                              $14,746
                                                        =======                              =======
Interest rate spread (4)                                            2.89%                                2.60%
                                                                  ======                               ======
Net yield on interest earning assets (5)                            3.36%                                3.25%
                                                                  ======                               ======
Ratio of average interest-earning assets
     to average interest-bearing liabilities                      116.74%                              114.36%
                                                                  ======                               ======

Footnotes described on following page

(1)  Average balances include non-accrual loans
(2) Loan fees are included in interest income and the amount is not material for this analysis
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities
(5) Net yield on interest earning assets represents net interest income as a percentage of average interest-earning assets



The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.


                                                    Quarter Ended March 31,
                                                         2002 vs. 2001
                                                 ------------------------------
                                                      Increase (Decrease)
                                                            Due to
                                                 ------------------------------
                                                   Volume     Rate       Net
                                                   ------     ----       ---
Interest income:
  Loans receivable                               $  1,417  $(3,815)   $(2,398)
  Investment securities                              (930)  (3,848)    (4,778)
  Federal funds sold                                  (44)    (128)      (172)
                                                 --------  -------    -------
      Total interest-earning assets              $    443  $(7,791)   $(7,348)
                                                 --------  -------    -------

Interest expense:
  Deposit accounts:
    Core deposits                                $  2,348  $(2,436)     $ (89)
    Time deposits                                  (2,223)  (2,319)    (4,542)
                                                 --------  -------    -------
      Total interest-bearing deposits                 125   (4,755)    (4,630)
  Borrowings:
    Repurchase agreements with customers               56     (761)      (705)
    Repurchase agreements with FHLB                (3,384)       -     (3,384)
    FHLB advances                                   1,098     (233)       865
    Other borrowed money                               (7)      (7)       (14)
    Total borrowed money                           (2,237)  (1,001)    (3,238)
                                                 --------  -------    -------
  Guaranteed preferred beneficial
   interest in Company's subordinated debt              -        -          -
                                                 --------  -------    -------
      Total interest-bearing liabilities         $ (2,112) $(5,756)   $(7,868)
                                                 --------  -------    -------
Net change in interest income                    $  2,555  $(2,035)   $   520
                                                 ========  =======    =======

         Net interest income (on a tax-equivalent basis) increased $520,000 or 3.5% to $15.3 million for the quarter ended March 31, 2002 compared to $14.7 million for the same period in 2001. This increase is primarily due to the change in the volume of interest-earning assets and interest-bearing liabilities, as well as the number of market rate decreases between periods. From the volume component, net interest income (on a tax-equivalent basis) increased $2.5 million and was partially offset by the rate component that decreased net interest income by $2.0 million. The change in the average balances of the interest-earning assets and the interest-bearing liabilities reflects the Company's continued focus on overall balance sheet management by concentrating on the growth of its core businesses.

         Interest income (on a tax-equivalent basis) decreased $7.3 million, or 20.9% to $27.9 million for the three months ended March 31, 2002 compared to $35.2 million for the same period in 2001. The decrease in interest income was due to the continued drop in interest rates, which lowered the yield on average interest-earning assets by 163 basis points. Interest income (on a tax-equivalent basis) on investment securities decreased $4.8 million caused by a decrease in yield of 222 basis points with a reduction in the average balance from $743.1 million at March 31, 2001 to $682.8 million at March 31, 2002. In addition, interest income on loans receivable decreased due to a decrease in yield of 138 basis points offset by an increase in average balance of loans receivable from $1.05 billion at March 31, 2001 to $1.12 billion at March 31, 2002.

         Interest expense decreased $7.9 million or 38.4% to $12.6 million for the three months ended March 31, 2002 compared to $20.5 million for the same period in 2001. The decrease in interest expense was due primarily to the overall decrease in interest rates, the change in the mix of deposits between core and time deposits, and the decrease in volume of borrowed money. The change in interest rates decreased overall cost of funds by 192 basis points, or $5.8 million. The change in the mix of deposits is the result of the Company implementing a relationship pricing strategy that has enabled the Bank to favorably increase the deposit mix with a higher concentration of lower costing core deposits. The increase in the average balance of core deposits from $535.4 million at March 31, 2001 to $822.6 million at March 31, 2002, resulted in the increase in the volume component of interest expense of $2.3 million. The core deposit increase was partially offset with a decrease in the average balance of time deposits from $633.1 million at March 31, 2001 to $463.1 million at March 31, 2002, which resulted in the decrease in the volume component of interest expense of $2.2 million. An additional $2.2 million decrease in the volume component of interest expense was the result of the decrease in the aggregate volume of borrowed money. The volume component of interest expense decreased $3.4 million as the Company fully paid off repurchase agreements with the FHLB, which was partially offset by an increase in the volume component of interest expense of $1.1 million with increased FHLB advances. These advances are in line with the Company's ALCO interest rate sensitivity and liquidity management, by matching longer-term assets with longer-term liabilities.

         The increase in net yield on interest-earning assets for the three months ended March 31, 2002, compared to the same period in 2001, was primarily due to the average cost of funds reduction being greater than the reduction in the Company's interest-earning assets.

         Provision for Loan Losses. For the three months ended March 31, 2002, the provision for loan losses was $1.0 million, a decrease of $296,000, compared to $1.3 million for the same period in 2001. Commencing in the second quarter 2001, the Company focused on reinforcing its ongoing loan portfolio management, enhancing the credit review process to effectively address the current risk profile of the portfolio and a more aggressive approach to troubled credits. The result was that non-performing loans have been reduced from a high of $14.6 million during 2001 to $11.5 million at March 31, 2002. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors. The allowance for loan losses at March 31, 2002 was $14.0 million or 1.21% of loans. This compares to the allowance for loan losses of $13.8 million at March 31, 2001, or 1.25% of loans.

         Other Income. Other income increased $567,000, or 25.4% for the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001. The increase was primarily the result of an increase in the volume of service charges on deposit accounts. In addition, gain on the sale of investment securities was $183,000 for the three months ended March 31, 2002 compared to a gain of $50,000 in the same period of 2001.

         Other Expenses. Other expenses increased $941,000, or 6.9% to $14.6 million for the three months ended March 31, 2002 as compared to $13.6 million for the same period in 2001. Of the increase, $853,000 was in salaries and employee benefits needed to support the Company's initiatives announced in 2001.

         Income Taxes. Applicable income taxes increased $129,000 for the three months ended March 31, 2002 as compared to the same period in 2001. The increase resulted from higher pre-tax earnings.


Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management


         The Company's exposure to interest rate risk results from the difference in maturities and repricing characteristics of the interest-earning assets and interest-bearing liabilities and the volatility of interest rates. If the Company's assets have shorter maturity or repricing terms than its liabilities, the Company's earnings will tend to be negatively affected during periods of declining interest rates. Conversely, this mismatch would benefit the Company during periods of increasing interest rates. Management monitors the relationship between the interest rate sensitivity of the Company's assets and liabilities.

Gap Analysis

         Banks have become increasingly concerned with the extent to which they are able to match maturities or repricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring a bank's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. On a monthly basis, the Bank monitors its gap, primarily its six-month and one-year maturities, and works to maintain its gap within a range that does not exceed a negative 25% of total assets. Management and the Board of Directors monitor the Company's gap position quarterly.

         The Asset/Liability Committee of the Bank's Board of Directors discuss, among other things, interest rate risk. The Bank also uses simulation models to measure the impact of potential changes of up to 300 basis points in interest rates on net interest income. Sudden changes to interest rates should not have a material impact to results of operations. Should the Bank experience a positive or negative mismatch in excess of the approved range, it has a number of remedial options. The Bank has the ability to reposition its investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. It can attract variable- or fixed-rate loan products as appropriate. The Bank can also price deposit products to attract deposits with maturity characteristics that can lower their exposure to interest rate risk.

         At March 31, 2002, the Company had a positive position with respect to its exposure to interest rate risk. Total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing during the same time period by $41.6 million, representing a positive cumulative one-year gap ratio of 2.09%. As a result, the cost of interest-bearing liabilities of the Company should adjust to changes in interest rates at a slower rate than yield on interest-earning assets of the Company.

         The following table summarizes the maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2002. All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits into categories noted below. Management's allocation is based on the estimated duration of those deposits.


                                                          Maturity/Repricing Time Periods
                                         0-3 Months   4-12 Months      1-5 Years    Over 5 Yrs.       Total
                                         ----------   -----------      ---------    -----------       -----

FHLB interest-bearing deposit              $  2,626                                                 $    2,626
Loans receivable                            363,493      $151,287       $567,860       $ 68,105      1,150,745
Investment securities                       182,386        77,415        329,212        103,714        692,727
Federal funds sold                            4,745             -              -                         4,745
                                           --------      --------       --------       --------     ----------
  Total interest-earning assets             553,250       228,702        897,072        171,819      1,850,843
                                           --------      --------       --------       --------     ----------

Interest-bearing demand deposits            165,344        47,161        268,518         25,890        506,913
Savings deposits                             13,674        41,021        232,330         20,435        307,460
Time certificates                           130,027       194,174        120,787          1,760        446,748
Federal Home Loan Bank Advances               4,259        12,863         93,876         35,834        146,832
Loan payable                                 26,160                                                     26,160
Securities sold under agreements
  to repurchase                              77,636                                                     77,636
Guaranteed interest in Company's
  subordinated debt                          28,040             -              -         29,287         57,327
                                           --------      --------       --------       --------     ----------
  Total interest-bearing liabilities        445,140       295,219        715,511        113,206      1,569,076
                                           --------      --------       --------       --------     ----------
Periodic Gap                               $108,110      $(66,517)      $181,561       $ 58,613     $  281,767
                                           ========      ========       ========       ========     ==========
Cumulative Gap                             $108,110      $ 41,593       $223,154       $281,767
                                           ========      ========       ========       ========
Cumulative Gap Ratio                           5.42%         2.09%         11.19%         14.13%
                                           ========      ========       ========       ========

                         PART II - OTHER INFORMATION


Item 1   Legal Proceedings

         The Company is not engaged in any legal proceedings of a material nature at March 31, 2002. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2   Changes in Securities and Use of Proceeds

         Not applicable


Item 3   Defaults upon Senior Securities

         Not applicable


Item 4   Submission of Matters to a Vote of Security Holders

         Not applicable


Item 5   Other Information

         Not applicable


Item 6   Exhibits and Reports on Form 8-K


         The following current reports on Form 8-K were filed during the quarter ended March 31, 2002:

             The Company filed a Current Report on Form 8-K on February 26, 2002

             The Company filed a Current Report on Form 8-K on January 25, 2002

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Sun Bancorp, Inc.
                                           -----------------
                                           (Registrant)



Date       May 10, 2002                    /s/ Thomas A. Bracken
           ------------                    ---------------------
                                           Thomas A. Bracken
                                           President and Chief Executive Officer





Date       May 10, 2002                    /s/ Dan. A. Chila
           ------------                    -----------------
                                           Dan A. Chila
                                           Executive Vice President and
                                           Chief Financial Officer