Form 10-Q
period 2002-06-30
SUN BANCORP INC /NJ/
filed 2002-08-13
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2002
                                                -------------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
                                ----------------------    --------------------
Commission file number                           0 - 20957
                          ------------------------------------------------------


                                SUN BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                           52-1382541
 ------------------------------------                      ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                                Identification)

                  226 Landis Avenue, Vineland, New Jersey 08360
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (856) 691-7700
                                 --------------
              (Registrant's telephone number, including area code)

     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1.00 Par Value Common Stock             11,193,496              August 09, 2002
----------------------------             ----------              ---------------
          Class                 Number of shares outstanding          Date

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                 June 30,      December 31,
                                                                                   2002            2001
                                                                                   ----            ----
                                                                                   (Dollars in thousands)
ASSETS

Cash and due from banks                                                         $    74,332    $    67,557
Federal funds sold                                                                      265         11,525
                                                                                -----------    -----------
  Cash and cash equivalents                                                          74,597         79,082
Investment securities available for sale (amortized cost -
  $664,808; 2002 and $648,340; 2001)                                                669,515        647,558
Loans receivable (net of allowance for loan losses -
  $14,973; 2002 and $13,782; 2001)                                                1,194,571      1,089,155
Restricted equity investments                                                        13,475         12,561
Bank properties and equipment, net                                                   28,568         28,180
Real estate owned, net                                                                  733            898
Accrued interest receivable                                                          12,619         11,089
Excess of cost over fair value of assets acquired, net                               39,813         43,637
Deferred taxes                                                                        7,238          8,154
Other assets                                                                          6,289          9,111
                                                                                -----------    -----------

TOTAL                                                                           $ 2,047,418    $ 1,929,425
                                                                                ============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                        $ 1,620,801    $ 1,572,338
Federal funds purchased                                                               5,000
Advances from the Federal Home Loan Bank                                            150,820         74,008
Securities sold under agreements to repurchase                                       70,047         84,928
Loans payable                                                                         6,160          1,160
Other liabilities                                                                     8,464          9,704
                                                                                -----------    -----------
  Total liabilities                                                               1,861,292      1,742,138
                                                                                -----------    -----------

Guaranteed preferred beneficial interest in Company's subordinated debt              49,287         57,327

SHAREHOLDERS' EQUITY
Preferred stock, none issued
Common stock, $1 par value, 25,000,000 shares authorized,
  Issued and outstanding: 11,215,596 in 2002 and 10,553,942 in 2001                  11,215         10,554
Surplus                                                                             114,558        108,058
Retained earnings                                                                     8,274         11,864
Accumulated other comprehensive income (loss)                                         3,107           (516)
Treasury stock at cost, 25,000 shares in 2002                                          (315)          --
                                                                                -----------    -----------
  Total shareholders' equity                                                        136,839        129,960
                                                                                -----------    -----------

TOTAL                                                                           $ 2,047,418    $ 1,929,425
                                                                                ============   ===========


--------------------------------------------------------------------------------
    See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                      For the Three Months             For the Six Months
                                                                        Ended June 30,                   Ended June 30,
                                                                        --------------                   --------------
                                                                      2002            2001             2002            2001
                                                                      ----            ----             ----            ----
                                                                         (Dollars in thousands, except per share amounts)
INTEREST INCOME:
  Interest and fees on loans                                      $    20,995    $     22,150      $    41,329     $    44,882
  Interest on taxable investment securities                             6,863           9,267           13,456          20,245
  Interest on non-taxable investment securities                           504             494            1,009             985
  Interest on restricted equity investments                               173             422              306             964
  Interest on federal funds sold                                           80             495              133             720
                                                                  -----------    ------------      -----------     -----------
    Total interest income                                              28,615          32,828           56,233          67,796
                                                                  -----------    ------------      -----------     -----------
INTEREST EXPENSE:
  Interest on deposits                                                  8,959          13,405           18,317          27,393
  Interest on short-term borrowed funds                                 2,271           3,704            4,156           8,827
  Interest on guaranteed preferred beneficial interest in
   Company's subordinated debt                                            937           1,359            2,297           2,719
                                                                  -----------    ------------      -----------     -----------
    Total interest expense                                             12,167          18,468           24,770          38,939
                                                                  -----------    ------------      -----------     -----------

    Net interest income                                                16,448          14,360           31,463          28,857

PROVISION FOR LOAN LOSSES                                               1,000           3,684            2,000           4,980
                                                                  -----------    ------------      -----------     -----------
    Net interest income after provision for loan losses                15,448          10,676           29,463          23,877
                                                                  -----------    ------------      -----------     -----------
OTHER INCOME:
  Service charges on deposit accounts                                   1,733           1,696            3,399           3,150
  Other service charges                                                   114             100              228             192
  (Loss) gain on sale of bank properties and equipment                                                     (14)             13
  Gain on sale of investment securities                                   616              69              799             119
  Other                                                                   794             772            1,646           1,397
                                                                  -----------    ------------      -----------     -----------
    Total other income                                                  3,257           2,637            6,058           4,871
                                                                  -----------    ------------      -----------     -----------

OTHER EXPENSES:
  Salaries and employee benefits                                        6,849           5,922           13,590          11,810
  Occupancy expense                                                     1,960           1,658            3,864           3,534
  Equipment expense                                                     1,203           1,225            2,289           2,459
  Data processing expense                                                 789             816            1,619           1,574
  Amortization of excess of cost over fair value of
   assets acquired                                                      1,912           1,971            3,824           3,940
  Other                                                                 3,076           2,859            5,187           4,777
                                                                  -----------    ------------      -----------     -----------
    Total other expenses                                               15,789          14,451           30,373          28,094
                                                                  -----------    ------------      -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                             2,916          (1,138)           5,148             654
INCOME TAXES (BENEFIT)                                                    887            (477)           1,526              33
                                                                  -----------     -----------      -----------     -----------

NET INCOME (LOSS)                                                 $     2,029     $      (661)     $     3,622     $       621
                                                                  ===========     ===========      ===========     ===========

Less: Trust Preferred issuance costs write-off                    $       777     $         -      $       777     $         -
                                                                  -----------     -----------      -----------     -----------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                $     1,252     $      (661)     $     2,845     $       621
                                                                  ===========     ===========      ===========     ===========

Basic earnings per share                                          $      0.12     $     (0.06)     $      0.26     $      0.06
                                                                  ===========     ===========      ===========     ===========

Diluted earnings per share                                        $      0.11     $     (0.06)     $      0.25     $      0.06
                                                                  ===========     ===========      ===========     ===========

Weighted average shares - basic                                    10,875,908      10,824,935       10,737,885      10,811,910
                                                                  ===========     ===========      ===========     ===========

Weighted average shares - diluted                                  11,371,254      11,157,801       11,170,883      11,063,701
                                                                  ===========     ===========      ===========     ===========

--------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the Six Months
                                                                                                    Ended June 30,
                                                                                               ----------------------
                                                                                                 2002          2001
                                                                                                 ----          ----
                                                                                                   (In thousands)
OPERATING ACTIVITIES:
  Net income                                                                                   $   3,622    $     621
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                      2,000        4,980
    Provision for losses on real estate owned                                                        117          310
    Depreciation                                                                                   1,152        1,208
    Net amortization (accretion) of investments securities                                           968       (1,553)
    Amortization of excess cost over fair value of assets acquired                                 3,824        3,940
    Gain on sale of investment securities available for sale                                        (799)        (119)
    Loss (gain) on sale of bank properties and equipment                                              14          (13)
    Deferred income taxes                                                                           (950)      (1,959)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                                 (1,530)       3,534
      Other assets                                                                                 2,045        1,304
      Other liabilities                                                                           (1,240)       2,167
                                                                                               ---------    ---------
        Net cash provided by operating activities                                                  9,223       14,420
                                                                                               ---------    ---------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                         (344,447)    (185,180)
  Purchases of restricted equity securities                                                         (914)         (79)
  Proceeds from maturities, prepayments or calls of investment
    securities available for sale                                                                287,688      162,678
  Proceeds from sale of investment securities available for sale                                  40,152      137,745
  Net increase in loans                                                                         (108,080)     (35,538)
  Purchase of bank properties and equipment                                                       (1,554)        (749)
  Proceeds from the sale of bank properties and equipment                                                          26
  Proceeds from sale of real estate owned                                                            712          274
                                                                                               ---------    ---------
        Net cash (used in) provided by investing activities                                     (126,473)      79,177
                                                                                               ---------    ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                        48,463       74,728
  Net advances (repayments) under line of credit and repurchase agreements                        66,931     (142,305)
  Proceeds from other borrowings                                                                  25,000
  Repayment of other borrowings                                                                  (20,000)
  Proceeds from exercise of stock options                                                            573          229
  Proceeds from issuance of Trust Preferred Securities                                            20,000
  Redemption of Trust Preferred Securities                                                       (28,040)
  Payments for fractional interests resulting from stock dividend                                     (6)          (4)
  Treasury stock purchased                                                                          (315)
  Proceeds from issuance of common stock                                                             159          124
                                                                                               ---------    ---------
        Net cash provided by (used in) financing activities                                      112,765      (67,228)
                                                                                               ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (4,485)      26,369
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    79,082       69,617
                                                                                               ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $  74,597    $  95,986
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

(1)  Summary of Significant Accounting Policies


     Basis of Financial Statement Presentation

     The unaudited condensed consolidated financial statements contained herein for Sun Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Sun Capital Trust ("Sun Trust I") (liquidated in April 2002), Sun Capital Trust II ("Sun Trust II"), Sun Capital Trust III ("SunTrust III"), Sun National Bank, Delaware ("Sun Delaware"), Sun National Bank ("Sun") and Sun's wholly-owned subsidiaries Med-Vine, Inc., 2020 Properties, L.L.C. and Sun Financial Services, L.L.C. All significant intercompany balances and transactions have been eliminated. The Company merged Sun Delaware into Sun in the fourth quarter 2001.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 2001. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002 or any other period.

     Stock dividend - On April 25, 2002, the Company's Board of Directors declared a 5% stock dividend paid on May 23, 2002 to shareholders of record on May 9, 2002.

     Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As adopted, SFAS No. 142 excluded from its scope the unidentifiable intangible assets recognized in bank and thrift acquisitions in accordance with SFAS 72, Accounting for Certain Acquisitions of Banking and Thrift Institutions. The FASB has decided to undertake a limited-scope project to reconsider part of the guidance in SFAS No. 72, including treatment of identified core deposit intangibles and unidentifiable intangible assets. In the first quarter 2002, the FASB preliminarily decided to amend SFAS No. 72 to remove stockholder-owned financial institutions from the scope of paragraphs 5-7 and remove stockholder-owned financial institutions from the scope of FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. In addition, the FASB decided, for the transition provision related to SFAS No. 72, that if the transaction was a business combination and the core deposit intangible was separately recognized, then companies would cease amortization of all unidentifiable intangible assets. However, if the transaction was not a business combination or if it is not possible to determine, after the fact, whether the transaction was a business combination, then companies would continue amortization of all unidentifiable intangible assets. The FASB has also decided that the final Statement would be effective upon issuance with retroactive restatement for the nonamortization of the unidentified intangible asset to the beginning of the fiscal year in which SFAS No. 142 was applied in its entirety. A final statement is expected to be issued in the fourth quarter 2002. The adoption of SFAS Nos. 141 and 142 had no impact on the financial position, results of operations, or cash flows of the Company.

(2) Loans

    The components of loans were as follows:

                                          June 30, 2002       December 31, 2001
                                          -------------       -----------------
    Commercial and industrial               $ 1,013,567             $   911,145
    Home equity                                  32,221                  23,854
    Second mortgages                             54,755                  49,047
    Residential real estate                      53,556                  55,282
    Installment                                  55,445                  63,609
                                            -----------             -----------
     Total gross loans                        1,209,544               1,102,937
    Allowance for loan losses                   (14,973)                (13,782)
                                            -----------             -----------
     Net Loans                              $ 1,194,571             $ 1,089,155
                                            ===========             ===========

    Non-accrual loans                       $    10,054             $     9,123


(3) Allowance for Loan Losses

    Changes in the allowance for loan losses were as follows:

                                            For the six
                                           months ended      For the year ended
                                          June 30, 2002       December 31, 2001
                                          -------------       -----------------
    Balance, beginning of period            $    13,782             $    10,636
    Charge-offs                                    (864)                 (5,416)
    Recoveries                                       55                     467
                                            -----------             -----------
     Net charge-offs                               (809)                 (4,949)
    Provision for loan losses                     2,000                   8,095
                                            -----------             -----------
    Balance, end of period                  $    14,973             $    13,782
                                            ===========             ===========

     The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118 issued by the FASB. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan.

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

     Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:


                                            June 30, 2002      December 31, 2001
                                            -------------      -----------------
    Impaired loans with related
      reserve for loan losses
      calculated under SFAS No. 114         $     1,020              $    1,643
    Impaired loans with no related
      reserve for loan losses
      calculated under SFAS No. 114         $     8,497                   6,101
                                            -----------              ----------
    Total impaired loans                    $     9,517              $    7,744
                                            ===========              ==========

                                              For the six
                                             months ended    For the year ended
                                            June 30, 2002     December 31, 2001
                                            -------------     -----------------

    Average impaired loans                  $     9,217              $    6,787
    Interest income recognized on
      impaired loans                        $        40              $      558
    Cash basis interest income
      recognized on impaired                $        61              $      651

(4)  Deposits

     Deposits consist of the following major classifications:


                                                                   June 30, 2002         December 31, 2001
                                                                   -------------         -----------------
     Demand deposits - interest bearing                                $ 572,568                $  523,737
     Demand deposits - non-interest bearing                              289,168                   280,196
     Savings deposits                                                    310,543                   275,146
     Time certificates under $100,000                                    319,376                   363,199
     Time certificates $100,000 or more                                  129,146                   130,060
                                                                      ----------                ----------
       Total                                                          $1,620,801                $1,572,338
                                                                      ==========                ==========


(5)  Advances from the Federal Home Loan Bank

     Federal Home Loan Bank ("FHLB") advances are collateralized under a blanket collateral lien agreement. Advances were as follows:


                                                                   June 30, 2002         December 31, 2001
                                                                   -------------         -----------------
        Convertible rate advances                                     $   53,200                $   45,000
        Term amortizing advances                                          97,620                    29,008
                                                                      ----------                ----------
          Total                                                       $  150,820                $   74,008
                                                                      ==========                ==========

     Term amortizing advances were as follows:


                                                                   June 30, 2002         December 31, 2001
                                                                   -------------         -----------------
     Original principal                              $1,800
     Interest rate                                   5.404%
     Monthly payment                                    $12
     Maturity date                          October 8, 2008
         Balance                                                          $1,603                    $1,632
     Original principal                              $2,600
     Interest rate                                   5.867%
     Monthly payment                                    $18
     Maturity date                        November 26, 2018
         Balance                                                           2,334                     2,376
     Original principal                             $25,000
     Interest rate                                   3.890%
     Monthly payment                                   $459
     Maturity date                        November 15, 2006
         Balance                                                          22,713                    25,000
     Original principal                             $25,000
     Interest rate                                   4.200%
     Monthly payment                                   $463
     Maturity date                         January 10, 2007
         Balance                                                          23,491                         -
     Original principal                             $25,000
     Interest rate                                   4.200%
     Monthly payment                                   $463
     Maturity date                         January 30, 2007
         Balance                                                          23,491                         -
     Original principal                             $25,000
     Interest rate                                   4.740%
     Monthly payment                                   $350
     Maturity date                         January 30, 2009
         Balance                                                          23,988                         -
                                                                         -------                   -------
     Total                                                               $97,620                   $29,008
                                                                         =======                   =======

     On June 6, 2002, the Company executed an $8.2 million Convertible rate advance, at a rate of 4.854%, maturing on June 6, 2007. Monthly payments are interest only during the term of the advance.

(6)  Loans Payable

     As more fully described in Note 9, on March 29, 2002, the Company borrowed a combined $25.0 million as short-term financing in connection with the call of the Company's outstanding $28.0 million of 9.85% Sun Trust I Preferred Securities. Of the total, $20.0 million was borrowed to provide liquidity until the Company completed the issuance of $20.0 million Pooled Floating Rate Capital Securities on April 10, 2002. The Company borrowed $10.0 million from a company affiliated with the Chairman of the Board of Directors of the Company, $10.0 million from an unrelated third-party bank and an additional $5.0 million from the same unrelated bank. The terms and interest rate (9.85%) were the same for both $10.0 million loans. The
     Company paid off both $10.0 million loans, including accrued interest on April 10, 2002. The $5.0 million uncollateralized demand borrowing, at an interest rate of 6.00% with interest only monthly payments, and was paid off on July 11, 2002.

(7)  Other Comprehensive Income

     The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Total comprehensive income for the three-months ended June 30, 2002 and 2001 amounted to $9,068,000 and $1,070,000, respectively. Total comprehensive income for the six-months ended June 30, 2002 and 2001 amounted to $7,245,000 and $9,206,000, respectively.

(8)  Earnings Per Share

     Basic earnings per share is computed by dividing income available to common shareholders (net income less Trust Preferred issuance costs write-off), by the weighted average number of shares of common stock net of treasury shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock net of treasury shares outstanding increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options (treasury stock method) along with the assumed tax benefit from the exercise of non-qualified options. These purchases were assumed to have been made at the average market price of the common stock, which is based on the daily closing price. Retroactive recognition has been given to market values, common stock outstanding and potential common shares for periods prior to the date of the Company's stock dividends.


                                                                           For the                      For the
                                                                        Three Months                   Six Months
                                                                       Ended June 30,                 Ended June 30,
                                                                ---------------------------    ---------------------------
                                                                     2002         2001             2002           2001
                                                                     ----         ----             ----           ----

Net income (loss)                                               $      2,029   $       (661)   $      3,622   $        621
Less: Trust Preferred issuance costs write-off                  $        777   $          -    $        777   $          -
                                                                ------------   ------------    ------------   ------------
Net income (loss) available to common shareholders              $      1,252   $       (661)   $      2,845   $        621
                                                                ============   ============    ============   ============

Dilutive stock options outstanding                                 2,218,862      1,404,968       2,142,605      1,369,383
Average exercise price per share                                $       9.51   $       5.45    $       9.34   $       5.51
Average market price                                            $      13.67   $       8.64    $      12.84   $       8.19

Average common shares outstanding                                 10,875,908     10,824,935      10,737,885     10,811,910
Increase in shares due to exercise of options - diluted basis        495,346        332,866         432,998        251,791
                                                                ------------   ------------    ------------   ------------
Adjusted shares outstanding - diluted                             11,371,254     11,157,801      11,170,883     11,063,701

Net earnings per share - basic                                  $       0.12   $      (0.06)   $       0.26   $       0.06
Net earnings per share - diluted                                $       0.11   $      (0.06)   $       0.25   $       0.06


(9)  Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt

     Guaranteed preferred beneficial interest in Company's subordinated debt consists of the following:

                                    June 30, 2002        December 31, 2001
                                    -------------        -----------------

            Sun Trust I                                            $28,040
            Sun Trust II                  $29,287                   29,287
            Sun Trust III                  20,000                        -
                                          -------                  -------
                                          $49,287                  $57,327
                                          =======                  =======


     During the first quarter 2002, the Company notified the holders of the outstanding $28.0 million of 9.85% Sun Trust I Preferred Securities of its intention to call these securities contemporaneously with the redemption of the Sun Trust I 9.85% Junior Subordinated Debentures on April 1, 2002. During the second quarter, the Company wrote down the unamortized debt issuance costs of the called securities in the amount of $777,000, net of income tax, through a charge to equity. The Company funded this call with short-term borrowings of $25.0 million and a $3.0 million dividend from Sun. On April 10, 2002, the Company issued $20.0 million Pooled Floating Rate Capital Securities ("Sun Trust III Capital Securities"). The interest rate resets every six months to LIBOR plus 3.70%, with an initial rate of 6.02%, and will not exceed 11.00% through five years from its issuance. The proceeds were used to pay down $20.0 million of short-term borrowings.

     The sole asset of Sun Trust II is $29.9 million, original principal amount of 8.875% Junior Subordinated Debentures issued by the Company that mature on December 31, 2028. At June 30, 2002 and December 31, 2001, the Company had repurchased 61,300 shares. The Company has the right to optionally redeem Sun Trust II Debentures prior to the maturity date of December 31, 2028, on or after December 31, 2003, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date.

     On July 11, 2002, the Company issued $10.0 million Pooled Floating Rate Capital Securities ("Sun Trust IV Capital Securities"). The interest rate resets every three months to LIBOR plus 3.65%, with an initial rate of 5.51%, and will not exceed 11.95% through five years from its issuance. The proceeds were used to pay down $5.0 million of short-term borrowings and for general corporate purposes.

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

Item 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     Total assets at June 30, 2002 increased by $118.0 million, or 6.1% to $2.05 billion as compared to $1.93 billion at December 31, 2001. The increase was primarily due to an increase in net loans receivable of $105.4 million and in investment securities of $22.0 million, partially offset by a decrease in cash and cash equivalents of $4.5 million and a decrease in excess of cost over fair value of assets acquired of $3.8 million. The overall increase in total assets reflects the Company's continued strategy on growth of its core businesses, with emphasis on commercial and small business lending and community banking, while sustaining adequate liquidity, managing interest rate risk and maintaining strong capital.

     Cash and cash equivalents decreased $4.5 million, from $79.1 million at December 31, 2001 to $74.6 million at June 30, 2002. At December 31, 2001, a portion of the Company's cash and cash equivalents represented temporary liquidity from the sales, calls and maturities of investment securities during the end of the fourth quarter 2001.

     Investment securities available for sale increased $22.0 million, or 3.4%, from $647.6 million at December 31, 2001 to $669.5 million at June 30, 2002. The increase in investment securities during the six months ended June 30, 2002 was consistent with the Company's asset and liability management goals which are designed to provide a portfolio of high quality investments which optimizes interest income within acceptable limits of safety and liquidity. The increase was primarily the result of $344.4 million of security purchases partially offset by $287.7 million of proceeds from maturities, prepayments or calls of investment securities.

     Net loans receivable at June 30, 2002 was $1.19 billion, an increase of $105.4 million, or 9.7% from $1.10 billion at December 31, 2001. Of this increase, $102.4 million was due primarily to originations of commercial and industrial loans. Credit quality at June 30, 2002 remained consistent with December 31, 2001. The ratio of non-performing assets to total loans and real estate owned at June 30, 2002 was 0.98% compared to 1.02% at December 31, 2001. The ratio of allowance for loan losses to total non-performing loans was 135.27% at June 30, 2002 compared to 134.84% at December 31, 2001. The ratio of allowance for loan losses to total loans was 1.24% at June 30, 2002 compared to 1.25% at December 31, 2001.

     Excess of cost over fair value of assets acquired decreased $3.8 million from $43.6 million at December 31, 2001 to $39.8 million at June 30, 2002. The decrease was a result of scheduled amortization.

     Total deposits were $1.62 billion at June 30, 2002, reflecting a $48.5 million, or 3.1% increase over December 31, 2001. The Company's core deposits, (demand and savings deposits) increased $93.2 million, or 8.6%, while the non-core deposits (time deposits) declined $44.7 million, or 9.1%. The Company maintains a deposit relationship pricing strategy that has enabled the Company to favorably increase the deposit mix with a higher concentration of core deposits. Core deposits as a percentage of total deposits were 72.3 at June 30, 2001 and 68.6% at December 31, 2001.

     Advances from the Federal Home Loan Bank increased $76.8 million to $150.8 million at June 30, 2002 from $74.0 million at December 31, 2001. These advances are in line with the Company's ALCO interest rate sensitivity policies, by matching longer-term assets with longer-term liabilities.

     Other borrowings at June 30, 2002 were $11.2 million, an increase of $10.0 million from $1.2 million at December 31, 2001. Of this increase, a net $5.0 million increase was in short-term borrowings, which the Company used to fund, in part, the call of its Sun Trust I Preferred Securities on April 1, 2002. This $5.0 million borrowing was paid off on July 11, 2002. The remaining $5.0 million increase was federal funds purchased.

     Securities sold under agreement to repurchase decreased $14.9 million from $84.9 million at December 31, 2001 to $70.0 million at June 30, 2002, reflecting the seasonality of these borrowings.

     Total shareholders' equity increased by $6.9 million, from $130.0 million at December 31, 2001, to $136.9 million at June 30, 2002. The increase was primarily the result of the Company's six months net earnings of $3.6 million and a $3.6 million increase in accumulated other comprehensive income, due to the improvement in the market value of the investment portfolio.

     On April 1, 2002, the Company called the outstanding $28.0 million of 9.85% Sun Trust I Preferred Securities contemporaneously with the redemption of the Sun Trust I 9.85% Junior Subordinated Debentures on April 1, 2002. The Company wrote down the unamortized debt issuance costs of the called securities in the amount of $777,000, net of income tax, through a charge to equity. The Company funded this call with short-term borrowings of $25.0 million and a $3.0 million dividend from Sun. On April 10, 2002, the Company issued $20.0 million Pooled Floating Rate Capital Securities ("Sun Trust III Capital Securities"). The proceeds were used to pay down $20.0 million of short-term borrowings.

     In February 2002, the Board of Directors of the Company authorized the initiation of a stock repurchase plan covering up to approximately 3%, or 320,000 shares of the Company's outstanding common stock. At June 30, 2002, the Company repurchased 25,000 shares for $315,000.

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

     The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $74.6 million at June 30, 2002, the Company has additional secured borrowing capacity with the FHLB and other sources. Management will continue to monitor the Company's liquidity in order to maintain it at a level that is adequate but not excessive.

     Net cash used in investing activities for the quarter ended June 30, 2002, was $126.5 million compared to net cash provided by investing activities for the six months ended June 30, 2001 of $79.2 million, a difference of $205.7 million. By contrast, net cash provided by financing activities for the quarter ended June 30, 2002, was $112.8 million compared to net cash used in financing activities for the quarter ended June 30, 2001 of $67.2 million, a difference of $180.0 million. The activity during the first half 2001 reflects the Company's continued focus on overall balance sheet and capital management. Continuing its strategy implemented during the later part of 2000, the Company concentrated on growth of its core businesses, with emphasis on commercial and small business lending and community banking, while also deleveraging the balance sheet through a reduction in investments of $100.6 million and borrowings of $142.3 million. By year-end 2001, the Company had substantially executed its de-leveraging strategy. During the first half 2002, consistent with the Company's overall balance sheet and funding management, the Company increased FHLB advances by $76.8 million in order to match longer-term assets with longer-term liabilities.

     On July 11, 2002, the Company issued $10.0 million Pooled Floating Rate Capital Securities ("Sun Trust IV Capital Securities"). The interest rate resets every three months to LIBOR plus 3.65%, with an initial rate of 5.51%, and will not exceed 11.95% through five years from its issuance. The proceeds were used to pay down $5.0 million of short-term borrowings and for general corporate purposes.

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

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2002 and
2001

     Net income increased by $2.7 million, for the three months ended June 30, 2002 to $2.0 million from a net loss of $661,000 for the three months ended June 30, 2001. As more fully described below, the increase in net income was due to an increase of $2.1 million in net interest income and a decrease of $2.7 million in the provision for loan losses, partially offset by an increase in non-interest expenses of $1.3 million.

     Net Interest Income. Net interest income is the most significant component of the Company's income from operations. Net interest income is the difference between interest received on interest-earning assets (primarily loans and investment securities) and interest paid on interest-bearing liabilities (primarily deposits and borrowed funds). Net interest income depends on the volume and interest rate earned on interest-earning assets and the volume and interest rate paid on interest-bearing liabilities.

     The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                           At or for the three months ended       At or for the three months ended
                                                                     June 30, 2002                          June 30, 2001
                                                        -------------------------------------    ----------------------------------

                                                         Average                   Average        Average                 Average
                                                         Balance      Interest    Yield/Cost      Balance      Interest  Yield/Cost
                                                         -------      --------    ----------      -------      --------  ----------
Interest-earning assets:
  Loans receivable (1), (2):
      Commercial and industrial                         $  996,498    $ 17,553      7.05%        $  883,372    $ 18,406      8.33%
      Home equity                                           29,293         377      5.15             24,030         502      8.36
      Second mortgage                                       54,277       1,010      7.44             37,119         845      9.11
      Residential real estate                               53,111         843      6.35             55,313       1,075      7.78
      Installment                                           56,173       1,212      8.63             63,796       1,322      8.29
                                                        ----------    --------                   ----------    --------
         Total loans receivable                          1,189,352      20,995      7.06          1,063,630      22,150      8.33
  Investment securities (3)                                676,721       7,778      4.60            704,753      10,382      5.89
  Federal funds sold                                         5,442          18      1.29              6,211          51      3.31
  Interest-bearing deposit with banks                       18,966          81      1.70             46,580         495      4.25
                                                        ----------    --------                   ----------    --------
      Total interest-earning assets                      1,890,481      28,872      6.11          1,821,174      33,078      7.27

   Cash and due from banks                                  59,053                                   61,886
   Bank properties and equipment                            28,314                                   28,969
   Excess of cost over fair value of assets acquired        41,011                                   50,136
   Other assets                                             10,475                                   15,330
                                                        ----------                               ----------
   Non-interest-earning assets                             138,853                                  156,321
                                                        ----------                               ----------
     Total Assets                                       $2,029,334                               $1,977,495
                                                        ==========                               ==========


Interest-bearing liabilities:
  Interest-bearing deposit accounts:
   Interest-bearing demand deposits                     $  553,541       2,684      1.94%        $  388,097       2,884      2.97%
   Savings deposits                                        308,714       1,764      2.29            187,811       1,231      2.62
   Time deposits                                           458,475       4,511      3.94            630,021       9,290      5.90
                                                        ----------    --------                   ----------    --------
    Total interest-bearing deposits accounts             1,320,730       8,959      2.71          1,205,929      13,405      4.45
                                                        ----------    --------                   ----------    --------
  Borrowed money:
   Repurchase agreements with customers                     73,194         197      1.07             79,534         698      3.51
   Repurchase agreements with FHLB                                                                  191,781       2,178      4.54
   FHLB advances                                           163,135       1,933      4.74             49,087         817      6.66
   Federal funds purchased                                   2,033          11      2.15
   Other borrowed money                                      8,138         130      6.38              1,160          11      3.69
                                                        ----------    --------                   ----------    --------
    Total borrowed money                                   246,500       2,271      3.68            321,562       3,704      4.61
  Guaranteed preferred beneficial interest in
    Company's subordinated debt                             47,286         938      7.93             57,327       1,359      9.49
                                                        ----------    --------                   ----------    --------
     Total Interest-bearing liabilities                  1,614,516      12,168      3.01          1,584,818      18,468      4.66
                                                        ----------    --------                   ----------    --------

Non-interest-bearing demand deposits                       275,284                                  257,956
Other liabilities                                            8,993                                   10,735
                                                        ----------                               ----------
     Non-interest-bearing liabilities                      284,277                                  268,691
                                                        ----------                               ----------
  Total liabilities                                      1,898,793                                1,853,509

Shareholders' equity                                       130,541                                  123,986
                                                        ----------                               ----------
  Total liabilities and shareholders' equity            $2,029,334                               $1,977,495
                                                        ==========                               ==========

Net interest income                                                   $ 16,704                                 $ 14,610
                                                                      ========                                 ========
Interest rate spread (4)                                                            3.10%                                    2.61%
                                                                                    ====                                     ====
Net yield on interest earning assets (5)                                            3.53%                                    3.21%
                                                                                    ====                                     ====
Ratio of average interest-earning assets to average
 interest-bearing liabilities                                                     117.09%                                  114.91%
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



                                                                  Three Months Ended June 30,
                                                                         2002 vs. 2001
                                                           ----------------------------------------
                                                                      Increase (Decrease)
                                                                            Due to
                                                           ----------------------------------------
                                                               Volume         Rate           Net
                                                               ------         ----           ---
Interest income
  Loans receivable:
     Commercial and industrial                               $ 2,182       $(3,035)      $  (853)
     Home equity                                                  95          (220)         (125)
     Second mortgage                                             340          (175)          165
     Residential real estate                                     (42)         (190)         (232)
     Installment                                                (163)           53          (110)
                                                             -------       -------       -------
        Total loans receivable                                 2,412        (3,567)       (1,155)

  Investment securities                                         (400)       (2,204)       (2,604)
  Interest-bearing deposits accounts                              (5)          (28)          (33)
  Federal funds sold                                            (207)         (208)         (415)
                                                             -------       -------       -------
    Total interest-earning assets                            $ 1,800       $(6,007)      $(4,207)
                                                             -------       -------       -------

Interest expense
  Interest-bearing deposit
  accounts:
     Interest-bearing demand deposit                         $   991       $(1,191)      $  (200)
    Savings deposits                                             705          (172)          533
    Time deposits                                             (2,153)       (2,626)       (4,779)
                                                             -------       -------       -------
        Total interest-bearing deposit accounts                 (457)       (3,989)       (4,446)
  Borrowed money:
     Repurchase agreements with customers                        (51)         (455)         (501)
     Repurchase agreements with FHLB                          (2,178)                     (2,178)
     FHLB advances                                             1,413          (297)        1,116
     Federal funds purchased                                      11                          11
     Other borrowed money                                        106            13           119
                                                             -------       -------       -------
        Total borrowed money                                    (699)         (734)       (1,433)
  Guaranteed preferred beneficial interest in
   Company's subordinated debt
                                                                (217)         (205)        (422)
                                                             -------       -------       -------
    Total interest-bearing liabilities                       $(1,373)      $(4,928)      $(6,301)
                                                             -------       -------       -------

Net change in interest income                                $ 3,173       $(1,079)      $ 2,094
                                                             =======       =======       =======

     The increase in net interest income (on a tax-equivalent basis) of $2.1 million from the quarter June 30, 2002 compared to the quarter June 30, 2001 was due to a $6.3 million decrease in interest expense partially offset by a $4.2 million decrease in interest income (on a tax-equivalent basis).

     The increase in interest rate spread and margin for the three months ended June 30, 2002, compared to the same period 2001, was primarily due to the volatility of interest rates and difference in maturities and repricing characteristics of the interest-bearing liabilities and interest-earning assets. The cost of funds on interest-bearing liabilities decreased 165 basis points from 4.66% for the six months ended June 30, 2001 to 3.01% for the same period in 2002, while the yield on the average interest-earning assets declined 116 basis points during the same time period.

     Net interest income (on a tax-equivalent basis) increased $2.1 million, or 14.3% to $16.7 million for the quarter ended June 30, 2002 compared to $14.6 million for the same period in 2001. This increase is primarily due to the change in the volume of interest-earning assets and interest-bearing liabilities, as well as the number of market rate decreases between periods. From the volume component, net interest income (on a tax-equivalent basis) increased $3.2 million and was partially offset by the rate component that decreased net interest income by $1.1 million. The change in the average balances of the interest-earning assets and the interest-bearing liabilities reflects the Company's continued focus on overall balance sheet management, concentration on the growth of its core businesses, and continued focus on liquidity management.

     Interest income (on a tax-equivalent basis) decreased $4.2 million, or 12.7% to $28.9 million for the three months ended June 30, 2002 compared to $33.1 million for the same period in 2001. The decrease in interest income was due to the continued drop in interest rates, which lowered the yield on average interest-earning assets by 116 basis points. Interest income (on a tax-equivalent basis) on investment securities decreased $2.6 million caused by a decrease in yield of 129 basis points with a reduction in the average balance from $704.8 million at June 30, 2001 to $676.7 million at June 30, 2002. In addition, interest income on loans receivable decreased due to a decrease in yield of 127 basis points partially offset by an increase in average balance of loans receivable from $1.06 billion at June 30, 2001 to $1.19 billion at June 30, 2002.

     Interest expense decreased $6.3 million, or 34.1% to $12.2 million for the three months ended June 30, 2002 compared to $18.5 million for the same period in 2001. The decrease in interest expense was due primarily to the overall decrease in market interest rates, the change in the mix of deposits between core and time deposits, and the decrease in volume of borrowed money. The change in interest rates decreased overall cost of funds by 165 basis points, or $4.9 million. The change in the mix of deposits is the result of the Company's relationship pricing strategy that has favorably increased the deposit mix to a higher concentration of lower costing core deposits. The decrease in the average balance of time deposits from $630.0 million at June 30, 2001 to $458.5 million at June 30, 2002, resulted in the decrease in the volume component of interest expense of $2.2 million. The time deposit decrease was partially offset with an increase in the average balance of core deposits from $575.9 million at June 30, 2001 to $862.3 million at June 30, 2002, resulted in the increase in the volume component of interest expense of $1.7 million. An additional $699,000 decrease in the volume component of interest expense was the result of the decrease in the aggregate volume of borrowed money. The volume component of interest expense decreased $2.2 million as the Company fully paid off repurchase agreements with the FHLB, which was partially offset by an increase in the volume component of interest expense of $1.4 million with increased FHLB advances.

     Provision for Loan Losses. For the three months ended June 30, 2002, the provision for loan losses was $1.0 million, a decrease of $2.7 million, compared to $3.7 million for the same period in 2001. The second quarter 2001 provision was a result of loan portfolio growth, portfolio maturation, deterioration of several loans and the impact on the Company of the overall slowing trends of the national and regional economy. Commencing in the second quarter 2001, the Company focused on reinforcing its ongoing loan portfolio management, enhancing the credit review process to effectively address the current risk profile of the portfolio and a more aggressive approach to troubled credits. The result was that non-performing loans have been reduced from a high of $14.6 million during 2001 to $11.1 million at June 30, 2002. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors. The allowance for loan losses at June 30, 2002 was $15.0 million, or 1.24% of loans. This compares to the allowance for loan losses of $13.8 million at June 30, 2001, or 1.25% of loans.

     Other Income. Other income increased $620,000 for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001. The increase was primarily the result of the gain on the sale of investment securities of $616,000 for the three months ended June 30, 2002 compared to a gain of $69,000 in the same period of 2001.

     Other Expenses. Other expenses increased $1.3 million, or 9.3% to $15.8 million for the three months ended June 30, 2002 as compared to $14.5 million for the same period in 2001. Of the increase, $927,000 was in salaries and employee benefits and $302,000 was in occupancy. These costs continued to reflect the ongoing investment for the Company's initiatives announced in 2001.

     Income Taxes (Benefit). Applicable income taxes (benefit) increased $1.4 million for the three months ended June 30, 2002 as compared to the same period in 2001. The income tax benefit of ($477,000) for the period ended June 30, 2001 was due to a net loss before taxes, as compared to an income tax of $887,000 resulting from pre-tax earnings for the three months ended June 30, 2002. In addition, the Company's effective tax rate changed due primarily to the proportion of tax-free municipal income to income (loss) before taxes.


Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001.

     General. Net income increased by $3.0 million for the six months ended June 30, 2002 to $3.6 million from $621,000 for the six months ended June 30, 2001. Net interest income increased $2.6 million and the provision for loan losses decreased $3.0 million for the six months ended June 30, 2002 compared to the same period in 2001. Other income increased by $1.2 million to $6.1 million for the six months ended June 30, 2002 as compared to $4.9 million for the six months ended June 30, 2001. Other expenses increased by $2.3 million to $30.4 million for the six months ended June 30, 2002 as compared to $28.1 million for the six months ended June 30, 2001.

     Net Interest Income. The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.


                                                              At or for the six months ended        At or for the six months ended
                                                                      June 30, 2002                          June 30, 2001
                                                           ------------------------------------   ----------------------------------

                                                              Average                Average       Average                  Average
                                                              Balance    Interest   Yield/Cost     Balance     Interest   Yield/Cost
                                                              -------    --------   ----------     -------     --------   ----------
Interest-earning assets:
  Loans receivable (1), (2):
       Commercial and industrial                           $  967,503     $34,433      7.12%      $  877,633    $37,331     8.51%
       Home equity                                             26,907         723      5.37           24,310      1,090     8.97
       Second mortgage                                         51,876       1,948      7.51           36,382      1,660     9.12
       Residential real estate                                 53,847       1,793      6.66           54,852      2,167     7.90
       Installment                                             56,591       2,432      8.59           61,494      2,635     8.57
                                                           ----------     -------                 ----------    -------
          Total loans receivable                            1,156,724      41,329      7.15        1,054,671     44,883     8.51
  Investment securities (3)                                   675,095      15,239      4.51          720,840     22,555     6.26
  Federal funds sold                                            7,379          46      1.25            7,265        137     3.78
  Interest-bearing deposit with banks                          15,768         133      1.69           31,548        720     4.56
                                                           ----------     -------                 ----------    -------
       Total interest-earning assets                        1,854,966      56,747      6.12        1,814,324     68,295     7.53

  Cash and due from banks                                      60,428                                 59,537
  Bank properties and equipment                                28,224                                 29,112
  Excess of cost over fair value of assets acquired            41,971                                 51,123
  Other assets                                                 11,839                                 14,520
                                                           ----------                             ----------
  Non-interest-earning assets                                 142,462                                154,292
                                                           ----------                             ----------
       Total Assets                                        $1,997,428                             $1,968,616
                                                           ==========                             ==========


Interest-bearing liabilities:
  Interest-bearing deposit accounts:
    Interest-bearing demand deposits                       $  541,007       5,259      1.94%      $  373,026      6,031     3.23%
    Savings deposits                                          301,548       3,484      2.31          182,752      2,468     2.70
    Time deposits                                             460,782       9,574      4.16          631,482     18,894     5.98
                                                           ----------     -------                 ----------    -------
      Total interest-bearing deposits accounts              1,303,337      18,317      2.81        1,187,260     27,393     4.61
                                                           ----------     -------                 ----------    -------
  Borrowed money:
    Repurchase agreements with customers                       76,033         381      1.00           76,749      1,587     4.14
    Repurchase agreements with FHLB                                                                  212,864      5,562     5.23
    FHLB advances                                             148,380       3,607      4.86           49,104      1,626     6.62
    Federal funds purchased                                     1,376          15      2.12            1,058         30     5.59
    Other borrowed money                                        5,083         153      6.03            1,160         22     3.74
                                                           ----------     -------                 ----------    -------
      Total borrowed money                                    230,872       4,156      3.60          340,935      8,827     5.18
  Guaranteed preferred beneficial interest in
      Company's subordinated debt                              42,279       2,297      8.79           57,327      2,719     9.49
                                                           ----------     -------                 ----------    -------
       Total Interest-bearing liabilities                   1,586,488      24,770      3.12        1,585,522     38,939     4.91
                                                           ----------     -------                 ----------    -------

Non-interest-bearing demand deposits                          270,802                                250,302
Other liabilities                                               8,975                                 10,386
                                                           ----------                             ----------
       Non-interest-bearing liabilities                       279,777                                260,670
                                                           ----------                             ----------
    Total liabilities                                       1,866,265                              1,846,192

Shareholders' equity                                          131,163                                122,424
                                                           ----------                             ----------
    Total liabilities and shareholders' equity             $1,997,428                             $1,968,616
                                                           ==========                             ==========

Net interest income                                                       $31,977                               $29,356
                                                                          =======                               =======
Interest rate spread (4)                                                               3.00%                                2.62%
                                                                                       ====                                 ====
Net yield on interest earning assets (5)                                               3.45%                                3.24%
                                                                                       ====                                 ====
Ratio of average interest-earning assets to
    average interest-bearing iabilities                                              116.92%                              114.43%
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



                                                               Six Months Ended June 30,
                                                                    2002 vs. 2001
                                                          ----------------------------------
                                                                 Increase (Decrease)
                                                                        Due to
                                                          ----------------------------------
                                                            Volume       Rate        Net
                                                            ------       ----        ---
Interest income
  Loans receivable:
     Commercial and industrial                            $  3,584    $ (6,482)   $ (2,898)
     Home equity                                               106        (473)       (367)
     Second mortgage                                           618        (330)        288
     Residential real estate                                   (39)       (335)       (374)
     Installment                                              (210)          7        (203)
                                                          --------    --------    --------
        Total loans receivable                               4,059      (7,613)     (3,554)

  Investment securities                                     (1,354)     (5,962)     (7,316)
  Interest-bearing deposits accounts                             2         (93)        (91)
  Federal funds sold                                          (260)       (327)       (587)
                                                          --------    --------    --------
    Total interest-earning assets                         $  2,447    $(13,995)   $(11,548)
                                                          --------    --------    --------

Interest expense
  Interest-bearing deposit
  accounts:
     Interest-bearing demand deposit                      $  2,142    $ (2,914)   $   (772)
    Savings deposits                                         1,414        (398)      1,016
    Time deposits                                           (4,384)     (4,936)     (9,320)
                                                          --------    --------    --------
       Total interest-bearing deposit accounts                (828)     (8,248)     (9,076)
  Borrowed money:
     Repurchase agreements with customers                      (15)     (1,191)     (1,206)
     Repurchase agreements with FHLB                        (5,562)                 (5,562)
     FHLB advances                                           2,514        (533)      1,981
     Federal funds purchased                                     7         (22)        (15)
     Other borrowed money                                      111          20         131
                                                          --------    --------    --------
         Total borrowed money                               (2,945)     (1,726)     (4,671)
  Guaranteed preferred beneficial interest in Company's
   subordinated debt
                                                              (230)       (192)       (422)
                                                          --------    --------    --------
    Total interest-bearing liabilities                    $ (4,003)   $(10,166)   $(14,169)
                                                          --------    --------    --------

Net change in interest income                             $  6,450    $ (3,829)   $  2,621
                                                          ========    ========    ========

     The decrease in net interest income (on a tax-equivalent basis) of $2.6 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was due to a $14.2 million decrease in interest expense partially offset by a $11.6 million decrease in interest income (on a tax-equivalent basis).

     The increase in interest rate spread and margin for the six months ended June 30, 2002, compared to the same period 2001, was primarily due to the volatility of interest rates and difference in maturities and repricing characteristics of the interest-bearing liabilities and interest-earning assets. The cost of funds on interest-bearing liabilities decreased 179 basis points from 4.91% for the six months ended June 30, 2001 to 3.12% for the same period in 2002, while the yield on the average interest-earning assets declined 141 basis points during the same time period.

     For the six-month period ended June 30, 2002, the average Prime rate was 4.750%, as compared to 7.965% for the same period in 2001. This difference in average Prime rate was primarily responsible for a $14.0 million decrease in the rate component of interest income and a $10.2 million decrease in the rate component of interest expense.

     The increase in the average balance of loans of $102.1 million, or 9.7% reflects the Company's continued strategy on growth of its core businesses, with emphasis on commercial and small business lending and community banking, and is represented by the increase in the volume component of interest expense for loans of $4.1 million. This increase was partially offset by the decrease in the average balance of investments of $45.7 million and the related decrease in the volume component of interest expense for investments of $1.6 million.

     Comparing the first half of 2002 to 2001, the Company's liquidity and asset management strategies focused on changing the mix of interest-bearing and non-interest-bearing liabilities. By focusing on relationship accounts and competitive interest rates for core deposits, the Company attempted to attract the maturing funds of the higher costing time deposits, along with new funds, to lower costing core deposits. During this period, the average balance for time deposits decreased $170.7 million while the average balance for core deposits increased $286.8 million. The volume component of interest expense for time deposits decreased $4.4 million, partially offset by the volume component of interest expense for core deposits, which increased by $3.6 million. By matching longer-term liabilities with longer-term assets, the Company fully paid off the repurchase agreements with the FHLB and executed longer-term advances with the FHLB.

     Provision for Loan Losses. For the six months ended June 30, 2002, the provision for loan losses amounted to $2.0 million, a decrease of $3.0 million, compared to $5.0 million for the same period in 2001. The larger 2001 provision was a result of loan portfolio growth, portfolio maturation, deterioration of several loans and the impact on the Company of the overall slowing trends of the national and regional economy. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

     Non-Interest Income. Other income increased $1.2 million, or 24.4% for the six-months ended June 30, 2002 compared to the same period in 2001. The increase was a primarily the result gain on the sale of investment securities amounted to $799,000 for the six months ended June 30, 2002 compared to a gain of $119,000 for the same period of 2001. The increase was also attributed to the increase in the volume of service charges of $285,000 for the six-months ended June 30, 2002 compared to the same period in 2001.

     Other Expenses. Other expenses increased $2.3 million, or 8.1% to $30.4 million for the three months ended June 30, 2002 as compared to $28.1 million for the same period in 2001. Of the increase, $1.8 million was in salaries and employee benefits and $332,000 was in occupancy. These costs continued to reflect the ongoing investment for the Company's initiatives announced in 2001.

     Income Taxes. Applicable income taxes increased $1.5 million for the six months ended June 30, 2002 as compared to the same period in 2001. The increase resulted from higher pre-tax earnings. In addition, the Company's effective tax rate changed due to the proportion of tax-free municipal income to net income before taxes.

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

Gap Analysis

     Banks have become increasingly concerned with the extent to which they are able to match maturities or repricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring a bank's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. On a monthly basis, the Bank monitors its gap, primarily its six-month and one-year maturities. Management and the Board of Directors monitor the Company's gap position quarterly.

     The Asset/Liability Committee of the Bank's Board of Directors discuss, among other things, interest rate risk. The Bank also uses simulation models to measure the impact of potential interest rate changes of up to 300 basis points on net interest income. Sudden changes to interest rates should not have a material impact to results of operations. Should the Bank experience a positive or negative variance in excess of the approved range, it has a number of remedial options. The Bank has the ability to reposition its investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. It can attract variable- or fixed-rate loan products as appropriate. The Bank can also price deposit products to attract deposits with maturity characteristics that can lower its exposure to interest rate risk.

     At June 30, 2002, the Company had a positive position with respect to its exposure to interest rate risk. Total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing during the same time period by $24.0 million, representing a positive cumulative one-year gap ratio of 1.17%. As a result, the cost of interest-bearing liabilities of the Company should adjust to changes in interest rates at a slower rate than yield on interest-earning assets of the Company.

     The following table summarizes the maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2002. All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits into categories noted below. Management's allocation is based on the estimated duration of those deposits.

                                                                   Maturity/Repricing Time Periods
                                                     0-3 Months   4-12 Months   1-5 Years    Over 5 Yrs.         Total
                                                     ----------   -----------   ---------    -----------       -----

FHLB interest-bearing deposit                        $    2,280                                           $    2,280
Loans receivable                                        349,842   $  169,009    $  582,292   $  108,401    1,209,544
Investment securities                                   119,424      139,667       317,592       99,320      676,003
Federal funds sold                                          265            -             -            -          265
                                                     ----------   ----------    ----------   ----------   ----------
  Total interest-earning assets                         471,811      308,676       899,884      207,721    1,888,092
                                                     ----------   ----------    ----------   ----------   ----------

Interest-bearing demand deposits                        209,140       50,300       286,212       26,916      572,568
Savings deposits                                         13,809       41,419       234,420       20,895      310,543
Time certificates                                       132,724      172,044       142,368        1,386      448,522
Federal Home Loan Bank Advances                           2,880       32,953        79,826       35,161      150,820
Federal funds purchased                                   5,000                                                5,000
Loan payable                                              6,160                                                6,160
Securities sold under agreements
  to repurchase                                          70,047                                               70,047
Guaranteed interest in Company's subordinated debt            -       20,000        29,287            -       49,287
                                                     ----------   ----------    ----------   ----------   ----------
 Total interest-bearing liabilities                     439,760      316,716       772,113       84,358    1,612,947
                                                     ----------   ----------    ----------   ----------   ----------
Periodic Gap                                         $   32,051   $   (8,040)   $  127,771   $  123,363   $  275,145
                                                     ==========   ==========    ==========   ==========   ==========
Cumulative Gap                                       $   32,051   $   24,011    $  151,782   $  275,145
                                                     ==========   ==========    ==========   ==========
Cumulative Gap Ratio                                       1.57%        1.17%         7.41%       13.44%
                                                     ==========   ==========    ==========   ==========


                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings

          The Company is not engaged in any legal proceedings of a material nature at June 30, 2002. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2    Changes in Securities and Use of Proceeds

          Not applicable

Item 3    Defaults upon Senior Securities

          Not applicable

Item 4    Submission of Matters to a Vote of Security Holders

          The annual meeting of the shareholders of the Company was held on May 16, 2002 and the following matters were voted on:

1)        Election of directors
                                     FOR         WITHHELD
                                     ---         --------
               Thomas A. Bracken    9,153,492     104,679
               Bernard A. Brown     9,096,575     161,596
               Ike Brown            9,190,331      67,840
               Jeffrey S. Brown     9,190,875      67,296
               Sidney R. Brown      9,192,035      66,136
               Peter Galetto, Jr    9,253,985       4,186
               Linwood C. Gerber    9,254,639       3,532
               Douglas J. Heun      9,254,639       3,532
               Anne E. Koons        9,250,928       7,243
               Vito J. Marseglia    9,254,639       3,532
               Alfonse M. Mattia    9,153,472     104,699
               George A. Pruitt     9,254,139       4,032
               Anthony Russo, III   9,254,095       4,076
               Edward H. Salmon     9,254,639       3,532
               John D. Wallace      9,254,139       4,032
               Timothy J. Wilmott   9,254,139       4,032

2)        Ratification of the Sun Bancorp, Inc. 2002 Stock Option Plan:

                                      Number
                                      ------
                FOR                 5,817,358
                AGAINST               325,038
                ABSTAIN                38,256

Item 5    Other Information

          Not applicable

Item 6    Exhibits and Reports on Form 8-K

          Exhibit 99.1  Certification  Pursuant to 18 U.S.C.  ss. 1350.

          The Company filed a Current Report on Form 8-K on April 26, 2002 under
          Item 5.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date       August 13, 2002             Sun Bancorp, Inc.
    -----------------------            -----------------------------------------
                                       (Registrant)




                                        /s/ Thomas A. Bracken
                                        ----------------------------------------
                                        Thomas A. Bracken
                                        President and Chief Executive Officer





Date       August 13, 2002             /s/ Dan. A. Chila
    -----------------------            -----------------------------------------
                                       Dan A. Chila
                                       Executive Vice President and
                                       Chief Financial Officer