Form 10-Q
period 2002-09-30
SUN BANCORP INC /NJ/
filed 2002-11-13
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2002
                                ------------------------

                                       OR

[X]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                --------------------    --------------------

Commission file number                      0 - 20957
                          ------------------------------------------------------

                                SUN BANCORP, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                    52-1382541
---------------------------------------------              ---------------
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
Yes      X       No
     ----------     ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock          11,176,929              November 12, 2002
-----------------------------          ----------              -----------------
         Class                   Number of shares outstanding       Date

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         September 30,   December 31,
                                                                             2002           2001
                                                                          -----------    -----------
                                                                            (Dollars in thousands)
ASSETS

Cash and due from banks                                                   $    67,602    $    67,557
Federal funds sold                                                             79,006         11,525
                                                                          -----------    -----------
  Cash and cash equivalents                                                   146,608         79,082
Investment securities available for sale (amortized cost -
  $701,112; 2002 and $648,340; 2001)                                          711,112        647,558
Loans receivable (net of allowance for loan losses -
  $15,963; 2002 and $13,332; 2001)                                          1,183,960      1,089,605
Restricted equity investments                                                  11,752         12,561
Bank properties and equipment, net                                             29,005         28,180
Real estate owned, net                                                            579            898
Accrued interest receivable                                                    12,471         11,089
Excess of cost over fair value of assets acquired, net                         37,951         43,637
Deferred taxes                                                                  4,291          8,154
Other assets                                                                   10,430          8,661
                                                                          -----------    -----------
TOTAL                                                                     $ 2,148,159    $ 1,929,425
                                                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                  $ 1,707,391    $ 1,572,338
Advances from the Federal Home Loan Bank                                      146,563         74,008
Securities sold under agreements to repurchase                                 74,089         84,928
Loans payable                                                                   1,160          1,160
Other liabilities                                                              16,916          9,704
                                                                          -----------    -----------
  Total liabilities                                                         1,946,119      1,742,138
                                                                          -----------    -----------

Guaranteed preferred beneficial interest in Company's subordinated debt        59,287         57,327

SHAREHOLDERS' EQUITY
Preferred stock, none issued
Common stock, $1 par value, 25,000,000 shares authorized,
  issued and outstanding: 11,261,079 in 2002 and 10,553,942 in 2001            11,261         10,554
Surplus                                                                       114,855        108,058
Retained earnings                                                              10,506         11,864
Accumulated other comprehensive income (loss)                                   7,177           (516)
Treasury stock at cost, 86,250 shares in 2002                                  (1,046)             -
                                                                          -----------    -----------
  Total shareholders' equity                                                  142,753        129,960
                                                                          -----------    -----------

TOTAL                                                                     $ 2,148,159    $ 1,929,425
                                                                          ===========    ===========

------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                 For the Three Months           For the Nine Months
                                                                  Ended September 30,           Ended September 30,
                                                             ---------------------------   ----------------------------
                                                                 2002           2001            2002            2001
                                                             ------------   ------------   ------------    ------------
                                                                   (Dollars in thousands, except per share amounts)
INTEREST INCOME:
  Interest and fees on loans                                 $     21,503   $     21,564    $     62,832    $     66,446
  Interest on taxable investment securities                         6,553          8,210          20,009          28,455
  Interest on non-taxable investment securities                       523            481           1,532           1,466
  Interest on restricted equity investments                           117            140             423           1,104
  Interest on federal funds sold                                      275            629             408           1,349
                                                             ------------   ------------    ------------    ------------
    Total interest income                                          28,971         31,024          85,204          98,820
                                                             ------------   ------------    ------------    ------------
INTEREST EXPENSE:
  Interest on deposits                                              8,909         13,416          27,226          40,809
  Interest on short-term borrowed funds                             2,116          2,283           6,272          11,110
  Interest on guaranteed preferred beneficial interest in
    Company's subordinated debt                                     1,099          1,359           3,396           4,078
                                                             ------------   ------------    ------------    ------------
    Total interest expense                                         12,124         17,058          36,894          55,997
                                                             ------------   ------------    ------------    ------------

    Net interest income                                            16,847         13,966          48,310          42,823

PROVISION FOR LOAN LOSSES                                           1,000          2,345           3,185           7,385
                                                             ------------   ------------    ------------    ------------
    Net interest income after provision for loan losses            15,847         11,621          45,125          35,438
                                                             ------------   ------------    ------------    ------------
OTHER INCOME:
  Service charges on deposit accounts                               1,783          1,839           5,182           4,989
  Other service charges                                               109            104             337             296
  Gain (loss) on sale of bank properties and equipment                  5              3              (9)             16
  Gain on sale of investment securities                               536            156           1,335             275
  Other                                                               826            729           2,472           2,126
                                                             ------------   ------------    ------------    ------------
    Total other income                                              3,259          2,831           9,317           7,702
                                                             ------------   ------------    ------------    ------------
OTHER EXPENSES:
  Salaries and employee benefits                                    7,164          6,099          20,754          17,909
  Occupancy expense                                                 1,990          1,914           5,854           5,448
  Equipment expense                                                 1,322          1,293           3,611           3,752
  Data processing expense                                           1,015            758           2,634           2,332
  Amortization of excess of cost over fair value
     of assets acquired                                             1,862          1,945           5,686           5,885
  Other                                                             2,537          3,081           7,539           7,798
                                                             ------------   ------------    ------------    ------------
    Total other expenses                                           15,890         15,090          46,078          43,124
                                                             ------------   ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                         3,216           (638)          8,364              16
INCOME TAXES (BENEFIT)                                                984           (300)          2,510            (267)
                                                             ------------   ------------    ------------    ------------

NET INCOME (LOSS)                                            $      2,232   $       (338)   $      5,854    $        283
                                                             ============   ============    ============    ============

Less: Trust Preferred issuance costs write-off               $          -   $          -    $        777    $          -
                                                             ------------   ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS           $      2,232   $       (338)   $      5,077    $        283
                                                             ============   ============    ============    ============

Basic earnings per share                                     $       0.20   $      (0.03)   $       0.45    $       0.03
                                                             ============   ============    ============    ============

Diluted earnings per share                                   $       0.19   $      (0.03)   $       0.44    $       0.03
                                                             ============   ============    ============    ============

Weighted average shares - basic                                11,183,920     10,851,104      11,165,091      10,824,975
                                                             ============   ============    ============    ============

Weighted average shares - diluted                              11,580,619     11,424,352      11,585,943      11,192,697
                                                             ============   ============    ============    ============

------------------------------------------------------------------
    See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the Nine Months
                                                                                           Ended September 30,
                                                                                         ------------------------
                                                                                             2002         2001
                                                                                          ---------    ---------
                                                                                               (In thousands)
OPERATING ACTIVITIES:
  Net income                                                                              $   5,854    $     283
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                 3,185        7,385
    Provision for losses on real estate owned                                                   117          310
    Depreciation                                                                              1,770        1,835
    Net amortization (accretion) of investments securities                                    1,929       (2,137)
    Amortization of excess cost over fair value of assets acquired                            5,686        5,885
    Gain on sale of investment securities available for sale                                 (1,335)        (275)
    Loss (gain) on sale of bank properties and equipment                                          9          (16)
    Deferred income taxes                                                                      (100)      (2,544)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                            (1,382)       3,257
      Other assets                                                                            2,546        1,403
      Other liabilities                                                                       7,212        2,521
                                                                                          ---------    ---------
        Net cash provided by operating activities                                            20,399       17,907
                                                                                          ---------    ---------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                    (498,035)    (441,254)
  Redemption of restricted equity securities                                                    809       16,819
  Proceeds from maturities, prepayments or calls of investment
    securities available for sale                                                           404,855      399,042
  Proceeds from sale of investment securities available for sale                             40,688      160,614
  Net increase in loans                                                                     (98,204)     (29,409)
  Purchase of bank properties and equipment                                                  (2,609)      (1,236)
  Proceeds from the sale of bank properties and equipment                                         5           31
  Proceeds from sale of real estate owned                                                       866          274
                                                                                          ---------    ---------
        Net cash (used in) provided by investing activities                                (151,625)     104,881
                                                                                          ---------    ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                  135,053      163,769
  Net advances (repayments) under line of credit and repurchase agreements                   61,716     (265,494)
  Proceeds from other borrowings                                                             25,000
  Repayment of other borrowings                                                             (25,000)
  Proceeds from issuance of Trust Preferred Securities                                       30,000
  Redemption of Trust Preferred Securities                                                  (28,040)
  Proceeds from exercise of stock options                                                       774          468
  Payments for fractional interests resulting from stock dividend                                (6)          (4)
  Treasury stock purchased                                                                   (1,046)
  Proceeds from issuance of common stock                                                        301          150
                                                                                          ---------    ---------
        Net cash provided by (used in) financing activities                                 198,752     (101,111)
                                                                                          ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    67,526       21,677
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               79,082       69,617
                                                                                          ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $ 146,608    $  91,294
                                                                                          =========    =========

----------------------------------------------------------------------
    See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except per share amounts, are in thousands.)

(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation

         The unaudited condensed consolidated financial statements contained herein for Sun Bancorp, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Sun Capital Trust ("Sun Trust I") (liquidated in April 2002), Sun Capital Trust II ("Sun Trust II"), Sun Capital Trust III ("Sun Trust III"), Sun National Bank, Delaware ("Sun Delaware"), Sun National Bank ("Sun") and Sun's wholly-owned subsidiaries Med-Vine, Inc., 2020 Properties, L.L.C. and Sun Financial Services, L.L.C. All significant intercompany balances and transactions have been eliminated. The Company merged Sun Delaware into Sun in the fourth quarter 2001.

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 2001. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002 or any other period.

         Reclassifications - Certain reclassifications have been made in the 2001 unaudited condensed consolidated financial statements to conform to those classifications used in 2002.

         Recent Accounting Pronouncements

         In October 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement, and previously issued financial statements as of the date SFAS No. 142 was initially applied (January 1, 2002) will be required to restate. Additionally, the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement is effective for the Company beginning October 1, 2002. The Company is reviewing its prior branch acquisitions against the criteria established in SFAS No. 147 and has not made a final determination of the amount the excess of cost over fair value of net assets acquired ($38.0 million at September 30, 2002) that will be reclassified to goodwill. For the three and nine months ended September 30, 2002, the Company amortized $1.9 million and $5.7 million, respectively.

(2)      Loans

         The components of loans were as follows:

                                       September 30, 2002   December 31, 2001
                                       ------------------   -----------------
         Commercial and industrial             $1,006,317          $  911,145
         Home equity                               38,670              23,854
         Second mortgages                          51,775              49,047
         Residential real estate                   48,535              55,282
         Installment                               54,626              63,609
                                               ----------          ----------
           Total gross loans                    1,199,923           1,102,937
         Allowance for loan losses                (15,693)            (13,332)
                                               ----------            --------
           Net Loans                           $1,183,960          $1,089,605
                                               ==========          ==========

         Non-accrual loans                     $    7,388          $    9,123
                                               ==========          ==========

         Restructured loans                    $   13,476          $        0
                                               ==========          ==========


         During the third quarter 2002, the Company classified two credits aggregating $13.5 million as restructured loans. These loans have had a temporary modification of terms to provide near-term cash flow relief to the borrowers. These loans are not considered nonperforming. At September 30, 2002, these loans were current, fully performing and well collateralized.


(3)      Allowance for Loan Losses

         Changes in the allowance for loan losses were as follows:


                                              For the nine
                                              months ended   For the year ended
                                        September 30, 2002    December 31, 2001
                                        ------------------    -----------------
         Balance, beginning of period              $13,332              $10,486
         Charge-offs                                (1,045)              (5,416)
         Recoveries                                    491                  467
                                                   -------              -------
           Net charge-offs                            (554)              (4,949)
         Provision for loan losses                   3,185                7,795
                                                   -------              -------
         Balance, end of period                    $15,963              $13,332
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                                     September 30, 2002     December 31, 2001
                                                                     ------------------     -----------------
         Impaired  loans with  related  reserve  for loan losses
           calculated under SFAS No. 114                                        $21,536                $1,643
         Impaired loans with no related  reserve for loan losses
           calculated under SFAS No. 114                                          5,610                 6,101
                                                                                -------                ------
         Total impaired loans                                                   $27,146                $7,744
                                                                                =======                ======

                                                                           For the nine
                                                                           months ended    For the year ended
                                                                     September 30, 2002     December 31, 2001
                                                                     ------------------     -----------------
         Average impaired loans                                                  $9,043                $6,787
         Interest income recognized on impaired loans                            $1,345                  $558
         Cash basis interest income recognized on impaired loans                 $1,357                  $651


         The increase in the impaired loans during the nine months ended September 30, 2002 is primarily due to two credits aggregating $13.5 million that the Company classified as restructured loans during the third quarter 2002, as discussed in Note 2 above.


(4)      Deposits

         Deposits consist of the following major classifications:

                                                    September 30, 2002      December 31, 2001
                                                    ------------------      -----------------
         Demand deposits - interest bearing                $   610,268             $  523,737
         Demand deposits - non-interest bearing                321,187                280,196
         Savings deposits                                      328,002                275,146
         Time certificates under $100,000                      317,148                363,199
         Time certificates $100,000 or more                    130,786                130,060
                                                            ----------             ----------
           Total                                            $1,707,391             $1,572,338
                                                            ==========             ==========


(5)      Advances from the Federal Home Loan Bank


         Federal Home Loan Bank ("FHLB") advances are collateralized under a blanket collateral lien agreement. Advances were as follows:

                                         September 30, 2002    December 31, 2001
                                         ------------------    -----------------
           Convertible rate advances                $53,200              $45,000
           Term amortizing advances                  93,363               29,008
                                                   --------              -------
             Total                                 $146,563              $74,008
                                                   ========              =======

         Term amortizing advances were as follows:

                                                                    September 30, 2002      December 31, 2001
                                                                    ------------------      -----------------
           Original principal                          $1,800
           Interest rate                               5.404%
           Monthly payment                                $12
           Maturity date                      October 8, 2008
               Balance                                                          $1,587                 $1,632
           Original principal                          $2,600
           Interest rate                               5.867%
           Monthly payment                                $18
           Maturity date                    November 26, 2018
               Balance                                                           2,313                  2,376
           Original principal                         $25,000
           Interest rate                               3.890%
           Monthly payment                               $459
           Maturity date                    November 15, 2006
               Balance                                                          21,553                 25,000
           Original principal                         $25,000
           Interest rate                               4.200%
           Monthly payment                               $463
           Maturity date                     January 10, 2007
               Balance                                                          22,346                      -
           Original principal                         $25,000
           Interest rate                               4.200%
           Monthly payment                               $463
           Maturity date                     January 30, 2007
               Balance                                                          22,346                      -
           Original principal                         $25,000
           Interest rate                               4.740%
           Monthly payment                               $350
           Maturity date                     January 30, 2009
               Balance                                                          23,218                      -
                                                                               -------                -------
           Total                                                               $93,363                $29,008
                                                                               =======                =======


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

(7)      Other Comprehensive Income

         The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Total comprehensive income for the three-months ended September 30, 2002 and 2001 amounted to $6,302,000 and $5,199,000, respectively. Total comprehensive income for the nine-months ended September 30, 2002 and 2001 amounted to $13,547,000 and $14,405,000, respectively.

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

                                                                    For the                    For the
                                                                  Three Months                Nine Months
                                                                Ended September 30,       Ended September 30,
                                                              -----------------------   -------------------------
                                                                   2002         2001           2002         2001
                                                                   ----         ----           ----         ----
              Net income (loss)                                  $2,232       $ (338)        $5,854         $283
              Less: Trust Preferred issuance costs write-off     $    -       $    -         $  777         $  -
                                                                 ------       ------         ------         ----
              Net income (loss) available to common
                shareholders                                     $2,232       $ (338)        $5,077         $283
                                                                 ======       ======         ======         ====

              Dilutive stock options outstanding              2,174,536    1,334,852      2,153,508    1,318,245
              Average exercise price per share                    $9.55        $5.47          $9.41        $5.54
              Average market price                               $12.73       $11.67         $12.80        $9.35

              Average common shares outstanding              11,183,920   10,851,104     11,165,091   10,824,975
              Increase in shares due to exercise of
                options - diluted basis                         396,699      573,248        420,852      367,722
                                                             ----------   ----------     ----------   ----------
              Adjusted shares outstanding - diluted          11,580,619   11,424,352     11,585,943   11,192,697
                                                             ==========   ==========     ==========   ==========

              Net earnings per share - basic                      $0.20      $(0.03)          $0.45        $0.03
              Net earnings per share - diluted                    $0.19      $(0.03)          $0.44        $0.03

(9)      Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt

         Guaranteed preferred beneficial interest in Company's subordinated debt consists of the following:

                                  September 30, 2002   December 31, 2001
                                  ------------------   -----------------

               Sun Trust I                                       $28,040
               Sun Trust II                  $29,287              29,287
               Sun Trust III                  20,000                   -
               Sun Trust IV                   10,000                   -
                                             -------             -------
                                             $59,287             $57,327
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

Item 2:


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         Total assets at September 30, 2002 increased by $218.7 million, or 11.3% to $2.15 billion as compared to $1.93 billion at December 31, 2001. The increase was primarily due to an increase in net loans receivable of $94.4 million, an increase in investment securities of $63.6 million and an increase in federal funds sold of $67.5 million, partially offset by a decrease in excess of cost over fair value of assets acquired of $5.7 million and a decrease in deferred taxes of $3.9 million. The overall increase in total assets reflects the Company's continued strategy of growth of its core businesses, with emphasis on commercial and small business lending and community banking, while sustaining adequate liquidity, managing interest rate risk and maintaining strong capital.

         Federal funds sold increased $67.5 million, from $11.5 million at December 31, 2001 to $79.0 million at September 30, 2002. The increase in liquidity is primarily due to the increase in deposits and advances from the FHLB exceeding loan growth through September 30, 2002. The Company expects that this liquidity level will be maintained through the balance of the year 2002. With the historically low interest rate environment, the Company anticipates maintaining excess funds in liquid overnight funds and short-term securities.

         Investment securities available for sale increased $63.6 million, or 9.8%, from $647.6 million at December 31, 2001 to $711.1 million at September 30, 2002. The increase in investment securities during the nine months ended September 30, 2002 was consistent with the Company's asset and liability management goals which are designed to provide a portfolio of high quality investments which optimizes interest income within acceptable limits of safety and liquidity. The increase was primarily the result of $498.0 million of security purchases partially offset by $445.5 million of proceeds from maturities, prepayments or calls of investment securities.

         Net loans receivable at September 30, 2002 was $1.18 billion, an increase of $94.4 million, or 8.7% from $1.09 billion at December 31, 2001. Of this increase, $95.2 million was due primarily to originations of commercial and industrial loans. Credit quality at September 30, 2002 improved from December 31, 2001. The ratio of non-performing assets to total loans and real estate owned at September 30, 2002 was 0.72% compared to 1.01% at December 31, 2001. The ratio of allowance for loan losses to total non-performing loans was 197.05% at September 30, 2002 compared to 130.44% at December 31, 2001. The ratio of allowance for loan losses to total loans was 1.33% at September 30, 2002 compared to 1.21% at December 31, 2001. During the third quarter 2002, total impaired loans increased from $9.5 million at June 30, 2002 to $27.1 million at September 30, 2002, primarily due to two credits aggregating $13.5 million that the Company classified as restructured loans. These loans have had a temporary modification of terms to provide near-term cash flow relief to the borrowers. These loans are not considered nonperforming. At September 30, 2002, these loans were current, fully performing and well collateralized.

         Excess of cost over fair value of assets acquired decreased $5.7 million from $43.6 million at December 31, 2001 to $38.0 million at September 30, 2002. The decrease was a result of scheduled amortization. The Company is in the process of determining what amount, if any, of the excess of cost over fair value of assets acquired should be reclassified to goodwill or core deposit intangible upon adoption of SFAS No. 147. (See Notes to unaudited condensed consolidated financial statements.) The Company will adopt SFAS No. 147 during the fourth quarter 2002.

         Total deposits were $1.71 billion at September 30, 2002, reflecting a $135.1 million, or 8.6% increase over December 31, 2001. The Company's core deposits, (demand and savings deposits) increased $180.4 million, or 16.7%, while the non-core deposits (time deposits) declined $45.3 million, or 9.2%. The Company maintains a deposit relationship pricing strategy that has enabled the Company to favorably increase the deposit mix with a higher concentration of core deposits. Core deposits as a percentage of total deposits were 73.8% at September 30, 2002 and 68.6% at December 31, 2001.

         Advances from the Federal Home Loan Bank increased $72.6 million to $146.6 million at September 30, 2002 from $74.0 million at December 31, 2001. These advances are in line with the Company's ALCO interest rate sensitivity policies, by matching longer-term assets with longer-term liabilities.

          Securities sold under agreement to repurchase decreased $10.8 million from $84.9 million at December 31, 2001 to $74.1 million at September 30, 2002, reflecting the borrowers' liquidity.

         Total shareholders' equity increased by $12.8 million, from $130.0 million at December 31, 2001, to $142.8 million at September 30, 2002. The increase was primarily the result of the Company's nine months net earnings of $5.9 million and a $7.7 million increase in accumulated other comprehensive income, due to the improvement in the market value of the investment portfolio, partially offset by the purchase of treasury stock of $1.0 million.


Liquidity and Capital Resources

         Liquidity management is a daily and long-term business function. The Company's liquidity, represented in part by cash and cash equivalents, is a product of its operating, investing and financing activities. Proceeds from repayment and maturities of loans, calls, sales and maturities of investment securities, net income and increases in deposits and borrowings are the primary sources of liquidity of the Company.

         The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $146.6 million at September 30, 2002, the Company has additional secured borrowing capacity with the FHLB and other sources. Management will continue to monitor the Company's liquidity in order to maintain it at a level that is adequate but not excessive.

         Through the first nine months of 2002, the Company has realized a substantial increase in deposits of $135.1 million or 8.6% over December 31, 2001. Consistent with its deposit relationship pricing strategy, the Company continues to increase the deposit mix with a higher concentration of core deposits. Core deposits, as a percentage of total deposits, were 73.8% at September 30, 2002 and 68.6% at December 31, 2001. This increase in core deposits has had a positive impact on net interest margin and has reduced the Company's reliance on borrowed funds. This deposit growth has outpaced the loan growth over the nine month period ended September 30, 2002 and has resulted in a level of liquidity, which has averaged $64.7 million in federal funds sold during the quarter ended September 30, 2002. The Company expects that this liquidity will be maintained through the balance of the year. In this historically low interest rate environment, the Company anticipates maintaining these funds invested in liquid overnight and short-term investment securities.

         Net cash used in investing activities for the nine months ended September 30, 2002, was $151.6 million compared to net cash provided by investing activities for the nine months ended September 30, 2001 of $104.9 million. The investing activities during the first nine months of 2001 reflect the Company's continued focus on overall balance sheet and capital management. Continuing its strategy implemented during the later part of 2000, the Company concentrated on growth of its core businesses, with emphasis on commercial and small business lending and community banking, while also deleveraging the balance sheet through a reduction in investments and borrowings. By year-end 2001, the Company had substantially executed its de-leveraging strategy. During 2002, the Company continued to execute its strategy of core business growth as net loans for the nine months ended September 30, 2002 grew by $94.4 million or 8.7%. While total deposits grew $135.1 million over the same period, the excess liquidity was invested in short-term securities, which increased a net $67.5 million.

         Net cash provided by financing activities for the nine months ended September 30, 2002, was $198.8 million compared to net cash used in financing activities for the nine months ended September 30, 2001 of $101.1 million. During 2001, as a result of the Company's de-leveraging strategy, borrowings under line of credit and repurchase agreements were reduced by $265.5 million. In the first nine months of 2002, the Company continues to realize deposit growth of $135.1 million. In addition, the Company increased FHLB advances by $61.7 million in order to match fund a portion of the loan portfolio growth.

         During 2002, the Company called the outstanding $28.0 million of 9.85% Sun Trust I Preferred Securities contemporaneously with the redemption of the Sun Trust I 9.85% Junior Subordinated Debentures. The Company funded this call with short-term borrowings of $25.0 million and a $3.0 million dividend from Sun. On April 10, 2002, the Company issued $20.0 million Pooled Floating Rate Capital Securities ("Sun Trust III Capital Securities"). The proceeds were used to pay down $20.0 million of short-term borrowings.

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


Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001


         Net income increased by $2.6 million, for the three months ended September 30, 2002 to $2.2 million from a net loss of $338,000 for the three months ended September 30, 2001. As more fully described below, the increase in net income was due to an increase of $2.9 million in net interest income and a decrease of $1.3 million in the provision for loan losses, partially offset by an increase in non-interest expenses of $800,000.

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

                                               At or for the three months ended   At or for the three months ended
                                                      September 30, 2002                  September 30, 2001
                                              ---------------------------------   ---------------------------------

                                                  Average             Average          Average            Average
                                                  Balance   Interest Yield/Cost        Balance  Interest Yield/Cost
                                                  -------   -------------------        -------  -------------------
Interest-earning assets:
     Loans receivable (1), (2):
        Commercial and industrial              $1,005,524   $18,012     7.17 %      $  889,957   $17,867    8.03 %
        Home equity                                35,301       441     5.00            23,211       464    7.99
        Second mortgage                            53,469     1,008     7.54            45,435       918    8.08
        Residential real estate                    49,836       849     6.82            52,218       973    7.45
        Installment                                55,175     1,193     8.65            59,069     1,342    9.09
                                               ----------   -------                 ----------   -------
           Total loans receivable               1,199,305    21,503     7.17         1,069,890    21,564    8.06
     Investment securities (3)                    683,754     7,442     4.35           666,975     9,024    5.41
     Interest-bearing deposit with banks            9,131        18     0.77            13,176        51    1.56
     Federal funds sold                            64,676       275     1.70            71,485       629    3.52
                                               ----------   -------   ------        ----------   -------    ----
        Total interest-earning assets           1,956,866    29,238     5.98         1,821,526    31,268    6.87

     Cash and due from banks                       61,484                               70,785
     Bank properties and equipment                 28,833                               28,665
     Excess of cost over fair value of
       assets acquired                             39,116                               48,198
     Other assets                                  30,294                               20,321
                                               ----------                           ----------
     Non-interest-earning assets                  159,727                              167,969
                                               ----------                           ----------
        Total Assets                           $2,116,593                           $1,989,495
                                               ==========                           ==========


Interest-bearing liabilities:
     Interest-bearing deposit accounts:
       Interest-bearing demand deposits        $  606,515     2,974     1.96 %      $  455,899     3,333    2.92 %
       Savings deposits                           320,928     1,842     2.30           232,852     1,655    2.84
       Time deposits                              441,936     4,093     3.70           594,715     8,428    5.67
                                               ----------   -------                 ----------   -------
         Total interest-bearing
           deposits accounts                    1,369,379     8,909     2.60         1,283,466    13,416    4.18
                                               ----------   -------                 ----------   -------
     accounts
     Borrowed money:
       Repurchase agreements with customers        74,409       210     1.13            85,814       554    2.58
       Repurchase agreements with FHLB                                                  93,395       894    3.83
       FHLB advances                              148,086     1,893     5.11            49,053       827    6.74
       Federal funds purchased
        Other borrowed money                        1,703        13     2.95             1,160         8    2.72
                                               ----------   -------                 ----------   -------
         Total borrowed money                     224,198     2,116     3.77           229,422     2,283    3.98
     Guaranteed preferred beneficial
       interest in Company's
       subordinated debt                           58,200     1,099     7.55            57,327     1,359    9.49
                                               ----------   -------                 ----------   -------

        Total interest-bearing liabilities      1,651,777    12,124     2.94         1,570,215    17,058    4.35
                                               ----------   -------                 ----------   -------

Non-interest-bearing demand deposits              301,345                              280,402
Other liabilities                                  23,811                               10,333
                                               ----------                           ----------
        Non-interest-bearing liabilities          325,156                              290,735
                                               ----------                           ----------
     Total liabilities                          1,976,933                            1,860,950

Shareholders' equity                              139,660                              128,545
                                               ----------                           ----------
     Total liabilities and shareholders'
       equity                                  $2,116,593                           $1,989,495
                                               ==========                           ==========

Net interest income                                         $17,114                              $14,210
                                                            =======                              =======
Interest rate spread (4)                                                3.04 %                              2.52 %
                                                                      ======                              ======
Net yield on interest earning assets (5)                                3.50 %                              3.12 %
                                                                      ======                              ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities
                                                                      118.47 %                            116.00 %
                                                                      ======                              ======

(1)  Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                               Three Months Ended September 30,
                                                        2002 vs. 2001
                                                 ------------------------------
                                                       Increase (Decrease)
                                                             Due to
                                                 ------------------------------
                                                  Volume      Rate       Net
Interest income
  Loans receivable:
     Commercial and industrial                   $ 2,176    $(2,031)   $   145
     Home equity                                     189       (212)       (23)
     Second mortgage                                 154        (64)        90
     Residential real estate                         (43)       (81)      (124)
     Installment                                     (86)       (63)      (149)
                                                 -------    -------    -------
        Total loans receivable                     2,390     (2,451)       (61)

  Investment securities                              222     (1,804)    (1,582)
  Interest-bearing deposits accounts                 (13)       (20)       (33)
  Federal funds sold                                 (55)      (299)      (354)
                                                 -------    -------    -------
      Total interest-earning assets              $ 2,544    $(4,574)   $(2,030)
                                                 -------    -------    -------
Interest expense
   Interest-bearing deposit accounts:
   Interest-bearing demand deposit               $   918    $(1,277)   $  (359)
   Savings deposits                                  542       (355)       187
   Time deposits                                  (1,843)    (2,492)    (4,335)
                                                 -------    -------    -------
      Total interest-bearing deposit accounts       (383)    (4,124)    (4,507)
   Borrowed money:
   Repurchase agreements with customers              (66)      (278)      (344)
   Repurchase agreements with FHLB                  (894)                 (894)
   FHLB advances                                   1,310       (244)     1,066
   Other borrowed money                                4          1         59
                                                 -------    -------    -------
      Total borrowed money                           354       (521)      (167)
  Guaranteed preferred beneficial
    interest in Company's subordinated debt           18       (278)      (260)
                                                 -------    -------    -------
      Total interest-bearing liabilities         $   (11)   $(4,923)   $(4,934)
                                                 -------    -------    -------

Net change in interest income                    $ 2,555    $   349    $ 2,904
                                                 =======    =======    =======


         The increase in net interest income (on a tax-equivalent basis) of $2.9 million from the quarter September 30, 2002 compared to the quarter September 30, 2001 was due to a $4.9 million decrease in interest expense partially offset by a $2.0 million decrease in interest income (on a tax-equivalent basis).

         The increase in interest rate spread and margin for the three months ended September 30, 2002, compared to the same period 2001, was primarily due to the decrease in market interest rates and difference in maturities and repricing characteristics of the interest-bearing liabilities and interest-earning assets. The cost of funds on interest-bearing liabilities decreased 141 basis points from 4.35% for the three months ended September 30, 2001 to 2.94% for the same period in 2002, while the yield on the average interest-earning assets declined 89 basis points during the same time period.

         Net interest income (on a tax-equivalent basis) increased $2.9 million, or 20.4% to $17.1 million for the quarter ended September 30, 2002 compared to $14.2 million for the same period in 2001. This increase is primarily due to the change in the volume of interest-earning assets and interest-bearing liabilities, as well as the number of market rate decreases between periods. From the volume component, net interest income (on a tax-equivalent basis) increased $2.6 million, the majority of this is due to an increase in the average balance of interest-earning assets. The change in the average balances of the interest-earning assets and the interest-bearing liabilities reflects the Company's continued focus on overall balance sheet management, concentration on the growth of its core businesses, and continued focus on liquidity management. The rate component increased net interest income by $349,000, reflecting a $4.9 million decrease in the cost of interest-bearing liabilities, partially offset by a $4.6 million decrease in the yield of interest-earning assets.

         Interest income (on a tax-equivalent basis) decreased $2.0 million, or 6.5% to $29.2 million for the three months ended September 30, 2002 compared to $31.3 million for the same period in 2001. The decrease in interest income was due to the continued drop in interest rates, which lowered the yield on average interest-earning assets by 89 basis points. Interest income (on a tax-equivalent basis) on investment securities decreased $1.6 million caused by a decrease in yield of 106 basis points, partially offset by an increase in the average balance from $667.0 million at September 30, 2001 to $683.8 million at September 30, 2002. The increase in average balance of loans receivable from $1.07 billion at September 30, 2001 to $1.20 billion at September 30, 2002 produced an increase in interest income of $2.4 million, which was offset by the decrease in yield of 89 basis points that produced a decrease in interest income of $2.5 million. In addition, interest income on federal funds sold decreased $354,000 caused by primarily due to a decrease in yield of 182 basis points.

         Interest expense decreased $4.9 million, or 28.9% to $12.1 million for the three months ended September 30, 2002 compared to $17.1 million for the same period in 2001. The decrease in interest expense was due primarily to the overall decrease in market interest rates and the change in the mix of deposits between core and time deposits, partially offset by the mix of borrowed money between overnight and longer-term borrowings. The change in interest rates decreased overall cost of funds by 141 basis points, or $4.9 million. The change in the mix of deposits is the result of the Company's relationship pricing strategy that has favorably increased the deposit mix to a higher concentration of lower costing core deposits. The decrease in the average balance of time deposits from $594.7 million at September 30, 2001 to $441.9 million at September 30, 2002, resulted in the decrease in the volume component of interest expense of $1.8 million. The time deposit decrease was partially offset with an increase in the average balance of core deposits from $688.8 million at September 30, 2001 to 927.4 million at September 30, 2002, resulted in the increase in the volume component of interest expense of $1.5 million. A $354,000 increase in the borrowed money component of interest expense was the result of the planned lengthening of the aggregate terms of borrowed money, primarily FHLB advances, to match the longer-term assets recorded during the period. During 2001, the Company fully paid off repurchase agreements with the FHLB resulting in a decrease of interest expense of $894,000, and the increased FHLB advances in 2002 resulting in an increase of interest expense of $1.3 million.

         Provision for Loan Losses. For the three months ended September 30, 2002, the provision for loan losses was $1.0 million, a decrease of $1.3 million, compared to $2.3 million for the same period in 2001. The third quarter 2001 provision was a result of continued loan portfolio growth, an increase in non-accrual loans of $9.9 million, and the impact on the Company of the overall slowing trends of the national and regional economy. The majority of that increase represented the further deterioration of three criticized loans. Commencing in the 2001, the Company focused on reinforcing its ongoing loan portfolio management, enhancing the credit review process to effectively address the current risk profile of the portfolio and a more aggressive approach to troubled credits. The result was that non-performing loans have been reduced from a high of $14.6 million during 2001 to $8.1 million at September 30, 2002. Net charge-offs were $1.8 million for the three months ended September 30, 2001 compared to net recoveries of $255,000 for the three months ended September 30, 2002. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors. The allowance for loan losses at September 30, 2002 was $16.0 million, or 1.33% of loans. This compares to the allowance for loan losses of $14.6 million at September 30, 2001, or 1.36% of loans. Non-performing assets to total loans and other real estate owned at September 30, 2002 and 2001 was 0.72% and 1.45%, respectively.

         Non-Interest Income. Other income increased $428,000, or 15.1% for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. The increase was primarily the result of the gain on the sale of investment securities of $536,000 for the three months ended September 30, 2002 compared to a gain of $156,000 in the same period of 2001.

         Non-Interest Expenses. Other expenses increased $800,000, or 5.3% to $15.9 million for the three months ended September 30, 2002 as compared to $15.1 million for the same period in 2001. Of the increase, $1.1 million was in salaries and employee benefits and $257,000 was in data processing expense. These costs continued to reflect the ongoing investment for the Company's initiatives announced in 2001. These increases were partially offset by a decrease in other non-interest expenses of $544,000, primarily $270,000 consulting costs, $124,000 advertising and $103,000 FDIC insurance. The lower FDIC insurance was the result of the reduction of our assessment due to an improved bank risk rating by our primary regulator.

         Income Taxes (Benefit). Applicable income taxes (benefit) increased $1.3 million for the three months ended September 30, 2002 as compared to the same period in 2001. The income tax benefit of ($300,000) for the period ended September 30, 2001 was due to a net loss before taxes, as compared to an income tax expense of $984,000 resulting from pre-tax earnings for the three months ended September 30, 2002. In addition, the Company's effective tax rate changed due primarily to the proportion of tax-free municipal income to income (loss) before taxes.


Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

         General. Net income increased by $5.6 million for the nine months ended September 30, 2002 to $5.9 million from $283,000 for the nine months ended September 30, 2001. Net interest income increased $5.5 million and the provision for loan losses decreased $4.2 million for the nine months ended September 30, 2002 compared to the same period in 2001. Other income increased by $1.6 million to $9.3 million for the nine months ended September 30, 2002 as compared to $7.7 million for the nine months ended September 30, 2001. Other expenses increased by $3.0 million to $46.1 million for the nine months ended September 30, 2002 as compared to $43.1 million for the nine months ended September 30, 2001.

         Net Interest Income. The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                            At or for the nine months ended         At or for the nine months ended
                                                    September 30, 2002                     September 30, 2001
                                            -----------------------------------    ----------------------------------

                                                Average                 Average       Average                Average
                                                Balance   Interest   Yield/Cost       Balance  Interest   Yield/Cost
Interest-earning assets:
     Loans receivable (1), (2):
        Commercial and industrial            $  980,312   $52,445      7.13 %      $  881,786   $55,241      8.35 %
        Home equity                              29,736     1,164      5.22            23,940     1,570      8.74
        Second mortgage                          52,413     2,956      7.52            39,432     2,422      8.19
        Residential real estate                  52,496     2,643      6.71            53,964     3,080      7.61
        Installment                              56,112     3,624      8.61            60,685     4,133      9.08
                                             ----------   -------                  ----------   -------
           Total loans receivable             1,171,096    62,832      7.15         1,059,807    66,446      8.36
     Investment securities (3)                  678,013    22,684      4.46           702,688    31,541      5.98
     Interest-bearing deposit with banks          7,969        64      1.07             9,257       226      3.26
     Federal funds sold                          32,250       408      1.69            45,007     1,349      4.00
                                             ----------   -------                  ----------   -------
        Total interest-earning assets         1,889,301    85,988      6.07         1,816,759    99,562      7.31

     Cash and due from banks                     60,784                                63,328
     Bank properties and equipment               28,430                                28,961
     Excess of cost over fair value of
       assets acquired                           41,009                                50,137
     Other assets                                18,059                                16,467
                                             ----------                            ----------
     Non-interest-earning assets                148,282                               158,893
                                             ----------                            ----------
        Total Assets                         $2,037,583                            $1,975,652
                                             ==========                            ==========


Interest-bearing liabilities:
     Interest-bearing deposit accounts:
       Interest-bearing demand deposits      $  563,083     8,234      1.95 %        $400,954     9,364      3.11 %
       Savings deposits                         308,079     5,325      2.30           199,636     4,123      2.75
       Time deposits                            454,442    13,667      4.01           619,091    27,322      5.88
                                             ----------   -------                  ----------   -------
         Total interest-bearing deposits
           accounts                           1,325,604    27,226      2.74         1,219,681    40,809      4.46
                                             ----------   -------                  ----------   -------
     accounts
     Borrowed money:
       Repurchase agreements with customers      75,486       591      1.04            79,802     2,142      3.58
       Repurchase agreements with FHLB                                                172,603     6,455      4.99
       FHLB advances                            148,281     5,500      4.95            49,087     2,453      6.66
       Federal funds purchased                      912        15      2.13               703        30      5.61
       Other borrowed money                       3,944       166      5.60             1,160        30      3.40
                                             ----------   -------                  ----------   -------
         Total borrowed money                   228,623     6,272      3.66           303,355    11,110      4.88
     Guaranteed preferred beneficial
       interest in Company's
       subordinated debt                         54,274     3,396      8.34            57,327     4,078      9.49
                                             ----------   -------                  ----------   -------
        Total interest-bearing liabilities    1,608,501    36,894      3.06         1,580,363    55,997      4.72
                                             ----------   -------                  ----------   -------

Non-interest-bearing demand deposits            281,096                               260,363
Other liabilities                                13,959                                10,438
                                             ----------                            ----------
        Non-interest-bearing liabilities        295,055                               270,801
                                             ----------                            ----------
     Total liabilities                        1,903,556                             1,851,165

Shareholders' equity                            134,027                               124,487
                                             ----------                            ----------
     Total liabilities and
       shareholders' equity                  $2,037,583                            $1,975,652
                                             ==========                            ==========
Net interest income                                       $49,094                              $43,565
                                                          =======                              =======
Interest rate spread (4)                                               3.01 %                                2.59 %
                                                                     ======                                ======
Net yield on interest earning assets (5)                               3.46 %                                3.20 %
                                                                     ======                                ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                            117.46 %                              114.96 %
                                                                     ======                                ======

(1)  Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                 Nine months Ended September 30,
                                                            2002 vs. 2001
                                                ----------------------------------
                                                        Increase (Decrease)
                                                              Due to
                                                ----------------------------------
                                                   Volume       Rate        Net
  Interest income
  Loans receivable:
     Commercial and industrial                   $  5,781    $ (8,577)   $ (2,796)
     Home equity                                      322        (728)       (406)
     Second mortgage                                  745        (211)        534
     Residential real estate                          (81)       (356)       (437)
     Installment                                     (302)       (207)       (509)
                                                 --------    --------    --------
        Total loans receivable                      6,465     (10,079)     (3,614)

  Investment securities                            (1,073)     (7,784)     (8,857)
  Interest-bearing deposits accounts                  (27)       (135)       (162)
  Federal funds sold                                 (308)       (633)       (941)
                                                 --------    --------    --------
    Total interest-earning assets                $  5,057    $(18,631)   $(13,574)
                                                 --------    --------    --------


Interest expense
  Interest-bearing deposit accounts:
    Interest-bearing demand deposit              $  3,042    $ (4,172)   $ (1,130)
    Savings deposits                                1,959        (757)      1,202
    Time deposits                                  (6,219)     (7,436)    (13,655)
                                                 --------    --------    --------
       Total interest-bearing deposit accounts     (1,218)    (12,365)    (13,583)
  Borrowed money:
     Repurchase agreements with customers            (110)     (1,441)     (1,551)
     Repurchase agreements with FHLB               (6,455)                 (6,455)
     FHLB advances                                  3,822        (775)      3,047
     Federal funds purchased                            6         (21)        (15)
     Other borrowed money                             107          29         136
                                                 --------    --------    --------
         Total borrowed money                      (2,630)     (2,208)     (4,838)
  Guaranteed preferred beneficial
    interest in Company's subordinated debt          (209)       (473)       (682)
                                                 --------    --------    --------
    Total interest-bearing liabilities           $ (4,057)   $(15,046)   $(19,103)
                                                 --------    --------    --------

Net change in interest income                    $  9,114    $ (3,585)   $  5,529
                                                 ========    ========    ========

         The increase in net interest income (on a tax-equivalent basis) of $5.5 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was due to a $19.1 million decrease in interest expense partially offset by a $13.6 million decrease in interest income (on a tax-equivalent basis).

         The increase in interest rate spread and margin for the nine months ended September 30, 2002, compared to the same period 2001, was primarily due to the decrease in market interest rates and difference in maturities and repricing characteristics of the interest-bearing liabilities and interest-earning assets. The cost of funds on interest-bearing liabilities decreased 166 basis points from 4.72% for the nine months ended September 30, 2001 to 3.06% for the same period in 2002, while the yield on the average interest-earning assets declined 124 basis points during the same time period.

         For the nine-month period ended September 30, 2002, the average Prime rate was 4.75%, as compared to 7.50% for the same period in 2001. This difference in average Prime rate was primarily responsible for an $18.6 million decrease in the rate component of interest income and a $15.1 million decrease in the rate component of interest expense.

         The increase in the average balance of loans of $111.3 million, or 10.5% reflects the Company's continued strategy on growth of its core businesses, with emphasis on commercial and small business lending and community banking, and is represented by the increase in the volume component of interest income for loans of $6.5 million. This increase was partially offset by the decrease in the average balance of investments and federal funds sold of $24.7 million and $12.8 million, respectively, and the related decrease in the volume component of interest income for investments and federal funds sold of $1.1 million and $308,000, respectively.

         Comparing the nine months ended September 30, 2002 to 2001, the Company's liquidity and asset management strategies focused on changing the mix of interest-bearing and non-interest-bearing liabilities. By focusing on relationship accounts and competitive interest rates for core deposits, the Company attempted to attract the maturing funds of the higher costing time deposits, along with new funds, to lower costing core deposits. During this period, the average balance for time deposits decreased $164.7 million while the average balance for core deposits increased $270.6 million. The volume component of interest expense for time deposits decreased $6.2 million, partially offset by the volume component of interest expense for core deposits, which increased by $5.0 million. By matching longer-term liabilities with longer-term assets, the Company fully paid off the repurchase agreements with the FHLB and executed longer-term advances with the FHLB.

         The interest expense on the Company's Trust Preferred Securities decreased $682,000 from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. During 2002, the Company called the outstanding $28.0 million of 9.85% Sun Trust I Preferred Securities, issued $20.0 million Pooled Floating Rate Capital Securities (Sun Trust III) with an initial rate of 6.02%, and issued $10.0 million Pooled Floating Rate Capital Securities (Sun Trust IV) with an initial rate of 5.51%.

         Provision for Loan Losses. For the nine months ended September 30, 2002, the provision for loan losses amounted to $3.2 million, a decrease of $4.2 million, compared to $7.4 million for the same period in 2001. The larger 2001 provision was a result of loan portfolio growth, portfolio maturation, deterioration of several loans and the impact on the Company of the overall slowing trends of the national and regional economy. Net charge-offs were $3.3 million for the nine months ended September 30, 2001 compared to net charge-offs of $554,000 for the nine months ended September 30, 2002. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Non-Interest Income. Other income increased $1.6 million, or 21.0% for the nine months ended September 30, 2002 compared to the same period in 2001. The increase was primarily the result of gain on the sale of investment securities, which amounted to $1.3 million for the nine months ended September 30, 2002 compared to a gain of $275,000 for the same period of 2001. The increase was also attributed to the increase in the volume of service charges of $234,000 for the nine-months ended September 30, 2002 compared to the same period in 2001.

         Non-Interest Expenses. Other expenses increased $3.0 million, or 6.9% to $46.1 million for the nine months ended September 30, 2002 as compared to $43.1 million for the same period in 2001. Of the increase, $2.8 million was in salaries and employee benefits, which reflect the ongoing investment for the Company's initiatives announced in 2001.

         Income Taxes. Applicable income taxes increased $2.8 million for the nine months ended September 30, 2002 as compared to the same period in 2001. The increase resulted from higher pre-tax earnings. In addition, the Company's effective tax rate changed due to the proportion of tax-free municipal income to net income before taxes.


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

         At September 30, 2002, the Company had a positive position with respect to its exposure to interest rate risk. Total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing during the same time period by $107.9 million, representing a positive cumulative one-year gap ratio of 5.02%. As a result, the cost of interest-bearing liabilities of the Company should adjust to changes in interest rates at a slower rate than yield on interest-earning assets of the Company. The Company's positive position with respect to its exposure to interest rate risk increased from $24.0 million or 1.17% at June 30, 2002 principally due to the increase in federal funds sold of $78.7 million during the quarter ended September 30, 2002. This increase is the result of the liquidity position of the Company as previously discussed.

         The following table summarizes the maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2002. All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits into categories noted below. Management's allocation is based on the estimated duration of those deposits.

                                                                  Maturity/Repricing Time Periods
                                                  0-3 Months   4-12 Months   1-5 Years  Over 5 Yrs.        Total
                                                  ----------   -----------   ---------  -----------        -----
FHLB interest-bearing deposit                       $  2 222                                          $    2,222
Loans receivable                                     349,780      $215,672    $595,161     $ 39,309    1,199,923
Investment securities                                179,334       171,539     281,461       77,433      709,768
Federal funds sold                                    79,006             -           -            -       79,006
                                                    --------      --------    --------     --------   ----------
  Total interest-earning assets                      610,342       387,211     876,623      116,742    1,990,918
                                                    --------      --------    --------     --------   ----------

Interest-bearing demand deposits                     220,310        90,690     272,425       26,843      610,268
Savings deposits                                      25,764        82,457     199,366       20,416      328,002
Time certificates                                    117,429       210,260     118,945        1,300      447,934
Federal Home Loan Bank Advances                        4,348        33,138      75,277       33,800      146,563
Loan payable                                           1,160                                               1,160
Securities sold under agreements to repurchase        74,089                                              74,089
Guaranteed interest in Company's subordinated debt    30,000             -      29,287            -       59,287
                                                    --------      --------    --------     --------   ----------
 Total interest-bearing liabilities                  473,100       416,543     695,300       82,358    1,667,302
                                                    --------      --------    --------     --------   ----------
Periodic Gap                                        $137,241      $(29,332)   $181,323      $34,384   $  323,616
                                                    ========      ========    ========     ========   ==========
Cumulative Gap                                      $137,241      $107,909    $289,232     $323,616
                                                    ========      ========    ========     ========
Cumulative Gap Ratio                                    6.39%         5.02%      13.49%       15.06%
                                                    ========      ========    ========     ========


Item 4:  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings

         The Company is not engaged in any legal proceedings of a material nature at September 30, 2002. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2   Changes in Securities and Use of Proceeds

         Not applicable

Item 3   Defaults upon Senior Securities

         Not applicable

Item 4   Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5   Other Information

         Not applicable

Item 6   Exhibits and Reports on Form 8-K

         Exhibit 99.1      Certification Pursuant to 18 U.S.C.ss.1350.

         Form 8-K Not applicable

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date  November 12, 2002                   Sun Bancorp, Inc.
      ------------------------            --------------------------------------
                                            (Registrant)



                                          /s/ Thomas A. Bracken
                                          --------------------------------------
                                          Thomas A. Bracken
                                          President and Chief Executive Officer




Date  November 12, 2002                   /s/ Dan A. Chila
      ------------------------            --------------------------------------
                                          Dan A. Chila
                                          Executive Vice President and
                                          Chief Financial Officer

                                SUN BANCORP, INC.
                              Vineland, New Jersey

                                  CERTIFICATION

                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

         I, Thomas A. Bracken, President and Chief Executive Officer of Sun Bancorp, Inc. (the "Company"), hereby certify that:

1. I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of the Company;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which the report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     (c) presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in the report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                     /s/ Thomas A. Bracken
                                             -----------------------------------
                                             Thomas A. Bracken, President and
                                             Chief Executive Officer

                                SUN BANCORP, INC.
                              Vineland, New Jersey

                                  CERTIFICATION

                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002


         I, Dan A. Chila, Executive Vice President and Chief Financial Officer of Sun Bancorp, Inc. (the "Company"), hereby certify that:

1. I have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of the Company;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which the report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     (c) presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in the report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002             /s/ Dan A. Chila
                                     -------------------------------------------
                                     Dan A. Chila, Executive Vice President and
                                     Chief Financial Officer