Form 10-K
period 2002-12-31
SUN BANCORP INC /NJ/
filed 2003-03-27
CIK 1017793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the fiscal year ended   December 31, 2002.
                                ----------------------

OR [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from ___________ to ___________.

                           Commission File No. 0-20957

                                Sun Bancorp, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

New Jersey                                                        52-1382541
------------------------------------                         -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

226 Landis Avenue, Vineland, New Jersey                                 08360
-----------------------------------------                             ----------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:   (856) 691-7700
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). YES X  NO   .
                                        ---   ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock on June 28, 2002, was approximately $98.3 million.

     As of March 21, 2003, there were issued and outstanding 11,185,561 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2002. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2003  Annual   Meeting  of
     Shareholders. (Part III)

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

Item 1.  Business
-----------------

General

     The Company, a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey. The Company's principal subsidiary is Sun National Bank (the "Bank"). At December 31, 2002, the Company had total assets of $2.1 billion, total deposits of $1.7 billion and total shareholders' equity of $145.6 million. Substantially all of the Company's deposits are federally insured by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Company's remaining deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. The Company's principal business is to serve as a holding company for the Bank. As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

     Through the Bank, the Company provides consumer and business banking services through five Regional Banking Groups and 75 Community Banking Centers in Southern and Central New Jersey, in the contiguous New Castle County market in Delaware, and in Philadelphia, Pennsylvania. The Bank offers comprehensive lending, depository and financial services to its customers and marketplace. The Bank's lending services to businesses include commercial and industrial loans and commercial real estate loans. The Bank's commercial deposit services include checking accounts and cash management products such as electronic banking, sweep accounts, lockbox services, Internet banking, PC banking and controlled disbursement services. The Bank's lending services to consumers include residential mortgage loans, home equity loans and installment loans. The Bank's consumer services include checking accounts, savings accounts, money market deposits, certificates of deposit and individual retirement accounts. Through a third party arrangement, the Bank also offers mutual funds, securities brokerage, annuities and investment advisory services. The Bank also offers equipment leasing and SBA loans and is a designated Preferred Lender with the New Jersey Economic Development Authority.

     The Company's website address is www.sunnb.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the Securities and Exchange Commission are available free of charge on the Company's website under the Investor Relations menu.

Market Area

     The Bank provides a wide variety of financial services through 75 Community Banking Centers in five Regional Banking Groups that strategically define its market area. The Bank's Southern Region consists of Atlantic, Cape May,
Cumberland and Salem Counties in southern New Jersey; the Eastern Region includes Ocean and Monmouth Counties; the Northern Region includes Mercer, Middlesex, Somerset and Hunterdon Counties in central New Jersey; the Western Region consists of Burlington, Camden and Gloucester Counties in New Jersey and Philadelphia, Pennsylvania; and the Delaware Region is New Castle County in Delaware. Together these counties constitute the Bank's "primary market area." The Bank's deposit gathering base and lending area is concentrated in the communities surrounding its offices.

     The Bank is headquartered in Cumberland County, New Jersey. The city of Vineland is approximately 30 miles southeast of Philadelphia, Pennsylvania, and 30 miles southeast of Camden, New Jersey. The Philadelphia International Airport is approximately 45 minutes from Vineland.

     The central and southern New Jersey areas are among the fastest growing population areas in New Jersey and have a significant number of retired residents who have traditionally provided the Bank with a stable source of deposit funds. The economy of the Bank's primary market area is based upon a mixture of the agriculture, transportation, manufacturing and tourism trade - including a substantial casino industry in Atlantic City, New Jersey and support businesses throughout the Bank's primary market area. These areas are also home to commuters working in New Jersey suburban areas and in Atlantic City, as well as in New York and Philadelphia.

     Of the Bank's Delaware branches, three are in Wilmington, Delaware which is approximately 25 miles southwest of Philadelphia, Pennsylvania. The Philadelphia International Airport is approximately 30 minutes from Wilmington.

     In addition to its relatively affluent and steadily increasing population base, New Castle County, Delaware also contains a very significant and diverse employment base. Employment is concentrated in the services, manufacturing, retail trade, finance, insurance and real estate sectors of the economy. The county contains a disproportionate share of the state's employment and payroll.

     Management considers the Bank's strategic positioning to be the decentralizing of management and authority into five Regional Banking Groups. Regional teams of experienced managers, lenders and relationship officers from the Bank's three divisions, Commercial, Small Business and Community Banking, are headquartered within each region and are empowered with resources and local decision-making authority. They work together as a team, in partnership with local Community Banking Centers in the region, to coordinate a high level of service to local consumer, business, government and institutional customers. Each Regional Banking Group operates essentially as a local community bank with a local community focus on serving the specific needs of the local area and building lasting relationships with customers.

Lending Activities

     General. The principal lending activity of the Bank is the origination of commercial real estate loans, commercial business and industrial loans, home equity loans, mortgage loans and, to a much lesser extent, installment loans. Substantially all loans are originated in the Bank's primary market area.

     Commercial and Industrial Loans. The Bank originates several types of commercial, industrial, and small business loans. Included as commercial and small business loans are short- and long-term business loans, lines of credit, non-residential mortgage and small business loans and real estate construction loans. The Bank's Commercial Banking division serves companies with annual revenue in excess of $5 million and credit needs over $1.5 million. The Bank's Small Business Banking division serves business with annual revenues of up to $5 million and credit needs up to $1.5 million. The Bank's primary focus is the origination of commercial loans secured by real estate. The majority of the Bank's customers for these loans are small- to medium-sized businesses located in the southern and central parts of New Jersey and New Castle County, Delaware.

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

     Commercial Real Estate Loans. Loans secured by commercial properties generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income- producing properties and the greater difficulty of evaluating and monitoring these types of loans. A significant portion of the Bank's commercial real estate and commercial and industrial loan portfolios includes a balloon payment or repricing feature. A number of factors may affect a borrower's ability to make or refinance a balloon payment, including without limitation the financial condition of the borrower at the time, the prevailing local economic conditions, and the prevailing interest rate environment. There can be no assurance that borrowers will be able to make or refinance balloon payments when due.

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

     Residential Real Estate Loans. The Bank uses outside loan correspondents to originate residential mortgages. These loans are originated using the Investor's underwriting standards, rates and terms, and are approved according to the Purchaser/Investor's lending policy prior to origination. Prior to closing, the Bank usually has commitments to sell these loans, at par and without recourse, in the secondary market. Secondary market sales are generally scheduled to close shortly after the origination of the loan.

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

     Installment Loans. The Bank also originates installment or consumer loans secured by a variety of collateral, such as new and used automobiles. At December 31, 2002, the Bank had $6,151,519 of unsecured installment loans.

     Third Party Consumer Portfolio. The Bank has a Modular Housing Portfolio with $25,623,683 in loans outstanding as of December 31, 2002. This activity is generated through a third party arrangement, which began in 1990. These loans are originated using the Bank's underwriting standards, rates and terms and are approved according to the Bank's policies.

     The Bank has a mature portfolio from previous third party relationships that are no longer active in generating new business. These loans are centered in manufactured homes, campgrounds and recreational vehicles. At December 31, 2002, the Bank had $3,886,639 of loans outstanding.

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

     On an annual basis, the Chief Executive Officer presents to the Board of Directors the recommended structure of the LAM in terms of the amounts of lending authority granted to combining levels. On that same occasion, the Chief Executive Officer also recommends levels of lending authority within the matrix for individual loan and credit officers. Between the annual reviews of lending authorities by the Board of Directors, the Chief Executive Officer assigns interim lending authorities within the LAM to individual loan and credit officers and reports his actions to the Board in a timely fashion.

     Levels of individual lending authority are based on the functional assignment of a loan officer as well as the officer's perceived level of expertise and areas of experience.

     The positions of credit officer (CO) and senior credit officer (SCO) are an integral feature of the LAM process. CO's and SCO's are granted substantial levels of authority but do not carry a portfolio. These individuals are collectively responsible for maintaining the quality and soundness of the Bank's loan portfolio.

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

     Loan Commitments. When a commercial loan is approved, the Bank issues a written commitment to the loan applicant. The commitment indicates the loan amount, term and interest rate and is valid for approximately 45 days. Approximately 90% of the Bank's commitments are accepted or rejected by the customer before the expiration of the commitment. At December 31, 2002, the Bank had approximately $215.0 million in commercial loan commitments outstanding.

     Credit Risk, Credit Administration and Loan Review. Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. The Bank incurs credit risk whenever it extends credit to, or enters into other transactions with, customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. The credit administration department is responsible for the overall management of the Bank's credit risk and the development, application and enforcement of uniform credit policies and procedures the principal purpose of which is to minimize such risk. One objective of credit administration is to identify and, to the extent feasible, diversify extensions of credit by industry concentration, geographic distribution and the type of borrower. Loan review and other loan monitoring practices provide a means for management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Bank's loan officers and are being applied uniformly. While management continues to review these and other related functional areas, there can be no assurance that the steps the Bank has taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

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

     Borrowings. Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the Federal Home Loan Bank (the "FHLB") of New York to supplement its supply of lendable funds. Such advances must be secured by a pledge of a portion of the Bank's mortgage-backed securities and first mortgage loans. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2002, the Bank had $142.0 million in secured FHLB advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowings" in the Company's 2002 Annual Report to Shareholders (the "Annual Report").

     Repurchase Agreements. The Bank also obtains funds through overnight repurchase agreements with customers pursuant to which the Bank sells U.S. Treasury securities to customers under an agreement to repurchase them, at par, on the next business day. At December 31, 2002, the amount of securities under agreements to repurchase with customers totaled $61.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Borrowings" in the Annual Report. For additional information regarding repurchase agreements, refer to Note 12 of the Notes to Consolidated Financial Statements included in the Annual Report.

Cash Management Services

     The Bank offers a menu of cash management services designed to meet the more sophisticated needs of commercial customers and enhance customers' overall relationships with the Bank. The cash management department offers additional products and services such as electronic banking, sweep accounts, lockbox services, Internet banking, PC banking and controlled disbursement services. Many of these services are provided through third-party vendors with links to the Bank's data center.

Competition

     The Bank faces substantial competition both in attracting deposits and in lending funds. The States of New Jersey and Delaware and the county of Philadelphia, Pennsylvania have high densities of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. In order to compete with the many financial institutions serving its primary market area, the Bank's strategy is to focus on providing a superior level of personalized service to local business and individual customers in local communities through its Regional Banking Groups - as a springboard to building long-term, profitable relationships with those customers in its primary market area.

     The competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional and money center banks in the Bank's market area. Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional and money center banks, and mortgage-bankers many of whom have far greater resources than the Bank. Non-bank competition, such as investment brokerage houses, has intensified in recent years for all banks as non-bank competitors are not subject to the same regulatory burdens.

Personnel

     At December 31, 2002, the Company had 592 full-time and 79 part-time employees. The Company's employees are not represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

     Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

     Financial Modernization. The Gramm-Leach-Bliley Act ("GLB") permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. GLB defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank. GLB also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with a nonfinancial entity.

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

     In addition to the risk-based capital guidelines, the Federal Reserve established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. At December 31, 2002, the Company was in compliance with these requirements. The Bank is also subject to similar capital requirements adopted by the OCC and was in compliance with such requirements at December 31, 2002. See Note 22 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

     Dividend Restrictions. Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $14.7 million at December 31, 2002. In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies.

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

     Enforcement Powers of Federal Banking Agencies. Federal banking agencies possess broad powers to take corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." At December 31, 2002, the Bank exceeded the required ratios for classification as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

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

     At December 31, 2002, the Bank's total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory capital requirements. See
Note 22 of the Notes to Consolidated Financial Statements included in the Annual Report.

Item 2. Properties
------------------

     The Company operates from its main office in Vineland, New Jersey and 75 community banking centers. The Bank leases its main office and 37 community banking centers. The remainder of the community banking centers are owned by the Bank.

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
-------------------------------------------------------------------------------

     The information contained under the caption "Price Range of Common Stock and Dividends" in the Company's 2002 Annual Report to Shareholders, filed as
Exhibit 13 to this Report (the "Annual Report"), is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information contained under the caption "Selected Financial Data" in the Company's Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

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

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure
-------------------------------------------------------------------------

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the sections captioned "Additional Information About Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans

          Set forth below is information as of December 31, 2002 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                             EQUITY COMPENSATION PLAN INFORMATION

                                                        (a)                  (b)                       (c)
                                                     Number of           Weighted-           Number of securities
                                                 securities to be     average exercise        remaining available
                                                    issued upon           price of            for future issuance
                                                    exercise of         outstanding              under equity
                                                    outstanding           options,            compensation plans
                                                 options, warrants        warrants           (excluding securities
                                                    and rights          and rights         reflected in column (a))
                                                    -----------         -----------        ------------------------

Equity compensation plans
  approved by shareholders(1)..............           2,610,865          10.69                    37,299
Equity compensation plans
  not approved by shareholders(2)..........                  --             --                        --
                                                      ---------          -----                    ------
     TOTAL................................            2,610,865         $10.69                    37,299
                                                      =========          =====                    ======

-------------
(1) Plans approved by shareholders include the 1995 Stock Option Plan, the 1997 Stock Option Plan and the 2002 Stock Option Plan.
(2)  Not Applicable.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information contained under the section captioned "Additional Information About Directors and Executive Officers - Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14.  Controls and Procedures
---------------------------------

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

     (a) The following documents are filed as a part of this report:

          (1) The following consolidated financial statements and the report of independent auditor of the Registrant included in the
               Registrant's Annual Report to Shareholders are incorporated herein by reference and also in Item 8 hereof.

               Independent Auditors' Report

               Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

               Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

               Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

               Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

               Notes to Consolidated Financial Statements

          (2) There are no financial statements schedules that are required to be included in Part II, Item 8.

          (b) During the quarter ended December 31, 2002, there were no Current Reports on Form 8-K filed.

          (c)  Exhibits

          The  following exhibits are filed as part of this report:

          3(i) Amended and Restated Certificate of Incorporation of Sun Bancorp,
               Inc.(1)
          3(ii) Amended and Restated Bylaws of Sun Bancorp, Inc.(2)
          10.1 1995 Stock Option Plan(3)
          10.2 Amended and Restated 1997 Stock Option Plan(4)
          10.3 2002 Stock Option Plan(5)
          10.4 Directors Stock Purchase Plan(6)
          10.5 Form of Change in Control Severance Agreement(7)
          10.6 Severance  Agreement  between  Thomas A. Bracken and Sun National
               Bank(7)
          11   Computation regarding earnings per share(8)
          13   2002 Annual Report to Shareholders
          21   Subsidiaries of the Registrant
          23   Consent of Deloitte & Touche LLP
          99   Certification  Pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     ---------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-62223) filed with the SEC on August 25, 1998.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20957).
(3) Incorporated by reference to the Form 10 filed with the SEC on June 28, 1996 (File No. 0-20957).
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).
(5) Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders filed with the SEC on April 16, 2002 (File No. 0-20957).
(6) Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on August 1, 1997 (File No. 333-32681).
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-20957).
(8) Incorporated by reference to Note 21 of the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 2003.

                             SUN BANCORP, INC.


                             By: /s/ Thomas A. Bracken
                                 -----------------------------------------------
                                 Thomas A. Bracken
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 26, 2003.



/s/ Bernard A. Brown                       /s/ Thomas A. Bracken
----------------------------------         -------------------------------------
Bernard A. Brown                           Thomas A. Bracken
Chairman of the Board of Directors         President, Chief Executive Officer
                                           and Director

/s/ Ike Brown                              /s/ Sidney R. Brown
----------------------------------         -------------------------------------
Ike Brown                                  Sidney R. Brown
Director                                   Vice Chairman, Secretary and
                                           Treasurer


/s/ Jeffrey S. Brown                       /s/ Peter Galetto, Jr.
----------------------------------         -------------------------------------
Jeffrey S. Brown                           Peter Galetto, Jr.
Director                                   Director


/s/ Linwood C. Gerber                      /s/ Douglas J. Heun
----------------------------------         -------------------------------------
Linwood C. Gerber                          Douglas J. Heun
Director                                   Director


/s/ Anne E. Koons                          /s/ Vito J. Marseglia
----------------------------------         -------------------------------------
Anne E. Koons                              Vito J. Marseglia
Director                                   Director

/s/ Alfonse M. Mattia                      /s/ George A. Pruitt
----------------------------------         -------------------------------------
Alfonse M. Mattia                          George A. Pruitt
Director                                   Director


/s/ Anthony Russo, III                     /s/ Edward H. Salmon
----------------------------------         -------------------------------------
Anthony Russo, III                         Edward H. Salmon
Director                                   Director


/s/ John D. Wallace                        /s/ Dan A. Chila
----------------------------------         -------------------------------------
John D. Wallace                            Dan A. Chila
Director                                   Executive Vice President and Chief
                                             Financial Officer
                                           (Principal Accounting Officer)

                      Certification Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

     I, Thomas A. Bracken, President and Chief Executive Officer of Sun Bancorp, Inc. (the "Company"), hereby certify that:

1. I have reviewed the Annual Report on Form 10-K for the year ended December 31, 2002 of the Company;

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

4.   The  Company's  other   certifying   officer  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

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


Date:  March 26, 2003                           /s/Thomas A. Bracken
                                                --------------------------------
                                                Thomas A. Bracken, President and
                                                Chief Executive Officer

                      Certification Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

     I, Dan A. Chila, Executive Vice President and Chief Financial Officer of Sun Bancorp, Inc. (the "Company"), hereby certify that:

1. I have reviewed the Annual Report on Form 10-K for the year ended December 31, 2002 of the Company;

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

4.   The  Company's  other   certifying   officer  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

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



Date:  March 26, 2003                   /s/Dan A. Chila
                                        ----------------------------------------
                                        Dan A. Chila, Executive Vice President
                                          and Chief Financial Officer