Form 10-Q
period 2003-03-31
SUN BANCORP INC /NJ/
filed 2003-05-15
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2003
                                          --------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission file number             0 - 20957
                                   ---------


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


                                 (856) 691-7700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).   Yes  X    No
                                           ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


$1.00 Par Value Common Stock             11,754,200                 May 13, 2003
----------------------------    ----------------------------        ------------
         Class                  Number of shares outstanding             Date

                                SUN BANCORP, INC.

                                      INDEX
                                                                            Page

PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

     Unaudited Condensed Consolidated Statements of Financial
     Condition at March 31, 2003 and December 31, 2002                        3

     Unaudited Condensed Consolidated Statements of Income for
     the Three Months Ended March 31, 2003 and 2002                           4

     Unaudited Condensed Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 2003 and 2002                       5

     Notes to Unaudited Condensed Consolidated Financial Statements           6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
           AND RESULTS OF OPERATIONS                                         14

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        19

  ITEM 4.  CONTROLS AND PROCEDURES                                           20

PART II - OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                                 21

  ITEM 2.  Changes in Securities and Use of Proceeds                         21

  ITEM 3.  Defaults upon Senior Securities                                   21

  ITEM 4.  Submission of Matters to a Vote of Security Holders               21

  ITEM 5.  Other Information                                                 21

  ITEM 6.  Exhibits and Reports on Form 8-K                                  21

  SIGNATURES                                                                 22

  CERTIFICATIONS                                                             23

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     March 31,       December 31,
                                                                       2003             2002
                                                                   ------------     -------------
                                                                      (Dollars in thousands)

ASSETS

Cash and due from banks                                             $    83,171       $   65,476
Federal funds sold                                                          239              138
                                                                     ----------       ----------
  Cash and cash equivalents                                              83,410           65,614
Investment securities available for sale (amortized cost -
  $754,566; 2003 and $714,962; 2002)                                    762,042          723,201
Loans receivable (net of allowance for loan losses -
  $16,478; 2003 and $16,408; 2002)                                    1,236,883        1,217,008
Restricted equity investments                                            12,499           11,610
Bank properties and equipment, net                                       29,434           29,468
Real estate owned, net                                                      570              904
Accrued interest receivable                                              12,531           11,012
Goodwill                                                                 19,672           19,672
Intangible assets, net                                                   18,858           19,783
Deferred taxes, net                                                       6,515            6,867
Other assets                                                              4,363            7,033
                                                                     ----------       ----------
TOTAL                                                                $2,186,777       $2,112,172
                                                                     ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                             $1,706,583       $1,690,462
Federal funds purchased                                                  32,000
Advances from the Federal Home Loan Bank                                162,912          142,260
Loans payable                                                                              1,160
Securities sold under agreements to repurchase                           68,655           61,860
Other liabilities                                                         8,431           11,533
                                                                     ----------       ----------
  Total liabilities                                                   1,978,581        1,907,275
                                                                     ----------       ----------
Guaranteed preferred beneficial interest in Company's
  subordinated debt                                                      59,274           59,274

SHAREHOLDERS' EQUITY
Preferred stock, none issued
Common stock, $1 par value, 25,000,000 shares authorized,
  Issued and outstanding: 11,275,319 in 2003 and 11,271,135
    in 2002 (2003 includes 563,641 shares - stock dividend
    declared)                                                            11,839           11,271
Surplus                                                                 122,828          114,930
Retained earnings                                                        10,379           15,030
Accumulated other comprehensive income                                    4,922            5,438
Treasury stock at cost, 86,250 shares                                    (1,046)          (1,046)
                                                                     ----------       ----------
  Total shareholders' equity                                            148,922          145,623
                                                                     ----------       ----------
TOTAL                                                                $2,186,777       $2,112,172
                                                                     ==========       ==========

--------------------------------------------------------------------------------
       See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                For the Three Months
                                                                   Ended March 31,
                                                             ---------------------------
                                                                2003              2002
                                                             ---------         ---------
                                                                (Dollars in thousands,
                                                               except per share amounts)

INTEREST INCOME:
  Interest and fees on loans                                  $21,106           $20,334
  Interest on taxable investment securities                     5,783             6,593
  Interest on non-taxable investment securities                   616               505
  Dividends on restricted equity investments                      173               133
  Interest on federal funds sold                                   11                53
                                                              -------           -------
    Total interest income                                      27,689            27,618
                                                              -------           -------

INTEREST EXPENSE:
  Interest on deposits                                          6,800             9,358
  Interest on short-term borrowed funds                         2,106             1,885
  Interest on guaranteed preferred beneficial
    interest in Company's subordinated debt                     1,058             1,360
                                                              -------           -------
        Total interest expense                                  9,964            12,603
                                                              -------           -------

        Net interest income                                    17,725            15,015

PROVISION FOR LOAN LOSSES                                         675             1,075
                                                              -------           -------
  Net interest income after provision for
   loan losses                                                 17,050            13,940
                                                              -------           -------
OTHER INCOME:
  Service charges on deposit accounts                           1,754             1,666
  Other service charges                                           102               114
  Gain  (loss) on sale of bank properties and equipment            53               (14)
  Gain on sale of investment securities available for sale         45               183
  Gain on sale of branch                                        1,315
  Other                                                           722               852
                                                              -------           -------
        Total other income                                      3,991             2,801
                                                              -------           -------
OTHER EXPENSES:
  Salaries and employee benefits                                8,016             6,741
  Occupancy expense                                             2,455             1,904
  Equipment expense                                             1,360             1,086
  Data processing expense                                         791               830
  Amortization of intangible assets                               925             1,084
  Real estate operations, net                                    (650)              (35)
  Other                                                         2,627             2,071
                                                              -------           -------
        Total other expenses                                   15,524            13,681
                                                              -------           -------

INCOME BEFORE INCOME TAXES                                      5,517             3,060
INCOME TAXES                                                    1,759               923
                                                              -------           -------

NET INCOME                                                     $3,758            $2,137
                                                               ======            ======
Basic earnings per share                                        $0.32             $0.19
                                                                =====             =====
Diluted earnings per share                                      $0.31             $0.19
                                                                =====             =====
Weighted average shares, basic                             11,745,312        11,129,855
                                                           ==========        ==========
Weighted average shares, diluted                           12,273,694        11,461,229
                                                           ==========        ==========

--------------------------------------------------------------------------------
       See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                                -------------------------
                                                                                    2003          2002
                                                                                -----------   -----------
                                                                                     (In thousands)

OPERATING ACTIVITIES:
  Net income                                                                    $   3,758     $   2,137
  Adjustments to reconcile net income to net cash provided
     by operating activities:
    Provision for loan losses                                                         675         1,075
    Depreciation                                                                      634           569
    Net amortization of investments securities                                      1,521           468
    Amortization of intangible assets                                                 925         1,084
    Gain on sale of investment securities available for sale                          (45)         (183)
    (Gain) loss on sale of bank properties and equipment                              (53)           14
    Gain on sale of branch                                                         (1,315)
    Gain on sale of real estate owned                                                (651)          (26)
    Deferred income taxes                                                             599          (200)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                  (1,519)       (1,550)
      Other assets                                                                  2,670        (3,871)
      Other liabilities                                                            (3,102)        4,698
                                                                                ---------     ---------
        Net cash provided by operating activities                                   4,097         4,215
                                                                                ---------     ---------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                          (144,354)     (182,633)
  Purchases of restricted equity securities                                          (889)         (334)
  Proceeds from maturities, prepayments or calls of investment
    securities available for sale                                                  93,260       145,548
  Proceeds from sale of investment securities available for sale                   10,014         5,308
  Net increase in loans                                                           (20,754)      (49,164)
  Purchase of bank properties and equipment                                          (632)         (393)
  Proceeds from the sale of bank properties and equipment                              85
  Proceeds from sale of real estate owned                                           1,189            61
                                                                                ---------     ---------
        Net cash used in investing activities                                     (62,081)      (81,607)
                                                                                ---------     ---------
FINANCING ACTIVITIES:
  Increase (decrease) in deposits                                                  35,322       (29,262)
  Decrease in deposits resulting from branch sale                                 (17,886)
  Net borrowings under line of credits, advances and repurchase
   agreements                                                                      59,447        65,532
  Principal payments on loan payable                                               (1,160)
  Proceeds from other borrowings                                                                 25,000
  Proceeds from exercise of stock options                                                           453
  Treasury stock purchased                                                                         (315)
  Proceeds from issuance of common stock                                               57           103
                                                                                ---------     ---------
        Net cash provided by financing activities                                  75,780        61,511
                                                                                ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               17,796       (15,881)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     65,614        79,082
                                                                                ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  83,410     $  63,201
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

(1)  Summary of Significant Accounting Policies

     Basis of Financial Statement Presentation

     The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sun Capital Trust ("SunTrust I") (liquidated in April 2002), Sun Capital Trust II ("SunTrust II"), Sun Capital Trust III ("SunTrust III"), Sun Capital Trust IV ("SunTrust IV"), Sun National Bank (the "Bank") and the Bank's wholly owned subsidiaries, Med-Vine, Inc., Sun Financial Services, L.L.C. and 2020 Properties, L.L.C. All significant intercompany balances and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 2002. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003 or any other period.

     Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for loan losses, goodwill, core deposit and other intangible assets, and deferred tax asset valuation allowance. Actual results could differ from those estimates.

     Stock dividend - On March 19, 2003, the Company's Board of Directors declared a 5% stock dividend paid on April 21, 2003 to shareholders of record on April 7, 2003. Accordingly, per share data and equity accounts have been adjusted for all periods presented.

     Goodwill  and  Other  Intangible  Assets  - In  June  2001,  the  Financial
     Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. However, SFAS No. 142 did not change the accounting prescribed for certain acquisitions by banking and thrift institutions, resulting in continued amortization of the excess of cost over fair value of net assets acquired under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which allows financial institutions meeting certain criteria to reclassify their unidentifiable intangible asset balances to goodwill and retroactively cease amortization beginning as of January 1, 2002. The Company adopted SFAS No. 147 on October 1, 2002, and as required by the standard, the Company restated earnings for the quarterly periods ended March 31, 2002, June 30, 2002 and September 30, 2002.

     A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of tax, follows. The per share amounts have been restated to retroactively give effect to stock dividends.

                                                           Three Months
                                                          Ended March 31,
                                                               2002
                                                          ---------------
         Net income:
              Reported net income                            $1,593
              Add:  goodwill amortization, net of tax           544
                                                             ------
              Adjusted net income                            $2,137
                                                             ======
         Basic earnings per share:
              Reported basic earnings per share               $0.14
              Add:  goodwill amortization, net of tax          0.05
                                                              -----
              Adjusted basic net income per share             $0.19
         Diluted earnings per share:
              Reported diluted earnings per share             $0.14
              Add:  goodwill amortization, net of tax          0.05
                                                              -----
              Adjusted diluted net income per share           $0.19
                                                              =====


     Accounting for Stock Options - The Company accounts for stock-based compensation using the intrinsic value method that recognizes as expense the difference between the market value of the stock and the exercise price at grant date. The Company has not recognized any compensation expense under this method. The Company discloses the pro forma effects of accounting for stock-based compensation using the fair value method (using the Black-Scholes model) as described in SFAS No. 123 issued by the FASB and the method of accounting for stock-based employee compensation and the effect of the method used on reported results described in SFAS No. 148.

     At March 31, 2003, the Company had three stock-based employee compensation plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                            For the Three Months
                                                                   Ended
                                                                  March 31,
                                                            --------------------
                                                               2003       2002
                                                             -------    -------
          Net income, as reported                             $3,758    $2,137
          Deduct: Total stock-based employee
                    compensation expense determined
                    under fair value method (net of tax)        (353)     (765)
                                                              ------    ------
          Pro forma net income                                $3,405    $1,372
                                                              ======    ======
          Earnings per share:
          Basic - as reported                                  $0.32     $0.19
          Basic - pro forma                                    $0.29     $0.12

          Diluted - as reported                                $0.31     $0.19
          Diluted - pro forma                                  $0.28     $0.12

     Recent Accounting Principles - In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company currently has no guarantees that would be required to be recognized, measured or disclosed under this Interpretation.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is not a party to any variable interest entities covered by the Interpretation.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except for the provision of this statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. All provisions are to be applied prospectively except for the provision of this statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. These provisions are to be applied in accordance with their respective effective dates. The provisions that relate to SFAS 133 Implementation Issues have not had an impact on the Company's financial position or results of operations. Management of the Company will evaluate the impact, if any, the adoption of this statement might have on the Company's results of operations or financial condition for contracts entered into or modified after June 30, 2003.


(2)  Loans


     The components of loans as of March 31, 2003 and December 31, 2002 were as follows:

                                          March 31, 2003     December 31, 2002
                                          --------------     -----------------

         Commercial and industrial          $1,062,503           $1,043,885
         Home equity                            50,766               44,603
         Second mortgages                       44,505               47,458
         Residential real estate                41,772               43,375
         Installment                            53,815               54,095
                                            ----------           ----------
           Total gross loans                 1,253,361            1,233,416
         Allowance for loan losses             (16,478)             (16,408)
                                            ----------           ----------
           Net Loans                        $1,236,883           $1,217,008
                                            ==========           ==========

         Non-accrual loans                      $9,202               $9,963
                                                ======               ======

(3)  Allowance for Loan Losses

     Changes in the allowance for loan losses were as follows:

                                        For the three month
                                           period ended      For the year ended
                                          March 31, 2003      December 31, 2002
                                        -------------------  ------------------

         Balance, beginning of period           $16,408            $13,332
         Charge-offs                               (658)            (1,609)
         Recoveries                                  53                510
                                                -------            -------
           Net charge-offs                         (605)            (1,099)
         Provision for loan losses                  675              4,175
                                                -------            -------
         Balance, end of period                 $16,478            $16,408
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

     Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                              March 31, 2003    December 31, 2002
                                                              --------------    -----------------

         Impaired loans with related reserve for loan
           losses calculated under SFAS No. 114                  $34,166              $25,511
         Impaired loans with no related reserve for loan
           losses calculated under SFAS No. 114                    3,471                4,051
                                                                 -------              -------
         Total impaired loans                                    $37,637              $29,562
                                                                 =======              =======



                                                                    For the three
                                                                      months ended   For the year ended
                                                                    March 31, 2003    December 31, 2002
                                                                    --------------   ------------------

        Average impaired loans                                          $35,867            $13,471
                                                                        =======            =======
         Interest income recognized on impaired loans                   $   518            $ 1,936
                                                                        =======            =======
         Cash basis interest income recognized on impaired loans        $   550            $ 2,013
                                                                        =======            =======



     The increase in average impaired loans from the year ended December 31, 2002 to the three months ended March 31, 2003 is primarily two credits aggregating $13.5 million that were classified in September 2002 as restructured loans within the definition of SFAS No. 15. These loans have had a temporary modification of terms to provide near-term cash flow relief to the borrowers. At March 31, 2003 and December 31, 2002, these loans, as restructured, were current, fully performing and well collateralized. These loans were not classified as non-accrual and are not considered non-performing. In addition, during the quarter ended March 31, 2003, one $8.0 million commercial loan was added to the impaired loan listing. This loan was not classified as non-accrual and is not considered non-performing.

(4)  Deposits

     Deposits consist of the following major classifications:

                                                     March 31, 2003      December 31, 2002
                                                     --------------      -----------------
         Demand deposits - interest bearing           $  683,093             $  627,394
         Demand deposits - non-interest bearing          317,657                322,433
         Savings deposits                                322,530                328,508
         Time certificates under $100,000                294,433                306,622
         Time certificates $100,000 or more               88,870                105,505
                                                      ----------             ----------
           Total                                      $1,706,583             $1,690,462
                                                      ==========             ==========

     The Company is in the first phase of its branch rationalization program, which at March 31, 2003 one branch had been sold with deposits of $17.9 million, three were under formal contract to be sold, and one branch consolidation into an existing office. The Company expects a further reduction, through sales and consolidations, of seven additional branches by early 2004. The Company anticipates approximately $100 million of additional deposits will be sold during the branch rationalization program.

(5)  Advances from the Federal Home Loan Bank

     Federal Home Loan Bank ("FHLB") advances are collateralized under a blanket collateral lien agreement. Advances were as follows:

                                           March 31, 2003   December 31, 2002
                                           --------------   -----------------

           Convertible rate advances          $ 45,000            $ 45,000
           Term amortizing advances             94,712              89,060
           Term non-amortizing advances         23,200               8,200
                                              --------            --------
             Total                            $162,912            $142,260
                                              ========            ========


     Term amortizing advances - On February 21, 2003, the Company executed a $10.0 million term advance, at a rate of 3.78%, maturing on February 21, 2013. Principal and interest monthly payments are $100,200 during the term of the advance.

     Term non-amortizing advances - On February 14, 2003, the Company executed a $15.0 million term advance, at a rate of 3.39%, maturing on February 14, 2008. Monthly payments are interest only during the term of the advance.

(6)  Other Comprehensive Income

     The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of the statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Total comprehensive income (loss) for the three-month periods ended March 31, 2003 and 2002 was $3,242,000 and ($1,823,000), respectively.

(7)  Real Estate Operations, net

     The results of the Company's real estate operations were comprised of the following:

                                                        For the Three Months
                                                           Ended March 31,
                                                        ---------------------
                                                           2003        2002
                                                         -------      -------
          Gain on sales of real estate                    $(651)       $(26)
          Operating expenses, net of rental income            1          (9)
                                                          -----        ----
             Total                                        $(650)       $(35)
                                                          =====        ====
(8)  Earnings Per Share

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

                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                      ---------------------------
                                                                                            2003           2002
                                                                                      ------------- ------------

         Net income                                                                   $     3,758   $     2,137

         Dilutive stock options outstanding                                             2,313,748     1,611,419
         Average exercise price per share                                             $      9.19   $      8.59
         Average market price - diluted basis                                         $     13.42   $     11.93

         Average common shares outstanding                                             11,745,312    11,129,855
         Increase in shares due to exercise of options - diluted basis                    528,382       331,374
                                                                                      -----------   -----------
         Adjusted shares outstanding - diluted                                         12,273,694    11,416,229

         Net income per share - basic                                                 $      0.32   $      0.19
         Net income per share - diluted                                               $      0.31   $      0.19

         Options that could  potentially  dilute basic EPS in the future that were not  included  in the  computation  of diluted EPS because to do so would
         have been antidilutive for the period presented                                  424,224     1,163,442
                                                                                          =======     =========

(9)  Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt

     Guaranteed preferred beneficial interest in Company's subordinated debt consists of the following:

                                       March 31, 2003     December 31, 2002
                                       --------------     -----------------

         Sun Trust II                      $29,274             $29,274
         Sun Trust III                      20,000              20,000
         Sun Trust IV                       10,000              10,000
                                           -------             -------
                                           $59,274             $59,274
                                           =======             =======


     The sole asset of Sun Trust II is $29.9 million original principal amount of 8.875% Junior Subordinated Debentures issued by the Company. The Company has the right to optionally redeem Sun Trust II Debentures prior to the maturity date of December 31, 2028, on or after December 31, 2003, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. At March 31, 2002 and December 31, 2002, the Company had repurchased 61,300 shares.

     The sole asset of Sun Trust III is $20.0 million of Floating Rate Junior Subordinated Debentures issued by the Company. The Coupon Rate at March 31, 2003 was 5.32%. The Company has the right to optionally redeem Sun Trust III Debentures prior to the maturity date of April 22, 2032, on or after April 22, 2007, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date.

     The sole asset of Sun Trust IV is $10.0 million of Floating Rate Junior Subordinated Debentures issued by the Company. The Coupon Rate at March 31, 2003 was 5.03%. The Company has the right to optionally redeem Sun Trust IV Debentures prior to the maturity date of October 7, 2032, on or after July 7, 2007, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         Total assets at March 31, 2003 increased by $74.6 million, or 3.5% to $2.19 billion as compared to $2.11 billion at December 31, 2002. The increase was primarily due to an increase in investment securities of $38.8 million, in loans receivable of $19.9 million and in cash and cash equivalents of $17.8 million. The overall increase in total assets continues to reflect the Company's strategy on growth of its core businesses, with emphasis on commercial lending and retail banking, while sustaining adequate liquidity, managing interest rate risk and maintaining strong capital.

         The Company is in the first phase of its branch rationalization program, which at March 31, 2003 one branch had been sold, three were under formal contract to be sold, and one branch consolidation into an existing office. Completion of this phase is expected by the end of the second quarter, or early third quarter. The Company expects a further reduction, through sales and consolidations, of seven additional branches by early 2004.

         Cash and cash equivalents increased $17.8 million, from $65.6 million at December 31, 2002 to $83.4 million at March 31, 2003. This increase in end of period balances represents a temporary increase. The daily average balance of cash and cash equivalents was $60.4 million for the first quarter 2003 compared to $60.7 million for the year ended December 31, 2002.

         Investment securities available for sale increased $38.8 million or 5.4%, from $723.2 million at December 31, 2002 to $762.0 million at March 31, 2003. The increase in investment securities during the first quarter 2003 was consistent with the Company's asset and liability management goals which are designed to maintain a portfolio of high quality investments which optimizes interest income within acceptable limits of safety and liquidity.

         Net loans receivable at March 31, 2003 were $1.24 billion, an increase of $19.9 million from $1.22 billion at December 31, 2002. The increase was primarily from increased originations of commercial and industrial loans. The increase in loans was match funded primarily with the $20.7 million net increase in longer-term advances from the Federal Home Loan Bank. These advances are in line with the Company's ALCO interest rate sensitivity policies. During the first quarter 2003, the Company experienced significant loan prepayments aggregating $50 million. Approximately $23 million of these prepayments were from three credits, which were refinanced with longer term fixed rated loans from non-depository institutions.

         Non-performing loans were $10.0 million at March 31, 2003 compared to $11.5 million at March 31, 2002 and $12.5 million at December 31, 2002. The ratio of non-performing assets to total loans and other real estate was .84% at March 31, 2003 compared to 1.12% at March 31, 2002 and 1.08% at December 31, 2002. The ratio of allowance for loan losses to total non-performing loans was 165.1% at March 31, 2003 compared to 118.3% at March 31, 2002 and 131.6% at
December 31, 2002.

         Total deposits were $1.71 billion at March 31, 2003, reflecting a $16.1 million increase over December 31, 2002. Excluding the $17.9 million decrease in deposits resulting from the sale of a branch, total deposits increased $35.3 million. The Company's core deposits, (demand and savings deposits) increased $44.9 million, or 3.5% while the non-core deposits (time deposits) declined $28.8 million, or 7.0%. The Company's deposit strategy stresses the importance of building a relationship with each and every customer. To help facilitate these relationships, the Company has continued during the first quarter 2003 to focus on its relationship pricing strategy. This relationship strategy has enabled the Company to favorably increase the deposit mix with a higher concentration of core deposits.

         Federal funds purchased increased $32.0 million and securities sold under agreement to repurchase increased $6.8 million from December 31, 2002 to March 31, 2003, reflecting the seasonality of these borrowings.

         Total shareholders' equity increased by $3.3 million, from $145.6 million at December 31, 2002, to $148.9 million at March 31, 2003. The increase was primarily the result of first quarter earnings amounting to $3.8 million, partially offset by a $516,000 decrease in accumulated other comprehensive income.

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

         The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $83.4 million at March 31, 2003, the Company has additional secured borrowing capacity with the FHLB and other sources. The Company plans to liquidate a portion of its short-term investment portfolio to fund the approximately $100 million of additional deposits anticipated to be sold during the branch rationalization program. Management will continue to monitor the Company's liquidity in order to maintain it at a level that is adequate but not excessive.

         The Company's largest cash flows are both investing and financing activities. During the quarter ended March 31, 2003, the Company's primary source of cash from investing activities was the proceeds from the sale, maturities, prepayments or calls of investment securities. The primary use of cash from investing activities was the purchase of investment securities and the increase in loans. Financing activities, which provided $75.8 million of net cash, was primarily the net increase in deposits, after a branch sale, and net borrowings under lines of credit, advances and repurchase agreements. The activity during the first quarter 2003 reflects the Company's continued focus on overall balance sheet and capital management, concentrating on growth of its core businesses, with emphasis on commercial lending and retail banking, while managing the Company's liquidity, interest-rate risk and capital resources.

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

         As part of its capital plan, the Company issued trust preferred securities that qualify as Tier 1 or core capital of the Company, subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2003, of the Company's $59.3 million trust preferred securities, $48.0 million qualify as Tier 1 capital and $11.3 million qualify as Tier 2 capital.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2003 and
2002

         Net income increased by $1.7 million, or 75.8% for the three months ended March 31, 2003 to $3.8 million from $2.1 million for the three months ended March 31, 2002. As more fully described below, the increase in net income was due to an increase of $2.7 million in net interest income, a decrease of $400,000 in the provision for loan losses and an increase of $1.2 million in non-interest income, partially offset by an increase in non-interest expenses of $1.8 million.

         Net Interest Income. The increase in the interest rate spread and margin for the three months ended March 31, 2003 of 3.23% and 3.60%, respectively, compared to 2.89% and 3.36%, respectively, for the same period 2002, was primarily due to the decrease in market interest rates and difference in maturities and repricing characteristics of the interest-bearing liabilities and interest-earning assets. The yield on the average interest-earning assets declined 53 basis points from 6.13% for the three months ended March 31, 2002 to 5.59% for the same period in 2003, while cost of funds on average interest-bearing liabilities decreased 87 basis points from 3.24% for the three months ended March 31, 2002 to 2.37% for the same period in 2003.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                              At or for the three months ended    At or for the three months ended
                                                        March 31, 2003                     March 31, 2002
                                              ----------------------------------  ---------------------------------
                                                Average                Average        Average             Average
                                                Balance    Interest   Yield/Cost      Balance   Interest Yield/Cost
                                                -------    --------   ----------      -------   -------- ----------
Interest-earning assets:
     Loans receivable (1), (2):
        Commercial and industrial              $1,059,424    $17,926      6.77%      $938,183    $16,803    7.16%
        Home equity                                46,931        498      4.24         24,495        346    5.65
        Second mortgage                            45,698        811      7.10         49,449        939    7.59
        Residential real estate                    41,085        764      7.44         54,593      1,027    7.53
        Installment                                53,186      1,107      8.32         57,014      1,219    8.55
                                               ----------    -------               ----------    -------
         Total loans receivable                 1,246,324     21,106      6.77      1,123,734     20,334    7.24
     Investment securities (3)                    746,622      6,876      3.68        673,451      7,459    4.43
     Interest-bearing deposit with banks            5,653         11      0.81          9,337         29    1.23
     Federal funds sold                             3,556         11      1.19         12,534         53    1.68
                                               ----------    -------               ----------    -------
         Total interest-earning assets          2,002,155     28,004      5.59      1,819,056     27,875    6.13
                                               ----------    -------               ----------    -------

     Cash and due from banks                       60,356                              61,818
     Bank properties and equipment                 29,501                              28,134
     Goodwill and intangible assets                39,105                              42,943
     Other assets                                  33,936                              13,216
                                               ----------                          ----------
     Non-interest-earning assets                  162,898                             146,111
                                               ----------                          ----------
         Total assets                          $2,165,053                          $1,965,167
                                               ==========                          ==========
Interest-bearing liabilities:
     Interest-bearing deposit accounts:
       Interest-bearing demand deposits        $   644,085      2,085     1.29%    $  528,334       2,575   1.95%
       Savings deposits                            324,839      1,269     1.56        294,303       1,720   2.34
       Time deposits                               409,292      3,446     3.37        463,114       5,063   4.37
                                                ----------   --------              ----------     -------
         Total interest-bearing deposit
           accounts                              1,378,216      6,800     1.97      1,285,751       9,358   2.91
                                                ----------   --------              ----------     -------
     Borrowed money:
       Repurchase agreements with customers         62,838         95     0.60         78,905         184   0.93
       FHLB advances                               175,014      1,980     4.53        133,461       1,674   5.02
       Federal funds purchased                       7,486         31     1.67            711           4   2.06
       Other borrowed money                              -          -                   1,993          23   4.69
                                                ----------   --------              ----------     -------
         Total borrowed money                      245,338      2,106     3.43        215,070       1,885   3.51
                                                ----------   --------              ----------     -------
     Guaranteed preferred beneficial interest
           in  Company's subordinated debt          59,274      1,058     7.14         57,327       1,360   9.49
                                                ----------      -----              ----------     -------
         Total interest-bearing liabilities      1,682,828      9,964     2.37      1,558,148      12,603   3.24
                                                ----------      -----              ----------     -------

Non-interest-bearing demand deposits               303,256                            266,272
Other liabilities                                   31,369                              8,955
                                                ----------                         ----------
        Non-interest-bearing liabilities           334,625                            275,227
                                                ----------                         ----------
         Total liabilities                       2,017,453                          1,833,375

Shareholders' equity                               147,600                           131,792
                                                ----------                         ----------
     Total liabilities and shareholders'
        equity                                  $2,165,053                         $1,965,167
                                                ==========                         ==========

Net interest income                                           $18,040                            $15,272
                                                              =======                            =======
Interest rate spread (4)                                                  3.23%                             2.89%
                                                                        ======                            ======
Net yield on interest-earning assets (5)                                  3.60%                             3.36%
                                                                        ======                            ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities
                                                                        118.98%                           116.74%
                                                                        ======                            ======

         (footnotes on the following page)

----------------------------------------------------
(1)  Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                  Three Months Ended March 31,
                                                           2003 vs. 2002
                                                 -------------------------------
                                                       Increase (Decrease)
                                                              Due to
                                                 -------------------------------
                                                   Volume      Rate        Net
Interest income
   Loans receivable:
      Commercial and industrial                   $ 2,087    $  (964)   $ 1,123
      Home equity                                     255       (103)       152
      Second mortgage                                 (69)       (59)      (128)
      Residential real estate                        (251)       (12)      (263)
      Installment                                     (80)       (32)      (112)
                                                  -------    -------    -------
         Total loans receivable                     1,942     (1,170)       772

   Investment securities                              757     (1,340)      (583)
   Interest-bearing deposits accounts                  (9)        (9)       (18)
   Federal funds sold                                 (30)       (12)       (42)
                                                  -------    -------    -------
     Total interest-earning assets                $ 2,660    $(2,531)   $   129
                                                  -------    -------    -------
 Interest expense
   Interest-bearing deposit accounts:
      Interest-bearing demand deposit             $   489    $  (979)   $  (490)
     Savings deposits                                 164       (615)      (451)
     Time deposits                                   (543)    (1,074)    (1,617)
                                                  -------    -------    -------
        Total interest-bearing deposit accounts       110     (2,668)    (2,558)
   Borrowed money:
      Repurchase agreements with customers            (32)       (57)       (89)
      FHLB advances                                   482       (176)       306
      Federal funds purchased                          28         (1)        27
      Other borrowed money                            (23)         -        (23)
                                                  -------    -------    -------
          Total borrowed money                        455       (234)       221
   Guaranteed preferred beneficial interest
   in Company's subordinated debt                      45       (347)      (302)
                                                  -------    -------    -------

     Total interest-bearing liabilities           $   610    $(3,249)   $(2,639)
                                                  -------    -------    -------
 Net change in interest income                    $ 2,050    $   718    $ 2,768
                                                  =======    =======    =======

         Net interest income (on a tax-equivalent basis) increased $2.8 million, or 18.1% to $18.0 million for the quarter ended March 31, 2003 compared to $15.3 million for the same period in 2002. This increase is primarily due to the change in the volume of interest-earning assets and interest-bearing liabilities, as well as the market rate decreases between periods. From the volume component, net interest income (on a tax-equivalent basis) increased $2.1 million, the majority of this is due to an increase in the average balance of interest-earning assets. The change in the average balances of the interest-earning assets and the interest-bearing liabilities reflects the Company's continued focus on overall balance sheet management, concentration on the growth of its core businesses, and continued focus on liquidity management. The rate component increased net interest income by $718,000.

         Interest income (on a tax-equivalent basis) increased $129,000, to $28.0 million for the three months ended March 31, 2003 compared to $27.9 million for the same period in 2002. The increase in interest income was due to the increased average balance of interest-earnings asset, offset by the continued drop in interest rates, which lowered the yield on average interest-earning assets by 53 basis points. The majority of this variance was from loans receivable. The 10.9% increase in average balance of loans receivable from $1.12 billion at March 31, 2002 to $1.25 billion at March 31, 2003 produced an increase in interest income of $1.9 million, which was offset by the decrease in yield of 46 basis points that produced a decrease in interest income of $1.2 million. In addition, interest income on investment securities decreased $583,000 caused by primarily due to a decrease in yield of 75 basis points.

         Interest expense decreased $2.6 million, or 20.9%, to $10.0 million for the three months ended March 31, 2003 compared to $12.6 million for the same period in 2002. The decrease in interest expense was due primarily to the overall decrease in market interest rates and the change in the mix of deposits between core and time deposits, refinancing a portion of the Company's trust preferred securities from fixed-rate to floating-rate securities, partially offset by the mix of borrowed money between overnight and longer-term borrowings. The change in interest rates decreased overall cost of funds by 87 basis points, resulting in a decrease in interest expense of $3.2 million. The change in the mix of deposits is the result of the Company's relationship pricing strategy that has favorably increased the deposit mix to a higher concentration of lower costing core deposits. The decrease in the average balance of time deposits from $463.1 million at March 31, 2002 to $409.3 million at March 31, 2003, resulted in the decrease in the volume component of interest expense of $543,000. The time deposit decrease was offset with an increase in the average balance of core deposits from $822.6 million at March 31, 2002 to $968.9 million at March 31, 2003, resulted in the increase in the volume component of interest expense of $653,000. A $455,000 increase in the borrowed money component of interest expense was the result of the planned lengthening of the aggregate terms of borrowed money, primarily FHLB advances, to match the longer-term assets recorded during the period. In addition, for the entire quarter ended March 31, 2002, the Company had outstanding $28.0 million of 9.85% Sun Trust I Preferred Securities, which the Company called during the second quarter 2002 and replaced with two floating rate securities aggregating $30 million. The refinancing of these securities decreased cost of funds by 234 basis points, resulting in a decrease in interest expense of $347,000.

         Provision for Loan Losses. For the three months ended March 31, 2003, the provision for loan losses was $675,000, a decrease of $400,000, compared to $1.1 million for the same period in 2002. The Company focuses on its loan portfolio management and credit review process to effectively address the current risk profile of the portfolio and aggressively manage troubled credits. The result was that non-performing loans have been reduced from a high of $14.6 million during 2001 to $10.0 million at March 31, 2003. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors. The allowance for loan losses at March 31, 2003 was $16.5 million or 1.31% of loans. This compares to the allowance for loan losses of $13.6 million at March 31, 2002, or 1.18% of loans.

         Non-Interest Income. Non-interest income increased $1.2 million, or 42.5% for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002. The increase was the result of a gain on sale of a branch of $1.3 million during the first quarter 2003, partially offset by a $138,000 reduction on gain on sale of investment securities and a decrease of $130,000 of other income. The branch sale was part of the first phase of the Company's branch rationalization program mentioned earlier.

         Non-Interest Expenses. Non-interest expenses increased $1.8 million, or 13.5% to $15.5 million for the three months ended March 31, 2003 as compared to $13.7 million for the same period in 2002. Of the increase, $1.3 million was in salaries and employee benefits, $551,000 was in occupancy expense and $556,000 was other non-interest expense. These increases were partially offset by the gain on sale of real estate owned of $651,000.

         Income Taxes. Applicable income taxes increased $836,000 for the three months ended March 31, 2003 as compared to the same period in 2002. The increase resulted from higher pre-tax earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         At March 31, 2003, the Company had a positive position with respect to its exposure to interest rate risk. Total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing during the same time period by $86.8 million, representing a positive cumulative one-year gap ratio of 3.97%. As a result, the cost of interest-bearing liabilities of the Company should adjust to changes in interest rates at a slower rate than yield on interest-earning assets of the Company.

         The following table summarizes the maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2003 All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits into categories noted below, based on the estimated duration of those deposits.

                                                          Maturity/Repricing Time Periods
                                      ---------------------------------------------------------------
                                      0-3 Months     4-12 Months   1-5 Years    Over 5 Yrs.   Total
                                      ----------   --------------- ---------    ----------- ---------
FHLB interest-bearing deposit         $    2,549                                           $    2,549
Loans receivable                         422,376   $  197,840    $  603,011   $   30,134    1,253,361
Investment securities                    205,625      191,029       210,284      160,127      767,065
Federal funds sold                           239         --            --           --            239
                                      ----------   ----------    ----------   ----------   ----------
  Total interest-earning assets          630,789      388,869       813,295      190,261    2,023,214
                                      ----------   ----------    ----------   ----------   ----------

Interest-bearing demand deposits         234,946      140,526       279,598       28,023      683,093
Savings deposits                          25,174       75,524       202,348       19,484      322,530
Time certificates                         89,812      168,223       124,132        1,136      383,303
Federal funds purchased                   32,000                                               32,000
Federal Home Loan Bank Advances           24,602       14,096       112,028       12,186      162,912
Securities sold under agreements
  to repurchase                           68,655                                               68,655
Guaranteed interest in Company's
  subordinated debt                       30,000       29,274          --           --         59,274
                                      ----------   ----------    ----------   ----------   ----------
 Total interest-bearing liabilities      505,189      427,643       718,106       60,829    1,711,767
                                      ----------   ----------    ----------   ----------   ----------
Periodic Gap                          $  125,600   $  (38,774)   $   95,189   $  129,432   $  311,447
                                      ==========   ==========    ==========   ==========   ==========
Cumulative Gap                        $  125,600   $   86,826    $  182,015   $  311,447
                                      ==========   ==========    ==========   ==========
Cumulative Gap Ratio                        5.74%        3.97%         8.32%       14.24%
                                      ==========   ==========    ==========   ==========



ITEM 4.    CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings

        The Company is not engaged in any legal proceedings of a material nature at March 31, 2003. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


ITEM 2. Changes in Securities and Use of Proceeds

        Not applicable


ITEM 3. Defaults upon Senior Securities

        Not applicable


ITEM 4. Submission of Matters to a Vote of Security Holders

        Not applicable


ITEM 5. Other Information

        Not applicable


ITEM 6. Exhibits and Reports on Form 8-K

        Exhibit 99.1 Certification Pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

        Form 8-K The Company filed a Current Report on Form 8-K on March 24, 2003 to report the declaration of a 5% stock dividend.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Sun Bancorp, Inc.
                                       ---------------------------------------
                                       (Registrant)




Date:  May 13, 2003                    /s/ Thomas A. Bracken
       ------------                    ---------------------------------------
                                       Thomas A. Bracken
                                       President and Chief Executive Officer




Date:  May 13, 2003                    /s/ Dan. A. Chila
       ------------                    ---------------------------------------
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

                                SUN BANCORP, INC.
                              Vineland, New Jersey

                                  CERTIFICATION

                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

         I, Thomas A. Bracken, President and Chief Executive Officer of Sun Bancorp, Inc. (the "Company"), hereby certify that:

1. I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of the Company;

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


Date: May 13, 2003                             /s/ Thomas A. Bracken
      ------------                             ---------------------------------
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

                                SUN BANCORP, INC.
                              Vineland, New Jersey

                                  CERTIFICATION

                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

         I, Dan A. Chila, Executive Vice President and Chief Financial Officer of Sun Bancorp, Inc. (the "Company"), hereby certify that:

1. I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of the Company;

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

Date:  May 13, 2003                   /s/ Dan A. Chila
       ------------                   ------------------------------------------
                                      Dan A. Chila, Executive Vice President and
                                       Chief Financial Officer