Form 10-Q
period 2003-06-30
SUN BANCORP INC /NJ/
filed 2003-08-14
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2003
                                  -------------

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________ to ____________________

Commission file number          0-20957
                       -------------------------


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                             ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock                 11,856,541             August 13, 2003
-----------------------------         ----------------------------   ---------------
         Class                        Number of shares outstanding        Date


                                SUN BANCORP, INC.

                                      INDEX

                                                                                                           Page
                                                                                                           ----


PART I - FINANCIAL INFORMATION



       ITEM 1.  FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Statements of Financial Condition at
          June 30, 2003 and December 31, 2002                                                                  3

          Unaudited Condensed Consolidated Statements of Income For the Three and
          Six Months Ended June 30, 2003 and 2002                                                              4

          Unaudited Condensed Consolidated Statements of Cash Flows For the Six
          Months Ended June 30, 2003 and 2002                                                                  5

          Notes to Unaudited Condensed Consolidated Financial Statements                                       6

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS                                                                        14

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                                                                                              22

       ITEM 4.  CONTROLS AND PROCEDURES                                                                       23

PART II - OTHER INFORMATION

       ITEM 1.  Legal Proceedings                                                                             24

       ITEM 2.  Changes in Securities and Use of Proceeds                                                     24

       ITEM 3.  Defaults upon Senior Securities                                                               24

       ITEM 4.  Submission of Matters to a Vote of Security Holders                                           24

       ITEM 5.  Other Information                                                                             24

       ITEM 6.  Exhibits and Reports on Form 8-K                                                              24

       SIGNATURES                                                                                             25

       CERTIFICATIONS                                                                                         26

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                         June 30,        December 31,
                                                                                           2003             2002
                                                                                           ----             ----
                                                                                           (Dollars in thousands)
ASSETS

Cash and due from banks                                                                 $  102,043       $   65,476
Federal funds sold                                                                              56              138
                                                                                        ----------       ----------
  Cash and cash equivalents                                                                102,099           65,614
Investment securities available for sale (amortized cost -
  $715,832; 2003 and $714,962; 2002)                                                       729,142          723,201
Loans receivable (net of allowance for loan losses -
  $16,209; 2003 and $16,408; 2002)                                                       1,272,621        1,217,008
Restricted equity investments                                                               12,519           11,610
Bank properties and equipment, net                                                          29,485           29,468
Real estate owned, net                                                                         577              904
Accrued interest receivable                                                                 10,999           11,012
Goodwill                                                                                    19,672           19,672
Intangible assets, net                                                                      17,933           19,783
Deferred taxes, net                                                                          4,678            6,867
Other assets                                                                                30,926            7,033
                                                                                        ----------       ----------

TOTAL                                                                                   $2,230,651       $2,112,172
                                                                                        ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                                $1,746,121       $1,690,462
Federal funds purchased                                                                     27,000
Advances from the Federal Home Loan Bank                                                   163,311          142,260
Loans payable                                                                                                 1,160
Securities sold under agreements to repurchase                                              72,196           61,860
Other liabilities                                                                            6,599           11,533
                                                                                        ----------       ----------
  Total liabilities                                                                      2,015,227        1,907,275
                                                                                        ----------       ----------

Guaranteed preferred beneficial interest in Company's subordinated debt                     59,274           59,274

SHAREHOLDERS' EQUITY
Preferred stock, none issued
Common stock, $1 par value, 25,000,000 shares authorized,
  Issued and outstanding: 11,855,241 in 2003 and 11,271,135 in 2002                         11,855           11,271
Surplus                                                                                    122,958          114,930
Retained earnings                                                                           13,611           15,030
Accumulated other comprehensive income                                                       8,772            5,438
Treasury stock at cost, 90,562 shares                                                       (1,046)          (1,046)
                                                                                        ----------       ----------
  Total shareholders' equity                                                               156,150          145,623
                                                                                        ----------       ----------

TOTAL                                                                                   $2,230,651       $2,112,172
                                                                                        ==========       ==========

--------------------------------------------------------------------------------
    See notes to unaudited condensed consolidated financial statements

             SUN BANCORP, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                         For the Three Months         For the Six Months
                                                                            Ended June 30,              Ended June 30,
                                                                           --------------              --------------
                                                                           2003        2002            2003        2002
                                                                           ----        ----            ----        ----
                                                                        (Dollars in thousands, except per share amounts)
   INTEREST INCOME:
     Interest and fees on loans                                     $    20,998   $    20,995   $    42,104   $    41,329
     Interest on taxable investment securities                            5,635         6,863        11,418        13,456
     Interest on non-taxable investment securities                          625           504         1,241         1,009
     Interest on restricted equity investments                              209           173           382           306
     Interest on federal funds sold                                          18            80            29           133
                                                                    -----------   -----------   -----------   -----------
       Total interest income                                             27,485        28,615        55,174        56,233
                                                                    -----------   -----------   -----------   -----------

   INTEREST EXPENSE:
     Interest on deposits                                                 6,537         8,959        13,337        18,317
     Interest on short-term borrowed funds                                2,243         2,271         4,349         4,156
     Interest on guaranteed preferred beneficial interest in
       Company's subordinated debt                                        1,048           937         2,106         2,297
                                                                    -----------   -----------   -----------   -----------
       Total interest expense                                             9,828        12,167        19,792        24,770
                                                                    -----------   -----------   -----------   -----------

       Net interest income                                               17,657        16,448        35,382        31,463

   PROVISION FOR LOAN LOSSES                                                710         1,110         1,385         2,185
                                                                    -----------   -----------   -----------   -----------
       Net interest income after provision for loan losses               16,947        15,338        33,997        29,278
                                                                    -----------   -----------   -----------   -----------

   OTHER INCOME:
     Service charges on deposit accounts                                  1,932         1,733         3,686         3,399
     Other service charges                                                  104           114           206           228
     (Loss) gain on sale of bank properties and equipment                   (44)                          9           (14)
     Gain on sale of investment securities                                  825           616           870           799
     Gain on sale of branches                                                                         1,315
     Other                                                                1,051           794         1,773         1,646
                                                                    -----------   -----------   -----------   -----------
       Total other income                                                 3,868         3,257         7,859         6,058
                                                                    -----------   -----------   -----------   -----------

   OTHER EXPENSES:
     Salaries and employee benefits                                       8,165         6,849        16,181        13,590
     Occupancy expense                                                    2,156         1,960         4,611         3,864
     Equipment expense                                                    1,414         1,203         2,774         2,289
     Data processing expense                                                838           789         1,629         1,619
     Amortization of intangible assets                                      925         1,084         1,850         2,168
     Real estate owned expense, net                                         (13)           68          (663)           33
     Other                                                                2,909         2,898         5,536         4,969
                                                                    -----------   -----------   -----------   -----------
       Total other expenses                                              16,394        14,851        31,918        28,532
                                                                    -----------   -----------   -----------   -----------

   INCOME BEFORE INCOME TAXES                                             4,421         3,744         9,938         6,804
   INCOME TAXES                                                           1,294         1,171         3,053         2,094
                                                                    -----------   -----------   -----------   -----------
   NET INCOME                                                       $     3,127   $     2,573   $     6,885   $     4,710
                                                                    ===========   ===========   ===========   ===========

   Less: Trust Preferred issuance costs write-off                             -           777             -           777
                                                                    -----------   -----------   -----------   -----------

   NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                      $     3,127   $     1,796   $     6,885   $     3,933
                                                                    ===========   ===========   ===========   ===========

   Basic earnings per share                                         $      0.27   $      0.15   $      0.59   $      0.34
                                                                    ===========   ===========   ===========   ===========

   Diluted earnings per share                                       $      0.25   $      0.15   $      0.55   $      0.32
                                                                    ===========   ===========   ===========   ===========

   Weighted average shares - basic                                   11,750,098    11,737,553    11,747,718    11,711,772
                                                                    ===========   ===========   ===========   ===========

   Weighted average shares - diluted                                 12,542,878    12,257,765    12,414,672    12,166,420
                                                                    ===========   ===========   ===========   ===========

------------------------------------------------------------------
    See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                For the Six Months
                                                                                                  Ended June 30,
                                                                                         -----------------------------
                                                                                                 2003          2002
                                                                                                 ----          ----
                                                                                                   (In thousands)
OPERATING ACTIVITIES:
  Net income                                                                                  $   6,885      $  4,710
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Provision for loan losses                                                                     1,385         2,185
    Provision for losses on real estate owned                                                                     117
    Depreciation                                                                                  1,300         1,152
    Net amortization of investments securities                                                    1,434           968
    Amortization of intangible assets                                                             1,850         2,168
    Gain on sale of investment securities available for sale                                       (870)         (799)
    (Gain) loss on sale of bank properties and equipment                                             (9)           14
    Gain on sale of branch                                                                       (1,315)
    Gain on sale of real estate owned                                                              (680)          (94)
    Deferred income taxes                                                                           452          (412)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                                    13        (1,530)
      Other assets                                                                              (23,893)        1,860
      Other liabilities                                                                          (4,934)       (1,240)
                                                                                              ---------      --------
        Net cash (used in) provided by operating activities                                     (18,382)        9,099
                                                                                              ---------      --------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                        (322,955)     (344,447)
  Purchases of restricted equity securities                                                        (909)         (914)
  Proceeds from maturities, prepayments or calls of investment securities
        available for sale                                                                      300,463       287,688
  Proceeds from sale of investment securities available for sale                                 21,058        40,152
  Net increase in loans                                                                         (57,276)     (108,080)
  Purchase of bank properties and equipment                                                      (1,429)       (1,554)
  Proceeds from the sale of bank properties and equipment                                           121
  Proceeds from sale of real estate owned                                                         1,285           806
                                                                                              ---------      --------
        Net cash used in investing activities                                                   (59,642)     (126,349)
                                                                                              ---------      --------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                       74,860        48,463
  Decrease in deposits resulting from branch sale                                               (17,886)
  Net borrowings under line of credits, advances and repurchase agreements                       58,387        66,931
  Principal payments on loan payable                                                             (1,160)      (20,000)
  Proceeds from other borrowings                                                                               25,000
  Proceeds from exercise of stock options                                                           182           573
  Proceeds from fractional interests resulting from stock dividend                                   (7)           (6)
  Proceeds from the issuance of guaranteed preferred beneficial
        interest in subordinated debt                                                                          20,000
  Redemption of guaranteed preferred beneficial interest in subordinated debt                                 (28,040)
  Treasury stock purchased                                                                                       (315)
  Proceeds from issuance of common stock                                                            133           159
                                                                                              ---------      --------
        Net cash provided by financing activities                                               114,509       112,765
                                                                                              ---------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             36,485        (4,485)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   65,614        79,082
                                                                                              ---------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $ 102,099      $ 74,597
                                                                                              =========      ========

-------------------------------------------------------------------------------
       See notes to unaudited condensed consolidated financial statements

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

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended December 31, 2002. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003 or any other period.

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

                                                                            Three Months          Six Months
                                                                        Ended June 30, 2002   Ended June 30, 2002
                                                                             (restated)           (restated)
                                                                    -----------------------  --------------------
         Net income:
              Reported net income available to shareholders               $1,252                     $2,845
              Add:  goodwill amortization, net of tax                        544                      1,088
                                                                          ------                     ------
              Adjusted net income available to shareholders               $1,796                     $3,933
                                                                          ======                     ======
         Basic earnings per share:
              Reported basic earnings per share                           $ 0.10                     $ 0.25
              Add:  goodwill amortization, net of tax                       0.05                       0.09
                                                                          ------                     ------
              Adjusted basic net income per share                         $ 0.15                     $ 0.34
                                                                          ======                     ======
         Diluted earnings per share:
              Reported diluted earnings per share                         $ 0.10                     $ 0.23
              Add:  goodwill amortization, net of tax                       0.05                       0.09
                                                                          ------                     ------
              Adjusted diluted net income per share                       $ 0.15                     $ 0.32
                                                                          ======                     ======

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

         At June 30, 2003, the Company had three stock-based employee compensation plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                           For the Three Months Ended    For the Six Months Ended
                                                                     June 30,                     June 30,
                                                              ------------------------   ------------------------
                                                                2003         2002            2003          2002
                                                                ----         ----            ----          ----
          Reported net income available to shareholders       $3,127        $1,796         $6,885        $3,933
          Deduct: Total stock-based employee
               compensation expense determined under
               fair value method (net of tax)                   (351)         (763)          (706)       (1,531)
                                                              ------        ------         ------        ------

         Pro forma net income available to shareholders       $2,776        $1,033         $6,179        $2,402
                                                              ======        ======         ======        ======

          Earnings per share:
          Basic - as reported                                 $ 0.27        $ 0.15         $ 0.59        $ 0.34
          Basic - pro forma                                   $ 0.25        $ 0.09         $ 0.53        $ 0.21

          Diluted - as reported                               $ 0.25        $ 0.15         $ 0.55        $ 0.32
          Diluted - pro forma                                 $ 0.22        $ 0.08         $ 0.50        $ 0.20


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


         In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issue of preferred trust securities through various trusts established for such purpose. The Company is currently assessing the trust preferred securities structure and the continued consolidation of the related trusts pursuant to FIN 46. Management does not believe the results of the assessment will result in a material change to the Company's balance sheet or income statement upon the adoption of FIN 46 in the third quarter 2003.


         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except for the provision of this statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. All provisions are to be applied prospectively except for the provision of this statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. These provisions are to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial position or results of operations.


         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has participated in the issue of preferred trust securities with characteristics of both liabilities and equity and classifies them in its statement of financial position after total liabilities and before equity. For the quarter ending September 30, 2003, the Company will be required to classify its trust preferred securities as liabilities. Management does not believe the reclassification of its trust preferred securities will result in a material change to the Company's balance sheet upon the adoption of SFAS No. 150.

(2)      Loans

         The components of loans as of June 30, 2003 and December 31, 2002 were as follows:

                                                                       June 30, 2003        December 31, 2002
                                                                       -------------        -----------------
         Commercial and industrial                                        $1,082,251               $1,043,885
         Home equity                                                          62,768                   44,603
         Second mortgages                                                     53,210                   47,458
         Residential real estate                                              38,071                   43,375
         Installment                                                          52,530                   54,095
                                                                          ----------               ----------
           Total gross loans                                               1,288,830                1,233,416
         Allowance for loan losses                                           (16,209)                 (16,408)
                                                                          ----------               ----------
           Net Loans                                                      $1,272,621               $1,217,008
                                                                          ==========               ==========

         Non-accrual loans                                                $    8,230               $    9,963
                                                                          ==========               ==========


(3)      Allowance for Loan Losses


         Changes in the allowance for loan losses were as follows:

                                                                      For the six month
                                                                         period ended     For the year ended
                                                                        June 30, 2003      December 31, 2002
                                                                        -------------      -----------------
         Balance, beginning of period                                      $16,408              $ 13,332
         Charge-offs                                                        (1,755)               (1,609)
         Recoveries                                                            171                   510
                                                                           -------              --------
           Net charge-offs                                                  (1,584)               (1,099)
         Provision for loan losses                                           1,385                 4,175
                                                                           -------              --------
         Balance, end of period                                            $16,209              $ 16,408
                                                                           =======              ========

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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:


                                                                            June 30, 2003      December 31, 2002
                                                                            -------------      -----------------
         Impaired loans with related reserve for loan
           losses calculated under SFAS No. 114                                $29,563                $25,511
         Impaired loans with no related reserve for loan
           losses calculated under SFAS No. 114                                  2,686                  4,051
                                                                               -------                -------
         Total impaired loans                                                  $32,249                $29,562
                                                                               =======                =======

                                                                           For the six
                                                                          months ended   For the year ended
                                                                         June 30, 2003    December 31, 2002
                                                                         -------------    -----------------
         Average impaired loans                                              $35,381         $13,471

         Interest income recognized on impaired loans                        $   982         $ 1,936
                                                                             -------         -------
         Cash basis interest income recognized on impaired loans             $ 1,010         $ 2,013
                                                                             =======         =======

         The increase in average impaired loans from the year ended December 31, 2002 to the six months ended June 30, 2003 is primarily two credits aggregating $13.5 million that were classified in September 2002 as restructured loans within the definition of SFAS No. 15. These loans have had a temporary modification of terms to provide near-term cash flow relief to the borrowers. At June 30, 2003 and December 31, 2002, these loans, as restructured, were current, and fully performing. These loans were not classified as non-accrual and are not considered non-performing. In addition, the increase in average impaired loans was due to an $8.0 million commercial loan that was classified as impaired during the six months ended June 30, 2003. At June 30, 2003, this loan was accruing and fully performing.

(4)      Deposits


         Deposits consist of the following major classifications:

                                                                         June 30, 2003   December 31, 2002
                                                                         -------------   -----------------
         Demand deposits - interest bearing                              $   666,468      $  627,394
         Demand deposits - non-interest bearing                              353,526         322,433
         Savings deposits                                                    322,568         328,508
         Time certificates under $100,000                                    296,534         306,622
         Time certificates $100,000 or more                                  107,024         105,505
                                                                         -----------      ----------
           Total                                                         $ 1,746,121      $1,690,462
                                                                         ===========      ==========

         As previously disclosed, the Company is in the process of completing its branch rationalization program. At June 30, 2003, the Company sold one branch with deposits of $17.9 million and consolidated one branch into an existing office. As of August 8, 2003, the Company completed the first phase of the program by selling three additional branches with deposits of $21.7 million. The Company expects a further reduction, through sales and consolidations, of seven additional branches by early 2004. The Company anticipates approximately $80 million of additional deposits will be sold or consolidated during the branch rationalization program.


(5)       Advances from the Federal Home Loan Bank

         Federal Home Loan Bank ("FHLB") advances are collateralized under a blanket collateral lien agreement. Advances were as follows:

                                                                         June 30, 2003  December 31, 2002
                                                                         -------------  -----------------
           Convertible rate advances                                        $ 25,000        $ 45,000
           Term amortizing advances                                           90,111          89,060
           Term non-amortizing advances                                       48,200           8,200
                                                                            --------        --------
             Total                                                          $163,311        $142,260
                                                                            ========        ========


         Convertible rate advances - On June 27, 2003 and June 29, 2003 two $10,000,000 convertible rate advances matured. The interest rates on these advances were 6.93% and 6.87% respectively.

         Term amortizing advances - On February 21, 2003, the Company executed a $10.0 million term advance, at a rate of 3.78%, maturing on February 21, 2013. Principal and interest monthly payments are $100,200 during the term of the advance.

         Term non-amortizing advances - On February 14, 2003, the Company executed a $15.0 million term advance, at a rate of 3.39%, maturing on February 14, 2008. On April 24, 2003, the Company executed a $10.0 million term advance, at a rate of 1.88%, maturing on April 25, 2005. On April 25, 2003, the Company executed a $15.0 million term advance, at a rate of 3.30%, maturing on April 25, 2008. Monthly payments are interest only during the terms of these advances.



(6)      Comprehensive Income

         The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of the statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Total comprehensive income for the three-months ended June 30, 2003 and 2002 amounted to $6,977,000 and $9,068,000, respectively. Total comprehensive income for the six-months ended June 30, 2003 and 2002 amounted to $10,219,000 and $7,245,000, respectively.



(7)      Real Estate Operations, net

         The results of the Company's real estate operations were comprised of the following:

                                                               For the Three Months      For the Six Months
                                                                   Ended June 30,           Ended June 30,
                                                             -----------------------------------------------
                                                                2003        2002          2003       2002
                                                                ----        ----          ----       ----
          (Gain) loss on sales of real estate                  $(29)        $ 77         $(680)      $(94)
          Operating expenses, net of rental income               16           (9)           17        127
                                                               ----         ----         -----       ----
             Total                                             $(13)        $ 68         $(663)      $ 33
                                                               ====         ====         =====       ====

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

                                                                   For the                    For the
                                                                Three Months                 Six Months
                                                               Ended June 30,              Ended June 30,
                                                               --------------              --------------
                                                             2003         2002            2003         2002
                                                             ----         ----            ----         ----
         Net income                                       $    3,127   $    2,573      $    6,885   $    4,710
         Less: Trust Preferred issuance costs write-off            -          777               -          777
                                                          ----------   ----------      ----------   ----------
         Net income available to common shareholders      $    3,127   $    1,796      $    6,885   $    3,933
                                                          ==========   ==========      ==========   ==========

         Dilutive stock options outstanding                2,735,530    2,329,805       2,358,734    2,249,977
         Average exercise price per share                 $    10.17   $     9.06      $     9.29   $     8.90
         Average market price                             $    16.94   $    13.01      $    15.23   $    12.23

         Average common shares outstanding                11,750,098   11,737,553      11,747,718   11,711,771
         Increase in shares due to exercise of
         options - diluted basis                             792,779      520,227         666,954      454,735
                                                          ----------   ----------      ----------   ----------
         Adjusted shares outstanding - diluted            12,542,878   12,257,781      12,414,672   12,166,507
                                                          ==========   ==========      ==========   ==========

         Net earnings per share - basic                   $     0.27   $     0.15      $     0.59   $     0.34
         Net earnings per share - diluted                 $     0.25   $     0.15      $     0.55   $     0.32
         Options that could potentially dilute basic
            EPS in the future that were not included in
            the computation of diluted EPS because to
            do so would have been antidilutive for the
            period presented                                   1,319      436,814         378,667      454,580
                                                          ==========   ==========      ==========   ==========

(9)      Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt

         Guaranteed preferred beneficial interest in Company's subordinated debt consists of the following:
                                            June 30, 2003    December 31, 2002
                                            -------------    -----------------

         Sun Trust II                         $29,274              $29,274
         Sun Trust III                         20,000               20,000
         Sun Trust IV                          10,000               10,000
                                              -------              -------
                                              $59,274              $59,274
                                              =======              =======

         The sole asset of Sun Trust II is $29.9 million original principal amount of 8.875% Junior Subordinated Debentures issued by the Company. The Company has the right to optionally redeem Sun Trust II Debentures prior to the maturity date of December 31, 2028, on or after December 31, 2003, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. At June 30, 2003 and December 31, 2002, the Company had repurchased 61,300 shares.

         The sole asset of Sun Trust III is $20.0 million of Floating Rate Junior Subordinated Debentures issued by the Company. The Coupon Rate at June 30, 2003 was 4.99%. The Company has the right to optionally redeem Sun Trust III Debentures prior to the maturity date of April 22, 2032, on or after April 22, 2007, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date.

         The sole asset of Sun Trust IV is $10.0 million of Floating Rate Junior Subordinated Debentures issued by the Company. The Coupon Rate at June 30, 2003 was 4.94%. The Company has the right to optionally redeem Sun Trust IV Debentures prior to the maturity date of October 7, 2032, on or after July 7, 2007, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date.

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

THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, RISK-BASED CAPITAL GUIDELINES AND REPORTING INSTRUCTIONS, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         Total assets at June 30, 2003 increased by $118.5 million, or 5.7% to $2.23 billion as compared to $2.11 billion at December 31, 2002. The increase was primarily due to an increase in investment securities of $5.9 million, in loans receivable of $55.6 million, in other assets, consisting of the Company's $25.0 million BOLI investment, and in cash and cash equivalents of $36.5 million. The overall increase in total assets continues to reflect the Company's strategy on growth of its core businesses, with emphasis on commercial lending and retail banking, while sustaining adequate liquidity, managing interest rate risk and maintaining strong capital.

         The Company completed the first phase of its branch rationalization program. Through August 8, 2003 four branches had been sold and one branch was consolidated into an existing office. The Company expects a further reduction, through sales and consolidations, of seven additional branches by early 2004. This rationalization program is part of the Company's overall strategy to enhance the geographic coverage and market penetration of its branch network. This strategy could result in the addition of new branches or further divestiture of existing branches that compliment the Company's strategic objectives of profitable growth of its core business.

         Cash and cash equivalents increased $36.5 million, from $65.6 million at December 31, 2002 to $102.1 million at June 30, 2003. This increase in end of period balances represents a seasonal increase.

         Investment securities available for sale increased $5.9 million or 0.8%, from $723.2 million at December 31, 2002 to $729.1 million at June 30, 2003. The increase in investment securities during the first six months of 2003 was consistent with the Company's asset and liability management goals which are designed to maintain a portfolio of high quality investments which optimizes interest income within acceptable limits of safety and liquidity.

         Net loans receivable at June 30, 2003 were $1.27 billion, an increase of $55.6 million from $1.22 billion at December 31, 2002. The increase, net of significant loan prepayments, was primarily in commercial and industrial loans and home equity consumer loans.

         Non-performing loans were $8.8 million at June 30, 2003 compared to $11.1 million at June 30, 2002 and $12.5 million at December 31, 2002. The ratio of non-performing assets to total loans and other real estate was 0.73% at June 30, 2003 compared to 0.98% at June 30, 2002 and 1.08% at December 31, 2002. The ratio of allowance for loan losses to total non-performing loans was 183.5% at June 30, 2003 compared to 132.9% at June 30, 2002 and 131.6% at December 31, 2002.

         Other assets at June 30, 2003 were $30.9 million, an increase of $23.9 million from $7.0 million at December 31, 2002. The increase was primarily from purchase of a $25.0 million BOLI. The Company anticipates using the BOLI income to offset existing employee benefits.

         Total deposits were $1.75 billion at June 30, 2003, reflecting a $55.7 million increase over December 31, 2002. Excluding the $17.9 million decrease in deposits resulting from the sale of a branch, total deposits increased $73.6 million. The Company's core deposits, (demand and savings deposits) increased $64.2 million, or 5.0% while the non-core deposits (time deposits) declined $8.6 million, or 2.1%. The Company's deposit strategy stresses the importance of building customer relationships. The Company has continued during the second quarter 2003 to maintain its relationship pricing strategy which has enabled the Company to increase the deposit mix with a higher concentration of core deposits.

         Advances from the Federal Home Loan Bank at June 30, 2003 were $163.3 million, a net increase of $21.0 million from $142.3 million at December 31, 2002. This net increase reflects the origination of four advances aggregating $50.0 million with varying terms and interest rates ranging from 1.88% to 3.78%, offset by the maturing of two $10.0 million convertible rate advances, interest rates on these advances were 6.93% and 6.87%, and normal principal scheduled reductions. This is in line with the Company's ALCO interest rate sensitivity and liquidity policies.

         Total shareholders' equity increased by $10.5 million, from $145.6 million at December 31, 2002, to $156.1 million at June 30, 2003. The increase was primarily the result of the six months ended net income amounting to $6.9 million, and a $3.3 million increase in accumulated other comprehensive income.

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

         The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $102.1 million at June 30, 2003, the Company has additional secured borrowing capacity with the FHLB and other sources. The Company plans to liquidate a portion of its short-term investment portfolio to fund the approximately $70 million of deposits anticipated to be sold during the branch rationalization program. Management will continue to monitor the Company's liquidity in order to maintain it at a level that is adequate but not excessive.

         The Company's largest cash flows are both investing and financing activities. During the six months ended June 30, 2003, the Company's primary source of cash from investing activities was the proceeds from the sale, maturities, prepayments or calls of investment securities. The primary use of cash from investing activities was the purchase of investment securities and the increase in loans. Financing activities, which provided $114.5 million of net cash, was primarily the net increase in deposits, after a branch sale, and net borrowings under lines of credit, advances and repurchase agreements. The activity during this period reflects the Company's continued focus on overall balance sheet and capital management, concentrating on growth of its core businesses, with emphasis on commercial lending and retail banking, while managing the Company's liquidity, interest-rate risk and capital resources.

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

         As part of its capital plan, the Company issued trust preferred securities that qualify as Tier 1 or core capital of the Company, subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2003, of the Company's $59.3 million trust preferred securities, $49.1 million qualify as Tier 1 capital and $10.2 million qualify as Tier 2 capital.


Comparison  of  Operating  Results for the Three  Months Ended June 30, 2003 and
2002

         Net income increased by $554,000, or 21.5% for the three months ended June 30, 2003 to $3.1 million from $2.6 million for the three months ended June 30, 2002. As more fully described below, the increase in net income was due to an increase of $1.2 million in net interest income, a decrease of $400,000 in the provision for loan losses and an increase of $611,000 in non-interest income, partially offset by an increase in non-interest expenses of $1.5 million.

         Net Interest Income. The interest rate spread and margin for the three months ended June 30, 2003 of 3.18% and 3.53%, respectively, compared to 3.10% and 3.53%, respectively, for the same period 2002. The yield on the average interest-earning assets declined 65 basis points from 6.11% for the three months ended June 30, 2002 to 5.46% for the same period in 2003, while the cost of funds on average interest-bearing liabilities decreased 73 basis points from 3.01% for the three months ended June 30, 2002 to 2.28% for the same period in 2003.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                             At or For the Three Months ended    At or For the Three Months ended
                                                       June 30, 2003                     June 30, 2002
                                             --------------------------------    --------------------------------

                                                 Average             Average       Average            Average
                                                 Balance   Interest Yield/Cost     Balance  Interest Yield/Cost
                                                 -------   -------- ----------   --------- -------- ----------

Interest-earning assets:
     Loans receivable (1), (2):
        Commercial and industrial                 $1,071,011 $17,726  6.62 %        $996,498  $17,553   7.05 %
        Home equity                                   57,518     588  4.09            29,293      377   5.15
        Second mortgage                               49,209     845  6.87            54,277    1,010   7.44
        Residential real estate                       40,247     762  7.57            53,111      843   6.35
        Installment                                   52,921   1,077  8.14            56,173    1,212   8.63
                                                  ---------- -------              ----------  -------
           Total loans receivable                  1,270,906  20,998  6.61         1,189,352   20,995   7.06
     Investment securities (3)                       750,665   6,773  3.61           676,721    7,779   4.60
     Interest-bearing deposit with banks               9,956      16  0.66             5,442       18   1.29
     Federal funds sold                                6,206      18  1.14            18,966       80   1.70
                                                  ---------- -------              ----------  -------
           Total interest-earning assets           2,037,733  27,805  5.46         1,890,481   28,872   6.11
                                                  ---------- -------              ----------  -------

     Cash and due from banks                          63,909                          59,053
     Bank properties and equipment                    29,498                          28,314
     Goodwill and intangible assets                   38,184                          41,011
     Other assets                                     61,079                          10,475
                                                  ----------                      ----------
     Non-interest-earning assets                     192,670                         138,853
                                                  ----------                      ----------
           Total Assets                           $2,230,403                      $2,029,334
                                                  ==========                      ==========

Interest-bearing liabilities:
     Interest-bearing deposit accounts:
          Interest-bearing demand deposits          $680,610   2,167  1.27 %        $553,541    2,684   1.94 %
          Savings deposits                           322,365   1,151  1.43           308,714    1,764   2.29
          Time deposits                              396,680   3,219  3.25           458,475    4,511   3.94
                                                  ---------- -------              ----------  -------
           Total interest-bearing deposit
              accounts                             1,399,655   6,537  1.87         1,320,730    8,959   2.71
                                                  ---------- -------              ----------  -------
     Borrowed money:
          Repurchase agreements with customers        75,612     111  0.59            73,194      197   1.07
          FHLB advances                              179,921   2,091  4.65           163,135    1,933   4.74
          Federal funds purchased                      9,231      41  1.76             2,033       11   2.15
          Other borrowed money                                                         8,138      130   6.38
                                                  ---------- -------              ----------  -------
           Total borrowed money                      264,764   2,243  3.39           246,500    2,271   3.68
                                                  ---------- -------              ----------  -------
     Guaranteed preferred beneficial
       interest in Company's subordinated debt        59,274   1,048  7.08            47,286      937   7.93
                                                  ---------- -------              ----------  -------
           Total interest-bearing liabilities      1,723,693   9,828  2.28         1,614,516   12,167   3.01
                                                  ---------- -------              ----------  -------

Non-interest-bearing demand deposits                 318,936                         275,284
Other liabilities                                     36,283                           8,993
                                                  ----------                      ----------
           Non-interest-bearing liabilities          355,219                         284,277
                                                  ----------                      ----------
           Total liabilities                       2,078,912                       1,898,793

Shareholders' equity                                 151,491                         130,541
                                                  ----------                      ----------
           Total liabilities and shareholders'
             equity                               $2,230,403                      $2,029,334
                                                  ==========                      ==========

Net interest income                                          $17,977                          $16,705
                                                             =======                          =======
Interest rate spread (4)                                              3.18 %                            3.10 %
                                                                    ======                           =======
Net yield on interest-earning assets (5)                              3.53 %                            3.53 %
                                                                    ======                           =======
Ratio of average interest-earning assets
  to average interest-bearing liabilities
                                                                    118.22 %                          117.09%
                                                                    ======                            ======

------------------------------------------------------------------------------

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

                                                              Three Months Ended June 30,
                                                                     2003 vs. 2002
                                                        -----------------------------------
                                                                  Increase (Decrease)
                                                                        Due to
                                                        -----------------------------------
                                                               Volume      Rate        Net
                                                               ------      ----        ---
          Interest income
            Loans receivable:
               Commercial and industrial                       $1,275  $(1,102)    $   173
               Home equity                                        302      (91)        211
               Second mortgage                                    (90)     (75)       (165)
               Residential real estate                           (226)     145         (81)
               Installment                                        (68)     (67)       (135)
                                                               ------  -------     -------
                  Total loans receivable                        1,193   (1,190)          3

            Investment securities                                 790   (1,795)     (1,005)
            Interest-bearing deposits accounts                     10      (12)         (2)
            Federal funds sold                                    (42)     (21)        (63)
                                                               ------  -------     -------
                  Total interest-earning assets                $1,951  $(3,018)    $(1,067)
                                                               ------  -------     -------
          Interest expense
            Interest-bearing deposit accounts:
              Interest-bearing demand deposit                  $  532  $(1,049)    $  (517)
              Savings deposits                                     75     (688)       (613)
              Time deposits                                      (560)    (732)     (1,292)
                                                               ------  -------     -------
                  Total interest-bearing deposit accounts          47   (2,469)     (2,422)

            Borrowed money:
               Repurchase agreements with customers                 6      (92)        (86)
               FHLB advances                                      196      (38)        158
               Federal funds purchased                             32       (2)         30
               Other borrowed money                              (130)                (130)
                                                               ------  -------     -------
                  Total borrowed money                            104     (132)        (28)
            Guaranteed preferred beneficial interest
              in Company's subordinated debt                      220     (109)        111
                                                               ------  -------     -------

                  Total interest-bearing liabilities           $  371  $(2,710)    $(2,339)
                                                               ------  -------     -------

           Net change in net interest income                   $1,580  $  (308)    $ 1,272
                                                               ======  =======     =======

         Net interest income (on a tax-equivalent basis) increased $1.3 million, or 7.8% to $18.0 million for the quarter ended June 30, 2003 compared to $16.7 million for the same period in 2002. This increase is primarily due to the change in the volume of interest-earning assets and interest-bearing liabilities, as well as the market rate decreases between periods. From the volume component, net interest income (on a tax-equivalent basis) increased $1.6 million, due to an increase in the average balance of interest-earning assets which increased interest income by $2.0 million, offset by an increase in the average balance of interest-bearing liabilities which decreased interest income by $371,000. The change in the average balances of the interest-earning assets and the interest-bearing liabilities reflects the Company's continued focus on overall balance sheet management, concentration on the growth of its core businesses, and continued focus on liquidity management. The rate component decreased net interest income by $308,000.

         Interest income (on a tax-equivalent basis) decreased $1.1 million, to $27.8 million for the three months ended June 30, 2003 compared to $28.9 million for the same period in 2002. The decrease in interest income was due to the continued drop in interest rates, which lowered the yield on average interest-earning assets by 65 basis points or $3.1 million, offset by the combined 8.3% increase in the average balance of loans receivable and investment securities which produced an increase in interest income of $2.0 million.

         Interest expense decreased $2.3 million, or 19.7%, to $9.8 million for the three months ended June 30, 2003 from $12.2 million for the same period in 2002. The decrease in interest expense was due primarily to the overall decrease in market interest rates, which lowered the rate on average interest-bearing liabilities by 73 basis points or $2.7 million, of which $2.5 million was a reduction of interest expense on deposits. The decreased interest expense on deposit is also the result of the Company's relationship pricing strategy that has favorably increased the deposit mix to a higher concentration of lower costing core deposits from higher costing time deposits. The average balance of time deposits decreased from $458.5 million at June 30, 2002 to $396.7 million at June 30, 2003, while the average balance of core deposits increased from $862.3 million at June 30, 2002 to $1.00 billion at June 30, 2003.

         Provision for Loan Losses. For the three months ended June 30, 2003, the provision for loan losses was $710,000, a decrease of $400,000, compared to $1.1 million for the same period in 2002. The Company focuses on its loan portfolio management and credit review process to effectively address the current risk profile of the portfolio and aggressively manage troubled credits. The result was that non-performing loans have been reduced from a high of $14.6 million during 2001 to $8.8 million at June 30, 2003. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors. The allowance for loan losses at June 30, 2003 was $16.2 million or 1.26% of loans. This compares to the allowance for loan losses of $14.7 million at June 30, 2002, or 1.22% of loans.

         Non-Interest Income. Non-interest income increased $611,000, or 18.8% for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002. The increase was the result of an increase in the gain on sale of investment securities of $209,000, an increase in service charges on deposit accounts of $199,000 primarily resulting from the Company's overdraft privilege program and an increase of $257,000 of other income, of which $234,000 was BOLI income.

         Non-Interest Expenses. Non-interest expenses increased $1.5 million, or 10.4% to $16.4 million for the three months ended June 30, 2003 as compared to $14.9 million for the same period in 2002. Of the increase, $1.3 million was in salaries and employee benefits due to an increase in staffing during 2002, $196,000 was in occupancy expense and $211,000 was in equipment expense. These increases were partially offset by a decrease in other non-interest expense of $117,000.

         Income Taxes. Applicable income taxes increased $123,000 for the three months ended June 30, 2003 as compared to the same period in 2002. The increase resulted from higher pre-tax earnings, partially offset by the Company's decreased effective tax rate due primarily to the tax-free BOLI income.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

         Net income increased by $2.2 million, or 46.2% for the six months ended June 30, 2003 to $6.9 million from $4.7 million for the six months ended June 30, 2002. As more fully described below, the increase in net income was due to an increase of $3.9 million in net interest income, a decrease of $800,000 in the provision for loan losses and an increase of $1.8 million in non-interest income, partially offset by an increase in non-interest expenses of $3.4 million.

         Net Interest Income. The increase in the interest rate spread and margin for the six months ended June 30, 2003 of 3.20% and 3.57%, respectively, compared to 3.00% and 3.45%, respectively, for the same period 2002. The yield on the average interest-earning assets declined 59 basis points from 6.12% for the six months ended June 30, 2002 to 5.53% for the same period in 2003, while cost of funds on average interest-bearing liabilities decreased 80 basis points from 3.12% for the six months ended June 30, 2002 to 2.32% for the same period in 2003.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.


                                               At or For the Six Months ended     At or For the Six Months ended
                                                        June 30, 2003                    June 30, 2002
                                              ----------------------------------  ---------------------------

                                                  Average             Average         Average            Average
                                                  Balance   Interest  Yield/Cost      Balance  Interest Yield/Cost
                                                  -------   --------  ----------      -------  -------- ----------
Interest-earning assets:
     Loans receivable (1), (2):
        Commercial and industrial                $1,065,250  $35,652    6.69 %        $967,503  $34,433    7.12 %
        Home equity                                  52,253    1,086    4.15            26,907      723    5.37
        Second mortgage                              47,463    1,656    6.98            51,876    1,948    7.51
        Residential real estate                      40,664    1,527    7.51            53,847    1,793    6.66
        Installment                                  53,053    2,183    8.23            56,591    2,432    8.59
                                                 ----------   ------                ----------   ------
           Total loans receivable                 1,258,683   42,104    6.69         1,156,724   41,329    7.15
     Investment securities (3)                      748,655   13,648    3.65           675,095   15,239    4.51
     Interest-bearing deposit with banks              7,816       28    0.71             7,379       46    1.25
     Federal funds sold                               4,888       29    1.16            15,768      133    1.69
                                                 ----------   ------                ----------   ------
           Total interest-earning assets          2,020,042   55,809    5.53         1,854,966   56,747    6.12
                                                 ----------   ------                ----------   ------


     Cash and due from banks                         62,142                             60,428
     Bank properties and equipment                   29,500                             28,224
     Goodwill and intangible assets                  38,642                             41,971
     Other assets                                    47,582                             11,839
                                                 ----------                         ----------
     Non-interest-earning assets                    177,866                            142,462
                                                 ----------                         ----------
           Total Assets                          $2,197,908                         $1,997,428
                                                 ==========                         ==========

Interest-bearing liabilities:
     Interest-bearing deposit accounts:
          Interest-bearing demand deposits       $  662,448    4,252    1.28 %      $  541,007    5,259    1.94 %
          Savings deposits                          323,595    2,420    1.50           301,548    3,484    2.31
          Time deposits                             402,951    6,665    3.31           460,782    9,574    4.16
                                                 ----------   ------                ----------   ------
           Total interest-bearing deposit
              accounts                            1,388,994   13,337    1.92         1,303,337   18,317    2.81
                                                 ----------   ------                ----------   ------
     Borrowed money:
          Repurchase agreements with                 69,261      207    0.60            76,033      381    1.00
     customers
          FHLB advances                             177,474    4,070    4.59           148,380    3,607    4.86
          Federal funds purchased                     8,369       72    1.72             1,376       15    2.12
          Other borrowed money                                                           5,083      153    6.03
                                                 ----------   ------                ----------   ------
           Total borrowed money                     255,104    4,349    3.41           230,872    4,156    3.60
                                                 ----------   ------                ----------   ------
     Guaranteed preferred beneficial
       interest in Company's subordinated debt       59,274    2,106    7.11            52,279    2,297    8.79
                                                 ----------   ------                 ---------   ------
           Total interest-bearing liabilities     1,703,372   19,792    2.32         1,586,488   24,770    3.12
                                                 ----------   ------                 ---------   ------

Non-interest-bearing demand deposits                311,139                            270,802
Other liabilities                                    33,841                              8,975
                                                 ----------                          ---------
        Non-interest-bearing liabilities            344,980                            279,777
                                                 ----------                          ---------
           Total liabilities                      2,048,352                          1,866,265

Shareholders' equity                                149,556                            131,163
                                                 ----------                          ---------
           Total liabilities and shareholders'
             equity                              $2,197,908                         $1,997,428
                                                 ==========                         ==========

Net interest income                                          $36,017                            $31,977
                                                             =======                            =======
Interest rate spread (4)                                                3.20 %                             3.00 %
                                                                      ======                             ======
Net yield on interest-earning assets (5)                                3.57 %                             3.45 %
                                                                      ======                             ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities
                                                                      118.59 %                           116.92 %
                                                                      ======                             ======

-------------------------------------------------------------------------------

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



                                                              Six Months Ended June 30,
                                                                   2003 vs. 2002
                                                          -------------------------------
                                                                Increase (Decrease)
                                                                     Due to
                                                          -------------------------------
                                                            Volume       Rate        Net
                                                            ------       ----        ---
        Interest income
          Loans receivable:
             Commercial and industrial                     $ 5,945  $ (4,726)   $  1,219
             Home equity                                       820      (457)        363
             Second mortgage                                  (159)     (133)       (292)
             Residential real estate                          (776)      510        (266)
             Installment                                      (149)     (100)       (249)
                                                           -------  --------    --------
                Total loans receivable                       5,681    (4,906)        775

          Investment securities                              3,652    (5,242)     (1,590)
          Interest-bearing deposits accounts                     7       (25)        (18)
          Federal funds sold                                   (72)      (33)       (105)
                                                           -------  --------    --------
            Total interest-earning assets                  $ 9,268  $(10,206)   $   (938)
                                                           -------  --------    --------

        Interest expense
          Interest-bearing deposit accounts:
            Interest-bearing demand deposit                   $306   $(1,313)   $ (1,007)
            Savings deposits                                    28    (1,092)     (1,064)
            Time deposits                                   (1,105)   (1,804)     (2,909)
                                                           -------  --------    --------
                Total interest-bearing deposit accounts       (771)   (4,209)     (4,980)
          Borrowed money:
             Repurchase agreements with customers              (31)     (143)       (174)
             FHLB advances                                     517       (54)        463
             Federal funds purchased                            58        (1)         57
             Other borrowed money                             (153)                 (153)
                                                           -------  --------    --------
                Total borrowed money                           391      (198)        193
          Guaranteed preferred beneficial interest
            in Company's subordinated debt                     102      (293)       (191)
                                                           -------  --------    --------

            Total interest-bearing liabilities             $  (278) $ (4,700)   $ (4,978)
                                                           -------  --------    --------

        Net change in net interest income                  $ 9,546  $ (5,506)   $  4,040
                                                           =======  ========    ========


         Net interest income (on a tax-equivalent basis) increased $4.0 million, or 12.5% to $36.0 million for the six months ended June 30, 2003 from $32.0 million for the same period in 2002. From the volume component, net interest income (on a tax-equivalent basis) increased $9.5 million, the majority of this is due to an increase in the average balance of interest-earning assets. The rate component decreased net interest income by $5.5 million.

         Interest income (on a tax-equivalent basis) decreased by $938,000, to $55.8 million for the six months ended June 30, 2003 compared to $56.7 million for the same period in 2002. The decrease in interest income was due to the continued drop in interest rates, which lowered the yield on average interest-earning assets by 59 basis points, or a $10.2 million, offset by the combined 9.6% increase in the average balance of loans receivable and investment securities which produced an increase in interest income of $9.3 million.

         Interest expense decreased $5.0 million, or 20.1%, to $19.8 million for the six months ended June 30, 2003 compared to $24.8 million for the same period in 2002. The decrease in interest expense was due primarily to the overall decrease in market interest rates and the change in the mix of deposits from higher costing time deposits to lower costing core deposits. The change in the mix of deposits is the result of the Company's relationship pricing strategy. Retained funds from maturing higher rate customer Certificates of Deposit have been reinvested into a lower rate product, resulting in a decreased overall cost of funds by 80 basis points, or a decrease in interest expense of $5.0 million. The decrease in the average balance of time deposits from $460.8 million at June 30, 2002 to $403.0 million at June 30, 2003, resulted in the decrease in the volume component of interest expense of $1.1 million. The time deposit decrease was offset with an increase in the average balance of core deposits from $842.6 million at June 30, 2002 to $986.0 million at June 30, 2003, resulted in the increase in the volume component of interest expense of $334,000.

         Provision for Loan Losses. For the six months ended June 30, 2003, the provision for loan losses was $1.4 million a decrease of $800,000, compared to $2.2 million for the same period in 2002. The Company focuses on its loan portfolio management and credit review process to effectively address the current risk profile of the portfolio and aggressively manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Non-Interest Income. Non-interest income increased $1.8 million, or 29.7% for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002. The increase was primarily the result of a gain on sale of a branch of $1.3 million during the first quarter 2003, a $287,000 increase in service charges on deposit accounts resulting primarily from the Company's overdraft privilege program, and an increase of $127,000 of other income. The branch sale was part of the first phase of the Company's branch rationalization program mentioned earlier.

         Non-Interest Expenses. Non-interest expenses increased $3.4 million, or 11.9% to $31.9 million for the six months ended June 30, 2003 as compared to $28.5 million for the same period in 2002. Of the increase, $2.6 million was in salaries and employee benefits due to an increase in staffing during 2002, $747,000 was in occupancy expense and $474,000 was other non-interest expense. These increases were partially offset by the decrease in net real estate operations of $603,000.

         Income Taxes. Applicable income taxes increased $959,000 for the six months ended June 30, 2003 as compared to the same period in 2002. The increase resulted from higher pre-tax earnings.


Critical Accounting Policies

         In  management's   opinion,   the  most  critical  accounting  policies
impacting the Company's consolidated financial statements are the following:

Allowance for loan losses. Management carefully monitors the credit quality of the loan portfolio and makes estimates about the amount of credit losses that have been incurred at each financial statement date. Management evaluates the fair value of collateral supporting the impaired loans using independent appraisals and other measures of fair value. This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

Accounting for income taxes. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax liabilities and the judgments and estimates required for the evaluation are periodically updated based upon changes in business factors and the tax laws.

Accounting for goodwill impairment. Goodwill must be tested annually for impairment and any resulting impairment must be charged to net income in the year of the impairment test. The test used to determine the existence of impairment requires estimates in the resulting calculation of impairment. Any resulting impairment based upon estimates used by management could have a significant impact on the Company's financial results.

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

         At June 30, 2003, the Company had a positive position with respect to its exposure to interest rate risk. Total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing during the same time period by $157.1 million, representing a positive cumulative one-year gap ratio of 7.04%. As a result, the cost of interest-bearing liabilities of the Company should adjust to changes in interest rates at a slower rate than yield on interest-earning assets of the Company.

         The following table summarizes the maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2003 All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits into categories noted below, based on the estimated duration of those deposits.

                                                          Maturity/Repricing Time Periods
                                           --------------------------------------------------------------------
                                           0-3 Months   4-12 Months      1-5 Years    Over 5 Yrs.      Total
                                           ----------   -----------      ---------    -----------      -----

FHLB interest-bearing deposit              $ 19,087                                                 $   19,087
Loans receivable                            465,933      $202,620       $582,399       $ 37,879      1,288,830
Investment securities                       138,836       245,082        261,102         83,331        728,351
Federal funds sold                               56                                                         56
                                           --------      --------       --------       --------     ----------
  Total interest-earning assets             623,912       447,702        843,501        121,210      2,036,324
                                           --------      --------       --------       --------     ----------

Interest-bearing demand deposits            232,363       112,881        290,140         31,084        666,468
Savings deposits                             26,759        80,273        196,702         18,834        322,568
Time certificates                           144,809       140,038        117,045          1,666        403,558
Federal funds purchased                      27,000                                                     27,000
Federal Home Loan Bank Advances               4,650        14,245        133,540         10,876        163,311
Securities sold under agreements
  to repurchase                              72,196                                                     72,196
Guaranteed interest in Company's
  subordinated debt                           9,691        49,583                                       59,274
                                           --------      --------       --------       --------     ----------
  Total interest-bearing liabilities        517,469       397,020        737,427         62,460      1,714,376
                                           --------      --------       --------       --------     ----------
Periodic Gap                               $106,443       $50,682       $106,073        $58,750     $  321,948
                                           ========      ========       ========       ========     ==========
Cumulative Gap                             $106,443      $157,124       $263,198       $321,948
                                           ========      ========       ========       ========
Cumulative Gap Ratio                           4.77 %        7.04 %        11.80 %        14.43 %
                                           ========      ========       ========       ========





ITEM 4.    CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

           The Company is not engaged in any legal proceedings of a material nature at June 30, 2003. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.    Changes in Securities and Use of Proceeds

           Not applicable

ITEM 3.    Defaults upon Senior Securities

           Not applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the shareholders of the Company was held on May 22, 2003 and the following matters were voted on:

1)       Election of directors
                                                        FOR                     WITHHELD
                                                        ---                     --------
                  Thomas A. Bracken                  10,184,620                 311,752
                  Bernard A. Brown                   10,108,730                 387,642
                  Ike Brown                          10,280,509                 215,863
                  Jeffrey S. Brown                   10,014,239                 482,133
                  Sidney R. Brown                     9,927,799                 568,573
                  Peter Galetto, Jr.                 10,099,815                 396,557
                  Linwood C. Gerber                  10,280,618                 215,754
                  Douglas J. Heun                    10,476,533                  19,839
                  Anne E. Koons                      10,476,182                  20,190
                  Vito J. Marseglia                  10,014,239                 482,133
                  Alfonse M. Mattia                  10,476,533                  19,839
                  Audrey S. Oswell                   10,476,418                  19,954
                  George A. Pruitt                   10,391,193                 105,179
                  Anthony Russo, III                  9,998,139                 498,233
                  Edward H. Salmon                   10,390,533                 105,839
                  John D. Wallace                    10,391,193                 105,179

2)      Ratification  of the appointment of Deloitte & Touche
        LLP as the Company's Independent auditors

                    FOR              AGAINST         ABSTAINED
                    ---              -------         ---------
                 10,414,095          74,707            7,570

ITEM 5.   Other Information

          Not applicable

ITEM 6.   Exhibits and Reports on Form 8-K

          Exhibit 31 Certification  Pursuant to ss.302 of the Sarbanes-Oxley Act
                     of 2002.

          Exhibit 32 Certification  Pursuant to ss.906 of the Sarbanes-Oxley Act
                     of 2002.

          Form 8-K The Company filed a Current Report on Form 8-K on July 17, 2003 to report earnings for the quarter ended June 30, 2003

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


                                          Sun Bancorp, Inc.
                                          -----------------
                                          (Registrant)




                                          /s/Thomas A. Bracken
                                          --------------------
Date: August 13, 2003                     Thomas A. Bracken
                                          President and Chief Executive Officer





Date: August 13, 2003                     /s/Dan A. Chila
                                          ---------------
                                          Dan A. Chila
                                          Executive Vice President and
                                          Chief Financial Officer