Form 10-Q
period 2003-09-30
SUN BANCORP INC /NJ/
filed 2003-11-14
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2003
                                       ------------------------

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
Yes      X       No
     ----------     ---------

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes      X       No
     ----------     ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock             11,780,023           November 14, 2003
-----------------------------             ----------           -----------------
         Class                   Number of shares outstanding       Date

                                SUN BANCORP, INC.

                                      INDEX

                                                                                  Page
                                                                                  ----

PART I - FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Statements of Financial Condition at
          September 30, 2003 and December 31, 2002                                   3

          Unaudited Condensed Consolidated Statements of Income For the Three and
          Nine Months Ended September 30, 2003 and 2002                              4

          Unaudited Condensed Consolidated Statements of Cash Flows For the Nine
          Months Ended September 30, 2003 and 2002                                   5

          Notes to Unaudited Condensed Consolidated Financial Statements             6

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND
                 RESULTS OF OPERATIONS                                              15

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                                                                    25

       ITEM 4.  CONTROLS AND PROCEDURES                                             27

PART II - OTHER INFORMATION

       ITEM 1.  Legal Proceedings                                                   27

       ITEM 2.  Changes in Securities and Use of Proceeds                           27

       ITEM 3.  Defaults upon Senior Securities                                     27

       ITEM 4.  Submission of Matters to a Vote of Security Holders                 27

       ITEM 5.  Other Information                                                   27

       ITEM 6.  Exhibits and Reports on Form 8-K                                    27

       SIGNATURES                                                                   28

       CERTIFICATIONS                                                               29


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         September 30,   December 31,
                                                                                            2003            2002
                                                                                         -----------    -----------
                                                                                           (Dollars in thousands)
ASSETS

Cash and due from banks                                                                  $    76,836    $    65,476
Federal funds sold                                                                            86,114            138
                                                                                         -----------    -----------
  Cash and cash equivalents                                                                  162,950         65,614
Investment securities available for sale (amortized cost -
  $694,438; 2003 and $714,962; 2002)                                                         697,495        723,201
Loans receivable (net of allowance for loan losses -
  $18,572; 2003 and $16,408; 2002)                                                         1,284,602      1,217,008
Restricted equity investments                                                                 12,786         11,610
Bank properties and equipment, net                                                            29,315         29,468
Real estate owned, net                                                                           502            904
Accrued interest receivable                                                                   11,128         11,012
Goodwill                                                                                      19,672         19,672
Intangible assets, net                                                                        16,908         19,783
Deferred taxes, net                                                                            9,132          6,867
Other assets                                                                                  30,046          7,033
                                                                                         -----------    -----------

TOTAL                                                                                    $ 2,274,536    $ 2,112,172
                                                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                                 $ 1,808,894    $ 1,690,462
Advances from the Federal Home Loan Bank                                                     168,662        142,260
Loans payable                                                                                                 1,160
Securities sold under agreements to repurchase                                                77,376         61,860
Other liabilities                                                                              7,427         11,533
                                                                                         -----------    -----------
  Total liabilities                                                                        2,062,359      1,907,275
                                                                                         -----------    -----------

Guaranteed preferred beneficial interest in Company's subordinated debt                       59,274         59,274

SHAREHOLDERS' EQUITY
Preferred stock, none issued
Common stock, $1 par value, 25,000,000 shares authorized,
  Issued and outstanding: 11,869,269 in 2003 and 11,271,135 in 2002                           11,869         11,271
Additional paid in capital                                                                   123,134        114,930
Retained earnings                                                                             16,928         15,030
Accumulated other comprehensive income                                                         2,018          5,438
Treasury stock at cost, 90,562 shares                                                         (1,046)        (1,046)
                                                                                         -----------    -----------
  Total shareholders' equity                                                                 152,903        145,623
                                                                                         -----------    -----------

TOTAL                                                                                    $ 2,274,536    $ 2,112,172
                                                                                         ===========    ===========

--------------------------------------------------------------------------------
       See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                           For the Three Months         For the Nine Months
                                                                           Ended September 30,          Ended September 30,
                                                                        ---------------------------   ---------------------------
                                                                            2003           2002           2003            2002
                                                                        ------------   ------------   ------------   ------------
                                                                                        (restated)                    (restated)
                                                                            (Dollars in thousands, except per share amounts)

INTEREST INCOME:
  Interest and fees on loans                                            $     20,558   $     21,503   $     62,662   $     62,832
  Interest on taxable investment securities                                    4,993          6,553         16,411         20,009
  Interest on non-taxable investment securities                                  638            523          1,879          1,532
  Interest on restricted equity investments                                       88            117            470            423
  Interest on federal funds sold                                                 106            275            135            408
                                                                        ------------   ------------   ------------   ------------
    Total interest income                                                     26,383         28,971         81,557         85,204
                                                                        ------------   ------------   ------------   ------------

INTEREST EXPENSE:
  Interest on deposits                                                         5,197          8,909         18,534         27,226
  Interest on short-term borrowed funds                                        1,856          2,116          6,205          6,272
  Interest on guaranteed preferred beneficial interest in
  Company's subordinated debt                                                  1,044          1,099          3,150          3,396
                                                                        ------------   ------------   ------------   ------------
    Total interest expense                                                     8,097         12,124         27,889         36,894
                                                                        ------------   ------------   ------------   ------------

    Net interest income                                                       18,286         16,847         53,668         48,310

PROVISION FOR LOAN LOSSES                                                      2,275          1,000          3,660          3,185
                                                                        ------------   ------------   ------------   ------------
    Net interest income after provision for loan losses                       16,011         15,847         50,008         45,125
                                                                        ------------   ------------   ------------   ------------

OTHER INCOME:
  Service charges on deposit accounts                                          1,975          1,783          5,661          5,182
  Other service charges                                                           98            109            304            337
  Gain (loss) on sale of bank properties and equipment                           155              5            164             (9)
  Gain on sale of investment securities                                          788            536          1,658          1,335
  Gain on sale of branches                                                     1,314                         2,629
  Other                                                                        1,157            826          2,930          2,472
                                                                        ------------   ------------   ------------   ------------
    Total other income                                                         5,487          3,259         13,346          9,317
                                                                        ------------   ------------   ------------   ------------

OTHER EXPENSES:
  Salaries and employee benefits                                               8,659          7,164         24,840         20,754
  Occupancy expense                                                            2,123          1,990          6,734          5,854
  Equipment expense                                                            1,272          1,322          4,046          3,611
  Data processing expense                                                        821          1,015          2,450          2,634
  Amortization of intangible assets                                              910          1,034          2,760          3,202
  Other                                                                        2,874          2,537          7,747          7,539
                                                                        ------------   ------------   ------------   ------------
    Total other expenses                                                      16,659         15,062         48,577         43,594
                                                                        ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                                                     4,839          4,044         14,777         10,848
INCOME TAXES                                                                   1,522          1,268          4,575          3,362
                                                                        ------------   ------------   ------------   ------------
NET INCOME                                                              $      3,317   $      2,776   $     10,202   $      7,486
                                                                        ============   ============   ============   ============
Less: Trust Preferred issuance costs write-off                                                                       $        777
                                                                        ------------   ------------   ------------   ------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                             $      3,317   $      2,776   $     10,202   $      6,709
                                                                        ============   ============   ============   ============
Basic earnings per share                                                $       0.28   $       0.24   $       0.87   $       0.57
                                                                        ============   ============   ============   ============
Diluted earnings per share                                              $       0.26   $       0.23   $       0.81   $       0.55
                                                                        ============   ============   ============   ============
Weighted average shares - basic                                           11,767,855     11,743,116     11,754,504     11,723,346
                                                                        ============   ============   ============   ============
Weighted average shares - diluted                                         12,803,606     12,159,650     12,571,470     12,165,240
                                                                        ============   ============   ============   ============

---------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    For the Nine Months
                                                                                                    Ended September 30,
                                                                                                   ----------------------
                                                                                                      2003         2002
                                                                                                   ---------    ---------
                                                                                                        (In thousands)
OPERATING ACTIVITIES:
  Net income                                                                                       $  10,202    $   7,486
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Provision for loan losses                                                                          3,660        3,185
    Provision for losses on real estate owned                                                                         117
    Depreciation                                                                                       1,964        1,770
    Net amortization of investments securities                                                         2,504        1,929
    Amortization of intangible assets                                                                  2,875        5,686
    Gain on sale of investment securities available for sale                                          (1,658)      (1,335)
    (Gain) loss on sale of bank properties and equipment                                                (164)           9
    Gain on sale of branches                                                                          (2,629)
    Deferred income taxes                                                                               (503)        (100)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                                       (116)      (1,382)
      Other assets                                                                                   (23,013)      (4,178)
      Other liabilities                                                                               (4,106)       7,212
                                                                                                   ---------    ---------
        Net cash (used in) provided by operating activities                                          (10,984)      20,399
                                                                                                   ---------    ---------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                             (466,973)    (498,035)
  (Purchases) redemptions of restricted equity securities                                             (1,176)         809
  Proceeds from maturities, prepayments or calls of investment securities available for sale         393,265      404,855
  Proceeds from sale of investment securities available for sale                                      93,386       40,688
  Net increase in loans                                                                              (71,531)     (98,204)
  Purchase of bank properties and equipment                                                           (2,395)      (2,609)
  Proceeds from the sale of bank properties and equipment                                                 84            5
  Proceeds from the sale of bank properties and equipment resulting from branch sales                    664
  Net proceeds from sale of real estate owned                                                            679          866
                                                                                                   ---------    ---------
        Net cash used in investing activities                                                        (53,997)    (151,625)
                                                                                                   ---------    ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                           160,377      135,053
  Decrease in deposits resulting from branch sale                                                    (39,316)
  Net borrowings under line of credits, advances and repurchase agreements                            41,918       61,716
  Principal payments on loan payable                                                                  (1,160)
  Payments for other borrowings                                                                                   (25,000)
  Proceeds from other borrowings                                                                                   25,000
  Proceeds from exercise of stock options                                                                259          774
  Payments for fractional interests resulting from stock dividend                                         (7)          (6)
  Proceeds from the issuance of guaranteed preferred beneficial interest in subordinated debt                      30,000
  Redemption of guaranteed preferred beneficial interest in subordinated debt                                     (28,040)
  Treasury stock purchased                                                                                         (1,046)
  Proceeds from issuance of common stock                                                                 246          301
                                                                                                   ---------    ---------
        Net cash provided by financing activities                                                    162,317      198,752
                                                                                                   ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             97,336       67,526
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        65,614       79,082
                                                                                                   ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $ 162,950    $ 146,608
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

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2002. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003 or any other period.

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for loan losses, goodwill, core deposit and other intangible assets, and deferred tax assets. Actual results could differ from those estimates.

         Bank Properties and Equipment - Bank properties and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of the assets, as follows:

         Buildings                     40 years
         Leasehold improvements        Remaining lease term, including renewals, if applicable
         Equipment                     2.5 to 10 years


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

                                                                Three Months Ended        Nine Months Ended
                                                                September 30, 2002       September 30, 2002
                                                             ----------------------------------------------
         Net income available to shareholders:
              As previously reported                                      $2,232                    5,077
              Add:  goodwill amortization, net of tax                        544                    1,632
                                                                          ------                   ------
              As restated                                                 $2,776                   $6,709
                                                                          ======                   ======
         Basic earnings per share:
              As previously reported                                       $0.19                    $0.43
              Add:  goodwill amortization, net of tax                       0.04                     0.14
                                                                            ----                    -----
              As restated                                                  $0.24                    $0.57
                                                                           =====                    =====
         Diluted earnings per share:
              As previously reported                                       $0.18                    $0.42
              Add:  goodwill amortization, net of tax                       0.05                     0.13
                                                                           -----                    -----
              As restated                                                  $0.23                    $0.55
                                                                           =====                    =====

         Accounting for Stock Options - The Company accounts for stock-based compensation using the intrinsic value method that recognizes as expense the difference between the market value of the stock and the exercise price at grant date. The Company has not recognized any compensation expense under this method. The Company discloses below the pro forma effects of accounting for stock-based compensation using the fair value method (using the Black-Scholes model) as described in SFAS No. 123 issued by the FASB and the method of accounting for stock-based employee compensation and the effect of the method used on reported results described in SFAS No. 148.

         At September 30, 2003, the Company had three stock-based employee compensation plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                           For the Three Months Ended   For the Nine Months Ended
                                                                   September 30,              September 30,
                                                           ------------------------------------------------------
                                                                 2003         2002          2003          2002
                                                                 ----         ----          ----          ----
           Reported net income available to shareholders        $3,317       $2,776       $10,202        $6,709
           Deduct: Total stock-based employee
               compensation expense determined under
               fair value method (net of tax)                     (262)        (474)         (968)       (2,005)
                                                                ------       ------        ------        ------
           Pro forma net income available to shareholders       $3,055       $2,302        $9,234        $4,704
                                                                ======       ======        ======        ======
          Earnings per share:
          Basic - as reported                                    $0.28        $0.24         $0.87         $0.57
          Basic - pro forma                                      $0.26        $0.20         $0.79         $0.40

          Diluted - as reported                                  $0.26        $0.23         $0.81         $0.55
          Diluted - pro forma                                    $0.24        $0.19         $0.73         $0.39

         Recent Accounting Principles - In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of FIN No. 45 did not have a material impact on the consolidated financial statements.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at September 30, 2003 was $39.0 million, and the portion of the exposure not covered by collateral was approximately $10.5 million. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

         In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issue of preferred trust securities through various trusts established for such purpose. The Company is currently assessing the trust preferred securities structure and the continued consolidation of the related trusts pursuant to FIN 46. Management does not believe the results of the assessment will result in a material change to the Company's balance sheet or income statement upon the adoption of FIN No. 46 in the fourth quarter 2003.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except for the provision of this statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. All provisions are to be applied prospectively except for the provisions of this statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. These provisions are to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have an impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that certain financial instruments, which previously could be designated as equity, now be classified as liabilities on the statement of financial position. The Company currently classifies its trust preferred securities after total liabilities and before shareholders' equity on its statement of financial position. Under the provisions of SFAS No. 150, these securities would be reclassified as borrowed funds. The effective date of SFAS No. 150 has been indefinitely deferred by the FASB when certain criteria are met. As the structure of the Company's trust preferred securities meets such criteria, the Company qualifies for this limited deferral. Therefore, the Company will assess the classification of the trust preferred securities in conjunction with adoption of FIN No. 46 in the fourth quarter of 2003, as noted above.

(2)       Acquisition

          The Company announced on September 3, 2003, that it has reached a definitive agreement to acquire from New York Community Bank ("NYCB") the eight branches of its South Jersey bank division located in Atlantic, Camden and Gloucester Counties in New Jersey. The branch acquisition includes approximately $360 million in deposits and approximately $14 million in commercial and consumer loans. In connection with this branch acquisition, the Company will pay a premium of approximately $40 million. On November 4, 2003, the Office of the Comptroller of the Currency approved the Company's application for this acquisition. This acquisition is expected to be completed before December 31, 2003.


(3)      Common Stock Offering

         The Company has filed with the Securities and Exchange Commission a Registration Statement relating to the proposed public offering of 1,300,000 shares of its common stock, par value $1.00 per share. The shares will be offered in a firm commitment underwritten offering. The Company has granted the underwriters a 30 day option to purchase up to 195,000 additional shares of common stock at the same price and on the same terms, solely to cover over-allotments, if any. The Company intends to contribute substantially all of the proceeds from this offering to Sun Bank to provide it with capital to support the NYCB branch acquisition and any remaining proceeds will be used for our general corporate purposes. It is anticipated that the offering will commence in December 2003.

         A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Quarterly Report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state. The offering is being made only by means of a written prospectus.

(4)      Loans


         The components of loans as of September 30, 2003 and December 31, 2002 were as follows:


                                      September 30, 2003     December 31, 2002
                                      ------------------     -----------------
         Commercial and industrial            $1,093,170           $1,043,885
         Home equity                              71,827               44,603
         Second mortgages                         52,879               47,458
         Residential real estate                  33,233               43,375
         Installment                              52,065               54,095
                                              ----------           ----------
           Total gross loans                   1,303,174            1,233,416
         Allowance for loan losses               (18,572)             (16,408)
                                              ----------           ----------
           Net Loans                          $1,284,602           $1,217,008
                                              ==========           ==========

         Non-accrual loans                       $25,137               $9,963
                                                 =======               ======

         During the current quarter, two credit relationships aggregating $16.3 million, of which $13.5 million was previously carried as restructured performing loans since September 30, 2002, were transferred to non-accrual loans. The provision for loan losses for the current quarter was $2.3 million, which reflects an increased reserve for these credits. The Company believes that these credits are adequately reserved and are being carried at net realizable value as of quarter end.

(5)      Allowance for Loan Losses

         Changes in the allowance for loan losses were as follows:

                                         For the nine month
                                               period ended  For the year ended
                                         September 30, 2003   December 31, 2002
                                         ------------------   -----------------
         Balance, beginning of period               $16,408            $13,332
         Charge-offs                                 (1,850)            (1,609)
         Recoveries                                     354                510
                                                    -------            -------
           Net charge-offs                           (1,496)            (1,099)
         Provision for loan losses                    3,660              4,175
                                                    -------            -------
         Balance, end of period                     $18,572            $16,408
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                                September 30, 2003      December 31, 2002
                                                                ------------------      -----------------
         Impaired loans with related reserve for loan
           losses calculated under SFAS No. 114                            $33,242                $25,511
         Impaired loans with no related reserve for loan
           losses calculated under SFAS No. 114                              2,817                  4,051
                                                                           -------                -------
         Total impaired loans                                              $36,059                $29,562
                                                                           =======                =======

                                                                         For the nine
                                                                         months ended      For the year ended
                                                                   September 30, 2003       December 31, 2002
                                                                   ------------------       -----------------
         Average impaired loans                                               $36,356                 $13,471
                                                                              =======                 =======
         Interest income recognized on impaired loans                          $1,372                  $1,936
                                                                               ======                  ======
         Cash basis  interest  income  recognized  on impaired loans           $1,478                  $2,013
                                                                               ======                  ======

         The increase in average impaired loans from the year ended December 31, 2002 to the nine months ended September 30, 2003 is primarily two credits aggregating $13.5 million that were classified in September 2002 as restructured loans within the definition of SFAS No. 15. The total of these two credit relationships, aggregating $16.3 million, were transferred to non-accrual loans during the quarter ended September 30, 2003. The provision for loan losses for the current quarter was $2.3 million, which reflects an increased reserve for these credits. The Company believes that these credits are adequately reserved and are being carried at net realizable value as of quarter end. In addition, the increase in average impaired loans was also due to an $8.0 million commercial loan that was classified as impaired during the nine months ended September 30, 2003. At September 30, 2003, this loan was accruing and fully performing.

(6)      Deposits


         Deposits consist of the following major classifications:

                                                                   September 30, 2003      December 31, 2002
                                                                   ------------------      -----------------
         Demand deposits - interest bearing                                $  691,179             $  627,394
         Demand deposits - non-interest bearing                               382,867                322,433
         Savings deposits                                                     320,698                328,508
         Time certificates under $100,000                                     276,413                306,622
         Time certificates $100,000 or more                                   137,737                105,505
                                                                           ----------             ----------
           Total                                                           $1,808,894             $1,690,462
                                                                           ==========             ==========

(7)       Advances from the Federal Home Loan Bank

         Federal Home Loan Bank ("FHLB") advances are collateralized under a blanket collateral lien agreement. Advances were as follows:

                                                                   September 30, 2003      December 31, 2002
                                                                   ------------------      -----------------
           Convertible rate advances                                         $ 25,000               $ 45,000
           Term amortizing advances                                            85,462                 89,060
           Term non-amortizing advances                                        58,200                  8,200
                                                                             --------               --------
             Total                                                           $168,662               $142,260
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

         Term non-amortizing advances - On February 14, 2003, the Company executed a $15.0 million term advance, at a rate of 3.39%, maturing on February 14, 2008. On April 24, 2003, the Company executed a $10.0 million term advance, at a rate of 1.88%, maturing on April 25, 2005. On April 25, 2003, the Company executed a $15.0 million term advance, at a rate of 3.30%, maturing on April 25, 2008. On September 5, 2003, the Company executed a $15.0 million term advance, at a rate of 3.90%, maturing on September 5, 2008. Monthly payments are interest only during the terms of these advances.


(8)      Comprehensive Income

         The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Total comprehensive (loss) income for the three-months ended September 30, 2003 and 2002 amounted to ($3,437,000) and
         $6,302,000, respectively. Total comprehensive income for the nine-months ended September 30, 2003 and 2002 amounted to $6,782,000 and $13,547,000, respectively.

(9)      Earnings Per Share

         Basic earnings per share is computed by dividing income available to shareholders (net income), by the weighted average number of shares of common stock net of treasury shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock net of treasury shares outstanding increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options (treasury stock method) along with the assumed tax benefit from the exercise of non-qualified options. These purchases were assumed to have been made at the average market price of the common stock, which is based on the daily closing price. Retroactive recognition has been given to market values, common stock outstanding and potential common shares for periods prior to the date of the Company's stock dividends. Net income for the 2002 periods have been restated from amounts previously reported due to the adoption of SFAS No. 147.

                                                                        For the                    For the
                                                                   Three Months                Nine Months
                                                             Ended September 30,        Ended September 30,
                                                                2003       2002            2003       2002
                                                                ----       ----            ----       ----
         Net income                                      $    3 ,317 $    2,776      $   10,202 $    7,486
         Less: Trust Preferred issuance costs write-off                                                777
                                                         ----------- ----------      ---------- ----------
         Net income available to common shareholders     $     3,317 $    2,776      $   10,202 $    6,709
                                                         =========== ==========      ========== === ======

         Dilutive stock options outstanding                2,738,814  2,283,263       2,732,383  2,261,118
         Average exercise price per share                     $10.20      $9.10          $10.17      $8.96
         Average market price                                 $21.38     $12.12          $17.31     $12.19

         Average common shares outstanding                11,767,855 11,743,116      11,754,504 11,723,346
         Increase in shares due to exercise of
         options - diluted basis                           1,035,751    416,534         816,966    441,894
                                                          ---------- ----------      ---------- ----------
         Adjusted shares outstanding - diluted            12,803,606 12,159,650      12,571,470 12,165,240
                                                          ========== ==========      ========== ==========

         Net earnings per share - basic                        $0.28      $0.24           $0.87      $0.57
         Net earnings per share - diluted                      $0.26      $0.23           $0.81      $0.55
         Options that could potentially dilute basic
         EPS in the future that were not included in
         the computation of diluted EPS because to
         do so would have been antidilutive for the
         period presented                                          0    438,920           5,494     449,302
                                                          ========== ==========      ========== ==========


(10)     Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt

         Guaranteed preferred beneficial interest in Company's subordinated debt consists of the following:

                                     September 30, 2003      December 31, 2002
                                     ------------------      -----------------
         Sun Trust II                           $29,274                $29,274
         Sun Trust III                           20,000                 20,000
         Sun Trust IV                            10,000                 10,000
                                                -------                -------
                                                $59,274                $59,274
                                                =======                =======

         The sole asset of Sun Trust II is $29.9 million original principal amount of 8.875% Junior Subordinated Debentures issued by the Company. The Company has the right to optionally redeem Sun Trust II Debentures prior to the maturity date of December 31, 2028, on or after December 31, 2003, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. At September 30, 2003 and December 31, 2002, the Company had repurchased 61,300 shares.

         The sole asset of Sun Trust III is $20.0 million of Floating Rate Junior Subordinated Debentures issued by the Company. The Coupon Rate at September 30, 2003 was 4.99%. The Company has the right to optionally redeem Sun Trust III Debentures prior to the maturity date of April 22, 2032, on or after April 22, 2007, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date.

         The sole asset of Sun Trust IV is $10.0 million of Floating Rate Junior Subordinated Debentures issued by the Company. The Coupon Rate at September 30, 2003 was 4.76%. The Company has the right to optionally redeem Sun Trust IV Debentures prior to the maturity date of October 7, 2032, on or after July 7, 2007, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policies, Judgments and Estimates

         The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, income taxes and goodwill. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                  Allowance for loan losses. Through the Bank, the Company originates loans that it intends to hold for the foreseeable future or until maturity or repayment. The Bank may not be able to collect all principal and interest due on these loans. Allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. Management performs regular reviews in order to identify inherent losses and to assess the overall credit risk of the portfolio. The allowance for loan losses is determined by management based upon past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The determination of the allowance for loan losses involves the monitoring of delinquency, default and historical loss experience. Management makes estimates and assumptions regarding existing but yet unidentified losses caused by current economic conditions and other factors. If the Bank does not adequately reserve for these uncollectible loans, it may incur additional charges to loan losses in the consolidated financial statements.

         In determining our allowance for loan losses, management has established both specific and general pooled allowances. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial loans. Loans not individually reviewed are evaluated as a group using expected loss ratios, which are based on our historical charge-off experience and current market and economic conditions. In determining the appropriate level of the general pooled allowance and projecting losses management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan to value ratios and cost and timing of collateral repossession and disposal. Estimates are periodically measured against actual loss experience. Adjustments are made to future projections as assumptions are revised.

         The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a decline in the national economy or the local economies of the areas in which the Bank's loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as economic conditions and other factors dictate. Although the Bank maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its primary regulator, the Office of the Comptroller of the Currency (the "OCC"), as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of the OCC examination.

         In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 expresses the SEC staff's views on the development, documentation and application of a systematic methodology for determining the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. In addition, in July 2001, the federal banking agencies issued guidance on this topic through the Federal Financial Institutions Examination Council interagency guidance, Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions. In management's opinion, the Bank's methodology and documentation of the allowance for loan losses meets the guidance issued.

         Accounting for income taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities and the judgments and estimates required for the evaluation are periodically updated based upon changes in business factors and the tax laws.

         Valuation of goodwill. The Company assesses the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that the Company considers important in determining whether to perform an impairment review include significant under performance relative to forecasted operating results and significant negative industry or economic trends. If the Company determines that the carrying value of goodwill may not be recoverable, then the Company will assess impairment based on a projection of undiscounted future cash flows and measure the amount of impairment based on fair value. In the fourth quarter 2002, the Company performed, with the assistance of an independent third party other than its independent auditors, its annual impairment test of goodwill as required under the SFAS Nos. 142 and 147. Such testing is based upon a number of factors, which are based upon assumptions and management judgments. These factors include among other things, future growth rates, discount rates and earnings capitalization rates. The test indicated that no impairment charge was necessary for the year ending December 31, 2002.

Financial Condition

         Total assets at September 30, 2003 increased by $162.4 million, or 7.7% to $2.27 billion as compared to $2.11 billion at December 31, 2002. The increase was primarily due to an increase in loans receivable of $67.6 million, in other assets, consisting of the Company's $25.6 million BOLI investment, and in cash and cash equivalents of $97.3 million, partially offset by a decrease in investment securities of $25.7 million. The overall increase in total assets continues to reflect the Company's focus on growth of its core businesses, with emphasis on commercial lending and retail banking, while sustaining adequate liquidity, managing interest rate risk and maintaining strong capital.

         The Company completed a portion of its branch franchise strategy. Through September 30, 2003, four branches had been sold and one branch was consolidated into an existing office. The Company expects a further reduction, through sales and consolidations, of seven additional branches by early 2004. This strategy is part of the Company's overall strategy to enhance the geographic coverage and market penetration of its branch network. This strategy could result in the addition of new branches or further divestiture of existing branches that compliment the Company's strategic objectives of profitable growth of its core business. The Company announced on September 3, 2003, that it has reached a definitive agreement to acquire from New York Community Bank eight branches which comprised its South Jersey bank division located in Atlantic, Camden and Gloucester Counties in New Jersey. The acquisition includes approximately $360 million in deposits and approximately $14 million in commercial and consumer loans. On November 4, 2003, the Office of the Comptroller of the Currency approved the Company's application for this acquisition. This transaction is expected to be completed before December 31, 2003.

         Cash and cash equivalents increased $97.3 million, from $65.6 million at December 31, 2002 to $163.0 million at September 30, 2003, resulting primarily from the increase of federal funds sold of $86.0 million. Investment securities available for sale decreased $25.7 million or 3.6%, from $723.2 million at December 31, 2002 to $697.5 million at September 30, 2003. The increase of federal funds sold together with the decrease in investment securities during the first nine months of 2003 was consistent with the Company's asset and liability management goals which are designed to maintain a portfolio of high quality investments which optimizes interest income within acceptable limits of safety and liquidity.

         Net loans receivable at September 30, 2003 were $1.28 billion, an increase of $67.6 million from $1.22 billion at December 31, 2002. The increase, net of loan prepayments, was primarily in commercial and industrial loans and home equity consumer loans. The ratio of allowance for loan losses to total loans was 1.43% at September 30, 2003 compared to 1.33% at September 30, 2002 and 1.33% at December 31, 2002.

         Non-performing loans were $25.4 million at September 30, 2003 compared to $8.1 million at September 30, 2002 and $12.5 million at December 31, 2002. The increase in non-performing loans from the year ended December 31, 2002 to the nine months ended September 30, 2003 is primarily due to two credits aggregating $13.5 million that were classified in September 2002 as restructured loans within the definition of SFAS No. 15. The total of these two credit relationships, aggregating $16.3 million, was transferred to non-accrual loans during the quarter ended September 30, 2003. The provision for loan losses for the current quarter was $2.3 million, which reflects an increased reserve allocation for these credits. The Company believes that these credits are adequately reserved and are being carried at net realizable value as of quarter end. The ratio of non-performing assets to total loans and other real estate was 1.99% at September 30, 2003 compared to 0.72% at September 30, 2002 and 1.08% at December 31, 2002. The ratio of allowance for loan losses to total non-performing loans was 73.12% at September 30, 2003 compared to 197.05% at September 30, 2002 and 131.6% at December 31, 2002.

         Other assets at September 30, 2003 were $30.0 million, an increase of $23.0 million from $7.0 million at December 31, 2002. The increase was primarily from the purchase of $25.6 million BOLI. The Company anticipates using BOLI income to offset the costs of existing employee benefits.

         Total deposits were $1.81 billion at September 30, 2003, reflecting a $118.4 million increase over December 31, 2002. During the nine months ended September 30, 2003, deposits decrease $39.3 million resulting from the sale of four branches. The Company's core deposits, (demand and savings deposits) increased $116.4 million, or 9.1% while the non-core deposits (time deposits) increased $2.0 million, or 0.5%. The Company's deposit strategy stresses the importance of building customer relationships. During the third quarter, the Company continued to maintain its relationship pricing strategy which has enabled the Company to increase the deposit mix to a higher concentration of lower costing core deposits.

         Advances from the Federal Home Loan Bank at September 30, 2003 were $168.7 million, a net increase of $26.4 million from $142.3 million at December 31, 2002. This net increase reflects the origination of five advances aggregating $60.0 million with varying terms and interest rates ranging from 1.88% to 3.90%, offset by the maturing of two $10.0 million convertible rate advances, interest rates on these advances were 6.93% and 6.87%, and normal principal scheduled reductions. This activity is in line with the Company's ALCO interest rate sensitivity and liquidity policies.

         Total shareholders' equity increased by $7.3 million, from $145.6 million at December 31, 2002, to $152.9 million at September 30, 2003. The increase was primarily the result of the nine months ended net income amounting to $10.2 million partially offset by a $3.4 million decrease in accumulated other comprehensive income, resulting from a decreased unrealized net gain on available for sale securities.


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

         The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $163.0 million at September 30, 2003, the Company had additional secured borrowing capacity with the FHLB of approximately $42 million and other sources of approximately $57 million. As noted above, the Company has reached a definitive agreement to acquire from New York Community Bank the eight branches of its South Jersey bank division located in Atlantic, Camden and Gloucester Counties in New Jersey. The acquisition includes approximately $360 million in deposits and approximately $14 million in commercial and consumer loans. This transaction is expected to be completed before December 31, 2003.

         The  Company's  largest  cash flows are both  investing  and  financing activities. During the nine months ended September 30, 2003, the Company's primary source of cash from investing activities was the proceeds from the sale, maturities, prepayments or calls of investment securities. The primary use of cash from investing activities was the purchase of investment securities and the increase in loans. Financing activities, which provided $162.4 million of net cash, was primarily the result of the net increase in deposits, after branch sales, and net borrowings under lines of credit, advances and repurchase agreements. The activity during this period reflects the Company's continued focus on overall balance sheet and capital management, concentrating on growth of its core businesses, with emphasis on commercial lending and retail banking, while managing the Company's liquidity, interest-rate risk and capital resources.

         Management has developed a capital plan for the Company and the Bank that should allow the Company and the Bank to grow capital internally at levels sufficient for achieving its internal growth projections while managing its operating and financial risks. The Company has also considered a contingent capital plan, and when appropriate, the Company's Board of Directors may consider various capital raising alternatives. The principle components of the capital plan are to generate additional capital through retained earnings from internal growth, access the capital markets for external sources of capital, such as common equity or trust preferred securities, when necessary or appropriate, redeem existing capital instruments and refinance such instruments at lower rates when conditions permit and maintain sufficient capital for safe and sound operations. The capital plan is not expected to have a material impact on our liquidity. It is the Company's intention to maintain "well-capitalized" risk-based capital levels. In keeping with this intention and in connection with the previously announced purchase of the eight NYCB branches, on October 10, 2003, the Company filed a registration statement with the Securities and Exchange Commission related to the proposed public offering of 1,300,000 shares of its common stock.

         As part of its capital plan, the Company issued trust preferred securities that qualify as Tier 1 or core capital of the Company, subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2003, of the Company's $59.3 million trust preferred securities, $50.3 million qualify as Tier 1 capital and $9.0 million qualify as Tier 2 capital.



Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002


         Net income increased by $541,000, or 19.5% for the three months ended September 30, 2003 to $3.3 million from $2.8 million for the three months ended September 30, 2002. As more fully described below, the increase in net income was due to an increase of $1.4 million in net interest income, an increase of $2.2 million in non-interest income, partially offset by an increase in the provision for loan losses of $1.3 million and in non-interest expenses of $1.6 million.

         Net Interest Income. The interest rate spread and margin for the three months ended September 30, 2003 was 3.29% and 3.61%, respectively, compared to 3.04% and 3.50%, respectively, for the same period 2002. The yield on the average interest-earning assets declined 80 basis points from 5.98% for the three months ended September 30, 2002 to 5.18% for the same period in 2003, while the cost of funds on average interest-bearing liabilities decreased 105 basis points from 2.94% for the three months ended September 30, 2002 to 1.89% for the same period in 2003.

The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                         At or For the Three Months ended     At or For the Three Months ended
                                                                  September 30, 2003              September 30, 2002
                                                             ---------------------------     ------------------------------
                                                                                 Average                         Average
                                                                Average           Yield/       Average            Yield/
                                                                Balance Interest   Cost        Balance  Interest   Cost
                                                                ------- --------   ----        -------  --------   ----
Interest-earning assets:
     Loans receivable (1), (2):
        Commercial and industrial                            $1,086,150 $17,344  6.39 %      $1,005,524  $18,012    7.17 %
        Home equity                                              67,293     637  3.79            35,301      441    5.00
        Second mortgage                                          53,685     874  6.51            53,469    1,008    7.54
        Residential real estate                                  36,944     665  7.20            49,836      849    6.81
        Installment                                              51,746   1,038  8.02            55,175    1,193    8.65
                                                             ---------- -------              ----------  -------
           Total loans receivable                             1,295,818  20,558  6.35         1,199,305   21,503    7.17
     Investment securities (3)                                  712,315   6,028  3.39           683,754    7,442    4.35
     Interest-bearing deposit with banks                          6,299      11  0.68             9,131       18    0.77
     Federal funds sold                                          45,736     106  0.93            64,676      275    1.70
                                                             ---------- -------              ----------  -------
        Total interest-earning assets                         2,060,168  26,703  5.18         1,956,866   29,238    5.98
                                                             ---------- -------              ----------  -------

     Cash and due from banks                                     69,294                          61,484
     Bank properties and equipment                               29,336                          28,833
     Goodwill and intangible assets                              37,189                          39,116
     Other assets                                                49,327                          30,294
                                                             ----------                      ----------
     Non-interest-earning assets                                185,146                         159,727
                                                             ----------                      ----------
        Total Assets                                         $2,245,314                      $2,116,593
                                                             ==========                      ==========

Interest-bearing liabilities:
     Interest-bearing deposit accounts:
          Interest-bearing demand deposits                   $  678,879   1,566  0.92 %      $  606,515    2,974    1.96 %
          Savings deposits                                      324,434     824  1.02           320,928    1,842    2.30
          Time deposits                                         412,107   2,807  2.72           441,936    4,093    3.70
                                                             ---------- -------              ----------   -------
            Total interest-bearing deposit accounts           1,415,420   5,197  1.47         1,369,379    8,909    2.60
                                                             ---------- -------              ----------   -------
     Borrowed money:
          Repurchase agreements with customers                   77,782      77  0.39            74,409      210    1.13
          FHLB advances                                         163,075   1,772  4.35           148,086    1,893    5.11
          Federal funds purchased                                 1,424       7  1.95
          Other borrowed money                                                                    1,703       13    2.95
                                                             ---------- -------              ----------  -------
            Total borrowed money                                242,281   1,856  3.06           224,198    2,116    3.77
                                                             ---------- -------              ----------  -------
     Guaranteed preferred beneficial
       interest in Company's subordinated debt                   59,274   1,044  7.05            58,200    1,099    7.55
                                                             ---------- -------              ----------  -------
          Total interest-bearing liabilities                  1,716,975   8,097  1.89         1,651,777   12,124    2.94
                                                             ---------- -------              ----------  -------

Non-interest-bearing demand deposits                            355,810                         301,345
Other liabilities                                                18,317                          23,811
                                                             ----------                      -----------
         Non-interest-bearing liabilities                       374,127                         325,156
                                                             ----------                      -----------
         Total liabilities                                    2,091,102                       1,976,933

Shareholders' equity                                            154,212                        139,660
                                                             ----------                      ----------
     Total liabilities and shareholders' equity              $2,245,314                      $2,116,593
                                                             ==========                      ==========
Net interest income                                                     $18,606                          $17,114
                                                                        =======                          =======
Interest rate spread (4)                                                         3.29 %                             3.04 %
                                                                                 ====                               ====
Net yield on interest-earning assets (5)                                         3.61 %                             3.50 %
                                                                                 ====                               ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                      119.99 %                           118.47 %
                                                                               ======                             ======

--------------------------------------------------------------------------------
(1)  Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                  Three Months Ended September 30,
                                                           2003 vs. 2002
                                                    -----------------------------
                                                         Increase (Decrease)
                                                               Due to
                                                    -----------------------------
                                                     Volume      Rate        Net
                                                    -------    -------    -------
 Interest income
  Loans receivable:
     Commercial and industrial                      $ 1,378    $(2,046)   $   668
     Home equity                                        323       (127)       196
     Second mortgage                                      4       (138)      (134)
     Residential real estate                           (230)        46       (184)
     Installment                                        (72)       (83)      (155)
                                                    -------    -------    -------
        Total loans receivable                        1,403     (2,348)       945

  Investment securities                                 300     (1,714)    (1,414)
  Interest-bearing deposits accounts                     (5)        (2)        (7)
  Federal funds sold                                    (66)      (103)      (169)
                                                    -------    -------    -------
    Total interest-earning assets                   $ 1,632    $(4,167)   $(2,535)
                                                    -------    -------    -------

 Interest expense
  Interest-bearing deposit accounts:
    Interest-bearing demand deposit                 $   320    $(1,728)   $(1,408)
    Savings deposits                                     20     (1,038)    (1,018)
    Time deposits                                      (261)    (1,025)    (1,286)
                                                    -------    -------    -------
       Total interest-bearing deposit accounts           79     (3,791)    (3,712)
  Borrowed money:
     Repurchase agreements with customers                 9       (142)      (133)
     FHLB advances                                      180       (301)      (121)
     Federal funds purchased                              7                     7
     Other borrowed money                               (13)                  (13)
                                                    -------    -------    -------
         Total borrowed money                           183       (443)      (260)
  Guaranteed preferred beneficial interest
  in Company's subordinated debt                         20        (75)       (55)
                                                    -------    -------    -------
    Total interest-bearing liabilities              $   282    $(4,309)   $(4,027)
                                                    -------    -------    -------
Net change in net interest income                   $ 1,350    $   142    $ 1,492
                                                    =======    =======    =======

         Net interest income (on a tax-equivalent basis) increased $1.5 million, or 8.6% to $18.6 million for the quarter ended September 30, 2003 compared to $17.1 million for the same period in 2002. This increase is primarily due to the change in the volume of interest-earning assets and interest-bearing liabilities, as well as the market rate decreases between periods. From the volume component, net interest income (on a tax-equivalent basis) increased $1.4 million, due to an increase in the average balance of interest-earning assets which increased interest income by $1.6 million, offset by an increase in the average balance of interest-bearing liabilities which decreased interest income by $282,000. The change in the average balances of the interest-earning assets and the interest-bearing liabilities reflects the Company's continued focus on overall balance sheet management, concentration on the growth of its core businesses, and continued focus on liquidity management. The rate component increased net interest income by $142,000.

         Interest income (on a tax-equivalent basis) decreased $2.5 million, to $26.7 million for the three months ended September 30, 2003 compared to $29.2 million for the same period in 2002. The decrease in interest income was due to the continued drop in interest rates, which lowered the yield on average interest-earning assets by 80 basis points or $4.2 million, offset by the combined 6.6% increase in the average balance of loans receivable and investment securities which produced an increase in interest income of $1.7 million.

         Interest expense decreased $4.0 million, or 33.2%, to $8.1 million for the three months ended September 30, 2003 from $12.1 million for the same period in 2002. The decrease in interest expense was due primarily to the overall decrease in market interest rates, which lowered the rate on average interest-bearing liabilities by 105 basis points or $4.3 million, of which $3.8 million was a reduction of interest expense on deposits. The decreased interest expense on deposits is also the result of the Company's relationship pricing strategy that has increased the lower cost core deposits and reduced higher cost time deposits. The average balance of time deposits decreased from $441.9 million at September 30, 2002 to $412.1 million at September 30, 2003, while the average balance of core deposits increased from $927.4 million at September 30, 2002 to $1.003 billion at September 30, 2003.

         Provision for Loan Losses. For the three months ended September 30, 2003, the provision for loan losses was $2.3 million, an increase of $1.3 million, compared to $1.0 million for the same period in 2002. During the current quarter two credit relationships aggregating $16.3 million, of which $13.5 million was previously carried as restructured performing loans since September 30, 2002, were transferred to non-performing loans. The provision for loan losses for the quarter ended September 30, 2003 reflects an increased reserve for these credits. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors. The allowance for loan losses at September 30, 2003 was $18.6 million or 1.43% of loans. This compares to the allowance for loan losses of $16.0 million at September 30, 2002, or 1.33% of loans.

         Non-Interest Income. Non-interest income increased $2.2 million, or 68.4% for the three-months ended September 30, 2003 compared to the three-months ended September 30, 2002. The increase was the result of a gain on the sale of three branches of $1.3 million, an increase in the gain on sale of investment securities of $252,000, an increase in service charges on deposit accounts of $192,000 primarily resulting from the Company's overdraft privilege program and an increase of $331,000 of other income, of which $338,000 was BOLI income.

         Non-Interest Expenses. Non-interest expenses increased $1.6 million, or 10.6% to $16.7 million for the three months ended September 30, 2003 as compared to $15.1 million for the same period in 2002. Of the increase, $1.5 million was due to salaries and employee benefits resulting from an increase in staffing during 2002.

         Income Taxes. Income taxes increased $254,000 for the three months ended September 30, 2003 as compared to the same period in 2002. The increase resulted from higher pre-tax earnings.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

         Net income increased by $2.7 million, or 36.3% for the nine months ended September 30, 2003 to $10.2 million from $7.5 million for the nine months ended September 30, 2002. As more fully described below, the increase in net income was due to an increase of $5.4 million in net interest income and an increase of $4.0 million in non-interest income, partially offset by an increase in the provision for loan losses of $475,000 and in non-interest expenses of $5.0 million.

         Net Interest Income. The increase in the interest rate spread and margin for the nine months ended September 30, 2003 was 3.21% and 3.56%, respectively, compared to 3.01% and 3.46%, respectively, for the same period 2002. The yield on the average interest-earning assets declined 68 basis points from 6.07% for the nine months ended September 30, 2002 to 5.39% for the same period in 2003, while the cost of funds on average interest-bearing liabilities decreased 88 basis points from 3.06% for the nine months ended September 30, 2002 to 2.18% for the same period in 2003.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                           At or For the Nine Months ended     At or For the Nine Months ended
                                                                    September 30, 2003              September 30, 2002
                                                               ---------------------------     ------------------------------
                                                                                   Average                           Average
                                                                  Average           Yield/         Average            Yield/
                                                                  Balance Interest   Cost          Balance  Interest   Cost
                                                                  ------- --------   ----          -------  --------   ----
Interest-earning assets:
     Loans receivable (1), (2):
        Commercial and industrial                              $1,072,293 $52,995    6.59 %      $  980,312  $52,445    7.13 %
        Home equity                                                57,322   1,722    4.01            29,736    1,164    5.22
        Second mortgage                                            49,560   2,531    6.81            52,413    2,956    7.52
        Residential real estate                                    39,410   2,192    7.42            52,496    2,643    6.71
        Installment                                                52,612   3,222    8.16            56,112    3,624    8.61
                                                               ---------- -------                ----------  -------
           Total loans receivable                               1,271,197  62,662    6.57         1,171,069   62,832    7.15
     Investment securities (3)                                    736,408  19,354    3.50           678,013   22,684    4.46
     Interest-bearing deposit with banks                            7,305      39    0.71             7,969       64    1.07
     Federal funds sold                                            18,654     134    0.96            32,250      408    1.69
                                                               ---------- -------                ----------  -------
        Total interest-earning assets                           2,033,564  82,189    5.39         1,889,301   85,988    6.07
                                                               ---------- -------                ----------  -------

     Cash and due from banks                                       64,552                            60,784
     Bank properties and equipment                                 29,445                            28,430
     Goodwill and intangible assets                                38,152                            41,009
     Other assets                                                  48,171                            18,059
                                                               ----------                        ----------
     Non-interest-earning assets                                  180,320                           148,282
                                                               ----------                        ----------
        Total Assets                                           $2,213,884                        $2,037,583
                                                               ==========                        ==========

Interest-bearing liabilities:
     Interest-bearing deposit accounts:
          Interest-bearing demand deposits                     $  667,985   5,817    1.16 %      $  563,083    8,234    1.95 %
          Savings deposits                                        323,878   3,244    1.34           308,079    5,325    2.30
          Time deposits                                           406,036   9,473    3.11           454,442   13,667    4.01
                                                               ---------- -------                ----------  -------
            Total interest-bearing deposit
              accounts                                          1,397,899  18,534    1.77         1,325,604   27,226    2.74
                                                               ---------- -------                ----------  -------
     Borrowed money:
          Repurchase agreements with customers                     72,132     283    0.52            75,486      591    1.04
          FHLB advances                                           172,622   5,843    4.51           148,281    5,500    4.95
          Federal funds purchased                                   6,029      79    1.74               912       15    2.13
          Other borrowed money                                                                        3,944      166    5.60
                                                               ---------- -------                ----------  -------
            Total borrowed money                                  250,783   6,205    3.30           228,623    6,272    3.66
                                                               ---------- -------                ----------  -------
     Guaranteed preferred beneficial
       interest in Company's subordinated debt                     59,274   3,150    7.09            54,274    3,396    8.34
                                                               ---------- -------                ----------  -------
          Total interest-bearing liabilities                    1,707,956  27,889    2.18         1,608,501   36,894    3.06
                                                               ---------- -------                ----------  -------

Non-interest-bearing demand deposits                              326,193                           281,096
Other liabilities                                                  28,610                            13,959
                                                               ----------                        ----------
        Non-interest-bearing liabilities                          354,803                           295,055
                                                               ----------                        ----------
     Total liabilities                                          2,062,759                         1,903,556

Shareholders' equity                                              151,125                           134,027
                                                               ----------                        ----------
     Total liabilities and shareholders' equity                $2,213,884                        $2,037,583
                                                               ==========                        ==========

Net interest income                                                       $54,300                            $49,094
                                                                          =======                            =======
Interest rate spread (4)                                                             3.21 %                             3.01 %
                                                                                     ====                               ====
Net yield on interest-earning assets (5)                                             3.56 %                             3.46 %
                                                                                     ====                               ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities
                                                                                   119.06 %                           117.46 %
                                                                                   ======                             ======

--------------------------------------------------------------------------------
(1)  Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                Nine Months Ended September 30,
                                                        2003 vs. 2002
                                               ------------------------------
                                                     Increase (Decrease)
                                                           Due to
                                               ------------------------------
                                                Volume       Rate        Net
                                               -------   --------    --------
Interest income
Loans receivable:
     Commercial and industrial                 $ 6,184    $(5,634)   $   550
     Home equity                                 1,023       (465)       558
     Second mortgage                              (155)      (270)      (425)
     Residential real estate                      (837)       386       (451)
     Installment                                  (219)      (183)      (402)
                                               -------   --------    -------
        Total loans receivable                   5,996     (6,166)      (170)

  Investment securities                          2,763     (6,092)    (3,329)
  Interest-bearing deposits accounts                (5)       (20)       (25)
  Federal funds sold                              (136)      (138)      (274)
                                               -------   --------    -------
    Total interest-earning assets              $ 8,618   $(12,416)   $(3,798)
                                               -------   --------    -------
Interest expense
Interest-bedeposit accounts:
    Interest-bearing demand deposit            $   (62)   $(2,354)   $(2,416)
    Savings deposits                               (64)    (2,017)    (2,081)
    Time deposits                               (1,351)    (2,843)    (4,194)
                                               -------   --------    -------
       Total interest-bearing deposit accounts  (1,477)    (7,214)    (8,691)

  Borrowed money:
     Repurchase agreements with customers          (25)      (283)      (308)
     FHLB advances                                 433        (90)       343
     Federal funds purchased                        64                    64
     Other borrowed money                          (83)       (83)      (166)
                                               -------   --------    -------
         Total borrowed money                      389       (456)       (67)
  Guaranteed preferred beneficial interest
  in Company's subordinated debt                    36       (282)      (246)
                                               -------   --------    -------

    Total interest-bearing liabilities         $(1,052)   $(7,952)   $(9,004)
                                               -------   --------    -------

Net change in net interest income              $ 9,670    $(4,464)   $ 5,206
                                               =======    =======    =======

         Net interest income (on a tax-equivalent basis) increased $5.2 million, or 10.6% to $54.3 million for the nine months ended September 30, 2003 from $49.1 million for the same period in 2002. From the volume component, net interest income (on a tax-equivalent basis) increased $9.7 million, the majority of which is due to an increase in the average balance of interest-earning assets. The rate component decreased net interest income by $4.5 million.

         Interest income (on a tax-equivalent basis) decreased by $3.8 million, to $82.2 million for the nine months ended September 30, 2003 compared to $86.0 million for the same period in 2002. The decrease in interest income was due to the continued drop in interest rates, which lowered the yield on average interest-earning assets by 68 basis points, or $12.4 million, offset by the combined 8.6% increase in the average balance of loans receivable and investment securities which produced an increase in interest income of $8.8 million.

         Interest expense decreased $9.0 million, or 24.4%, to $27.9 million for the nine months ended September 30, 2003 compared to $36.9 million for the same period in 2002. The decrease in interest expense was due primarily to the overall decrease in market interest rates and the change in the mix of deposits from higher costing time deposits to lower costing core deposits. The change in the mix of deposits is the result of the Company's relationship pricing strategy. The decrease in the average balance of time deposits from $454.4 million at September 30, 2002 to $406.0 million at September 30, 2003, resulted in the decrease in the volume component of interest expense of $1.4 million.

         Provision for Loan Losses. For the nine months ended September 30, 2003, the provision for loan losses was $3.7 million, an increase of $475,000, compared to $3.2 million for the same period in 2002. The Company focuses on its loan portfolio management and credit review process to effectively address the current risk profile of the portfolio and aggressively manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Non-Interest Income. Non-interest income increased $4.0 million, or 43.2% for the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002. The increase was primarily the result of gains on the sale of four branches of $2.6 million during 2003, a $479,000 increase in service charges on deposit accounts resulting primarily from the Company's overdraft privilege program, an increase in the gain on sale of investment securities of $323,000, a $164,000 gain on the sale of fixed assets resulting from the sale of branches, and an increase of $458,000 in other income primarily resulting from $572,000 in BOLI investment income.

         Non-Interest Expenses. Non-interest expenses increased $5.0 million, or 11.4% to $48.6 million for the nine months ended September 30, 2003 as compared to $43.6 million for the same period in 2002. Of the increase, $4.1 million was in salaries and employee benefits due to an increase in staffing during 2002, $880,000 was in occupancy expense, $435,000 was in equipment, offset by the decrease in amortization of intangible assets expense of $442,000.

         Income Taxes. Income taxes increased $1.2 million for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase resulted from higher pre-tax earnings.

        Recent Accounting Principles. In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of FIN No. 45 did not have a material impact on the consolidated financial statements.

      Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at September 30, 2003 was $39.0 million, and the portion of the exposure not covered by collateral was approximately $10.5 million. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

         In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issue of preferred trust securities through various trusts established for such purpose. The Company is currently assessing the trust preferred securities structure and the continued consolidation of the related trusts pursuant to FIN 46. Management does not believe the results of the assessment will result in a material change to the Company's balance sheet or income statement upon the adoption of FIN No. 46 in the fourth quarter 2003.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions of this statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. All provisions are to be applied prospectively except for the provisions of this statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. These provisions are to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have an impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that certain financial instruments, which previously could be designated as equity, now be classified as liabilities on the statement of financial position. The Company currently classifies its trust preferred securities after total liabilities and before shareholders' equity on its statement of financial position. Under the provisions of SFAS No. 150, these securities would be reclassified as borrowed funds. The effective date of SFAS No. 150 has been indefinitely deferred by the FASB when certain criteria are met. As the structure of the Company's trust preferred securities meets such criteria, the Company qualifies for this limited deferral. Therefore, the Company will assess the classification of the trust preferred securities in conjunction with adoption of FIN No. 46 in the fourth quarter of 2003, as noted above.


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

         At September 30, 2003, the Company had a positive position with respect to its exposure to interest rate risk. Total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing during the same time period by $134.7 million, representing a positive cumulative one-year gap ratio of 5.92%. As a result, the cost of interest-bearing liabilities of the Company should adjust to changes in interest rates at a slower rate than yield on interest-earning assets of the Company.

         The following table summarizes the maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2003 All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits into categories noted below, based on the estimated duration of those deposits.

                                                          Maturity/Repricing Time Periods
                                         ----------------------------------------------------------------------
                                         0-3 Months   4-12 Months      1-5 Years    Over 5 Yrs.          Total
                                         ----------   -----------      ---------    -----------          -----
FHLB interest-bearing deposit               $ 4,494                                                 $    4,494
Loans receivable                            455,440      $193,706       $616,287       $ 37,271      1,302,704
Investment securities                       166,834       118,833        350,343         71,214        707,224
Federal funds sold                           86,114                                                     86,114
                                           --------      --------       --------       --------     ----------
  Total interest-earning assets             712,882       312,539        966,630        108,485      2,100,536
                                           --------      -------        --------       --------     ----------

Interest-bearing demand deposits            220,533       117,966        312,742         39,938        691,179
Savings deposits                             28,110        78,325        194,921         19,342        320,698
Time certificates                           123,447       166,619        122,462          1,622        414,150
Federal Home Loan Bank Advances               4,699        14,395        130,017         19,551        168,662
Securities sold under agreements
  to repurchase                              77,376                                                     77,376
Guaranteed interest in Company's
  subordinated debt                          59,274                                                     59,274
                                           --------      -------        --------       --------     ----------
 Total interest-bearing liabilities         513,439       377,305        760,142         80,453      1,731,339
                                           --------      -------        --------       --------     ----------
Periodic Gap                               $199,443      (64,766)       $206,488       $ 28,032     $  369,197
                                           ========      =======        ========       ========     ==========
Cumulative Gap                             $199,443      $134,677       $341,165       $369,197
                                           ========      =======        ========       ========
Cumulative Gap Ratio                           8.77 %        5.92 %        15.00 %        16.23 %
                                           ========      =======        ========       ========

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation
    ------------------------------------------------
of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal  control over  financial  reporting.  During the quarter
    -------------------------------------------------------
under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

            The Company is not engaged in any legal proceedings of a material nature at September 30, 2003. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.    Changes in Securities and Use of Proceeds

           Not applicable

ITEM 3.    Defaults upon Senior Securities

           Not applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders

           Not applicable

ITEM 5.    Other Information

           Not applicable

ITEM 6.    Exhibits and Reports on Form 8-K


           Exhibit 31 Certification Pursuant to ss.302 of the Sarbanes-Oxley Act
                      of  2002.
           Exhibit 32 Certification Pursuant  to  ss.906  of  the Sarbanes-Oxley
                      Act of 2002.
           Form 8-K   The Company filed a Current Report on Form 8-K on
                      July 23, 2003 to report earnings for the quarter ended June 30, 2003.
           Form 8-K The Company filed a Current Report on Form 8-K on September 4, 2003 to report the signing of a definite agreement to acquire eight branches from New York Community Bank.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Sun Bancorp, Inc.
                                          (Registrant)




Date: November 14, 2003                    /s/Thomas A. Bracken
                                           -------------------------------------
                                           Thomas A. Bracken
                                           President and Chief Executive Officer




Date: November 14, 2003                    /s/Dan A. Chila
                                           -------------------------------------
                                           Dan A. Chila
                                           Executive Vice President and
                                           Chief Financial Officer