Form 10-K/A
period 2002-12-31
SUN BANCORP INC /NJ/
filed 2003-11-18
CIK 1017793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

     As of March 21, 2003 there were issued and outstanding 11,185,561 shares of the registrant's Common Stock.

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

     Home Equity Loans. The Bank originates home equity loans, secured by first or second mortgages owned or being purchased by the loan applicant. Home equity loans are consumer revolving lines of credit. The interest rate charged on such loans is usually a floating rate related to the prime lending rate. Home equity loans may provide for interest only payments for the first two years with principal payments to begin in the third year. A home equity loan is typically originated as a fifteen-year note that allows the borrower to draw upon the approved line of credit during the same period as the note. The Bank generally requires a loan-to-value ratio in the range of 70% to 80% of the appraised value, less any outstanding mortgage. Although home equity lines of credit expose the Company to the risk that falling collateral values may leave it inadequately secured, the Company has not had any significant adverse experience to date.

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

     The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps mitigate risk to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower. Further, although adjustable-rate mortgage loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on adjustable-rate mortgages will adjust sufficiently to compensate for increases in the Bank's cost of funds during periods of extreme interest rate increases.

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

     Installment or consumer loans may entail greater risk than residential loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

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

Item 3. Legal Proceedings
-------------------------

     The Company or the Bank is periodically involved in various claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company's and the Bank's business. While the ultimate outcome of these proceedings cannot be predicated with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company's financial condition, results of operations or cash flows. In addition, management was not aware of any pending or threatened material litigation as of December 31, 2002.

                                     PART II

Item 6.  Selected Financial Data
--------------------------------

                                                                  At or for the Years Ended December 31,
                                               ----------------------------------------------------------------------------
                                                  2002            2001            2000             1999            1998
                                                  ----            ----            ----             ----            ----
                                                          (Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
  Assets                                       $2,112,172      $1,929,425       $2,002,529      $1,980,861      $1,515,404
  Cash and investments                            800,425         739,201          848,421         948,898         739,274
  Loans receivable (net)                        1,217,008       1,089,605        1,031,844         901,211         690,002
  Deposits                                      1,690,462       1,572,338        1,410,867       1,291,326       1,025,398
  Borrowings and securities sold
   under agreements to repurchase                 205,280         160,096          407,279         528,752         337,665
  Guaranteed preferred beneficial
    interest in Company's
    subordinated debt                              59,274          57,327           57,327          57,838          58,650
  Shareholders' equity                            145,623         129,960          117,634          91,104          78,333

Selected Results of Operations:
  Interest income                                $112,894        $126,825         $150,656        $114,254         $82,789
  Net interest income                              65,038          56,758           61,248          53,174          37,695
  Provision for loan losses                         4,175           7,795            2,580           1,989           2,133
  Net interest income after
    provision for loan losses                      60,863          48,963           58,668          51,185          35,562
  Non-interest income                              13,178          10,516            8,183           9,751           7,400
  Non-interest expense                             58,965          57,695           54,447          46,955          30,447
  Net income                                       10,378           1,328            8,780           9,714           8,784

Per Share Data:
  Net earnings
    Basic (1)                                      $ 0.86          $ 0.12           $ 0.82           $0.98           $1.12
    Diluted (1)                                    $ 0.83          $ 0.12           $ 0.81           $0.91           $0.99
  Book Value                                       $13.02          $11.73           $10.91           $8.57           $9.01

Selected Ratios:
  Return on average assets                           0.50%           0.07%            0.43%           0.58%           0.75%
  Return on average equity                           7.63%           1.05%            8.85%          11.08%          14.29%
  Ratio of average equity to average assets          6.55%           6.42%            4.86%           4.26%           5.24%



(1) - Beginning in 2002, new accounting standards eliminated the amortization of goodwill, which is included in previous years' net earnings and returns. See
Note 2 of the Notes to Consolidated Financial Statements contained herein for further discussion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                  (All dollar amounts presented in the tables, except per share amounts, are in thousands)


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

Valuation of goodwill. The Company assessed the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that the Company considers important in determining whether to perform an impairment review include significant under performance relative to forecasted operating results and significant negative industry or economic trends. If the Company determines that the carrying value of goodwill may not be recoverable, then the Company will assess impairment based on a projection of undiscounted future cash flows and measure the amount of impairment based on fair value. In the fourth quarter 2002, the Company performed, with the assistance of an independent third party other than its independent auditors, its annual impairment test of goodwill as required under the SFAS Nos. 142 and 147. Such testing is based upon a number of factors, which are based upon assumptions and management judgments. These factors include among other things, future growth rates, discount rates and earnings capitalization rates. The test indicated that no impairment charge was necessary for the year ending December 31, 2002.

Overview

Sun Bancorp, Inc. (the "Company") is a bank holding company headquartered in Vineland, New Jersey. The Company's principal subsidiary is Sun National Bank (the "Bank"). At December 31, 2002, the Company had total assets of $2.1 billion, total deposits of $1.7 billion and total shareholders' equity of $145.6 million. The Company's principal business is to serve as a holding company for the Bank. As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

Through the Bank, the Company provides consumer and business banking services through five regional banking groups and 75 community banking centers located in 13 counties in Southern and Central New Jersey, in the contiguous New Castle County market in Delaware, and in Philadelphia, Pennsylvania. Through local management personnel with community knowledge, each regional banking group is comprised of three functional business lines, commercial, small business and community banking that are empowered with localized decision-making to better serve their communities.

The Bank offers comprehensive lending, depository and financial services to its customers and marketplace. The Bank's lending services to businesses include commercial, commercial real estate, and small business loans. The Bank's commercial  deposit  services  include  business  checking  accounts,  and  cash management services such as electronic banking, sweep accounts, lock box services, Internet banking, PC banking and controlled disbursement services. The Bank's lending services to retail customers include home equity loans, residential mortgage loans, and installment loans. The Bank funds these lending activities primarily through retail deposits, repurchase agreements with customers and advances from the Federal Home Loan Bank. The Bank's retail deposit services include checking accounts, savings accounts, money market deposits, certificates of deposit and individual retirement accounts. Through a third-party arrangement, the Bank also offers mutual funds, securities brokerage, annuities and investment advisory services. The Bank also offers equipment leasing and SBA loans and is a designated Preferred Lender with the New Jersey Economic Development Authority.

The Bank made significant progress in 2002 and management believes that the Bank is positioned to become a top performing regional community bank. Difficult economic times for the banking industry during 2002 were compounded by record low rates and shrinking margins that tested balance sheets and portfolios. The Bank not only weathered these challenges but also saw the success of its repositioning strategy improve performance across the Company. The Bank's regionalized and relationship banking approach combined with basic banking fundamentals are reflected by the improved performance in growth of loans, deposits and non-interest income.

The following discussion focuses on the major components of the Company's operations and presents an overview of the significant changes in the results of operations for the past three years and financial condition during the past two fiscal years. This discussion should be reviewed in conjunction with the Consolidated Financial Statements and notes thereto presented elsewhere in this Annual Report.

RESULTS OF OPERATIONS

Net income for the year ended December 31, 2002 was $10.4 million, or $0.83 per share, in comparison to $1.3 million, or $0.12 per share for the year ended December 31, 2001. As more fully described below, the 681.5% increase in net income was attributable to an increase in net interest income of $8.3 million, a decrease in provision for loan losses of $3.6 million, an increase in non-interest income of $2.7 million and the elimination of goodwill amortization during 2002 of $3.6 million. These increases to net income were partially offset by an increase in non-interest expense of $970,000 and an increase in income tax expense of $4.5 million compared to the results of operations for 2001.

Net income for the year ended December 31, 2001 was $1.3 million, or $0.12 per share, in comparison to $8.8 million, or $0.81 per share for the year ended December 31, 2000. The decrease in net income was attributable to a decrease in net interest income of $4.5 million, an increase in provision for loan losses of $5.2 million and an increase in non-interest expense of $3.5 million. These decreases to net income were partially offset by an increase in non-interest income of $2.3 million and a decrease in income tax expense of $3.5 million.

Net Interest Income. Net interest income is the most significant component of the Company's income from operations. Net interest income is the difference between interest earned on interest-earning assets (primarily loans and investment securities) and interest paid on interest-bearing liabilities (primarily deposits and borrowed funds). Net interest income depends on the volume and interest rate earned on interest-earning assets and the volume and interest rate paid on interest-bearing liabilities.

The following table sets forth a summary of average daily balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.

                                                                       Years Ended December 31,
                                      ------------------------------------------------------------------------------------------
                                                   2002                          2001                           2000
                                      --------------------------    ----------------------------    ----------------------------
                                                           Avg.                           Avg.                            Avg.
                                        Average            Yield/      Average            Yield/      Average             Yield/
                                        Balance   Interest Cost        Balance   Interest Cost        Balance   Interest  Cost
                                        -------   ------- -----        -------   -------- ----        -------   --------  ----
Loans receivable (1), (2):
  Commercial and industrial             $991,715  $70,134  7.07%      $882,464  $71,866    8.14%     $824,669  $73,834   8.95%
  Home equity                             32,756    1,651  5.04         23,847    1,956    8.20        25,370    2,621  10.33
  Second mortgage                         51,751    3,874  7.49         41,847    3,392    8.11        31,054    2,553   8.22
  Residential real estate                 50,542    3,384  6.70         53,572    3,985    7.44        52,122    4,171   8.00
  Installment                             55,508    4,779  8.61         60,118    5,401    8.98        54,106    5,174   9.56
                                       ---------  -------           ----------  -------            ----------  -------
        Total loans receivable         1,182,272   83,822  7.09      1,061,848   86,600    8.16       987,321   88,353   8.95
  Investment securities (3)              682,433   29,346  4.30        692,927   39,423    5.69       893,268   62,661   7.01
  Interest-bearing deposit with banks     10,318       88  0.85         12,013      323    2.69         5,095      417   8.18
  Federal funds sold                      44,891      703  1.57         39,388    1,468    3.73         8,779      595   6.78
                                      ---------   -------           ----------  -------            ----------  -------
    Total interest-earning assets      1,919,914  113,959  5.94      1,806,176  127,814    7.08     1,894,463  152,026   8.02

Non-interest-earning assets:
  Cash and due from banks                 60,705                        62,837                         62,443
  Bank properties and equipment           28,634                        28,865                         30,570
  Goodwill and intangible assets          40,076                        49,071                         57,039
  Other assets, net                       28,366                        17,746                         (4,625)
                                      ----------                    ----------                     ----------
     Total non-interest-earning assets   157,781                       158,519                        145,427
                                      ----------                    ----------                     ----------
        Total assets                  $2,077,695                    $1,964,695                     $2,039,890
                                      ==========                    ==========                     ==========

Interest-bearing deposit accounts:
  Interest-bearing demand deposits    $  584,808   10,789  1.84     $  431,196   12,412    2.88    $  336,773   12,321   3.66
  Savings deposits                       314,208    6,821  2.17        214,849    5,929    2.76       154,091    3,418   2.22
  Time deposits                          449,438   17,493  3.89        593,352   33,917    5.72       643,971   37,310   5.79
                                      ----------  -------           ----------  -------            ----------  -------
         Total interest-bearing
           deposits                    1,348,454   35,103  2.60      1,239,397   52,258    4.22     1,134,835   53,049   4.67
                                      ----------  -------           ----------  -------            ----------  -------
Borrowed money:
  Repurchase agreements with
    customers                             74,602      739  0.99         82,318    2,436    2.96        79,224    4,446   5.61
  Repurchase agreements with FHLB              -        -     -        129,098    6,456    5.00       334,007   21,354   6.39
  FHLB advances                          147,130    7,347  4.99         52,789    3,413    6.47        73,101    4,629   6.33
  Federal funds purchased                    682       15  2.20            534       30    5.62         5,790      441   7.62
  Other borrowed money                     3,242      171  5.27          1,160       36    3.10         1,160       52   4.48
                                      ----------  -------           ----------  -------            ----------  -------
         Total borrowed money            225,656    8,272  3.67        265,899   12,371    4.65       493,282   30,922   6.27
Guaranteed preferred beneficial
  interest in Company's
  subordinated debt                       55,536    4,481  8.07         57,327    5,438    9.49        57,344    5,437   9.48
                                      ----------  -------           ----------  -------            ----------  -------
          Total interest-bearing
            liabilities                1,629,646   47,856  2.94      1,562,623   70,067    4.48     1,685,461   89,408   5.30
                                      ----------  -------           ----------  -------            ----------  -------

Non-interest-bearing demand deposits     287,164                       265,569                        245,989
Other liabilities                         24,788                        10,299                          9,273
                                      ----------                    ----------                     ----------
           Non-interest-bearing
             liabilities                 311,952                       275,868                        255,262
                                      ----------                    ----------                     ----------
                 Total liabilities     1,941,598                     1,838,491                      1,940,723
                                      ----------                    ----------                     ----------
Shareholders' equity                     136,097                       126,204                         99,167
                                      ----------                    ----------                     ----------
  Total liabilities and
    shareholders' equity              $2,077,695                    $1,964,695                     $2,039,890
                                      ==========                    ==========                     ==========
Net interest income                               $66,103                       $57,747                        $62,618
                                                  =======                       =======                        =======

Interest rate spread (4)                                   3.00%                           2.60%                         2.72%
                                                         ======                          ======                        ======
Net yield on interest-earning assets(5)                    3.44%                           3.20%                         3.31%
                                                         ======                          ======                        ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                            117.81%                         115.59%                       112.40%
                                                         ======                          ======                        ======

--------------------------------------------------------------------------------
(1) Average balances include non-accrual loans (see "Non-Performing and Problem Assets").
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                               Years Ended December 31,
                                        -------------------------------------------------------------------------
                                                        2002 vs. 2001                    2001 vs. 2000
                                        -------------------------------------   ---------------------------------
                                                   Increase (Decrease)                 Increase (Decrease)
                                                          Due to                             Due to
                                        -------------------------------------   ---------------------------------
                                               Volume       Rate        Net        Volume      Rate        Net
                                             --------    --------    --------    --------    --------    --------
Interest income:
  Loans receivable:
     Commercial and industrial               $  8,330    $(10,062)   $ (1,732)   $  4,970    $ (6,938)   $ (1,968)
     Home equity                                  592        (897)       (305)       (150)       (515)       (665)
     Second mortgage                              756        (274)        482         876         (37)        839
     Residential real estate                     (217)       (384)       (601)        114        (300)       (186)
     Installment                                 (403)       (219)       (622)        553        (326)        227
                                             --------    --------    --------    --------    --------    --------
        Total loans receivable                  9,058     (11,836)     (2,778)      6,363      (8,116)     (1,753)
  Investment securities                          (589)     (9,488)    (10,077)    (12,613)    (10,625)    (23,238)
  Interest-bearing deposit with banks             (40)       (195)       (235)        311        (405)        (94)
  Federal funds sold                              182        (947)       (765)      1,248        (375)        873
                                             --------    --------    --------    --------    --------    --------
    Total interest-earning assets            $  8,611    $(22,466)   $(13,855)   $ (4,691)   $(19,521)   $(24,212)
                                             --------    --------    --------    --------    --------    --------
Interest expense:
  Deposit accounts:
     Demand deposits                         $    301    $ (1,924)   $ (1,623)   $  3,036    $ (2,945)   $     91
     Savings deposits                           1,043        (151)        892       1,551         960       2,511
     Time deposits                             (7,093)     (9,331)    (16,424)     (2,899)       (494)     (3,393)
                                             --------    --------    --------    --------    --------    --------
         Total deposits accounts               (5,749)    (11,406)    (17,155)      1,688      (2,479)       (791)
  Borrowings:
     Repurchase agreements with customers        (210)     (1,487)     (1,697)        167      (2,177)     (2,010)
     Repurchase agreements with FHLB           (6,456)       --        (6,456)    (10,994)     (3,904)    (14,898)
     FHLB advances                              3,834         100       3,934      (1,312)         96      (1,216)
     Federal funds purchased                       (2)        (13)        (15)       (316)        (95)       (411)
     Other borrowed money                          97          38         135        --           (16)        (16)
                                             --------    --------    --------    --------    --------    --------
         Total borrowed money                  (2,737)     (1,362)     (4,099)    (12,455)     (6,096)    (18,551)
  Guaranteed preferred beneficial
   interest in Company's subordinated debt       (166)       (791)       (957)          1        --             1
                                             --------    --------    --------    --------    --------    --------
    Total interest-bearing liabilities       $ (8,652)   $(13,559)   $(22,211)   $(10,766)   $ (8,575)   $(19,341)
                                             --------    --------    --------    --------    --------    --------
Net change in interest income                $ 17,263    $ (8,907)   $  8,356    $  6,075    $(10,946)   $ (4,871)
                                             ========    ========    ========    ========    ========    ========

The increase in net interest income (on a tax-equivalent basis) of $8.4 million from the year ended December 30, 2002 compared to the year ended December 30, 2001 was due to a $22.2 million decrease in interest expense partially offset by a $13.9 million decrease in interest income (on a tax-equivalent basis). Net yield on interest-earning assets increased to 3.44% in 2002 from 3.20% in 2001. Net interest spread increased 40 basis points in 2002 compared to 2001. In the lower interest rate environment which characterized 2002 compared to 2001, the Company achieved a decline in funding cost of 154 basis points which exceeded the decline in earning asset yields of 114 basis points.

Net interest income (on a tax-equivalent basis) increased $8.4 million or 14.5% to $66.1 million for 2002 compared to $57.7 million for 2001. This increase was due to a combination of decreased interest rates, increased average interest-earning assets and decreased average time deposits and total borrowed money. The decline in interest rates contributed to a decrease of $22.5 million of interest income on total interest-earning assets, offset by a decrease of $13.6 million of interest expense on total interest-bearing liabilities, for a net decrease in net interest income of $8.9 million. Of the total increase in net interest income, $17.3 million was from the volume component. An increase in average interest-earning assets from $1.8 billion for 2001 to $1.9 billion for 2002 increased net interest income by $8.6 million. An increase of $7.1 million was due to the decrease in average time deposits from $593.4 million for 2001 to $449.4 million for 2002 and a $2.7 million increase was due to the decrease in average total borrowed money from $265.9 million for 2001 to $225.7 million for 2002. These increases were partially offset by a decrease of $1.3 million due to an increase in average core deposit accounts from $646.0 million for 2001 to $899.0 million for 2002.

Interest income (on a tax-equivalent basis) decreased $13.9 million, or 10.8% to $114.0 million for the year ended December 31, 2002 compared to $127.8 million for the same period in 2001. The decrease in interest income was due to the continued decline in interest rates, which lowered the yield on average interest-earning assets by 114 basis points. Interest income (on a tax-equivalent basis) on investment securities decreased $10.1 million caused by a decrease in yield of 139 basis points and a decrease in the average balance from $692.9 million for 2001 to $682.4 million for 2002. The increase in average balance of loans receivable from $1.06 billion for 2001 to $1.20 billion for 2002 produced an increase in interest income of $9.1 million, which was offset by the decrease in yield of 107 basis points with a decrease in interest income of $11.8 million. In addition, interest income on interest-bearing deposits with banks and federal funds sold decreased an aggregate $1.0 million primarily due to a decrease in yield of 184 and 216 basis points, respectively.

Interest expense decreased $22.2 million, or 31.7% to $47.9 million for the year ended December 31, 2002 compared to $70.1 million for the same period in 2001. The decrease in interest expense was due primarily to the overall decrease in market interest rates, the change in the mix of deposits between core and time deposits, and the mix of borrowed money. The change in interest rates decreased overall cost of funds by 154 basis points, or $13.6 million. The change in the mix of deposits is the result of the Company's relationship pricing strategy that has favorably increased the deposit mix to a higher concentration of lower costing core deposits. The decrease in the average balance of time deposits from $593.4 million for 2001 to $449.4 million for 2002 resulted in the decrease in the volume component of interest expense of $7.1 million. The decrease in the average balance of time deposits was partially offset with an increase in the average balance of core deposits from $646.0 million for 2001 to $899.0 million for 2002, resulting in the increase in the volume component of interest expense of $1.3 million. A $4.1 million decrease in the borrowed money component of interest expense was the result of the change in interest rates that decreased the overall cost of funds by 98 basis points, or $1.4 million, and the planned lengthening of the aggregate terms of borrowed money, primarily FHLB advances, to match the longer-term assets added during the period. During 2001, the Company fully paid off repurchase agreements with the FHLB, resulting in a decrease of interest expense of $6.5 million.

For 2001, net interest income (on a tax-equivalent basis) decreased $4.9 million, or 7.8% to $57.7 million for 2001 compared to $62.6 million for 2000. This decrease was primarily due to the rate component that decreased net interest income by $10.9 million, due to the market interest rate declines during 2001. From the volume component, a $6.1 million increase was due primarily to the decrease in average interest-bearing liabilities from $1.7 billion for 2000 to $1.6 billion for 2001, partially offset by the decrease in average interest-earning assets from $1.9 billion for 2000 to $1.8 billion for 2001. Additionally, the net yield on interest-earning assets of 3.20% for 2001 decreased from 3.31% for 2000. This was due to the effect of market interest rate decreases and the mix of interest-earning assets and interest-bearing liabilities which reduced the interest rate spread to 260 basis points in 2001 from 272 basis points in 2000.

Provision for Loan Losses. The Company recorded a provision for loan losses of $4.2 million for 2002, a decrease of $3.6 million compared to a provision of $7.8 million for 2001. The larger 2001 provision was primarily a result of loan portfolio growth ($216,000) and deterioration of several loans ($3.1 million) and to a lesser extent, portfolio maturation and the impact on the Company of the overall slowing trends of the national and regional economy. Net charge-offs were $4.9 million for the year ended December 31, 2001 compared to net charge-offs of $1.1 million for the year ended December 31, 2002. The ratio of allowance for loan losses to total loans increased to 1.33% at December 31, 2002 compared to 1.21% at December 31, 2001 and 1.01% at December 31, 2000. Management regularly performs an analysis to identify the inherent risk of loss in its loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, delinquencies, and other factors.

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

Non-Interest Income. Non-interest income increased $2.7 million, or 25.3% for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase was primarily due to a $2.1 million increase in gain on sale of investment securities. The Company reported a $2.5 million gain on sale of investment securities during 2002 compared to a $396,000 gain on sale of investment securities during 2001.

Non-interest income increased $2.3 million, or 28.5% for the year ended December 31, 2001 compared to the year ended December 31, 2000. The increase was primarily due to a $1.7 million increase in service charges on deposit accounts resulting primarily from the 9.2% increase in average balance of deposits and increased fees. During 2001, the Company continued to focus on reducing borrowings and increasing liquidity and capital primarily through a reduction of its securities portfolio. The Company reported a $396,000 gain on sale of investment securities during 2001 and reported a $311,000 loss on sale of investment securities during 2000.

Non-Interest Expenses. Non-interest expenses increased approximately $970,000, or 1.7% to $59.0 million for the year ended December 31, 2002 as compared to $58.0 million for the same period for 2001. Salaries and employee benefits increased $4.0 million, reflecting the effect of the increased staffing in 2001 and early 2002. This was partially offset by the reduction of amortization of goodwill of $3.6 million due to the Company adopting Statement of Financial Accounting Standards ("SFAS") No. 147 in the fourth quarter of 2002. The adoption of SFAS No. 147 results in the Company ceasing amortization on approximately $19.7 million of goodwill. For additional information about the adoption of SFAS 147, see Notes 2 and 10 of the Notes to Consolidated Financial Statements.

Non-interest expenses increased approximately $3.5 million, or 6.5% to $58.0 million for the year ended December 31, 2001 as compared to $54.4 million for the same period for 2000. This increase is primarily due to an increase in other expenses of $1.9 million, salaries and employee benefits of $1.2 million, and occupancy expense of $646,000. Included in other expenses is $1.0 million in consulting fees relating to 2001 management initiatives for technology, risk management, branch optimization and the Company's Process & Profit Improvement program. Salaries and benefits increased due to additional key positions hired during the year reflecting the Company's focus on building a business banking team to meet the needs of the small business market, expansion of the Commercial and Retail Banking Divisions, additional support within Credit Administration and other various operational and administrative support staff. The increase in occupancy expense is a result of a bank wide branch maintenance program initiated in 2001.

Income Tax Expense. Income taxes increased $4.5 million, from $156,000 for year ended December 31, 2001 to $4.7 million for the year ended December 31, 2002. The increase was due to a larger 2002 pretax income. In addition, the Company's effective tax rate increased due the proportion of tax-free municipal income to income before taxes. Due to a decrease in pretax income in 2001, income taxes decreased $3.5 million, from $3.6 million to $156,000 for the years ended December 31, 2000 and December 31, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A major source of the Company's funding is its retail deposit branch network, which management believes will be sufficient to meet the Company's long-term liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans as well as sales and maturities of investment securities, while additional funds can be obtained from a variety of sources including federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances, loan sales or participations and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will be secondary sources of funding, and management expects there to be adequate collateral for such funding requirements.

The Company's primary uses of funds are the origination of loans, the funding of the Company's maturing certificates of deposit, deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the 12 months ending December 31, 2003 total $286.5 million. The Company has implemented a core deposit relationship strategy that places less reliance on certificates of deposits as a funding source. The Company will continue to price certificates of deposit for retention, however, based on market conditions and other liquidity considerations, it may avail itself of the secondary borrowings discussed above.

The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $65.6 million at December 31, 2002, the Company has additional secured borrowing capacity with the FHLB of approximately $75 million and other sources of approximately $57 million. Management will continue to monitor the Company's liquidity and maintain it at a level that is adequate but not excessive.

Net cash provided by operating activities for the year ended December 31, 2002 totaled $23.2 million, compared to $23.3 million for the year ended December 31, 2001 and $16.3 million for the year ended December 31, 2000.

During 2002, the primary source of funds for the increase in lending activities of $132.7 million was an increase in deposits of $118.1 million and an increase in net borrowings of $45.2 million. Net cash used in investing activities for the year ended December 31, 2002 totaled $202.1 million, compared to net cash provided by investing activities for the year ended December 31, 2001 of $71.0 million. The change was primarily due to an increase in the purchase of
investment   securities  of  $113.0  million,  a  decrease  in  the  maturities, prepayments  and calls of  securities  of $131.7  million and a net  increase in loans of $67.1 million. These were partially offset by an increase in the proceeds from the sale of securities of $58.2 million. Net cash provided by financing activities for the year ended December 31, 2002 totaled $165.4 million, compared to net cash used by financing activities of $84.9 million for the year ended December 31, 2001. The change was primarily a result of an increase of $292.4 million of net repayments under lines of credit and repurchase agreements, partially offset by a reduced net increase in deposits of $57.7 million.

Net cash provided by investing activities for the year ended December 31, 2001 totaled $71.0 million, an increase of $79.9 million compared to net cash used for the year ended December 31, 2000 of $8.9 million. This continued to reflect the Company's overall balance sheet and liquidity management process. The increase was primarily due to an increase in the maturities, prepayments and calls of investment securities of $519.7 million, an increase in the sale of investment securities of $40.4 million and a reduced net increase in loans of $69.1 million. These increases in cash provided were partially offset by a $552.9 million increase in the purchase of investment securities.

Net cash used by financing activities for the year ended December 31, 2001 totaled $84.9 million, compared to net cash provided by financing activities of $7.2 million for the year ended December 31, 2000. The increase was primarily the result of an increase of $120.0 million of net repayments under lines of credit and repurchase agreements and a decrease in deposits resulting from a branch sale in the fourth quarter 2001 of $14.3 million. These were partially offset by an increase in deposits of $56.3 million. The increase in deposits reflects the Company's successful implementation of a customer relationship strategy for both loans and deposits.

Management has developed a capital plan for the Company and the Bank that should allow the Company and the Bank to grow capital internally at levels sufficient for achieving its growth projections and operating and financial risks. The principal components of the capital plan are to generate additional capital through retained earnings through internal growth, access the capital markets for external sources of capital such as common equity or trust preferred securities when necessary or appropriate, redeem existing capital instruments and refinance such instruments at lower rates when conditions permit and maintain capital sufficient for safe and sound operations. It is the Company's intention to maintain "well-capitalized" risk-based capital levels. The Company has also considered a plan for contingency capital needs, and when appropriate, the Company's Board of Directors may consider various capital raising alternatives. Our capital plan is not expected to have a material impact on our liquidity. The following table sets forth the risk-based capital levels at December 31, 2002 for the Company and the Bank.

                                                                                      To Be Well-Capitalized
                                                                     Required for          Under Prompt
                                                                   Capital Adequacy     Corrective Action
At December 31, 2002                              Actual               Purposes             Provisions
                                           ------------------------------------------------------------------
                                               Amount    Ratio       Amount   Ratio        Amount    Ratio
                                               ------    -----       ------   -----        ------    -----
  Total Capital (to Risk-Weighted Assets):
    Sun Bancorp, Inc                         $176,688    12.15%    $116,224    8.00%          N/A
    Sun National Bank                        $165,322    11.39%    $116,021    8.00%     $145,026    10.00%
  Tier I Capital (to Risk-Weighted Assets):
    Sun Bancorp, Inc                         $147,459    10.14%    $ 58,112    4.00%          N/A
    Sun National Bank                        $148,639    10.24%    $ 58,010    4.00%     $ 87,016     6.00%
  Leverage Ratio:
    Sun Bancorp, Inc                         $147,459     6.84%    $ 86,291    4.00%          N/A
    Sun National Bank                        $148,639     6.97%    $ 85,244    4.00%     $106,556     5.00%

As part of its capital plan, the Company maintains trust preferred securities of $46.7 million at December 31, 2002 that qualify as Tier 1 or core capital of the Company, subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve. The portion that exceeds the 25% capital limitation amounting to $12.6 million at December 31, 2002 qualifies as Tier 2, or supplementary capital of the Company.

Asset and Liability Management

The Company's exposure to interest rate risk results from the difference in maturities and repricing characteristics of the interest-earning assets and interest-bearing liabilities and the volatility of interest rates. If the Company's assets have shorter maturity or repricing terms than its liabilities, the Company is asset sensitive and its earnings will tend to be negatively affected during periods of declining interest rates. Conversely, this mismatch would benefit the Company during periods of increasing interest rates. Management monitors the relationship between the interest rate sensitivity of the Company's assets and liabilities. During 2002, while the Company was asset sensitive for the majority of the year and interest rates were declining, the interest rate component negatively affected net interest income by $8.9 million. This decrease in net interest income was exceeded by the increase in the volume component positively affecting net interest income by $17.2 million, resulting in a net increase of net interest income of $8.3 million.

Gap Analysis

Banks are concerned with the extent to which they are able to match maturities or repricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring a bank's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. On a monthly basis, the Company and Bank monitor their gap, primarily their six-month and one-year maturities.

The Asset/Liability Committee of the Board of Directors discuss, among other things, interest rate risk of the Company and the Bank. Management uses simulation models to measure the impact of potential changes of up to 300 basis points in interest rates on net interest income. Sudden changes to interest rates should not have a material impact to results of operations. Should the Bank experience a positive or negative mismatch in excess of the approved range, it has a number of remedial options. The Bank has the ability to reposition its investment portfolio to include securities with more advantageous repricing and/or maturity characteristics. It can attract variable- or fixed-rate loan products as appropriate. The Bank can also price deposit products to attract deposits with maturity characteristics that can lower its exposure to interest rate risk.

During most of 2002, the Company was asset sensitive. At December 31, 2002, the Company had a negative position with respect to its exposure to interest rate risk maturing or repricing within one year. Total interest-bearing liabilities maturing or repricing within one year exceeded interest-earning assets maturing or repricing during the same time period by $33.4 million, representing a negative cumulative one-year gap ratio of 1.58%. As a result, the cost of interest-bearing liabilities of the Company should adjust to changes in interest rates at a faster rate than yield on interest-earning assets of the Company.

The following table the maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2002. All amounts are categorized by their actual maturity or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits into categories noted below, based on the estimated duration of those deposits.

                                                           Maturity/Repricing Time Periods
                                             0-3 Months  4-12 Months  1-5 Years  Over 5 Years    Total
                                             ----------  -----------  ---------  ------------    -----
Loans receivable                               $386,191     $187,385   $608,907     $ 50,933  $1,233,416
FHLB interest-bearing deposit                     2,435            -          -            -       2,435
Investment securities                           142,194      126,667    355,978      101,733     726,572
Federal funds sold                                  138            -          -            -         138
                                               --------     --------   --------     --------  ----------
  Total interest-earning assets                 530,958      314,052    964,885      152,666   1,962,561
                                               --------     --------   --------     --------  ----------
Interest-bearing demand deposits                234,220       91,014    273,407       28,753     627,394
Savings deposits                                 28,133       77,480    203,666       19,229     328,508
Time certificates                               111,217      176,337    123,248        1,325     412,127
Federal Home Loan Bank advances                   4,349       33,322     96,825        7,764     142,260
Other borrowed funds                              1,160            -          -            -       1,160
Securities sold under agreements to
     repurchase                                  61,860            -          -            -      61,860
Guaranteed preferred beneficial interest in
     Company's subordinated debt                      -       59,274          -            -      59,274
                                               --------     --------   --------     --------  ----------
  Total interest-bearing liabilities            440,939      437,427    697,146       57,071   1,632,583
                                               --------     --------   --------     --------  ----------
Periodic Gap                                   $ 90,019   $ (123,375)  $267,739     $ 95,595   $ 329,978
                                               ========   ==========   ========     ========   =========
Cumulative Gap                                 $ 90,019   $  (33,356)  $234,383     $329,978
                                               ========   ==========   ========     ========
Cumulative Gap Ratio                               4.26%       (1.58%)    11.10%       15.63%
                                               ========   ==========   ========     ========

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

FINANCIAL CONDITION

The Company's assets increased by $182.7 million, or 9.5% from $1.93 billion at December 31, 2001 to $2.11 billion at December 31, 2002. In 2002, the Company continued to reposition and control the growth of the balance sheet while enhancing its overall liquidity, interest rate risk profile and capital position, and continuing the growth of its core businesses through an increase in loans and deposits. The Company increased net loans receivable by $127.4 million, investment securities by $75.6 million, deposits by $118.1 million, and advances from the FHLB by $68.3 million, while decreasing federal funds sold by $11.4 million and repurchase agreements by $23.1 million. Total capital increased by $15.7 million, or 12.1% from $130.0 million at December 31, 2001 to $145.6 million at December 31, 2002.

Loans. Net loans receivable increased $127.4 million, or 11.7%, from December 31, 2001 to December 31, 2002, due primarily to internally generated growth in commercial loans, small business loans and home equity loans, offset by a decrease in mortgage loans and installment loans. Commercial and small business loans increased $132.7 million, or 14.6% and home equity loans increased $20.7 million. The increase in commercial and small business loans was a result of a total team effort from three major business lines across five regional community banking groups. These groups emphasize quick-response and local decision-making resulting in continued competitive pricing and servicing of all commercial loans. As interest rates continued to decline during 2002, the Bank's mostly fixed rate products, mortgages and installment loans, have decreased by $23.0 million, partially offset by floating or adjustable rate home equity products which increased $20.7 million.

The Company uses third-party loan correspondents to originate residential mortgages that are subsequently sold into the secondary market. These loans are originated using the investor's underwriting standards, rates and terms, and are approved according to the investor's lending policy prior to origination. Prior to closing, the Company generally has commitments to sell these loans with servicing released, at par and without recourse, in the secondary market. Secondary market sales are generally scheduled to close shortly after origination. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated.

ANALYSIS OF LOAN PORTFOLIO

                                                                         At December 31,
                            --------------------------------------------------------------------------------------------------------
                                    2002                  2001                 2000                    1999               1998
                            --------------------  -------------------  -----------------  ---------    -----     -------------------
                              Amount       %       Amount       %      Amount      %         Amount        %       Amount        %
                           ----------    ------  ----------    -----    --------  -----      --------   ------     --------   ------
Type of Loan:
  Commercial and
    industrial             $1,043,885     85.77  $  911,145    83.62  $  869,088  84.23      $750,707    83.32     $548,646   79.52
  Home equity                  44,603      3.67      23,854     2.19      24,613   2.38        26,619     2.96       31,068    4.50
  Second mortgage              47,458      3.90      49,047     4.50      35,056   3.40        27,448     3.05       21,803    3.16
  Residential real estate      43,375      3.56      55,282     5.07      54,140   5.25        52,986     5.88       48,119    6.97
  Installment                  54,095      4.45      63,609     5.84      59,433   5.76        51,633     5.73       47,359    6.86
Less:  Loan loss
         allowance            (16,408)    (1.35)    (13,332)   (1.22)    (10,486) (1.02)       (8,472)   (0.94)      (6,993)  (1.01)
                           ----------    ------  ----------    -----  ---------- ------      --------   ------     --------   ------
  Net loans                $1,217,008    100.00  $1,089,605   100.00  $1,031,844 100.00      $900,921   100.00     $690,002  100.00
                           ==========    ======  ==========   ======  ========== ======      ========   ======     ========  ======
Type of Security:
  Residential real estate:
    1-4 family             $  166,495     13.67  $  146,157    13.41  $  143,973  13.96      $118,837    13.19     $123,263   17.87
    Other                      88,465      7.27     108,437     9.95      83,615   8.10         8,954     0.99        9,726    1.41
  Commercial real estate      721,658     59.30     599,027    54.98     576,365  55.86       199,437    22.14      242,700   35.17
  Commercial business loans   210,374     17.29     199,103    18.27     183,130  17.75       528,513    58.66      269,406   39.06
  Consumer                     36,333      2.99      36,640     3.36      40,879   3.96        38,817     4.31       40,362    5.85
  Other                        10,091      0.83      13,573     1.25      14,368   1.39        14,835     1.65       11,538    1.67
Less:  Loan loss
         allowance            (16,408)    (1.35)    (13,332)   (1.22)    (10,648) (1.02)       (8,472)   (0.94)      (6,993)  (1.01)
                           ----------    ------  ----------   ------  ---------- ------      --------   ------     --------  ------
  Net loans                $1,217,008    100.00  $1,089,605   100.00  $1,031,844 100.00      $900,921   100.00     $690,002  100.00
                           ==========    ======  ==========   ======  ========== ======      ========   ======     ========  ======

The following table sets forth the estimated maturity of the Company's loan portfolio at December 31, 2002. The table does not include prepayments or scheduled principal payments. Adjustable rate mortgage loans are shown as maturing based on contractual maturities.

                                        Due       Due after                     Allowance
                                      Within      1 through     Due after          for
                                      1 year       5 years       5 years        Loan Loss        Total
                                   -----------    ----------   -----------      ---------     ----------
Commercial and industrial             $210,781      $452,716      $380,388       $(14,806)    $1,029,079
Home equity                                 79         1,044        43,480           (263)        44,340
Second mortgage                          1,272        18,514        27,672           (277)        47,181
Residential real estate                  5,534         1,100        36,741           (265)        43,110
Installment                             10,098        13,000        30,997           (797)        53,298
                                      --------      --------      --------       --------     ----------
                                      $227,764      $486,374      $519,278       $(16,408)    $1,217,008
                                      ========      ========      ========       ========     ==========

The following table sets forth the dollar amount of all loans due after December 31, 2003 which have pre-determined interest rates and which have floating or adjustable interest rates.

                                              Floating or
                                               Adjustable
                                Fixed Rates      Rates         Total
                                -----------   -----------    ----------
Commercial and industrial         $404,564      $428,540     $  833,104
Home equity                              -        44,524         44,524
Second mortgage                     46,186             -         46,186
Residential real estate             30,243         7,598         37,841
Installment                         39,512         4,485         43,997
                                  --------      --------     ----------
                                  $520,505      $485,147     $1,005,652
                                  ========      ========     ==========


Non-Performing and Problem Assets

Loan Delinquencies. The Company's collection procedures provide for a late charge assessment after a commercial loan is 10 days past due, or a residential mortgage loan is 15 days past due. The Company contacts the borrower by mail or telephone and payment is requested. If the delinquency continues, subsequent efforts are made to contact the borrower. If the loan continues to be delinquent for 90 days or more, the Company usually initiates foreclosure proceedings unless other repayment arrangements are made. Delinquent loans are reviewed on a case-by-case basis in accordance with the lending policy.

Interest accruals are generally discontinued when a loan becomes 90 days past due or when collection of principal or interest is considered doubtful. When interest accruals are discontinued, interest credited to income in the current year is reversed, and interest accrued in the prior year is charged to the allowance for loan losses. Generally, commercial loans are charged off no later than 120 days delinquent unless the loan is well secured and in the process of collection or other extenuating circumstances support collection. Residential real estate loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Restructured Loans. During 2002, the Company classified two credits aggregating $13.5 million as restructured loans within the definition of SFAS No. 15. These loans have had a temporary modification of terms to provide near-term cash flow relief to the borrowers. At December 31, 2002, these loans, as restructured, were current, fully performing and well collateralized. These loans were not classified as non-accrual and were not considered non-performing. Interest income that would have been recorded on these restructured loans, under the original terms of such loans, would have totaled $390,000 for the year ended December 31, 2002. Interest income recognized on these loans was $263,000 for the year ended December 31, 2002.

Potential Problem Loans. At December 31, 2002, there were two commercial loan relationships aggregating $7.0 million for which payments are current, but where the borrowers were experiencing financial difficulties, that were not classified as non-accrual and were not considered non-performing. At December 31, 2002, these loans were current and well collateralized.

Non-Performing Assets. Total non-performing assets increased $2.4 million from $11.0 million at December 31, 2001 to $13.4 million at December 31, 2002. The ratio of non-performing assets to net loans increased to 1.10% at December 31, 2002 compared to 1.02% at December 31, 2001. The following table sets forth information regarding loans that are delinquent 90 days or more. Management of the Company believes that all loans accruing interest are adequately secured and in the process of collection.

Non-Performing Assets

                                                                                          At December 31,
                                                                -------------------------------------------------------
                                                                       2002       2001       2000       1999       1998
                                                                    -------    -------    -------    -------    -------
Loans accounted for on a non-accrual basis:
      Commercial and industrial                                     $ 8,879    $ 8,007    $ 2,933    $ 2,085    $   979
      Home equity                                                        14        201         65          8        241
      Second mortgage                                                   100        130         38          5         81
      Residential real estate                                           593        735        430        250        182
      Installment                                                       377         50        240        232        125
                                                                    -------    -------    -------    -------    -------
    Total                                                           $ 9,963    $ 9,123    $ 3,706    $ 2,580    $ 1,608
                                                                    =======    =======    =======    =======    =======

Accruing loans that are contractually past due 90 days or more:
      Commercial and industrial                                     $ 1,837    $   425    $   114    $   880    $   202
      Home equity                                                        30         42         36        339        252
      Second mortgage                                                   122        190        153         54        134
      Residential real estate                                           401        295        540        303        230
      Installment                                                       115        146        332        226         68
                                                                    -------    -------    -------    -------    -------
    Total                                                           $ 2,505    $ 1,098    $ 1,175    $ 1,802    $   886
                                                                    =======    =======    =======    =======    =======

    Total non-accrual and 90-day past due loans                     $12,468    $10,221    $ 4,881    $ 4,382    $ 2,494
    Real estate owned                                                   904        898      1,179        535        292
                                                                    -------    -------    -------    -------    -------
    Total non-performing assets                                     $13,372    $11,119    $ 6,060    $ 4,917    $ 2,786
                                                                    =======    =======    =======    =======    =======

    Total non-accrual and 90-day past due loans to net loans           1.02%      0.94%      0.47%      0.49%      0.36%
    Total non-accrual and 90-day past due loans to total assets        0.59%      0.53%      0.24%      0.22%      0.16%
    Total non-performing assets to net loans                           1.10%      1.02%      0.59%      0.55%      0.40%
    Total non-performing assets to total assets                        0.63%      0.58%      0.30%      0.25%      0.18%
    Total allowance for loan losses to total non-performing loans    131.60%    130.44%    214.83%    193.34%    280.39%


Interest income that would have been recorded on loans on non-accrual status, under the original terms of such loans, would have totaled $984,000 for the year ended December 31, 2002.

Real Estate Owned. Real estate acquired by the Company as a result of foreclosure and bank properties and equipment that the Company is holding for sale is classified as real estate owned until such time as it is sold. When real estate is acquired or transferred, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less estimated disposal costs. Any subsequent write-down of real estate owned is charged to operations.

Real estate owned consisted of the following:

                                                                 December 31,
                                                         -----------------------
                                                            2002            2001
                                                            ----            ----
Commercial properties                                       $447            $254
Residential properties                                       148              35
Bank properties                                              309             609
                                                            ----            ----
Total                                                       $904            $898
                                                            ====            ====

An analysis of the activity in real estate owned is as follows:

                                                         For the Years Ended
                                                             December 31,
                                                       -------------------------
                                                         2002             2001
                                                       -------          -------
Balance, beginning of year                             $   898          $ 1,179
Additions                                                1,111              391
Sales                                                     (988)            (363)
Write down                                                (117)            (309)
                                                       -------          -------
Balance, end of year                                   $   904          $   898
                                                       =======          =======


Allowances for Losses on Loans. The Company's allowance for losses on loans increased to $16.4 million or 1.33% of loans at December 31, 2002. Due to loan portfolio growth, portfolio maturation, the deterioration of several loans and the impact on the Company of the national and local economies during 2001, the Company's allowance for losses on loans increased to $13.3 million or 1.21% of loans at December 31, 2001 compared to $10.5 million or 1.01% of loans at December 31, 2000. Provision for loan losses was $4.2 million in 2002, $7.8 million in 2001 and $2.6 million in 2000. Net charge-offs were $1.1 million in 2002, $4.9 million in 2001 and $566,000 in 2000.

It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans. A provision for loan losses is charged to operations based on management's evaluation of the estimated losses that have been incurred in the Company's loan portfolio. Management monitors its allowance for loan losses and on a quarterly basis and makes adjustments to the allowance through the provision for loan losses as economic conditions and other factors indicate. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are

o Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications
o    Nature and volume of loans
o Changes in lending policies and procedures, underwriting standards, collections, charge offs and recoveries
o National and local economic and business conditions, including various market segments
o    Concentrations of credit and changes in levels of such concentrations
o Effect of external factors on the level of estimated credit losses in the current portfolio.

Additionally, historic loss experience over the trailing eight quarters is taken into account. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (SFAS No. 5) and those criticized and classified loans without SFAS No. 114 reserves. As changes in the Company's operating environment occur and as recent loss experience ebbs and flows, the factors for each category of loan based on type and risk rating will change to reflect current circumstances and the quality of the loan portfolio.

Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of its allowance for loan losses is subject to review by its primary regulator, the Office of the Comptroller of the Currency (the "OCC"), as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of the OCC examination.

The following table sets forth information with respect to the Company's allowance for losses on loans at the dates indicated:

                                                                                   At December 31,
                                                                  ---------------------------------------------------
                                                                   2002       2001       2000       1999       1998
                                                                  -------    -------    -------    -------    -------
Allowance for losses on loans, beginning of year                  $13,332    $10,486    $ 8,472    $ 6,993    $ 4,124
Charge-offs:
  Commercial                                                        1,219      4,748        209         15         26
  Mortgage                                                             20          4          8        210        203
  Installment                                                         371        665        384        311         68
                                                                  -------    -------    -------    -------    -------
    Total charge-offs                                               1,610      5,417        601        536        297
                                                                  -------    -------    -------    -------    -------
Recoveries:
  Commercial                                                          457        423          -          -         18
  Mortgage                                                              -          -         25         10          -
  Installment                                                          54         45         10         16         15
                                                                  -------    -------    -------    -------    -------
    Total recoveries                                                  511        468         35         26         33
                                                                  -------    -------    -------    -------    -------
Net charge-offs                                                     1,099      4,949        566        510        264
Allowance acquired with branch purchase                                                                         1,000
Provision for loan losses                                           4,175      7,795      2,580      1,989      2,133
                                                                  -------    -------    -------    -------    -------
Allowance for losses on loans, end of year                        $16,408    $13,332    $10,486    $ 8,472    $ 6,993
                                                                  =======    =======    =======    =======    =======

Net loans charged off as a percent of average loans outstanding      0.09%      0.47%      0.06%      0.06%      0.05%
                                                                  =======    =======    =======    =======    =======

The following table sets forth the allocation of the Company's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                                      At December 31,
                                 -------------------------------------------------------------------------------------------------
                                       2002               2001              2000              1999               1998
                                 -----------------   ----------------  ------------------ -------------------- -------------------
                                        Percent of         Percent of          Percent of          Percent of           Percent of
                                         Loans to           Loans to            Loans to            Loans to             Loans to
                                            Total             Total             Total               Total                Total
                                  Amount    Loans    Amount   Loans    Amount   Loans     Amount    Loans       Amount   Loans
                                  ------    -----    ------   -----    ------   -----     ------    -----       ------   -----
Balance at end of year
applicable to:
  Commercial and industrial      $14,806    84.63%  $11,457   82.62%  $ 8,676   83.38%   $6,994    82.55%        $5,981   78.72%
  Residential real estate            265     3.52       577    5.01       391    5.19       327     5.83            164    6.90
  Home equity                        263     3.62       268    2.16       343    2.36       254     2.93            382    4.46
  Installment                      1,074     8.23     1,030   10.21     1,076    9.07       897     8.69            466    9.92
                                 -------   ------   -------  ------   -------  ------    ------   ------         ------  ------
    Total allowance              $16,408   100.00%  $13,332  100.00%  $10,486  100.00%   $8,472   100.00%        $6,993  100.00%
                                 =======   ======   =======  ======   =======  ======    ======   ======         ======  ======


Investment Securities. A portion of the Company's investment portfolio is held at the Bank's wholly owned subsidiary, Med-Vine, Inc. ("Med-Vine"). Total investment securities, excluding restricted equity securities, increased $75.6 million or 11.7% from $647.6 million at December 31, 2001 to $723.2 million at December 31, 2002.

The Company's investment policy is established by senior management and approved by the Board of Directors. Med-Vine's investment policy is identical to that of the Company. It is based on asset and liability management goals and is designed to provide a portfolio of high quality investments that optimizes interest income within acceptable limits of safety and liquidity. The Company has classified its entire portfolio of debt investment securities as available for sale. As a result, these securities are carried at their estimated fair value based on quoted market prices.

The following table sets forth the carrying value of the Company's portfolio of investment securities available for sale.

                                                                       At December 31,
                             ----------------------------------------------------------------------------------------------------
                                           2002                             2001                              2000
                                           ----                             ----                              ----
                                           Net                               Net                               Net
                                        Unrealized  Estimated             Unrealized Estimated              Unrealized Estimated
                             Amortized    Gains       Fair    Amortized    Gains      Fair     Amortized     Gains      Fair
                               Cost      (Losses)     Value      Cost     (Losses)    Value      Cost       (Losses)    Value
                            --------   --------    --------   --------   --------    --------   --------   --------    --------
U.S. Treasury obligations   $ 54,400     $1,144    $ 55,544   $ 51,809   $    580    $ 52,389   $ 69,406   $     53    $ 69,459
Government agency and
  mortgage-backed            567,200      6,111     573,311    551,584       (481)    551,103    645,090    (15,738)    629,352
securities
Municipal obligations         70,672        996      71,668     43,692       (881)     42,811     49,267       (467)     48,800
Other securities              22,690        (12)     22,678      1,255          -       1,255        948          -         948
                            --------     ------    --------   --------   --------    --------   --------   --------    --------
    Total                   $714,962     $8,239    $723,201   $648,340   $   (782)   $647,558   $764,711   $(16,152)   $748,559
                            ========     ======    ========   ========   ========    ========   ========   ========    ========

During 2002, the Company invested $19.7 million in a Pooled Floating Rate Capital Security, which were classified as other securities.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's portfolio of investment securities available for sale at December 31, 2002. All debt securities are classified as available for sale; therefore, the carrying value is the estimated fair value. Yields on tax-exempt obligations have been calculated on a tax-equivalent basis.

                              One Year or Less  One to Five Years    Five to Ten Years  More than Ten Years        Total
                              ----------------  -----------------    -----------------  -------------------- -----------------
                                        Wtd.               Wtd.                 Wtd.                Wtd.                 Wtd.
                             Carrying   Avg.    Carrying   Avg.      Carrying   Avg.     Carrying   Avg.      Carrying   Avg.
                               Value   Yield     Value    Yield       Value    Yield      Value     Yield      Value    Yield
                               -----   -----     -----    -----       -----    -----      -----     -----      -----    -----
U.S. Treasury obligations    $ 27,506   3.09%   $ 22,406   2.90%     $ 5,632    5.11%          -       -      $ 55,544    3.20%
Government agency and
  mortgage-backed securities  186,006   2.82     349,748   4.00       32,663    4.83     $ 4,894    6.64%      573,311    3.69
Municipal obligations          15,818   1.95      14,646   4.01       25,328    3.97      15,877    5.07        71,668    3.78
Other securities                2,604   0.96      20,074   2.11            -       -           -       -        22,678    1.97
                             --------           --------             -------             -------              --------
    Total                    $231,934   2.77%   $406,873   3.65%     $63,623    4.51%    $20,771    5.44%     $723,201    3.62%
                             ========           ========             =======             =======              ========

Deposits. Consumer and commercial deposits are attracted principally from within the Company's primary market area through offering a wide compliment of deposit products that include checking, savings, money market, certificates of deposits and individual retirement accounts. The deposit strategy stresses the importance of building a relationship with each and every customer. To help facilitate these relationships, the Bank continued during 2002 its relationship pricing strategy that has helped to dramatically increase core deposit growth. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The relationship strategy has enabled the Bank to continue to favorably increase the deposit mix with a higher concentration of core deposits. Management regularly meets to evaluate internal cost of funds, to analyze the competition, to review the Company's cash flow requirements for lending and liquidity and executes any appropriate pricing changes when necessary. The Company does not obtain funds through brokers, nor does it solicit funds outside the states of New Jersey, Delaware or Pennsylvania.

Deposits at December 31, 2002 totaled $1.69 billion, an increase of $118.1 million, or 7.5% over the December 31, 2001 balance of $1.57 billion. Demand deposits, including NOW accounts and money market accounts, increased $145.9 million, or 18.1%, at December 31, 2002, to $949.8 million, compared with December 31, 2001. Savings deposits increased $53.4 million, or 19.4% to $328.5 million at December 31, 2002, from $275.1 million at December 31, 2001. Total certificates of deposit decreased $81.1 million, or 16.4% from December 31, 2001, to $412.1 million at December 31, 2002. The increase in core deposits during 2002 was due to internal growth from the Company's relationship strategy, which during the year included promotional rates on selected money market accounts, as represented in the following table.

                                              For the Years Ended December 31,
                         -------------------------------------------------------------------------
                                   2002                      2001                      2000
                                   ----                      ----                      ----
                            Amount        %           Amount         %           Amount       %
                         ----------    ------      ----------     ------      ----------   ------
Core deposits            $1,278,355      75.6 %    $1,079,079       68.6 %      $781,920     55.4 %
Time deposits               412,127      24.4 %       493,259       31.4 %       628,972     44.6 %
                         ----------    ------      ----------     ------      ----------   ------
    Total deposits       $1,690,462    100.00 %    $1,572,338     100.00 %    $1,410,867   100.00 %
                         ==========    ======      ==========     ======      ==========   ======


The following table sets forth average deposits by various types of demand and time deposits:

                                                             For the Years Ended December 31,
                                          ------------------------------------------------------------------------
                                                    2002                    2001                    2000
                                                    ----                    ----                    ----

                                             Amount     Avg. Cost     Amount    Avg. Cost     Amount    Avg. Cost
                                             ------     ---------     ------    ---------     ------    ---------
Non-interest-bearing demand deposits          $287,164              $265,510                $245,989
Interest-bearing demand deposits               584,808     1.84%     431,196      2.88%      336,772      3.66%
Savings deposits                               314,208     2.17      214,849      2.76       154,091      2.22
Time deposits                                  449,438     3.89      593,351      5.72       643,972
                                               -------               -------             -- --------
                                                                                                          5.79
    Total                                   $1,635,618     2.60%   $1,504,906     3.47%   $1,380,824      3.84%
                                            ==========             ==========             ==========

The following table indicates the amount of certificates of deposit of $100,000 or more by remaining maturity at December 31, 2002.



Three months or less                                    $43,565
Over three through six months                            21,361
Over six through twelve months                           18,733
Over twelve months                                       21,846
                                                       --------
Total                                                  $105,505
                                                       ========


Borrowings. Borrowed funds increased $45.2 million in 2002, to $205.3 million at December 31, 2002, from $160.1 million at December 31, 2001. The increase was a result of a net increase of $68.3 million in advances from the FHLB offset by a decrease of $23.1 million in securities sold under agreements to repurchase with customers. The additional advances from the FHLB were used to match fund loans originated during 2002.

For the years ended December 31, 2002 and 2001, the maximum month-end amount of advances borrowed from the FHLB was $193.4 million and $30.0 million, respectively. The Company sells U.S. Treasury securities to customers under agreements to repurchase them, at par, on the next business day. For the years ended December 31, 2002 and 2001, the maximum month-end amount of securities sold under agreements to repurchase with customers was $86.2 million and $93.5 million, respectively. The Company also purchased overnight federal funds from correspondent banks. For the years ended December 31, 2002 and 2001, the maximum month-end amount of federal funds purchased from correspondent banks was $20.0 million and $0, respectively. During 2001, the Company paid off in full its FHLB repurchase agreements.

The following table sets forth certain information regarding FHLB advances, interest rates, approximate average amounts outstanding and their approximate weighted average rates at the dates indicated.

                                                                             December 31,
                                                                   ------------------------------------
                                                                     2002         2001        2000
                                                                     ----         ----        ----
  FHLB convertible rate advances outstanding at end of year          $45,000     $ 45,000    $ 45,000
  Interest rate                                                        6.76%        6.76%       6.76%
  Approximate average amount outstanding                             $45,000     $ 45,000    $ 41,138
  Approximate weighted average rate                                    6.76%        6.76%       6.85%

  FHLB term amortizing advances outstanding at end of year           $89,060     $ 29,008    $  4,133
  Interest rate                                                        4.33%        4.19%       5.68%
  Approximate average amount outstanding                             $92,191     $  7,285    $  4,192
  Approximate weighted average rate                                    4.31%        4.88%       5.68%

  FHLB term non-amortizing advances outstanding at end of year       $ 8,200            -           -
  Interest rate                                                        4.85%            -           -
  Approximate average amount outstanding                             $ 4,695            -           -
  Approximate weighted average rate                                    4.92%            -           -

  FHLB repurchase agreements outstanding at end of year                    -            -    $255,145
  Interest rate                                                            -            -       6.45%
  Approximate average amount outstanding                                   -     $129,097    $332,981
  Approximate weighted average rate                                        -        5.00%       6.43%

  FHLB overnight line of credit advances outstanding at end of year        -            -           -
  Interest rate                                                            -            -           -
  Approximate average amount outstanding                              $5,244     $    504    $ 27,759
  Approximate weighted average rate                                    1.88%        2.29%       6.67%

The following table sets forth certain information regarding securities sold under agreements to repurchase with customers, interest rates, approximate average amounts outstanding and their approximate weighted average rates at the dates indicated.

                                                                             December 31,
                                                                   ------------------------------------
                                                                     2002         2001        2000
                                                                     ----         ----        ----
  Securities sold under agreements to repurchase with customers
    outstanding at end of year                                       $61,860      $84,928    $101,841
  Interest rate                                                        0.61%        0.59%       5.68%
  Approximate average amount outstanding                             $74,602      $82,318     $79,310
  Approximate weighted average rate                                    0.99%        2.96%       5.55%

Deposits are the primary source of funds for the Company's lending activities, investment activities and general business purposes. Should the need arise, the Company has the ability to access lines of credit from various sources including the Federal Reserve Bank, the FHLB and various other correspondent banks. In addition, on an overnight basis, the Company has the ability to sell securities under agreements to repurchase.

Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt

Guaranteed preferred beneficial interest in Company's subordinated debt consists of the following:

                                           December 31, 2001
                                          -------------------
                                            2002        2001
                                          -------     -------
               Sun Trust I                      -     $28,040
               Sun Trust II               $29,274      29,287
               Sun Trust III               20,000           -
               Sun Trust IV                10,000           -
                                          -------     -------
                                          $59,274     $57,327
                                          =======     =======

In 1997, the Company's subsidiary, Sun Capital Trust ("Sun Trust I") issued $28.75 million of 9.85% Preferred Securities ("Sun Trust I Preferred Securities") with a stated value and liquidation preference of $25 per share. The proceeds from the sale of Sun Trust I Preferred Securities were utilized by Sun Trust I to invest in $28.75 million of 9.85% Junior Subordinated Debentures (the "Sun Trust I Debentures") of the Company, due March 2027.

In 1998, the Company's subsidiary, Sun Capital Trust II ("Sun Trust II") issued $29.9 million of 8.875% Preferred Securities ("Sun Trust II Preferred Securities") with a stated value and liquidation preference of $10 per share. The proceeds from the sale of Sun Trust II Preferred Securities were utilized by Sun Trust II to invest in $29.9 million of 8.875% Junior Subordinated Debentures (the "Sun Trust II Debentures") of the Company, due December 2028.

During 2002, the Company notified the holders of the outstanding $28.0 million of 9.85% Sun Trust I Preferred Securities of its intention to call these securities contemporaneously with the redemption of the Sun Trust I 9.85% Junior Subordinated Debentures on April 1, 2002. As a result, the Company wrote down the unamortized debt issuance costs of the called securities in the amount of $777,000, net of income tax, through a charge to equity. The Company funded this call with short-term borrowings of $25.0 million and a $3.0 million dividend from Sun. On April 10, 2002, the Company issued $20.0 million Pooled Floating Rate Capital Securities ("Sun Trust III Capital Securities"). The interest rate resets every six months to LIBOR plus 3.70%, with an initial rate of 6.02%, and will not exceed 11.00% through five years from its issuance. The proceeds were used to pay down $20.0 million of short-term borrowings.

On July 11, 2002, the Company issued $10.0 million Pooled Floating Rate Capital Securities ("Sun Trust IV Capital Securities"). The interest rate resets every three months to LIBOR plus 3.65%, with an initial rate of 5.51%, and will not exceed 11.95% through five years from its issuance. The proceeds were used to pay down $5.0 million of short-term borrowings and for general corporate purposes.

During 2002, the Company repurchased 1,300 shares of Sun Trust II preferred securities for approximately $13,000. During 2000, the Company repurchased 22,800 shares of Sun Trust II preferred securities for approximately $228,000.

For more information regarding guaranteed preferred beneficial interest in Company's subordinated debt, refer to Note 25 of the Notes to Consolidated Financial Statements contained herein.


Disclosures about Contractual Obligations and Commercial Commitments

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at December 31, 2002 was $42.8 million, and the portion of the exposure not covered by collateral was approximately $14 million. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company's contractual cash obligations (see Notes 11 and 19) at December 31, 2002 were as follows:

                                                                   Payments Due by Period
                                         --------------------------------------------------------------------------
                                                              Less than       One to        Four to         After
Contractual Cash Obligations                      Total       One Year      Three Years    Five Years    Five Years
----------------------------                   --------       --------      -----------    ----------    ----------
Long-Term Debt                                 $159,894        $43,891        $46,003       $62,978         $7,022
Operating Leases                                 31,369          3,528          6,627         5,894         15,320
                                               --------        -------        -------       -------        -------
  Total Contractual Cash Obligations           $191,263        $47,419        $52,630       $68,872        $22,342
                                               ========        =======        =======       =======        =======

The Company's contractual commitments (see Note 19) at December 31, 2002 were as follows:

                                                   Amount of Commitment Expiration Per Period
                                             ----------------------------------------------------------
                                  Unfunded        Less than    One to Three     Four to         After
Commitments                     Commitments       One Year         Years       Five Years    Five Years
-----------                     -----------       --------         -----       ----------    ----------
Lines of Credit                    $196,775       $130,900        $15,798             -        $50,077
Commercial Letters of Credit         42,757         18,303         24,454             -              -
Construction Funding                 75,956         56,237         19,719             -              -
Other Commitments                     2,245             20            410           $19          1,796
                                   --------       --------        -------           ---        -------
    Total Commitments              $317,733       $205,460        $60,381           $19        $51,873
                                   ========       ========        =======           ===        =======

Forward-Looking Statements

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this annual report and in other communications by the Company which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, such as statements of the Company's plans, objectives, expectations, estimates and intentions, involve risks and uncertainties and are subject to various important factors, some of which are beyond the Company's control, including interest rate fluctuations, changes in financial services' laws and regulations and competition, and which could cause the Company's actual results to differ materially from the forward-looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

          (c)  Exhibits

          The  following exhibits are filed as part of this report:

          31 Certifications Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             SUN BANCORP, INC.




Date: November 17, 2003          By: /s/Thomas A. Bracken
                                 -----------------------------------------------
                                 Thomas A. Bracken
                                 President and Chief Executive Officer
                                 (Duly Authorized Representative)