Form 10-K/A
period 2002-12-31
SUN BANCORP INC /NJ/
filed 2003-12-03
CIK 1017793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the fiscal year ended   December 31, 2002
                                ----------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from ___________ to ___________

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

     Third Party Consumer Portfolio. The Bank has a Modular Housing Portfolio with $25,468,069 in loans outstanding as of December 31, 2002. This activity is generated through a third party arrangement, which began in 1990. These loans are originated using the Bank's underwriting standards, rates and terms and are approved according to the Bank's policies.

     The credit quality risk in the Modular home portfolio is managed like any other consumer portfolio through Loan to Value requirements, Debt to Income ratios and credit history of the borrower. Historically, the Modular home business was viewed as a high risk lending with dealers with little to no net worth, although this view is changing. The newer Modular parks, many of which are retirement communities are well managed and the quality of the credit suggest that there is good business when properly structured. The risk is further mitigated with having the full recourse of the vendor and reserves to support possible charge backs. The Bank anticipates the outstanding balances of the Modular home portfolio to decrease with normal loan repayments and does not anticipate significant originations of modular home lending in the future.

     The Bank has a mature portfolio from previous third party relationships that are no longer active in generating new business. These loans are centered in manufactured homes, campgrounds and recreational vehicles. At December 31, 2002, the Bank had $3,823,521 of loans outstanding.

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

Provision for Loan Losses. The Company recorded a provision for loan losses of $4.2 million for 2002, a decrease of $3.6 million compared to a provision of $7.8 million for 2001. The larger 2001 provision was primarily a result of loan portfolio growth ($216,000) and deterioration of several loans ($3.1 million) and to a lesser extent, portfolio maturation and the impact on the Company of the overall slowing trends of the national and regional economy. In addition to providing for the deterioration of several loans, the Company subsequently charged off these loans in 2001, as described in the following paragraph. In developing the allowance, values are assigned to the qualitative factors such as the nature and volume of loans, the levels of past due, classified and non-accrual loans and the national and local economic and business conditions. During 2001, as the portfolio matured and the national and regional economy demonstrated signs of an overall slowing trend, there was an overall increase in the level of loan delinquencies from 48 basis points at December 31, 2000 to 147 basis points at December 31, 2001, which was a primary factor for management to increase the qualitative factors used in calculating the allowance.

Net charge-offs were $4.9 million for the year ended December 31, 2001 compared to net charge-offs of $1.1 million for the year ended December 31, 2002. The significant increase in the 2001 charge- offs was primarily the result of four credits. The Company charged off $2.0 million related to a start- up computer software company. The company was not generating the expected cash flows and the collateral for these loans was equity securities which suffered considerable loss in value in late 2001. The Company charged off $613,000 related to a loan collateralized by a development of intercity single family residential units due to chronic delinquencies, declining property values, nonpayment of property taxes and lack of on-site management of the properties. The Company charged off $520,000 related to a series of loans to a farmer who converted a large portion of his acreage to a different crop. Subsequent to conversion of acreage, the price of the new crop collapsed and the borrower died without a management succession plan. Additionally, the Company charged off $483,000 related to a multi-unit, intercity modular townhouse development financed in participation with an agency of the State of New Jersey due to mismanagement on the part of the developer that resulted in the failure to complete the project.

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

The respective increases to non-interest income of 28.5% and 25.3% for the years ended December 31, 2001 and 2002 were due to non-recurring items as explained above. Management believes that these increases due to non-recurring do not indicate a trend that will have a material impact on the future operations or financial condition of the Company. While it is management's objective to grow non-interest income, the Company cannot predict with any certainty the future levels of non-interest income.

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



                             SUN BANCORP, INC.




Date: December 2, 2003       By: /s/Thomas A. Bracken
                                 -----------------------------------------------
                                 Thomas A. Bracken
                                 President and Chief Executive Officer
                                 (Duly Authorized Representative)