Form 10-K
period 2003-12-31
SUN BANCORP INC /NJ/
filed 2004-03-15
CIK 1017793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003.
                                           -----------------

                                       OR

[X]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from            to         .
                                                         ----------    --------

                           Commission File No. 0-20957

                                Sun Bancorp, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

New Jersey                                                   52-1382541
-------------------------------                          ----------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

226 Landis Avenue, Vineland, New Jersey                        08360
---------------------------------------                        -----
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:   (856) 691-7700

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

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2).   YES   X      NO    .
                                                ---        ---

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock as of June 30, 2003 was approximately $146.2 million.

         As of March 5, 2004, there were issued and outstanding 13,301,123 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
          1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2003. (Parts I, II and IV)
          2. Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders. (Part III)

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

Item 1.  Business
-------  --------

General

         Sun Bancorp, Inc. (the "Company"), a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey. The Company's principal subsidiary is Sun National Bank (the "Bank"). At December 31, 2003, the Company had total assets of $2.6 billion, total deposits of $2.1 billion and total shareholders' equity of $185.7 million. Substantially all of the Company's deposits are federally insured by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Company's remaining deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. The Company's principal business is to serve as a holding company for the Bank. As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

         Through the Bank, the Company provides consumer and business banking services through five Regional Banking Groups and 78 Community Banking Centers as of December 31, 2003 in Southern and Central New Jersey, in the contiguous New Castle County market in Delaware, and in Philadelphia, Pennsylvania. The Bank offers comprehensive lending, domestic letters of credit, depository and financial services to its customers and marketplace. The Bank's lending services to businesses include commercial business loans and commercial real estate loans. The Bank's commercial deposit services include checking accounts and cash management products such as electronic banking, sweep accounts, lockbox services, Internet banking, PC banking and controlled disbursement services. The Bank's lending services to consumers include residential mortgage loans, home equity loans and installment loans. The Bank's consumer services include checking accounts, savings accounts, money market deposits, certificates of deposit and individual retirement accounts. Through a third party arrangement, the Bank also offers mutual funds, securities brokerage, annuities and investment advisory services. The Bank also offers equipment leasing and SBA loans and is a designated Preferred Lender with the New Jersey Economic Development Authority.

         On December 19, 2003, the Company completed the acquisition of eight branches from New York Community Bank with deposits of approximately $340 million.

         On February 17, 2004, the Company announced that it had entered into an Agreement and Plan of Merger whereby the Company will acquire Community Bancorp of New Jersey and its wholly-owned bank subsidiary, Community Bank of New Jersey, in a stock-for-stock exchange merger in which shareholders of Community Bancorp of New Jersey will receive 0.83 shares of the Company's common stock for each issued and outstanding share of Community Bancorp of New Jersey. Upon completion of the merger, the Company will have approximately $3.2 billion in total assets. The merger is expected to be consummated in the second quarter of 2004.

         The Company's website address is www.sunnb.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the Securities and Exchange Commission are available free of charge on the Company's website under the Investor Relations menu.

Market Area

         The Bank serves the markets consisting of the 12 counties of central and southern New Jersey, as well as the contiguous markets of New Castle County, Delaware and Philadelphia, Pennsylvania. The Bank is the only financial institution in the central and southern New Jersey markets that has branches located in all 12 counties. It is one of only three financial institutions with over $2 billion in total assets headquartered in those counties. Many of the companies that the Bank competes with in its market area are either larger banks headquartered outside of New Jersey or smaller institutions that have limited market coverage and do not offer the Bank's full suite of products.

         The Bank's deposit gathering base and lending area is concentrated in the communities surrounding its offices. The Bank believes these markets are attractive and have strong growth potential. These markets are home to a diverse pool of businesses and industries, and a very densely populated consumer base. The market area is also home to commuters working in New Jersey suburban areas, New York, Philadelphia and Delaware.

         According to June 30, 2003 data from an independent financial information and research firm, seven of the ten fastest growing counties in New Jersey (based on population) are within the Bank's market area. The Bank also believes that the greater Wilmington, Delaware market, which the Bank serves through its branches in New Castle County, Delaware, has many of the same attributes and positive trends as the Bank's New Jersey market.

         The Bank is headquartered in Cumberland County, New Jersey. The city of Vineland is approximately 30 miles southeast of Philadelphia, Pennsylvania, and 30 miles southeast of Camden, New Jersey. The Philadelphia International Airport is approximately 45 minutes from Vineland.

         The economy of the Bank's primary market area is based upon a mixture of the agriculture, transportation, manufacturing and tourism trade, including a substantial casino industry in Atlantic City, New Jersey and support businesses throughout the Bank's primary market area. These areas are also home to commuters working in New Jersey suburban areas and in Atlantic City, as well as in New York and Philadelphia.

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

         Regional teams of experienced managers, lenders and relationship officers from the Bank's three divisions, Commercial, Small Business and Community Banking, are headquartered within each Regional Group and are empowered with resources and local decision-making authority. They work together as a team, in partnership with local Community Banking Centers in the region, to coordinate a high level of service to local consumer, business, government and institutional customers. Each Regional Banking Group operates essentially as a local community bank with a local community focus on serving the specific needs of the local area and building lasting relationships with customers.

Branch Rationalization Strategy

         Starting in 2001, the Company's new management team began the development and implementation of a strategy to enhance the geographic coverage, market penetration and profitability of the Bank's branch network by selling, consolidating or closing underperforming branches and adding branches in more attractive markets. Through December 31, 2003, the Bank's branch rationalization program resulted in the sale of five branches, the consolidation of two branches into existing branch offices and the addition of five new branch offices.

         Management anticipates that the addition of the eight former New York Community Bank branches in December 2003 as well as the announced acquisition of Community Bank of New Jersey, expected to be completed in the second quarter of 2004, will result in consolidation opportunities and should enable the Bank to accelerate its branch rationalization program. Management currently intends to sell, close or consolidate a total of 14 branches in 2004. This strategy could result in further divestiture or consolidation of existing branches or purchases of additional branches.

Lending Activities

         General. The principal lending activity of the Bank is the origination of commercial real estate loans, commercial business loans, small business loans, SBA guaranteed loans, home equity loans, residential real estate loans and other loans, including installment loans. Substantially all loans are originated in the Bank's primary market area.

         Commercial and Industrial Loans. The Bank originates several types of commercial and industrial loans. Included as commercial and industrial loans are short- and long-term business loans, lines of credit, commercial real estate loans, small business loans and real estate construction loans. The Bank's Commercial Banking division serves companies with annual revenue generally in excess of $7.0 million and credit needs over $2.0 million. The Bank's Small Business Banking division serves business with annual revenues of up to $7.0 million and credit needs up to $2.0 million. The Bank's primary focus is the origination of commercial loans secured by real estate. The Bank is predominately a secured lender with full recourse from the borrower and the collateral tends to be real estate. The majority of the Bank's customers for these loans are small- to medium-sized businesses located in the southern and central parts of New Jersey, New Castle County, Delaware and Philadelphia, Pennsylvania.

         A significant portion of the Bank's commercial and industrial loans are concentrated in the hospitality, entertainment and leisure industries, as well as loans for general office space. Many of these industries are dependent upon seasonal business and other factors beyond the control of the industries, such as weather and beach conditions along the New Jersey seashore. Any significant or prolonged adverse weather or beach conditions along the New Jersey seashore could have an adverse impact on the borrowers' ability to repay loans. In addition, because these loans are concentrated in southern and central New Jersey, a decline in the general economic conditions of southern or central New Jersey and the impact on discretionary consumer spending could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

         Commercial and industrial loans generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing activities and properties and the greater difficulty of evaluating and monitoring these types of loans. A significant portion of the Bank's commercial and industrial loans include a balloon payment or repricing feature. A number of factors may affect a borrower's ability to make or refinance a balloon payment, including without limitation the financial condition of the borrower at the time, the prevailing local economic conditions and the prevailing interest rate environment. There can be no assurance that borrowers will be able to make or refinance balloon payments when due.

         Furthermore, the repayment of commercial real estate loans is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, the Bank may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or economy.

         Home Equity Loans. The Bank originates home equity loans, secured by first or second homes owned or being purchased by the loan applicant. Home equity loans are consumer revolving lines of credit. The interest rate charged on such loans is usually a floating rate related to the prime lending rate. Home equity loans may provide for interest only payments for the first two years with principal payments to begin in the third year. A home equity loan is typically originated as a twenty-year note that allows the borrower to draw upon the approved line of credit during the same period as the note. The Bank generally requires a loan-to-value ratio in the range of 70% to 80% of the appraised value, less any outstanding mortgage. Although home equity lines of credit expose the Company to the risk that falling collateral values may leave such credits inadequately secured, the Company has not had any significant adverse experience to date.

         Second Mortgage Loans. The Bank originates second mortgage loans, secured by a mortgage lien against the applicant primary, secondary or investment property. Second mortgage loans are consumer term loans. The interest rate charged on such loans is usually a fixed rate related to the Bank's cost of funds and market conditions. Second mortgage loans typically required fixed payments of principal and interest up to a maximum term of fifteen years. The average second mortgage term is between five and ten years. The Bank generally requires a loan-to-value ratio up to a maximum of 80% of the appraised value, less any outstanding mortgages. Although second mortgage loans expose the Company to the risk that falling collateral values may leave such credits inadequately secured, the Company has not had any significant adverse experience to date.

         Residential Real Estate Loans. The Bank's branch and loan personnel use outside loan correspondents to originate residential mortgages. These loans are originated using the investor's underwriting standards, rates and terms, and are approved according to the purchaser/investor's lending policy prior to origination. Prior to closing, the investor usually has commitments to sell these loans, at par and without recourse, in the secondary market. Secondary market sales are generally scheduled to close shortly after the origination of the loan.

         The majority of the Bank's residential mortgage loans consist of loans secured by owner-occupied, single-family residences. The Bank's mortgage loan portfolios consist of both fixed-rate and adjustable-rate loans secured by various types of collateral. Management generally originates residential mortgage loans in conformity with FannieMae standards so that the loans will be eligible for sale in the secondary market. Management expects to continue offering mortgage loans at market interest rates, with substantially the same terms and conditions as it currently offers.

         The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps mitigate risk to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest costs to the borrower. Further, although adjustable-rate mortgage loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on adjustable-rate mortgages will adjust sufficiently to compensate for increases in the Bank's cost of funds during periods of extreme interest rate increase.

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

         Other Loans. Included in other loans are installment or consumer loans in addition to certain small business loans serving businesses with credit needs up to $250,000. The small business loans that are included in other loans are generally credit lines with check writing capabilities or small business loans with overdraft protection attached. At December 31, 2003, the Bank had $15.8 million of these small business loans.

         Installment or consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible. At December 31, 2003, the Bank had $2.1 million of installment loans secured by a variety of collateral, such as new and used automobiles, boats and certificates of deposits. At December 31, 2003, the Bank had $5.4 million of unsecured installment loans.

         The Bank has a modular housing portfolio with $25.3 million in loans outstanding as of December 31, 2003. This activity is generated through a third party arrangement, which began in 1990. These loans are originated using the Bank's underwriting standards, rates and terms and are approved according to the Bank's policies. The credit risk in the modular home portfolio is managed like any other consumer portfolio through loan to value requirements, debt to income ratios and credit history of the borrower. Historically, the modular home business has been viewed as a higher risk lending activity with dealers having little to zero net worth.

         Additionally, the Bank has a mature portfolio from previous third party relationships that are no longer active in generating new business. These loans are centered in manufactured homes, campgrounds and recreational vehicles. At December 31, 2003, the Bank had $2.2 million of such loans outstanding.

         Loan Solicitation and Processing. Loan originations are derived from a number of sources such as loan officers, existing customers and borrowers, referrals from real estate professionals, accountants, attorneys, regional advisory boards and the Board of Directors.

         Upon the receipt of a loan request, the borrower's financial condition is analyzed, and appropriate agency reports are obtained to verify the applicant's creditworthiness. For any real estate that will secure a loan, the Bank obtains an appraisal or evaluation from an independent appraiser approved by the Bank and licensed or certified by the state. After all required information is received, a credit decision is made. Depending on the type, collateral and amount of the credit request, various levels of approval may be necessary. The Bank has implemented a Loan Approval Matrix (LAM) which was devised to facilitate the timely approval of commercial loans in an environment that promotes responsible use of lending authority by groups of loan and credit officers acting in concert. In terms of control, the LAM is structured to provide for at least two signatures for every action.

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

         Loan Commitments. When a commercial loan is approved, the Bank issues a written commitment to the loan applicant. The commitment indicates the loan amount, term and interest rate and is valid for approximately 45 days. At December 31, 2003, the Bank had approximately $139.5 million in commercial loan commitments outstanding.

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers nor does it solicit funds outside the States of New Jersey, Delaware or Pennsylvania.

         Borrowings. Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the Federal Home Loan Bank (the "FHLB") of New York to supplement its supply of lendable funds. Such advances must be secured by a pledge of a portion of the Bank's mortgage-backed securities and first mortgage loans. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2003, the Bank had $164.0 million in secured FHLB advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowings" in the Company's 2003 Annual Report to Shareholders (the "Annual Report").

         Repurchase Agreements. The Bank also obtains funds through overnight repurchase agreements with customers pursuant to which the Bank sells U.S. Treasury securities to customers under an agreement to repurchase them, at par, on the next business day. At December 31, 2003, the amount of securities under agreements to repurchase with customers totaled $55.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Borrowings" in the Annual Report. For additional information regarding repurchase agreements, refer to Note 14 of the Notes to Consolidated Financial Statements included in the Annual Report.

Fee Income Services

         The Bank offers an expanded array of full-service banking capabilities though products and services designed to enhance the overall relationship with its customers.

         Cash Management Services. The Bank offers a menu of cash management services designed to meet the more sophisticated needs of its commercial and small business customers. The Cash Management department offers additional products and services such as electronic banking, sweep accounts, lockbox services, internet banking, PC banking and controlled disbursement services. Many of these services are provided through third-party vendors with links to the Bank's data center.

         Sun Financial Services. The Bank's investment services division, in conjunction with its broker-dealer affiliation, offers experienced professionals that deliver a full range products and services to meet the specific needs of the Bank's customers. The products utilized are Insurance, Mutual Funds, Securities and Real Estate Investment Trusts.

         Leasing. During 2003, the Bank developed and implemented a leasing campaign designed to provide an alternative to direct financing for the Bank's customers. The Bank provides equipment financing and leasing services to a broad spectrum of businesses throughout the Bank's footprint. Though a network of internal and outside experienced leasing professionals, the Bank provides its customers creative lease structures as well as value-added asset management services.

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

Personnel

         At December 31, 2003, the Company had 686 full-time and 122 part-time employees. The Company's employees are not represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

         Sarbanes Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

         In addition to the risk-based capital guidelines, the Federal Reserve established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. At December 31, 2003, the Company was in compliance with these requirements. The Bank is also subject to similar capital requirements adopted by the OCC and was in compliance with such requirements at December 31, 2003. See Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

         Dividend Restrictions. Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $17.6 million at December 31, 2003. In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies.

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

         Enforcement Powers of Federal Banking Agencies. Federal banking agencies possess broad powers to take corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." At December 31, 2003, the Bank exceeded the required ratios for classification as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

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

         At December 31, 2003, the Bank's total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory capital requirements. See Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report.

Item 2. Properties
------------------

         At December 31, 2003, the Company operated from its main office in Vineland, New Jersey and 78 Community Banking Centers. The Bank leases its main office and 36 Community Banking Centers. The remainder of the community banking centers are owned by the Bank.

Item 3. Legal Proceedings
-------------------------

         The Company or the Bank is periodically involved in various claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company's and the Bank's business. While the ultimate outcome of these proceedings cannot be predicated with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company's financial condition, results of operations or cash flows. In addition, management was not aware of any pending or threatened material litigation as of December 31, 2003.

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
-------------------------------------------------------------------------------

         The information contained under the caption "Price Range of Common Stock and Dividends" in the Company's 2003 Annual Report to Shareholders, filed as Exhibit 13 to this Report (the "Annual Report"), is incorporated herein by reference.

Item 6. Selected Financial Data
-------------------------------

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         The information contained under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Gap Analysis" and "-- Net Interest Income Simulation" in the Company's Annual Report is incorporated herein by reference.

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

Item 9.  Changes  in  and  Disagreements  With  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.

Item 9A.  Controls and Procedures
---------------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         The Company has  adopted a Code of Ethics and Conduct  that  applies to
its  principal  executive  officer,   principal  financial  officer,   principal
accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics and Conduct is posted at the Company's website at www.sunnb.com.
           -------------

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

         (d)      Securities  Authorized  for Issuance Under Equity Compensation
                  Plans

         Set forth below is information as of December 31, 2003 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                          EQUITY COMPENSATION PLAN INFORMATION
                                           (a)                 (b)                       (c)

                                       Number of                                 Number of securities
                                       securities        Weighted-average         remaining available
                                    to be issued upon    exercise price of     for future issuance under
                                       exercise of          outstanding        equity compensation plans
                                  outstanding options,   options, warrants       (excluding securities
                                   warrants and rights      and rights         reflected in column (a))
                                   -------------------      ----------         ------------------------
Equity compensation plans
  approved by shareholders(1)           2,714,014                $10.21                   32,008
Equity compensation plans
  not approved by shareholders(2)               0                     0                        0
                                        ---------                ------                   ------
     TOTAL                              2,714,014                $10.21                   32,008
                                        =========                ======                   ======

----------
(1) Plans approved by shareholders include the 1995 Stock Option Plan, the 1997 Stock Option Plan and the 2002 Stock Option Plan.
(2)  Not Applicable.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information contained under the section captioned "Additional Information About Directors and Executive Officers - Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

         The information called for by this item is incorporated herein by reference to the section captioned "Audit Fees and Services" in the Proxy Statement.

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

                  Independent Auditors' Report
                  Consolidated  Statements of Financial Condition as of
                     December 31, 2003 and 2002
                  Consolidated  Statements  of Income for the Years Ended
                     December 31, 2003, 2002 and 2001
                  Consolidated Statements of Shareholders' Equity for the Years Ended
                     December 31, 2003, 2002 and 2001
                  Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 2003, 2002 and 2001
                  Notes to Consolidated Financial Statements

                  (2) There are no financial statements schedules that are required to be included in Part II, Item 8.

         (b) The following reports on Form 8-K were filed during the quarter ended December 31, 2003.


o The Company filed a Current Report on Form 8-K on October 17, 2003 to report (1) the filing of a registration statement on Form S-3; and (2) earnings for the quarter ended September 30, 2003.


o The Company filed a Current Report on Form 8-K on December 22, 2003 to report (1) the completion of the acquisition of eight New York Community Bank branches; (2) the issuance of $40 million aggregate principal amount of capital securities; and (3) the issuance of 1,495,00 shares of common stock.

         (c) The following exhibits are filed as part of this report:

          3(i)    Amended and Restated Certificate of Incorporation of
                     Sun Bancorp, Inc.(1)
          3(ii)   Amended and Restated Bylaws of Sun Bancorp, Inc.(2)
         10.1     1995 Stock Option Plan(3)
         10.2     Amended and Restated 1997 Stock Option Plan(4)
         10.3     2002 Stock Option Plan(5)

         10.4     Directors Stock Purchase Plan(6)
         10.5     Form of Change in Control Severance Agreement(7)
         10.6     Severance Agreement between Thomas A. Bracken and
                    Sun National Bank(7)
         11       Computation regarding earnings per share(8)
         13       2003 Annual Report to Shareholders
         21       Subsidiaries of the Registrant
         23       Consent of Deloitte & Touche LLP
         31       Certification pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002
         32       Certification pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002

----------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-62223) filed with the SEC on August 25, 1998.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20957).
(3) Incorporated by reference to the Form 10 filed with the SEC on June 28, 1996 (File No. 0-20957).
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).
(5) Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders filed with the SEC on April 16, 2002 (File No. 0-20957).
(6) Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on August 1, 1997 (File No. 333-32681).
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-20957).
(8) Incorporated by reference to Note 23 of the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 12, 2004.

                            SUN BANCORP, INC.

                            By:  /s/Thomas A. Bracken
                                 -----------------------------------------------
                                 Thomas A. Bracken
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 2004.


/s/Bernard A. Brown                                       /s/Thomas A. Bracken
------------------------------------------------------    --------------------------------------------------
Bernard A. Brown                                          Thomas A. Bracken
Chairman                                                  President, Chief Executive Officer and Director

/s/Ike Brown                                              /s/Sidney R. Brown
------------------------------------------------------    --------------------------------------------------
Ike Brown                                                 Sidney R. Brown
Director                                                  Vice Chairman, Secretary and Treasurer

/s/Jeffrey S. Brown                                       /s/Peter Galetto, Jr.
------------------------------------------------------    --------------------------------------------------
Jeffrey S. Brown                                          Peter Galetto, Jr.
Director                                                  Director

/s/Linwood C. Gerber                                      /s/Douglas J. Heun
------------------------------------------------------    --------------------------------------------------
Linwood C. Gerber                                         Douglas J. Heun
Director                                                  Director

/s/Anne E. Koons                                          /s/Vito J. Marseglia
------------------------------------------------------    --------------------------------------------------
Anne E. Koons                                             Vito J. Marseglia
Director                                                  Director

/s/Alfonse M. Mattia                                      /s/George A. Pruitt
------------------------------------------------------    --------------------------------------------------
Alfonse M. Mattia                                         George A. Pruitt
Director                                                  Director

/s/Anthony Russo, III                                     /s/Edward H. Salmon
------------------------------------------------------    --------------------------------------------------
Anthony Russo, III                                        Edward H. Salmon
Director                                                  Director

/s/John D. Wallace                                        /s/Audrey S. Oswell
------------------------------------------------------    --------------------------------------------------
John D. Wallace                                           Audrey S. Oswell
Director                                                  Director

/s/Dan A. Chila
------------------------------------------------------
Dan A. Chila
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)