Form 10-Q
period 2004-03-31
SUN BANCORP INC /NJ/
filed 2004-05-10
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2004
                                --------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

Commission file number           0 - 20957
                       ---------------------

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
Yes  X       No
    ---         ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  X       No
    ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock             13,981,883                 May 6, 2004
-----------------------------             ----------                 -----------
         Class                      Number of shares outstanding        Date

                                SUN BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Statements of Financial Condition
          At March 31, 2004 and December 31, 2003                              3

          Unaudited Condensed Consolidated Statements of Income
          For the Three Months Ended March 31, 2004 and 2003                   4

          Unaudited Condensed Consolidated Statements of Cash Flows
          For the Three Months Ended March 31, 2004 and 2003                   5

          Notes to Unaudited Condensed Consolidated Financial Statements       6

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             14

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                            20

       ITEM 4. CONTROLS AND PROCEDURES                                        22

PART II - OTHER INFORMATION

       ITEM 1. Legal Proceedings                                              23

       ITEM 2. Changes in Securities, Use of Proceeds                         23
                      and Issuer Purchases of Equity Securities

       ITEM 3. Defaults upon Senior Securities                                23

       ITEM 4. Submission of Matters to a Vote of Security Holders            23

       ITEM 5. Other Information                                              23

       ITEM 6. Exhibits and Reports on Form 8-K                               23

       SIGNATURES                                                             24

       CERTIFICATIONS                                                         25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands except par value amounts)

                                                                                     March 31,    December 31,
                                                                                       2004           2003
                                                                                       ----           ----
ASSETS
Cash and due from banks                                                            $    78,760    $    78,841
Interest-bearing bank balances                                                           3,813          2,789
Federal funds sold                                                                      18,521            487
                                                                                   -----------    -----------
  Cash and cash equivalents                                                            101,094         82,117
Investment securities available for sale (amortized cost -
  $856,360; 2004 and $960,877; 2003)                                                   864,502        963,428
Loans receivable (net of allowance for loan losses -
  $17,883; 2004 and $17,614; 2003)                                                   1,411,656      1,364,465
Restricted equity investments                                                           13,245         12,551
Bank properties and equipment, net                                                      34,175         34,093
Real estate owned, net                                                                   4,444          4,444
Accrued interest receivable                                                             11,920         11,266
Goodwill                                                                                50,578         50,600
Intangible assets, net                                                                  25,035         26,195
Deferred taxes, net                                                                      6,518          8,465
Bank owned life insurance                                                               33,218         32,785
Other assets                                                                            37,619          9,078
                                                                                   -----------    -----------
TOTAL                                                                              $ 2,594,004    $ 2,599,487
                                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                           $ 2,072,779    $ 2,111,125
Advances from the Federal Home Loan Bank                                               159,216        163,964
Federal funds purchased                                                                   --            2,500
Securities sold under agreements to repurchase                                          59,491         55,934
Junior subordinated debentures                                                          72,167         72,167
Other liabilities                                                                       37,458          8,079
                                                                                   -----------    -----------
  Total liabilities                                                                  2,401,111      2,413,769
                                                                                   -----------    -----------
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued
Common stock, $1 par value, 25,000,000 shares authorized,
  issued and outstanding: 14,070,311; 2004 and 13,381,310; 2003                         14,070         13,381
Additional paid in capital                                                             168,186        151,631
Retained earnings                                                                        6,511         20,062
Accumulated other comprehensive income                                                   5,172          1,690
Treasury stock at cost, 90,562 shares                                                   (1,046)        (1,046)
                                                                                   -----------    -----------
  Total shareholders' equity                                                           192,893        185,718
                                                                                   -----------    -----------
TOTAL                                                                              $ 2,594,004    $ 2,599,487
                                                                                   ===========    ===========

--------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

                                                                For the Three Months
                                                                   Ended March 31,
                                                            ---------------------------
                                                                    2004           2003
                                                            ------------   ------------
INTEREST INCOME:
  Interest and fees on loans                                $     21,050   $     21,106
  Interest on taxable investment securities                        6,329          5,783
  Interest on non-taxable investment securities                      506            616
  Interest on restricted equity investments                          106            173
  Interest on federal funds sold                                      62             11
                                                            ------------   ------------
    Total interest income                                         28,053         27,689
                                                            ------------   ------------

INTEREST EXPENSE:
  Interest on deposits                                             5,440          6,800
  Interest on short-term borrowed funds                            1,800          2,106
  Interest on debentures                                             809              -
  Interest on guaranteed preferred beneficial interest in
     Company's subordinated debt                                       -          1,058
                                                            ------------   ------------
    Total interest expense                                         8,049          9,964
                                                            ------------   ------------

    Net interest income                                           20,004         17,725

PROVISION FOR LOAN LOSSES                                            625            675
                                                            ------------   ------------
    Net interest income after provision for loan losses           19,379         17,050
                                                            ------------   ------------
NON-INTEREST INCOME:
  Service charges on deposit accounts                              2,162          1,754
  Other service charges                                               96            102
  Gain on sale of investment securities                              325             45
  Gain on sale of branches                                             -          1,315
  Other                                                            1,191            775
                                                            ------------   ------------
    Total non-interest income                                      3,774          3,991
                                                            ------------   ------------
NON-INTEREST EXPENSES:
  Salaries and employee benefits                                   9,516          8,016
  Occupancy expense                                                2,463          2,455
  Equipment expense                                                1,545          1,360
  Data processing expense                                            965            791
  Amortization of intangible assets                                1,160            925
  Real estate owned, net                                              66           (650)
  Other                                                            2,776          2,627
                                                            ------------   ------------
    Total non-interest expenses                                   18,491         15,524
                                                            ------------   ------------
INCOME BEFORE INCOME TAXES                                         4,662          5,517
INCOME TAXES                                                       1,241          1,759
                                                            ------------   ------------
NET INCOME                                                  $      3,421   $      3,758
                                                            ============   ============
Basic earnings per share                                    $       0.25   $       0.30
                                                            ============   ============
Diluted earnings per share                                  $       0.23   $       0.29
                                                            ============   ============
Weighted average shares - basic                               13,962,256     12,332,578
                                                            ============   ============
Weighted average shares - diluted                             15,200,422     12,887,379
                                                            ============   ============

--------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                              -----------------------
                                                                                2004         2003
                                                                                ----         ----
OPERATING ACTIVITIES:
  Net income                                                                 $   3,421    $   3,758
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                      625          675
    Depreciation                                                                   810          634
    Net amortization of investments securities                                     454        1,521
    Amortization of intangible assets                                            1,160          925
    Gain on sale of investment securities available for sale                      (325)         (45)
    Gain on sale of bank properties and equipment                                    -          (53)
    Increase in cash value of BOLI                                                (433)           -
    Deferred income taxes                                                         (163)         599
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                 (652)      (1,519)
      Other assets                                                             (28,541)       2,670
      Other liabilities                                                         29,379       (3,102)
                                                                             ---------    ---------
        Net cash provided by operating activities                                5,735        6,063
                                                                             ---------    ---------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                       (187,624)    (144,354)
  Purchases of restricted equity securities                                       (694)        (889)
  Proceeds from maturities, prepayments or calls of investment securities
     available for sale                                                        261,881       93,260
  Proceeds from sale of investment securities available for sale                30,131       10,014
  Net increase in loans                                                        (47,816)     (20,754)
  Purchase of bank properties and equipment                                       (893)        (632)
  Proceeds from the sale of bank properties and equipment                            -           85
  Net proceeds from sale of real estate owned                                        -          538
                                                                             ---------    ---------
        Net cash provided by (used in) investing activities                     54,985      (62,732)
                                                                             ---------    ---------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                          (38,346)      35,322
  Decrease in cash resulting from branch sale                                        -      (19,201)
  Purchase price adjustment of branch assets purchased                              22            -
  Net borrowings under line of credits, advances and repurchase agreements      (3,691)      59,447
  Principal payments on loan payable                                                 -       (1,160)
  Proceeds from exercise of stock options                                          162            -
  Proceeds from issuance of common stock                                           110           57
                                                                             ---------    ---------
        Net cash (used in) provided by financing activities                    (41,743)      74,465
                                                                             ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       18,977       17,796
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  82,117       65,614
                                                                             ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 101,094    $  83,410
                                                                             =========    =========

    See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except per share amounts, are in thousands.)

(1)      Summary of Significant Accounting Policies


         Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of the Company and its principal wholly owned subsidiary, Sun National Bank (the "Bank") and the Bank's wholly owned subsidiaries, Med-Vine, Inc., Sun Financial Services, L.L.C. and 2020 Properties, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation. Effective with the adoption of FIN 46 and FIN 46 (R) (see Recent Accounting Principles, below), on December 31, 2003, the Company deconsolidated Sun Capital Trust (liquidated in April 2002), Sun Capital Trust II (liquidated in December 2003), Sun Capital Trust III, Sun Capital Trust IV, Sun Capital Trust V and Sun Capital Trust VI, collectively, the "Issuer Trusts".

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or any other period.

         Use of Estimates in the Preparation of Financial Statements - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for loan losses, goodwill, core deposit and other intangible assets, and deferred tax asset valuation allowance. Actual results could differ from those estimates.

         Stock Dividend - On March 18, 2004, the Company's Board of Directors declared a 5% stock dividend paid on April 20, 2004 to shareholders of record on April 6, 2004. Accordingly, per share data and equity accounts have been adjusted for all periods presented.

         Accounting  for  Stock  Options  -  In  December  2002,  the  Financial
         Accounting  Standards  Board  ("FASB")  issued  Statement  of Financial
         Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Prior to the fourth quarter of 2003, the Company accounted for its granted stock options according to Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations. All options granted prior to 2003 had an intrinsic value of zero on the date of grant under APB No. 25, and, therefore, no stock-based employee compensation expense was recognized in the Company's consolidated financial statements. During the fourth quarter of 2003, the Company adopted, effective January 1, 2003, the fair value recognition provisions of SFAS No. 123. Under the prospective method provisions of SFAS No. 148, the recognition provisions of SFAS No. 123 will be applied to all option awards granted, modified or settled after January 1, 2003.

         In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has provided the required disclosures in the tables below.

         At March 31, 2004, the Company had three stock-based employee compensation plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                For the Three Months Ended
                                                                         March 31,
                                                                     ----------------
                                                                      2004      2003
                                                                     ------    ------
           Reported net income available to shareholders             $3,421    $3,758
           Add: Total stock-based employee compensation
               expense included in reported net income (net of tax)      10         -
           Deduct: Total stock-based employee
               compensation expense determined under
               fair value method (net of tax)                          (206)     (353)
                                                                     ------    ------
           Pro forma net income available to shareholders            $3,225    $3,405
                                                                     ======    ======

          Earnings per share:
          Basic - as reported                                        $ 0.25    $ 0.30
          Basic - pro forma                                          $ 0.23    $ 0.28

          Diluted - as reported                                      $ 0.23    $ 0.29
          Diluted - pro forma                                        $ 0.21    $ 0.26

         Derivative  Financial   Instruments  -  The  Company  utilizes  certain
         derivative  financial  instruments  to  enhance  its  ability to manage interest  rate  risk  that  exist  as  part  of  its  ongoing  business operations. Derivative financial instruments are entered into for periods that match the related underlying exposures and do not constitute positions independent of these exposures. The Company does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged derivative financial instruments. The Company accounts for changes in the fair value of fair value hedges and the corresponding hedged items as a component of other non-interest income on the Company's consolidated statements of income. The gross unrealized gains and gross unrealized losses on the Company's derivative financial instruments are included as a component of other assets or other liabilities, respectively, in the Company's consolidated statements of financial condition. The gross unrealized gains and gross unrealized losses on the corresponding hedged items are included as part of the carrying value of the hedged item in the Company's consolidated statements of financial condition. Net interest income or net interest expense related to outstanding interest rate swap agreements are accrued and recognized in earnings as an adjustment to the related interest income or interest expense of the hedged asset/liability over the life of the related agreement. Gains and losses associated with the termination of interest rate swap agreements for identified positions are deferred and amortized over the remaining lives of the related underlying assets/liabilities as an adjustment to the yield/rate. Unamortized deferred gains and losses associated with terminated interest rate swap agreements are included in the underlying assets/liabilities hedged.

         Recent Accounting Principles - In January 2003, the FASB issued FASB Interpretation Number ("FIN") 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revision of FIN 46 (FIN 46(R)). The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issue of preferred trust securities through various trusts established for such purpose. These trusts are subject to the requirements of FIN 46 and FIN 46(R). The adoption of the provisions of FIN 46 and FIN 46(R) impacted the consolidation of four wholly-owned entities involved in the issuance of trust Company preferred securities. Effective December 31, 2003, the Company deconsolidated the wholly-owned issuing trust entities resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligations to the junior subordinated debenture obligations that exist between the Company and the issuing trust entities. Under the provisions of FIN 46(R), these securities were reclassified as junior subordinated debentures. The adoption of FIN 46 and FIN 46(R) did not have a material impact on the Company's financial statements.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. All provisions are to be applied prospectively except for the provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. These provisions are to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have an impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. The Company will monitor the actions of the FASB and assess the impact, if any that these actions may have on the Company's financial statements. Currently, the Company has no financial instruments entered into or modified that require application of this Statement. The adoption of this Statement has not had material impact on the Company's financial condition or results of operations.

         In March 2004, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method. Disclosures about unrealized losses that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment is effective for the company's quarter ending September 30, 2004, and the disclosures for the cost method investments are effective for the Company's fiscal year ending December 31, 2004.

(2)      Acquisitions

         On February 17, 2004, the Company entered into an Agreement and Plan of Merger (the "Agreement") whereby the Company will acquire Community Bancorp of New Jersey ("Community") in a stock-for-stock exchange merger valued at approximately $64 million, based on the Company's stock price on April 29, 2004. At March 31, 2004, Community's assets totaled $372 million, loan receivables, net of allowances for loan losses, were $211 million and total deposits were $34 million. The Agreement provides that Community shareholders will receive 0.8715 shares of common stock of the Company for each issued and outstanding share of Community common stock (the "Per Share Stock Consideration"). The Per Share Stock Consideration was increased from that originally announced as a result of a stock dividend declared by the Company after the merger agreement was signed. Community will be permitted under the Agreement to pay a one-time special cash dividend in the amount of $0.75 per share to its shareholders prior to the consummation of the proposed merger. The proposed merger is subject to certain customary conditions for transactions of this type including, among others, the Company and Community shareholder approval and regulatory approval. The Company and Community shareholder meetings to vote on the proposed merger are both scheduled for June 11, 2004. The proposed merger requires the approval of the Office of the Comptroller of the Currency (the "OCC") under the Bank Merger Act, which was received on April 29, 2004. In addition, the Company has received a waiver from the Federal Reserve Board of the application requirements that would otherwise apply to the merger under the Bank Holding Company Act. The merger is expected to be consummated in the third quarter of this year.

         On December 17, 2003, the Company completed the acquisition the eight branches from New York Community Bank ("NYCB") located in Atlantic, Camden and Gloucester Counties in New Jersey. The branch acquisition included approximately $340 million in deposits and approximately $14 million in commercial and consumer loans. In connection with this branch acquisition, the Company paid a premium of approximately $40 million. Of that premium, $10.1 million relates to the core deposit intangible which is being amortized over ten years on a straight-line basis and $30.9 million consists of goodwill which is not subject to annual amortization. During the first quarter 2004, the Company recorded a net adjustment to the carrying amount of goodwill of $22,000 related to the acquisition.


 (3)     Loans

         The components of loans as of March 31, 2004 and December 31, 2003 were as follows:


                                          March 31, 2004   December 31, 2003
                                          --------------   -----------------
         Commercial and industrial            $1,210,624          $1,169,164
         Home equity                              85,822              80,292
         Second mortgages                         48,932              51,531
         Residential real estate                  32,320              29,788
         Other                                    51,841              51,304
                                              ----------          ----------
           Total gross loans                   1,429,539           1,382,079
         Allowance for loan losses               (17,883)            (17,614)
                                              ----------          ----------
           Net Loans                          $1,411,656          $1,364,465
                                              ==========          ==========

         Non-accrual loans                    $   19,847          $   21,568
                                              ==========          ==========

(4)      Allowance for Loan Losses

         Changes in the allowance for loan losses were as follows:

                                       For the three month
                                              period ended   For the year ended
                                            March 31, 2004    December 31, 2003
                                            --------------    -----------------
         Balance, beginning of period              $17,614              $16,408
         Charge-offs                                  (599)              (4,380)
         Recoveries                                    243                  761
                                                   -------              -------
           Net charge-offs                            (356)              (3,619)
         Provision for loan losses                     625                4,825
                                                   -------              -------
         Balance, end of period                    $17,883              $17,614
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                                        March 31, 2004     December 31, 2003
                                                                        --------------     -----------------
        Impaired loans with related reserve for loan
          losses calculated under SFAS No. 114                                 $30,382               $31,463
        Impaired loans with no related reserve for loan
          losses calculated under SFAS No. 114                                   5,538                 6,147
                                                                               -------               -------
        Total impaired loans                                                   $35,920               $37,610
                                                                               =======               =======
        Valuation allowance related to impaired loans                          $ 2,995               $ 3,439
                                                                               =======               =======

                                                                         For the three               For the
                                                                          months ended            year ended
                                                                        March 31, 2004     December 31, 2003
                                                                        --------------     -----------------
        Average impaired loans                                                 $37,174               $34,715
                                                                               =======               =======
        Interest income recognized on impaired loans                           $   361               $ 2,177
                                                                               =======               =======

        Cash basis interest income recognized on impaired loans                $   346               $ 2,311
                                                                               =======               =======

(5)      Deposits

         Deposits consist of the following major classifications:

                                                                       March 31, 2004      December 31, 2003
                                                                       --------------      -----------------
         Demand deposits - interest bearing                                $  747,281             $  784,453
         Demand deposits - non-interest bearing                               422,101                399,538
         Savings deposits                                                     382,584                392,784
         Time certificates under $100,000                                     379,551                390,312
         Time certificates $100,000 or more                                   141,262                144,038
                                                                           ----------             ----------
           Total                                                           $2,072,779             $2,111,125
                                                                           ==========             ==========

(6)      Junior Subordinated Debentures Held by Trusts that Issued Capital Debt

         The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Trust as of March 31, 2004:

                              Capital Securities                         Junior Subordinated Debentures
                --------------------------------------------   ---------------------------------------------------
                                       Stated   Distribution   Principal                               Redeemable
 Issuer Trust         Issuance Date     Value           Rate      Amount             Maturity           Beginning
 ------------         -------------     -----           ----      ------             --------           ---------
                                                  6-mo LIBOR
 Sun Trust III       April 22, 2002   $20,000     plus 3.70%     $20,619       April 22, 2032      April 22, 2007
                                                  3-mo LIBOR
 Sun Trust IV          July 7, 2002    10,000     plus 3.65%      10,310      October 7, 2032        July 7, 2007
                                                  3-mo LIBOR
 Sun Trust V      December 18, 2003    15,000     plus 2.80%      15,464    December 30, 2033   December 30, 2008
                                                  3-mo LIBOR
 Sun Trust VI     December 19, 2003    25,000     plus 2.80%      25,774     January 23, 2034    January 23, 2009
                                      -------                    -------
     Total                            $70,000                    $72,167
                                      =======                    =======

         While the capital securities have been deconsolidated in accordance with GAAP, they continue to qualify as Tier 1 capital under federal regulatory guidelines. The change in accounting guidance did not have an impact on the Tier 1 regulatory capital of either the Company or the Bank. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the capital securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include capital securities in Tier 1 Capital for regulatory capital purposes.

         The Issuer Trusts are wholly owned subsidiaries of the Company and have no independent operations. The obligations of Issuer Trusts are fully and unconditionally guaranteed by the Company. The debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. Interest on the debentures is cumulative and payable in arrears. Proceeds from any redemption of debentures would cause a mandatory redemption of capital securities having an aggregate liquidation amount equal to the principal amount of debentures redeemed.

         Sun Trust III variable annual rate will not exceed 11.00% through five years from its issuance. Sun Trust IV variable annual rate will not exceed 11.95% through five years from its issuance. Sun Trust V and Sun Trust VI do not have interest rate caps.

         During 2003, the Company notified the holders of the outstanding capital securities of Sun Trust II of its intention to call these securities contemporaneously with the redemption of the Sun Trust II debentures on December 31, 2003. The Company wrote off the unamortized debt issuance costs of the called securities in the amount of $624,000, net of income tax, through a charge to equity.

(7)      Comprehensive Income

         The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Total comprehensive income for the three-months ended March 31, 2004 and 2003 amounted to $6,903,000 and $3,242,000, respectively.

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

         Earnings per share for the periods presented are as follows:

                                                                                          For the
                                                                                        Three Months
                                                                                      Ended March 31,
                                                                                 ---------------------------
                                                                                         2004          2003
                                                                                         ----          ----
         Net income                                                                    $3,421        $3,758

         Dilutive stock options outstanding                                         2,842,402     2,429,435
         Average exercise price per share                                               $9.73         $8.75
         Average market price                                                          $24.64        $12.78

         Average common shares outstanding                                         13,962,256    12,332,578
         Increase in shares due to exercise of options - diluted basis              1,238,166       554,801
                                                                                   ----------    ----------
         Adjusted shares outstanding - diluted                                     15,200,422    12,887,379
                                                                                   ==========    ==========

         Net earnings per share - basic                                                 $0.25         $0.30
         Net earnings per share - diluted                                               $0.23         $0.29
         Options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so
         would have been antidilutive for the period presented                              0       445,435
                                                                                   ==========    ==========

(9)      Commitments

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at March 31, 2004 was $42.8 million, and the portion of the exposure not covered by collateral was approximately $13.3 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policies, Judgments and Estimates

         The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, income taxes and goodwill. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         In determining the Bank's allowance for loan losses, management has established both specific and general pooled allowances. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial loans. Loans not individually reviewed are evaluated as a group using expected loss ratios, which are based on the Bank's historical charge-off experience and current market and economic conditions. In determining the appropriate level of the general pooled allowance and projecting losses management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan to value ratios and cost and timing of collateral repossession and disposal. Estimates are periodically measured against actual loss experience. Adjustments are made to future projections as assumptions are revised.

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

         Accounting for income taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities and the judgments and estimates required for the evaluation are periodically updated based upon changes in business factors and the tax laws.

         Valuation of goodwill. The Company assesses the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that the Company considers important in determining whether to perform an impairment review include significant under performance relative to forecasted operating results and significant negative industry or economic trends. If the Company determines that the carrying value of goodwill may not be recoverable, then the Company will assess impairment based on a projection of undiscounted future cash flows and measure the amount of impairment based on fair value. In the fourth quarter 2003, the Company performed, with the assistance of an independent third party other than its independent auditors, its annual impairment test of goodwill as required under the SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 147, Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. Such testing is based upon a number of factors, which are based upon assumptions and management judgments. These factors include among other things, future growth rates, discount rates and earnings capitalization rates. The test indicated that no impairment charge was necessary for the year ended December 31, 2003.

         Derivative Financial Instruments. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exist as part of its ongoing business operations. Derivative financial instruments are entered into for periods that match the related underlying exposures and do not constitute positions independent of these exposures. The Company does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged derivative financial instruments. Net interest income or net interest expense related to outstanding interest rate swap agreements are accrued and recognized in earnings as an adjustment to the related interest income or interest expense of the hedged asset/liability over the life of the related agreement. Gains and losses associated with the termination of interest rate swap agreements for identified positions are deferred and amortized over the remaining lives of the related underlying assets/liabilities as an adjustment to the yield/rate. Unamortized deferred gains and losses associated with terminated interest rate swap agreements are included in the underlying assets/liabilities hedged.


Branch Rationalization Program

         Under the ongoing branch rationalization program, the Company consolidated one branch in the first quarter, three branches have closed in April and discussions continue for further branch sales. The Company remains on target to close, consolidate or sell ten additional branches during the remainder of 2004.


Financial Condition

         Total assets at March 31, 2004 decreased by $5.5 million, or 0.2% to $2.59 billion as compared to $2.60 billion at December 31, 2003. The decrease was primarily the result of a decrease in investment securities of $98.9 million, partially offset by an increase in loans receivable of $47.2 million, and increases in other assets (consisting primarily of approximately $30 million in obligations to purchase when-issued securities), and in cash and cash equivalents of $19.0 million.

         Cash and cash equivalents increased $19.0 million, from $82.1 million at December 31, 2003 to $101.1 million at March 31, 2004, resulting primarily from the increase of federal funds sold of $18.0 million. Investment securities available for sale decreased $98.9 million or 10.3%, from $963.4 million at December 31, 2003 to $864.5 million at March 31, 2004. The net change to federal funds sold together with investment securities during the first three months of 2004 was consistent with the Company's asset and liability management goals which are designed to maintain a portfolio of high quality investments which optimizes interest income within acceptable limits of safety and liquidity. Investment securities at December 31, 2003 included $125.0 million short-term investments related to the Company's acquisition of branches from New York Community Bank. These short-term investments were expected to be reinvested into either the loan portfolio or intermediate term investments during 2004.

         Net loans receivable at March 31, 2004 were $1.41 billion, an increase of $47.2 million from $1.36 billion at December 31, 2003. The increase was primarily in commercial and industrial loans and home equity consumer loans. The ratio of allowance for loan losses to total loans was 1.25% at March 31, 2004 compared to 1.27% at December 31, 2003.

         Non-performing loans were $20.4 million at March 31, 2004 compared to $21.8 million at December 31, 2003. The ratio of non-performing assets to total loans and real estate owed was 1.73% at March 31, 2004 compared to 1.89% at
December 31, 2003. The ratio of allowance for loan losses to total non-performing loans was 87.67% at March 31, 2004 compared to 80.74% at December 31, 2003.

         Other assets at March 31, 2004 were $37.6 million, an increase of $28.5 million from $9.1 million at December 31, 2003. The increase was primarily from the purchase of $30.0 million of when-issued investment securities with an offsetting increase in other liabilities.

         Total deposits were $2.07 billion at March 31, 2004, reflecting a $38.4 million decrease from December 31, 2003. The Company's core deposits, (demand and savings deposits) decreased $24.8 million, or 1.6% while the non-core deposits (time deposits) decreased $13.6 million, or 2.5%. The decrease in deposits is attributed to a decline in public funds as well as the projected runoff of NYCB deposits as a result of the December 2003 branch acquisition. Approximately $19 million of public funds were anticipated withdrawals from the Bank as a result of two municipality funding projects. The Company expects the deposits in the former NYCB branches to increase in the second quarter.

         The Company's deposit strategy stresses the importance of building customer relationships. During the first quarter, the Company continued to maintain its relationship pricing strategy which has enabled the Company to keep the deposit mix at a higher concentration of lower costing core deposits.

         Total shareholders' equity increased $7.2 million, from $185.7 million at December 31, 2003, to $192.9 million at March 31, 2004. The increase was primarily the result of the three months ended net income amounting to $3.4 million and a $3.5 million increase in accumulated other comprehensive income, resulting from an increased unrealized net gain on available for sale securities.


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

         The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $101.1 million at March 31, 2004, the Company had additional secured borrowing capacity with the FHLB of approximately $9 million and other sources of approximately $57 million.

         The Company's largest cash flows are investing activities. During the three months ended March 31, 2004 the Company's primary source of cash from investing activities was the proceeds from sales, maturities, prepayments or calls of investment securities. The primary use of cash from investing activities was the purchase of investment securities and the increase in loans. Financing activities, which used $41.7 million of net cash, was primarily the result of the net decrease in deposits and net repayments under lines of credit. The activity during this period reflects the Company's continued focus on overall balance sheet and capital management, concentrating on growth of its core businesses, with emphasis on commercial lending and retail banking, while managing the Company's liquidity, interest-rate risk and capital resources.

         Management has developed a capital plan for the Company and the Bank that should allow the Company and the Bank to grow capital internally at levels sufficient for achieving its internal growth projections while managing its operating and financial risks. The Company has also considered a contingent capital plan, and when appropriate, the Company's Board of Directors may consider various capital raising alternatives. The principle components of the capital plan are to generate additional capital through retained earnings from internal growth, access the capital markets for external sources of capital, such as common equity of trust preferred securities, when necessary or appropriate, redeem existing capital instruments and refinance such instruments at lower rates when conditions permit and maintain sufficient capital for safe and sound operations. The capital plan is not expected to have a material impact on our liquidity. It is the Company's intention to maintain "well-capitalized" risk-based capital levels.

         As part of its capital plan, the Company issued trust preferred securities that qualify as Tier 1 or core capital of the Company, subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2004, of the Company's $70.0 million trust preferred securities, $62.6 million qualify as Tier 1 capital and $7.4 million qualify as Tier 2 capital.



Comparison  of  Operating  Results for the Three Months Ended March 31, 2004 and
2003

         Net income decreased by $337,000, or 9.0% for the three months ended March 31, 2004 to $3.4 million from $3.8 million for the three months ended March 31, 2003. As more fully described below, the decrease in net income was primarily due to an increase in non-interest expense of $3.0 million and a $217,000 decrease non-interest income offset by an increase of $2.3 million in net interest income.

         Net Interest Income. The interest rate spread and margin for the three months ended March 31, 2004 was 3.22% and 3.46%, respectively, compared to 3.22% and 3.60%, respectively, for the same period 2003. The yield on the average interest-earning assets declined 75 basis points from 5.59% for the three months ended March 31, 2003 to 4.84% for the same period in 2004, while the cost of funds on average interest-bearing liabilities decreased 75 basis points from 2.37% for the three months ended March 31, 2003 to 1.62% for the same period in 2004.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                At or for the three months ended  At or for the three months ended
                                                         March 31, 2004                   March 31, 2003
                                                 --------------------------------  -------------------------------

                                                    Average             Average       Average            Average
                                                    Balance   Interest Yield/Cost     Balance  Interest Yield/Cost
                                                    -------   -------- ----------     -------  -------- ----------
Interest-earning assets:
       Loans receivable (1), (2):
          Commercial and industrial                $1,187,246  $17,921     6.04 %   $1,059,424  $17,926      6.77 %
          Home equity                                  82,843      797     3.85         46,931      498      4.24
          Second mortgage                              50,442      798     6.33         45,698      811      7.10
          Residential real estate                      30,623      515     6.72         41,085      764      7.44
          Other                                        51,721    1,019     7.88         53,186    1,107      8.32
                                                   ----------  -------              ----------  -------
             Total loans receivable                 1,402,875   21,050     6.00      1,246,324   21,106      6.77
       Investment securities (3)                      904,036    7,192     3.18        746,622    6,876      3.68
       Interest-bearing deposit with banks              6,697        9     0.55          5,653       11      0.81
       Federal funds sold                              26,818       62     0.93          3,556       11      1.19
                                                   ----------  -------              ----------  -------
          Total interest-earning assets             2,340,426   28,313     4.84      2,002,155   28,004      5.59
                                                   ----------  -------              ----------  -------

       Cash and due from banks                         70,673                           60,356
       Bank properties and equipment                   34,229                           29,501
       Goodwill and intangible assets                  76,353                           39,105
       Other assets                                    74,689                           33,936
                                                   ----------                       ----------
       Non-interest-earning assets                    255,944                          162,898
                                                   ----------                       ----------
       Total Assets                                $2,596,370                       $2,165,053
                                                   ==========                       ==========

Interest-bearing liabilities:
       Interest-bearing deposit accounts:
         Interest-bearing demand deposits            $777,699    1,525     0.78 %     $644,085    2,085      1.29 %
         Savings deposits                             386,269      729     0.76        324,839    1,269      1.56
         Time deposits                                525,901    3,186     2.42        409,292    3,446      3.37
                                                   ----------  -------              ----------  -------
       Total interest-bearing deposit accounts      1,689,869    5,440     1.29      1,378,216    6,800      1.97
                                                   ----------  -------              ----------  -------
       Borrowed money:
         Federal funds purchased                        2,939       11     1.51          7,486       31      1.67
         Securities sold under agreements to
           repurchase                                  59,886       54     0.36         62,838       95      0.60
         FHLB advances                                160,837    1,735     4.31        175,014    1,980      4.53
         Junior subordinated debentures                72,234      809     4.48              -        -         -
                                                   ----------  -------              ----------  -------
       Total borrowings                               295,896    2,609     3.53        245,338    2,106      3.43
       Guaranteed preferred beneficial interest in
          Company's subordinated debt                       -        -        -         59,274    1,058      7.14
                                                   ----------  -------              ----------  -------
       Total interest-bearing liabilities           1,985,765    8,049     1.62      1,682,828    9,964      2.37
                                                   ----------  -------              ----------  -------

Non-interest-bearing demand deposits                  389,393                          303,256
Other liabilities                                      32,581                           31,369
                                                   ----------                       ----------
          Non-interest-bearing liabilities            421,974                          334,625
                                                   ----------                       ----------
       Total liabilities                            2,407,739                        2,017,453

Shareholders' equity                                  188,631                          147,600
                                                   ----------                       ----------
       Total liabilities and shareholders' equity  $2,596,370                       $2,165,053
                                                   ==========                       ==========

Net interest income                                            $20,264                          $18,040
                                                               =======                          =======
Interest rate spread (4)                                                   3.22 %                            3.22 %
                                                                         ======                            ======
Net interest margin (5)                                                    3.46 %                            3.60 %
                                                                         ======                            ======
Ratio of average interest-earning assets to
    average interest-bearing liabilities                                 117.86 %                          118.98 %
                                                                         ======                            ======
--------------------------------------------------------------------------------------------------------------------

(1)  Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                                       Three Months Ended March 31,
                                                              2004 vs. 2003
                                                      -----------------------------
                                                           Increase (Decrease)
                                                                  Due to
                                                      -----------------------------
                                                       Volume       Rate        Net
                                                       ------       ----        ---
Interest income
  Loans receivable:
     Commercial and industrial                        $ 2,039    $(2,044)   $    (5)
     Home equity                                          349        (50)       299
     Second mortgage                                       80        (93)       (13)
     Residential real estate                             (181)       (68)      (249)
     Other                                                (30)       (58)       (88)
                                                      -------    -------    -------
        Total loans receivable                          2,257     (2,313)       (56)

  Investment securities                                 1,330     (1,014)       316
  Interest-bearing deposits accounts                        2         (4)        (2)
  Federal funds sold                                       54         (3)        51
                                                      -------    -------    -------
    Total interest-earning assets                     $ 3,643    $(3,334)   $   309
                                                      -------    -------    -------

Interest expense Interest-bearing deposit accounts:
    Interest-bearing demand deposit                   $   374    $  (934)   $  (560)
    Savings deposits                                      207       (747)      (540)
    Time deposits                                         843     (1,103)      (260)
                                                      -------    -------    -------
       Total interest-bearing deposit accounts          1,424     (2,784)    (1,360)
  Borrowed money:
     Federal funds purchased                              (17)        (3)       (20)
     Securities sold under agreements to
        repurchase                                         (4)       (37)       (41)
     FHLB advances                                       (156)       (89)      (245)
     Debentures and trust securities                      199       (448)      (249)
                                                      -------    -------    -------
         Total borrowed money                              22       (577)      (555)
    Total interest-bearing liabilities                $ 1,446    $(3,361)   $(1,915)
                                                      -------    -------    -------
Net change in net interest income                     $ 2,197    $    27    $ 2,224
                                                      =======    =======    =======


         Net interest income (on a tax-equivalent basis) increased $2.3 million, or 12.3% to $20.3 million for the three months ended March 31, 2004 from $18.0 million for the same period in 2003. From the volume component, net interest income (on a tax-equivalent basis) increased $2.2 million, the majority of which is due to an increase in the average balance of interest-earning assets. The rate component increased net interest income by $27,000.

         Interest income (on a tax-equivalent basis) increased by $309,000, to $28.3 million for the three months ended March 31, 2004 compared to $28.0 million for the same period in 2003. The increase in interest income was due to the combined 16.9% increase in the average balance of loans receivable, investment securities and federal funds sold which produced an increase in interest income of $3.6 million offset by a continued drop in interest rates, which lowered the yield on average interest-earning assets by 75 basis points, or $3.3 million.

         Interest expense decreased $1.9 million, or 19.2%, to $8.1 million for the three months ended March 31, 2004 compared to $10.0 million for the same period in 2003. The decrease in interest expense was primarily due to a continued drop in interest rates, which lowered the yield on average interest-bearing liabilities by 75 basis points, or $2.8 million, offset by the 22.6% increase in the average balance of interest-earning deposits which produced an increase in interest expense $1.4 million.

         Provision for Loan Losses. For the three months ended March 31, 2004, the provision for loan losses was $625,000, a decrease of $50,000, compared to $675,000 for the same period in 2003. The Company focuses on its loan portfolio management and credit review process to effectively address the current risk profile of the portfolio and aggressively manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Non-Interest Income. Non-interest income decreased $217,000, or 5.4% for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003. The decrease was primarily the result of a $1.3 million decrease in gain on sale of branches, offset by a $408,000 increase in service charges on deposit accounts resulting primarily from the Company's overdraft privilege program, an increase in the gain on sale of investment securities of $280,000, and an increase of $416,000 in other income primarily resulting from $433,000 in BOLI investment income.

         Non-Interest Expenses. Non-interest expenses increased $3.0 million, or 19.1% to $18.5 million for the three months ended March 31, 2004 as compared to $15.5 million for the same period in 2003. Of the increase, $1.5 million was in salaries and employee benefits due to an increase in staffing during 2003, $235,000 was in amortization of intangible assets expense relating to the December 2003 branch acquisition and $716,000 in other real estate expense, of which $650,000 related to a gain on sale of real estate during the first quarter 2003 and no gain or loss during 2004.

         Income Taxes. Income taxes decreased $518,000 for the three months ended March 31, 2004 as compared to the same period in 2003. The increase resulted from lower pre-tax earnings and an increase in BOLI investment income.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Asset and Liability Management

         Interest rate, credit and operational risks are among the most significant market risks impacting the performance of the Company. Interest risk is reviewed monthly by the Asset Liability Committee ("ALCO"), composed of senior management representatives from a variety of areas within the Company. ALCO devises strategies and tactics to maintain the net interest income of the Company within acceptable ranges over a variety of interest rate scenarios. Should the Company's risk modeling indicate an undesired exposure to changes in interest rates, there are a number of remedial options available including changing the investment portfolio characteristics, and changing loan and deposit pricing strategies. Two of the tools used in monitoring the Company's sensitivity to interest rate changes are gap analysis and net interest income simulation.

Gap Analysis

         Banks are concerned with the extent to which they are able to match maturities or repricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring the bank's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period, over the interest-bearing liabilities maturing or repricing within that same time period. On a monthly basis the Company and the Bank monitor their gap, primarily cumulative through both six months and one year maturities.

         At March 31, 2004, the Company had a positive position with respect to its exposure to interest rate risk maturing or repricing within one year. Total interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing during the same time period by $286.8 million, representing a positive one-year gap ratio of 11.06%.

         The following table sets forth the maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2004. All amounts are categorized by their actual maturity, anticipated call or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits into categories noted below, based on the estimated duration of those deposits.

                                                          Maturity/Repricing Time Periods
                                      -------------------------------------------------------------------------
                                         0-3 Months   4-12 Months      1-5 Years    Over 5 Yrs.          Total
                                         ----------   -----------      ---------    -----------          -----

FHLB interest-bearing deposit              $  3,812                                                 $    3,812
Loans receivable                            568,122      $192,073       $621,012       $ 48,332      1,429,539
Investment securities                       250,084       178,693        376,405         64,423        869,605
Federal funds sold                           18,521             -              -              -         18,521
                                           --------      --------       --------       --------     ----------
  Total interest-earning assets             840,539       370,766        997,417        112,755      2,321,477
                                           --------      --------       --------       --------     ----------
Interest-bearing demand deposits            246,514       110,442        335,454         54,871        747,281
Savings deposits                             35,003        81,370        238,818         27,393        382,584
Time certificates                           130,448       171,732        201,294         17,339        520,813
Federal Home Loan Bank advances               4,800        14,701        123,621         16,094        159,216
Securities sold under agreements
  to repurchase                              59,491             -              -              -         59,491
Trust preferred securities                   70,000             -              -              -         70,000
                                           --------      --------       --------       --------     ----------
 Total interest-bearing liabilities         546,256       378,245        899,187        115,697      1,939,385
                                           --------      --------       --------       --------     ----------
Periodic Gap                               $294,283      $(7,479)       $ 98,230       $(2,942)     $  382,092
                                           ========      ========       ========       ========     ==========
Cumulative Gap                             $294,283      $286,804       $385,034       $382,092
                                           ========      ========       ========       ========
Cumulative Gap Ratio                          11.34 %       11.06 %        14.84 %        14.73 %
                                           ========      ========       ========       ========

Net Interest Income Simulation

         The Company also uses simulation models to measure the impact of changing interest rates on its operations. The simulation model attempts to capture the cash flow and repricing characteristics of the current assets and liabilities on the Company's balance sheet. Assumptions regarding such things as prepayments, rate change behaviors, level and composition of new balance sheet activity and new product lines are incorporated into the simulation model. Net interest income is simulated over a twelve month horizon under a variety of linear yield curve shifts, subject to certain limits agreed to by ALCO. The Company uses a base interest rate scenario provided by Data Resources, Inc. ("DRI") a third party econometric modeling service.

         Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity.

         The following table shows the Company's estimated earnings sensitivity profile versus the most likely DRI rate forecast as of March 31, 2004:

     Change in Interest Rates       Percentage Change in Net Interest Income
     ------------------------       ----------------------------------------
          (Basis Points)                             Year 1
               +200                                  -0.4%
               +100                                  -0.1%
               -100                                  -0.3%

Derivative Financial Instruments

         The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exist as part of its ongoing business operations. Derivative financial instruments are entered into for periods that match the related underlying exposures and do not constitute positions independent of these exposures. The Company does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged derivative financial instruments. The Company accounts for changes in the fair value of fair value hedges and the corresponding hedged items as a component of Other Non-Interest Income on the Company's Consolidated Statements of Income. The gross unrealized gains and gross unrealized losses on the Company's derivative financial instruments are included as a component of Other Assets or Other Liabilities, respectively, in the Company's Consolidated Statements of Financial Condition. The gross unrealized gains and gross unrealized losses on the corresponding hedged items are included as part of the carrying value of the hedged item in the Company's Consolidated Statements of Financial Condition.

         Net interest income or net interest expense related to outstanding interest rate swap agreements are accrued and recognized in earnings as an adjustment to the related interest income or interest expense of the hedged asset/liability over the life of the related agreement. Gains and losses associated with the termination of interest rate swap agreements for identified positions are deferred and amortized over the remaining lives of the related underlying assets/liabilities as an adjustment to the yield/rate. Unamortized deferred gains and losses associated with terminated interest rate swap agreements are included in the underlying assets/liabilities hedged.


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

PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings

            The Company is not engaged in any legal proceedings of a material nature at March 31, 2004. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

           Not applicable

ITEM 3.    Defaults upon Senior Securities

           Not applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders

           Not applicable

ITEM 5.    Other Information

           Not applicable

ITEM 6.    Exhibits and Reports on Form 8-K

           Exhibit 31         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
           Exhibit 32         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
           Form 8-K           The Company filed a Current Report on Form 8-K on January 21, 2004, to report earnings  for the  fiscal  year ended  December 31, 2003
           Form 8-K           The  Company  filed a Current  Report  on Form 8-K on  February  16,  2004 to
                              report  the  Agreement  and Plan of Merger  between  Sun  Bancorp,  Inc.  and
                              Community Bancorp of New Jersey
           Form 8-K           The  Company  filed a Current  Report on Form 8-K on March 18, 2004 to report the declaration of a 5% stock dividend.


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


                                           Sun Bancorp, Inc.
                                           -------------------------------------
                                           (Registrant)



Date: May 7, 2004                          /s/Thomas A. Bracken
                                           -------------------------------------
                                           Thomas A. Bracken
                                           President and Chief Executive Officer




Date: May 7, 2004                          /s/Dan A. Chila
                                           -------------------------------------
                                           Dan A. Chila
                                           Executive Vice President and
                                           Chief Financial Officer