Form 10-Q
period 2004-06-30
SUN BANCORP INC /NJ/
filed 2004-08-06
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2004
                                                -------------------

OR [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                        0 - 20957                        .
                          ------------------------------------------------------

                                SUN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                             52-1382541
--------------------------------                                ----------------
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
Yes      X       No
     ----------     --------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes      X       No
     ----------    ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock            17,084,463               August 4, 2004
-----------------------------            ----------              ---------------
         Class                  Number of shares outstanding          Date

                                SUN BANCORP, INC.

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Statements of Financial Condition
          at June 30, 2004 and December 31, 2003                               3

          Unaudited Condensed Consolidated Statements of Income
          for the Three and Six Months Ended June 30, 2004 and 2003            4

          Unaudited Condensed Consolidated Statement of Shareholders' Equity
          for the Six Months Ended June 30, 2004                               5

          Unaudited Condensed Consolidated Statements of Cash Flows            6
          for the Six Months Ended June 30, 2004 and 2003

          Notes to Unaudited Condensed Consolidated Financial Statements       7

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              15

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                             24

       ITEM 4. CONTROLS AND PROCEDURES                                        26

PART II - OTHER INFORMATION

       ITEM 1. Legal Proceedings                                              27

       ITEM 2. Changes in Securities, Use of Proceeds                         27
                      and Issuer Purchases of Equity Securities

       ITEM 3. Defaults upon Senior Securities                                27

       ITEM 4. Submission of Matters to a Vote of Security Holders            27

       ITEM 5. Other Information                                              28

       ITEM 6. Exhibits and Reports on Form 8-K                               28

       SIGNATURES                                                             29

       CERTIFICATIONS                                                         30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands except par value amounts)


                                                                                            June 30,    December 31,
                                                                                              2004          2003
                                                                                          -----------    -----------
ASSETS

Cash and due from banks                                                                   $    83,491    $    78,841
Interest-bearing bank balances                                                                 18,499          2,789
Federal funds sold                                                                                 51            487
                                                                                          -----------    -----------
  Cash and cash equivalents                                                                   102,041         82,117
Investment securities available for sale (amortized cost -
  $820,319; 2004 and $960,877; 2003)                                                          808,472        963,428
Loans receivable (net of allowance for loan losses -
  $18,701; 2004 and $17,614; 2003)                                                          1,480,451      1,364,465
Restricted equity investments                                                                  15,505         12,551
Bank properties and equipment, net                                                             32,215         34,093
Real estate owned, net                                                                          2,211          4,444
Accrued interest receivable                                                                    11,258         11,266
Goodwill                                                                                       50,581         50,600
Intangible assets, net                                                                         23,875         26,195
Deferred taxes, net                                                                            13,564          8,465
Bank owned life insurance                                                                      33,617         32,785
Other assets                                                                                    7,162          9,078
                                                                                          -----------    -----------

TOTAL                                                                                     $ 2,580,952    $ 2,599,487
                                                                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                                  $ 2,042,984    $ 2,111,125
Advances from the Federal Home Loan Bank                                                      154,418        163,964
Federal funds purchased                                                                             -          2,500
Securities sold under agreements to repurchase - FHLB                                          50,000              -
Securities sold under agreements to repurchase - customers                                     69,425         55,934
Junior subordinated debentures                                                                 72,167         72,167
Other liabilities                                                                               6,517          8,079
                                                                                          -----------    -----------
  Total liabilities                                                                         2,395,511      2,413,769
                                                                                          -----------    -----------

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value,  1,000,000 shares authorized,  none issued
Common stock, $1 par value, 25,000,000 shares authorized,
  issued: 14,077,112; 2004 and 13,381,310; 2003                                                14,077         13,381
Additional paid in capital                                                                    167,293        151,631
Retained earnings                                                                              12,541         20,062
Accumulated other comprehensive (loss) income                                                  (7,424)         1,690
Treasury stock at cost, 90,562 shares                                                          (1,046)        (1,046)
                                                                                          -----------    -----------
  Total shareholders' equity                                                                  185,441        185,718
                                                                                          -----------    -----------

TOTAL                                                                                     $ 2,580,952    $ 2,599,487
                                                                                          ===========    ===========

--------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                For the Three Months            For the Six Months
                                                                   Ended June 30,                 Ended June 30,
                                                            ---------------------------    ---------------------------
                                                                  2004           2003           2004            2003
                                                            ------------   ------------    ------------   ------------

                                                                (Dollars in thousands, except per share amounts)
INTEREST INCOME:
  Interest and fees on loans                                $     21,895   $     20,998    $     42,945   $     42,104
  Interest on taxable investment securities                        5,821          5,635          12,150         11,418
  Interest on non-taxable investment securities                      505            625           1,011          1,241
  Interest on restricted equity investments                          119            209             225            382
  Interest on federal funds sold                                      21             18              83             29
                                                            ------------   ------------    ------------   ------------
    Total interest income                                         28,361         27,485          56,414         55,174
                                                            ------------   ------------    ------------   ------------

INTEREST EXPENSE:
  Interest on deposits                                             5,217          6,537          10,658         13,337
  Interest on short-term borrowed funds                            1,789          2,243           3,588          4,349
  Interest on debentures                                             812              -           1,621              -
  Interest on guaranteed preferred beneficial interest
    in Company's subordinated debt                                     -          1,048               -          2,106
                                                            ------------   ------------    ------------   ------------

    Total interest expense                                         7,818          9,828          15,867         19,792
                                                            ------------   ------------    ------------   ------------

    Net interest income                                           20,543         17,657          40,547         35,382

PROVISION FOR LOAN LOSSES                                            735            710           1,360          1,385
                                                            ------------   ------------    ------------   ------------
    Net interest income after provision for loan losses           19,808         16,947          39,187         33,997
                                                            ------------   ------------    ------------   ------------

NON-INTEREST INCOME:
  Service charges on deposit accounts                              2,209          1,932           4,371          3,686
  Other service charges                                              210            104             306            206
  Gain (loss) on sale of bank properties and equipment             2,321            (44)          2,321              9
  Gain on sale of loans                                              105              -             111              -
  Gain on sale of investment securities                              578            825             903            870
  Gain on sale of branch deposits                                      -              -               -          1,315
  Other                                                            1,407          1,051           2,592          1,773
                                                            ------------   ------------    ------------   ------------
    Total non-interest income                                      6,830          3,868          10,604          7,859
                                                            ------------   ------------    ------------   ------------

NON-INTEREST EXPENSES:
  Salaries and employee benefits                                   9,099          8,165          18,615         16,181
  Occupancy expense                                                2,702          2,156           5,165          4,611
  Equipment expense                                                1,731          1,414           3,276          2,774
  Data processing expense                                          1,018            838           1,983          1,629
  Amortization of intangible assets                                1,160            925           2,320          1,850
  Other                                                            3,630          2,896           6,472          4,873
                                                            ------------   ------------    ------------   ------------
    Total non-interest expenses                                   19,340         16,394          37,831         31,918
                                                            ------------   ------------    ------------   ------------

INCOME BEFORE INCOME TAXES                                         7,298          4,421          11,960          9,938
INCOME TAXES                                                       2,268          1,294           3,509          3,053
                                                            ------------   ------------    ------------   ------------

NET INCOME                                                  $      5,030   $      3,127    $      8,451   $      6,885
                                                            ============   ============    ============   ============

Basic earnings per share                                    $       0.36   $       0.25    $       0.60   $       0.56
                                                            ============   ============    ============   ============

Diluted earnings per share                                  $       0.33   $       0.24    $       0.56   $       0.53
                                                            ============   ============    ============   ============

Weighted average shares - basic                               13,982,111     12,337,603      13,974,320     12,335,104
                                                            ============   ============    ============   ============

Weighted average shares - diluted                             15,077,659     13,170,022      15,145,872     13,035,406
                                                            ============   ============    ============   ============

-----------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For The Six Months Ended June 30, 2004
(In thousands)

                                                                                    Accumulated
                                                       Additional                      Other
                                              Common    Paid-in      Retained      Comprehensive    Treasury
                                               Stock    Capital      Earnings      Income (Loss)     Stock       Total
                                               -----    -------      --------      -------------     -----       -----

BALANCE, DECEMBER 31, 2003                   $13,381     $151,631     $20,062           $ 1,690    $(1,046)   $185,718
Comprehensive income:
  Net income                                       -            -       8,451                 -           -          -
  Net change in unrealized gain on
    securities available for sale,
    net of taxes of $5,284                         -            -           -            (9,114)          -          -
                                                                                                              --------
      Comprehensive income                         -            -           -                 -           -       (663)
                                                                                                              --------
Exercise of stock options                         21          148           -                 -           -        169
Issuance of common stock                          10          218           -                 -           -        228
Stock dividends                                  665       15,296     (15,961)                -           -          -
Cash paid for fractional interest
   resulting from stock dividend                   -            -         (11)                -           -        (11)
                                             -------     --------     -------           -------    --------   --------
BALANCE, JUNE 30, 2004                       $14,077     $167,293     $12,541           $(7,424)   $ (1,046)  $185,441
                                             =======     ========     =======           =======    ========   ========

------------------------------------------------------------------------------
 See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                              For the Six Months
                                                                                 Ended June 30,
                                                                             ----------------------
                                                                                2004         2003
                                                                             ---------    ---------
OPERATING ACTIVITIES:
  Net income                                                                 $   8,451    $   6,885
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                    1,360        1,385
    Depreciation                                                                 1,685        1,300
    Net amortization of investments securities                                   1,135        1,434
    Amortization of intangible assets                                            2,320        1,850
    Write down of book value of fixed assets                                        76            -
    Gain on sale of investment securities available for sale                      (903)        (870)
    Gain on sale of bank properties and equipment                               (2,321)          (9)
    Gain on sale of branch deposits                                                  -       (1,315)
    Gain on sale of loans                                                         (111)           -
    Increase in cash value of BOLI                                                (832)        (234)
    Deferred income taxes                                                          184          452
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                    8           13
      Other assets                                                               1,917        1,341
      Other liabilities                                                         (1,562)      (4,934)
                                                                             ---------    ---------
        Net cash provided by operating activities                               11,407        7,298
                                                                             ---------    ---------

INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                       (327,124)    (322,955)
  Purchases of restricted equity securities                                     (2,954)        (909)
  Proceeds from maturities, prepayments or calls of investment securities
     available for sale                                                        413,102      300,463
  Proceeds from sale of investment securities available for sale                54,348       21,058
  Net increase in loans                                                       (117,235)     (57,276)
  Purchase of bank properties and equipment                                     (2,114)      (1,429)
  Proceeds from the sale of bank properties and equipment                        4,200          121
  Purchase of bank owned life insurance policies                                     -      (25,000)
  Net proceeds from sale of real estate owned                                    2,585          605
                                                                             ---------    ---------
        Net cash provided by (used in) investing activities                     24,808      (85,322)
                                                                             ---------    ---------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                          (68,141)      74,860
  Decrease in cash resulting from branch sale                                        -      (17,886)
  Purchase price adjustment of branch assets purchased                              19            -
  Net borrowings under line of credits, advances and repurchase agreements      51,445       58,387
  Principal payments on loan payable                                                 -       (1,160)
  Proceeds from exercise of stock options                                          169          182
  Payments of fractional interests resulting from stock dividend                   (11)          (7)
  Proceeds from issuance of common stock                                           228          133
                                                                             ---------    ---------
        Net cash (used in) provided by financing activities                    (16,291)     114,509
                                                                             ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       19,924       36,485
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  82,117       65,614
                                                                             ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 102,041    $ 102,099
                                                                             =========    =========

--------------------------------------------------------------------------------
    See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except per share amounts, are in thousands.)

(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of the Company and its principal wholly owned subsidiary, Sun National Bank (the "Bank") and the Bank's wholly owned subsidiaries, Med-Vine, Inc., Sun Financial Services, L.L.C. and 2020 Properties, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation. Effective with the adoption of FASB Interpretation Number ("FIN") 46, Consolidation of Variable Interest Entities and FIN 46 (R) on December 31, 2003, the Company deconsolidated Sun Capital Trust (liquidated in April 2002), Sun Capital Trust II (liquidated in December 2003), Sun Capital Trust III, Sun Capital Trust IV, Sun Capital Trust V and Sun Capital Trust VI, collectively, the "Issuer Trusts".

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2003. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or any other period.

         Use of Estimates in the Preparation of Financial Statements - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for loan losses, goodwill, core deposit and other intangible assets, deferred tax asset valuation allowance, and derivative financial instruments. Actual results could differ from those estimates.

         Stock Dividend - On March 18, 2004, the Company's Board of Directors declared a 5% stock dividend paid on April 20, 2004 to shareholders of record on April 6, 2004. Accordingly, per share data have been adjusted for all periods presented.

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

         At June 30, 2004, the Company had three stock-based employee compensation plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                           For the Three Months Ended   For the Six Months Ended
                                                                      June 30,                 June 30,
                                                           --------------------------   ------------------------
                                                                  2004       2003          2004       2003
                                                                  ----       ----          ----       ----
           Reported net income available to shareholders        $5,030     $3,127        $8,451     $6,885
           Add: Total stock-based employee compensation
               expense included in reported net income
                  (net of tax)                                      10          -            20          -
           Deduct: Total stock-based employee
               compensation expense determined under
               fair value method (net of tax)                     (206)      (347)         (412)      (692)
                                                                ------     ------        ------     ------
           Pro forma net income available to shareholders       $4,834     $2,780        $8,059     $6,193
                                                                ======     ======        ======     ======

          Earnings per share:
          Basic - as reported                                   $ 0.36     $ 0.25        $ 0.60     $ 0.56
          Basic - pro forma                                     $ 0.35     $ 0.23        $ 0.58     $ 0.50

          Diluted - as reported                                 $ 0.33     $ 0.24        $ 0.56     $ 0.53
          Diluted - pro forma                                   $ 0.32     $ 0.21        $ 0.53     $ 0.48

          Recent Accounting Principles - In March 2004, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method. The amount of any other-than-temporary impairment that may need to be recognized upon adoption of EITF 03-1 will be dependent on market conditions and management's intent and ability at the time of the impairment evaluation to hold the underwater investments until a forecasted recovery in fair value up to (or beyond) adjusted cost. Disclosures about unrealized losses that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment is effective for the Company's reporting periods beginning after June 15, 2004, and the disclosures for the cost method investments are effective for the Company's fiscal year ending December 31, 2004. Management does not expect the adoption of EITF 03-1 to have a material effect on the Company's operating results or financial condition.

          In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The Company adopted this new standard prospectively effective April 1, 2004. This SAB did not have a material effect on the Company's operating results or financial condition.

(2)      Acquisitions

         On July 8, 2004, the Company acquired Community Bancorp of New Jersey ("Community") in a stock-for-stock exchange merger valued at approximately $66 million. In the merger Community shareholders received 0.8715 shares of common stock of the Company for each issued and outstanding share of Community common stock. Approximately 3,096,000 shares of the Company common stock have been issued. At July 8, 2004, Community's assets totaled $374 million, loan receivables, net of allowances for loan losses, were $230 million, investments securities were $115 million and total deposits were $346 million. Goodwill of approximately $31 million was recorded in conjunction with this transaction and will not be amortized in accordance with SFAS No. 142, but will be reviewed at least annually for impairment. Core Deposit Intangibles of approximately $14 million was recorded and will be amortized over approximately nine years.

 (3)     Loans

         The components of loans as of June 30, 2004 and December 31, 2003 were as follows:

                                          June 30, 2004       December 31, 2003
                                          -------------       -----------------
         Commercial and industrial           $1,271,369              $1,169,164
         Home equity                             93,851                  80,292
         Second mortgages                        47,482                  51,531
         Residential real estate                 30,064                  29,788
         Other                                   56,386                  51,304
                                             ----------              ----------
           Total gross loans                  1,499,152               1,382,079
         Allowance for loan losses             (18,701)                (17,614)
                                             ----------              ----------
           Net Loans                         $1,480,451              $1,364,465
                                             ==========              ==========

         Non-accrual loans                      $20,728                 $21,568
                                                =======                 =======

(4)      Allowance for Loan Losses

         Changes in the allowance for loan losses were as follows:

                                        For the six month
                                             period ended     For the year ended
                                            June 30, 2004      December 31, 2003
                                            -------------      -----------------
         Balance, beginning of period             $17,614               $16,408
         Charge-offs                                 (843)               (4,380)
         Recoveries                                   570                   761
                                                  -------               -------
           Net charge-offs                           (273)               (3,619)
         Provision for loan losses                  1,360                 4,825
                                                  -------               --------
         Balance, end of period                   $18,701               $17,614
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                             June 30, 2004     December 31, 2003
                                                             -------------     -----------------
        Impaired loans with related reserve for loan
          losses calculated under SFAS No. 114                     $29,158               $31,463
        Impaired loans with no related reserve for loan
          losses calculated under SFAS No. 114                       7,388                 6,147
                                                                   -------               -------
        Total impaired loans                                       $36,546               $37,610
                                                                   =======               =======
        Valuation allowance related to impaired loans              $ 2,025               $ 3,439
                                                                   =======               =======

                                                           For the six               For the
                                                          months ended            year ended
                                                         June 30, 2004     December 31, 2003
                                                         -------------     -----------------
        Average impaired loans                                 $37,179               $34,715
                                                               =======               =======
        Interest income recognized on impaired loans             $ 808                $2,177
                                                                ======                ======
        Cash basis interest income recognized on
          impaired loans                                         $ 748                $2,311
                                                                 =====                ======

(5)      Real estate owned

                                       June 30, 2004      December 31, 2003
                                       -------------      -----------------
        Commercial properties                 $1,550                 $4,013
        Residential properties                     -                    122
        Bank properties                          661                    309
                                              ------                 ------
        Total                                 $2,211                 $4,444
                                              ======                 ======

         The decrease in real estate owned was due primarily to the sale of one commercial property which resulted in a pre-tax gain of $188,000. The remaining $1.6 million in commercial properties consists mainly of one property with a book value of $1.4 million which is currently listed for sale. It is anticipated that the sale proceeds of this property will exceed its carrying value.

(6)      Deferred taxes

                                                     June 30, 2004       December 31, 2003
                                                     -------------       -----------------
         Deferred tax asset:
           Allowance for loan losses                       $ 7,635                 $ 7,175
           Goodwill amortization                             2,561                   3,040
           Compensation                                         81                      17
           Unrealized loss on investment securities          4,423                       -
                                                           -------                 -------
               Total deferred tax asset                     14,727                  10,232
         Deferred tax liability:
           Property                                           (792)                   (846)
           Deferred loan fees                                 (323)                    (12)
           Unrealized gain on investment securities              -                    (861)
           Other                                               (48)                    (48)
                                                           -------                 -------
               Total deferred tax liability                 (1,163)                 (1,767)
                                                           -------                 -------
                   Net deferred tax asset                  $13,564                 $ 8,465
                                                           =======                 =======

         The increase of $5.1 million of deferred taxes is primarily due to the $5.3 million increase in the unrealized gain (loss) on investment securities component, which is due to the increase in the market interest rates at June 30, 2004 compared to December 31, 2004.


(7)      Deposits

         Deposits consist of the following major classifications:

                                                    June 30, 2004      December 31, 2003
                                                    -------------      -----------------
         Demand deposits - interest bearing             $ 734,469              $ 784,453
         Demand deposits - non-interest bearing           426,307                399,538
         Savings deposits                                 372,873                392,784
         Time certificates under $100,000                 373,888                390,312
         Time certificates $100,000 or more               135,447                144,038
                                                       ----------             ----------
           Total                                       $2,042,984             $2,111,125
                                                       ==========             ==========

(8)      Borrowing

         On June 30, 2004, the Company entered into a one month, $50.0 million repurchase agreement with the Federal Home Loan Bank of New York with an interest rate of 1.4%. On July 30, 2004, the borrowing matured and was repaid.


(9)      Junior Subordinated Debentures Held by Trusts that Issued Capital Debt

         The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Trust as of June 30, 2004:

                              Capital Securities                         Junior Subordinated Debentures
                ---------------------------------------------------------------------------------------------------
                                       Stated   Distribution   Principal                              Redeemable
                                                                                                                -
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
                                      =======                    =======

         While the capital securities have been deconsolidated in accordance with GAAP, they continue to qualify as Tier 1 capital under federal regulatory guidelines. The change in accounting guidance did not have an impact on the Tier 1 regulatory capital of either the Company or the Bank. In July 2003, the Board of Governors of the Federal Reserve
         System (the "Fed Board") issued a supervisory letter instructing bank holding companies ("BHCs") to continue to include the capital securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Fed Board issued a Trust Preferred Security Proposal. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in tier 2 capital, subject to restrictions. Internationally-active BHCs would generally be expected to limit trust preferred securities and certain other capital elements to 15 percent of tier 1 capital elements, net of goodwill. Requested public comments on this proposal were due on July 11, 2004. The Company will continue to monitor this proposal.

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

(10)     Comprehensive Income

         The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Total comprehensive (loss) income for the three-months ended June 30, 2004 and 2003 amounted to ($7,566,000) and $6,977,000, respectively. Total comprehensive (loss) income for the six-months ended June 30, 2004 and 2003 amounted to ($663,000) and $10,219,000, respectively.

(11)     Earnings Per Share

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

          Earnings per share for the periods presented are as follows:

                                                                            For the                  For the
                                                                        Three Months              Six Months
                                                                      Ended June 30,          Ended June 30,
                                                            --------------------------------------------------
                                                                   2004         2003        2004        2003
                                                             ----------   ----------  ----------  ----------

         Net income                                              $5,030       $3,127      $8,451      $6,885

         Dilutive stock options outstanding                   2,827,942    2,872,307   2,835,172   2,476,671
         Average exercise price per share                         $9.74        $9.66       $9.73       $8.83
         Average market price                                    $21.15       $16.09      $22.89      $14.47

         Average common shares outstanding                   13,982,111   12,337,603  13,974,320  12,335,104
         Increase in shares due to exercise of
         options - diluted basis                              1,095,548      832,419   1,171,552     700,302
                                                             ----------   ----------  ----------  ----------
         Adjusted shares outstanding - diluted               15,077,659   13,170,022  15,145,872  13,035,406
                                                             ==========   ==========  ==========  ==========

         Net earnings per share - basic                           $0.36        $0.25       $0.60       $0.56
         Net earnings per share - diluted                         $0.33        $0.24       $0.56       $0.53

         Options that could potentially dilute
         basic EPS in the future that were not
         included in the computation of diluted
         EPS because to do so would have been
         antidilutive for the period presented                        -        1,385           -     397,600
                                                             ==========   ==========  ==========  ==========

(12)      Commitments

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at June 30, 2004 was $44.7 million, and the portion of the exposure not covered by collateral was approximately $14.7 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

(13)      Branch Real Estate Sale

          During the quarter ended June 30, 2004, the Company completed the sale of the real estate associated with its Atlantic City, New Jersey, branch office and recognized a pre-tax gain of $2.3 million. The terms of the sale agreement provide that the Bank will operate at the existing location until it relocates to a new location. As part of the overall transaction, the Company acquired the rights to purchase and the obligations to develop a certain parcel of undeveloped land located in Atlantic City for the purpose of the new branch. In lieu of undertaking the responsibility of acquiring and developing this parcel, the Company entered into an Assignment and Assumption Agreement with a company controlled by Bernard A. Brown, Chairman of the Board of Directors of the Company (Related Party) whereby the Company assigned all its rights, title and interest in this real estate to the Related Party, and the Related Party assumed all the covenants, duties and obligations with respect to the acquisition and development of this real estate. The Company believes that this Assignment and Assumption Agreement entered into with the Related Party was an arms' length transaction.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Critical Accounting Policies, Judgments and Estimates

         The discussion and analysis of the financial condition and results of operations are based on the Consolidated Financial Statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, income taxes, goodwill, and derivative financial instruments. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Allowance for loan losses. Through the Bank, the Company originates loans that it intends to hold for the foreseeable future or until maturity or repayment. The Bank may not be able to collect all principal and interest due on these loans. Allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. Management performs regular reviews in order to identify inherent losses and to assess the overall credit risk of the loan portfolio. The allowance for loan losses is determined by management based upon past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The determination of the allowance for loan losses involves the monitoring of delinquency, default and historical loss experience. Management makes estimates and assumptions regarding existing but yet unidentified losses caused by current economic conditions and other factors. If the Bank does not adequately reserve for these uncollectible loans, it may incur additional charges to loan losses in the consolidated financial statements.

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

Branch Rationalization Program

         The Company's branch rationalization efforts continued with the closure of three branches during the second quarter, for a total of four closed through the six months ended June 30, 2004. Total targeted closures for the year have increased from fourteen to fifteen, with the remaining closures expected to be completed in the third and fourth quarters of 2004. By year end 2004, the Company will have eliminated twenty-two branches since December 2001. During the quarter, the Company incurred branch closing costs of $454,000. These closing costs are part of the previously disclosed estimated branch rationalization closing costs of $2.3 million. The Company believes that this $2.3 million remains a reasonable estimate.

         During the second quarter 2004, the Company completed a real estate sale of its Atlantic City office and recognized a pre-tax gain of $2.3 million. The terms of the sale agreement provide that the Bank will operate at the existing location until it occupies a new location.

Financial Condition

         Total assets at June 30, 2004 decreased by $18.5 million, or 0.7% to $2.58 billion as compared to $2.60 billion at December 31, 2003. The decrease was primarily the result of a decrease in investment securities of $155.0 million, partially offset by an increase in loans receivable of $116.0 million, and an increase in cash and cash equivalents of $19.9 million.

         Cash and cash equivalents increased $19.9 million, from $82.1 million at December 31, 2003 to $102.0 million at June 30, 2004, resulting primarily from the increase of interest bearing deposits with the FHLB of $15.7 million.

         Investment securities available for sale decreased $155.0 million or 16.1%, from $963.4 million at December 31, 2003 to $808.5 million at June 30,
2004. Due to the increased liquidity resulting from the December 2003 acquisition of branches from New York Community Bank, the Company purchased approximately $125.0 million of short term investment securities. During the six months ended June 30, 2004, loan demand outpaced deposit growth and the majority of these funds were reinvested into the loan portfolio which saw a net increase of $116.0 million.

         Net loans receivable at June 30, 2004 were $1.48 billion, an increase of $116.0 million from $1.36 billion at December 31, 2003. The increase was primarily in commercial and industrial loans and home equity consumer loans. The ratio of allowance for loan losses to total loans was 1.25% at June 30, 2004 compared to 1.27% at December 31, 2003.

         Non-performing loans were $22.4 million at June 30, 2004 compared to $21.8 million at December 31, 2003. The ratio of allowance for loan losses to total non-performing loans was 83.61% at June 30, 2004 compared to 80.74% at December 31, 2003. Other real estate owned decreased $2.2 million to $2.2 million at June 30, 2004, resulting from the sale of one commercial property with a carrying value of $2.5 million and resulting in a gain of $188,000. The ratio of non-performing assets to total loans and real estate owned was 1.64% at June 30, 2004 compared to 1.89% at December 31, 2003.

         Total deposits were $2.04 billion at June 30, 2004, reflecting a $68.1 million decrease from December 31, 2003. The Company's core deposits, (demand and savings deposits) decreased $43.1 million, or 2.7% while the non-core deposits (time deposits) decreased $25.0 million, or 4.7%. The total decrease from December 31, 2003 to June 30, 2004 is due to many factors including an expected deposit run-off relating to the December 2003 acquisition of branches from New York Community Bank, expected decreases in public funds due to seasonality, and non-relationship deposit decreases due to promotional rates offered by other financial institutions. Also noted were offsetting increases in large commercial accounts due to timing. The Company believes that the aggregate decrease in total deposits does not represent a continuing trend.

         On June 30, 2004, the Company entered into a one month, $50.0 million repurchase agreement with the Federal Home Loan Bank of New York. The interest rate on the borrowing was 1.4%. On July 30, 2004, the borrowing matured and was repaid.

         Total shareholders' equity decreased $277,000, from $185.7 million at December 31, 2003, to $185.4 million at June 30, 2004. The decrease was primarily the result of net income amounting to $8.5 million being more than offset by a $9.1 million decrease in accumulated other comprehensive income, resulting from an increased unrealized net loss on available for sale securities due to an increase in market interest rates.

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

         The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $102.0 million at June 30, 2004, the Company had additional secured borrowing capacity with the FHLB of approximately $83.8 million and other sources of approximately $57 million.

         The Company's largest cash flows are investing activities. During the six months ended June 30, 2004 the Company's primary source of cash from investing activities was the proceeds from sales, maturities, prepayments or calls of investment securities. The primary use of cash from investing activities was the purchase of investment securities and the increase in loans. Financing activities, which used $16.3 million of net cash, was primarily the result of the net decrease in deposits offset by a net increase short term borrowings. The activity during this period reflects the Company's continued focus on overall balance sheet and capital management, concentrating on growth of its core businesses, with emphasis on commercial lending and retail banking, while managing the Company's liquidity, interest-rate risk and capital resources.

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

         While the capital securities have been deconsolidated in accordance with GAAP, they continue to qualify as Tier 1 capital under federal regulatory guidelines. The change in accounting guidance did not have an impact on the Tier 1 regulatory capital of either the Company or the Bank. In July 2003, the Board of Governors of the Federal Reserve System (the "Fed Board") issued a supervisory letter instructing bank holding companies ("BHCs") to continue to include the capital securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Fed Board issued a Trust Preferred Security Proposal. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in tier 2 capital, subject to restrictions. Internationally-active BHCs would generally be expected to limit trust preferred securities and certain other capital elements to 15 percent of tier 1 capital elements, net of goodwill. Requested public comments on this proposal were due on July 11, 2004. The Company will continue to monitor this proposal.

         As part of its capital plan, the Company issued trust preferred securities that qualify as Tier 1 or core capital of the Company, subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2004, of the Company's $70.0 million trust preferred securities, $64.3 million qualify as Tier 1 capital and $5.7 million qualify as Tier 2 capital.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2004 and
2003

         Net income increased by $1.9 million, or 60.8% for the three months ended June 30, 2004 to $5.0 million from $3.1 million for the three months ended June 30, 2003. The increase in net income was primarily due to a net of tax gain on sale of branch real estate of $1.4 million offset by net of tax branch closing charges of $300,000. Excluding the gain on sale of branch real estate and the branch closing charges, net income increased approximately $200,000 compared to the quarter ended June 30, 2003.

         Net Interest Income. Net interest income (on a tax-equivalent basis) increased $2.8 million, or 15.7% to $20.8 million for the three months ended June 30, 2004 from $18.0 million for the same period in 2003. Net interest income (on a tax-equivalent basis) increased $2.4 million due to volume the majority of which is due to an increase of $287.7 million in the average balance of interest-earning assets. The rate component increased net interest income by $411,000.

         The interest rate spread and margin for the three months ended June 30, 2004 was 3.32% and 3.58%, respectively, compared to 3.18% and 3.53%, respectively, for the same period 2003. The yield on the average interest-earning assets declined 54 basis points from 5.46% for the three months ended June 30, 2003 to 4.92% for the same period in 2004, while the cost of funds on average interest-bearing liabilities decreased 68 basis points from 2.28% for the three months ended June 30, 2003 to 1.60% for the same period in 2004.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                   At or for the three months       At or for the three months
                                                             ended                            ended
                                                        June 30, 2004                    June 30, 2003
                                                 -------------------------------  -------------------------------
                                                                      Average                           Average
                                                     Average          Yield/         Average            Yield/
                                                     Balance Interest  Cost          Balance  Interest   Cost
                                                     ------- --------  ----          -------  --------   ----
Interest-earning assets:
       Loans receivable (1), (2):
          Commercial and industrial               $1,234,073  $18,735  6.07 %      $1,071,011  $17,726   6.62 %
          Home equity                                 90,201      841  3.73            57,518      588   4.09
          Second mortgage                             48,100      749  6.23            49,209      845   6.87
          Residential real estate                     31,410      554  7.06            40,247      762   7.57
          Other                                       54,117    1,016  7.51            52,921    1,077   8.14
                                                  ----------  -------              ----------  -------
             Total loans receivable                1,457,901   21,895  6.01         1,270,906   20,998   6.61
       Investment securities (3)                     849,942    6,698  3.15           750,665    6,773   3.61
       Interest-bearing deposit with banks             8,575        6  0.28             9,956       16   0.66
       Federal funds sold                              8,986       21  0.93             6,206       18   1.14
                                                  ----------  -------              ----------  -------
          Total interest-earning assets            2,325,404   28,620  4.92         2,037,733   27,805   5.46
                                                  ----------  -------              ----------  -------

       Cash and due from banks                        73,176                           63,909
       Bank properties and equipment                  33,519                           29,498
       Goodwill and intangible assets                 75,182                           38,184
       Other assets                                   62,145                           61,079
                                                  ----------                       ----------
       Non-interest-earning assets                   244,022                          192,670
                                                  ----------                       ----------
          Total Assets                            $2,569,426                       $2,230,403
                                                  ==========                       ==========

Interest-bearing liabilities:
       Interest-bearing deposit accounts:
         Interest-bearing demand deposits         $  764,480    1,497  0.78 %      $  680,610    2,167   1.27 %
         Savings deposits                            378,409      691  0.73           322,365    1,151   1.43
         Time deposits                               502,410    3,029  2.41           396,680    3,219   3.25
                                                  ----------  -------              ----------  -------
           Total interest-bearing
             deposit accounts                      1,645,299    5,217  1.27         1,399,655    6,537   1.87
                                                  ----------  -------              ----------  -------
       Borrowed money:
         Federal funds purchased                       9,887       36  1.45             9,231       41   1.76
         Securities sold under agreements
           to repurchase                              60,844       58  0.38            75,612      111   0.59
         FHLB advances                               161,276    1,695  4.20           179,921    2,091   4.65
         Junior subordinated debentures               72,167      812  4.50                 -        -      -
                                                  ----------  -------              ----------  -------
            Total borrowings                         304,174    2,601  3.42           264,764    2,243   3.39
       Guaranteed preferred beneficial interest in
          Company's subordinated debt                      -        -     -            59,274    1,048   7.08
                                                  ----------  -------              ----------  -------
          Total interest-bearing liabilities       1,949,473    7,818  1.60         1,723,693    9,828   2.28
                                                  ----------  -------              ----------  -------

Non-interest-bearing demand deposits                 408,678                          318,936
Other liabilities                                     22,438                           36,283
                                                  ----------                       ----------
          Non-interest-bearing liabilities           431,116                          355,219
                                                  ----------                       ----------
       Total liabilities                           2,380,589                        2,078,912

Shareholders' equity                                 188,837                          151,491
                                                  ----------                       ----------
       Total liabilities and shareholders' equity $2,569,426                       $2,230,403
                                                  ==========                       ==========
Net interest income                                           $20,802                          $17,977
                                                              =======                          =======
Interest rate spread (4)                                               3.32 %                            3.18 %
                                                                       ====                              ====
Net interest margin (5)                                                3.58 %                            3.53 %
                                                                       ====                              ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities                             119.28 %                          118.22 %
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

                                                       Three Months Ended June 30,
                                                              2004 vs. 2003
                                                      ------------------------------
                                                           Increase (Decrease)
                                                                  Due to
                                                      ------------------------------
                                                        Volume     Rate        Net
                                                        ------     ----        ---
Interest income
  Loans receivable:
     Commercial and industrial                        $ 2,554    $(1,545)   $ 1,009
     Home equity                                          308        (55)       253
     Second mortgage                                      (19)       (77)       (96)
     Residential real estate                             (159)       (49)      (208)
     Other                                                 24        (85)       (61)
                                                      -------    -------    -------
        Total loans receivable                          2,708     (1,811)       897

  Investment securities                                   838       (913)       (75)
  Interest-bearing deposits accounts                       (2)        (8)       (10)
  Federal funds sold                                        7         (4)         3
                                                      -------    -------    -------
    Total interest-earning assets                     $ 3,551    $(2,736)   $   815
                                                      -------    -------    -------

Interest expense
  Interest-bearing deposit accounts:
    Interest-bearing demand deposit                   $   242    $  (912)   $  (670)
    Savings deposits                                      174       (634)      (460)
    Time deposits                                         746       (936)      (190)
                                                      -------    -------    -------
       Total interest-bearing deposit accounts          1,162     (2,482)    (1,320)
  Borrowed money:
     Federal funds purchased                                3         (8)        (5)
     Securities sold under agreements to repurchase       (19)       (34)       (53)
     FHLB advances                                       (206)      (190)      (396)
     Debentures and trust securities                      197       (433)      (236)
                                                      -------    -------    -------
       Total borrowed money                               (25)      (665)      (690)
    Total interest-bearing liabilities                $ 1,137    $(3,147)   $(2,010)
                                                      -------    -------    -------
Net change in net interest income                     $ 2,414    $   411    $ 2,825
                                                      =======    =======    =======


         Interest income (on a tax-equivalent basis) increased by $815,000, to $28.6 million for the three months ended June 30, 2004 compared to $27.8 million for the same period in 2003. The increase in interest income was due to the combined 14.1% increase in the average balance of loans receivable, investment securities and federal funds sold which produced an increase in interest income of $3.6 million offset by a continued drop in interest rates, which lowered the yield on average interest-earning assets by 54 basis points, or $2.7 million.

         Interest expense decreased $2.0 million, or 20.0%, to $7.8 million for the three months ended June 30, 2004 compared to $9.8 million for the same period in 2003. The decrease in interest expense was due in part to a continued drop in interest rates, which lowered the yield on average interest-bearing liabilities by 68 basis points, or $3.1 million, offset by the 13.1% increase in the average balance of interest-earning deposits which produced an increase in interest expense $1.2 million.

         Provision for Loan Losses. For the three months ended June 30, 2004, the provision for loan losses was $735,000, an increase of $25,000, compared to $710,000 for the same period in 2003. The Company focuses on its loan portfolio management and credit review process to effectively address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Non-Interest Income. Non-interest income increased $3.0 million, or 76.6% for the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003. The increase was primarily the result of a $2.3 million increase in gain on sale of branch real estate, a $277,000 increase in service charges on deposit accounts resulting primarily from the Company's overdraft privilege program, a revised ATM service fee structure, and the December 2003 acquisition of branches of which $180,000 is attributable, a $105,000 increase in gain on sale of SBA loans, an increase of $356,000 in other income primarily resulting from an increase of $249,000 in BOLI investment income and an increase of $49,000 in investment company income, offset by a decrease in the gain on sale of investment securities of $247,000.

         Non-Interest Expenses. Non-interest expenses increased $2.9 million, or 18.0% to $19.3 million for the three months ended June 30, 2004 as compared to $16.4 million for the same period in 2003. Of this increase, $1.1 million is due to the December 2003 branch acquisition consisting primarily of salaries and employee benefits ($528,000), amortization of intangible assets expense ($257,000), occupancy expense ($199,000) and equipment expense ($130,000). Of the remaining increase, $406,000 was in salaries and employee benefits, $346,000 was in occupancy expense primarily resulting from $378,000 in lease buyout costs pertaining to recent branch closures, $474,000 was a decrease in gain on sale other real estate and $178,000 increase was in professional fees in the managed loan portfolio.

         Income Taxes. Income taxes increased $974,000 for the three months ended June 30, 2004 as compared to the same period in 2003. The increase resulted from higher pre-tax earnings.


Comparison of Operating Results for the Six Months Ended June 30, 2004 and 2003

         Net income increased by $1.6 million, or 22.7% for the six months ended June 30, 2004 to $8.5 million from $6.9 million for the six months ended June 30, 2003. The increase in net income was primarily due to a net of tax gain on sale of branch real estate of $1.4 million offset by net of tax branch closing charges of $300,000. Excluding the gain on sale of branch real estate and the branch closing charges, net income decreased slightly compared to the quarter ended June 30, 2003.

         Net Interest Income. Net interest income (on a tax-equivalent basis) increased $5.1 million, or 14.0% to $41.1 million for the six months ended June 30, 2004 from $36.0 million for the same period in 2003. Net interest income (on a tax-equivalent basis) increased $4.6 million due to volume, the majority of which is due to an increase of $312.8 million in the average balance of interest-earning assets. The rate component increased net interest income by $435,000.

         The interest rate spread and margin for the six months ended June 30, 2004 was 3.27% and 3.52%, respectively, compared to 3.21% and 3.57%, respectively, for the same period 2003. The yield on the average interest-earning assets declined 65 basis points from 5.53% for the six months ended June 30, 2003 to 4.88% for the same period in 2004, while the cost of funds on average interest-bearing liabilities decreased 71 basis points from 2.32% for the six months ended June 30, 2003 to 1.61% for the same period in 2004.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                  At or for the six months ended   At or for the six months ended
                                                         June 30, 2004                    June 30, 2003
                                                 -------------------------------  -------------------------------
                                                                      Average                           Average
                                                   Average             Yield/        Average             Yield/
                                                   Balance   Interest   Cost         Balance  Interest    Cost
                                                   -------   --------  -------       -------- --------  --------
Interest-earning assets:
       Loans receivable (1), (2):
          Commercial and industrial               $1,210,809  $36,656  6.05 %      $1,065,250  $35,652   6.69 %
          Home equity                                 86,543    1,638  3.79            52,253    1,086   4.15
          Second mortgage                             49,263    1,548  6.28            47,463    1,656   6.98
          Residential real estate                     31,020    1,068  6.89            40,664    1,527   7.51
          Other                                       52,925    2,035  7.69            53,053    2,183   8.23
                                                  ----------  -------              ----------  -------
             Total loans receivable                1,430,560   42,945  6.00         1,258,683   42,104   6.69
       Investment securities (3)                     876,964   13,891  3.17           748,655   13,648   3.65
       Interest-bearing deposit with banks             7,645       15  0.39             7,816       28   0.71
       Federal funds sold                             17,697       83  0.94             4,888       29   1.19
                                                  ----------  -------              ----------  -------
          Total interest-earning assets            2,332,866   56,934  4.88         2,020,042   55,809   5.53
                                                  ----------  -------              ----------  -------
       Cash and due from banks                        71,915                           62,142
       Bank properties and equipment                  33,872                           29,500
       Goodwill and intangible assets                 75,764                           38,642
       Other assets                                   68,363                           47,582
                                                  ----------                       ----------
       Non-interest-earning assets                   249,914                          177,866
                                                  ----------                       ----------
          Total Assets                            $2,582,780                       $2,197,908
                                                  ==========                       ==========
Interest-bearing liabilities:
       Interest-bearing deposit accounts:
         Interest-bearing demand deposits         $  770,961    3,023  0.78 %      $  662,448    4,252   1.28 %
         Savings deposits                            382,324    1,420  0.74           323,595    2,420   1.50
         Time deposits                               514,091    6,215  2.42           402,951    6,665   3.31
                                                  ----------  -------              ----------  -------
           Total interest-bearing
             deposit accounts                      1,667,376   10,658  1.28         1,388,994   13,337   1.92
                                                  ----------  -------              ----------  -------
       Borrowed money:
         Federal funds purchased                       6,449       47  1.46             8,369       72   1.72
         Securities sold under agreements to
           repurchase                                 60,373      111  0.37            69,261      207   0.60
         FHLB advances                               161,057    3,430  4.26           177,474    4,070   4.59
         Junior subordinated debentures               72,167    1,621  4.49                 -        -      -
                                                  ----------  -------              ----------  -------
            Total borrowings                         300,046    5,209  3.47           255,104    4,349   6.80
       Guaranteed preferred beneficial interest in
          Company's subordinated debt                      -        -     -            59,274    2,106   7.11
                                                  ----------  -------              ----------  -------
          Total interest-bearing liabilities       1,967,422   15,867  1.61         1,703,372   19,792   2.32
                                                  ----------  -------              ----------  -------

Non-interest-bearing demand deposits                 399,128                          311,139
Other liabilities                                     27,496                           33,841
                                                  ----------                       ----------
          Non-interest-bearing liabilities           426,624                          344,980
                                                  ----------                       ----------
       Total liabilities                           2,394,046                        2,048,352

Shareholders' equity                                 188,734                          149,556
                                                 -----------                      -----------
       Total liabilities and shareholders' equity $2,582,780                       $2,197,908
                                                  ==========                       ==========
Net interest income                                           $41,067                          $36,017
                                                              =======                          =======
Interest rate spread (4)                                               3.27 %                            3.21 %
                                                                       ====                              ====
Net interest margin (5)                                                3.52 %                            3.57 %
                                                                       ====                              ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities                             118.57 %                          118.59 %
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

                                                         Six Months Ended June 30,
                                                              2004 vs. 2003
                                                     -------------------------------
                                                            Increase (Decrease)
                                                                 Due to
                                                     -------------------------------
                                                       Volume      Rate        Net
                                                       ------      ----        ---
Interest income
  Loans receivable:
     Commercial and industrial                        $ 4,598    $(3,594)   $ 1,004
     Home equity                                          656       (104)       552
     Second mortgage                                       61       (169)      (108)
     Residential real estate                             (341)      (118)      (459)
     Other                                                 (5)      (143)      (148)
                                                      -------    -------    -------
        Total loans receivable                          4,969     (4,128)       841

  Investment securities                                 2,165     (1,922)       243
  Interest-bearing deposits accounts                       (1)       (12)       (13)
  Federal funds sold                                       61         (7)        54
                                                      -------    -------    -------
    Total interest-earning assets                     $ 7,194    $(6,069)   $ 1,125
                                                      -------    -------    -------

Interest expense
  Interest-bearing deposit accounts:
    Interest-bearing demand deposit                   $   616    $(1,845)   $(1,229)
    Savings deposits                                      380     (1,380)    (1,000)
    Time deposits                                       1,588     (2,038)      (450)
                                                      -------    -------    -------
       Total interest-bearing deposit accounts          2,584     (5,263)    (2,679)
  Borrowed money:
     Federal funds purchased                              (15)       (10)       (25)
     Securities sold under agreements to repurchase       (24)       (72)       (96)
     FHLB advances                                       (361)      (279)      (640)
     Debentures and trust securities                      395       (880)      (485)
                                                      -------    -------    -------
       Total borrowed money                                (5)    (1,241)    (1,246)
    Total interest-bearing liabilities                $ 2,579    $(6,504)   $(3,925)
                                                      -------    -------    -------
Net change in net interest income                     $ 4,615    $   435    $ 5,050
                                                      =======    =======    =======


         Interest income (on a tax-equivalent basis) increased by $1.1 million, to $56.9 million for the six months ended June 30, 2004 compared to $55.8 million for the same period in 2003. The increase in interest income was due to the combined 15.5% increase in the average balance of loans receivable, investment securities and federal funds sold which produced an increase in interest income of $7.2 million offset by a continued drop in interest rates, which lowered the yield on average interest-earning assets by 65 basis points, or $6.1 million.

         Interest expense decreased $3.9 million, or 19.8%, to $15.9 million for the six months ended June 30, 2004 compared to $19.8 million for the same period in 2003. The decrease in interest expense was primarily due to a continued drop in interest rates, which lowered the yield on average interest-bearing liabilities by 71 basis points, or $6.5 million, offset by the 20.0% increase in the average balance of interest-earning deposits which produced an increase in interest expense $2.6 million.

         Provision for Loan Losses. For the six months ended June 30, 2004, the provision for loan losses was $1.4 million compared to $1.4 million for the same period in 2003. The Company focuses on its loan portfolio management and credit review process to effectively address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Non-Interest Income. Non-interest income increased $2.7 million, or 35.0% for the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003. The increase was in part the result of a $2.3 million increase in gain on sale of branch real estate, a $685,000 increase in service charges on deposit accounts resulting primarily from the Company's overdraft privilege program, changes in ATM pricing, and the December 2003 branch acquisition of which $351,000 is attributable, an increase in the gain on sale of loans of $111,000, and an increase of $819,000 in other income primarily resulting from an increase of $681,000 in BOLI investment income. In addition, non-interest income for the six months ended June 30, 2003 included a $1.3 million gain on sale of branches.

         Non-Interest Expenses. Non-interest expenses increased $5.9 million, or 18.5% to $37.8 million for the six months ended June 30, 2004 as compared to $31.9 million for the same period in 2003. Of this increase, $2.3 million is due to the December 2003 branch acquisition consisting primarily of salaries and employee benefits ($995,000), amortization of intangible assets expense ($514,000), occupancy expense ($372,000) and equipment expense ($253,000). Of the remaining increase, $1.4 million was in salaries and employee benefits due to an increase in staffing during 2003, $181,000 was in occupancy expense primarily resulting from $378,000 in lease buyout costs pertaining to recent branch closures offset by a $206,000 decrease in snow removal costs, $474,000 was a decrease in gain on sale other real estate and $225,000 increase was in professional fees in the managed loan portfolio.

         Income Taxes. Income taxes increased $456,000 for the six months ended June 30, 2004 as compared to the same period in 2003. The increase resulted from higher pre-tax earnings.


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

         At June 30, 2004, the Company had a positive position with respect to its exposure to interest rate risk maturing or repricing within one year. Total interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing during the same time period by $94.9 million, representing a positive one-year gap ratio of 3.68%.

         The following table sets forth the maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2004. All amounts are categorized by their actual maturity, anticipated call or repricing date with the exception of interest-bearing demand deposits and savings deposits. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits into categories noted below, based on the estimated duration of those deposits.

                                                          Maturity/Repricing Time Periods
                                      -------------------------------------------------------------------------
                                         0-3 Months   4-12 Months      1-5 Years    Over 5 Yrs.          Total
                                         ----------   -----------      ---------    -----------          -----

FHLB interest-bearing deposit              $ 18,499             -              -              -     $   18,499
Loans receivable                            567,930     $ 158,544     $  713,003     $   59,675      1,499,152
Investment securities                       126,089       139,763        509,882         60,091        835,825
Federal funds sold                               51             -              -              -             51
                                           --------     ---------     ----------     ----------     ----------
  Total interest-earning assets             712,569       298,307      1,222,885        119,766      2,353,527
                                           --------     ---------     ----------     ----------     ----------
Interest-bearing demand deposits            236,198        87,238        340,066         70,967        734,469
Savings deposits                             33,613        62,272        231,251         45,737        372,873
Time certificates                           122,147       153,173        221,549         12,466        509,335
Federal Home Loan Bank advances               4,848        24,856        118,908          5,806        154,418
Securities sold under agreements
  to repurchase - FHLB                       50,000             -              -              -         50,000
Securities sold under agreements
  to repurchase                              69,425             -              -              -         69,425
Trust preferred securities                   51,548        20,619              -              -         72,167
                                           --------     ---------     ----------     ----------     ----------
 Total interest-bearing liabilities         567,779       348,158        911,774        134,976      1,962,687
                                           --------     ---------     ----------     ----------     ----------
Periodic Gap                               $144,790     $ (49,851)    $  311,111     $  (15,210)    $  390,840
                                           ========     =========     ==========     ==========     ==========
Cumulative Gap                             $144,790     $  94,939     $  406,050     $  390,840
                                           ========     =========     ==========     ==========
Cumulative Gap Ratio                           5.61%         3.68%         15.73%        15.14%
                                           ========     =========     ==========     =========


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

         The following table shows the Company's estimated earnings sensitivity profile versus the most likely DRI rate forecast as of June 30, 2004:

        Change in Interest Rates     Percentage Change in Net Interest Income
             (Basis Points)                           Year 1
             --------------                           ------
                  +200                                -2.0%
                  +100                                -1.3%
                  -100                                +1.7%
                  -200                                +2.1%

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

PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

            The Company is not engaged in any legal proceedings of a material nature at June 30, 2004. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

           Not applicable

ITEM 3.  Defaults upon Senior Securities

           Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of the shareholders of the Company was held on June 11, 2004 and the following matters were voted on:

          1) Approval and adoption of the Agreement and Plan of Merger dated February 16, 2004, by and between the Company and Community Bancorp of New Jersey


                             FOR                  AGAINST         ABSTAINED
                             ---                  -------         ---------
                           9,984,716             1,259,862          20,001

          2)   Election of directors
                                                    FOR               WITHHELD
                                                    ---               --------
               Thomas A. Bracken                 13,054,823            147,753
               Bernard A. Brown                  13,043,313            159,263
               Ike Brown                         13,027,043            175,533
               Jeffrey S. Brown                  13,042,211            160,365
               Sidney R. Brown                   13,042,211            160,365
               Peter Galetto, Jr.                11,844,621          1,357,955
               Douglas J. Heun                   12,985,730            216,846
               Anne E. Koons                     12,784,598            417,978
               Alfonse M. Mattia                 13,023,746            178,830
               Audrey S. Oswell                  12,811,514            391,062
               George A. Pruitt                  12,847,779            354,797
               Anthony Russo, III                13,034,589            167,987
               Edward H. Salmon                  12,847,432            355,144
               John D. Wallace                   12,847,653            354,923

          3) Ratification of the appointment of Deloitte & Touche LLP as the Company's Independent auditors

                             FOR                  AGAINST         ABSTAINED
                             ---                  -------         ---------
                          13,028,592               151,543          22,441

         4) Approval and adoption of the Company's 2004 Stock-Based Incentive Plan:

                             FOR                  AGAINST         ABSTAINED
                             ---                  -------         ---------
                           8,891,430             2,277,237          95,912

ITEM 5.  Other Information

           Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

          Exhibit 31 Certification  Pursuant to ss.302 of the Sarbanes-Oxley Act
                     of 2003.

          Exhibit 32 Certification  Pursuant to ss.906 of the Sarbanes-Oxley Act
                     of 2003.

          Form 8-K The Company filed a Current Report on Form 8-K on April 19, 2004, to report earnings for the quarter ended March 31, 2004.

          Form 8-K The Company filed a Current Report on Form 8-K on June 11, 2004 announcing the results of the 2004 annual meeting of stockholders including the approval by stockholders of the Company's acquisition of Community Bancorp of New Jersey.

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


                                    Sun Bancorp, Inc.
                                    -----------------
                                    (Registrant)


                                   /s/Thomas A. Bracken
                                   ------------------------------------
Date: August 5, 2004               Thomas A. Bracken
                                   President and Chief Executive Officer




Date: August 5, 2004               /s/Dan A. Chila
                                   ------------------------------------
                                   Dan A. Chila
                                   Executive Vice President and
                                   Chief Financial Officer