Form 10-Q
period 2004-09-30
SUN BANCORP INC /NJ/
filed 2004-11-09
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2004
                                    ------------------
                                       OR
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

                  226 Landis Avenue, Vineland, New Jersey 08360
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (856) 691 - 7700
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

          Indicate by check mark whether the registrant is an accelerated  filer
(as defined in Exchange Act Rule 12b-2).  Yes  X      No
                                              ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock           17,106,708              November 8, 2004
- -----------------------------           ----------              ----------------
         Class                    Number of shares outstanding       Date

                                SUN BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Statements of Financial Condition 3 at September 30, 2004 and December 31, 2003

          Unaudited Condensed Consolidated Statements of Income               4
          for the Three and Nine Months Ended September 30, 2004 and 2003

          Unaudited Condensed Consolidated Statement of Shareholders' Equity 5 for the Nine Months Ended September 30, 2004

          Unaudited Condensed Consolidated Statements of Cash Flows           6
          for the Nine Months Ended September 30, 2004 and 2003

          Notes to Unaudited Condensed Consolidated Financial Statements      7

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             15

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                            25

       ITEM 4. CONTROLS AND PROCEDURES                                       26

PART II - OTHER INFORMATION

       ITEM 1. Legal Proceedings                                             27

       ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds   27

       ITEM 3. Defaults upon Senior Securities                               27

       ITEM 4. Submission of Matters to a Vote of Security Holders           27

       ITEM 5. Other Information                                             27

       ITEM 6. Exhibits                                                      27

       SIGNATURES                                                            28

       CERTIFICATIONS                                                        29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands except par value amounts)


                                                                                   September 30,    December 31,
                                                                                       2004             2003
                                                                                       ----             ----
ASSETS
Cash and due from banks                                                               $   75,746       $   78,841
Interest-bearing bank balances                                                            15,084            2,789
Federal funds sold                                                                        26,671              487
                                                                                      ----------       ----------
  Cash and cash equivalents                                                              117,501           82,117
Investment securities available for sale (amortized cost -
  $855,376; 2004 and $960,877; 2003)                                                     853,442          963,428
Investment securities held to maturity (fair value approximates $43,179)                  43,264                -
Loans receivable (net of allowance for loan losses -
  $21,824; 2004 and $17,614; 2003)                                                     1,739,451        1,364,465
Restricted equity investments                                                             13,150           12,551
Bank properties and equipment, net                                                        36,371           34,093
Real estate owned, net                                                                     1,860            4,444
Accrued interest receivable                                                               13,302           11,266
Goodwill                                                                                  99,810           50,600
Intangible assets, net                                                                    36,179           26,195
Deferred taxes, net                                                                       10,070            8,465
Bank owned life insurance                                                                 39,888           32,785
Other assets                                                                               8,968            9,078
                                                                                      ----------       ----------

TOTAL                                                                                 $3,013,256       $2,599,487
                                                                                      ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                              $2,429,364       $2,111,125
Advances from the Federal Home Loan Bank                                                 149,569          163,964
Federal funds purchased                                                                        -            2,500
Securities sold under agreements to repurchase - customers                                69,930           55,934
Junior subordinated debentures                                                            77,322           72,167
Other liabilities                                                                         11,243            8,079
                                                                                      ----------       ----------
  Total liabilities                                                                    2,737,428        2,413,769
                                                                                      ----------       ----------

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value,  1,000,000 shares authorized,  none issued
Common stock, $1 par value, 25,000,000 shares authorized,
  issued: 17,184,793; 2004 and 13,381,310; 2003                                           17,185           13,381
Additional paid in capital                                                               243,837          151,631
Retained earnings                                                                         17,033           20,062
Accumulated other comprehensive (loss) income                                             (1,181)           1,690
Treasury stock at cost, 90,562 shares                                                     (1,046)          (1,046)
                                                                                      ----------       ----------
  Total shareholders' equity                                                             275,828          185,718
                                                                                      ----------       ----------

TOTAL                                                                                 $3,013,256       $2,599,487
                                                                                      ==========       ==========

- ------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                      For the Three Months     For the Nine Months
                                                                       Ended September 30,     Ended September 30,
                                                                       -------------------     -------------------
                                                                        2004        2003        2004        2003
                                                                        ----        ----        ----        ----

                                                                        (Dollars in thousands, except per share amounts)

INTEREST INCOME:
  Interest and fees on loans                                          $25,911     $20,558     $68,856     $62,662
  Interest on taxable investment securities                             6,289       4,993      18,439      16,411
  Interest on non-taxable investment securities                           468         638       1,479       1,879
  Interest and dividends on restricted equity investments                 134          88         359         470
  Interest on federal funds sold                                          183         106         266         135
                                                                      -------     -------     -------     -------
    Total interest income                                              32,985      26,383      89,399      81,557
                                                                      -------     -------     -------     -------

INTEREST EXPENSE:
  Interest on deposits                                                  6,264       5,197      16,922      18,534
  Interest on short-term borrowed funds                                 1,838       1,856       5,426       6,205
  Interest on debentures                                                  939           -       2,560           -
  Interest on guaranteed preferred beneficial interest in
    Company's subordinated debt                                             -       1,044           -       3,150
                                                                      -------     -------     -------     -------
    Total interest expense                                              9,041       8,097      24,908      27,889
                                                                      -------     -------     -------     -------

    Net interest income                                                23,944      18,286      64,491      53,668

PROVISION FOR LOAN LOSSES                                                 300       2,275       1,660       3,660
                                                                      -------     -------     -------     -------
    Net interest income after provision for loan losses                23,644      16,011      62,831      50,008
                                                                      -------     -------     -------     -------

NON-INTEREST INCOME:
  Service charges on deposit accounts                                   2,387       1,975       6,758       5,661
  Other service charges                                                    27          98         333         304
  Gain  on sale of bank properties and equipment                          152         155       2,473         164
  Gain on sale of loans                                                    70           -         181           -
  Gain on sale of investment securities                                   277         788       1,180       1,658
  Gain on sale of branch deposits                                           -       1,314           -       2,629
  Other                                                                 1,336       1,157       3,928       2,930
                                                                      -------     -------     -------     -------
    Total non-interest income                                           4,249       5,487      14,853      13,346
                                                                      -------     -------     -------     -------

NON-INTEREST EXPENSES:
  Salaries and employee benefits                                       10,598       8,659      29,213      24,840
  Occupancy expense                                                     2,876       2,123       8,041       6,734
  Equipment expense                                                     1,871       1,272       5,147       4,046
  Data processing expense                                                 976         821       2,959       2,450
  Amortization of intangible assets                                     1,522         910       3,842       2,760
  Other                                                                 3,394       2,874       9,866       7,747
                                                                      -------     -------     -------     -------
    Total non-interest expenses                                        21,237      16,659      59,068      48,577
                                                                      -------     -------     -------     -------

INCOME BEFORE INCOME TAXES                                              6,656       4,839      18,616      14,777
INCOME TAXES                                                            2,164       1,522       5,674       4,575
                                                                      -------     -------     -------     -------

NET INCOME                                                             $4,492     $ 3,317     $12,942     $10,202
                                                                       ======     =======     =======     =======

Basic earnings per share                                               $ 0.27      $ 0.27      $ 0.87     $  0.83
                                                                       ======      ======      ======     =======

Diluted earnings per share                                             $ 0.25      $ 0.25      $ 0.80     $  0.77
                                                                       ======      ======      ======     =======

Weighted average shares - basic                                    16,816,930  12,356,248  14,928,773  12,342,229
                                                                   ==========  ==========  ==========  ==========

Weighted average shares - diluted                                  18,041,028  13,443,786  16,119,718  13,200,043
                                                                   ==========  ==========  ==========  ==========

- -----------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For The Nine Months Ended September 30, 2004
(In thousands)

                                                                                         Accumulated
                                                               Additional                   Other
                                                     Common     Paid-in    Retained     Comprehensive    Treasury
                                                     Stock      Capital    Earnings     Income (Loss)       Stock      Total
                                                     -----      -------    --------     -------------       -----      -----

BALANCE, DECEMBER 31, 2003                         $13,381     $151,631     $20,062            $1,690    $(1,046)   $185,718
Comprehensive income:
  Net income                                             -            -      12,942                 -          -      12,942
  Net change in unrealized gain on securities
    available for sale, net of taxes of $1,614           -            -           -            (2,871)         -      (2,871)
                                                                                                                    --------
      Comprehensive income                               -            -           -                 -          -      10,071
                                                                                                                    --------
Exercise of stock options                               27          210           -                 -          -         237
Issuance of common stock                             3,112       76,700           -                 -          -      79,812
Stock dividends                                        665       15,296     (15,961)                -          -           -
Cash paid for fractional interest
   resulting from stock dividend                         -            -         (10)                -          -         (10)
                                                   -------     --------     -------          -------     -------    --------

BALANCE, SEPTEMBER 30, 2004                        $17,185     $243,837     $17,033          $(1,181)    $(1,046)   $275,828
                                                   =======     ========     =======          =======     =======    ========

- ------------------------------------------------------------------------------
 See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                         -----------------------
                                                                                            2004          2003
                                                                                            ----          ----
OPERATING ACTIVITIES:
  Net income                                                                            $  12,942    $  10,202
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
    Provision for loan losses                                                               1,660        3,660
    Depreciation                                                                            2,741        1,964
    Net amortization of investments securities                                              1,609        2,504
    Amortization of intangible assets                                                       3,842        2,760
    Write down of book value of fixed assets                                                  177          115
    Gain on sale of investment securities available for sale                               (1,180)      (1,658)
    Gain on sale of bank properties and equipment                                          (2,473)        (164)
    Gain on sale of branch deposits                                                             -       (2,629)
    Gain on sale of loans                                                                    (181)           -
    Increase in cash value of BOLI                                                         (1,219)           -
    Deferred income taxes                                                                   1,015         (503)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                            (578)        (116)
      Other assets                                                                           (589)     (23,013)
      Other liabilities                                                                     3,097       (4,106)
                                                                                        ---------    ---------
        Net cash provided by (used in) operating activities                                20,863      (10,984)
                                                                                        ---------    ---------
INVESTING ACTIVITIES:
  Purchases of investment securities available for sale                                  (398,131)    (466,973)
  Repayments (purchases) of restricted equity securities                                      411       (1,176)
  Proceeds from maturities, prepayments or calls of investment securities
     available for sale                                                                   442,740      393,265
  Proceeds from sale of investment securities available for sale                          131,776       93,386
  Net increase in loans                                                                  (145,035)     (71,531)
  Purchase of bank properties and equipment                                                (3,613)      (2,395)
  Proceeds from the sale of bank properties and equipment                                   7,260           84
  Proceeds from the sale of bank properties and equipment resulting from branch sales           -          664
  Net proceeds from sale of real estate owned                                               2,936          679
                                                                                        ---------    ---------
        Net cash provided by (used in) investing activities                                38,344      (53,997)
                                                                                        ---------    ---------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                     (23,765)     160,377
  Increase (decrease) in cash resulting from bank acquisitions / branch sales              11,963      (39,316)
  Purchase price adjustment of branch assets purchased                                         19            -
  Net (repayments) borrowings under line of credits, advances and repurchase agreements   (12,599)      41,918
  Principal payments on loan payable                                                            -       (1,160)
  Proceeds from exercise of stock options                                                     238          259
  Payments of fractional interests resulting from stock dividend                              (10)          (7)
  Proceeds from issuance of common stock                                                      330          246
                                                                                        ---------    ---------
        Net cash (used in) provided by financing activities                               (23,823)     162,317
                                                                                        ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  35,384       97,336
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             82,117       65,614
                                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 117,501    $ 162,950
                                                                                        =========    =========

- --------------------------------------------------------------------------
    See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except per share amounts, are in thousands.)


(1)      Summary of Significant Accounting Policies


         Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Its principally owned subsidiary is Sun National Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2003. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or any other period.

         Use of Estimates in the Preparation of Financial Statements - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for loan losses, goodwill, core deposit and other intangible assets, deferred tax asset valuation allowance and derivative financial instruments. Actual results could differ from those estimates.

         Investment Securities - The Company accounts for debt securities as follows:
               Held to Maturity - Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.
               Available for Sale - Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes to market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax as other comprehensive income or loss until realized. Realized gains and losses on the sale of investment securities are recorded as of trade date, reported in the consolidated statement of income and determined using the adjusted cost of the specific security sold.

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

         At September 30, 2004, the Company had four stock-based employee compensation plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                              For the Three Months     For the Nine Months
                                                                      Ended                   Ended
                                                                  September 30,           September 30,
                                                            -------------------------------------------------
                                                                  2004       2003          2004        2003
                                                                  ----       ----          ----        ----
           Reported net income available to shareholders        $4,492     $3,317       $12,942     $10,202
           Add: Total stock-based employee compensation
               expense included in reported net income               6         10            26
                  (net of tax)                                                                           11
           Deduct: Total stock-based employee
               compensation expense determined under
               fair value method (net of tax)                     (141)      (259)         (554)       (952)
                                                                ------     ------       -------      ------
           Pro forma net income available to shareholders       $4,357     $3,068       $12,414      $9,261
                                                                ======     ======       =======      ======

          Earnings per share:
          Basic - as reported                                    $0.27      $0.27         $0.87       $0.83
          Basic - pro forma                                      $0.26      $0.25         $0.83       $0.75

          Diluted - as reported                                  $0.25      $0.25         $0.80       $0.77
          Diluted - pro forma                                    $0.24      $0.23         $0.77       $0.70


         Recent Accounting Principles - In March 2004, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method. The amount of any other-than-temporary impairment that may need to be recognized upon adoption of EITF 03-1 will be dependent on market conditions and management's intent and ability at the time of the impairment evaluation to hold the below market investments until a forecasted recovery in fair value up to (or beyond) adjusted cost. Disclosures about unrealized losses that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment was effective for the Company's reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the measurement and recognition provisions relating to debt and equity securities of EITF 03-1 until the FASB issues additional guidance. The EITF 03-1 disclosures provisions are effective for the Company's fiscal year ending December 31, 2004. Management does not expect the adoption of to have a material effect on the Company's operating results or financial condition.

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

(2)      Acquisitions

         On July 8, 2004, the Company acquired Community Bancorp of New Jersey ("Community") in a stock-for-stock exchange merger valued at approximately $63 million. In the merger, Community shareholders received 0.8715 shares of common stock of the Company for each issued and outstanding share of Community common stock. At July 8, 2004, Community's assets totaled $374 million, loan receivables, net of allowances for loan losses, were $230 million, investments securities were $115 million and total deposits were $342 million. Goodwill of approximately $49 million was recorded in conjunction with this transaction and will not be amortized in accordance with SFAS No. 142, but will be reviewed at least annually for impairment. Core Deposit Intangibles of approximately $14 million was recorded and will be amortized over approximately nine years.

(3)      Investment Securities Held to Maturity

         During the quarter, the Company established a held to maturity investment portfolio. Investments classified as held to maturity are carried at amortized cost. The securities designated as held to maturity will have characteristics consistent with the Company's investment policy guidelines.

         The amortized cost of investment securities held to maturity and the approximate fair value were as follows:

                                                                     September 30, 2004
                                                  ----------------------------------------------------------
                                                                       Gross           Gross    Estimated
                                                     Amortized    Unrealized      Unrealized         Fair
                                                          Cost         Gains          Losses        Value
                                                          ----         -----          ------        -----
            U.S. Treasury obligations                        -             -               -            -
            U.S. Government agencies and
              mortgage-backed securities              $ 28,954             -          $ (66)     $ 28,888
            State and municipal obligations                  -             -              -             -
            Other                                       14,310          $ 14            (33)       14,291
                                                      --------          ----          -----      --------
              Total                                   $ 43,264          $ 14          $ (99)     $ 43,179
                                                      ========          ====          =====      ========

 (4)     Loans

         The components of loans as of September 30, 2004 and December 31, 2003 were as follows:

                                                September 30, 2004       December 31, 2003
                                                ------------------       -----------------
         Commercial and industrial                      $1,494,528              $1,169,164
         Home equity                                       121,480                  80,292
         Second mortgages                                   51,417                  51,531
         Residential real estate                            31,669                  29,788
         Other                                              62,181                  51,304
                                                        ----------              ----------
           Total gross loans                             1,761,275               1,382,079

         Allowance for loan losses                        (21,824)                (17,614)
                                                        ----------              ----------
           Net Loans                                    $1,739,451              $1,364,465
                                                        ==========              ==========

         Non-accrual loans                                 $11,528                 $21,568
                                                           =======                 =======

                                       9

         The decrease in non-accrual loans at September 30, 2004 represents the complete repayment of the Bank's largest non-accrual loan which had a book balance of $9.1 million.

(5)      Allowance for Loan Losses


         Changes in the allowance for loan losses were as follows:


                                         For the nine month
                                               period ended  For the year ended
                                         September 30, 2004   December 31, 2003
                                         ------------------   -----------------
         Balance, beginning of period               $17,614             $16,408
         Charge-offs                                 (1,050)             (4,380)
         Recoveries                                     663                 761
                                                    -------             -------
           Net charge-offs                             (387)             (3,619)
         Provision for loan losses                    1,660               4,825
         Allowance on acquired loans                  2,937                   -
                                                    -------             -------
         Balance, end of period                      21,824             $17,614
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                                   September 30, 2004      December 31, 2003
                                                                   ------------------      -----------------
        Impaired loans with related reserve for loan
          losses calculated under SFAS No. 114                                $30,878                $31,463
        Impaired loans with no related reserve for loan
          losses calculated under SFAS No. 114                                  1,662                  6,147
                                                                              -------                -------
        Total impaired loans                                                  $32,540                $37,610
                                                                              =======                =======
        Valuation allowance related to impaired loans                         $ 3,631                $ 3,439
                                                                              =======                =======

                                                                         For the nine                For the
                                                                         months ended             year ended
                                                                   September 30, 2004      December 31, 2003
                                                                   ------------------      -----------------
        Average impaired loans                                                $37,304                $34,715
                                                                              =======                =======
        Interest income recognized on impaired loans                           $1,563                 $2,177
                                                                               ======                 ======
        Cash basis interest income recognized on impaired loans                $1,407                 $2,311
                                                                               ======                 ======

(6)      Real estate owned

                                       September 30, 2004      December 31, 2003
                                       ------------------      -----------------
        Commercial properties                      $1,550                 $4,013
        Residential properties                          -                    122
        Bank properties                               310                    309
                                                   ------                 ------
        Total                                      $1,860                 $4,444
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

(7)      Deposits

         Deposits consist of the following major classifications:

                                                  September 30, 2004      December 31, 2003
                                                  ------------------      -----------------
         Demand deposits - interest bearing                $ 792,521            $   784,453
         Demand deposits - non-interest bearing              542,029                399,538
         Savings deposits                                    480,534                392,784
         Time certificates under $100,000                    412,766                390,312
         Time certificates $100,000 or more                  201,514                144,038
                                                          ----------             ----------
           Total                                          $2,429,364             $2,111,125
                                                          ==========             ==========


(8)      Junior Subordinated Debentures Held by Trusts that Issued Capital Debt

         The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Trust as of September 30, 2004:

                              Capital Securities                         Junior Subordinated Debentures
                ---------------------------------------------------------------------------------------------------
                                       Stated   Distribution   Principal                              Redeemable
 Issuer Trust         Issuance Date     Value           Rate      Amount             Maturity           Beginning
 ------------         -------------     -----           ----      ------             --------           ---------
                                                  6-mo LIBOR
 Sun Trust III       April 22, 2002   $20,000     plus 3.70%     $20,619       April 22, 2032      April 22, 2007
                                                  3-mo LIBOR
 Sun Trust IV          July 7, 2002    10,000     plus 3.65%      10,310      October 7, 2032        July 7, 2007
                                                  3-mo LIBOR
 Sun Trust V      December 18, 2003    15,000     plus 2.80%      15,464    December 30, 2033   December 30, 2008
                                                  3-mo LIBOR
 Sun Trust VI     December 19, 2003    25,000     plus 2.80%      25,774     January 23, 2034    January 23, 2009
                                                  3-mo LIBOR
 CBNJ Trust I     December 19, 2002     5,000     plus 3.35%       5,155      January 7, 2033     January 7, 2008
                                      -------                    -------
                                      $75,000                    $77,322
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

         Sun Trust III variable annual rate will not exceed 11.00% through five years from its issuance. Sun Trust IV variable annual rate will not exceed 11.95% through five years from its issuance. Sun Trust V and Sun Trust VI do not have interest rate caps. CBNJ Trust I was acquired in the July 2004 acquisition. CBNJ Trust I variable annual rate will not exceed 12.5% through five years from its issuance.

(9)      Comprehensive Income

         The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Total comprehensive income (loss) for the three-months ended September 30, 2004 and 2003 amounted to $10,735,000 and
         $(3,437,000), respectively. Total comprehensive income for the nine-months ended September 30, 2004 and 2003 amounted to $10,071,000 and $6,782,000, respectively.

(10)     Earnings Per Share

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

         Earnings per share for the periods presented are as follows:

                                                                             For the                 For the
                                                                        Three Months             Nine Months
                                                                 Ended September 30,     Ended September 30,
                                                            --------------------------------------------------
                                                                  2004          2003        2004        2003
                                                                  ----          ----        ----        ----

         Net income                                             $4,492        $3,317     $12,942     $10,202

         Dilutive stock options outstanding                  3,099,334     2,875,754   2,929,505   2,869,002
         Average exercise price per share                        $9.62         $9.71       $9.72       $9.69
         Average market price                                   $21.44        $20.36      $22.40      $16.49

         Average common shares outstanding                  16,816,930    12,767,855  14,928,773  12,342,229
         Increase in shares due to exercise of
         options - diluted basis                                           1,087,538
                                                             1,224,098                 1,190,945     857,814
                                                            ----------    ----------  ----------  ----------
         Adjusted shares outstanding - diluted              18,041,028    13,855,393  16,119,718  13,200,043
                                                            ==========    ==========  ==========  ==========

         Net earnings per share - basic                          $0.27         $0.26       $0.87       $0.83
         Net earnings per share - diluted                        $0.25         $0.24       $0.80       $0.77
         Options that could potentially dilute
         basic EPS in the future that were not
         included in the computation of diluted
         EPS because to do so would have been
         antidilutive for the period presented                  35,112             -      16,120       5,769
                                                            ==========    ==========  ==========  ==========

(11)     Commitments

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at September 30, 2004 was $50.3 million, and the portion of the exposure not covered by collateral was approximately $14.2 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Critical Accounting Policies, Judgments and Estimates

         The discussion and analysis of the financial condition and results of operations are based on the unaudited Consolidated Financial Statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those described below. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Branch Rationalization Program

                 The Company's branch rationalization efforts continued with the closure of seven branches during the third quarter bringing the total closed year to date to eleven with anticipated action on 3 branches in the fourth quarter. During the quarter, the Company incurred net pre-tax branch closing costs of $283,000. These closing costs are part of the previously disclosed estimated total branch rationalization closing costs of $2.3 million. By year end 2004, the Company anticipates an elimination of a total of twenty-one branches since December 2001.

Financial Condition

         Total assets at September 30, 2004 increased by $413.8 million, or 15.9% to $3.01 billion as compared to $2.60 billion at December 31, 2003. This increase was primarily the result of increases in cash and cash equivalents of $35.4 million, net loans receivable of $375.0 million, goodwill and intangibles of $59.2 partially offset by a decrease in total investment securities of $66.7 million. During the quarter, the Company acquired assets of approximately $374 million and recorded purchase adjustments of approximately $63 million from the Community Bank of New Jersey ("Community") acquisition.

         Cash and cash equivalents increased $35.4 million, from $82.1 million at December 31, 2003 to $117.5 million at September 30, 2004, resulting primarily from the increases in Federal Funds Sold of $26.2 million and interest bearing deposits with the FHLB of $12.3 million.

         Investment securities available for sale decreased $110.0 million or 11.4%, from $963.4 million at December 31, 2003 to $853.4 million at September 30, 2004. A portion of the decrease resulted from certain cash flows from the available for sale portfolio that were reinvested in a new held to maturity portfolio during the quarter. At September 30, 2004, the held to maturity portfolio amounted to $43.2 million. The remaining decrease was primarily the result of the planned reinvestment of excess short term securities from investments to loans. These short term securities were purchased as a result of increased liquidity resulting from the December 2003 acquisition of branches from New York Community Bank ("NYCB"). During the nine months ended September 30, 2004, loan demand outpaced deposit growth and the majority of these funds were reinvested into the loan portfolio. Also, as a result of the July 2004 Community acquisition, the Company acquired approximately $115 million in investment securities of which, approximately $60 million were sold and used primarily to pay off a $50 million short term FHLB advance.

         Net loans receivable at September 30, 2004 were $1.74 billion, an increase of $375.0 million from $1.36 billion at December 31, 2003. During the quarter, the Company acquired approximately $230 million in loans as a result of the Community acquisition. The Company experienced strong internal loan growth primarily in commercial and industrial loans and home equity consumer loans. The ratio of allowance for loan losses to total loans was 1.24% at September 30, 2004 compared to 1.27% at December 31, 2003.

         Non-performing loans were $12.1 million at September 30, 2004 compared to $21.8 million at December 31, 2003. The ratio of allowance for loan losses to total non-performing loans was 180.90% at September 30, 2004 compared to 80.74% at December 31, 2003. The decrease in non-performing loans at September 30, 2004 represents the complete repayment of the Bank's largest non-performing loan which had a book balance of $9.1 million. Real estate owned decreased $2.6 million to $1.9 million at September 30, 2004, resulting from the sale of one commercial property with a carrying value of $2.5 million that resulted in a gain of $188,000. The ratio of non-performing assets to total loans and real estate owned was 0.79% at September 30, 2004 compared to 1.89% at December 31, 2003.

         Total deposits were $2.43 billion at September 30, 2004, reflecting a $318.2 million increase from December 31, 2003. During the quarter the Company acquired approximately $342 million in deposits as a result of the Community acquisition. In addition, the Company acquired approximately $340 million in the December 2003 NYCB branch acquisition and consolidated an additional eleven branches during 2004 as a result of the branch rationalization program. Net deposit growth from acquisitions and internal growth net of deposit attrition from the branch rationalization program resulted in an increase in core deposits (demand and savings) of $238.3 million or 15.1% at September 30, 2004 over the December 31, 2003, and non-core deposits (CD's) growth of $79.9 million or 15.0% over the same period. Core deposits represented 74.7% of total deposits at both September 30, 2004 and December 31, 2003.

         Total shareholders' equity increased $90.1 million, from $185.7 million at December 31, 2003, to $275.8 million at September 30, 2004. The increase was primarily the result of the Community acquisition resulting in an increase of shareholders' equity of approximately $79 million, net income amounting to $12.9 million, offset slightly by a $2.9 million decrease in accumulated other comprehensive income resulting from an increased unrealized net loss on available for sale securities due to an increase in market interest rates.


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

         The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $117.5 million at September 30, 2004, the Company had additional secured borrowing capacity with the FHLB of approximately $46 million and other sources of approximately $25 million.

         The Company's largest cash flows are investing activities. During the nine months ended September 30, 2004 the Company's primary source of cash from investing activities was the proceeds from sales, maturities, prepayments or calls of investment securities. The primary use of cash from investing activities was the purchase of investment securities and the increase in loans. Financing activities, which used $23.8 million of net cash, was primarily the result of the net decrease in deposits and a net decrease in short term borrowings offset by a net increase in cash resulting from acquisitions. The activity during this period reflects the Company's continued focus on overall balance sheet and capital management, concentrating on growth of its core businesses, with emphasis on commercial lending and retail banking, while managing the Company's liquidity, interest-rate risk and capital resources.

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

         As part of its capital plan, the Company, through its trust subsidiaries, issued trust preferred securities that qualify as Tier 1 or core capital of the Company, subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2004, the full amount of the Company's $75.0 million in trust preferred securities qualify as Tier 1.


Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

         Net income increased by $1.2 million, or 35.4% for the three months ended September 30, 2004 to $4.5 million from $3.3 million for the three months ended September 30, 2003. The increase in net income was primarily due to an increase in net interest income of $5.7 million, a decrease in the provision for loan losses of $2.0 million offset by a decrease in non-interest income of $1.2 million which includes a third quarter 2003 gain on branch sale of $1.3 million, and an increase in non-interest expense of $4.6 million. These three month ended comparisons were also materially impacted by the acquisitions of Community Bank of New Jersey in July 2004 and the branches of New York Community Bank in December 2003 as is discussed below.

         Net Interest Income. Net interest income (on a tax-equivalent basis) increased $5.6 million, or 29.9% to $24.2 million for the three months ended September 30, 2004 from $18.6 million for the same period in 2003. Net interest income (on a tax-equivalent basis) increased $5.7 million due to volume the majority of which is due to an increase of $620.4 million in the average balance of interest-earning assets. The rate component offset this increase in net interest income by $64,000. During the quarter, the Company acquired approximately $345 million in interest earning assets as a result of the Community acquisition.

         The interest rate spread and margin (on a tax-equivalent basis) for the three months ended September 30, 2004 was 3.31% and 3.61%, respectively, compared to 3.30% and 3.61%, respectively, for the same period 2003. The yield on the average interest-earning assets declined 23 basis points from 5.19% for the three months ended September 30, 2003 to 4.96% for the same period in 2004, while the cost of funds on average interest-bearing liabilities decreased 24 basis points from 1.89% for the three months ended September 30, 2003 to 1.65% for the same period in 2004.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                At or for the three months ended  At or for the three months ended
                                                       September 30, 2004               September 30, 2003
                                                 -------------------------------  -------------------------------

                                                   Average             Average       Average            Average
                                                   Balance   Interest Yield/Cost     Balance  Interest Yield/Cost
                                                   -------   -------- ----------     -------  -------- ----------
Interest-earning assets:
       Loans receivable (1), (2):
          Commercial and industrial               $1,457,918 $ 22,261  6.11 %      $1,086,150  $17,344   6.39 %
          Home equity                                115,961    1,114  3.84            67,293      637   3.79
          Second mortgage                             51,302      846  6.60            53,685      874   6.51
          Residential real estate                     31,893      604  7.58            36,944      665   7.20
          Other                                       60,039    1,086  7.24            51,746    1,038   8.02
                                                  ---------- --------              ----------  -------
             Total loans receivable                1,717,113   25,911  6.04         1,295,818   20,558   6.35
       Investment securities (3)                     886,733    7,087  3.20           712,315    6,035   3.39
       Interest-bearing deposit with banks            19,665       44  0.89             6,299       11   0.68
       Federal funds sold                             57,075      183  1.28            45,735      106   0.93
                                                  ---------- --------              ----------  -------
          Total interest-earning assets            2,680,586   33,225  4.96         2,060,167   26,710   5.19
                                                  ---------- --------              ----------  -------

       Cash and due from banks                        83,126                           69,294
       Bank properties and equipment                  38,875                           29,336
       Goodwill and intangible assets                116,409                           37,189
       Other assets                                   55,946                           49,328
                                                  ----------                       ----------
       Non-interest-earning assets                   294,356                          185,147
                                                  ----------                       ----------
          Total Assets                            $2,974,942                       $2,245,314
                                                  ==========                       ==========

Interest-bearing liabilities:
       Interest-bearing deposit accounts:
         Interest-bearing demand deposits         $  798,397    1,830  0.92 %      $  678,879    1,566   0.92 %
         Savings deposits                            485,133    1,011  0.83           324,434      824   1.02
         Time deposits                               597,233    3,423  2.29           412,106    2,807   2.72
                                                  ---------- --------              ----------  -------
           Total interest-bearing deposit accounts 1,880,763    6,264  1.33         1,415,419    5,197   1.47
                                                  ---------- --------              ----------  -------
       Borrowed money:
         Federal funds purchased                           -        -     -             1,424        7   1.95
         Securities sold under agreements to
           repurchase                                 68,534      138  0.81            77,782       77   0.39
         FHLB advances                               166,985    1,700  4.07           163,075    1,772   4.35
         Junior subordinated debentures               76,874      939  4.89                 -        -      -
                                                  ---------- --------              ----------  -------
           Total borrowings                          312,393    2,777  3.56           242,281    1,856   3.06
       Guaranteed preferred beneficial interest in
          Company's subordinated debt                      -        -     -            59,274    1,044   7.05
                                                  ---------- --------              ----------  -------
          Total interest-bearing liabilities       2,193,156    9,041  1.65         1,716,974    8,097   1.89
                                                  ---------- --------              ----------  -------

Non-interest-bearing demand deposits                 512,643                          355,810
Other liabilities                                     21,403                           18,318
                                                  ----------                       ----------
          Non-interest-bearing liabilities           534,046                          374,128
                                                  ----------                       ----------
       Total liabilities                           2,727,202                        2,091,102

Shareholders' equity                                 247,740                          154,212
                                                  ----------                       ----------
       Total liabilities and shareholders' equity $2,974,942                       $2,245,314
                                                  ==========                       ==========
Net interest income                                           $24,184                          $18,613
                                                              =======                          =======
Interest rate spread (4)                                               3.31 %                            3.30 %
                                                                     ======                            ======
Net interest margin (5)                                                3.61 %                            3.61 %
                                                                     ======                            ======
Ratio of average interest-earning assets to
    average interest-bearing liabilities                             122.23 %                          119.99 %
                                                                     ======                            ======

- --------------------------------------------------------------------------------
(1)  Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods.
(4)  Interest rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                              Three Months Ended September 30,
                                                       2004 vs. 2003
                                              --------------------------------
                                                    Increase (Decrease)
                                                          Due to
                                              --------------------------------
                                                Volume         Rate       Net
                                                ------         ----       ---
Interest income
  Loans receivable:
     Commercial and industrial                  $5,706     $   (789)   $4,917
     Home equity                                   468           10       478
     Second mortgage                               (39)          11       (28)
     Residential real estate                       (94)          33       (61)
     Other                                         155         (107)       48
                                                ------     --------   -------
        Total loans receivable                   6,196         (842)    5,354

  Investment securities                          1,410         (358)    1,052
  Interest-bearing deposits accounts                29            4        33
  Federal funds sold                                30           47        77
                                                ------     --------    ------
    Total interest-earning assets               $7,665     $ (1,149)   $6,516
                                                ------     --------    ------

Interest expense
  Interest-bearing deposit accounts:
    Interest-bearing demand deposit             $  274     $    (10)   $  264
    Savings deposits                               354         (167)      187
    Time deposits                                1,113         (497)      616
                                                ------     --------    ------
       Total interest-bearing deposit accounts   1,741         (674)    1,067
  Borrowed money:
     Federal funds purchased                        (7)          -         (7)
     Securities sold under agreements
        to repurchase                              (10)          71        61

     FHLB advances                                  42         (114)      (72)
     Debentures and trust securities               263         (368)     (105)
                                                ------     --------    ------
         Total borrowed money                      288         (411)     (123)
    Total interest-bearing liabilities          $2,029     $ (1,085)   $  944
                                                ------     --------    ------
Net change in net interest income               $5,636     $    (64)   $5,572
                                                ======     ========    ======


         Interest income (on a tax-equivalent basis) increased by $6.5 million, to $33.2 million for the three months ended September 30, 2004 compared to $26.7 million for the same period in 2003. The increase in interest income was due to a 30.1% increase in the average balance of interest earning assets which produced an increase in interest income of $7.7 million offset by a continued drop in interest rates, which lowered the yield on average interest-earning assets by 23 basis points, or $1.1 million.

         Interest expense increased $945,000, or 11.7%, to $9.0 million for the three months ended September 30, 2004 compared to $8.1 million for the same period in 2003. The increase in interest expense was due to a 27.7% increase in the average balance of interest bearing liabilities which produced an increase in interest expense of $2.0 million offset by a continued drop in interest rates, which lowered the yield on average interest-earning assets by 24 basis points, or $1.1 million. During the quarter, the Company acquired approximately $357 million in interest bearing liabilities as a result of the Community acquisition.

         Provision for Loan Losses. For the three months ended September 30, 2004, the provision for loan losses was $300,000, a decrease of $2.0 million, compared to $2.3 million for the same period in 2003. During the third quarter 2003, the Company provided a special provision of $1.4 million to specifically reserve for two lending relationships with loans approximating $13.5 million. During 2004, with the exception of $1.3 million, all of the loans relating to these relationships have been paid off including the September 2004 repayment of the Bank's largest non-performing loan which had a book balance of $9.1 million. The remaining decrease of $600,000 in the provision is due to a general improvement the credit quality of the Bank's loan portfolio. The Company focuses on its loan portfolio management and credit review process to effectively address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Non-Interest Income. Non-interest income decreased $1.2 million for the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003. The decrease was primarily the result of decrease in gain on sale of branches of $1.3 million and a decrease in gain on sale of investment securities of $511,000. These decreases were partially offset by an increase in service charges on deposit accounts of $412,000 from the July 2004 and December 2003 acquisitions, a $179,000 increase in other income primarily resulting from an increase of $50,000 in BOLI investment income and an increase of $120,000 in ATM/debit card fee income.

         Non-Interest Expenses. Non-interest expenses increased $4.6 million, or 27.5% to $21.2 million for the three months ended September 30, 2004 as compared to $16.7 million for the same period in 2003. Of this increase, $2.8 million is due to the July 2004 and December 2003 acquisitions consisting primarily of the following:

                                               For the             Acquisition  Internally
                                          Three Months Ended         Related    Generated
                                            September 30,            Expenses    Variance
                                            -------------            --------    --------
                                            2004       2003
                                            ----       ----
NON-INTEREST EXPENSES:
  Salaries and employee benefits         $10,598    $ 8,659         $ 1,100        $  869
  Occupancy expense                        2,876      2,123             485           268
  Equipment expense                        1,871      1,272             332           267
  Data processing expense                    976        821               -           155
  Amortization of intangible assets        1,522        910             612             -
  Other                                    3,394      2,874             342           178
                                         -------    -------          ------        ------
    Total non-interest expenses          $21,237    $16,659          $2,765        $1,817
                                         =======    =======          ======        ======

         Of the internally generated $1.8 million in increases, $869,000 was in salaries and employee benefits due to increased staffing, $268,000 was in occupancy expense primarily resulting from $306,000 in lease buyout costs pertaining to recent branch closures, $178,000 was in other expenses resulting from a $286,000 increase in legal and audit fees, a $120,000 write-off of fixed assets also related to recent branch closures offset by a $108,000 decrease in expenses relating to the managed loan portfolio.

         Income Taxes. Income taxes increased $642,000 for the three months ended September 30, 2004 as compared to the same period in 2003. The increase resulted from higher pre-tax earnings.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003

         Net income increased by $2.7 million, or 26.9% for the nine months ended September 30, 2004 to $12.9 million from $10.2 million for the nine months ended September 30, 2003. The increase in net income was primarily due to an increase in net interest income of $10.8 million, a decrease in the provision for loan losses of $2.0 million, and an increase in non-interest income of $1.5 million offset by an increase in non-interest expenses of $10.5 million. These nine month ended comparisons were also materially impacted by the acquisitions of Community Bank of New Jersey in July 2004 and the branches of New York Community Bank in December 2003 as will be discussed below.

         Net Interest Income. Net interest income (on a tax-equivalent basis) increased $10.6 million, or 19.4% to $65.3 million for the nine months ended September 30, 2004 from $54.6 million for the same period in 2003. Net interest income (on a tax-equivalent basis) increased $10.2 million due to volume, the majority of which is due to an increase of $416.5 million in the average balance of interest-earning assets. The rate component increased net interest income by $385,000. During the third quarter 2004, the Company acquired approximately $345 million in interest earning assets as a result of the Community acquisition.

         The interest rate spread and margin (on a tax-equivalent basis) for the nine months ended September 30, 2004 was 3.28% and 3.55%, respectively, compared to 3.23% and 3.58%, respectively, for the same period 2003. The yield on the average interest-earning assets declined 50 basis points from 5.41% for the nine months ended September 30, 2003 to 4.91% for the same period in 2004, while the cost of funds on average interest-bearing liabilities decreased 55 basis points from 2.18% for the nine months ended September 30, 2003 to 1.63% for the same period in 2004.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                   At or for the nine months        At or for the nine months
                                                             ended                            ended
                                                       September 30, 2004               September 30, 2003
                                                 -------------------------------  -------------------------------
                                                   Average             Average       Average            Average
                                                   Balance   Interest Yield/Cost     Balance  Interest Yield/Cost
                                                   -------   -------- ----------     -------  -------- ----------
Interest-earning assets:
       Loans receivable (1), (2):
          Commercial and industrial               $1,294,084  $58,918  6.07 %      $1,072,293  $52,995   6.59 %
          Home equity                                 96,456    2,752  3.81            57,322    1,722   4.01
          Second mortgage                             49,950    2,393  6.39            49,560    2,530   6.81
          Residential real estate                     31,314    1,673  7.12            39,410    2,192   7.42
          Other                                       55,323    3,120  7.52            52,612    3,222   8.16
                                                  ----------  -------              ----------  -------
             Total loans receivable                1,527,127   68,856  6.01         1,271,197   62,662   6.57
       Investment securities (3)                     880,257   20,977  3.18           736,408   19,685   3.56
       Interest-bearing deposit with banks            11,696       59  0.67             7,305       39   0.71
       Federal funds sold                             30,967      266  1.15            18,654      135   0.96
                                                  ----------  -------              ----------  -------
          Total interest-earning assets            2,450,047   90,158  4.91         2,033,564   82,521   5.41
                                                  ----------  -------              ----------  -------

       Cash and due from banks                        75,693                           64,552
       Bank properties and equipment                  35,558                           29,445
       Goodwill and intangible assets                 89,461                           38,152
       Other assets                                   64,178                           48,171
                                                  ----------                       ----------
       Non-interest-earning assets                   264,890                          180,320
                                                  ----------                       ----------
          Total Assets                            $2,714,937                       $2,213,884
                                                  ==========                       ==========
Interest-bearing liabilities:
       Interest-bearing deposit accounts:
         Interest-bearing demand deposits         $  780,207    4,852  0.83 %      $  667,985    5,818   1.16 %
         Savings deposits                            416,971    2,432  0.78           323,878    3,244   1.34
         Time deposits                               542,109    9,638  2.37           406,036    9,472   3.11
                                                  ----------  -------              ----------  -------
           Total interest-bearing deposit accounts 1,739,287   16,922  1.30         1,397,899   18,534   1.77
                                                  ----------  -------              ----------  -------
       Borrowed money:
         Federal funds purchased                       4,276       47  1.47             6,029       79   1.74
         Securities sold under agreements to
           repurchase                                 63,123      249  0.53            72,132      283   0.52
         FHLB advances                               163,055    5,130  4.19           172,622    5,843   4.51
         Junior subordinated debentures               73,753    2,560  4.63                 -        -
                                                  ----------  -------              ----------  -------
           Total borrowings                          304,207    7,986  3.50           250,783    6,205   3.30
       Guaranteed preferred beneficial interest in
          Company's subordinated debt                      -        -     -            59,274    3,150   7.09
                                                  ----------  -------              ----------  -------
          Total interest-bearing liabilities       2,043,494   24,908  1.63         1,707,956   27,889   2.18
                                                  ----------  -------              ----------  -------

Non-interest-bearing demand deposits                 437,382                          326,193
Other liabilities                                     25,443                           28,610
                                                  ----------                       ----------
          Non-interest-bearing liabilities           462,825                          354,803
                                                  ----------                       ----------
       Total liabilities                           2,506,319                        2,062,759

Shareholders' equity                                 208,618                          151,125
                                                  ----------                       ----------
       Total liabilities and shareholders' equity $2,714,937                       $2,213,884
                                                  ==========                       ==========

                                                   At or for the nine months        At or for the nine months
                                                             ended                            ended
                                                       September 30, 2004               September 30, 2003
                                                 -------------------------------  -------------------------------
                                                   Average             Average       Average            Average
                                                   Balance   Interest Yield/Cost     Balance  Interest Yield/Cost
                                                   -------   -------- ----------     -------  -------- ----------

Net interest income                                           $65,250                          $54,632
                                                              =======                          =======
Interest rate spread (4)                                               3.28 %                            3.23 %
                                                                     ======                            ======
Net interest margin (5)                                                3.55 %                            3.58 %
                                                                     ======                            ======
Ratio of average interest-earning assets to
    average interest-bearing liabilities                             119.89 %                          119.06 %
                                                                     ======                            ======

- -------------------------------------------------------------------------------

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

                                                       Nine Months Ended September 30,
                                                                2004 vs. 2003
                                                     ----------------------------------
                                                             Increase (Decrease)
                                                                    Due to
                                                     ----------------------------------
                                                        Volume        Rate        Net
Interest income
  Loans receivable:
     Commercial and industrial                        $ 10,336    $ (4,413)   $  5,923
     Home equity                                         1,120         (90)      1,030
     Second mortgage                                        20        (157)       (137)
     Residential real estate                              (435)        (84)       (519)
     Other                                                 161        (263)       (102)
                                                      --------    --------    --------
        Total loans receivable                          11,202      (5,007)      6,195

  Investment securities                                  3,577      (2,285)      1,292
  Interest-bearing deposits accounts                        22          (2)         20
  Federal funds sold                                       102         131          29
                                                      --------    --------    --------
    Total interest-earning assets                     $ 14,903    $ (7,265)   $  7,638
                                                      --------    --------    --------

Interest expense
  Interest-bearing deposit accounts:
    Interest-bearing demand deposit                   $    874    $ (1,840)   $   (966)
    Savings deposits                                       774      (1,586)       (812)
    Time deposits                                        2,733      (2,567)        166
                                                      --------    --------    --------
       Total interest-bearing deposit accounts           4,381      (5,993)     (1,612)
  Borrowed money:
     Federal funds purchased                               (21)        (11)        (32)
     Securities sold under agreements to repurchase        (36)          2         (34)
     FHLB advances                                        (314)       (399)       (713)
     Debentures and trust securities                       659      (1,249)       (590)
                                                      --------    --------    --------
         Total borrowed money                              288      (1,657)     (1,369)
    Total interest-bearing liabilities                $  4,669    $ (7,650)   $ (2,981)
                                                      --------    --------    --------
Net change in net interest income                     $ 10,234    $    385    $ 10,619
                                                      ========    ========    ========

         Interest income (on a tax-equivalent basis) increased by $7.6 million, to $90.2 million for the nine months ended September 30, 2004 compared to $82.5 million for the same period in 2003. The increase in interest income was due to the combined 20.5% increase in the average balance of interest bearing assets which produced an increase in interest income of $14.9 million offset by a continued drop in interest rates, which lowered the yield on average interest-earning assets by 50 basis points, or $7.3 million.

         Interest expense decreased $3.0 million, or 10.7%, to $24.9 million for the nine months ended September 30, 2004 compared to $27.9 million for the same period in 2003. The decrease in interest expense was primarily due to a continued drop in interest rates, which lowered the yield on average interest-bearing liabilities by 55 basis points, or $7.6 million, offset by the 24.4% increase in the average balance of interest-earning deposits which produced an increase in interest expense $4.4 million. During the third quarter 2004, the Company acquired approximately $357 million in interest bearing liabilities as a result of the Community acquisition.

         Provision for Loan Losses. For the nine months ended September 30, 2004, the provision for loan losses was $1.7 million compared to $3.7 million for the same period in 2003. During the third quarter 2003, the Company provided a special provision of $1.4 million to specifically reserve for two lending relationships with loans approximating $13.5 million. During 2004, with the exception of $1.3 million, all of the loans relating to these relationships have been paid off including the September 2004 repayment of the Bank's largest non-performing loan which had a book balance of $9.1 million. The remaining decrease of approximately $600,000 in the provision is due to a general improvement the credit quality of the Bank's loan portfolio. The Company focuses on its loan portfolio management and credit review process to effectively address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Non-Interest Income. Non-interest income increased $1.5 million, or 11.3% for the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003. The increase was in part the result of a $2.3 million increase in gain on sale of branch real estate during the second quarter 2004, a $1.1 million increase in service charges on deposit accounts, an increase in the gain on sale of SBA loans of $181,000, and an increase of $731,000 in BOLI investment income. The increase in service charges resulted primarily from the Company's overdraft privilege program, changes in ATM pricing, and a $748,000 increase in service charges on deposit accounts resulting from the July 2004 and December 2003 acquisitions. Partially offsetting these increase, non-interest income for the nine months ended September 30, 2003 included a $2.6 million gain on sale of branches with no related gain in the same period in 2004.

         Non-Interest Expenses. Non-interest expenses increased $10.5 million, or 21.6% to $59.1 million for the nine months ended September 30, 2004 as compared to $48.6 million for the same period in 2003. Of this increase, $5.3 million is due to the July 2004 and December 2003 acquisitions consisting primarily of the following:

                                               For the             Acquisition  Internally
                                         Three Months Ended,         Related    Generated
                                          September 30               Expenses   Variance
                                  -----------------------------    -----------  ----------
                                           2004           2003
                                           ----           ----
NON-INTEREST EXPENSES:
  Salaries and employee benefits        $29,213        $24,840       $2,262        $2,111
  Occupancy expense                       8,041          6,734          858           449
  Equipment expense                       5,147          4,046          585           516
  Data processing expense                 2,959          2,450            -           509
  Amortization of intangible assets       3,842          2,760        1,082             -
  Other                                   9,866          7,747          480         1,639
                                        -------        -------       ------        ------
    Total non-interest expenses         $59,068        $48,577       $5,323        $5,224
                                        =======        =======       ======        ======

         Of the  remaining  $5.2  million  of  increases,  $2.1  million  was in salaries and employee benefits due to increased staffing, $449,000 was in occupancy expense primarily resulting from $684,000 in lease buyout costs pertaining to recent branch closures partially offset by a $198,000 decrease in miscellaneous grounds maintenance, $516,000 was in equipment expense as a result of continued system upgrades primarily in computers and telephone systems, $1.6 million was in other expenses the most significant is the decrease of $647,000 in real estate owned expenses.

         Income Taxes. Income taxes increased $1.1 million for the nine months ended September 30, 2004 as compared to the same period in 2003. The increase resulted from higher pre-tax earnings.


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

         Gap Analysis. Banks are concerned with the extent to which they are able to match maturities or repricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring the bank's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period, over the interest-bearing liabilities maturing or repricing within that same time period. On a monthly basis the Company and the Bank monitor their gap, primarily cumulative through both nine months and one year maturities.

         At September 30, 2004, the Company had a positive position with respect to its exposure to interest rate risk maturing or repricing within one year. All amounts are categorized by their actual maturity, anticipated call or repricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits. Total interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing during the same time period by $159.3 million, representing a positive one-year gap ratio of 5.29%.

         Net Interest Income Simulation. Due the inherent limitations of Gap analysis, the Company also uses simulation models to measure the impact of changing interest rates on its operations. The simulation model attempts to capture the cash flow and repricing characteristics of the current assets and liabilities on the Company's balance sheet. Assumptions regarding such things as prepayments, rate change behaviors, level and composition of new balance sheet activity and new product lines are incorporated into the simulation model. Net interest income is simulated over a twelve month horizon under a variety of linear yield curve shifts, subject to certain limits agreed to by ALCO. The Company uses a base interest rate scenario provided by Global Insights, a third party econometric modeling service.

         Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity.

         The following table shows the Company's estimated earnings sensitivity profile versus the most likely rate forecast from Global Insights as of September 30, 2004:

    Change in Interest Rates            Percentage Change in Net Interest Income
         (Basis Points)                                    Year 1
         --------------                                    ------
              +200                                         -0.2%
              +100                                         -0.0%
              -100                                         +0.5%
              -200                                         -0.3%


Derivative Financial Instruments

         The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exist as part of its ongoing business operations. At September 30, 2004, the Company's derivative financial instruments were not significant. Derivative financial instruments are entered into for periods that match the related underlying exposures and do not constitute positions independent of these exposures. The Company does not enter into derivative financial instruments for trading purposes, nor is it a party to any leveraged derivative financial instruments. The Company accounts for changes in the fair value of fair value hedges and the corresponding hedged items as a component of Other Non-Interest Income on the Company's Consolidated Statements of Income. The gross unrealized gains and gross unrealized losses on the Company's derivative financial instruments are included as a component of Other Assets or Other Liabilities, respectively, in the Company's Consolidated Statements of Financial Condition. The gross unrealized gains and gross unrealized losses on the corresponding hedged items are included as part of the carrying value of the hedged item in the Company's Consolidated Statements of Financial Condition.

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

PART II - OTHER INFORMATION



ITEM 1.  Legal Proceedings

            The Company is not engaged in any legal proceedings of a material nature at September 30, 2004. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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


                                          Sun Bancorp, Inc.
                                          -----------------
                                          (Registrant)



                                          /s/Thomas A. Bracken
                                          -------------------------------------
Date: November 8, 2004                    Thomas A. Bracken
                                          President and Chief Executive Officer




Date: November 8, 2004                    /s/Dan A. Chila
                                          -------------------------------------
                                          Dan A. Chila
                                          Executive Vice President and
                                          Chief Financial Officer