Form 10-K
period 2004-12-31
SUN BANCORP INC /NJ/
filed 2005-03-16
CIK 1017793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004 .
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from              to             .
                                      ------------    ------------

                           Commission File No. 0-20957

                                Sun Bancorp, Inc.
                                -----------------
             (Exact Name of Registrant as Specified in Its Charter)

New Jersey                                                        52-1382541
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

226 Landis Avenue, Vineland, New Jersey                               08360
----------------------------------------                          -------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code:   (856) 691-7700
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
                                         ---    ---

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock as of June 30, 2004 was approximately $193.7 million.

     As of March 9, 2005, there were issued and outstanding 17,127,888 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2004. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2005  Annual   Meeting  of
     Shareholders. (Part III)

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

Item 1.  Business
-----------------

General

     Sun Bancorp, Inc. (the "Company"), a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey. The Company's principal subsidiary is Sun National Bank (the "Bank"). At December 31, 2004, the Company had total assets of $3.1 billion, total deposits of $2.4 billion and total shareholders' equity of $279.2 million. Substantially all of the Company's deposits are federally insured by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Company's remaining deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. The Company's principal business is to serve as a holding company for the Bank. As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

     Through the Bank, the Company provides consumer and business banking services through its Regional Banking Groups and 73 Community Banking Centers as of December 31, 2004 in Southern and Central New Jersey, in the contiguous New Castle County market in Delaware, and in Philadelphia, Pennsylvania. The Bank offers comprehensive lending, domestic letters of credit, depository and financial services to its customers and marketplace. The Bank's lending services to businesses include commercial business loans and commercial real estate loans. The Bank's commercial deposit services include checking accounts and cash management products such as electronic banking, sweep accounts, lockbox services, Internet banking, PC banking and controlled disbursement services. The Bank's lending services to consumers include residential mortgage loans, home equity loans and installment loans. The Bank's consumer services include checking accounts, savings accounts, money market deposits, certificates of deposit and individual retirement accounts. Through a third party arrangement, the Bank offers mutual funds, securities brokerage, annuities and investment advisory services. The Bank recently achieved Preferred Lender status with the SBA, offers equipment leasing and is a designated Preferred Lender with the New Jersey Economic Development Authority.

     On July 8, 2004, the Company completed the acquisition of Community Bancorp of New Jersey and its wholly-owned bank subsidiary, Community Bank of New Jersey. Community Bank of New Jersey operated eight branches, and at the time of acquisition, had approximately $374 in assets and $342 million of deposits.

     The Company's website address is www.sunnb.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the Securities and Exchange Commission are available free of charge on the Company's website under the Investor Relations menu.

Market Area

     The Bank serves the markets consisting of the 15 counties of central and southern New Jersey, as well as the contiguous markets of New Castle County, Delaware and Philadelphia, Pennsylvania. The Bank is the only financial institution in the central and southern New Jersey markets that has branches located in all 12 counties. It is one of only two financial institutions with over $3 billion in total assets headquartered in those counties. Many of the companies that the Bank competes with in its market area are either larger banks headquartered outside of New Jersey or smaller institutions that have limited market coverage and do not offer the Bank's full suite of products.

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

     Management considers the Bank's strategic positioning and competitive advantage to be the decentralizing of management and authority into its Regional Banking Groups. The Bank's Southern Region consists of Gloucester, Cumberland and Salem Counties in southern New Jersey; the Eastern/North Region includes Ocean and Monmouth Counties; the Northern Region includes Mercer and Middlesex, Counties in central New Jersey; the Western Region consists of Burlington, Camden and Philadelphia Counties in New Jersey and Pennsylvania; and the Delaware Region is New Castle County in Delaware. In addition, in October 2004, the Company opened a newly created Loan Production Office (LPO) in Short Hills, New Jersey. This LPO will service northern New Jersey and will be led by experienced, well-known bankers who enjoy a strong customer following in this area.

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

Branch Rationalization Strategy

     Beginning in 2001, the Company began to implement a strategy to maximize our market coverage and improve branch profitability with the most efficient number of branches. Selling, consolidating or closing under performing branches and adding branches in more attractive markets was accomplished in the successful execution of this strategy. Through December 31, 2004, we have sold six branches and consolidated fourteen branches into existing offices. These twenty branches had an average deposit size of approximately $11.5 million. Over that same period we opened seven de novo branch offices. Several recent acquisitions have enhanced our franchise and strengthened our market position in five strategic counties in New Jersey. In December 2003, the Bank acquired eight branches in Atlantic, Camden and Gloucester counties with approximately $340 million of deposits from New York Community Bancorp. In July 2004, the Company acquired Community Bancorp of New Jersey which added eight new branches in Monmouth and Middlesex counties with approximately $342 million of deposits.

     As a result of this branch rationalization program over the past four years, the number of branch offices have only grown by three while deposits have grown 71.4% from $1.4 billion at December 31, 2000 to total deposits at December 31, 2004 of $2.4 billion. More importantly, the average deposit size per branch has grown from $20.2 million to $33.3 million over this same period.

     While the Company has successfully completed its branch rationalization program during 2004, our strategic efforts surrounding our branch franchise will be ongoing. We will continue to take advantage of strategic opportunities in our marketplace to grow our core businesses. We expect that the continued consolidation of the banking industry and the customer disruption caused by larger regional bank mergers will provide opportunities to expand our operations and increase our market share through branch and whole bank acquisitions as well as from internal growth and de novo branching. We will also continue to evaluate the profitability of our existing branch network for efficiencies that may be gained from sales, consolidations or closures of under-performing branches.

Lending Activities

     General. The principal lending activity of the Bank is the origination of commercial business loans, commercial real estate loans, small business loans, SBA guaranteed loans, home equity loans, residential real estate loans and other consumer related loans, including installment loans. Substantially all loans are originated in the Bank's primary market area.

     Commercial and Industrial Loans. The Bank originates several types of commercial and industrial loans. Included as commercial and industrial loans are short- and long-term business loans, lines of credit, commercial real estate loans, small business loans and real estate construction loans. The Bank's Commercial Banking division serves companies with annual revenue generally in excess of $7.0 million and credit needs over $2.0 million with the Small Business Banking division serving all other companies. The Bank's primary focus is the origination of commercial loans. The Bank is predominately a secured lender with full recourse from the borrower and the collateral tends to be real estate. The majority of the Bank's customers for these loans are small- to medium-sized businesses located in the southern and central parts of New Jersey, New Castle County, Delaware and Philadelphia, Pennsylvania. As noted above, in the fourth quarter 2004, the Company established a LPO in Short Hills, New Jersey. This new facility was created to accelerate commercial loan growth and expand the Company's market presence north of its existing footprint. The products offered by the LPO will be consistent with the bank's current commercial and industrial loans.

     The trend of the Bank's lending over the past several years has been diversification of commercial and industrial loans. A large, but declining portion of the total portfolio is concentrated in the hospitality, entertainment and leisure industries and general office space. Many of these industries are dependent upon seasonal business and other factors beyond the control of the industries, such as weather and beach conditions along the New Jersey seashore. Any significant or prolonged adverse weather or beach conditions along the New Jersey seashore could have an adverse impact on the borrowers' ability to repay loans. In addition, because these loans are concentrated in southern and central New Jersey, a decline in the general economic conditions of southern or central New Jersey and the impact on discretionary consumer spending could have a material adverse effect on the Company's financial condition, results of operations and cash flows. At December 31, 2004, 10.3% of total loans outstanding were concentrated in hotel loans compared to 11.5% at December 31, 2003.

     Commercial and industrial loans because of their nature and larger size generally involve a greater degree of risk. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing activities and properties and the greater difficulty of evaluating and monitoring these types of loans. A significant portion of the Bank's commercial and industrial loans include a balloon payment or repricing feature. A number of factors may affect a borrower's ability to make or refinance a balloon payment, including without limitation the financial condition of the borrower at the time, the prevailing local economic conditions and the prevailing interest rate environment. There can be no assurance that borrowers will be able to make or refinance balloon payments when due.

     Furthermore, the repayment of commercial real estate loans is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, the Bank may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or economy. The bank's commercial real estate loans are predominantly owner occupied real estate.

     Home Equity Loans. The Bank originates home equity loans, secured by first or second homes owned or being purchased by the loan applicant. Home equity loans are consumer revolving lines of credit. The interest rates charged on such loans can be fixed or floating and are related to the prime lending rate. Home equity loans may provide for interest only payments for the first two years with principal payments to begin in the third year. A home equity loan is typically originated as a twenty-year note that allows the borrower to draw upon the approved line of credit during the same period as the note. The Bank generally requires a loan-to-value ratio in the range of 70% to 80% of the appraised value, less any outstanding mortgage. Although home equity lines of credit expose the Company to the risk that falling collateral values may leave such credits inadequately secured, the Company has not had any significant adverse experience to date.

     Second Mortgage Loans. The Bank originates second mortgage loans, secured by a mortgage lien against the applicant's primary, secondary or investment property. Second mortgage loans are consumer term loans. The interest rate charged on such loans is usually a fixed rate related to the Bank's cost of funds and market conditions. Second mortgage loans typically required fixed payments of principal and interest up to a maximum term of fifteen years. The average second mortgage term is between five and ten years. The Bank generally requires a loan-to-value ratio up to a maximum of 80% of the appraised value, less any outstanding mortgages. Although second mortgage loans expose the Company to the risk that falling collateral values may leave such credits inadequately secured, the Company has not had any significant adverse experience to date.

     Residential Real Estate Loans. The Bank views residential real estate loans as a relationship enhancement product. The Bank's branch and loan personnel use outside loan correspondents to originate residential mortgages. These loans are originated using the investor's underwriting standards, rates and terms, and are approved according to the purchaser/investor's lending policy prior to origination. Prior to closing, the investor usually has commitments to sell these loans, at par and without recourse, in the secondary market. Secondary market sales are generally scheduled to close shortly after the origination of the loan.

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

     Other Loans. Included in other loans in addition to installment and consumer loans are certain small business loans serving businesses with credit needs up to $250,000. These small business loans are generally credit lines with check writing capabilities or small business loans with overdraft protection attached. At December 31, 2004, the Bank had $26.5 million of these small business loans.

     At December 31, 2004, the Bank had $2.5 million of installment loans secured by a variety of collateral, such as new and used automobiles, boats and certificates of deposits and $5.7 million of unsecured installment loans. Installment or consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

     The Bank has a modular housing portfolio with $27.3 million in loans outstanding as of December 31, 2004. This activity is generated through a third party arrangement, which began in 1990. These loans are originated using the Bank's underwriting standards, rates and terms and are approved according to the Bank's policies. The credit risk in the modular home portfolio is managed like any other consumer portfolio through loan to value requirements, debt to income ratios and credit history of the borrower. Historically, the modular home business has been viewed as a higher risk lending activity with dealers having little to zero net worth.

     Loan Solicitation and Processing. Loan originations are derived from a number of sources such as loan officers, existing customers and borrowers and referrals from real estate professionals, accountants, attorneys, regional advisory boards and the Board of Directors.

     Upon the receipt of a loan request, the borrower's financial condition is analyzed, and appropriate agency reports are obtained to verify the applicant's creditworthiness. For any real estate that will secure a loan, the Bank obtains an appraisal or evaluation from an independent appraiser approved by the Bank and licensed or certified by the state. After all required information is received and evaluated, a credit decision is made. Depending on the loan type, collateral and amount of the credit request, various levels of approval are required. The Bank has implemented a Loan Approval Matrix (LAM) which was devised to facilitate the timely approval of commercial loans in an environment that promotes responsible use of coordinated lending authority by groups of loan and credit officers. In terms of control, the LAM is structured to provide for at least two signatures for every action.

     On an annual basis, the Chief Executive Officer presents to the Board of Directors the recommended structure of the LAM in terms of the amounts of lending authority granted to combining levels. On that same occasion, the Chief Executive Officer also recommends levels of lending authority within the matrix for individual loan and credit officers. Between the annual reviews of lending authorities by the Board of Directors, the Chief Executive Officer may assign interim lending authorities within the LAM to individual loan and credit officers and report his actions to the Board in a timely fashion.

     Levels of individual lending authority are based on the functional assignment of a loan officer as well as the officer's perceived level of expertise and areas of experience.

     The positions of credit officer (CO) and senior credit officer (SCO) are an integral feature of the LAM process. CO's and SCO's are granted substantial levels of authority but do not carry a portfolio. These individuals are collectively responsible for maintaining the quality and soundness of the Bank's loan portfolio. Each regional lending area is supported by a dedicated SCO.

     Loan Commitments. When a commercial loan is approved, the Bank issues a written commitment to the loan applicant. The loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. The loan commitment is valid for approximately 45 days. Title insurance policies are generally required on all first mortgage loans. The borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral. Insurance must be maintained during the full term of the loan. At December 31, 2004, the Bank had approximately $180.8 million in commercial loan commitments outstanding.

     Credit Risk, Credit Administration and Loan Review. Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. The Bank incurs credit risk whenever it extends credit to, or enters into other transactions with customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. The credit administration department is responsible for the overall management of the Bank's credit risk and the development, application and enforcement of uniform credit policies and procedures the principal purpose of which is to minimize such risk. One objective of credit administration is to identify and, monitor and report extensions of credit by industry concentration, geographic distribution and the type of borrower. Loan review and other loan monitoring practices provide a means for management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Bank's loan officers and are being applied uniformly. While management continues to review these and other related functional areas, there can be no assurance that the steps the Bank has taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

Investment Securities Activities

     General. The investment policy of the Bank is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals which are designed to provide a portfolio of high quality investments that optimize interest income within acceptable limits of safety and liquidity. The Bank's investments consist primarily of federal funds, securities issued or guaranteed by the United States Government or its agencies, states and political subdivisions and corporate bonds.

Sources of Funds

     General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from the amortization, prepayment or sale of loans, maturities or sale of investment securities, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

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

     Borrowings. The Bank may obtain advances from the Federal Home Loan Bank (the "FHLB") of New York to supplement its funding requirements. Such advances must be secured by a pledge of a portion of the Bank's first mortgage loans and other collateral acceptable to the FHLB. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2004, the Bank had $144.7 million in secured FHLB advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowings" in the Company's 2004 Annual Report to Shareholders.

     Securities Sold Under Agreement to Repurchases. The Bank has overnight repurchase agreements with customers as well as repurchase agreements with the FHLB. The Bank obtains funds through overnight repurchase agreements with customers pursuant to which the Bank sells U.S. Treasury notes or securities issued or guaranteed by one of the Government Sponsored Enterprises to customers under an agreement to repurchase them, at par, on the next business day. At December 31, 2004, the amount of securities under agreements to repurchase with customers totaled $59.6 million. In addition, the Bank may obtain funds through short term repurchase agreements with the FHLB. At December 31, 2004, the Company had one, thirty day maturity, $50.0 million FHLB repurchase agreement. Collateral for the FHLB repurchase agreement consisted of securities issued or guaranteed by Government Sponsored Enterprises. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowings" in the Annual Report. For additional information regarding repurchase agreements, refer to Note 14 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

     Sun Financial Services. The Bank's investment services division, in conjunction with its broker-dealer affiliation, offers experienced professionals that deliver a full range of products and services to meet the specific needs of the Bank's customers. The products utilized are Insurance, Mutual Funds, Securities and Real Estate Investment Trusts.

     Leasing. During the third quarter of 2004, the Bank entered into a relationship with a third party to develop a referral program with lease financing products. Under this program, the third party will assist the Bank in offering leasing products to its commercial customers. Leases will be underwritten by the Bank as based on the creditworthiness of the Bank's customer who will be the lessee with the third party being the lessor. A loan will be made to the third party leasing company on a non-recourse basis for the purchase of the asset being leased. The loan will be secured by an assignment of third party's interest as lessor and by a lien on the asset being leased. The third party will make an effective equity investment into each transaction for the balance of the total funded amount based on an accelerated repayment of the Bank's loan. The third party will provide complete documentation services, portfolio administration and disposal or sale of equipment. Under the program, the Bank can provide leases to its customers with minimal operating expense and no additional risk beyond normal underwriting.

     Customer Derivatives. To accommodate customer needs, the Bank also enters into financial derivative transactions primarily consisting of interest rate swaps. Market risk exposure from customer positions is managed through transactions with third-party dealers. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer. The positions of customer derivatives are recorded at fair value and changes in value are included in non-interest income.

     SBA Loan Sales. In accordance with its strategic plan to enter the SBA lending market, in May 2004, the Bank was approved as an SBA Express Lender and by October 2004 received SBA Preferred Lender Status in New Jersey. The Bank was awarded the New Jersey District Director's Award as the Breakthrough Lender of the Year in 2004. The Bank's strategy is to sell the guaranteed portion of each SBA term loan in the secondary market to generate fee income. In 2004, the Bank recognized $289,000 from the sale of SBA loans and anticipates that this trend will continue and grow in 2005.

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

Personnel

     At December 31, 2004, the Company had 752 full-time and 148 part-time employees. The Company's employees are not represented by a collective bargaining group. The Company believes that its relationship with its employees is good.


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

     Sarbanes Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations will increase the Company's expenses.

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

     In addition to the risk-based capital guidelines, the Federal Reserve established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. At December 31, 2004, the Company was in compliance with these requirements. The Bank is also subject to similar capital requirements adopted by the OCC and was in compliance with such requirements at December 31, 2004. See Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

     Dividend Restrictions. Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $34.7 million at December 31, 2004. In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies.

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

     Enforcement Powers of Federal Banking Agencies. Federal banking agencies possess broad powers to take corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." At December 31, 2004, the Bank exceeded the required ratios for classification as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

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

     At December 31, 2004, the Bank's total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory capital requirements. See
Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report.

Item 2. Properties
------------------

     At December 31, 2004, the Company operated from its main office in Vineland, New Jersey and 73 Community Banking Centers. The Bank leases its main office and 46 Community Banking Centers. The remainder of the community banking centers are owned by the Bank.

Item 3. Legal Proceedings
-------------------------

     The Company or the Bank is periodically involved in various claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company's and the Bank's business. While the ultimate outcome of these proceedings cannot be predicated with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company's financial condition, results of operations or cash flows. In addition, management was not aware of any pending or threatened material litigation as of December 31, 2004.

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
-------------------------------------------------------------------------------

     The information contained under the caption "Price Range of Common Stock and Dividends" in the Company's 2004 Annual Report to Shareholders, filed as
Exhibit 13 to this Report (the "Annual Report"), is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information contained under the caption "Selected Financial Data" in the Company's Annual Report is incorporated herein by reference.

Item  7.  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Gap Analysis" and " -- Net Interest Income Simulation" in the Company's Annual Report are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Consolidated Financial Statements of Sun Bancorp, Inc. and the Summarized Quarterly Financial Data included in the notes thereto, included in the Annual Report filed as Exhibit 13, are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants On Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

Item 9A.  Controls and Procedures
---------------------------------

     (a) Disclosure Controls and Procedures

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

     (b) Internal Control over Financial Reporting

     1.  Management's Annual Report on Internal Control Over Financial
         Reporting.

     Management's report on the Company's internal control over financial reporting appears in the Company's Annual Report filed as Exhibit 13 and is incorporated herein by reference.

     2. Report of Independent Registered Public Accounting Firm.

     The report of Deloitte & Touche LLP on management's assessment of the Company's internal control over financial reporting appears in the Company's Annual Report filed as Exhibit 13 and is incorporated herein by reference.

     3. Changes in Internal  Control Over Financial  Reporting.

     During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Matters
-----------------------

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the sections captioned "Additional Information About Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans

          Set forth below is information as of December 31, 2004 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                   (a)                    (b)                            (c)
                                                                                                Number of securities
                                          Number of securities                                  remaining available
                                           to be issued upon        Weighted-average          for future issuance under
                                              exercise of           exercise price of         equity compensation plans
                                          outstanding options,      outstanding options,        (excluding securities
                                          warrants and rights       warrants and rights        reflected in column (a))
                                          --------------------      -------------------       -------------------------

Equity compensation plans
  Approved by shareholders(1)                  3,125,826                   $9.70                       485,720

Equity compensation plans
  not approved by shareholders(2)                      -                       -                             -
                                               ---------                   -----                       --------

     TOTAL                                     3,125,826                   $9.70                       485,720
                                               =========                   =====                       =======

 ------------
(1) Plans approved by shareholders include the 1995 Stock Option Plan, the 1997 Stock Option Plan, the 2002 Stock Option Plan and the 2004 Stock Based-Incentive Plan. The amount of securities includes options for 333,858 shares of our common stock as a result of our assuming obligations under stock option plans of Community Bancorp of New Jersey in connection with an acquisition in 2004. While we assumed the obligations existing under these plans as of the time of merger, we have not and will not in the future, use them to make further grants.
(2)  Not Applicable.

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


                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

     (a)  The following documents are filed as a part of this report:

          (1) The following consolidated financial statements and the report of independent auditor of the Registrant included in the Registrant's Annual Report to Shareholders are incorporated herein by reference and also in Item 8 hereof.

          Report of Independent Public Accounting Firm

          Consolidated Statements of Financial Condition as of December 31, 2004
               and 2003

          Consolidated  Statements  of Income for the Years Ended  December  31,
               2004, 2003 and 2002

          Consolidated  Statements of  Shareholders'  Equity for the Years Ended
               December 31, 2004, 2003 and 2002

          Consolidated Statements of Cash Flows for the Years Ended December 31,
               2004, 2003 and 2002

          Notes to Consolidated Financial Statements

          (2) There are no financial statements schedules that are required to be included in Part II, Item 8.

     (b)  The following exhibits are filed as part of this report:

          3(i) Amended and Restated Certificate of Incorporation of Sun Bancorp,
               Inc.(1)
          3(ii) Amended and Restated Bylaws of Sun Bancorp, Inc.(2)
          10.1  1995 Stock Option Plan(3)
          10.2 Amended and Restated 1997 Stock Option Plan(4)
          10.3 2002 Stock Option Plan(5)
          10.4 Directors Stock Purchase Plan(6)
          10.5 Form of Change in Control Severance Agreement(7)
          10.6 Severance  Agreement  between  Thomas A. Bracken and Sun National
               Bank(8)
          10.7 2004 Stock-Based Incentive Plan(9)
          11   Computation regarding earnings per share(10)
          13   2004 Annual Report to Shareholders
          21   Subsidiaries of the Registrant
          23   Consent of Deloitte & Touche LLP
          31   Certifications  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32   Certification  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002

          ---------------------
(1) Incorporated by reference to Exhibit 3(i) to the Company's Registration Statement on Form S-3 (File No. 333-109636) filed with the SEC on October 10, 2003.
(2) Incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form S-3 (File No. 333-109636) filed with the SEC on October 10, 2003.
(3) Incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form 10 filed with the SEC on June 28, 1996 (File No. 0-20957).
(4) Incorporated by reference Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).

(5) Incorporated by reference to Appendix A to the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on April 16, 2002 (File No. 0-20957).
(6) Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on August 1, 1997 (File No. 333-32681).
(7) Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-20957).
(8) Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-20957).
(9) Incorporated by reference to Exhibit H to the Company's Joint Proxy Statement for the 2004 Annual Meeting of Shareholders in the Company's Registration Statement on Form S-4, filed with the SEC on April 29, 2004 (File No. 0-20957).
(10) Incorporated by reference to Note 23 of the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 15, 2005.

                                          SUN BANCORP, INC.

                                     By:  /s/Thomas A. Bracken
                                          --------------------------------------
                                          Thomas A. Bracken
                                          President, Chief Executive Officer
                                          and Director
                                          (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2005.

/s/Bernard A. Brown                       /s/Thomas A. Bracken
-------------------------------------     --------------------------------------
Bernard A. Brown                          Thomas A. Bracken
Chairman                                  President, Chief Executive Officer
                                            and Director

/s/Ike Brown                              /s/Sidney R. Brown
-------------------------------------     --------------------------------------
Ike Brown                                 Sidney R. Brown
Director                                  Vice Chairman, Secretary and Treasurer

/s/Jeffrey S. Brown                       /s/Peter Galetto, Jr.
-------------------------------------     --------------------------------------
Jeffrey S. Brown                          Peter Galetto, Jr.
Director                                  Director

/s/Douglas J. Heun                        /s/Charles P. Kaempffer
-------------------------------------     --------------------------------------
Douglas J. Heun                           Charles P. Kaempffer
Director                                  Director

/s/Anne E. Koons                          /s/Eli Kramer
-------------------------------------     --------------------------------------
Anne E. Koons                             Eli Kramer
Director                                  Director

/s/Alfonse M. Mattia                      /s/Audrey S. Oswell
-------------------------------------     --------------------------------------
Alfonse M. Mattia                         Audrey S. Oswell
Director                                  Director

/s/George A. Pruitt                       /s/Anthony Russo, III
-------------------------------------     --------------------------------------
George A. Pruitt                          Anthony Russo, III
Director                                  Director

/s/Edward H. Salmon                       /s/Howard M. Schoor
-------------------------------------     --------------------------------------
Edward H. Salmon                          Howard M. Schoor
Director                                  Director

/s/John D. Wallace                        /s/Dan A. Chila
-------------------------------------     --------------------------------------
John D. Wallace                           Dan A. Chila
Director                                  Executive Vice President and Chief
                                            Financial Officer
                                          (Principal Accounting Officer)