Form 10-Q
period 2005-03-31
SUN BANCORP INC /NJ/
filed 2005-05-10
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 2005
                               -------------------------------------------------

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    ----------------------
Commission file number                              0 - 20957
                       ---------------------------------------------------------

                                SUN BANCORP, INC.
--------------------------------------------------------------------------------
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

                                (856) 691 - 7700
--------------------------------------------------------------------------------
                         (Registrant's telephone number,
                              including area code)

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
Yes     X       No
       ---         ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes      X       No
        ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock            18,131,831                  May 9, 2005
-----------------------------            ----------                  -----------
         Class                   Number of shares outstanding            Date

                                SUN BANCORP, INC.

                                      INDEX
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Statements of Financial Condition
          at March 31, 2005 and December 31, 2004                              3

          Unaudited Condensed Consolidated Statements of Income
          for the Three Months Ended March 31, 2005 and 2004                   4

          Unaudited Condensed Consolidated Statement of Shareholders' Equity
          for the Three Months Ended March 31, 2005                            5

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2005 and 2004                   6

          Notes to Unaudited Condensed Consolidated Financial Statements       7

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              15

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                             22

       ITEM 4. CONTROLS AND PROCEDURES                                        23

PART II - OTHER INFORMATION

       ITEM 1. Legal Proceedings                                              24

       ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds    24

       ITEM 3. Defaults upon Senior Securities                                24

       ITEM 4. Submission of Matters to a Vote of Security Holders            24

       ITEM 5. Other Information                                              24

       ITEM 6. Exhibits                                                       24

       SIGNATURES                                                             25

       CERTIFICATIONS                                                         26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands except par value amounts)


                                                                             March 31,    December 31,
                                                                               2005           2004
                                                                               ----           ----
ASSETS

Cash and due from banks                                                   $    71,487    $    69,022
Interest-bearing bank balances                                                  4,220          1,878
Federal funds sold                                                              3,393          4,002
                                                                          -----------    -----------
  Cash and cash equivalents                                                    79,100         74,902

Investment securities available for sale (amortized cost -
  $784,057; 3/05 and $823,896; 12/04)                                         774,688        819,424
Investment securities held to maturity                                         40,575         43,048
Loans receivable (net of allowance for loan losses -
  $22,237; 3/05 and $22,037; 12/04)                                         1,885,347      1,847,721
Restricted equity investments                                                  16,657         15,405
Bank properties and equipment, net                                             36,970         36,830
Real estate owned, net                                                          1,437          2,911
Accrued interest receivable                                                    14,365         12,519
Goodwill                                                                      104,606        104,969
Intangible assets, net                                                         33,291         34,753
Deferred taxes, net                                                             6,128          4,626
Bank owned life insurance                                                      47,585         47,179
Other assets                                                                    9,992          9,300
                                                                          -----------    -----------
TOTAL                                                                     $ 3,050,741    $ 3,053,587
                                                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                  $ 2,384,948    $ 2,430,363
Advances from the Federal Home Loan Bank (FHLB)                               169,717        144,669
Federal funds purchased                                                         2,000              -
Securities sold under agreements to repurchase - FHLB                          50,000         50,000
Securities sold under agreements to repurchase - customers                     74,057         59,641
Junior subordinated debentures                                                 77,322         77,322
Other liabilities                                                              11,010         12,372
                                                                          -----------    -----------
  Total liabilities                                                         2,769,054      2,774,367
                                                                          -----------    -----------

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued             -              -
Common stock, $1 par value, 25,000,000 shares authorized,
  issued: 18,215,672; 3/05 and 17,205,245; 12/04                               18,216         17,205
Additional paid in capital                                                    264,075        244,108
Retained earnings                                                               6,517         21,718
Accumulated other comprehensive loss                                           (6,075)        (2,765)
Treasury stock at cost, 90,562 shares                                          (1,046)        (1,046)
  Total shareholders' equity                                                  281,687        279,220
                                                                          -----------    -----------

TOTAL                                                                     $ 3,050,741    $ 3,053,587
                                                                          ===========    ===========

--------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)


                                                              For the Three Months
                                                                 Ended March 31,
                                                            -------------------------
                                                                2005          2004
                                                            -----------   -----------
INTEREST INCOME:
  Interest and fees on loans                                $    29,076   $    21,050
  Interest on taxable investment securities                       6,128         6,329
  Interest on non-taxable investment securities                     468           506
  Interest and dividends on restricted equity investments           188           106
  Interest on federal funds sold                                     40            62
                                                            -----------   -----------
    Total interest income                                        35,900        28,053
                                                            -----------   -----------

INTEREST EXPENSE:
  Interest on deposits                                            8,124         5,440
  Interest on short-term borrowed funds                           2,422         1,800
  Interest on junior subordinated debentures                      1,126           809
                                                            -----------   -----------
    Total interest expense                                       11,672         8,049
                                                            -----------   -----------

    Net interest income                                          24,228        20,004

PROVISION FOR LOAN LOSSES                                           525           625
                                                            -----------   -----------
    Net interest income after provision for loan losses          23,703        19,379
                                                            -----------   -----------

NON-INTEREST INCOME:
  Service charges on deposit accounts                             2,238         2,162
  Other service charges                                              45            96
  Gain on sale of bank properties and equipment                     100             -
  Gain on sale of loans                                             341             6
  Gain on sale of investment securities                               -           325
  Other                                                           1,461         1,185
                                                            -----------   -----------
    Total non-interest income                                     4,185         3,774
                                                            -----------   -----------

NON-INTEREST EXPENSES:
  Salaries and employee benefits                                 10,244         9,516
  Occupancy expense                                               3,079         2,463
  Equipment expense                                               1,978         1,545
  Data processing expense                                           931           965
  Amortization of intangible assets                               1,147         1,160
  Other                                                           3,055         2,842
                                                            -----------   -----------
    Total non-interest expenses                                  20,434        18,491
                                                            -----------   -----------

INCOME BEFORE INCOME TAXES                                        7,454         4,662
INCOME TAXES                                                      2,341         1,241
                                                            -----------   -----------

NET INCOME                                                  $     5,113   $     3,421
                                                            ===========   ===========

Basic earnings per share                                    $      0.28   $      0.23
                                                            ===========   ===========

Diluted earnings per share                                  $      0.26   $      0.21
                                                            ===========   ===========

Weighted average shares - basic                              18,010,434    14,660,369
                                                            ===========   ===========

Weighted average shares - diluted                            19,371,080    15,960,719
                                                            ===========   ===========

-----------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY For The Three Months Ended March 31, 2005
(In thousands)

                                                                                 Accumulated
                                                        Additional                  Other
                                              Common     Paid-in     Retained   Comprehensive  Treasury
                                              Stock      Capital     Earnings       Loss         Stock      Total
                                              -----      -------     --------       ----         -----      -----
BALANCE, JANUARY 1, 2005                     $17,205     $244,108     $21,718      $(2,765)    $(1,046)   $279,220
Comprehensive income:
  Net income                                       -            -       5,113            -           -       5,113
  Net change in unrealized gain on
    securities available for sale,
    net of taxes of $1,587                         -            -           -       (3,310)          -      (3,310)
                                                                                                          --------
      Comprehensive income                         -            -           -            -           -       1,803
                                                                                                          --------
Exercise of stock options                        147          343           -            -           -         490
Issuance of common stock                           8          166           -            -           -         174
Stock dividends                                  856       19,458     (20,314)           -           -           -
                                             -------     --------     -------      -------     -------    --------

BALANCE, MARCH 31, 2005                      $18,216     $264,075     $ 6,517      $(6,075)    $(1,046)   $281,687
                                             =======     ========     =======      =======     =======    ========

-------------------------------------------------------------------
 See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                          -----------------------
                                                                                             2005         2004
                                                                                          ---------    ---------
OPERATING ACTIVITIES:
  Net income                                                                              $   5,113    $   3,421
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                   525          625
    Depreciation                                                                              1,128          810
    Net amortization of investments securities                                                  248          454
    Amortization of intangible assets                                                         1,147        1,160
    Write down of book value of fixed assets                                                     24            -
    Gain on sale of investment securities available for sale                                      -         (325)
    Gain on sale of bank properties and equipment                                              (100)           -
    Gain on sale of loans                                                                      (341)           -
    Increase in cash value of bank owned life insurance (BOLI)                                 (406)        (433)
    Deferred income taxes                                                                        85         (163)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                            (1,846)        (652)
      Other assets                                                                           (1,102)     (28,541)
      Other liabilities                                                                        (637)      29,379
                                                                                          ---------    ---------
        Net cash provided by operating activities                                             3,838        5,735
                                                                                          ---------    ---------
INVESTING ACTIVITIES:
  Purchases of investment securities                                                        (36,744)    (187,624)
  Purchases of restricted equity securities                                                  (1,252)        (694)
  Proceeds from maturities, prepayments or calls of investment securities                    78,808      261,881
  Proceeds from sale of investment securities available for sale                                  -       30,131
  Proceeds from the sale of loans                                                             3,678            -
  Net increase in loans                                                                     (41,488)     (47,816)
  Purchase of bank properties and equipment                                                  (1,292)        (893)
  Proceeds from the sale of bank properties and equipment                                       100            -
  Proceeds from sale of real estate owned                                                     1,474            -
                                                                                          ---------    ---------
        Net cash provided by investing activities                                             3,284       54,985
                                                                                          ---------    ---------
FINANCING ACTIVITIES:
  Net decrease in deposits                                                                  (45,415)     (38,346)
  Purchase price adjustment of branch assets purchased                                          363           22
  Net borrowings (repayments) under line of credits, advances and repurchase agreements      41,464       (3,691)
  Proceeds from exercise of stock options                                                       490          162
  Proceeds from issuance of common stock                                                        174          110
                                                                                          ---------    ---------
        Net cash used in financing activities                                                (2,924)     (41,743)
                                                                                          ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     4,198       18,977
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               74,902       82,117
                                                                                          ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $  79,100    $ 101,094
                                                                                          =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                           $  10,681    $   7,539
  Income taxes paid                                                                       $     750            -


See notes to the unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables, except per share amounts, are in thousands.)

(1)      Summary of Significant Accounting Policies


         Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Sun Bancorp, Inc. (the Company) and its subsidiaries. Its principally owned subsidiary is Sun National Bank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or any other period.

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

         Stock Dividend - On March 17, 2005, the Company's Board of Directors declared a 5% stock dividend paid on April 20, 2005 to shareholders of record on April 6, 2005. Accordingly, per share data have been adjusted for all periods presented.

         Stock Based Compensation - In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Prior to the fourth quarter of 2003, the Company accounted for its granted stock options according to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations. All options granted prior to 2003 had an intrinsic value of zero on the date
                                       7
         of grant under APB No. 25, and, therefore, no stock-based employee compensation expense was recognized in the Company's consolidated financial statements. During the fourth quarter of 2003, the Company adopted, effective January 1, 2003, the fair value recognition provisions of SFAS No. 123. Under the prospective method provisions of SFAS No. 148, the recognition provisions of SFAS No. 123 were applied to all option awards granted, modified or settled after January 1, 2003.

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes option pricing model to stock-based employee compensation.


                                                                   For the
                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                              2005        2004
                                                             ------      ------
           Reported net income available to shareholders     $5,113      $3,421
           Add: Total stock-based employee compensation
                expense included in reported net income
                (net of tax)                                      5          10
           Deduct: Total stock-based employee
               compensation expense determined under
               fair value method (net of tax)                  (105)       (206)
                                                             ------      ------
           Pro forma net income available to shareholders    $5,013      $3,225
                                                             ======      ======

          Earnings per share:
          Basic - as reported                                 $0.28       $0.23
          Basic - pro forma                                   $0.28       $0.22

          Diluted - as reported                               $0.26       $0.21
          Diluted - pro forma                                 $0.26       $0.20


         Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R will become effective for the Company's consolidated financial statements issued for the fiscal year beginning January 1, 2006. The Company is currently evaluating the effects of the adoption of this Statement on its financial statements.

         In March 2004, the FASB ratified the consensus reached by the EITF in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FASB Staff Position (FSP) 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized depends on market conditions, management's intent and ability to hold investments until a forecasted recovery and the finalization of the proposed guidance by the FASB. The Company does not anticipate that the finalization of the proposed guidance will have a material impact on the Company.

         The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2005:

                                     Less than 12 Months       12 Months or Longer             Total
                                    ---------------------     ---------------------     -------------------
                                    Fair      Unrealized       Fair     Unrealized       Fair    Unrealized
                                    Value       Losses         Value      Losses         Value     Losses
                                    -----       ------         -----      ------         -----     ------
U.S. Treasury obligations          $ 49,630    $   (35)       $ 9,834    $  (221)      $ 59,464   $   (256)
U.S. Government agencies and
     mortgage-backed securities     566,831     (7,674)        82,288     (2,505)       649,119    (10,179)
State and municipal obligations      21,770       (187)             -          -         21,770       (187)
Other securities                     23,880       (199)             -          -         23,880       (199)
                                   --------    -------        -------    -------       --------   --------
Total                              $662,111    $(8,095)       $92,122    $(2,726)      $754,233   $(10,821)
                                   ========    =======        =======    =======       ========   ========

         At March 31, 2005, 99.7% of the unrealized losses in the security portfolio were comprised of securities issued by U.S. Government agencies, U.S. Government sponsored agencies and other securities rated investment grade by at least one bond credit rating service. The
         Company believes that the price movements in these securities are dependent upon the movement in market interest rates particularly given the negligible inherent credit risk for these securities. At March 31, 2005, the unrealized loss in the category 12 months or longer of $2.7 million consisted of 14 securities having an aggregate depreciation of 2.9%. The securities represented U.S. Treasury, Federal Agency issues and one security currently rated Aaa by three rating services. At March 31, 2005, securities in a gross unrealized loss position for less than twelve months consisted of 115 securities having an aggregate depreciation of 1.2% from the Bank's amortized cost basis.


 (2)     Loans

         The components of loans as of March 31, 2005 and December 31, 2004 were as follows:


                                          March 31, 2005      December 31, 2004
                                          --------------      -----------------
         Commercial and industrial            $1,631,717             $1,603,868
         Home equity                             128,045                122,735
         Second mortgages                         48,643                 50,541
         Residential real estate                  27,630                 26,117
         Other                                    71,549                 66,497
           Total gross loans                   1,907,584              1,869,758
         Allowance for loan losses               (22,237)               (22,037)
                                              ----------             ----------
           Net Loans                          $1,885,347             $1,847,721
                                              ==========             ==========

         Non-accrual loans                    $   13,461             $   13,457
                                              ==========             ==========

(3)      Allowance for Loan Losses


         Changes in the allowance for loan losses were as follows:

                                                    For the three month
                                                           period ended     For the year ended
                                                         March 31, 2005      December 31, 2004
                                                         --------------      -----------------
         Balance, beginning of period                           $22,037                $17,614
         Charge-offs                                               (516)                (1,382)
         Recoveries                                                 191                    793
                                                                -------                -------
           Net charge-offs                                         (325)                  (589)
         Provision for loan losses                                  525                  2,075
         Purchased allowance from bank acquisition                    -                  2,937
                                                                -------                -------
         Balance, end of period                                 $22,237                $22,037
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                                  March 31, 2005      December 31, 2004
                                                                  --------------      -----------------
        Impaired loans with related reserve for loan
          losses calculated under SFAS No. 114                           $29,702                $31,533

        Impaired loans with no related reserve for loan
          losses calculated under SFAS No. 114                             3,823                  1,588
                                                                         -------                -------
        Total impaired loans                                             $33,525                $33,121
                                                                         =======                =======
        Valuation allowance related to impaired loans                    $ 3,275                $ 3,332
                                                                         =======                =======

                                                                   For the three                For the
                                                                    months ended             year ended
                                                                  March 31, 2005      December 31, 2004
                                                                  --------------      -----------------
        Average impaired loans                                           $35,419                $35,991
                                                                         =======                =======

        Interest income recognized on impaired loans                     $   304                $ 2,315
                                                                         =======                =======

        Cash basis interest income recognized on impaired loans          $   258                $ 2,111
                                                                         =======                =======

(4)      Real Estate Owned

         Real estate owned at March 31, 2005 and December 31, 2004 was as follows:

                                                   March 31, 2005      December 31, 2004
                                                   --------------      -----------------
        Commercial properties                              $1,066                 $2,424
        Residential properties                                 62                    178
        Bank properties                                       309                    309
                                                           ------                 ------
        Total                                              $1,437                 $2,911
                                                           ======                 ======

         The decrease in real estate owned was due primarily to the sale of one commercial property which resulted in a pre-tax gain of $200,000. The remaining $1.1 million in commercial properties consists of one property which is currently listed for sale. It is anticipated that the sale proceeds of this property will exceed its carrying value.

(5)      Deposits

         Deposits consist of the following major classifications:


                                                   March 31, 2005      December 31, 2004
                                                   --------------      -----------------
         Demand deposits - interest bearing            $  794,475             $  793,290
         Demand deposits - non-interest bearing           492,143                543,601
         Savings deposits                                 437,250                452,726
         Time certificates under $100,000                 423,781                410,632
         Time certificates $100,000 or more               237,299                230,114
                                                       ----------             ----------
           Total                                       $2,384,948             $2,430,363
                                                       ==========             ==========


(6)      Junior Subordinated Debentures Held by Trusts that Issued Capital Debt

         The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Trust as of March 31, 2005:

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
                                      =======                    =======

         While the capital securities have been deconsolidated in accordance with Generally Accepted Accounting Principles (GAAP), they continue to qualify as Tier 1 capital under federal regulatory guidelines. The change in accounting guidance did not have an impact on the current Tier 1 regulatory capital of either the Company or the Bank. In March 2005, the Federal Reserve amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of trust preferred securities in a bank holding company's Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve's amended rule will, effective March 31, 2009, limit capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Management has developed a capital plan for the Company and the Bank that should allow the Company and the Bank to maintain "well-capitalized" regulatory capital levels.

         The Issuer Trusts are wholly owned unconsolidated subsidiaries of the Company and have no independent operations. The obligations of Issuer Trusts are fully and unconditionally guaranteed by the Company. The debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. Interest on the debentures is cumulative and payable in arrears. Proceeds from any redemption of debentures would cause a mandatory redemption of capital securities having an aggregate liquidation amount equal to the principal amount of debentures redeemed.

         Sun Trust III variable annual rate will not exceed 11.00% through five years from its issuance. Sun Trust IV variable annual rate will not exceed 11.95% through five years from its issuance. Sun Trust V and Sun Trust VI do not have interest rate caps. CBNJ Trust I was acquired in the July 2004 acquisition of Community Bancorp of New Jersey. CBNJ Trust I variable annual rate will not exceed 12.5% through five years from its issuance.

(7)      Comprehensive Income

         The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial condition. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Total comprehensive income for the three-months ended March 31, 2005 and 2004 amounted to $1,803,000 and $6,903,000, respectively.

(8)      Earnings Per Share

         Basic earnings per share is computed by dividing net income, by the weighted average number of shares of common stock net of treasury shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock net of treasury shares outstanding increased by the weighted average dilutive common stock options outstanding reduced by the number of common shares that are assumed to have been purchased by the Company with the proceeds from the exercise of the options (treasury stock method) along with the assumed tax benefit from the exercise of non-qualified options. These purchases were assumed to have been made at the average market price of the common stock, which is based on the daily closing price. Retroactive recognition has been given to market values, common stock outstanding and potential common shares for periods prior to the date of the Company's stock dividends.

         Earnings per share for the periods presented are as follows:

                                                                                     For the
                                                                                Three Months
                                                                             Ended March 31,
                                                                    --------------------------
                                                                          2005          2004
                                                                          ----          ----
         Net income                                                     $5,113        $3,421

         Dilutive stock options outstanding                          3,228,851     2,984,522

         Average exercise price per share                                $9.30         $9.27

         Average market price                                           $22.64        $23.47

         Average common shares outstanding                          18,010,434    14,660,369

         Increase in shares due to exercise of
         options - diluted basis                                     1,360,646     1,300,350
                                                                    ----------    ----------
         Adjusted shares outstanding - diluted                      19,371,080    15,960,719
                                                                    ==========    ==========

         Net earnings per share - basic                                  $0.28         $0.23

         Net earnings per share - diluted                                $0.26         $0.21

         Options that could potentially dilute basic EPS in the
         future that were not included in the computation of
         diluted EPS because to do so would have been
         antidilutive for the period presented                           2,744             -
                                                                    ==========    ==========


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

         Management monitors its allowance for loan losses on a quarterly basis and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. In this context, a series of qualitative factors are used in a methodology as our measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

     o Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications;
     o    Nature and volume of loans;
     o Changes in lending policies and procedures, underwriting standards, collections, charge offs and recoveries;
     o National and local economic and business conditions, including various market segments;
     o    Concentrations of credit and changes in levels of such concentrations;
          and
     o Effect of external factors on the level of estimated credit losses in the current portfolio.

         Additionally, historic loss experience over the trailing eight quarters is taken into account. In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans without SFAS No. 114 reserves (specific allowance). The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan to value ratios, and external factors. Estimates are periodically measured against actual loss experience.

         As changes in the Company's operating environment occur and as recent loss experience ebbs and flows, the factors for each category of loan based on type and risk rating will change to reflect current circumstances and the quality of the loan portfolio.

         Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, a decline in the national economy or the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, the Company's determination as to the amount of its allowance for loan losses is subject to review by its primary regulator, the Office of the Comptroller of the Currency (the OCC), as part of its examination process. This may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of the OCC examination.

         Accounting for Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws.

         Valuation of Goodwill. The Company assesses the impairment of goodwill at least annually and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that the Company considers important in determining whether to perform an impairment review include significant under-performance relative to forecasted operating results and significant negative industry or economic trends. If the Company determines that the carrying value of goodwill may not be recoverable, then the Company will assess impairment based on a projection of undiscounted future cash flows and measure the amount of impairment based on fair value.


Financial Condition

         Total assets at March 31, 2005 of $3.05 billion remained level with December 31, 2004. Cash and cash equivalents increased $4.2 million, net loans receivable increased $37.6 million and investment securities available for sale decreased $44.7 million.

         Investment securities available for sale decreased $44.7 million or 5.5%, from $819.4 million at December 31, 2004 to $774.7 million at March 31, 2005. The decrease was primarily the result of the planned reduction of investment securities with the proceeds used to supplement loan funding. This reduction of investment securities is expected to continue during 2005 to further supplement the Bank's loan portfolio growth.

         Net loans receivable at March 31, 2005 were $1.89 billion, an increase of $37.6 million from $1.85 billion at December 31, 2004. This increase (net of prepayments approximating $40 million) was the result of continuing robust internal loan growth primarily in commercial and industrial loans. The ratio of allowance for loan losses to total loans was 1.17% at March 31, 2005 compared to 1.18% at December 31, 2004.

         Non-performing loans were $13.7 million at March 31, 2005 compared to $14.3 million at December 31, 2004. The ratio of allowance for loan losses to total non-performing loans was 161.7% at March 31, 2005 compared to 153.6% at December 31, 2004. Non-performing assets were $15.2 million at March 31, 2005 compared to $17.3 million at December 31, 2004. The ratio of non-performing assets to total loans and real estate owned was 0.80% at March 31, 2005 compared to 0.92% at December 31, 2004.

         Total deposits were $2.38 billion at March 31, 2005, reflecting a $45.4 million decrease from

December 31, 2004. The decrease in deposits reflects the expected attrition of deposits from the recently completed branch rationalization program and seasonal declines, primarily in public funds deposits. Core deposits represented 72.3% and 73.6% of total deposits at March 31, 2005 and December 31, 2004, respectively.

         Total shareholders' equity increased $2.5 million, from $279.2 million at December 31, 2004, to $281.7 million at March 31, 2005. The increase was primarily the result of net income amounting to $5.1 million, offset by a $3.3 million increase in accumulated other comprehensive loss resulting from an increased unrealized net loss on available for sale securities due to market interest rates.


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

         The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $79.1 million at March 31, 2005, the Company had additional secured borrowing capacity with the FHLB of approximately $48 million and other sources of approximately $45 million.

         A major source of the Company's funding is deposits, which management believes will be sufficient to meet the Company's long-term daily operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans as well as sales and maturities of investment securities. Additional funds can be obtained from a variety of sources including federal funds purchased, securities sold under agreements to repurchase, FHLB advances, loan sales or participations and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will be secondary sources of funding, and management expects there to be adequate collateral for such funding requirements.

         The Company's primary uses of funds are the origination of loans, the funding of the Company's maturing certificates of deposit, deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the 12 months ending March 31, 2006 total $376.1 million. The Company has implemented a core deposit relationship strategy that has placed less reliance on certificates of deposits as a funding source. In the current and expected continuing rising interest rate environment, the Company will extend its relationship strategy to retail certificates of deposit in selected terms to provide fixed rate funding. However, based on market conditions and other liquidity considerations, it may avail itself of the secondary borrowings discussed above.

         During the quarter ended March 31, 2005, net loans grew approximately $37.6 million or 2.0%. The Company anticipates that cash and cash equivalents on hand, the cash flow from assets, particularly investment securities, as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $79.1 million at March 31, 2005, the Company's estimated cash flow from securities with maturities of less than one year and principal payments from mortgage-backed securities over the next twelve months totals $230.6 million. In addition, the FHLB provides a reliable source of funds with a wide variety of terms and structures. Management will continue to monitor the Company's liquidity and maintain it at a level deemed adequate but not excessive.

         Management has developed a capital plan for the Company and the Bank that should allow the Company and the Bank to grow capital internally at levels sufficient for achieving its internal growth projections while managing its operating and financial risks. The Company has also considered a contingent capital plan, and when appropriate, the Company's Board of Directors may consider various capital raising alternatives. The principle components of the capital plan are to generate additional capital through retained earnings from internal growth, access the capital markets for external sources of capital, such as common
                                       17
equity and trust preferred securities, when necessary or appropriate, redeem existing capital instruments and refinance such instruments at lower rates when conditions permit and maintain sufficient capital for safe and sound operations. The capital plan is not expected to have a material impact on our liquidity. It is the Company's intention to maintain "well-capitalized" risk-based capital levels.

         While the capital securities have been deconsolidated in accordance with GAAP, they continue to qualify as Tier 1 capital under federal regulatory guidelines. The change in accounting guidance did not have an impact on the current Tier 1 regulatory capital of either the Company or the Bank. In March 2005, the Federal Reserve amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of trust preferred securities in a bank holding company's Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve's amended rule will, effective March 31, 2009, limit capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.

         As part of its capital plan, the Company, through its deconsolidated trust subsidiaries, issued trust preferred securities that qualify as Tier 1 or core capital of the Company, subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2005, the full amount of the Company's $75.0 million in trust preferred securities qualify as Tier 1.

Disclosures about Commercial Commitments

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at March 31, 2005 was $50.6 million, and the portion of the exposure not covered by collateral was approximately $15.8 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2005 and
2004

         Net income increased by $1.7 million, or 50.0% for the three months ended March 31, 2005 to $5.1 million from $3.4 million for the three months ended March 31, 2004. The increase in net income was primarily due to an increase in net interest income of $4.2 million and an increase in non-interest income of $411,000, offset by increases in non-interest expense of $1.9 million and income taxes of $1.1 million. The three month ended comparisons were materially impacted by the acquisition of Community Bank of New Jersey in July 2004 as discussed below.

         Net Interest Income. Net interest income (on a tax-equivalent basis) increased $4.2 million, or 20.7% to $24.5 million for the three months ended March 31, 2005 from $20.3 million for the same period in 2004. Net interest income (on a tax-equivalent basis) increased $5.2 million due to volume, the majority of which was due to an increase of $414.5 million in the average balance of interest-earning assets. The rate component offset this increase in net interest income by $1.0 million which was due to an increase of 42 basis points in the average cost of interest-bearing deposits and an increase of 25 basis points in the average cost of borrowings.

         The interest rate spread and margin (on a tax-equivalent basis) for the three months ended March 31, 2005 was 3.20% and 3.55%, respectively, compared to 3.22% and 3.46%, respectively, for the same period in 2004. The yield on the average interest-earning assets increased 41 basis points from 4.84% for the three months ended March 31, 2004 to 5.25% for the same period in 2005, while the cost of funds on average interest-bearing liabilities increased 43 basis points from 1.62% for the three months ended March 31, 2004 to 2.05% for the same period in 2005.
                                       18

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                 At or for the three months ended  At or for the three months ended
                                                         March 31, 2005                   March 31, 2004
                                                 -------------------------------  -------------------------------
                                                   Average             Average       Average            Average
                                                   Balance   Interest Yield/Cost     Balance  Interest Yield/Cost
                                                   -------   -------- ----------     -------  -------- ----------
Interest-earning assets:
       Loans receivable (1), (2):
          Commercial and industrial               $1,617,334  $25,135  6.22 %      $1,187,246  $17,921   6.04 %
          Home equity                                126,069    1,499  4.76            82,843      797   3.85
          Second mortgage                             49,210      756  6.15            50,442      798   6.33
          Residential real estate                     26,241      475  7.24            30,623      515   6.73
          Other                                       67,606    1,211  7.17            51,721    1,019   7.88
                                                  ----------  -------              ----------  -------
             Total loans receivable                1,886,460   29,076  6.17         1,402,875   21,050   6.00
       Investment securities (3)                     855,347    6,993  3.27           904,036    7,192   3.18
       Interest-bearing deposit with banks             6,428       31  1.93             6,697        9   0.54
       Federal funds sold                              6,666       40  2.40            26,818       62   0.92
                                                  ----------  -------              ----------  -------
          Total interest-earning assets            2,754,901   36,140  5.25         2,340,426   28,313   4.84
                                                  ----------  -------              ----------  -------

       Cash and due from banks                        78,500                           70,673
       Bank properties and equipment                  36,792                           34,229
       Goodwill and intangible assets                134,789                           76,353
       Other assets                                   53,663                           74,689
                                                  ----------                       ----------
       Non-interest-earning assets                   303,744                          255,944
                                                  ----------                       ----------
          Total Assets                            $3,058,645                       $2,596,370
                                                  ==========                       ==========
Interest-bearing liabilities:
       Interest-bearing deposit accounts:
         Interest-bearing demand deposits         $  804,275    2,708  1.35 %      $  777,699    1,525   0.78 %
         Savings deposits                            442,588    1,121  1.01           386,269      729   0.75
         Time deposits                               653,212    4,295  2.63           525,901    3,186   2.42
                                                  ----------  -------              ----------  -------
           Total interest-bearing deposit
             accounts                              1,900,075    8,124  1.71         1,689,869    5,440   1.29
                                                  ----------  -------              ----------  -------
       Borrowed money:
         Federal funds purchased                       9,587       68  2.84             2,939       11   1.50
         Securities sold under agreements to
           repurchase                                 69,793      320  1.83            59,886       54   0.36
         FHLB advances                               219,130    2,034  3.71           160,837    1,735   4.31
         Junior subordinated debentures               77,322    1,126  5.82            72,234      809   4.48
                                                  ----------  -------              ----------  -------
            Total borrowings                         375,832    3,548  3.78           295,896    2,609   3.53
                                                  ----------  -------              ----------  -------
          Total interest-bearing liabilities       2,275,907   11,672  2.05         1,985,765    8,049   1.62
                                                  ----------  -------              ----------  -------

Non-interest-bearing demand deposits                 487,915                          389,393
Other liabilities                                     13,316                           32,581
                                                  ----------                       ----------
          Non-interest-bearing liabilities           501,231                          421,974
                                                  ----------                       ----------
       Total liabilities                           2,777,138                        2,407,739
Shareholders' equity                                 281,507                          188,631
                                                  ----------                       ----------
       Total liabilities and shareholders'
       equity                                     $3,058,645                       $2,596,370
                                                  ==========                       ==========

Net interest income                                           $24,468                          $20,264
                                                              =======                          =======
Interest rate spread (4)                                               3.20 %                            3.22 %
                                                                     ======                            ======
Net interest margin (5)                                                3.55 %                            3.46 %
                                                                     ======                            ======
Ratio of average interest-earning assets to
    average interest-bearing liabilities                             121.05 %                          117.86 %
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

                                                  Three Months Ended March 31,
                                                         2005 vs. 2004
                                              -------------------------------------
                                                      Increase (Decrease)
                                                             Due to
                                              -------------------------------------
                                                       Volume       Rate       Net
                                                       ------       ----       ---
Interest income
  Loans receivable:
     Commercial and industrial                        $ 6,669    $   545    $ 7,214
     Home equity                                          482        220        702
     Second mortgage                                      (19)       (23)       (42)
     Residential real estate                              (77)        37        (40)
     Other                                                290        (98)       192
                                                      -------    -------    -------
        Total loans receivable                          7,345        681      8,026
                                                      -------    -------    -------

  Investment securities                                  (395)       196       (199)
  Interest-bearing deposits accounts                        -         22         22
  Federal funds sold                                      (70)        48        (22)
                                                      -------    -------    -------
    Total interest-earning assets                     $ 6,880    $   947    $ 7,827
                                                      -------    -------    -------

Interest expense
  Interest-bearing deposit accounts:
    Interest-bearing demand deposit                   $    54    $ 1,129    $ 1,183
    Savings deposits                                      115        277        392
    Time deposits                                         820        289      1,109
                                                      -------    -------    -------
       Total interest-bearing deposit accounts            989      1,695      2,684
  Borrowed money:
     Federal funds purchased                               41         16         57
     Securities sold under agreements to
        repurchase                                         10        256        266
     FHLB advances                                        565       (266)       299
     Junior Subordinated Debentures                        60        257        317
                                                      -------    -------    -------
         Total borrowed money                             676        263        939
                                                      -------    -------    -------
    Total interest-bearing liabilities                $ 1,665    $ 1,958    $ 3,623
                                                      -------    -------    -------
Net change in net interest income                     $ 5,215    $(1,011)   $ 4,204
                                                      =======    =======    =======


         Interest income (on a tax-equivalent basis) increased by $7.8 million, to $36.1 million for the three months ended March 31, 2005 from $28.3 million for the same period in 2004. The increase in interest income was due to a 17.7% increase in the average balance of interest-earning assets which produced an increase in interest income of $6.9 million along with an increase in interest rates, which increased the yield on average interest-earning assets by 41 basis points, or $947,000. In July 2004, the Company acquired approximately $345 million in interest-earning assets from the Community Bank of New Jersey (Community) acquisition.


         Interest expense increased $3.6 million, or 44.4%, to $11.7 million for the three months ended March 31, 2005 compared to $8.1 million for the same period in 2004. The increase in interest expense was due to a 14.6% increase in the average balance of interest-bearing liabilities which produced an increase in interest expense of $1.7 million and an increase in interest rates, which increased the cost of average interest-bearing liabilities by 43 basis points, or $1.9 million. In July 2004, the Company acquired approximately $357 million in interest bearing liabilities from the Community acquisition.

         Provision for Loan Losses. For the three months ended March 31, 2005, the provision for loan losses was $525,000, compared to $625,000 for the same period in 2004. The Company focuses on its loan portfolio management and credit review process to address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Non-Interest Income. Non-interest income increased $411,000 for the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004. The increase was primarily the result of an increase in gains on sale of SBA loans of $335,000 and an increase in other income of $276,000 comprised mainly of increases in ATM/debit card fees, investment company income, and customer derivative income. These increases were partially offset by an decrease in gains on sale of investment securities of $325,000.

         Non-Interest Expenses. Non-interest expenses increased $1.9 million, or 10.3% to $20.4 million for the three months ended March 31, 2005 as compared to $18.5 million for the same period in 2004. Of this increase, approximately $1.8 million is due to the July 2004 Community acquisition consisting primarily of the following:


                                                            For the      Expenses Of  Internally
                                                 Three Months Ended   Newly Acquired   Generated
                                                          March 31,         Branches    Variance
                                         --------------------------------------------------------
NON-INTEREST EXPENSES:                            2005         2004
                                                  ----         ----
  Salaries and employee benefits               $10,244       $9,516             $568        $160
  Occupancy expense                              3,079        2,463              393         223
  Equipment expense                              1,978        1,545              174         259
  Data processing expense                          931          965                -         (34)
  Amortization of intangible assets              1,147        1,160              396        (409)
  Other                                          3,055        2,842              257         (44)
                                               -------      -------           ------        ----
    Total non-interest expenses                $20,434      $18,491           $1,788        $155
                                               =======      =======           ======        ====


         Of the internally generated $155,000 increase, $160,000 was in salaries and employee benefits due to increased staffing and merit increases, $223,000 was in occupancy expense resulting primarily from increases in grounds maintenance (snow removal) and security system upgrades, and $259,000 was in equipment expense resulting from increases in equipment depreciation expense and communication expenses relating to computer upgrades. These increases were partially offset by a $409,000 decrease in the amortization of intangible expenses due to 2004 branch closures made in conjunction with the Company's recently completed branch rationalization program.

         Income Taxes. Income taxes increased $1.1 million for the three months ended March 31, 2005 as compared to the same period in 2004. The increase resulted from higher pre-tax earnings and an increase in the Company's effective tax rate. The Company's effective tax rate increased from 26.6% at March 31, 2004 to 31.4% at March 31, 2005. This increase was due primarily to an increase in the Company's pre-tax earnings while the Company's non-taxable income, mainly BOLI income and tax exempt investment securities income, remained flat.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

         Interest rate, credit and operational risks are among the most significant market risks impacting the performance of the Company. Interest rate risk is reviewed monthly by the Asset Liability Committee (ALCO), composed of senior management representatives from a variety of areas within the Company. ALCO devises strategies and tactics to maintain the net interest income of the Company within acceptable ranges over a variety of interest rate scenarios. Should the Company's risk modeling indicate an undesired exposure to changes in interest rates, there are a number of remedial options available including changing the investment portfolio characteristics, and changing loan and deposit pricing strategies. Two of the tools used in monitoring the Company's sensitivity to interest rate changes are gap analysis and net interest income simulation.

         Gap Analysis. Banks are concerned with the extent to which they are able to match maturities or repricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring the bank's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period, over the interest-bearing liabilities maturing or repricing within that same time period. On a monthly basis, the Company and the Bank monitor their gap, primarily cumulative through both nine months and one year maturities.

         At March 31, 2005, total interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing during the same time period by $28.3 million, representing a positive one-year gap ratio of 0.93%. All amounts are categorized by their actual maturity, anticipated call or repricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

         Net Interest Income Simulation. Due to the inherent limitations of gap analysis, the Company also uses simulation models to measure the impact of changing interest rates on its operations. The simulation model attempts to capture the cash flow and repricing characteristics of the current assets and liabilities on the Company's balance sheet. Assumptions regarding such things as prepayments, rate change behaviors, level and composition of new balance sheet activity and new product lines are incorporated into the simulation model. Net interest income is simulated over a twelve month horizon under a variety of linear yield curve shifts, subject to certain limits agreed to by ALCO. The Company uses a base interest rate scenario provided by a third party econometric modeling service.

         Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity.

         The following table shows the Company's estimated earnings sensitivity profile versus the most likely rate forecast from Global Insights as of March 31, 2005:

    Change in Interest Rates       Percentage Change in Net Interest Income
    ------------------------       ----------------------------------------
         (Basis Points)                             Year 1
              +200                                  +1.7%
              +100                                  +0.9%
              -100                                  -0.6%
              -200                                  -1.2%

         Derivative Financial Instruments. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of March 31, 2005, all derivative financial instruments have been entered into to hedge the interest rate risk associated with the Bank's commercial lending activity. In general, the derivative transactions fall into one of two types, a bank hedge of a specific fixed rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Bank hedges a specific fixed rate loan, the derivative is executed for periods and terms that match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with an non-affiliated third party.

         Interest rate swaps are agreements with a counterparty to exchange periodic fixed and floating interest payments calculated on a notional amount. The floating rate is based on a money market index, primarily short-term LIBOR.

         Financial derivatives involve, to varying degrees, interest rate, market and credit risk. For interest rate swaps, only periodic cash payments are exchanged. Therefore, cash requirements and exposure to credit risk are significantly less than the notional amount.

         Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

         The notional amount of interest rate swap agreements at March 31, 2005 was $79.0 million compared to $44.4 million at December 31, 2004. The total unrealized gain (loss) on these agreements at March 31, 2005 and December 31, 2004 amounted to $237,000 and ($283,000), respectively.


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

PART II - OTHER INFORMATION



ITEM 1.  Legal Proceedings

            The Company is not engaged in any legal proceedings of a material nature at March 31, 2005. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


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

                                           Sun Bancorp, Inc.
                                           -----------------
                                           (Registrant)


                                           /s/Thomas A. Bracken
                                           -------------------------------------
Date: May 9, 2005                          Thomas A. Bracken
                                           President and Chief Executive Officer


                                           /s/Dan A. Chila
                                           -------------------------------------
Date: May 9, 2005                          Dan A. Chila
                                           Executive Vice President and
                                           Chief Financial Officer