Form 10-Q
period 2005-06-30
SUN BANCORP INC /NJ/
filed 2005-08-08
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2005
                                 -------------------

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______________________ to ____________________
Commission file number           0 - 20957
                       -------------------------------------------------------

                                SUN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                       52-1382541
----------------------------------------------                ----------------
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
Yes      X       No
     ----------     ----------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes      X       No
     ----------     ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock          18,139,320                 August 5, 2005
-----------------------------     ----------------------------    --------------
         Class                    Number of shares outstanding         Date

                                SUN BANCORP, INC.

                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I - FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Statements of Financial Condition
          at June 30, 2005 and December 31, 2004                                                               3

          Unaudited Condensed Consolidated Statements of Income
          for the Three and Six Months Ended June 30, 2005 and 2004                                            4

          Unaudited Condensed Consolidated Statement of Shareholders' Equity
          for the Six Months Ended June 30, 2005                                                               5

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 2005 and 2004                                                      6

          Notes to Unaudited Condensed Consolidated Financial Statements                                       7

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              14

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                                                             24

       ITEM 4. CONTROLS AND PROCEDURES                                                                        26

PART II - OTHER INFORMATION

       ITEM 1. Legal Proceedings                                                                              27

       ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds                                    27

       ITEM 3. Defaults upon Senior Securities                                                                27

       ITEM 4. Submission of Matters to a Vote of Security Holders                                            27

       ITEM 5. Other Information                                                                              27

       ITEM 6. Exhibits                                                                                       27

       SIGNATURES                                                                                             28

       CERTIFICATIONS                                                                                         29


                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUN BANCORP, INC.
UNAUDITED CONDENSED  CONSOLIDATED  STATEMENTS OF FINANCIAL CONDITION
   (Dollars in thousands except par value amounts)

                                                                                       JUNE 30,       DECEMBER 31,
                                                                                         2005             2004
                                                                                         ----             ----
ASSETS

Cash and due from banks                                                               $   95,506       $   69,022
Interest-bearing bank balances                                                             4,734            1,878
Federal funds sold                                                                        43,571            4,002
                                                                                      ----------       ----------
  Cash and cash equivalents                                                              143,811           74,902
Investment securities available for sale (amortized cost -
  $772,532; 6/05 and $823,896; 12/04)                                                    764,668          819,424
Investment securities held to maturity                                                    38,353           43,048
Loans receivable (net of allowance for loan losses -
  $22,505; 6/05 and $22,037; 12/04)                                                    1,916,028        1,847,721
Restricted equity investments                                                             14,966           15,405
Bank properties and equipment, net                                                        37,284           36,830
Real estate owned                                                                          1,437            2,911
Accrued interest receivable                                                               13,730           12,519
Goodwill                                                                                 104,891          104,969
Intangible assets, net                                                                    32,174           34,753
Deferred taxes, net                                                                        5,897            4,626
Bank owned life insurance                                                                 47,994           47,179
Other assets                                                                              19,729            9,300
                                                                                      ----------       ----------
TOTAL                                                                                 $3,140,962       $3,053,587
                                                                                      ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                              $2,541,214       $2,430,363
Advances from the Federal Home Loan Bank (FHLB)                                          134,713          144,669
Securities sold under agreements to repurchase - FHLB                                          -           50,000
Securities sold under agreements to repurchase - customers                                77,488           59,641
Junior subordinated debentures                                                            77,322           77,322
Other liabilities                                                                         22,593           12,372
                                                                                      ----------       ----------
  Total liabilities                                                                    2,853,330        2,774,367
                                                                                      ----------       ----------

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued                        -                -
Common stock, $1 par value, 25,000,000 shares authorized,
  issued: 18,138,494; 6/05 and 17,205,245; 12/04                                          18,138           17,205
Additional paid in capital                                                               263,406          244,108
Retained earnings                                                                         11,187           21,718
Accumulated other comprehensive loss                                                      (5,099)          (2,765)
Treasury stock at cost, 90,562 shares at 12/04                                                 -           (1,046)
                                                                                      ----------       ----------
  Total shareholders' equity                                                             287,632          279,220
                                                                                      ----------       ----------

TOTAL                                                                                 $3,140,962       $3,053,587
                                                                                      ==========       ==========

-------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

                                                                 FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,              ENDED JUNE 30,
                                                                ---------------------       ---------------------
                                                                  2005         2004          2005           2004
                                                                -------       -------       -------       -------
INTEREST INCOME:
  Interest and fees on loans                                    $30,679       $21,895       $59,755       $42,945
  Interest on taxable investment securities                       6,036         5,821        12,164        12,150
  Interest on non-taxable investment securities                     422           505           890         1,011
  Interest and dividends on restricted equity investments           211           119           399           225
  Interest on federal funds sold                                    290            21           330            83
                                                                -------       -------       -------       -------
    Total interest income                                        37,638        28,361        73,538        56,414
                                                                -------       -------       -------       -------

INTEREST EXPENSE:
  Interest on deposits                                            9,883         5,217        18,007        10,658
  Interest on short-term borrowed funds                           2,428         1,789         4,850         3,588
  Interest on junior subordinated debentures                      1,248           812         2,374         1,621
                                                                -------       -------       -------       -------
    Total interest expense                                       13,559         7,818        25,231        15,867
                                                                -------       -------       -------       -------

    Net interest income                                          24,079        20,543        48,307        40,547

PROVISION FOR LOAN LOSSES                                           765           735         1,290         1,360
                                                                -------       -------       -------       -------
    Net interest income after provision for loan losses          23,314        19,808        47,017        39,187
                                                                -------       -------       -------       -------

NON-INTEREST INCOME:
  Service charges on deposit accounts                             2,300         2,209         4,538         4,371
  Other service charges                                              70           210           115           306
  Gain on sale of bank properties and equipment                       3         2,321           103         2,321
  Gain on sale of loans                                              89           105           430           111
  Gain on sale of investment securities                             809           578           809           903
  Other                                                           1,824         1,407         3,285         2,592
                                                                -------       -------       -------       -------
    Total non-interest income                                     5,095         6,830         9,280        10,604
                                                                -------       -------       -------       -------

NON-INTEREST EXPENSES:
  Salaries and employee benefits                                 10,859         9,099        21,103        18,615
  Occupancy expense                                               2,648         2,702         5,727         5,165
  Equipment expense                                               1,883         1,731         3,861         3,276
  Data processing expense                                         1,061         1,018         1,992         1,983
  Amortization of intangible assets                               1,117         1,160         2,264         2,320
  Other                                                           3,754         3,630         6,809         6,472
                                                                -------       -------       -------       -------
    Total non-interest expenses                                  21,322        19,340        41,756        37,831
                                                                -------       -------       -------       -------

INCOME BEFORE INCOME TAXES                                        7,087         7,298        14,541        11,960
INCOME TAXES                                                      2,257         2,268         4,598         3,509
                                                                -------       -------       -------       -------
NET INCOME                                                      $ 4,830       $ 5,030       $ 9,943       $ 8,451
                                                                =======       =======       =======       =======

Basic earnings per share                                        $  0.27       $  0.34       $  0.55       $  0.58
                                                                =======       =======       =======       =======

Diluted earnings per share                                      $  0.25       $  0.32       $  0.51       $  0.53
                                                                =======       =======       =======       =======

Weighted average shares - basic                              18,131,121    14,681,217    18,070,161    14,673,036
                                                             ==========    ==========    ==========    ==========

Weighted average shares - diluted                            19,306,440    15,831,542    19,337,999    15,903,166
                                                             ==========    ==========    ==========    ==========

-----------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2005
(In thousands)

                                                                                      ACCUMULATED
                                                          ADDITIONAL                        OTHER
                                                 COMMON      PAID-IN    RETAINED    COMPREHENSIVE    TREASURY
                                                  STOCK      CAPITAL    EARNINGS             LOSS       STOCK      TOTAL
                                                -------     --------    --------         --------       -----   --------

BALANCE, JANUARY 1, 2005                        $17,205     $244,108     $21,718         $(2,765)    $(1,046)   $279,220
Other comprehensive income:
  Net income                                          -            -       9,943               -           -       9,943
  Other comprehensive income - net change
    in unrealized loss on securities
    available for sale, net of tax of $1,058          -            -           -          (2,334)          -      (2,334)
                                                                                                               ---------
      Comprehensive income                            -            -           -               -           -       7,609
                                                                                                                --------
Exercise of stock options                           147          343           -               -           -         490
Issuance of common stock                             15          298           -               -           -         313
Stock dividends                                     771       18,657     (20,474)              -       1,046           -
                                                -------     --------    --------         -------      ------    --------

BALANCE, JUNE 30, 2005                          $18,138     $263,406    $ 11,187         $(5,099)     $    -    $287,632
                                                =======     ========    ========         =======      ======    ========

--------------------------------------------------------------------------------
 See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                     FOR THE SIX MONTHS
                                                                                                      ENDED JUNE 30,
                                                                                                  ------------------------
                                                                                                    2005           2004
                                                                                                  ---------     ---------
OPERATING ACTIVITIES:
  Net income                                                                                       $  9,943      $  8,451
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                         1,290         1,360
    Depreciation                                                                                      2,292         1,685
    Net amortization of investments securities                                                          144         1,135
    Amortization of intangible assets                                                                 2,264         2,320
    Write down of book value of fixed assets                                                             50            76
    Gain on sale of investment securities available for sale                                           (809)         (903)
    Gain on sale of bank properties and equipment                                                      (103)       (2,321)
    Gain on sale of loans                                                                              (430)         (111)
    Proceeds from the sale of loans                                                                   4,779         1,372
    Increase in cash value of bank owned life insurance (BOLI)                                         (815)         (832)
    Deferred income taxes                                                                              (213)          184
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                                    (1,211)            8
      Other assets                                                                                  (10,429)        1,917
      Other liabilities                                                                              10,614        (1,543)
                                                                                                   --------      --------
        Net cash provided by operating activities                                                    17,366        12,798
                                                                                                   --------      --------
INVESTING ACTIVITIES:
  Purchases of investment securities                                                               (123,149)     (327,124)
  Redemption (purchases) of restricted equity securities                                                439        (2,954)
  Proceeds from maturities, prepayments or calls of investment securities                           153,168       413,102
  Proceeds from sale of investment securities available for sale                                     26,705        54,348
  Net increase in loans                                                                             (73,946)     (118,607)
  Purchase of bank properties and equipment                                                          (2,793)       (2,114)
  Proceeds from the sale of bank properties and equipment                                               100         4,200
  Net proceeds from sale of real estate owned                                                         1,474         2,585
                                                                                                   --------      --------
        Net cash (used in) provided by investing activities                                         (18,002)       23,436
                                                                                                   --------      --------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                               110,851       (68,141)
  Net (repayments) borrowings under line of credits, advances and repurchase agreements             (42,109)       51,445
  Proceeds from exercise of stock options                                                               490           158
  Proceeds from issuance of common stock                                                                313           228
                                                                                                   --------      --------

        Net cash provided by (used in) financing activities                                          69,545       (16,310)
                                                                                                   --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            68,909        19,924
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       74,902        82,117
                                                                                                   --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $143,811      $102,041
                                                                                                   ========      ========
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                                    $ 23,917      $ 15,868
  Income taxes paid                                                                                $  4,244      $  1,489

--------------------------------------------------------------------------------

See notes to the unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except per share amounts, are in thousands.)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF FINANCIAL STATEMENT PRESENTATION - The unaudited condensed consolidated financial statements include the accounts of Sun Bancorp, Inc. and its subsidiaries (the Company). Its principal wholly owned subsidiary is Sun National Bank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2004. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or any other period.

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for loan losses, goodwill, intangible assets, deferred tax asset valuation allowance and derivative financial instruments. Actual results could differ from those estimates.

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for all periods presented using the
         Black-Scholes    option   pricing   model   to   stock-based   employee
         compensation.

                                                             FOR THE THREE MONTHS   FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                            -------------------------------------------------
                                                                  2005        2004         2005        2004
                                                                  ----        ----         ----        ----
          Reported net income available to shareholders         $4,830      $5,030       $9,943      $8,451
          Add: Total stock-based employee compensation
               expense included in reported net income
               (net of tax)                                          5          10           10          20
          Deduct: Total stock-based employee
               compensation expense determined under
               fair value method (net of tax)                     (106)       (206)        (208)       (412)
                                                                ------      ------       ------      ------
          Pro forma net income available to shareholders        $4,729      $4,834       $9,745      $8,059
                                                                ======      ======       ======      ======

          Earnings per share:
          Basic - as reported                                   $ 0.27      $ 0.34       $ 0.55      $ 0.58
          Basic - pro forma                                     $ 0.26      $ 0.33       $ 0.54      $ 0.55

          Diluted - as reported                                 $ 0.25      $ 0.32       $ 0.51      $ 0.53
          Diluted - pro forma                                   $ 0.24      $ 0.31       $ 0.50      $ 0.51

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

In March 2004, the FASB ratified the consensus reached by the EITF in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to
Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FASB Staff Position (FSP) 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance. On June 29, 2005, the FASB decided to keep the accounting for certain debt securities as is and not to make the changes suggested in the proposed FSP. The FASB is expected to issue a final FSP, which will supersede EITF 03-1 and will codify existing accounting guidance. Under existing accounting rules, such securities are currently marked to market, and the market changes are reflected in the other comprehensive income (loss) component of shareholders' equity. The revised FSP will apply to evaluations made after September 15, 2005. The Company is continuing to evaluate the impact of these pronouncements and does not anticipate that the guidance will have a material impact on the Company.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2005:

                                  Less than 12 Months        12 Months or Longer             Total
                                  -------------------        -------------------        -----------------
                                     Fair  Unrealized           Fair  Unrealized         Fair  Unrealized
                                    Value      Losses          Value      Losses        Value      Losses
                                    -----      ------          -----      ------        -----      ------
U.S. Treasury obligations        $ 49,279    $   (19)       $ 10,043    $  (176)     $ 59,322    $  (195)
U.S. Government agencies and
   mortgage-backed securities     287,205     (2,043)        380,215     (6,187)      667,420     (8,230)
State and municipal                 6,698       (106)          2,000        (55)        8,698       (161)
                                 --------    -------        --------    -------      --------    -------
Total                            $343,182    $(2,168)       $392,258    $(6,418)     $735,440    $(8,586)
                                 ========    =======        ========    =======      ========    =======


At June 30, 2005, 99.7% of the unrealized losses in the security portfolio were comprised of securities issued by U.S. Government agencies, U.S. Government sponsored agencies and other securities rated investment grade by at least one bond credit rating service. The Company believes that the price movements in these securities are dependent upon the movement in market interest rates particularly given the negligible inherent credit risk for these securities. At June 30, 2005, the unrealized loss in the category 12 months or longer of $6.4 million consisted of 48 securities having an aggregate depreciation of 1.7%. The securities represented U.S. Treasury, Federal Agency issues and five securities currently rated Aaa by at least two rating services. At June 30, 2005, securities in a gross unrealized loss position for less than twelve months consisted of 61 securities having an aggregate depreciation of 0.6% from the Company's amortized cost basis. Management believes that at June 30, 2005, there are no impaired investment securities which are other-than-temporary.

(2)  LOANS

The components of loans as of June 30, 2005 and December 31, 2004 were as follows:

                                                           JUNE 30, 2005   DECEMBER 31, 2004
                                                           -------------   -----------------
Commercial and industrial                                     $1,657,521          $1,603,868
Home equity                                                      134,057             122,735
Second mortgages                                                  46,955              50,541
Residential real estate                                           26,500              26,117
Other                                                             73,500              66,497
                                                              ----------          ----------
  Total gross loans                                            1,938,533           1,869,758

Allowance for loan losses                                        (22,505)            (22,037)
                                                              ----------          ----------
  Net Loans                                                   $1,916,028          $1,847,721
                                                              ==========          ==========

Non-accrual loans                                             $   12,663          $   13,457
                                                              ==========          ==========

(3)  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses were as follows:

                                                          FOR THE SIX MONTH
                                                               PERIOD ENDED     FOR THE YEAR ENDED
                                                              JUNE 30, 2005      DECEMBER 31, 2004
                                                          -----------------     ------------------
Balance, beginning of period                                        $22,037                $17,614
Charge-offs                                                          (1,214)                (1,382)
Recoveries                                                              392                    793
                                                                    -------                -------
  Net charge-offs                                                      (822)                  (589)
Provision for loan losses                                             1,290                  2,075
Purchased allowance from bank acquisition                                 -                  2,937
                                                                    -------                -------
Balance, end of period                                              $22,505                $22,037
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

     Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                                       JUNE 30, 2005      DECEMBER 31, 2004
                                                                       -------------      -----------------
        Impaired loans with related allowance for loan
          losses calculated under SFAS No. 114                               $30,347                $31,533
        Impaired loans with no related allowance for loan
          losses calculated under SFAS No. 114                                 1,131                  1,588
                                                                             -------                -------
        Total impaired loans                                                 $31,478                $33,121
                                                                             =======                =======
        Valuation allowance related to impaired loans                        $ 4,416                $ 3,332
                                                                             =======                =======

                                                                          FOR THE SIX                FOR THE
                                                                         MONTHS ENDED             YEAR ENDED
                                                                        JUNE 30, 2005      DECEMBER 31, 2004
                                                                        -------------      -----------------
        Average impaired loans                                                $33,415                $35,991
                                                                              =======                =======
        Interest income recognized on impaired loans                          $   606                $ 2,315
                                                                              =======                =======
        Cash basis interest income recognized on impaired loans               $   596                $ 2,111
                                                                              =======                =======

(4)  REAL ESTATE OWNED

     Real estate owned at June 30, 2005 and December 31, 2004 was as follows:

                                                                       JUNE 30, 2005      DECEMBER 31, 2004
                                                                       -------------      -----------------
        Commercial properties                                                 $1,066                 $2,424
        Residential properties                                                    62                    178
        Bank properties                                                          309                    309
                                                                              ------                 ------
        Total                                                                 $1,437                 $2,911
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

(5)  DEPOSITS

     Deposits consist of the following major classifications:

                                                                        JUNE 30, 2005      DECEMBER 31, 2004
                                                                        -------------      -----------------
         Demand deposits - interest bearing                                $  891,462             $  793,290
         Demand deposits - non-interest bearing                               500,872                543,601
         Savings deposits                                                     429,487                452,726
         Time certificates under $100,000                                     451,744                410,632
         Time certificates $100,000 or more                                   267,649                230,114
                                                                           ----------             ----------
           Total                                                           $2,541,214             $2,430,363
                                                                           ==========             ==========

(6)  JUNIOR SUBORDINATED DEBENTURES HELD BY TRUSTS THAT ISSUED CAPITAL DEBT

     The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Trust as of June 30, 2005:

                              Capital Securities                         Junior Subordinated Debentures
                --------------------------------------------   --------------------------------------------------
                                       Stated   Distribution   Principal                               Redeemable
 Issuer Trust         Issuance Date     Value           Rate      Amount             Maturity           Beginning
 ------------         -------------     -----           ----      ------             --------           ---------
                                                  6-mo LIBOR
 Sun Trust III       April 22, 2002   $20,000     plus 3.70%     $20,619       April 22, 2032      April 22, 2007
                                                  3-mo LIBOR
 Sun Trust IV          July 7, 2002    10,000     plus 3.65%      10,310      October 7, 2032        July 7, 2007
                                                  3-mo LIBOR
 Sun Trust V      December 18, 2003    15,000     plus 2.80%      15,464    December 30, 2033   December 30, 2008
                                                  3-mo LIBOR
 Sun Trust VI     December 19, 2003    25,000     plus 2.80%      25,774     January 23, 2034    January 23, 2009
                                                  3-mo LIBOR
 CBNJ Trust I     December 19, 2002     5,000     plus 3.35%       5,155      January 7, 2033     January 7, 2008
                                      -------                    -------
                                      $75,000                    $77,322
                                      =======                    =======

     While the capital securities have been deconsolidated in accordance with Generally Accepted Accounting Principles (GAAP), they continue to qualify as Tier 1 capital under federal regulatory guidelines. The change in accounting guidance did not have an impact on the current Tier 1 regulatory capital of either the Company or the Bank. In March 2005, the Federal Reserve amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of trust preferred securities in a bank holding company's Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve's amended rule will, effective June 30, 2009, limit capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Management has developed a capital plan for the Company and the Bank that should allow the Company and the Bank to maintain "well-capitalized" regulatory capital levels.

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

(7)  COMPREHENSIVE INCOME

     The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial condition. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Total comprehensive income (loss) for the three-months ended June 30, 2005 and 2004 amounted to $5,806,000 and ($7,566,000), respectively. Total comprehensive income (loss) for the six-months ended June 30, 2005 and 2004 amounted to $7,609,000 and ($663,000), respectively.


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

Earnings per share for the periods presented are as follows:

                                                                            FOR THE                  FOR THE
                                                                       THREE MONTHS               SIX MONTHS
                                                                     ENDED JUNE 30,           ENDED JUNE 30,
                                                            --------------------------------------------------
                                                                   2005        2004        2005         2004
                                                                   ----        ----        ----         ----
         Net income                                              $4,830      $5,030      $9,943       $8,451

         Dilutive stock options outstanding                   3,021,902   2,969,339   3,129,174    2,835,172

         Average exercise price per share                         $9.56       $9.25       $9.44        $9.24

         Average market price                                    $20.82      $20.09      $21.71       $21.75

         Average common shares outstanding                   18,131,121  14,681,217  18,070,161   14,673,036

         Increase in shares due to exercise of
         options - diluted basis                              1,175,319   1,150,325   1,267,838    1,230,130
                                                             ----------  ----------  ----------   ----------

         Adjusted shares outstanding - diluted               19,306,440  15,831,542  19,337,999   15,903,166
                                                             ==========  ==========  ==========   ==========

         Net earnings per share - basic                           $0.27       $0.34       $0.55        $0.58

         Net earnings per share - diluted                         $0.25       $0.32       $0.51        $0.53

         Options that could potentially dilute basic
         EPS in the future that were not included in
         the computation of diluted EPS because to do
         so would have been antidilutive for the period
         presented                                               21,948           -       7,774            -
                                                             ==========  ==========  ==========   ==========

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         The discussion and analysis of the financial condition and results of operations are based on the unaudited condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those described below. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         In July 2005, the FASB issued an exposure draft on a proposed interpretation of SFAS No. 109, Accounting for Income Taxes. This exposure draft is designed to end the diverse accounting methods used for accounting for uncertain tax positions. The proposed model is a benefit recognition model and stipulates that a benefit from a tax position should only be recorded when it is probable. The benefit should be recorded at management's best estimate. The proposed interpretation would be effective as of the end of the first annual period after December 15, 2005. Any changes to net assets as a result of applying the proposed interpretation would be recorded as a cumulative effect of a change in accounting principle. Management is in the process of assessing the impact this interpretation will have on its financial statements.

         VALUATION OF GOODWILL. The Company assesses the impairment of goodwill at least annually and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that the Company considers important in determining whether to perform an impairment review include significant under-performance relative to forecasted operating results and significant negative industry or economic trends. If the Company determines that the carrying value of goodwill may not be recoverable, then the Company will assess impairment based on a projection of future cash flows and measure the amount of impairment based on fair value.

FINANCIAL CONDITION

         Total assets increased $87.4 million or 2.9% from $3.05 billion at December 31, 2004 to $3.14 billion at June 30, 2005. Cash and cash equivalents increased $68.9 million, net loans receivable increased $68.3 million and investment securities available for sale decreased $54.7 million.

         Investment securities available for sale decreased $54.7 million or 6.7%, from $819.4 million at December 31, 2004 to $764.7 million at June 30, 2005. The decrease was primarily the result of the planned reduction of investment securities with the proceeds used to supplement loan funding. This reduction of investment securities is expected to continue during 2005 to further supplement the Bank's loan portfolio growth.

         Net loans receivable at June 30, 2005 were $1.92 billion, an increase of $68.3 million from $1.85 billion at December 31, 2004. This increase (net of prepayments approximating $62 million) was the result of continuing internal loan growth primarily in commercial and industrial loans. The ratio of allowance for loan losses to total loans was 1.16% at June 30, 2005 compared to 1.18% at December 31, 2004.

         Non-performing loans were $12.8 million at June 30, 2005 compared to $14.3 million at December 31, 2004. The ratio of allowance for loan losses to total non-performing loans was 176.3% at June 30, 2005 compared to 153.6% at December 31, 2004. Non-performing assets were $14.2 million at June 30, 2005 compared to $17.3 million at December 31, 2004. The ratio of non-performing assets to total loans and real estate owned was 0.73% at June 30, 2005 compared to 0.92% at December 31, 2004.

         Other assets increased $10.4 million from $9.3 million at December 31, 2004, to $19.7 million at June 30, 2005. The increase is the result of a commitment to purchase a $10.0 million when-issued investment security. The security settled in July 2005.

         Total deposits were $2.54 billion at June 30, 2005, reflecting a $110.9 million increase from December 31, 2004. The increase in deposits reflects the successful completion of a four week deposit campaign in May 2005. Core deposits represented 71.7% and 73.6% of total deposits at June 30, 2005 and December 31, 2004, respectively. As a result of the increased liquidity from this deposit campaign, the Bank repaid $70.0 million of FHLB repurchase agreements.

         Other liabilities increased $10.2 million from $12.4 million at December 31, 2004, to $22.6 million at June 30, 2005. The increase is the result of a commitment to purchase a $10.0 million when-issued investment security. The security settled in July 2005.

         Total shareholders' equity increased $8.4 million, from $279.2 million at December 31, 2004, to $287.6 million at June 30, 2005. The increase was primarily the result of net income amounting to $9.9 million, offset by a $2.3 million increase in accumulated other comprehensive loss resulting from an increased unrealized net loss on available for sale securities due to market interest rates.

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

         The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $143.8 million at June 30, 2005, the Company had additional secured borrowing capacity with the FHLB of approximately $47.1 million and other sources of approximately $52 million.

         A major source of the Company's  funding is deposits,  which management believes will be sufficient to meet the Company's long-term daily operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. During the second quarter, the Company demonstrated its ability to attract new deposits with a successful deposit promotion. Over a four week period the Bank generated approximately $200 million of new deposits. The Company also obtains funds from the repayment and maturities of loans as well as sales and maturities of investment securities. Additional funds can be obtained from a variety of sources including federal funds purchased, securities sold under agreements to repurchase, FHLB advances, loan sales or participations and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will be secondary sources of funding, and
management   expects   there  to  be  adequate   collateral   for  such  funding
requirements.

         The Company's primary uses of funds are the origination of loans, the funding of the Company's maturing certificates of deposit, deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the 12 months ending June 30, 2006 total $415.8 million. The Company has implemented a core deposit relationship strategy that has placed less reliance on certificates of deposits as a funding source. In the current and expected continuing rising interest rate environment, the Company has extended its relationship strategy to retail certificates of deposit in selected terms to provide fixed rate funding. However, based on market conditions and other liquidity considerations, it may avail itself of the secondary borrowings discussed above.

         During the six months ended June 30, 2005, net loans grew approximately $68.3 million or 3.7%. The Company anticipates that cash and cash equivalents on hand, the cash flow from assets, particularly investment securities, as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $143.8 million at June 30, 2005, the Company's estimated cash flow from securities with maturities of less than one year and principal payments from mortgage-backed securities over the next twelve months totals $382.4 million. In addition, the FHLB provides a reliable source of funds with a wide variety of terms and structures. Management will continue to monitor the Company's liquidity and maintain it at a level deemed adequate but not excessive.

         Management has developed a capital plan for the Company and the Bank that should allow the Company and the Bank to grow capital internally at levels sufficient for achieving its internal growth projections while managing its operating and financial risks. The Company has also considered a contingent capital plan, and when appropriate, the Company's Board of Directors may consider various capital raising alternatives. The principle components of the capital plan are to generate additional capital through retained earnings from internal growth, access the capital markets for external sources of capital, such as common equity and trust preferred securities, when necessary or appropriate, redeem existing capital instruments and refinance such instruments at lower rates when conditions permit and maintain sufficient capital for safe and sound operations. The capital plan is not expected to have a material impact on our liquidity. It is the Company's intention to maintain "well-capitalized" risk-based capital levels.

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

         As part of its capital plan, the Company, through its deconsolidated trust subsidiaries, issued trust preferred securities that qualify as Tier 1 or core capital of the Company, subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2005, the full amount of the Company's $75.0 million in trust preferred securities qualify as Tier 1.

DISCLOSURES ABOUT COMMERCIAL COMMITMENTS

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at June 30, 2005 was $65.5 million, and the portion of the exposure not covered by collateral was approximately $18.1 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 2005 AND
2004

         Net income decreased by $200,000, or 4.0% for the three months ended June 30, 2005 to $4.8 million from $5.0 million for the three months ended June 30, 2004. The decrease in net income was primarily due to an increase in net interest income of $3.5 million offset by a decrease in other non-interest income of $1.7 million and an increase in non-interest expense of $2.0 million.

         NET INTEREST INCOME. Net interest income (on a tax-equivalent basis) increased $3.5 million, or 16.8% to $24.3 million for the three months ended June 30, 2005 from $20.8 million for the same period in 2004. Net interest income (on a tax-equivalent basis) increased $5.3 million due to volume, the majority of which was due to an increase of $464.1 million in the average balance of interest-earning assets offset by a $368.7 million increase in interest-bearing liabilities. The rate component offset the $5.3 million volume related increase by $1.8 million. This was due to an increase of 51 basis points in the average cost of interest-earning assets or $2.1 million offset by an increase of 74 basis points in the average cost of interest-bearing liabilities or $3.8 million.

         The interest rate spread and margin (on a tax-equivalent basis) for the three months ended June 30, 2005 was 3.09% and 3.48%, respectively, compared to 3.32% and 3.58%, respectively, for the same period in 2004. The yield on the average interest-earning assets increased 51 basis points from 4.92% for the three months ended June 30, 2004 to 5.43% for the same period in 2005, while the cost of funds on average interest-bearing liabilities increased 74 basis points from 1.60% for the three months ended June 30, 2004 to 2.34% for the same period in 2005.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                   AT OR FOR THE THREE MONTHS       AT OR FOR THE THREE MONTHS
                                                             ENDED                            ENDED
                                                         JUNE 30, 2005                    JUNE 30, 2004
                                                 -------------------------------  -------------------------------

                                                   AVERAGE             AVERAGE       AVERAGE            AVERAGE
                                                   BALANCE   INTEREST YIELD/COST     BALANCE  INTEREST YIELD/COST
                                                   -------   -------- ----------     -------  -------- ----------

Interest-earning assets:
       Loans receivable (1), (2):
          Commercial and industrial               $1,649,491  $26,278  6.37 %      $1,234,073  $18,735   6.07 %
          Home equity                                130,754    1,753  5.36            90,201      841   3.73
          Second mortgage                             47,846      760  6.35            48,100      749   6.23
          Residential real estate                     26,728      558  8.35            31,410      554   7.06
          Other                                       71,477    1,330  7.44            54,117    1,016   7.51
                                                  ----------  -------              ----------  -------
             Total loans receivable                1,926,296   30,679  6.37         1,457,901   21,895   6.01
       Investment securities (3)                     817,461    6,843  3.35           849,942    6,698   3.15
       Interest-bearing deposit with banks             6,627       42  2.54             8,575        6   0.28
       Federal funds sold                             39,088      290  2.97             8,896       21   0.93
                                                  ----------  -------              ----------  -------
          Total interest-earning assets            2,789,472   37,854  5.43         2,325,404   28,620   4.92
                                                  ----------  -------              ----------  -------

       Cash and due from banks                        88,877                           73,176
       Bank properties and equipment                  37,177                           33,519
       Goodwill and intangible assets                137,712                           75,182
       Other assets                                   52,883                           62,145
                                                  ----------                       ----------
       Non-interest-earning assets                   316,649                          244,022
                                                  ----------                       ----------
          Total Assets                            $3,106,121                       $2,569,426
                                                  ==========                       ==========

Interest-bearing liabilities:
       Interest-bearing deposit accounts:
         Interest-bearing demand deposits         $  858,076    3,639  1.70 %      $  764,480    1,497   0.78%
         Savings deposits                            427,971    1,253  1.17           378,409      691   0.73
         Time deposits                               687,472    4,991  2.90           502,410    3,029   2.41
                                                  ----------  -------              ----------  -------
           Total interest-bearing deposit
             accounts                              1,973,519    9,883  2.00         1,645,299    5,217   1.27
                                                  ----------  -------              ----------  -------

       Borrowed money:
         Federal funds purchased                       2,536       20  3.15             9,887       36   1.45
         Securities sold under agreements to
          repurchase                                  73,122      421  2.30            60,844       58   0.38
         FHLB advances                               191,722    1,987  4.15           161,276    1,695   4.20
         Junior subordinated debentures               77,322    1,248  6.46            72,167      812   4.50
                                                  ----------  -------              ----------  -------
            Total borrowings                         344,702    3,676  4.27           304,174    2,601   3.42
                                                  ----------  -------              ----------  -------
          Total interest-bearing liabilities       2,318,221   13,559  2.34         1,949,473    7,818   1.60
                                                  ----------  -------              ----------  -------

Non-interest-bearing demand deposits                 487,508                          408,678
Other liabilities                                     15,738                           22,438
                                                  ----------                       ----------
          Non-interest-bearing liabilities           503,246                          431,116
                                                  ----------                       ----------
       Total liabilities                           2,821,467                        2,380,589

Shareholders' equity                                 284,654                          188,837
                                                  ----------                       ----------
       Total liabilities and shareholders'
          equity                                  $3,106,121                       $2,569,426
                                                  ==========                       ==========

Net interest income                                           $24,295                          $20,802
                                                              =======                          =======
Interest rate spread (4)                                               3.09%                             3.32%
                                                                       ====                              ====
Net interest margin (5)                                                3.48%                             3.58%
                                                                       ====                              ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities                             120.33%                           119.28%
                                                                     ======                            ======

-------
(1)  Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                                     THREE MONTHS ENDED JUNE 30,
                                                            2005 VS. 2004
                                                     -----------------------------
                                                          INCREASE (DECREASE)
                                                                 DUE TO
                                                     -----------------------------
                                                     VOLUME         RATE       NET
                                                     ------         ----       ---
Interest income
  Loans receivable:
     Commercial and industrial                       $6,578      $   965    $7,543
     Home equity                                        462          450       912
     Second mortgage                                     (4)          15        11
     Residential real estate                            (89)          93         4
     Other                                              323           (9)      314
                                                     ------      -------    ------
        Total loans receivable                        7,270        1,514     8,784

  Investment securities                                (262)         407       145
  Interest-bearing deposits accounts                     (2)          38        36
  Federal funds sold                                    163          106       269
                                                     ------      -------    ------
    Total interest-earning assets                    $7,169      $ 2,065    $9,234
                                                     ------      -------    ------

Interest expense
  Interest-bearing deposit accounts:
     Interest-bearing demand deposit                 $  204      $ 1,938    $2,142
     Savings deposits                                   100          462       562
     Time deposits                                    1,262          700     1,962
                                                     ------      -------    ------
       Total interest-bearing deposit accounts        1,566        3,100     4,666

  Borrowed money:
     Federal funds purchased                            (39)          23       (16)
     Securities sold under agreements to
        repurchase                                       14          349       363
     FHLB advances                                      316          (24)      292
     Junior Subordinated Debentures                      62          374       436
                                                     ------       ------    ------
         Total borrowed money                           353          722     1,075
    Total interest-bearing liabilities               $1,919      $ 3,822    $5,741
                                                     ------      -------    ------
Net change in net interest income                    $5,250      $(1,757)   $3,493
                                                     ======      =======    ======

         Interest income (on a tax-equivalent basis) increased by $9.2 million, to $37.9 million for the three months ended June 30, 2005 from $28.6 million for the same period in 2004. The increase in interest income was due to a 20.0% increase in the average balance of interest-earning assets which produced an increase in interest income of $7.2 million along with an increase in interest rates, which increased the yield on average interest-earning assets by 51 basis points, or $2.1 million. In July 2004, the Company acquired approximately $345 million in interest-earning assets from the Community Bank of New Jersey (Community) acquisition.

         Interest expense increased $5.7 million, or 73.4%, to $13.6 million for the three months ended June 30, 2005 compared to $7.8 million for the same period in 2004. The increase in interest expense was due to an 18.9% increase in the average balance of interest-bearing liabilities which produced an increase in interest expense of $1.9 million and an increase in interest rates, which increased the cost of average interest-bearing liabilities by 74 basis points, or $3.8 million. The increase in the average balance of interest-bearing liabilities was partly attributable to the July 2004 acquisition of approximately $357 million in interest-bearing liabilities from the Community acquisition and the second quarter 2005 deposit promotion campaign that generated approximately $200 million of new deposits.

         PROVISION FOR LOAN LOSSES. For the three months ended June 30, 2005, the provision for loan losses was $765,000, compared to $735,000 for the same period in 2004. The Company focuses on its loan portfolio management and credit review process to address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         NON-INTEREST INCOME. Non-interest income decreased $1.7 million for the three-month period ended June 30, 2005 compared to the three-month period ended June 30, 2004. The three-month period ended June 30, 2004 was impacted by a $2.3 million gain on sale of branch real estate as compared to no such gain in the quarter ended June 30, 2005. Offsetting this decrease was an increase in the gain of sale of investment securities of $231,000 and an increase in other income of $417,000 comprised mainly of the fee income earned on our commercial loan derivative products.

         NON-INTEREST EXPENSES. Non-interest expenses increased $2.0 million, or 10.4% to $21.3 million for the three months ended June 30, 2005 as compared to $19.3 million for the same period in 2004. Of this increase, approximately $2.0 million is due to the incremental expenses resulting from the July 2004 Community acquisition which consist primarily of the following:

                                                            FOR THE      EXPENSES OF  INTERNALLY
                                                 THREE MONTHS ENDED   NEWLY ACQUIRED   GENERATED
                                                           JUNE 30,         BRANCHES    VARIANCE
                                         --------------------------------------------------------
NON-INTEREST EXPENSES:                            2005         2004
                                                  ----         ----
  Salaries and employee benefits               $10,859      $ 9,099           $  699      $1,061
  Occupancy expense                              2,648        2,702              415        (469)
  Equipment expense                              1,883        1,731              212         (60)
  Data processing expense                        1,061        1,018               25          18
  Amortization of intangible assets              1,117        1,160              396        (439)
  Other                                          3,754        3,630              294        (170)
                                               -------      -------           ------      ------
    Total non-interest expenses                $21,322      $19,340           $2,041      $  (59)
                                               =======      =======           ======      ======

         The majority of the $59,000 internally generated decrease is a result of a $1.1 million increase in salaries and employee benefits due to increased staffing and merit increases offset by a $469,000 decrease in occupancy expense and a $439,000 decrease in amortization of intangible assets both due to 2004 branch closures as part of the Company's branch rationalization program.

         INCOME TAXES. Income taxes increased $974,000 for the three months ended June 30, 2005 as compared to the same period in 2004. The increase resulted from higher pre-tax earnings.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

         Net income increased by $1.4 million, or 16.5% for the six months ended June 30, 2005 to $9.9 million from $8.5 million for the six months ended June 30, 2004. The increase in net income was primarily due to an increase in net interest income of $7.8 million offset by a decrease in non-interest income of $1.3 million and an increase in non-interest expense of $3.9 million and income taxes of $1.1 million.

         NET INTEREST INCOME. Net interest income (on a tax-equivalent basis) increased $7.7 million, or 18.7% to $48.8 million for the six months ended June 30, 2005 from $41.1 million for the same period in 2004. Net interest income (on a tax-equivalent basis) increased $10.4 million due to volume, the majority of which was due to an increase of $439.4 million in the average balance of interest-earning assets. The rate component offset this increase in net interest income by $2.7 million which was due to an increase of 58 basis points in the average cost of interest-bearing deposits and an increase of 54 basis points in the average cost of borrowings offset by an increase in the yield on interest-earning assets of 46 basis points.

         The interest rate spread and margin (on a tax-equivalent basis) for the six months ended June 30, 2005 was 3.14% and 3.52%, respectively, compared to 3.27% and 3.52%, respectively, for the same period in 2004. The yield on the average interest-earning assets increased 46 basis points from 4.88% for the six months ended June 30, 2004 to 5.34% for the same period in 2005, while the cost of funds on average interest-bearing liabilities increased 59 basis points from 1.61% for the six months ended June 30, 2004 to 2.20% for the same period in 2005.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                    AT OR FOR THE SIX MONTHS         AT OR FOR THE SIX MONTHS
                                                             ENDED                             ENDED
                                                         JUNE 30, 2005                     JUNE 30, 2004
                                                   -----------------------------    -----------------------------

                                                   AVERAGE             AVERAGE       AVERAGE            AVERAGE
                                                   BALANCE   INTEREST YIELD/COST     BALANCE  INTEREST YIELD/COST
                                                   -------   -------- ----------     -------  -------- ----------
Interest-earning assets:
       Loans receivable (1), (2):
          Commercial and industrial               $1,633,501  $51,413  6.29%       $1,210,809  $36,656   6.05%
          Home equity                                128,425    3,252  5.06            86,543    1,638   3.79
          Second mortgage                             48,524    1,516  6.25            49,263    1,548   6.28
          Residential real estate                     26,486    1,033  7.80            31,020    1,068   6.89
          Other                                       69,552    2,541  7.31            52,925    2,035   7.69
                                                  ----------  -------              ----------  -------
             Total loans receivable                1,906,488   59,755  6.27         1,430,560   42,945   6.00
       Investment securities (3)                     836,300   13,838  3.31           876,964   13,891   3.17
       Interest-bearing deposit with banks             6,528       73  2.24             7,645       15   0.39
       Federal funds sold                             22,966      330  2.87            17,697       83   0.94
                                                  ----------  -------              ----------  -------
         Total interest-earning assets             2,772,282   73,996  5.34         2,332,866   56,934   4.88
                                                  ----------  -------              ----------  -------

       Cash and due from banks                        83,717                           71,915
       Bank properties and equipment                  36,985                           33,872
       Goodwill and intangible assets                136,259                           75,764
       Other assets                                   53,271                           68,363
                                                  ----------                       ----------
       Non-interest-earning assets                   310,232                          249,914
                                                  ----------                       ----------
                                                     310,232                          255,944
                                                  ----------                       ----------
          Total Assets                            $3,082,514                       $2,582,780
                                                  ==========                       ==========

Interest-bearing liabilities:
       Interest-bearing deposit accounts:
         Interest-bearing demand deposits         $  831,324    6,347  1.53%       $  770,961    3,023   0.78%
         Savings deposits                            435,239    2,374  1.09           382,324    1,420   0.74
         Time deposits                               670,437    9,286  2.77           514,091    6,215   2.42
                                                  ----------  -------              ----------  -------
           Total interest-bearing deposit
             accounts                              1,937,000   18,007  1.86         1,667,376   10,658   1.28
                                                  ----------  -------              ----------  -------
       accounts
       Borrowed money:
         Federal funds purchased                       6,042       89  2.94             6,449       47   1.46
         Securities sold under agreements to
           repurchase                                 71,467      741  2.07            60,373      111   0.37
         FHLB advances                               205,350    4,020  3.92           161,057    3,430   4.26
         Junior subordinated debentures               77,322    2,374  6.14            72,167    1,621   4.49
                                                  ----------  -------              ----------  -------
             Total borrowings                        360,181    7,224  4.01           300,046    5,209   3.47
                                                  ----------  -------              ----------  -------
          Total interest-bearing liabilities       2,297,181   25,231  2.20         1,967,422   15,867   1.61
                                                  ----------  -------              ----------  -------

Non-interest-bearing demand deposits                 487,711                          399,128
Other liabilities                                     14,533                           27,496
                                                  ----------                       ----------
          Non-interest-bearing liabilities           502,244                          426,624
                                                  ----------                       ----------
       Total liabilities                           2,799,425                        2,394,046
Shareholders' equity                                 283,089                          188,734
                                                  ----------                       ----------
       Total liabilities and shareholders'
         equity                                   $3,082,514                       $2,582,780
                                                  ==========                       ==========

Net interest income                                           $48,765                          $41,067
                                                              =======                          =======
Interest rate spread (4)                                               3.14%                             3.27%
                                                                       ====                              ====
Net interest margin (5)                                                3.52%                             3.52%
                                                                       ====                              ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities                             120.68%                           118.57%
                                                                     ======                            ======

__________________________
(1)  Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 34% marginal federal tax rate for all periods.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                                     SIX MONTHS ENDED JUNE 30,
                                                           2005 VS. 2004
                                                   ------------------------------
                                                        INCREASE (DECREASE)
                                                                DUE TO
                                                   ------------------------------
                                                    VOLUME         RATE       NET
                                                    ------         ----       ---
Interest income
  Loans receivable:
     Commercial and industrial                      $13,252      $ 1,505   $14,757
     Home equity                                        951          663     1,614
     Second mortgage                                    (24)          (8)      (32)
     Residential real estate                           (167)         132       (35)
     Other                                              612         (106)      506
                                                    -------      -------   -------
        Total loans receivable                       14,624        2,186    16,810

  Investment securities                                (659)         606       (53)
  Interest-bearing deposits accounts                     (2)          60        58
  Federal funds sold                                     31          216       247
                                                    -------      -------   -------
    Total interest-earning assets                   $13,994      $ 3,068   $17,062
                                                    -------      -------   -------

Interest expense
  Interest-bearing deposit accounts:
     Interest-bearing demand deposit                $   254      $ 3,070   $ 3,324
     Savings deposits                                   217          737       954
     Time deposits                                    2,077          994     3,071
                                                    -------      -------   -------
       Total interest-bearing deposit accounts        2,548        4,801     7,349

  Borrowed money:
     Federal funds purchased                             (3)          45        42
     Securities sold under agreements to
        repurchase                                       24          606       630
     FHLB advances                                      884         (294)      590
     Junior Subordinated Debentures                     123          630       753
                                                    -------      -------   -------
         Total borrowed money                         1,028          987     2,015
    Total interest-bearing liabilities              $ 3,576      $ 5,788   $ 9,364
                                                    -------      -------   -------
Net change in net interest income                   $10,418      $(2,720)  $ 7,698
                                                    =======      =======   =======

         Interest income (on a tax-equivalent basis) increased by $17.1 million, to $74.0 million for the six months ended June 30, 2005 from $56.9 million for the same period in 2004. The increase in interest income was due to an 18.8% increase in the average balance of interest-earning assets which produced an increase in interest income of $14.0 million along with an increase in interest rates, which increased the yield on average interest-earning assets by 46 basis points, or $3.1 million. In July 2004, the Company acquired approximately $345 million in interest-earning assets from the Community Bank of New Jersey (Community) acquisition.

         Interest expense increased $9.4 million, or 59.1%, to $25.2 million for the six months ended June 30, 2005 compared to $15.9 million for the same period in 2004. The increase in interest expense was due to a 16.8% increase in the average balance of interest-bearing liabilities which produced an increase in interest expense of $3.6 million and an increase in interest rates, which increased the cost of average interest-bearing liabilities by 59 basis points, or $5.8 million. The increase in the average balance of interest-bearing liabilities was partly attributable to the July 2004 acquisition of approximately $357 million in interest-bearing liabilities from the Community acquisition and the second quarter 2005 deposit promotion campaign that generated approximately $200 million of new deposits.

         PROVISION FOR LOAN LOSSES. For the six months ended June 30, 2005, the provision for loan losses was $1.3 million, compared to $1.4 million for the same period in 2004.

         NON-INTEREST INCOME. Non-interest income decreased $1.3 million, or 12.3% to $9.3 million for the six-month period ended June 30, 2005 compared to $10.6 million for the six-month period ended June 30, 2004. The six-month period ended June 30, 2004 was impacted by a $2.3 million gain on sale of branch real estate. The remaining $1.0 million increase was primarily the result of an increase in gains on sale of SBA loans of $319,000 and an increase in other income of $693,000 comprised mainly of the fee income earned on our commercial loan derivative products.

         NON-INTEREST EXPENSES. Non-interest expenses increased $3.9 million, or 10.3% to $41.8 million for the six months ended June 30, 2005 as compared to $37.8 million for the same period in 2004. Of this increase, approximately $3.9 million is due to the incremental expenses resulting from the July 2004 Community acquisition which consist primarily of the following:

                                                            FOR THE      EXPENSES OF  INTERNALLY
                                                   SIX MONTHS ENDED   NEWLY ACQUIRED   GENERATED
                                                           JUNE 30,         BRANCHES    VARIANCE
                                         --------------------------------------------------------
NON-INTEREST EXPENSES:                            2005         2004
                                                  ----         ----
  Salaries and employee benefits               $21,103      $18,615           $1,490       $ 998
  Occupancy expense                              5,727        5,165              796        (234)
  Equipment expense                              3,861        3,276              403         182
  Data processing expense                        1,992        1,983               32         (23)
  Amortization of intangible assets              2,264        2,320              792        (848)
  Other                                          6,809        6,472              358         (21)
                                               -------      -------           ------       -----
    Total non-interest expenses                $41,756      $37,831           $3,871       $  54
                                               =======      =======           ======       =====

         The majority of the $54,000 internally generated increase is a result of a $998,000 increase in salaries and employee benefits due to increased staffing and merit increases offset by an $848,000 decrease in amortization of intangible assets due to 2004 branch closures as part of the Company's branch rationalization program.

           INCOME TAXES. Income taxes increased $1.5 million for the six months ended June 30, 2005 as compared to the same period in 2004. The increase resulted primarily from higher pre-tax earnings.

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

         At June 30, 2005, total interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing during the same time period by $186.6 million, representing a positive one-year gap ratio of 5.94%. All amounts are categorized by their actual maturity, anticipated call or repricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

         The following table shows the Company's estimated earnings sensitivity profile versus the most likely rate forecast from Global Insights as of June 30, 2005:

     Change in Interest Rates          Percentage Change in Net Interest Income
          (Basis Points)                                Year 1
          --------------                                ------
               +200                                     +2.1%
               +100                                     +1.1%
               -100                                     -0.7%
               -200                                     -1.6%


         DERIVATIVE FINANCIAL INSTRUMENTS. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of June 30, 2005, all derivative financial instruments have been entered into to hedge the interest rate risk associated with the Bank's commercial lending activity. In general, the derivative transactions fall into one of two types, a bank hedge of a specific fixed rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Bank hedges a specific fixed rate loan, the derivative is executed for periods and terms that matches the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third party.

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

         The notional amount of interest rate swap agreements at June 30, 2005 was $171.0 million compared to $44.4 million at December 31, 2004. The total unrealized loss on these agreements at June 30, 2005 and December 31, 2004 amounted to ($768,000) and ($283,000), respectively.




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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not engaged in any legal proceedings of a material nature at June 30, 2005. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of the shareholders of the Company was held on May 19, 2005 and the following matters were voted on:

          1)   Election of Directors

                                                                          VOTE
                                               FOR                      WITHHELD
                                               ---                      --------

                  Thomas A. Bracken         15,074,327                 1,405,826
                  Bernard A. Brown          14,939,432                 1,540,721
                  Ike Brown                 14,310,839                 2,169,314
                  Jeffrey S. Brown          14,313,839                 2,166,314
                  Sidney R. Brown           15,059,914                 1,420,239
                  Peter Galetto, Jr.        14,531,985                 1,948,168
                  Douglas J. Heun           16,378,417                   101,736
                  Charles P. Kaempffer      16,377,667                   102,486
                  Anne E. Koons             15,007,261                 1,472,892
                  Eli Kramer                16,335,094                   145,059
                  Alfonse M. Mattia         16,378,347                   101,806
                  Audrey S. Oswell          16,377,696                   102,457
                  George A. Pruitt          16,378,013                   102,140
                  Anthony Russo, III        16,371,047                   109,106
                  Edward H. Salmon          16,301,372                   178,781
                  Howard M. Schoor          15,067,620                 1,412,533

          2) Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 2005.

                                     FOR            AGAINST           ABSTAIN
                                     ---            -------           -------
                                  16,392,153         68,133            19,867

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS


          Exhibit 31 Certifications  Pursuant to ss.302 of the  Sarbanes-Oxley
                     Act of 2003.

          Exhibit 32 Certification   Pursuant to ss.906 of the  Sarbanes-Oxley
                     Act 2003.

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


                                            Sun Bancorp, Inc.
                                            -----------------
                                            (Registrant)



Date: August 8, 2005                       /s/ Thomas A. Bracken
                                           -------------------------------------
                                           Thomas A. Bracken
                                           President and Chief Executive Officer



Date: August 8, 2005                       /s/ Dan A. Chila
                                           -------------------------------------
                                           Dan A. Chila
                                           Executive Vice President and
                                           Chief Financial Officer