Form 10-Q
period 2005-09-30
SUN BANCORP INC /NJ/
filed 2005-11-07
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2005
                                       ------------------------

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

                  226 Landis Avenue, Vineland, New Jersey 08360
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                (856) 691 - 7700
                                ----------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X      No
                                                 ---        ---

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2). Yes  X       No
                                             ---         ---

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12-b2 of the Exchange Act).  Yes          No  X
                                                 ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock         18,153,920               November  7, 2005
-----------------------------         ----------               -----------------
       Class                   Number of shares outstanding          Date

                                SUN BANCORP, INC.

                                      INDEX
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Statements of Financial Condition
          at September 30, 2005 and December 31, 2004                          3

          Unaudited Condensed Consolidated Statements of Income
          for the Three and Nine Months Ended September 30, 2005 and 2004      4

          Unaudited Condensed Consolidated Statement of Shareholders' Equity
          for the Nine Months Ended September 30, 2005                         5

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 2005 and 2004                6

          Notes to Unaudited Condensed Consolidated Financial Statements       7

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              15

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                             25

       ITEM 4. CONTROLS AND PROCEDURES                                        26

PART II - OTHER INFORMATION

       ITEM 1. Legal Proceedings                                              27

       ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds    27

       ITEM 3. Defaults upon Senior Securities                                27

       ITEM 4. Submission of Matters to a Vote of Security Holders            27

       ITEM 5. Other Information                                              27

       ITEM 6. Exhibits                                                       27

       SIGNATURES                                                             28

       CERTIFICATIONS                                                         29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN BANCORP, INC.
UNAUDITED CONDENSED  CONSOLIDATED  STATEMENTS OF FINANCIAL CONDITION
 (Dollars in  thousands except par value amounts)

                                                                                          September 30,   December 31,
                                                                                              2005           2004
                                                                                          -----------    -----------
ASSETS

Cash and due from banks                                                                   $    73,578    $    69,022
Interest-bearing bank balances                                                                  3,735          1,878
Federal funds sold                                                                             24,450          4,002
                                                                                          -----------    -----------
  Cash and cash equivalents                                                                   101,763         74,902
Investment securities available for sale (amortized cost -
  $763,183; 9/05 and $823,896; 12/04)                                                         753,351        819,424
Investment securities held to maturity                                                         35,306         43,048
Loans receivable (net of allowance for loan losses -
  $22,310; 9/05 and $22,037; 12/04)                                                         1,939,465      1,847,721
Restricted equity investments                                                                  14,713         15,405
Bank properties and equipment, net                                                             37,092         36,830
Real estate owned                                                                               1,437          2,911
Accrued interest receivable                                                                    15,314         12,519
Goodwill                                                                                      104,891        104,969
Intangible assets, net                                                                         31,057         34,753
Deferred taxes, net                                                                             6,267          4,626
Bank owned life insurance                                                                      48,378         47,179
Other assets                                                                                   16,276          9,300
                                                                                          -----------    -----------

TOTAL                                                                                     $ 3,105,310    $ 3,053,587
                                                                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                                  $ 2,507,565    $ 2,430,363
Advances from the Federal Home Loan Bank (FHLB)                                               129,656        144,669
Securities sold under agreements to repurchase - FHLB                                               -         50,000
Securities sold under agreements to repurchase - customers                                     86,315         59,641
Junior subordinated debentures                                                                 77,322         77,322
Other liabilities                                                                              12,892         12,372
                                                                                          -----------    -----------
  Total liabilities                                                                         2,813,750      2,774,367
                                                                                          -----------    -----------

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued                             -              -
Common stock, $1 par value, 25,000,000 shares authorized,
  issued: 18,149,063; 9/05 and 17,205,245; 12/04                                               18,149         17,205
Additional paid in capital                                                                    263,614        244,108
Retained earnings                                                                              16,173         21,718
Accumulated other comprehensive loss                                                           (6,376)        (2,765)
Treasury stock at cost, 90,562 shares at 12/04                                                      -         (1,046)
                                                                                          -----------    -----------
  Total shareholders' equity                                                                  291,560        279,220
                                                                                          -----------    -----------

TOTAL                                                                                     $ 3,105,310    $ 3,053,587
                                                                                          ===========    ===========

-------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

 SUN BANCORP, INC.
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in thousands, except per share amounts)

                                                                      For the Three Months     For the Nine Months
                                                                       Ended September 30,     Ended September 30,
                                                                       -------------------     -------------------
                                                                        2005        2004        2005        2004
                                                                       -------    --------    --------    --------
 INTEREST INCOME:
   Interest and fees on loans                                          $31,981     $25,911     $91,736     $68,856
   Interest on taxable investment securities                             6,381       6,289      18,545      18,439
   Interest on non-taxable investment securities                           249         468       1,139       1,479
   Interest and dividends on restricted equity investments                 223         134         622         359
   Interest on federal funds sold                                          522         183         852         266
                                                                       -------     -------     -------     -------
     Total interest income                                              39,356      32,985     112,894      89,399
                                                                       -------     -------     -------     -------

 INTEREST EXPENSE:
   Interest on deposits                                                 11,391       6,264      29,398      16,922
   Interest on short-term borrowed funds                                 2,118       1,838       6,968       5,426
   Interest on junior subordinated debentures                            1,331         939       3,705       2,560
                                                                       -------     -------     -------     -------
     Total interest expense                                             14,840       9,041      40,071      24,908
                                                                       -------     -------     -------     -------

     Net interest income                                                24,516      23,944      72,823      64,491

 PROVISION FOR LOAN LOSSES                                                 500         300       1,790       1,660
                                                                       -------     -------     -------     -------
     Net interest income after provision for loan losses                24,016      23,644      71,033      62,831
                                                                       -------     -------     -------     -------

 NON-INTEREST INCOME:
   Service charges on deposit accounts                                   2,245       2,387       6,783       6,758
   Other service charges                                                    88          27         203         333
   Gain on sale of bank properties and equipment                             -         152         103       2,473
   Gain on sale of loans                                                   318          70         748         181
   Gain on sale of investment securities                                     -         277         809       1,180
   Gain on derivative instruments                                          491           -       1,056           -
   Other                                                                 1,470       1,336       4,190       3,928
                                                                       -------     -------     -------     -------
     Total non-interest income                                           4,612       4,249      13,892      14,853
                                                                       -------     -------     -------     -------

 NON-INTEREST EXPENSES:
   Salaries and employee benefits                                       10,701      10,598      31,804      29,213
   Occupancy expense                                                     2,758       2,876       8,485       8,041
   Equipment expense                                                     1,959       1,871       5,820       5,147
   Data processing expense                                               1,064         976       3,056       2,959
   Amortization of intangible assets                                     1,117       1,522       3,381       3,842
   Other                                                                 3,580       3,394      10,389       9,866
                                                                       -------     -------     -------     -------
     Total non-interest expenses                                        21,179      21,237      62,935      59,068
                                                                       -------     -------     -------     -------

 INCOME BEFORE INCOME TAXES                                              7,449       6,656      21,990      18,616
 INCOME TAXES                                                            2,455       2,164       7,053       5,674
                                                                       -------     -------     -------     -------

 NET INCOME                                                            $ 4,994     $ 4,492     $14,937     $12,942
                                                                       =======     =======     =======     =======

 Basic earnings per share                                              $  0.28     $  0.25     $  0.82     $  0.83
                                                                       =======     =======     =======     =======

 Diluted earnings per share                                            $  0.26     $  0.24     $  0.77     $  0.76
                                                                       =======     =======     =======     =======

 Weighted average shares - basic                                    18,141,052  17,657,777  18,130,280  15,675,212
                                                                    ==========  ==========  ==========  ==========

 Weighted average shares - diluted                                  19,341,580  18,943,079  19,375,820  16,925,704
                                                                    ==========  ==========  ==========  ==========

-------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY For The Nine Months Ended September 30, 2005
(In thousands)

                                                                                      Accumulated
                                                          Additional                         Other
                                                 Common      Paid-in    Retained     Comprehensive   Treasury
                                                  Stock      Capital    Earnings              Loss      Stock      Total
                                                  -----      -------    --------              ----      -----      -----

BALANCE, JANUARY 1, 2005                        $17,205     $244,108     $21,718         $(2,765)    $(1,046)   $279,220

Other comprehensive income:
  Net income                                          -            -      14,937                -           -     14,937
  Other comprehensive income - net change
    in unrealized loss on securities
    available for sale, net of tax of $1,749          -            -           -           (3,611)          -     (3,611)
                                                                                                                --------
      Comprehensive income                            -            -           -                -           -     11,326
                                                                                                                --------
Exercise of stock options                           147          343           -                -           -        490
Issuance of common stock                             26          506           -                -           -        532
Stock dividends                                     771       18,657     (20,474)               -       1,046          -
Cash paid for fractional interest
  resulting from stock dividends                      -            -          (8)               -           -         (8)
                                                -------     --------    --------         --------       -----   --------

BALANCE, SEPTEMBER 30, 2005                     $18,149     $263,614    $ 16,173         $ (6,376)      $   -   $291,560
                                                =======     ========    ========         ========       =====   ========

------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                             ----------------------
                                                                                2005         2004
                                                                             ---------    ---------
OPERATING ACTIVITIES:
  Net income                                                                 $  14,937    $  12,942
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                    1,790        1,660
    Depreciation                                                                 3,484        2,741
    Net (accretion) amortization of investments securities                         (36)       1,609
    Amortization of intangible assets                                            3,381        3,842
    Write down of book value of fixed assets                                        64          177
    Gain on sale of investment securities available for sale                      (809)      (1,180)
    Gain on sale of bank properties and equipment                                 (103)      (2,473)
    Originations of loans held for sale                                         (8,208)      (2,051)
    Proceeds from the sale of loans                                              8,685        2,245
    Gain on sale of loans                                                         (748)        (181)
    Increase in cash value of bank owned life insurance (BOLI)                  (1,199)      (1,219)
    Deferred income taxes                                                          108        1,015
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                               (2,795)        (578)
      Other assets                                                              (6,976)        (589)
      Other liabilities                                                            913        3,097
                                                                             ---------    ---------
        Net cash provided by operating activities                               12,488       21,057
                                                                             ---------    ---------
INVESTING ACTIVITIES:
  Purchases of investment securities                                          (170,270)    (398,131)
  Redemption of restricted equity securities                                       692          411
  Proceeds from maturities, prepayments or calls of investment securities      212,865      442,740
  Proceeds from sale of investment securities available for sale                26,705      131,776
  Net increase in loans                                                        (93,263)    (145,229)
  Purchase of bank properties and equipment                                     (3,807)      (3,613)
  Proceeds from the sale of bank properties and equipment                          100        7,260
  Net proceeds from sale of real estate owned                                    1,474        2,936
                                                                             ---------    ---------

        Net cash (used in) provided by investing activities                    (25,504)      38,150
                                                                             ---------    ---------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                           77,202      (23,765)
  Increase in cash resulting from bank acquisitions / branch sales                   -       11,963
  Purchase price adjustment of branch assets purchased                               -           19
  Net repayments under line of credits, advances and repurchase agreements     (38,339)     (12,599)
  Proceeds from exercise of stock options                                          490          238
  Payments of fractional interests resulting from stock dividend                    (8)         (10)
  Proceeds from issuance of common stock                                           532          331
                                                                             ---------    ---------
        Net cash provided by (used in) financing activities                     39,877      (23,823)
                                                                             ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       26,861       35,384
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  74,902       82,117
                                                                             ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 101,763    $ 117,501
                                                                             =========    =========
-----------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                              $  39,733    $  25,140
  Income taxes paid                                                          $   6,147    $   3,258
-----------------------------------------------------------------------

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

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2004. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or any other period.

         Reclassifications - Certain items previously reported in the 2004 financial statements have been reclassified to conform to the current presentation.

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

                                                                   For the Three           For the Nine
                                                                   Months Ended            Months Ended
                                                                   September 30,           September 30,
                                                              ---------------------     ---------------------
                                                                  2005        2004         2005        2004
                                                                  ----        ----         ----        ----
          Reported net income available to shareholders         $4,994      $4,492      $14,937     $12,942
          Add: Total stock-based employee compensation
               expense included in reported net income                                       51
               (net of tax)                                         41           6                       26
          Deduct: Total stock-based employee
               compensation expense determined under
               fair value method (net of tax)                     (102)       (141)        (311)       (554)
                                                                ------      ------      -------     -------
          Pro forma net income available to shareholders        $4,933      $4,357      $14,677     $12,414
                                                                ======      ======      =======     =======

          Earnings per share:
          Basic - as reported                                   $ 0.28      $ 0.25      $  0.82     $  0.83
          Basic - pro forma                                     $ 0.27      $ 0.25      $  0.81     $  0.79

          Diluted - as reported                                 $ 0.26      $ 0.24      $  0.77     $  0.76
          Diluted - pro forma                                   $ 0.26      $ 0.23      $  0.76     $  0.73


         Recent Accounting Pronouncements -

         SFAS No.  123R - In  December  2004,  the  FASB  issued  SFAS No.  123R
         (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R will become effective for the Company's consolidated financial statements issued for the fiscal year beginning January 1, 2006.

         In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. The Company is assessing the impact SFAS No. 123R and SAB No. 107 will have on its consolidated financial statements.

         EITF 03-1 - In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on and the FASB ratified EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to
         Certain Investments (EITF 03-1). EITF 03-1 provides guidance on recognizing other-than-temporary impairments of investment securities. The Company has adopted the disclosure requirements of EITF 03-1 for investments accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which delayed the effective date of the application guidance on impairment of securities included within EITF 03-1. The FASB, at its September 14, 2005 meeting, decided to retain the paragraph in the proposed FSP pertaining to the accounting for debt securities subsequent to an other-than-temporary impairment and add a footnote to clarify that the  proposed  FSP does not  address  when a debt  security  should  be designated as non-accrual or how to subsequently report income on a non-accrual debt security. In addition, the FASB decided that (1) transition would be applied prospectively and (2) the effective date would be reporting periods beginning after December 15, 2005. However, the provisions of EITF 03-1 regarding the measurement, disclosure and post-impairment accounting guidance of debt securities, as well as the identification of impaired cost method investments remain intact.
         Additionally, the existing guidance under SFAS No. 115 remains in effect.

         The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2005:

                                  Less than 12 Months        12 Months or Longer              Total
                                  -------------------       --------------------    ---------------------
                                     Fair  Unrealized           Fair  Unrealized         Fair  Unrealized
                                    Value      Losses          Value      Losses        Value      Losses
                                    -----      ------          -----      ------        -----      ------
U.S. Treasury obligations        $ 49,645    $   (67)       $  9,880    $  (151)     $ 59,525   $   (218)
U.S. Government agencies          216,025     (1,373)        121,312     (2,647)      337,337     (4,020)
Other mortgage backed
  securities                       88,382       (825)        268,002     (5,324)      356,384     (6,149)
State and municipal obligations    17,247       (172)          1,935        (65)       19,182       (237)
                                 --------    -------        --------    -------      --------   --------
Total                            $371,299    $(2,437)       $401,129    $(8,187)     $772,428   $(10,624)
                                 ========    ========       ========    ========     ========   =========

         At September 30, 2005, 100% of the unrealized losses in the security portfolio were comprised of securities issued by U.S. Government agencies, U.S. Government sponsored agencies and other securities rated investment grade by at least one bond credit rating service. The
         Company believes that the price movements in these securities are dependent upon the movement in market interest rates particularly given the negligible inherent credit risk for these securities. At September 30, 2005, the unrealized loss in the category 12 months or longer of $8.2 million consisted of 53 securities having an aggregate depreciation of 2.0%. The securities represented U.S. Treasury, Federal Agency issues and seven securities currently rated Aaa by at least two rating services. At September 30, 2005, securities in a gross unrealized loss position for less than twelve months consisted of 103 securities having an aggregate depreciation of 0.7% from the Company's amortized cost basis. Management believes that at September 30, 2005, there are no impaired investment securities which are other-than-temporary.

(2)      Acquisitions

         On August 25, 2005, the Company and the Bank entered into an Agreement and Plan of Merger with Advantage Bank (Advantage) whereby the Bank will acquire Advantage. In the merger, each share of Advantage common stock outstanding on the effective date of the merger (other than shares held by dissenting shareholders) will be converted into the right to elect to receive, subject to adjustment or proration under certain circumstances, either $19.00 in cash or 0.87 shares of Company common stock. At June 30, 2005, Advantage's assets totaled $166 million, and Advantage had five branch locations in New Jersey, including three in Somerset County and two in Hunterdon County. The
         proposed  merger   is  subject  to  certain  customary  conditions  for
         transactions of this type including, among others, Advantage shareholder approval and regulatory approval. The Advantage shareholder meeting to vote on the proposed merger is scheduled for November 30, 2005. The proposed merger requires the approval of the Office of the Comptroller of the Currency (the OCC) under the Bank Merger Act. In addition, the Company has received a waiver from the
         Federal Reserve Board of the application requirements that would otherwise apply to the merger under the Bank Holding Company Act. The merger is expected to be consummated in the first quarter of 2006.

 (3)     Loans

         The components of loans as of September 30, 2005 and December 31, 2004 were as follows:

                                                                  September 30, 2005       December 31, 2004
                                                                  ------------------       -----------------
         Commercial and industrial                                        $1,674,263              $1,603,868
         Home equity                                                         137,693                 122,735
         Second mortgages                                                     45,238                  50,541
         Residential real estate                                              28,785                  26,117
         Other                                                                75,796                  66,497
                                                                          ----------              ----------
           Total gross loans                                               1,961,775               1,869,758

         Allowance for loan losses                                           (22,310)                (22,037)
                                                                          ----------              ----------
           Net Loans                                                      $1,939,465              $1,847,721
                                                                          ==========              ==========

         Non-accrual loans                                                   $11,848                 $13,457
                                                                             =======                 =======

(4)      Allowance for Loan Losses

         Changes in the allowance for loan losses were as follows:

                                                                   For the nine month
                                                                         period ended     For the year ended
                                                                   September 30, 2005      December 31, 2004
                                                                   ------------------      -----------------
         Balance, beginning of period                                         $22,037                $17,614
         Charge-offs                                                           (1,969)                (1,382)
         Recoveries                                                               452                    793
                                                                              -------                -------
           Net charge-offs                                                     (1,517)                  (589)
         Provision for loan losses                                              1,790                  2,075
         Purchased allowance from bank acquisition                                  -                  2,937
                                                                              -------                -------
         Balance, end of period                                               $22,310                $22,037
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                                   September 30, 2005     December 31, 2004
                                                                   ------------------     -----------------
        Impaired loans with related allowance for loan
          losses calculated under SFAS No. 114                                $10,286               $23,346
        Impaired loans with no related allowance for loan
          losses calculated under SFAS No. 114                                 18,377                 9,775
                                                                              -------               -------
        Total impaired loans                                                  $28,663               $33,121
                                                                              =======               =======
        Valuation allowance related to impaired loans                         $ 2,891               $ 3,332
                                                                              =======               =======

                                                                          For the nine               For the
                                                                          months ended            year ended
                                                                    September 30, 2005     December 31, 2004
                                                                    ------------------     -----------------
        Average impaired loans                                                 $32,230               $35,991
                                                                               =======               =======
        Interest income recognized on impaired loans                           $   815               $ 2,315
                                                                               =======               =======
        Cash basis interest income recognized on impaired loans                $   109               $ 2,111
                                                                               =======               =======

         The $13.1 million decrease in impaired loans with related allowance and the related increase of $8.6 million in the impaired loans with no related allowance is mainly attributable to the reclassification of one $7.8 million loan. The organization for which this loan was made is currently under both an operating arrangement and agreement of sale with a third party. The loan is well collateralized, payments are current, and at sale, the loan is expected to be paid off. The loan will remain impaired under the guidelines of SFAS No. 114, however, no specific allowance is deemed necessary at this time.


(5)      Real Estate Owned

         Real estate owned at September 30, 2005 and December 31, 2004 was as follows:

                                                                  September 30, 2005      December 31, 2004
                                                                  ------------------      -----------------
        Commercial properties                                                 $1,066                 $2,424
        Residential properties                                                    62                    178
        Bank properties                                                          309                    309
                                                                              ------                 ------
        Total                                                                 $1,437                 $2,911
                                                                              ======                 ======

         The decrease in real estate owned was due primarily to the sale of one commercial property in the first quarter of 2005 which resulted in a pre-tax gain of $200,000. The remaining $1.1 million in commercial properties consists of one property which is currently listed for sale. It is anticipated that the sale proceeds of this property will exceed its carrying value.

(6)      Deposits

         Deposits consist of the following major classifications:

                                                                   September 30, 2005      December 31, 2004
                                                                   ------------------      -----------------
         Demand deposits - interest bearing                                $  903,806             $  793,290
         Demand deposits - non-interest bearing                               510,761                543,601
         Savings deposits                                                     413,626                452,726
         Time certificates under $100,000                                     448,693                410,632
         Time certificates $100,000 or more                                   230,679                230,114
                                                                           ----------             ----------
           Total                                                           $2,507,565             $2,430,363
                                                                           ==========             ==========

(7)      Junior Subordinated Debentures Held by Trusts that Issued Capital Debt

         The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Trust as of September 30, 2005:

                              Capital Securities                         Junior Subordinated Debentures
                ---------------------------------------------  ----------------------------------------------------
                                       Stated   Distribution   Principal                               Redeemable
 Issuer Trust         Issuance Date     Value           Rate      Amount             Maturity           Beginning
 ------------         -------------     -----           ----      ------             --------           ---------
                                                  6-mo LIBOR
 Sun Trust III       April 22, 2002   $20,000     plus 3.70%     $20,619       April 22, 2032      April 22, 2007
                                                  3-mo LIBOR
 Sun Trust IV          July 7, 2002    10,000     plus 3.65%      10,310      October 7, 2032        July 7, 2007
                                                  3-mo LIBOR
 Sun Trust V      December 18, 2003    15,000     plus 2.80%      15,464    December 30, 2033   December 30, 2008
                                                  3-mo LIBOR
 Sun Trust VI     December 19, 2003    25,000     plus 2.80%      25,774     January 23, 2034    January 23, 2009
                                                  3-mo LIBOR
 CBNJ Trust I     December 19, 2002     5,000     plus 3.35%       5,155      January 7, 2033     January 7, 2008
                                      -------                    -------
                                      $75,000                    $77,322
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


(8)      Comprehensive Income

         The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial condition. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Total comprehensive income for the three months ended September 30, 2005 and 2004 amounted to $3,717,000 and $10,735,000, respectively. Total comprehensive income for the nine months ended September 30, 2005 and 2004 amounted to $11,326,000 and $10,071,000, respectively.

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


         Earnings per share for the periods presented are as follows:

                                                                    For the Three             For the Nine
                                                                    Months Ended              Months Ended
                                                                    September 30,             September 30,
                                                             -----------------------  -------------------------
                                                                   2005        2004         2005         2004
                                                                   ----        ----         ----         ----
         Net income                                              $4,994      $4,492      $14,937      $12,942
         Dilutive stock options outstanding                   3,118,292   3,254,301    3,125,507    3,075,980
         Average exercise price per share                         $9.93       $8.81        $9.61        $8.80
         Average market price                                    $21.35      $19.13       $21.59       $20.71

         Average common shares outstanding                   18,141,052  17,657,777   18,130,280   15,675,212
         Increase in shares due to exercise of
           options - diluted basis                            1,200,528   1,285,302    1,245,540    1,250,492
                                                             ----------  ----------   ----------   ----------

         Adjusted shares outstanding - diluted               19,341,580  18,943,079   19,375,820   16,925,704
                                                             ==========  ==========   ==========   ==========

         Net earnings per share - basic                           $0.28       $0.25        $0.82        $0.83
         Net earnings per share - diluted                         $0.26       $0.24        $0.77        $0.76

         Options that could potentially dilute basic
         EPS in the future that were not included in
         the computation of diluted EPS because to do
         so would have been antidilutive for the period
         presented                                                7,774      36,868        7,774       16,926
                                                            ===========  ==========        =====  ===========

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

         Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, a decline in the national economy or the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, the Company's determination as to the amount of its allowance for loan losses is subject to review by its primary regulator, the OCC, as part of its examination process. This may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of the OCC examination.

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

Financial Condition

         Total assets increased $51.7 million or 1.7% from $3.05 billion at December 31, 2004 to $3.11 billion at September 30, 2005. Cash and cash equivalents increased $26.9 million, net loans receivable increased $91.7 million and investment securities available for sale decreased $66.0 million.

         Investment securities available for sale decreased $66.0 million or 8.8%, from $819.4 million at December 31, 2004 to $753.4 million at September 30, 2005. The decrease was primarily the result of the planned reduction of investment securities with the proceeds used to supplement loan funding. This reduction of investment securities is expected to continue during 2005 to further supplement the Bank's loan portfolio growth.

         Net loans receivable at September 30, 2005 were $1.94 billion, an increase of $91.7 million from $1.85 billion at December 31, 2004. This increase (net of prepayments approximating $80 million) was the result of continuing internal loan growth primarily in commercial and industrial loans. The ratio of allowance for loan losses to total loans was 1.14% at September 30, 2005 compared to 1.18% at December 31, 2004.

         Non-performing loans were $12.4 million at September 30, 2005 compared to $14.3 million at December 31, 2004. The ratio of allowance for loan losses to total non-performing loans was 179.6% at September 30, 2005 compared to 153.6% at December 31, 2004. Non-performing assets were $13.9 million at September 30, 2005 compared to $17.3 million at December 31, 2004. The ratio of non-performing assets to total loans and real estate owned was 0.71% at September 30, 2005 compared to 0.92% at December 31, 2004.

         Other assets increased $7.0 million from $9.3 million at December 31, 2004, to $16.3 million at September 30, 2005. On September 30, 2005, the Company recorded a prepaid asset in the amount of $6.8 million related to the purchase of additional Bank Owned Life Insurance which did not become effective until October 1, 2005.

         Total deposits were $2.51 billion at September 30, 2005, reflecting a $77.2 million increase from December 31, 2004. The increase in deposits reflects the successful completion of a four week deposit campaign in May 2005. Core deposits represented 72.9% and 73.6% of total deposits at September 30, 2005 and December 31, 2004, respectively. As a result of the increased liquidity from this deposit campaign, the Bank repaid $70.0 million of FHLB repurchase agreements.

         Total shareholders' equity increased $12.4 million, from $279.2 million at December 31, 2004, to $291.6 million at September 30, 2005. The increase was primarily the result of net income amounting to $14.9 million, offset by a $3.6 million increase in accumulated other comprehensive loss resulting from an increased unrealized net loss on available for sale securities due to market interest rates.

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

         The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $101.8 million at September 30, 2005, the Company had additional secured borrowing capacity with the FHLB of approximately $53.5 million and other sources of approximately $52 million.

         A major source of the Company's  funding is deposits,  which management believes will be sufficient to meet the Company's long-term daily operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. During the second quarter of 2005, the Company demonstrated its ability to attract new deposits with a successful deposit promotion. Over a four week period, the Bank generated approximately $200 million of new deposits. The Company also obtains funds from the repayment and maturities of loans as well as sales and maturities of investment securities. Additional funds can be obtained from a variety of sources including federal funds purchased, securities sold under agreements to repurchase, FHLB advances, loan sales or participations and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will be secondary sources of funding, and
management   expects   there  to  be  adequate   collateral   for  such  funding
requirements.

         The Company's primary uses of funds are the origination of loans, the funding of the Company's maturing certificates of deposit, deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the 12 months ending September 30, 2006 total $425.3 million. The Company has implemented a core deposit relationship strategy that has placed less reliance on certificates of deposits as a funding source. In the current and expected continuing rising interest rate environment, the Company has extended its relationship strategy to retail certificates of deposit in selected terms to provide fixed rate funding. However, based on market conditions and other liquidity considerations, it may avail itself of the secondary borrowings discussed above.

         During the nine months ended September 30, 2005, net loans grew approximately $91.7 million or 5.0%. The Company anticipates that cash and cash equivalents on hand, the cash flow from assets, particularly investment securities, as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $101.8 million at September 30, 2005, the Company's estimated cash flow from securities with maturities of less than one year and principal payments from mortgage-backed securities over the next twelve months totaled $353.6 million. In addition, the FHLB provides a reliable source of funds with a wide variety of terms and structures. Management will continue to monitor the Company's liquidity and maintain it at a level deemed adequate but not excessive.

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

         As part of its capital plan, the Company, through its deconsolidated trust subsidiaries, issued trust preferred securities that qualify as Tier 1 or core capital of the Company, subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2005, the full amount of the Company's $75.0 million in trust preferred securities qualify as Tier 1.

Disclosures about Commercial Commitments

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at September 30, 2005 was $68.0 million, and the portion of the exposure not covered by collateral was approximately $18.1 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

         Net income increased by $500,000, or 11.2% for the three months ended September 30, 2005 to $5.0 million from $4.5 million for the three months ended September 30, 2004. The increase in net income was primarily due to an increase in net interest income of $572,000 and an increase in non-interest income of $363,000 offset by an increase in the provision for loan losses of $200,000 and an increase in income taxes of $291,000.

         Net Interest Income. Net interest income (on a tax-equivalent basis) increased $459,000, or 1.9% to $24.6 million for the three months ended September 30, 2005 from $24.2 million for the same period in 2004. Net interest income (on a tax-equivalent basis) increased $2.7 million due to volume, the majority of which was due to an increase of $173.8 million in the average balance of interest-earning assets offset by a $141.8 million increase in interest-bearing liabilities. The rate component offset the $2.7 million volume related increase by $2.3 million. This was due to an increase of 57 basis points in the average yield on interest-earning assets or $3.0 million offset by an increase of 89 basis points in the average cost of interest-bearing liabilities or $5.3 million.

         The interest rate spread and margin (on a tax-equivalent basis) for the three months ended September 30, 2005 was 2.99% and 3.45%, respectively, compared to 3.31% and 3.61%, respectively, for the same period in 2004. The yield on average interest-earning assets increased 57 basis points from 4.96% for the three months ended September 30, 2004 to 5.53% for the same period in 2005, while the cost of funds on average interest-bearing liabilities increased 89 basis points from 1.65% for the three months ended September 30, 2004 to 2.54% for the same period in 2005.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                At or for the three months ended  At or for the three months ended
                                                       September 30, 2005               September 30, 2004
                                                 -------------------------------  -------------------------------

                                                   Average             Average       Average            Average
                                                   Balance   Interest Yield/Cost     Balance  Interest Yield/Cost
                                                   -------   -------- ----------     -------  -------- ----------
Interest-earning assets:
       Loans receivable (1), (2):
          Commercial and industrial               $1,672,481  $27,230  6.51 %      $1,457,918  $22,261   6.11 %
          Home equity                                134,382    2,049  6.10           115,961    1,114   3.84
          Second mortgage                             46,350      731  6.31            51,302      846   6.60
          Residential real estate                     27,634      565  8.18            31,893      604   7.58
          Other                                       74,220    1,406  7.58            60,039    1,086   7.24
                                                  ----------  -------              ----------  -------
             Total loans receivable                1,955,067   31,981  6.54         1,717,113   25,911   6.04
       Investment securities (3)                     831,006    6,921  3.33           886,733    7,087   3.20
       Interest-bearing deposit with banks             7,414       59  3.18            19,665       44   0.89
       Federal funds sold                             60,856      522  3.43            57,075      193   1.28
                                                  ----------  -------              ----------  -------
          Total interest-earning assets            2,854,343   39,483  5.53         2,680,586   33,225   4.96
                                                  ----------  -------              ----------  -------

       Cash and due from banks                        79,296                           83,126
       Bank properties and equipment                  37,220                           38,875
       Goodwill and intangible assets                136,664                          116,409
       Other assets                                   51,528                           55,946
                                                  ----------                       ----------
       Non-interest-earning assets                   304,708                          294,356
                                                  ----------                       ----------
          Total assets                            $3,159,051                       $2,974,942
                                                  ==========                       ==========

Interest-bearing liabilities:
       Interest-bearing deposit accounts:
         Interest-bearing demand deposits           $906,514    4,571  2.02 %        $798,397    1,830   0.92 %
         Savings deposits                            421,059    1,293  1.23           485,133    1,011   0.83
         Time deposits                               712,596    5,527  3.10           597,233    3,423   2.29
                                                  ----------  -------              ----------  -------
          Total interest-bearing deposit accounts  2,040,169   11,391  2.23         1,880,763    6,264   1.33
                                                  ----------  -------              ----------  -------
       Borrowed money:
         Federal funds purchased                          47        1  4.30                 -        -      -
         Securities sold under agreements to
           repurchase                                 86,007      613  2.85            68,534      138   0.81
         FHLB advances                               131,364    1,504  4.58           166,985    1,700   4.07
         Junior subordinated debentures               77,322    1,331  6.89            76,874      939   4.89
                                                  ----------  -------              ----------  -------
            Total borrowings                         294,740    3,449  4.68           312,393    2,777   3.56
                                                  ----------  -------              ----------  -------
          Total interest-bearing liabilities       2,334,909   14,840  2.54         2,193,156    9,041   1.65
                                                  ----------  -------              ----------  -------

Non-interest-bearing demand deposits                 516,778                          512,643
Other liabilities                                     14,995                           21,403
                                                  ----------                       ----------
          Non-interest-bearing liabilities           531,773                          534,046
                                                  ----------                       ----------
       Total liabilities                           2,866,682                        2,727,202

Shareholders' equity                                 292,369                          247,740
                                                  ----------                       ----------
       Total liabilities and shareholders'
         equity                                   $3,159,051                       $2,974,942
                                                  ==========                       ==========

Net interest income                                           $24,643                          $24,184
                                                              =======                          =======
Interest rate spread (4)                                               2.99 %                            3.31 %
                                                                       ====                              ====
Net interest margin (5)                                                3.45 %                            3.61 %
                                                                       ====                              ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities                             122.25 %                          122.23 %
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

                                                    Three Months Ended September 30,
                                                               2005 vs. 2004
                                                      -----------------------------
                                                            Increase (Decrease)
                                                                  Due to
                                                      -----------------------------
                                                       Volume      Rate        Net
                                                      -------    -------    -------
Interest income
  Loans receivable:
     Commercial and industrial                        $ 3,433    $ 1,537    $ 4,970
     Home equity                                          199        736        935
     Second mortgage                                      (79)       (36)      (115)
     Residential real estate                              (84)        45        (39)
     Other                                                267         53        320
                                                      -------    -------    -------
        Total loans receivable                          3,736      2,335      6,071

  Investment securities                                  (453)       286       (167)
  Interest-bearing deposits accounts                      (41)        56         15
  Federal funds sold                                       13        326        339
                                                      -------    -------    -------
        Total interest-earning assets                 $ 3,255    $ 3,003    $ 6,258
                                                      -------    -------    -------

Interest expense
  Interest-bearing deposit accounts:
    Interest-bearing demand deposit                   $   280    $ 2,461    $ 2,741
    Savings deposits                                     (148)       430        282
    Time deposits                                         742      1,362      2,104
                                                      -------    -------    -------
        Total interest-bearing deposit accounts           874      4,253      5,127
  Borrowed money:
    Federal funds purchased                                 1          -          1
    Securities sold under agreements to repurchase         44        431        475
    FHLB advances                                        (392)       196       (196)
    Junior Subordinated Debentures                          6        386        392
                                                      -------    -------    -------
        Total borrowed money                             (341)     1,013        672
      Total interest-bearing liabilities              $   533    $ 5,266    $ 5,799
                                                      -------    -------    -------
Net change in net interest income                     $ 2,722    $(2,263)   $   459
                                                      =======    =======    =======

         Interest income (on a tax-equivalent basis) increased by $6.3 million, to $39.5 million for the three months ended September 30, 2005 from $33.2 million for the same period in 2004. The increase in interest income was due to a 6.5% increase in the average balance of interest-earning assets, which produced an increase in interest income of $3.3 million, along with an increase in interest rates, which increased the yield on average interest-earning assets by 57 basis points, or $3.0 million.

         Interest expense increased $5.8 million, or 64.4%, to $14.8 million for the three months ended September 30, 2005 compared to $9.0 million for the same period in 2004. The increase in interest expense was due to an increase in interest rates, which increased the cost of average interest-bearing liabilities by 89 basis points, or $5.3 million, and a 6.5% increase in the average balance of interest-bearing liabilities which produced an increase in interest expense of $533,000.

         Provision for Loan Losses. For the three months ended September 30, 2005, the provision for loan losses was $500,000, compared to $300,000 for the same period in 2004. The Company focuses on its loan portfolio management and credit review process to address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Non-Interest Income. Non-interest income increased $363,000 or 8.5% for the three-month period ended September 30, 2005 compared to the three-month period ended September 30, 2004. This increase was primarily the result of an increase of $491,000 in income earned on our commercial loan derivative products and a $248,000 increase on our gain on SBA loan sales. Offsetting these increases were decreases in gains of sale of investment securities and fixed assets of $277,000 and $152,000, respectively.

         Non-Interest Expenses. Non-interest expenses remained level at $21.2 million for the three months ended September 30, 2005 and 2004. As a result of the 2004 branch closures as part of the Company's branch rationalization program, amortization of intangible assets and occupancy expenses decreased $405,000 and $118,000, respectively. These decreases were offset by minor increases in salaries, equipment, data processing and other expenses.

         Income Taxes. Income taxes increased $291,000 for the three months ended September 30, 2005 as compared to the same period in 2004. The increase resulted from higher pre-tax earnings.


Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004

         Net income increased by $2.0 million, or 15.5% for the nine months ended September 30, 2005 to $14.9 million from $12.9 million for the nine months ended September 30, 2004. The increase in net income was primarily due to an increase in net interest income of $8.3 million offset by a decrease in non-interest income of $961,000 and increases in non-interest expense of $3.9 million and income taxes of $1.4 million.

         Net Interest Income. Net interest income (on a tax-equivalent basis) increased $8.2 million, or 12.6% to $73.4 million for the nine months ended September 30, 2005 from $65.2 million for the same period in 2004. Net interest income (on a tax-equivalent basis) increased $13.4 million due to volume, the majority of which was due to an increase of $360.0 million in the average balance of interest-earning assets. The rate component offset this increase in net interest income by $5.2 million which was due to an increase of 68 basis points in the average cost of interest-bearing deposits and an increase of 69 basis points in the average cost of borrowings offset by an increase in the yield on interest-earning assets of 47 basis points.

         The interest rate spread and margin (on a tax-equivalent basis) for the nine months ended September 30, 2005 was 3.08% and 3.48%, respectively, compared to 3.28% and 3.55%, respectively, for the same period in 2004. The yield on average interest-earning assets increased 47 basis points from 4.91% for the nine months ended September 30, 2004 to 5.38% for the same period in 2005, while the cost of funds on average interest-bearing liabilities increased 67 basis points from 1.63% for the nine months ended September 30, 2004 to 2.30% for the same period in 2005.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                  At or for the nine months ended  At or for the nine months ended
                                                       September 30, 2005               September 30, 2004
                                                  ------------------------------  -------------------------------

                                                     Average           Average        Average            Average
                                                     Balance Interest Yield/Cost      Balance Interest Yield/Cost
                                                     ------- -------- ----------      ------- -------- ----------
Interest-earning assets:
       Loans receivable (1), (2):
          Commercial and industrial               $1,652,621  $78,644     6.34 %   $1,294,084  $58,918     6.07 %
          Home equity                                130,903    5,300     5.40         96,456    2,752     3.81
          Second mortgage                             47,969    2,248     6.25         49,950    2,393     6.39
          Residential real estate                     26,970    1,598     7.90         31,314    1,673     7.12
          Other                                       71,380    3,946     7.37         55,323    3,120     7.52
                                                  ----------  -------              ----------  -------
             Total loans receivable                1,929,843   91,736     6.34      1,527,127   68,856     6.01
       Investment securities (3)                     837,579   20,758     3.30        880,257   20,977     3.18
       Interest-bearing deposit with banks             6,850      132     2.57         11,696       59     0.67
       Federal funds sold                             35,819      852     3.17         30,967      266     1.15
                                                  ----------  -------              ----------  -------
          Total interest-earning assets            2,810,091  113,478     5.38      2,450,047   90,158     4.91
                                                  ----------  -------              ----------  -------

       Cash and due from banks                        82,534                           75,693
       Bank properties and equipment                  37,200                           35,558
       Goodwill and intangible assets                136,894                           89,461
       Other assets                                   52,879                           64,178
                                                  ----------                       ----------
       Non-interest-earning assets                   309,507                          264,890
                                                  ----------                       ----------
          Total assets                            $3,119,598                       $2,714,937
                                                  ==========                       ==========

Interest-bearing liabilities:
       Interest-bearing deposit accounts:
         Interest-bearing demand deposits           $859,708   10,918     1.69 %     $780,207    4,852     0.83 %
         Savings deposits                            432,055    3,668     1.13        416,971    2,432     0.78
         Time deposits                               687,100   14,812     2.87        542,109    9,638     2.37
                                                  ----------  -------              ----------  -------
           Total interest-bearing deposit accounts 1,978,863   29,398     1.98      1,739,287   16,922     1.30
                                                  ----------  -------              ----------  -------
       Borrowed money:
         Federal funds purchased                       4,044       89     2.93          4,276       47     1.47
         Securities sold under agreements to
           repurchase                                 76,629    1,354     2.36         63,123      249     0.53
         FHLB advances                               181,169    5,525     4.07        163,055    5,130     4.19
         Junior subordinated debentures               77,605    3,705     6.37         73,753    2,560     4.63
                                                  ----------  -------              ----------  -------
            Total borrowings                         339,447   10,673     4.19        304,207    7,986     3.50
                                                  ----------  -------              ----------  -------
          Total interest-bearing liabilities       2,318,310   40,071     2.30      2,043,494   24,908     1.63
                                                  ----------  -------              ----------  -------

Non-interest-bearing demand deposits                 499,293                          437,382
Other liabilities                                     14,741                           25,443
                                                  ----------                       ----------
          Non-interest-bearing liabilities           514,034                          462,825
                                                  ----------                       ----------
       Total liabilities                           2,832,344                        2,506,319

Shareholders' equity                                 287,254                          208,618
                                                  ----------                       ----------
       Total liabilities and shareholders'
         equity                                   $3,119,598                       $2,714,937
                                                  ==========                       ==========

Net interest income                                           $73,407                          $65,250
                                                              =======                          =======
Interest rate spread (4)                                                  3.08 %                           3.28 %
                                                                          ====                             ====
Net interest margin (5)                                                   3.48 %                           3.55 %
                                                                          ====                             ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities                                121.21 %                         119.89 %
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

                                                      Nine Months Ended September 30,
                                                               2005 vs. 2004
                                                      -------------------------------
                                                            Increase (Decrease)
                                                                   Due to
                                                      -------------------------------
                                                        Volume      Rate         Net
                                                      --------    --------    --------
Interest income
  Loans receivable:
     Commercial and industrial                        $ 16,954    $  2,772    $ 19,726
     Home equity                                         1,176       1,372       2,548
     Second mortgage                                       (93)        (52)       (145)
     Residential real estate                              (247)        172         (75)
     Other                                                 889         (63)        826
                                                      --------    --------    --------
        Total loans receivable                          18,679       4,201      22,880

  Investment securities                                 (1,030)        811        (219)
  Interest-bearing deposits accounts                       (33)        106          73
  Federal funds sold                                        48         538         586
                                                      --------    --------    --------
    Total interest-earning assets                     $ 17,664    $  5,656    $ 23,320
                                                      --------    --------    --------

Interest expense
  Interest-bearing deposit accounts:
    Interest-bearing demand deposit                   $    541    $  5,525    $  6,066
    Savings deposits                                        92       1,144       1,236
    Time deposits                                        2,882       2,292       5,174
                                                      --------    --------    --------
       Total interest-bearing deposit accounts           3,515       8,961      12,476

  Borrowed money:
    Federal funds purchased                                 (3)         45          42
    Securities sold under agreements to
       repurchase                                           65       1,040       1,105
    FHLB advances                                          551        (156)        395
    Junior Subordinated Debentures                         140       1,005       1,145
                                                      --------    --------    --------
       Total borrowed money                                753       1,934       2,687
    Total interest-bearing liabilities                $  4,268    $ 10,895    $ 15,163
                                                      --------    --------    --------
Net change in net interest income                     $ 13,396    $ (5,239)   $  8,157
                                                      ========    ========    ========

         Interest income (on a tax-equivalent basis) increased by $23.3 million, to $113.5 million for the nine months ended September 30, 2005 from $90.2 million for the same period in 2004. The increase in interest income was due to an 14.7% increase in the average balance of interest-earning assets which produced an increase in interest income of $17.7 million along with an increase in interest rates, which increased the yield on average interest-earning assets by 47 basis points, or $5.7 million. In July 2004, the Company acquired approximately $345 million in interest-earning assets from the Community Bank of New Jersey (Community) acquisition.

         Interest expense increased $15.2 million, or 60.9%, to $40.1 million for the nine months ended September 30, 2005 compared to $24.9 million for the same period in 2004. The increase in interest expense was due to a 13.5% increase in the average balance of interest-bearing liabilities which produced an increase in interest expense of $4.3 million and an increase in interest rates, which increased the cost of average interest-bearing liabilities by 67 basis points, or $10.9 million. The increase in the average balance of interest-bearing liabilities was partly attributable to the July 2004 acquisition of approximately $357 million in interest-bearing liabilities from the Community acquisition and the second quarter 2005 deposit promotion campaign that generated approximately $200 million of new deposits.

         Provision for Loan Losses. For the nine months ended September 30, 2005, the provision for loan losses was $1.8 million, compared to $1.7 million for the same period in 2004.

         Non-Interest Income. Non-interest income decreased $961,000, or 6.5% to $13.9 million for the nine-month period ended September 30, 2005 compared to $14.9 million for the nine-month period ended September 30, 2004. The nine-month period ended September 30, 2004 was impacted by a $2.3 million gain on sale of branch real estate. The remaining $1.5 million increase was primarily the result of an increase in gains on sale of SBA loans of $567,000 and an increase of $1.1 million in income earned on our commercial loan derivative products. These increases were offset by a decrease in the gain on investment security sales of $371,000.

         Non-Interest Expenses. Non-interest expenses increased $3.8 million, or 6.6% to $62.9 million for the nine months ended September 30, 2005 as compared to $59.1 million for the same period in 2004. Of this increase, approximately $5.8 million is due to the incremental expenses resulting from the July 2004 Community acquisition which consist primarily of the following:

                                                       For the          2005 Expenses of
                                                  Nine Months Ended      Newly Acquired   Remaining
                                                    September 30,           Branches       Variance
                                          ---------------------------------------------------------
NON-INTEREST EXPENSES:                             2005         2004
                                                   ----         ----
  Salaries and employee benefits                 $31,804     $29,213         $2,293           $298
  Occupancy expense                                8,485       8,041          1,190           (746)
  Equipment expense                                5,820       5,147            613             60
  Data processing expense                          3,056       2,959             32             65
  Amortization of intangible assets                3,381       3,842          1,188         (1,649)
  Other                                           10,389       9,866            460             63
                                                 -------     -------         ------        -------
    Total non-interest expenses                  $62,935     $59,068         $5,776        ($1,909)
                                                 =======     =======         ======        =======


         The majority of the remaining $1.9 million decrease in non-interest expenses is a result of a $746,000 decrease in occupancy expense and a $1.6 million decrease in amortization of intangible assets both due to 2004 branch closures as part of the Company's branch rationalization program which was completed as of December 31, 2004.

           Income Taxes. Income taxes increased $1.4 million for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase resulted primarily from higher pre-tax earnings coupled with an increase in the Company's effective tax rate. The Company's effective tax rate increased 5.3% to 32.1% for the nine months ended September 30, 2005 from 30.5% for the same period in 2004. The increase is primarily the result of a $340,000 decrease in the Company's interest income on non-taxable municipal securities.

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

         Gap Analysis. Banks are concerned with the extent to which they are able to match maturities or repricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring the bank's interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period, over the interest-bearing liabilities maturing or repricing within that same time period. On a monthly basis, the Company and the Bank monitor their gap, primarily cumulative through one year maturities.

         At September 30, 2005, total interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing during the same time period by $126.6 million, representing a positive one-year gap ratio of 4.08%. All amounts are categorized by their actual
maturity,   anticipated   call  or   repricing   date  with  the   exception  of
interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

         The following table shows the Company's estimated earnings sensitivity profile versus the most likely rate forecast from Global Insights as of September 30, 2005:

        Change in Interest Rates     Percentage Change in Net Interest Income
             (Basis Points)                          Year 1
             --------------                          ------
                  +200                                +0.9%
                  +100                                +0.5%
                  -100                                -0.5%
                  -200                                -0.3%

         Derivative Financial Instruments. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of September 30, 2005, all derivative financial instruments have been entered into to hedge the interest rate risk associated with the Bank's commercial lending activity. In general, the derivative transactions fall into one of two types, a bank hedge of a specific fixed rate loan or a hedged derivative offering to a Bank customer.

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

         The notional amount of interest rate swap agreements at September 30, 2005 was $288.4 million compared to $44.4 million at December 31, 2004. The total unrealized gain (loss) on these agreements at September 30, 2005 and December 31, 2004 amounted to $122,000 and ($283,000), respectively.


ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company's management, including the principle executive officer and principle financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

        The Company is not engaged in any legal proceedings of a material nature at September 30, 2005. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable

ITEM 3. Defaults upon Senior Securities

        Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not applicable

ITEM 5. Other Information

        Not applicable

ITEM 6. Exhibits


        Exhibit 31 Certifications Pursuant to Section 302 of the  Sarbanes-Oxley
                   Act of 2003.

        Exhibit 32 Certification  Pursuant to Section 906 of the  Sarbanes-Oxley
                   Act of 2003.

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


                                            Sun Bancorp, Inc.
                                            -----------------
                                            (Registrant)



Date: November 7, 2005                     /s/Thomas A. Bracken
                                           -------------------------------------
                                           Thomas A. Bracken
                                           President and Chief Executive Officer




Date: November 7, 2005                     /s/Dan A. Chila
                                           -------------------------------------
                                           Dan A. Chila
                                           Executive Vice President and
                                           Chief Financial Officer