Form 10-K
period 2005-12-31
SUN BANCORP INC /NJ/
filed 2006-03-16
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended: December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-20957
                                               -------

                                Sun Bancorp, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

          New Jersey                                     52-1382541
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

    226 Landis Avenue, Vineland, New Jersey                 08360
    (Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:   (856) 691-7700

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $1.00 par value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock as of June 30, 2005 was approximately $261.2 million.

As of March 9, 2006, there were issued and outstanding 19,109,378 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2005. (Parts II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2006  Annual   Meeting  of
     Shareholders. (Part III)

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

Item 1.  Business.
         --------

General

         Sun Bancorp, Inc. (the "Company"), a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey. The Company's principal subsidiary is Sun National Bank (the "Bank"). At December 31, 2005, the Company had total assets of $3.108 billion, total deposits of $2.472 billion and total shareholders' equity of $295.7 million. The Company's principal business is to serve as a holding company for the Bank. As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

         The Company provides consumer and business banking services through the Bank's 75 Community Banking Centers as of December 31, 2005 in southern and central New Jersey, in the contiguous New Castle County market in Delaware, and in Philadelphia, Pennsylvania. The Bank's market area is divided into four geographic banking groups headed by a senior area executive. The Bank offers comprehensive lending, domestic letters of credit, remote deposit, depository and financial services to its customers and marketplace. The Bank's lending services to businesses include commercial business loans, equipment leasing and commercial real estate and construction loans. The Bank's commercial deposit services include checking accounts and cash management products such as electronic banking, sweep accounts, lockbox services, Internet banking, PC banking and controlled disbursement services. The Bank's lending services to consumers include residential mortgage loans, second mortgage loans, home equity loans and installment loans. The Bank's consumer services include checking accounts, savings accounts, money market deposits, certificates of deposit and individual retirement accounts. Through a third-party arrangement, the Bank offers mutual funds, securities brokerage, annuities and investment advisory services. The Bank is a Preferred Lender with both the Small Business Administration (SBA) and the New Jersey Economic Development Authority.

         On January 19, 2006, the Company completed the acquisition of Advantage Bank. At the time of the acquisition, Advantage Bank operated five branches in Hunterdon County and Somerset County, New Jersey and had approximately $164 million in assets and $149 million of deposits. The Hunterdon Somerset Counties market represents the Bank's fourth geographic banking group, which is headed by the former president and CEO of Advantage Bank.

         In February 2006, the Bank established a new operating subsidiary, Sun Home Loans, Inc., which is incorporated under New Jersey law. This subsidiary will engage in mortgage banking activities. The Bank's branch and loan personnel previously contracted outside loan correspondents to originate residential mortgages. Sun Home Loans, Inc. intends to hire its own residential mortgage originators. The Bank has generally not retained residential real estate loans in its portfolio and that will be the case also for Sun Home Loans, Inc. The majority of the loans originated by Sun Home Loans, Inc. will be made with a forward commitment to sell these loans, without recourse, in the secondary market shortly after the origination of the loan.

         The Company's website address is www.sunnb.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the Securities and Exchange Commission are available free of charge on the Company's website under the Investor Relations menu.

Market Area

         The Bank's market area consists of 13 counties in central and southern New Jersey, as well as New Castle County, Delaware and Philadelphia, Pennsylvania. In late 2004, the Bank opened a loan production office in Short Hills, New Jersey to expand its market presence into northern New Jersey beyond the footprint of its current branch network.

         The Bank's deposit gathering base and lending area is concentrated in the communities surrounding its offices in New Jersey, Delaware and the Philadelphia market. The Bank believes these markets are attractive and have strong growth potential based on key economic indicators. The state of New Jersey has the highest median household income in the nation, as well as the second highest per capita income. The Bank's markets are home to a diverse pool of businesses and industries, representing key opportunities for growth in the business and commercial banking products and services segment. Related to the Bank's retail growth, New Jersey is the most densely populated state in U.S., providing a deep consumer base as well. The Bank's market area is also home to many affluent suburbs, catering to commuters who live in New Jersey and work in New York, Philadelphia and Wilmington, Delaware.

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


Geographic Market Banking Groups

         The Bank provides business and personal banking services through its four geographic market banking groups, the newest group being Somerset and Hunterdon Counties, New Jersey, which became a market group following the January 19, 2006 acquisition of Advantage Bank. Each of these geographic banking groups is headed by a senior area executive who is responsible for both Community Banking (retail) and Wholesale Banking (commercial and business banking).  The Bank's  management  employs  this  individual  market  leadership strategy in order to enable local bankers and lenders to bring the decision-making authority and the full resources of the Bank directly to customers in their local community. Through the decentralization of management and authority into the four market banking groups, the Bank believes it can offer the hometown, personalized service of a community bank with local decision makers as well as access to a wide range of high-tech, sophisticated products and services of the largest banks.

The following are the four Market Banking Groups and the areas they serve:

          o Southern Market - Atlantic, Cape May, Cumberland, Gloucester and Salem Counties of New Jersey and the State of Delaware

          o    Northwestern  Market  -  Burlington,   Camden,   Essex,   Mercer,
               Middlesex  Counties  of New  Jersey  and City of  Philadelphia

          o    Eastern  Market -  Monmouth  and Ocean  Counties  of New Jersey

          o    Somerset & Hunterdon  - Somerset  and  Hunterdon  Counties of New
               Jersey

         Community Banking offers services to our retail customers and consists of branch offices, consumer lending services, deposit products, investment services, residential mortgages, the ATM network and the customer service call center.

         Wholesale Banking includes business banking and commercial banking groups, providing lending and related products and services. The Bank's business banking lenders serve business customers with revenues up to $7.5 million and credit needs up to $2 million, as well as provide equipment leasing and Small Business Administration (SBA) lending services, and enhanced small business deposit products. The commercial banking lenders serve the corporate, governmental and institutional banking customers with revenues over $7.5 million and credit needs of more than $2 million, providing commercial and construction lending, cash management and specialized services.


Lending Activities

         General. The principal lending activity of the Bank is the origination of commercial business loans, commercial real estate loans, small business loans and SBA guaranteed loans. The Bank also offers home equity loans, residential real estate and second mortgage loans and other consumer related loans, including installment loans. Substantially all loans are originated in the Bank's primary market area.

         Commercial and Industrial Loans. The Bank originates several types of commercial and industrial loans. Included, as commercial and industrial loans are short- and long-term business loans, lines of credit, commercial real estate loans, small business loans and real estate construction loans. The Bank's commercial banking lenders serve companies with annual revenue generally in excess of $7.5 million and credit needs over $2.0 million with the Business Banking division serving all other companies. The Bank's primary focus is the origination of commercial loans. The Bank is predominately a secured lender with full recourse from the borrower and the collateral tends to be real estate. The majority of the Bank's customers for these loans are small- to medium-sized businesses.

         The trend of the Bank's lending over the past several years has been diversification of commercial and industrial loans. A large, but declining portion of the total portfolio is concentrated in the hospitality, entertainment and leisure industries and general office space. Many of these industries are dependent upon seasonal business and other factors beyond the control of the industries, such as weather and beach conditions along the New Jersey seashore. Any significant or prolonged adverse weather or beach conditions along the New Jersey seashore could have an adverse impact on the borrowers' ability to repay loans. In addition, because these loans are concentrated in southern and central New Jersey, a decline in the general economic conditions of southern or central New Jersey and the impact on discretionary consumer spending could have a material adverse effect on the Company's financial condition, results of operations and cash flows. At December 31, 2005 and 2004, the Company did not have more than 10% of its total loans outstanding concentrated in any one catagory.

         Commercial and industrial loans, because of their nature and larger size, generally involve a greater degree of risk. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing activities and properties and the greater difficulty of evaluating and monitoring these types of loans. A significant portion of the Bank's commercial and industrial loans include a balloon payment or repricing feature. A number of factors may affect a borrower's ability to make or refinance a balloon payment, including without limitation the financial condition of the borrower at the time, the prevailing local economic conditions and the prevailing interest rate environment. There can be no assurance that borrowers will be able to make or refinance balloon payments when due.

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

         Home Equity Lines of Credit ("HELOC"). The Bank originates home equity lines of credit, secured by first or second homes owned or being purchased by the loan applicant. HELOC loans are consumer revolving lines of credit. The interest rates charged on such loans can be fixed or floating and are generally related to the prime lending rate. HELOC loans may provide for interest only payments for the first two years with principal payments to begin in the third year. A home equity loan is typically originated as a twenty-year note that allows the borrower to draw upon the approved line of credit during the same period as the note. The Bank generally requires a loan-to-value ratio in the range of 70% to 80% of the appraised value, less any outstanding mortgage. Although HELOC loans expose the Bank to the risk that falling collateral values may leave such credits inadequately secured, the Bank has not had any significant adverse experience to date.

         Second Mortgage Loans. The Bank originates second mortgage loans, typically called Home Equity Term Loans secured by a mortgage lien against the applicant's primary, secondary or investment property. Second mortgage loans are consumer term loans. The interest rate charged on such loans is usually a fixed rate related to the Bank's cost of funds and market conditions. Home Equity Term Loans typically require fixed payments of principal and interest up to a maximum term of fifteen years. The average second mortgage term is between five and ten years. The Bank generally requires a loan-to-value ratio up to a maximum of 80% of the appraised value, less any outstanding mortgages. Although Home Equity Term Loans expose the Bank to the risk that falling collateral values may leave such credits inadequately secured, the Bank has not had any significant adverse experience to date.

         Residential Real Estate Loans. The majority of the Bank's residential mortgage loans consist of loans secured by owner-occupied, single-family residences. The Bank generally originates residential mortgage loans in conformity with FannieMae standards so that the loans will be eligible for sale in the secondary market.

         The Bank views residential real estate loans as a relationship enhancement product. As noted above, in February 2006 the Bank established a new operating subsidiary, Sun Home Loans, Inc., to engage in mortgage banking activities. The Bank's branch and loan personnel previously contracted outside loan correspondents to originate residential mortgages. Sun Home Loans, Inc. intends to hire its own residential mortgage originators. The Bank has generally not retained residential real estate loans in its portfolio and that will be the case also for Sun Home Loans, Inc. The majority of the loans originated by Sun Home Loans, Inc. will be made with a forward commitment to sell these loans, without recourse, in the secondary market shortly after the origination of the loan.

         Other Loans. Included in other loans in addition to installment and consumer loans are certain small business loans serving businesses with credit needs up to $250,000. These small business loans are generally credit lines with check writing capabilities or small business loans with overdraft protection attached. At December 31, 2005, the Bank had $38.8 million of these small business loans.

         At December 31, 2005, the Bank had $6.2 million of installment loans secured by a variety of collateral, such as new and used automobiles, boats and certificates of deposits and $5.4 million of unsecured installment loans. Installment or consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

         The Bank has a modular housing portfolio with $28.0 million in loans outstanding as of December 31, 2005. This activity is generated through a third-party arrangement, which began in 1990. These loans are originated using the Bank's underwriting standards, rates and terms and are approved according to the Bank's policies. The credit risk in the modular home portfolio is managed like any other consumer portfolio through loan to value requirements, debt to income ratios and credit history of the borrower. Historically, the modular home business has been viewed as a higher risk lending activity with dealers having little to zero net worth.

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

         Loan Commitments. When a commercial loan is approved, the Bank may issue a written commitment to the loan applicant. The loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. The loan commitment is valid for approximately 45 days. At December 31, 2005, the Bank had approximately $137.9 million in commercial loans that were approved but unfunded.

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

         Borrowings. The Bank may obtain advances from the Federal Home Loan Bank (the "FHLB") of New York to supplement its funding requirements. Such advances must be secured by a pledge of a portion of the Bank's first mortgage loans and other collateral acceptable to the FHLB. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2005, the Bank had $124.6 million in secured FHLB advances. Additionally, the Company has an unsecured line of credit with another financial institution in the amount of $5.0 million. During 2005, the Company had not borrowed from this line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowings" in the Company's 2005 Annual Report to Shareholders.

         Securities Sold Under Agreement to Repurchases. The Bank has overnight repurchase agreements with customers as well as repurchase agreements with the FHLB. The Bank obtains funds through overnight repurchase agreements with customers pursuant to which the Bank sells U.S. Treasury notes or securities issued or guaranteed by one of the Government Sponsored Enterprises to customers under an agreement to repurchase them, at par, on the next business day. At December 31, 2005, the amount of securities under agreements to repurchase with customers totaled $59.0 million. In addition, the Bank may obtain funds through short term repurchase agreements with the FHLB. At December 31, 2005, the Company had two $30.0 million repurchase agreements with the FHLB. Each repurchase agreement had a maturity of less than one month. Collateral for the FHLB repurchase agreement consisted of securities issued or guaranteed by Government Sponsored Enterprises. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowings" in the Annual Report. For additional information regarding repurchase agreements, refer to
Note 14 of the Notes to Consolidated Financial Statements included in the Annual Report.

Fee Income Services

         The Bank offers an expanded array of full-service banking capabilities though products and services designed to enhance the overall relationship with its customers.

         Cash Management Services. The Bank offers a menu of cash management services designed to meet the more sophisticated needs of its commercial and small business customers. The Cash Management department offers additional products and services such as electronic banking, sweep accounts, lockbox services, internet banking, PC banking, remote deposit and controlled disbursement services. Many of these services are provided through third-party vendors with links to the Bank's data center.

         Sun Financial Services. The Bank's investment services division, in conjunction with its broker-dealer affiliation, offers experienced professionals that deliver a full range products and services to meet the specific needs of the Bank's customers. The products utilized are Insurance, Mutual Funds, Securities and Real Estate Investment Trusts.

         Leasing. The Bank has a relationship with a third-party to develop a referral program with lease financing products. Under this program, the third-party assists the Bank in offering leasing products to its commercial customers. Leases are underwritten by the Bank as based on the creditworthiness of the Bank's customer who is the lessee with the third-party being the lessor. A loan is made to the third-party leasing company on a non-recourse basis for the purchase of the asset being leased. The loan is secured by an assignment of third-party's interest as lessor and by a lien on the asset being leased. The third-party makes an effective equity investment into each transaction for the balance of the total funded amount based on an accelerated repayment of the Bank's loan. The third-party provides complete documentation services, portfolio administration and disposal or sale of equipment. Under the program, the Bank can provide leases to its customers with minimal operating expense and no additional risk beyond normal underwriting.

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

         SBA Loan Sales. The Bank is an SBA Preferred Lender and an approved SBA Express Lender. As an SBA Preferred Lender, the Bank has earned the privilege of approving SBA Loans without requesting the approval of the SBA prior to closing the loan. All SBA policies and procedures must be followed by the Bank to maintain the Preferred Lender Status. As an approved SBA Express Lender the Bank has earned the privilege of approving loans and lines of credit up to $350,000 and closing these loans using Bank documents which provide the Bank with quicker turn-around times in approvals and funding of the loans. All SBA Express policies and procedures must be followed by the Bank to maintain the SBA Express Lender Status. The Bank's strategy is to sell the guaranteed portion of each SBA term loan in the secondary market to generate fee income. In 2005, the Bank recognized $989,000 from the sale of SBA loans compared to $289,000 in 2004. The Bank anticipates that this trend will continue to grow in 2006.

Competition

         The Bank faces substantial competition both in attracting deposits and in lending funds. The States of New Jersey and Delaware and the county of Philadelphia, Pennsylvania have high densities of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. In order to compete with the many financial institutions serving its primary market area, the Bank's strategy is to focus on providing a superior level of personalized service to local business and individual customers in local communities through its Market Banking Groups - as a springboard to building long-term, profitable relationships with those customers in its primary market area.

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

Personnel

         At December 31, 2005, the Company had 746 full-time and 141 part-time employees. The Company's employees are not represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

         Sarbanes Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations has increased and is expected to continue to affect the Company's non-interest expenses.

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

         In addition to the risk-based capital guidelines, the Federal Reserve established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. At December 31, 2005, the Company was in compliance with these requirements. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency (the "OCC") and was in compliance with such requirements at December 31, 2005. See Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

         Dividend Restrictions. Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $47 million at December 31, 2005. In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is presently, and could be further, influenced by bank regulatory and supervisory policies.

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

         Enforcement Powers of Federal Banking Agencies. Federal banking agencies possess broad powers to take corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." At December 31, 2005, the Bank exceeded the required ratios for classification as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

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

         At December 31, 2005, the Bank's total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory capital requirements. See Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report.



Item 1A.  Risk Factors.
          ------------

         The following is a summary of the material risks related to an investment in the Company's securities.

The Bank's loan portfolio includes a substantial amount of commercial and industrial loans and commercial real estate loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

         The Bank's commercial and industrial and commercial real estate loan portfolios totaled $1.73 billion at December 31, 2005, comprising 85.4% of total loans. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by the Bank's customers would hurt the Bank's earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. A significant portion of the Bank's commercial real estate and commercial and industrial loan portfolios includes a balloon payment feature. A number of factors may affect a borrower's ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.

         Furthermore, the repayment of these loans is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, the Bank may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may to a greater extent than residential loans be subject to adverse conditions in the real estate market or economy.

The concentration of the Bank's commercial and industrial loans and commercial real estate loans in specific business sectors and geographic areas exposes it to the risk of a possible economic downturn affecting those sectors and areas.

         A significant portion of Bank's commercial and industrial loans and commercial real estate loans are concentrated in the hospitality, entertainment and leisure industries. Many of these industries are dependent upon seasonal business and other factors beyond the control of the industries, such as weather and beach conditions along the New Jersey seashore. Any significant or prolonged adverse weather or beach conditions along the New Jersey seashore could have an adverse impact on the borrowers' ability to repay loans. In addition, because these loans are concentrated in southern and central New Jersey, a decline in the general economic conditions of southern or central New Jersey could have a material adverse effect on the Bank's financial condition, results of operations and cash flows.

If the Bank has failed to provide an adequate allowance for loan losses, there could be a significant negative impact on its earnings.

         The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral for the loan. Based upon factors such as historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality, the Bank's management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses. At December 31, 2005, the Bank's allowance for loan losses was $22.5 million which represented 1.10% of total loans and 221.9% of nonperforming loans. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the bank regulatory authorities require the Bank to increase its allowance for loan losses, its earnings could be significantly and adversely affected.

The Company may not be able to achieve its growth plans or effectively manage its growth.

         The Company's ability to successfully grow depends on a variety of factors including the continued availability of desirable acquisition and business opportunities, the competitive responses from other financial institutions in its market areas and its ability to integrate acquisitions and otherwise manage its growth. There can be no assurance that growth opportunities will be available or that growth will be successfully managed.

Competition from other financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect the Company's earnings.

         The market areas in which the Company operates are among the most highly competitive in the country. There is substantial competition in originating loans and in attracting and retaining deposits and competition is increasing in intensity. The competition comes principally from other banks, larger and smaller, savings institutions, credit unions, mortgage banking companies and the myriad of nonbanking competitors, such as full service brokerage firms, money market mutual funds, insurance companies and other institutional lenders.

         Ultimately, competition may adversely affect the rates the Company pays on deposits and charges on loans, thereby potentially adversely affecting the Company's profitability.

Changes in interest rates may reduce the Company's profits.

         The most significant component of the Company's net income is net interest, which accounted for 84.2% of total revenue in 2005 and 82.4% in 2004. Net interest income is the difference between the interest income generated on interest-earning assets, such as loans and investments and the interest expense paid on the funds required to support earning assets, namely deposits and borrowed funds. Interest income, which represents income from loans, investment securities and short-term investments is dependent on many factors including the volume of earning assets, the level of interest rates, the interest rate sensitivity of the earning assets and the levels of nonperforming loans. The cost of funds is a function of the amount and type of funds required to support the earning assets, the rates paid to attract and retain deposits, rates paid on borrowed funds and the levels of non-interest bearing demand deposits.


         Interest rate sensitivity is a measure of how our assets and liabilities react to changes in market interest rates. The Company expects that this interest sensitivity will not always be perfectly balanced. This means that either the Company's interest-earning assets will be more sensitive to changes in market interest rates than its interest bearing liabilities, or vice versa. If more interest-earning assets than interest -bearing liabilities reprice or mature during a time when interest rates are declining, then the Company's net interest income may be reduced. If more interest-bearing liabilities than interest - earning assets reprice or mature during a time when interest rates are rising, then the Company's net income may be reduced. At December 31, 2005, total interest earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing during the same period by $226.9 million. As a result, the yield on its interest-earning assets should adjust to changes in interest rates at a faster rate than the cost of its interest-bearing liabilities and its net interest income may be reduced when interest rates decrease significantly for long periods of time.

         The Company manages its interest rate risk from changes in market rates by controlling to the extent possible, the mix of interest sensitive assets and interest rate sensitive liabilities. Commencing in mid 2004 and throughout 2005 the Federal Reserve Board increased short-term interest rates 13 times. In general, when short-term rates increase, the Company expects improvements to net interest income. However, the continuing flattening of the yield curve over this period and into 2006 continues to put significant pressure on the Company's ability to maintain or increase net interest income as the increasing funding costs of either deposits or borrowings results in further interest spread compression.

If  the  goodwill  that  the  Company  has  recorded  in  connection   with  its
acquisitions becomes impaired, there could be a negative impact on the Company's profitability.

         Under the purchase method of accounting for all business combinations, if the purchase price of an acquired company exceeds the fair value of the company's net assets, the excess is carried on the acquiror's balance sheet as goodwill and identifiable intangible assets. At December 31, 2005, the Company had $134.8 of goodwill and identifiable intangible assets on its balance sheet. With the acquisition of Advantage Bank on January 19, 2006, goodwill and identifiable intangible assets increased by approximately $24 million. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment are to be charged to the results of operations in the period in which the impairment is determined. Based on tests of goodwill and identifiable intangible assets impairment, the Company has concluded that there has been no impairment during 2005 and 2004, and no write-downs have been recorded. There can be no assurance that the future evaluations of goodwill and identifiable intangible assets will not result in determinations of impairment and write-downs.

Government   regulation   significantly   affects  the  Company's  business  and
operations.

         The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its business.

         Overall, these various statutes establish the corporate governance and permissible business activities for Sun, acquisition and merger restrictions, limitations on inter-company transactions, capital adequacy requirements, and requirements for anti-money laundering programs and other compliance matters. These regulations are designed primarily for the protection of the deposit insurance funds, consumers and not to the benefit of the Company's shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may continue to be the subject of further significant legislation in the future, which is not in the control of the Company. Significant new laws, or changes to existing laws could have a material adverse effect on the Company's business, financial condition or results of operations. Overall compliance with all the required statutes increases Sun's operating expenses, requires a significant amount of management's attention and could be a competitive disadvantage with respect to non-regulated competitors

The amount of common stock held by the Company's executive officers and directors gives them significant influence over the election of the Company's board of directors and other matters that require shareholder approval.

         As of March 14, 2006, a total of 5.6 million shares, or approximately 29.5% of the Company's outstanding common stock, are beneficially owned by its directors and executive officers, not including exercisable options. Therefore, if they vote together, the Company's directors and executive officers have the ability to exert significant influence over the election of the board of directors and other corporate actions requiring shareholder approval, including a tender offer, business combination or other transaction, or, the adoption of proposals made by shareholders. As a result, shareholders who might desire to participate in a takeover transaction may not have an opportunity to do so. The effect of these provisions could be to limit the trading price potential of the Company's common shares.



Item 1B. Unresolved Staff Comments.
         -------------------------

         None.



Item 2.  Properties.
         ----------

         At December 31, 2005, the Company operated from its main office in Vineland, New Jersey and 75 Community Banking Centers. The Bank leases its main office and 52 Community Banking Centers. The remainder of the community banking centers is owned by the Bank.

Item 3.  Legal Proceedings.
         -----------------

         The Company or the Bank is periodically involved in various claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company's and the Bank's business. While the ultimate outcome of these proceedings cannot be predicated with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company's financial condition, results of operations or cash flows. In addition, management was not aware of any pending or threatened material litigation as of December 31, 2005.



Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.



                                     PART II


Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
        ------------------------------------------------------------------------
        Issuer Purchases of Equity Securities.
        -------------------------------------

         The information contained under the caption "Price Range of Common Stock and Dividends" in the Company's 2005 Annual Report to Shareholders, filed as Exhibit 13 to this Report (the "Annual Report"), is incorporated herein by reference.



Item 6.  Selected Financial Data.
         -----------------------

         The information contained under the caption "Selected Financial Data" in the Company's Annual Report is incorporated herein by reference.



Item 7. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations.
        -------------

         The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report is incorporated herein by reference.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

         The information contained under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Gap Analysis" and " -- Net Interest Income Simulation" in the Company's Annual Report are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         The Consolidated Financial Statements of Sun Bancorp, Inc. and the Summarized Quarterly Financial Data included in the notes thereto, included in the Annual Report filed as Exhibit 13, are incorporated herein by reference.



Item  9. Changes  in and  Disagreements  With  Accountants  On  Accounting  and
         ----------------------------------------------------------------------
         Financial Disclosure.
         --------------------

         Not applicable.



Item 9A. Controls and Procedures.
         -----------------------

         (a)      Disclosure Controls and Procedures

         Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company's management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

         (b)      Internal Control over Financial Reporting

         1. Management's Annual Report on Internal Control Over Financial Reporting.

         Management's report on the Company's internal control over financial reporting appears in the Company's Annual Report filed as Exhibit 13 and is incorporated herein by reference.

         2. Attestation Report of Independent Public Accounting Firm.

         The attestation report of Deloitte & Touche LLP on management's assessment of the Company's internal control over financial reporting appears in the Company's Annual Report filed as Exhibit 13 and is incorporated herein by reference.

         3. Changes in Internal Control Over Financial Reporting.

         During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



Item 9B. Other Matters.
         --------------

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         The information contained under the sections captioned "Additional Information About Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

         The Company has adopted a Code of Ethics and Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics and Conduct is posted at the Company's website at www.sunnb.com.



Item 11. Executive Compensation.
         ----------------------

         The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.



Item 12. Security  Ownership of Certain  Beneficial  Owners and  Management and
         ----------------------------------------------------------------------
         Related Stockholder Matters.
         ---------------------------

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

          (d)  Securities  Authorized  for Issuance  Under  Equity  Compensation
               Plans

         Set forth below is  information as of December 31, 2005 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                        EQUITY COMPENSATION PLAN INFORMATION

                                            (a)                         (b)                       (c)

                                                                                          Number of securities
                                                                                        remaining available for
                                                                 Weighted-average        future issuance under
                                   Number of securities to       exercise price of        equity compensation
                                   be issued upon exercise     outstanding options,         plans (excluding
                                   of outstanding options,           warrants           securities reflected in
                                     warrants and rights            and rights                column (a))
                                     -------------------            ----------                -----------
Equity compensation plans
Approved by shareholders(1)                  3,166,811                 $10.11                       315,195

Equity compensation plans
not approved by shareholders(2)                     --                     --                            --
                                             ---------                 ------                       -------

     TOTAL                                   3,166,811                 $10.11                       315,195
                                             =========                 ======                       =======

-----------------------
(1) Plans approved by shareholders include the 1995 Stock Option Plan, the 1997 Stock Option Plan, the 2002 Stock Option Plan and the 2004 Stock Based-Incentive Plan. The amount of securities includes options for 318,594 shares of our common stock as a result of our assuming obligations under stock option plans of Community Bancorp of New Jersey in connection with an acquisition in 2004. While we assumed the obligations existing under these plans as of the time of merger, we have not and will not in the future, use them to make further grants.

(2)  Not applicable.



Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

         The information contained under the section captioned "Additional Information About Directors and Executive Officers - Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.



Item 14. Principal Accounting Fees and Services.
         --------------------------------------

         The information called for by this item is incorporated herein by reference to the section captioned "Audit Fees and Services" in the Proxy Statement.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

         (a)  The following documents are filed as a part of this report:

              (1) The following consolidated financial statements and the report of independent registered public accounting firm of the Registrant included in the Registrant's Annual Report to Shareholders are incorporated herein by reference and also in Item 8 hereof.

                    Report of Independent Public Accounting Firm
                    Consolidated Statements of Financial Condition as of
                       December 31, 2005 and 2004
                    Consolidated Statements of Income for the Years Ended
                       December 31, 2005, 2004 and 2003
                    Consolidated Statements of Shareholders' Equity for the Years Ended
                       December 31, 2005, 2004 and 2003
                    Consolidated Statements of Cash Flows for the Years Ended
                       December 31, 2005, 2004 and 2003
                    Notes to Consolidated Financial Statements

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

          (b)  The following exhibits are filed as part of this report:

               3(i)    Amended and Restated  Certificate  of  Incorporation  of
                       Sun Bancorp, Inc.(1)
               3(ii)   Amended and Restated Bylaws of Sun Bancorp, Inc.(2)

              10.1     1995 Stock Option Plan(3)
              10.2     Amended and Restated 1997 Stock Option Plan(4)
              10.3     2002 Stock Option Plan(5)
              10.4     Directors Stock Purchase Plan(6)
              10.5     Form of Change in Control Severance Agreement(7)
              10.6     Severance Agreement between Thomas A. Bracken and Sun National Bank(8)
              10.7     2004 Stock-Based Incentive Plan(9)
              11       Computation regarding earnings per share(10)
              13       2005 Annual Report to Shareholders
              21       Subsidiaries of the Registrant
              23       Consent of Deloitte & Touche LLP
              31       Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 16, 2006.

                            SUN BANCORP, INC.

                            By:  /s/Thomas A. Bracken
                                 -----------------------------------------------
                                 Thomas A. Bracken
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2006.


/s/Bernard A. Brown                                  /s/Thomas A. Bracken
-----------------------------------------------      -----------------------------------------------
Bernard A. Brown                                     Thomas A. Bracken
Chairman                                             President, Chief Executive Officer and Director
                                                     (Principal Executive Officer)

/s/Ike Brown                                         /s/Sidney R. Brown
-----------------------------------------------      -----------------------------------------------
Ike Brown                                            Sidney R. Brown
Director                                             Vice Chairman, Secretary and Treasurer

/s/Jeffrey S. Brown                                  /s/John A. Fallone
-----------------------------------------------      -----------------------------------------------
Jeffrey S. Brown                                     John A. Fallone
Director                                             Director

/s/Peter Galetto, Jr.                                /s/Douglas J. Heun
-----------------------------------------------      -----------------------------------------------
Peter Galetto, Jr.                                   Douglas J. Heun
Director                                             Director

/s/Charles P. Kaempffer                              /s/Anne E. Koons
-----------------------------------------------      -----------------------------------------------
Charles P. Kaempffer                                 Anne E. Koons
Director                                             Director

/s/Eli Kramer                                        /s/Alfonse M. Mattia
-----------------------------------------------      -----------------------------------------------
Eli Kramer                                           Alfonse M. Mattia
Director                                             Director

/s/George A. Pruitt                                  /s/Anthony Russo, III
-----------------------------------------------      -----------------------------------------------
George A. Pruitt                                     Anthony Russo, III
Director                                             Director

/s/Edward H. Salmon                                  /s/Howard M. Schoor
-----------------------------------------------      -----------------------------------------------
Edward H. Salmon                                     Howard M. Schoor
Director                                             Director

/s/Dan A. Chila
-----------------------------------------------
Dan A. Chila
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
