Form 10-Q
period 2006-03-31
SUN BANCORP INC /NJ/
filed 2006-05-10
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2006
                                      --------------

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to _______________

Commission file number              0 - 20957.
                       ---------------------------------------------

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

     ______________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated  filer      Accelerated  filer X  Non-accelerated  filer
                         ---                    ---                        ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12-b2 of the Exchange Act). Yes     No  X .
                                               ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock         19,168,593                 May 9, 2006
--------------------------------------------------------------------------------
         Class                Number of shares outstanding          Date

                                SUN BANCORP, INC.

                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I - FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Statements of Financial Condition
          at March 31, 2006 and December 31, 2005                                                              3

          Unaudited Condensed Consolidated Statements of Income
          for the Three Months Ended March 31, 2006 and 2005                                                   4

          Unaudited Condensed Consolidated Statements of Shareholders' Equity
          for the Three Months Ended March 31, 2006 and 2005                                                   5

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2006 and 2005                                                   6

          Notes to Unaudited Condensed Consolidated Financial Statements                                       7

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              17

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                                                             24

       ITEM 4. CONTROLS AND PROCEDURES                                                                        26

PART II - OTHER INFORMATION

       ITEM 1. Legal Proceedings                                                                              27

       ITEM 1A. Risk Factors                                                                                  27

       ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds                                    27

       ITEM 3. Defaults upon Senior Securities                                                                27

       ITEM 4. Submission of Matters to a Vote of Security Holders                                            27

       ITEM 5. Other Information                                                                              27

       ITEM 6. Exhibits                                                                                       28

       SIGNATURES                                                                                             29

       CERTIFICATIONS                                                                                         30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN BANCORP, INC.
UNAUDITED CONDENSED  CONSOLIDATED  STATEMENTS OF FINANCIAL CONDITION
  (Dollars in thousands, except par value amounts)

                                                                                        MARCH 31,      DECEMBER 31,
                                                                                          2006             2005
                                                                                          ----             ----
ASSETS

Cash and due from banks                                                               $   75,539       $   74,387
Interest-bearing bank balances                                                             9,185            2,707
Federal funds sold                                                                        54,946            8,368
                                                                                      ----------       ----------
  Cash and cash equivalents                                                              139,670           85,462
Investment securities available for sale (amortized cost -
  $616,702; 3/06 and $688,073; 12/05)                                                    605,704          676,630
Investment securities held to maturity (estimated fair value-
  $29,475; 3/06 and $31,734; 12/05)                                                       30,318           32,445
Loans receivable (net of allowance for loan losses -
  $24,448; 3/06 and $22,463; 12/05)                                                    2,190,182        2,027,753
Restricted equity investments                                                             20,434           19,991
Bank properties and equipment, net                                                        43,643           42,110
Real estate owned                                                                          1,600            1,449
Accrued interest receivable                                                               16,215           15,148
Goodwill                                                                                 128,311          104,891
Intangible assets, net                                                                    32,148           29,939
Deferred taxes, net                                                                        5,722            6,761
Bank owned life insurance                                                                 56,070           55,627
Other assets                                                                              15,781            9,683
                                                                                      ----------       ----------
TOTAL                                                                                 $3,285,798       $3,107,889
                                                                                      ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                              $2,603,040       $2,471,648
Advances from the Federal Home Loan Bank (FHLB)                                          119,382          124,546
Securities sold under agreements to repurchase - FHLB                                     70,000           60,000
Securities sold under agreements to repurchase - customers                                42,236           59,021
Obligations under capital lease                                                            5,367            5,400
Junior subordinated debentures                                                           108,250           77,322
Other liabilities                                                                         16,168           14,299
                                                                                      ----------       ----------
  Total liabilities                                                                    2,964,443        2,812,236
                                                                                      ----------       ----------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued                        -                -
Common stock, $1 par value, 25,000,000 shares authorized,
  issued: 19,148,670; 3/06 and 18,168,530; 12/05                                          19,149           18,169
Additional paid-in capital                                                               284,412          264,152
Retained earnings                                                                         24,930           20,757
Accumulated other comprehensive loss                                                      (7,136)          (7,425)
                                                                                      ----------       ----------
  Total shareholders' equity                                                             321,355          295,653
                                                                                      ----------       ----------
TOTAL                                                                                 $3,285,798       $3,107,889
                                                                                      ==========       ==========

--------------------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

                                                                                              FOR THE THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                                ---------------
                                                                                               2006        2005
                                                                                              -------     -------
INTEREST INCOME:
  Interest and fees on loans                                                                  $36,595     $29,076
  Interest on taxable investment securities                                                     5,577       6,128
  Interest on non-taxable investment securities                                                   256         468
  Interest and dividends on restricted equity investments                                         314         188
  Interest on federal funds sold                                                                  280          40
                                                                                              -------     -------
    Total interest income                                                                      43,022      35,900
                                                                                              -------     -------
INTEREST EXPENSE:
  Interest on deposits                                                                         13,647       8,124
  Interest on short-term borrowed funds                                                         3,044       2,422
  Interest on junior subordinated debentures                                                    1,910       1,126
                                                                                              -------     -------
    Total interest expense                                                                     18,601      11,672
                                                                                              -------     -------
    Net interest income                                                                        24,421      24,228

PROVISION FOR LOAN LOSSES                                                                         625         525
                                                                                              -------     -------
    Net interest income after provision for loan losses                                        23,796      23,703
                                                                                              -------     -------
NON-INTEREST INCOME:
  Service charges on deposit accounts                                                           2,124       2,238
  Other service charges                                                                            78          45
  Gain on sale of bank properties and equipment                                                     -         100
  Gain on sale of loans                                                                           284         341
  Loss on sale of investment securities                                                           (20)          -
  Gain on derivative instruments                                                                  366         136
  Other                                                                                         1,564       1,325
                                                                                              -------     -------
    Total non-interest income                                                                   4,396       4,185
                                                                                              -------     -------
NON-INTEREST EXPENSES:
  Salaries and employee benefits                                                               11,477      10,244
  Occupancy expense                                                                             2,944       3,079
  Equipment expense                                                                             1,927       1,978
  Data processing expense                                                                       1,059         931
  Amortization of intangible assets                                                             1,188       1,147
  Other                                                                                         3,678       3,055
                                                                                              -------     -------
    Total non-interest expenses                                                                22,273      20,434
                                                                                              -------     -------
INCOME BEFORE INCOME TAXES                                                                      5,919       7,454
INCOME TAXES                                                                                    1,746       2,341
                                                                                              -------     -------
NET INCOME                                                                                    $ 4,173     $ 5,113
                                                                                              =======     =======

Basic earnings per share                                                                      $  0.21     $  0.27
                                                                                              =======     =======

Diluted earnings per share                                                                    $  0.20     $  0.25
                                                                                              =======     =======

Weighted average shares - basic                                                            19,783,965  18,910,956
                                                                                           ==========  ==========

Weighted average shares - diluted                                                          21,012,311  20,339,634
                                                                                           ==========  ==========

-----------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005
(In thousands)

                                                                                      ACCUMULATED
                                                          ADDITIONAL                        OTHER
                                                 COMMON      PAID-IN    RETAINED    COMPREHENSIVE    TREASURY
                                                  STOCK      CAPITAL    EARNINGS             LOSS       STOCK       TOTAL
                                                  -----      -------    --------             ----       -----       -----
BALANCE, JANUARY 1, 2006                        $18,169     $264,152     $20,757         $(7,425)          -     $295,653

Other comprehensive income:
  Net income                                          -            -       4,173               -           -        4,173
  Other comprehensive income - net change
    in unrealized loss on securities
    available for sale, net of tax of $156            -            -           -             289           -          289
                                                                                                                 --------
      Comprehensive income                            -            -           -               -           -        4,462
                                                                                                                 --------
Exercise of stock options                           133          896           -               -           -        1,029
Issuance of common stock                             15          284                                                  299
Common stock issued in acquisition                  832       16,997           -               -           -       17,829
Stock options exchanged in acquisition                -        1,954           -               -           -        1,954
Share-based compensation                              -          129           -               -           -          129
                                               --------     --------     -------        --------        ----     --------
BALANCE, MARCH 31, 2006                        $ 19,149     $284,412     $24,930        $ (7,136)          -     $321,355
                                               ========     ========     =======        ========        ====     ========

                                                                                      ACCUMULATED
                                                          ADDITIONAL                        OTHER
                                                 COMMON      PAID-IN    RETAINED    COMPREHENSIVE    TREASURY
                                                  STOCK      CAPITAL    EARNINGS             LOSS       STOCK       TOTAL
                                                  -----      -------    --------             ----       -----       -----
BALANCE, JANUARY 1, 2005                       $17,205      $244,108     $21,718         $(2,765)    $(1,046)    $279,220
Comprehensive income:
  Net income                                         -             -       5,113               -           -        5,113
  Net change in unrealized gain on
    securities available for sale, net of
    taxes of $1,587                                  -             -           -          (3,310)          -       (3,310)
                                                                                                                 --------
      Comprehensive income                           -             -           -               -           -        1,803
                                                                                                                 --------
Exercise of stock options                          147           343           -               -           -          490
Issuance of common stock                             8           166           -               -           -          174
Stock dividends                                    856        19,458     (20,314)              -           -            -
                                               -------      --------     -------        --------      ------     --------
BALANCE, MARCH 31, 2005                        $18,216      $264,075     $ 6,517         $(6,075)    $(1,046)    $281,687
                                               =======      ========     =======        ========      ======     ========

--------------------------------------------------------------------------------
 See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                     FOR THE THREE MONTHS
                                                                                                        ENDED MARCH 31,
                                                                                                    ---------------------
                                                                                                      2006          2005
OPERATING ACTIVITIES:
  Net income                                                                                        $ 4,173       $ 5,113
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                           625           525
    Depreciation and amortization                                                                     1,357         1,128
    Net (accretion) amortization of investments securities                                             (309)          248
    Amortization of intangible assets                                                                 1,188         1,147
    Write down of book value of fixed assets                                                              6            24
    Loss on sale of investment securities available for sale                                             20             -
    Gain on sale of bank properties and equipment                                                         -          (100)
    Gain on sale of real estate owned                                                                   (28)         (198)
    Gain on sale of loans                                                                              (284)         (341)
    Increase in cash value of bank owned life insurance (BOLI)                                         (443)         (406)
    Deferred income taxes                                                                              (336)           85
    Share-based compensation                                                                            129            13
    Share contributed to employee benefit plans                                                         139             -
    Proceeds from the sale of loans                                                                  12,713        10,250
    Originations of loans held for sale                                                             (14,093)      (11,548)
    Change in assets and liabilities which (used) provided cash:
      Accrued interest receivable                                                                      (311)       (1,846)
      Other assets                                                                                   (5,207)       (1,102)
      Other liabilities                                                                                (356)         (637)
                                                                                                   --------      --------
        Net cash (used in) provided by operating activities                                          (1,017)        2,355
                                                                                                   --------      --------

INVESTING ACTIVITIES:
   Purchases of investment securities available for sale                                             (4,803)      (36,744)
   Purchase of restricted equity securities                                                            (241)       (1,252)
   Proceeds from maturities, prepayments or calls of available for sale                              98,226        78,808
   Proceeds from maturities, prepayments or calls of held to maturity                                 2,107             -
   Proceeds from sale of investment securities                                                       10,786             -
   Net increase in loans                                                                            (39,094)      (36,525)
   Purchase of bank properties and equipment                                                           (878)       (1,292)
   Proceeds from the sale of bank properties and equipment                                                -           100
   Proceeds from sale of real estate owned                                                              477         1,672
   Net cash paid for bank acquisition                                                               (15,101)            -
                                                                                                   --------      --------
       Net cash provided by investing activities                                                     51,479         4,767
                                                                                                   --------      --------

FINANCING ACTIVITIES:
  Net decrease in deposits                                                                          (16,622)      (45,415)
  Purchase price adjustment of branch assets purchased                                                    -           363
  Net (repayments) borrowings under line of credit and repurchase agreements                        (11,982)       41,464
  Excess tax benefit from share-based compensation                                                      233             -
  Proceeds from exercise of stock options                                                             1,029           490
  Proceeds from issuance of subordinated debt                                                        30,928             -
  Proceeds from issuance of common stock                                                                160           174
                                                                                                   --------      --------
      Net cash provided by (used in) financing activities                                             3,746        (2,924)
                                                                                                   --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            54,208         4,198
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       85,462        74,902
                                                                                                   --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $139,670      $ 79,100
                                                                                                   ========      ========
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                                    $ 16,369      $ 10,681
  Income taxes paid                                                                                $    928      $    750

--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
  Transfer of loans to real estate owned                                                           $    600             -
  Net assets acquired and purchase adjustments in bank acquisition                                 $ 34,884             -
  Value of shares issued in bank acquisition                                                       $ 17,829             -
  Fair value of options exchanged in bank acquisition                                              $  1,954             -

--------------------------------------------------------------------------------
See notes to the unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except per share amounts, are in thousands.)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION - The unaudited condensed consolidated financial statements include the accounts of Sun Bancorp, Inc. and its subsidiaries (the "Company"). Its principal wholly owned subsidiary is Sun National Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other period.

         RECLASSIFICATIONS - Certain items previously reported in the 2005 financial statements have been reclassified to conform to the current presentation.

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

         STOCK DIVIDEND - On April 20, 2006, the Company's Board of Directors declared a 5% stock dividend to be paid on May 18, 2006 to shareholders of record on May 8, 2006. Accordingly, per share data have been adjusted for all periods presented.

         SHARE-BASED COMPENSATION - Stock based compensation is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). The Company adopted SFAS 123R on January 1, 2006. The Company establishes fair value for its equity awards to determine its cost recognizes the related expense over the appropriate vesting period using the straight-line method. The grant date fair value is calculated using the Black-Scholes option valuation model.

         RECENT ACCOUNTING PRONOUNCEMENTS - In February 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is still continuing to evaluate the impact of this pronouncement and does not expect that the guidance will have a material effect on the Company's financial position or results of operations.

         In March 2006, the FASB issued SFAS No. 156 Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140 ("SFAS 140" and "SFAS 156"). SFAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt SFAS 156 for the fiscal year beginning January 1, 2007 and is evaluating the impact of this pronouncement.

(2)      SHARE-BASED COMPENSATION

         During 2003, the Company adopted the prospective method for fair value recognition of SFAS No. 123 for all options granted after January 1, 2003. Options granted prior to January 1, 2003 continued to be accounted for under APB No. 25, and related interpretations. On January 1, 2006, the Company adopted SFAS 123R, using a modified prospective application. Accordingly, prior period amounts have not been restated. Upon adoption of SFAS 123R, the Company recognized through earnings, the fair value of the remaining unvested portion of options granted prior to January 1, 2003 that were accounted for under the provisions of APB No. 25 in addition to options that were currently being expensed under the provisions of SFAS 123. The following table further illustrates the impact of implementing SFAS 123R on the Company.

                                                                                 FOR THE THREE MONTH
                                                                                        PERIOD ENDED
                                                                                      MARCH 31, 2006
                                                                                 -------------------
         Share-based compensation calculated under the expensing provisions of
               SFAS 123 (adopted prospectively January 1, 2003)                           $ 61
         Incremental share-based compensation required under the expensing provisions of SFAS 123R (unvested portion of options granted prior
               to January 1, 2003)                                                          68
                                                                                          ----
         Total share-based compensation (pre-tax)                                         $129
                                                                                          ====

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R for all periods presented using the Black-Scholes option pricing model to stock-based employee compensation.

                                                                                   FOR THE THREE
                                                                                   MONTHS ENDED
                                                                                     MARCH 31,
                                                                                -------------------
                                                                                  2006        2005
                                                                                  ----        ----
          Reported net income available to shareholders                         $4,173      $5,113
          Add: Total stock-based employee compensation
                  expense included in reported net income (net of
                  tax)                                                              77           5
          Deduct: Total stock-based employee compensation expense
                  determined under fair value method (net of tax)                  (77)       (105)
                                                                                ------      ------
          Pro forma net income available to shareholders                        $4,173      $5,013
                                                                                ======      ======
          Earnings per share:
          Basic - as reported                                                   $ 0.21      $ 0.27
          Basic - pro forma                                                     $ 0.21      $ 0.27

          Diluted - as reported                                                 $ 0.20      $ 0.25
          Diluted - pro forma                                                   $ 0.20      $ 0.25

         The purpose of the Company's stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, advisory directors, employees and other persons to promote the success of the Company. Under the Company's Stock Plans, options expire ten years after the date of grant, unless terminated earlier under the option terms. A Committee of non-employee directors has the authority to determine the conditions upon which the options granted will vest. Options are granted at the then fair market value of the Company's stock and typically will vest evenly over five years. The grant date fair value is calculated using the Black-Scholes option valuation model. The fair value of options granted after January 1, 2006 will be expensed using the straight-line method as permitted by SFAS 123R.

         A summary of award activity under the stock option plans as of March 31, 2006 and changes during the three month period is presented below:

                                                                      WEIGHTED
                                                          NUMBER      EXERCISE
                                                      OF OPTIONS         PRICE        OPTIONS
                                                     OUTSTANDING     PER SHARE    EXERCISABLE
                                                     -----------     ---------    -----------
         January 1, 2006                               3,325,152        $  9.63      2,934,965
             Granted                                       5,250        $ 19.32
             Exercised                                  (139,369)       $  9.52
             Expired                                           -              -
             Exchanged in Advantage acquisition          168,905        $  7.76
                                                       ---------
         March 31, 2006                                3,359,938        $  9.64      2,964,502
                                                       =========

         The weighted average  remaining  contractual term was approximately 4.2
         years  for  options   outstanding  and  3.8  years  for  stock  options
         exercisable as of March 31, 2006.

         As of March 31, 2006, there was $697,000 of total unrecognized compensation cost related to nonvested options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.09 years.

         The total intrinsic value (the excess of the market price over the exercise price) was $30.3 million for stock options outstanding and $28.0 million for stock options exercisable.

         The amount of cash received from the exercise of stock options was approximately $1.0 million and the total tax benefit for the three months ended March 31, 2006 was approximately $233,000.

         During the three months ended March 31, 2006, the Company granted 5,250 options to one employee. The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the stock option was estimated using the historical exercise behavior of employees at a particular level of management who were granted options with a ten year term. Stock options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected volatility was based on the historical volatility for a period of three years ending on the date of grant. Utilizing a period greater than this was not representative the Company's view of its current stock volatility. There were no option grants during the first quarter of 2005.

            Fair value of options granted during the quarter              $ 7.42
            Risk free rate of return                                       4.45%
            Expected option life in months                                   120
                Expected volatility                                          30%
                Expected dividends                                             -

(3)      ACQUISITION

         On January 19, 2006, the Company acquired Advantage Bank ("Advantage"). The merger agreement permitted Advantage shareholders to elect to receive either $19.00 in cash or .87 shares of Sun common stock subject to adjustment or proration under certain circumstances. The merger agreement also provided for an overall requirement that 50 percent of the outstanding Advantage shares be exchanged for the Company's common stock. Accordingly, the Company paid Advantage stockholders $17.3 million in cash and issued approximately 832,000 shares of the Company's common stock. On the date of merger, Advantage's assets totaled approximately $164 million, loan receivables, net of allowances for loan losses, were approximately $124 million, investments securities were approximately $29 million and total deposits were approximately $148 million. The Company recorded $23.4 million in goodwill and $3.4 million in intangible assets. Included in goodwill was $1.9 million relating to the fair value of options exchanged.

(4)      INVESTMENT SECURITIES

         The amortized cost of investment securities and the approximate fair value were as follows:

                                                         MARCH 31, 2006
                                       ------------------------------------------------------
                                                         GROSS         GROSS     ESTIMATED
                                       AMORTIZED    UNREALIZED    UNREALIZED          FAIR
                                            COST         GAINS        LOSSES         VALUE
                                            ----         -----        ------         -----
 Available for Sale
 ------------------
   U.S. Treasury obligations              $59,643             -     $   (143)      $ 59,500
   U.S. Government agencies and
     mortgage-backed securities           520,150         $   2      (10,676)       509,476
   State and municipal obligations         34,299           187         (368)        34,118
   Other                                    2,610             -            -          2,610
                                         --------         -----     --------       --------
         Total                           $616,702         $ 189     $(11,187)      $605,704
                                         ========         =====     ========       ========
 Held to Maturity
 ----------------
   Mortgage-backed securities            $ 30,318             -     $   (843)      $ 29,475
                                         ========         =====     ========       ========

                                                        DECEMBER 31, 2005
                                       ------------------------------------------------------
                                                         GROSS         GROSS     ESTIMATED
                                       AMORTIZED    UNREALIZED    UNREALIZED          FAIR
                                            COST         GAINS        LOSSES         VALUE
                                            ----         -----        ------         -----
 Available for Sale
 ------------------
   U.S. Treasury obligations             $ 59,237             -     $   (145)      $ 59,092
   U.S.  Government agencies and
     mortgage-backed securities           596,823             -      (11,142)       585,681
   State and municipal obligations         28,050          $198         (354)        27,894
   Other                                    3,963             -            -          3,963
                                         --------          ----     --------       --------
         Total                           $688,073          $198     $(11,641)      $676,630
                                         ========          ====     ========       ========

 Held to Maturity
 ----------------
   Mortgage-backed securities            $ 32,445             -     $   (711)      $ 31,734
                                         ========          ====     ========       ========

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2006 and 2005:

                                                                       MARCH 31, 2006
                          -----------------------------------------------------------------------------------------
                              LESS THAN 12 MONTHS            12 MONTHS OR LONGER                   TOTAL
                          ---------------------------    ---------------------------    ---------------------------
                                           Unrealized                     Unrealized                     Unrealized
                             Fair Value        Losses       Fair Value        Losses       Fair Value        Losses
                             ----------        ------       ----------        ------       ----------        ------
     U.S. Treasury
        obligations             $49,494        $ (96)         $ 10,006     $    (47)         $ 59,500     $   (143)
     U.S. Government
        agencies and
        mortgage-backed
        securities               50,280         (557)          486,694      (10,962)          536,974      (11,519)
     State and municipal
        obligations              18,854         (151)            6,058         (217)           24,912         (368)
                               --------        -----          --------     --------          --------     --------
           Total               $118,628        $(804)         $502,758     $(11,226)         $621,386     $(12,030)
                               ========        =====          ========     ========          ========     ========


                                                              DECEMBER 31, 2005
                          -----------------------------------------------------------------------------------------
                              LESS THAN 12 MONTHS            12 MONTHS OR LONGER                   TOTAL
                          ---------------------------    ---------------------------    ---------------------------
                                           Unrealized                     Unrealized                     Unrealized
                             Fair Value        Losses       Fair Value        Losses       Fair Value        Losses
                             ----------        ------       ----------        ------       ----------        ------
     U.S. Treasury
        obligations             $48,963      $   (35)         $ 10,129     $   (110)         $ 59,092     $   (145)
     U.S. Government
        agencies and
        mortgage-backed
        securities              102,670       (1,003)          514,745      (10,850)          617,415      (11,853)
     State and municipal
        obligations              15,975         (238)            3,381         (116)           19,356         (354)
                               --------      -------          --------     --------          --------     --------
           Total               $167,608      $(1,276)         $528,255     $(11,076)         $695,863     $(12,352)
                               ========      =======          ========     ========          ========     ========


         At March 31, 2006, 98.0% of the unrealized losses in the security portfolio were comprised of securities issued by U.S. Government agencies, U.S. Government sponsored agencies and other securities rated investment grade by at least one bond credit rating service. The
         Company believes that the price movements in these securities are dependent upon the movement in market interest rates particularly given the negligible inherent credit risk for these securities. At March 31, 2006, the unrealized loss in the category 12 months or longer of $11.2 million consisted of 88 securities having an aggregate unrealized loss of 2.1%. The securities represented U.S. Treasury, Federal Agency issues and nine securities currently rated Aaa by at least one bond credit rating service. At March 31, 2006, securities in a gross unrealized loss position for less than 12 months consisted of 66 securities having an aggregate unrealized loss of 0.7% from the Bank's amortized cost basis.

 (5)     LOANS

         The components of loans as of March 31, 2006 and December 31, 2005 were as follows:

                                                    MARCH 31, 2006       DECEMBER 31, 2005
                                                    --------------       -----------------
         Commercial and industrial                      $1,846,580              $1,732,202
         Home equity                                       183,363                 155,561
         Second mortgages                                   72,344                  53,881
         Residential real estate                            28,846                  30,162
         Other                                              83,497                  78,410
                                                        ----------              ----------
           Total gross loans                             2,214,630               2,050,216
         Allowance for loan losses                         (24,448)                (22,463)
                                                        ----------              ----------
           Net Loans                                    $2,190,182              $2,027,753
                                                        ----------              ----------
         Non-accrual loans                              $   11,049              $    9,957
                                                        ==========              ==========

(6)      ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses were as follows:

                                                      FOR THE THREE MONTH
                                                             PERIOD ENDED     FOR THE YEAR ENDED
                                                           MARCH 31, 2006      DECEMBER 31, 2005
                                                           --------------      -----------------
         Balance, beginning of period                             $22,463                $22,037
         Charge-offs                                                 (200)                (2,641)
         Recoveries                                                   301                    757
                                                                  -------                -------
           Net recoveries (charge-offs)                               101                 (1,884)
         Provision for loan losses                                    625                  2,310
         Purchased allowance from bank acquisition                  1,259                      -
                                                                  -------                -------
         Balance, end of period                                   $24,448                $22,463
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                                       MARCH 31, 2006      DECEMBER 31, 2005
                                                                       --------------      -----------------
         Impaired loans with related allowance for loan
            losses calculated under SFAS No. 114                              $ 8,175                $ 7,954
         Impaired loans with no related allowance for loan
            losses calculated under SFAS No. 114                               11,258                 10,061
                                                                              -------                -------
         Total impaired loans                                                 $19,433                $18,015
                                                                              =======                =======
         Valuation allowance related to impaired loans                        $ 2,713                $ 2,381
                                                                              =======                =======

                                                                         FOR THE THREE               FOR THE
                                                                          MONTHS ENDED            YEAR ENDED
                                                                        MARCH 31, 2006     DECEMBER 31, 2005
                                                                        --------------     -----------------
        Average impaired loans                                                 $19,192               $31,181
                                                                               =======               =======
        Interest income recognized on impaired loans                              $213                  $994
                                                                                  ====                  ====
        Cash basis interest income recognized on impaired loans                    $36                  $494
                                                                                   ===                  ====

(7)      REAL ESTATE OWNED

         Real estate owned at March 31, 2006 and December 31, 2005 was as follows:

                                                                      MARCH 31, 2006      DECEMBER 31, 2005
                                                                      --------------      -----------------
        Commercial properties                                                 $1,000                 $1,066
        Residential properties                                                   600                     62
        Bank properties                                                            -                    321
                                                                              ------                 ------
        Total                                                                 $1,600                 $1,449
                                                                              ======                 ======

(8)      DEPOSITS

         Deposits consist of the following major classifications:

                                                                       MARCH 31, 2006      DECEMBER 31, 2005
                                                                       --------------      -----------------
         Demand deposits - interest bearing                                 $ 861,467              $ 886,773
         Demand deposits - non-interest bearing                               505,111                529,878
         Savings deposits                                                     357,020                386,821
         Time certificates under $100,000                                     556,322                443,535
         Time certificates $100,000 or more                                   323,120                224,641
                                                                           ----------             ----------
           Total                                                           $2,603,040             $2,471,648
                                                                           ==========             ==========

(9)      JUNIOR SUBORDINATED DEBENTURES HELD BY TRUSTS THAT ISSUED CAPITAL DEBT

         The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Trust as of March 31, 2006:

                              Capital Securities                         Junior Subordinated Debentures
                ---------------------------------------------------------------------------------------------------
                                       Stated    Distribution  Principal                              Redeemable
 Issuer Trust         Issuance Date     Value            Rate     Amount             Maturity           Beginning
 ------------         -------------     -----            ----     ------             --------           ---------
                                                   6-mo LIBOR
 Sun Trust III       April 22, 2002  $ 20,000      plus 3.70%   $ 20,619       April 22, 2032      April 22, 2007
                                                   3-mo LIBOR
 Sun Trust IV          July 7, 2002    10,000      plus 3.65%     10,310      October 7, 2032        July 7, 2007
                                                   3-mo LIBOR
 Sun Trust V      December 18, 2003    15,000      plus 2.80%     15,464    December 30, 2033   December 30, 2008
                                                   3-mo LIBOR
 Sun Trust VI     December 19, 2003    25,000      plus 2.80%     25,774     January 23, 2034    January 23, 2009
                                                   3-mo LIBOR
 CBNJ Trust I     December 19, 2002     5,000      plus 3.35%      5.155      January 7, 2033     January 7, 2008

 Sun Trust VII     January 17, 2006    30,000     6.24% Fixed     30,928       March 15, 2036      March 15, 2011
                                     --------                   --------

                                     $105,000                   $108,250
                                     ========                   ========

         While the capital securities are deconsolidated in accordance with Generally Accepted Accounting Principles (GAAP), they continue to qualify as Tier 1 capital under federal regulatory guidelines. In March 2005, the Federal Reserve amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of trust preferred securities in a bank holding company's Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve's amended rule will, effective March 31, 2009, limit capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Management has developed a capital plan for the Company and the Bank that should allow the Company and the Bank to maintain "well-capitalized" regulatory capital levels.

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

         Sun Trust III variable annual rate will not exceed 11.00% through five years from its issuance. Sun Trust IV variable annual rate will not exceed 11.95% through five years from its issuance. Sun Trust V and Sun Trust VI do not have interest rate caps. CBNJ Trust I was acquired in the July 2004 acquisition of Community Bancorp of New Jersey. CBNJ Trust I variable annual rate will not exceed 12.5% through five years from its issuance. In January 2006, the Company issued an additional $30.0 million of Trust Preferred Securities (Sun Trust VII) of which the annual rate will be fixed at 6.24% until March 15, 2011. Of the $30.0 million, approximately $17 million was used to fund the purchase of Advantage with the remaining $13 million being used for general corporate purposes.

(10)     EARNINGS PER SHARE

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

          Earnings per share for the periods presented are as follows:

                                                                                                       FOR THE
                                                                                                  THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                             -----------------
                                                                                             2006         2005
                                                                                             ----         ----
         Net income                                                                        $4,173       $5,113

         Dilutive stock options outstanding                                             3,280,260    3,390,294
         Average exercise price per share                                                   $9.07        $8.85
         Average market price                                                              $18.92       $21.56

         Average common shares outstanding                                             19,783,965   18,910,956
         Increase in shares due to exercise of
         options - diluted basis                                                        1,228,346    1,428,678
                                                                                       ----------   ----------
         Adjusted shares outstanding - diluted                                         21,012,311   20,339,634
                                                                                       ==========   ==========

         Net earnings per share - basic                                                     $0.21        $0.27

         Net earnings per share - diluted                                                   $0.20        $0.25

         Options that could potentially dilute basic EPS
         in the future that were not included in the
         computation of diluted EPS because to do so
         would have been antidilutive for the period
         presented                                                                        157,445        2,881
                                                                                       ==========   ==========

(11)      DERIVATIVE FINANCIAL INSTRUMENTS.

          The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of March 31, 2006, derivative financial instruments have been entered into to hedge the interest rate risk associated with certain fixed rate commercial loans. In general, the derivative transactions fall into one of two types, a bank hedge of a specific fixed rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Bank hedges a specific fixed rate loan, the derivative is executed for periods that match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third party.

          As noted above, the Company currently utilizes interest rate swaps to hedge specified assets. The Company does not use derivative financial instruments for trading or speculative purposes. Interest rate swaps were entered into as fair value hedges for the purpose of modifying the interest rate characteristics of certain commercial loans. The interest rate swaps involve no exchange of principal either at inception or upon maturity; rather, it involves the periodic exchange of interest payments arising from an underlying notional value.

          Financial derivatives involve, to varying degrees, interest rate, market and credit risk. The Company manages these risks as part of its asset and liability management process and through credit policies and procedures. The Company seeks to minimize counterparty credit risk by establishing credit limits, and generally requiring bilateral netting and collateral agreements.

          For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. Currently, the Company only participates in fair value hedges.

          FAIR VALUE HEDGES - INTEREST RATE SWAPS

          The Company has entered into interest rate swap arrangements to exchange the payments on fixed rate commercial loan receivables for variable rate payments based on LIBOR. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the fixed rate loan agreements. The arrangements have been designated as fair value hedges. The swaps are carried at their fair value and the carrying amount of the commercial loans includes the net change in their fair values since the inception of the hedge. Because the hedging arrangement is considered highly effective, changes in the fair value of interest rate swaps exactly offset the corresponding changes in the fair value of the commercial loans and, as a result, the changes in fair value do not result in an impact on net income.

          Information pertaining to outstanding interest rate swap agreements was as follows:

                                                                          March 31,
                                                                -----------------------------
                                                                   2006                 2005
                                                                   ----                 ----
            Notional amount                                     $40,226              $27,356
            Weighted average pay rate                             6.59%                6.05%
            Weighted average receive rate                         6.60%                5.18%
            Weighted average maturity in years                      7.1                  7.6
            Unrealized gain relating to interest rate swaps     $ 1,353                $ 237

          CUSTOMER DERIVATIVES

          The Company entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client's variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At March 31, 2006 and 2005, the notional amount of such arrangements was $393.9 million and $51.6 million, respectively. As the interest rate swaps with the clients and third parties are not designated as hedges under SFAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no net earnings impact.

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

     Management monitors its allowance for loan losses on a quarterly basis and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. In this context, a series of qualitative factors are used in a methodology as the Company's measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

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

     SHARE-BASED COMPENSATION. The Company accounts for stock based compensation in accordance with the fair value recognition provisions of SFAS 123R. Under the fair value provisions of SFAS 123R, stock based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock based awards at grant date requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company's stock. In addition, judgment is required in estimating the amount of stock based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company's Consolidated Financial Statements. See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding stock based compensation expense.

FINANCIAL CONDITION

     Total assets increased $177.9 million or 5.7% from $3.11 billion at December 31, 2005 to $3.29 billion at March 31, 2006. Cash and cash equivalents increased $54.2 million, net loans receivable increased $162.4 million and investment securities available for sale decreased $70.9 million. On January 19, 2006, the Company acquired Advantage Bank. On the date of merger, Advantage's assets totaled approximately $164 million, loan receivables, net of allowances for loan losses, were approximately $124 million, investments securities were approximately $29 million and total deposits were approximately $148 million. The Company recorded $23.4 million in goodwill and $3.4 million in intangible assets. Included in goodwill was $1.9 million relating to the fair value of stock options exchanged.

     Investment securities available for sale decreased $70.9 million or 10.5%, from $676.6 million at December 31, 2005 to $605.7 million at March 31, 2006. The decrease was primarily the result of the planned reduction of investment securities through normal maturities, calls or principle repayments with the proceeds used to supplement loan funding. This reduction of investment securities is expected to continue during 2006 to further supplement the Bank's loan portfolio growth.

     Net loans receivable at March 31, 2006 were $2.19 billion, an increase of $162.4 million from $2.03 billion at December 31, 2005. During the quarter, the Company acquired approximately $124 million in loans as a result of the Advantage acquisition and experienced approximately $41 million in prepayments.

First quarter 2006 loan growth adjusted for the acquisition and prepayments was approximately 3.6%. The ratio of allowance for loan losses to total loans was 1.10% at March 31, 2006 compared to 1.10% at December 31, 2005.

     Non-performing loans were $11.4 million at March 31, 2006 compared to $10.1 million at December 31, 2005. The ratio of allowance for loan losses to total non-performing loans was 214.5% at March 31, 2006 compared to 223.0% at December 31, 2005. Non-performing assets were $13.0 million at March 31, 2006 compared to $11.6 million at December 31, 2005. The ratio of non-performing assets to total loans and real estate owned was 0.59% at March 31, 2006 compared to 0.56% at December 31, 2005.

     Other assets increased $6.1 million from $9.7 million at December 31, 2005, to $15.8 million at March 31, 2006. The increase is primarily the result of a commitment to purchase $5.4 million of when-issued investment securities. These securities settled in April 2006.

     Total deposits were $2.60 billion at March 31, 2006, reflecting a $131.4 million increase from December 31, 2005. During the quarter, the Company acquired approximately $148 million in deposits as a result of the Advantage acquisition. Core deposits represented 66.2% and 73.0% of total deposits at March 31, 2006 and December 31, 2005, respectively.

     Total shareholders' equity increased $25.7 million, from $295.7 million at December 31, 2005, to $321.4 million at March 31, 2006. The increase was primarily the result of net income amounting to $4.2 million, and the acquisition of Advantage which increased equity by $19.8 million.

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

     The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $139.7 million at March 31, 2006, the Company had additional secured borrowing capacity with the FHLB of approximately $124.1 million and other sources of approximately $49 million.

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

     The Company's primary uses of funds are the origination of loans, the funding of the Company's maturing certificates of deposit, deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the 12 months ending March 31, 2007 total $598.9 million. The Company will continue to price certificates of deposit for retention as well as provide fixed rate funding in the expected rising rate environment. However, based on market conditions and other liquidity considerations, it may also avail itself of the secondary borrowings discussed above.

     During the three months ended March 31, 2006, net loans grew approximately $162.4 million or 8.0% of which approximately $124 million is attributable to the Advantage acquisition. The Company anticipates that cash and cash equivalents on hand, the cash flow from assets, particularly investment securities, as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $139.7 million at March 31, 2006, the Company's estimated cash flow from securities with maturities of less than one year and principal payments from mortgage-backed securities over the next twelve months totaled $317.1 million. In addition, the FHLB provides a reliable source of funds with a wide variety of terms and structures. Management will continue to monitor the Company's liquidity and maintain it at a level deemed adequate but not excessive.

     Management has developed a capital plan for the Company and the Bank that should allow the Company and the Bank to grow capital internally at levels sufficient for achieving its internal growth projections while managing its operating and financial risks. The Company has also considered a contingent capital plan, and when appropriate, the Company's Board of Directors may consider various capital raising alternatives. The principle components of the capital plan are to generate additional capital through retained earnings from internal growth, access the capital markets for external sources of capital, such as common equity and trust preferred securities, when necessary or appropriate, redeem existing capital instruments and refinance such instruments at lower rates when conditions permit and maintain sufficient capital for safe and sound operations. The capital plan is not expected to have a material impact on the Company's liquidity. It is the Company's intention to maintain "well-capitalized" risk-based capital levels.

     While the capital securities are deconsolidated in accordance with GAAP, they continue to qualify as Tier 1 capital under federal regulatory guidelines. In March 2005, the Federal Reserve amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of trust preferred securities in a bank holding company's Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve's amended rule, effective March 31, 2009, will limit capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.

     As part of its capital plan, the Company, through its deconsolidated trust subsidiaries, issued trust preferred securities that qualify as Tier 1 or core capital of the Company, subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2006, the full amount of the Company's $105.0 million in trust preferred securities qualify as Tier 1.

DISCLOSURES ABOUT COMMERCIAL COMMITMENTS

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at March 31, 2006 was $64.2 million, and the portion of the exposure not covered by collateral was approximately $17.2 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company's experience to date.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND
2005

     OVERVIEW. Net income for the first quarter of 2006 was $4.2 million or $0.20 per diluted share, down from $5.1 million or $0.25 per diluted share in the first quarter of 2005. Despite an increase in average interest-earning assets of $137.5 million or 5.0%, net interest income grew slightly to $24.6 million at March 31, 2006 from $24.5 million at March 31, 2005. Net interest margin continues to be impacted by the flattening yield curve resulting in a margin decline of 15 basis points over the comparable period. The Company's first quarter results were also impacted by an increase in non-interest expenses of $1.8 million offset by an increase in non-interest income of $211,000 and a decrease in income taxes of $595,000.

     NET INTEREST INCOME. Net interest income (on a tax-equivalent basis) increased $90,000, or 0.4% to $24.6 million for the three months ended March 31, 2006 from $24.5 million for the same period in 2005. Net interest income (on a tax-equivalent basis) increased $1.9 million due to volume, the majority of which was due to an increase of $137.5 million in the average balance of interest-earning assets offset by a $123.8 million increase in interest-bearing liabilities. The rate component offset the $1.9 million volume related increase by $1.8 million. This was due to an increase of 105 basis points in the average cost of interest-bearing liabilities or $5.6 million offset by an increase of 72 basis points in the average yield on interest-earning assets or $3.8 million.

     The interest rate spread and margin (on a tax-equivalent basis) for the three months ended March 31, 2006 was 2.87% and 3.40%, respectively, compared to 3.20% and 3.55%, respectively, for the same period in 2005. The yield on average interest-earning assets increased 72 basis points from 5.25% for the three months ended March 31, 2005 to 5.97% for the same period in 2006, while the cost of funds on average interest-bearing liabilities increased 105 basis points from 2.05% for the three months ended March 31, 2005 to 3.10% for the same period in 2006. The decrease in interest rate spread reflects the impact of the continued market competitiveness for both loans and deposits and the flat yield curve.

     The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                   AT OR FOR THE THREE MONTHS       AT OR FOR THE THREE MONTHS
                                                             ENDED                            ENDED
                                                         MARCH 31, 2006                   MARCH 31, 2005
                                                 -------------------------------  -------------------------------
                                                   AVERAGE             AVERAGE       AVERAGE            AVERAGE
                                                   BALANCE   INTEREST YIELD/COST     BALANCE  INTEREST YIELD/COST
                                                   -------   -------------------     -------  -------------------
Interest-earning assets:
       Loans receivable (1), (2):
          Commercial and industrial               $1,811,832  $30,594  6.75%       $1,617,334  $25,135   6.22%
          Home equity                                170,523    2,743  6.43           126,069    1,499   4.76
          Second mortgage                             66,426      998  6.01            49,210      756   6.15
          Residential real estate                     29,472      623  8.45            26,241      475   7.24
          Other                                       82,450    1,637  7.94            67,606    1,211   7.17
                                                  ----------  -------              ----------  -------
             Total loans receivable                2,160,703   36,595  6.77         1,886,460   29,076   6.17
       Investment securities (3)                     693,637    6,139  3.54           855,347    6,993   3.27
       Interest-bearing deposit with banks            12,372      145  4.69             6,428       31   1.93
       Federal funds sold                             25,735      280  4.35             6,666       40   2.40
                                                  ----------  -------              ----------  -------
          Total interest-earning assets            2,892,447   43,159  5.97         2,754,901   36,140   5.25
                                                  ----------  -------              ----------  -------

       Cash and due from banks                        80,098                           78,500
       Bank properties and equipment                  43,308                           36,792
       Goodwill and intangible assets                151,678                          134,789
       Other assets                                   58,289                           53,663
       Non-interest-earning assets                   333,373                          303,744
                                                  ----------                       ----------
          Total assets                            $3,225,820                       $3,058,645
                                                  ==========                       ==========

Interest-bearing liabilities:
       Interest-bearing deposit accounts:
         Interest-bearing demand deposits         $  882,548    5,344  2.42%       $  804,275    2,708   1.35%
         Savings deposits                            372,757    1,366  1.47           442,588    1,121   1.01
         Time deposits                               781,604    6,937  3.55           653,212    4,295   2.63
                                                  ----------  -------              ----------  -------
           Total interest-bearing deposit
             accounts                              2,036,909   13,647  2.68         1,900,075    8,124   1.71
                                                  ----------  -------              ----------  -------
       Borrowed money:
         Federal funds purchased                       4,483       53  4.73             9,587       68   2.84
         Securities sold under agreements to
           repurchase                                 42,219      405  3.84            69,793      320   1.83
         FHLB advances                               207,901    2,357  4.53           219,130    2,034   3.71
         Junior subordinated debentures              102,752    1,910  7.44            77,322    1,126   5.82
         Obligations under capital lease               5,399      229  7.27                 -        -      -
                                                  ----------  -------              ----------  -------
            Total borrowings                         362,754    4,954  5.46           375,832    3,548   3.78
                                                  ----------  -------              ----------  -------
          Total interest-bearing liabilities       2,399,663   18,601  3.10         2,275,907   11,672   2.05
                                                  ----------  -------              ----------  -------
Non-interest-bearing demand deposits                 496,249                          487,915
Other liabilities                                     17,480                           13,316
                                                  ----------                       ----------
          Non-interest-bearing liabilities           513,729                          501,231
                                                  ----------                       ----------
       Total liabilities                           2,913,392                        2,777,138

Shareholders' equity                                 312,428                          281,507
                                                  ----------                       ----------
       Total liabilities and shareholders'
       equity                                     $3,225,820                       $3,058,645
                                                  ==========                       ==========

Net interest income                                           $24,558                          $24,468
                                                              =======                          =======
Interest rate spread (4)                                               2.87%                             3.20%
                                                                     ======                            ======
Net interest margin (5)                                                3.40%                             3.55%
                                                                     ======                            ======
Ratio of average interest-earning assets to
    average interest-bearing liabilities                             120.54%                           121.05%
                                                                     ======                            ======

--------------------------------------------------------------------------------------------------------------
(1)  Average balances include non-accrual loans.
(2)  Loan fees are  included in interest  income and the amount is not  material for this analysis.
(3)  Interest  earned on  non-taxable  investment  securities  is shown on a tax equivalent basis assuming a 35% marginal federal tax rate for all periods.
(4)  Interest rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.
(5)  Net  interest  margin  represents  net interest  income as a percentage  of average interest-earning assets.

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

                                                      THREE MONTHS ENDED MARCH 31,
                                                            2006 VS. 2005
                                                  -----------------------------------
                                                          INCREASE (DECREASE)
                                                                DUE TO
                                                  -----------------------------------
                                                     VOLUME         RATE         NET
                                                     ------         ----         ---
Interest income
  Loans receivable:
     Commercial and industrial                       $3,175      $ 2,284      $5,459
     Home equity                                        624          620       1,244
     Second mortgage                                    259          (17)        242
     Residential real estate                             63           85         148
     Other                                              286          140         426
                                                     ------      -------       -----
        Total loans receivable                        4,407        3,112       7,519

  Investment securities                              (1,398)         544        (854)
  Interest-bearing deposits accounts                     45           69         114
  Federal funds sold                                    187           53         240
                                                     ------      -------      ------
    Total interest-earning assets                    $3,241      $ 3,778      $7,019

Interest expense
    Interest-bearing deposit accounts:
    Interest-bearing demand deposit                  $  286      $ 2,350      $2,636
    Savings deposits                                   (197)         442         245
    Time deposits                                       950        1,692       2,642
                                                     ------      -------      ------
       Total interest-bearing deposit accounts        1,039        4,484       5,523

  Borrowed money:
     Federal funds purchased                            (47)          32         (15)
     Securities sold under agreements to
        repurchase                                     (163)         248          85
     FHLB advances                                     (109)         432         323
     Junior Subordinated Debentures                     426          358         784
     Obligations under capital lease                    229            -         229
                                                     ------      -------      ------

         Total borrowed money                           336        1,070       1,406
    Total interest-bearing liabilities                1,375        5,554       6,929
                                                     ------      -------      ------
Net change in net interest income                    $1,866      $(1,776)     $   90
                                                     ======      =======      ======

     Interest income (on a tax-equivalent basis) increased by $7.1 million, to $43.2 million for the three months ended March 31, 2006 from $36.1 million for the same period in 2005. The increase in interest income was due to an increase in interest rates, which increased the yield on average interest-earning assets by 72 basis points, or $3.8 million, and a 5.0% increase in the average balance of interest-earning assets which produced an increase in interest income of $3.2 million.

     Interest expense increased $6.9 million, or 59.0%, to $18.6 million for the three months ended March 31, 2006 compared to $11.7 million for the same period in 2005. The increase in interest expense was due to an increase in interest rates, which increased the cost of average interest-bearing liabilities by 105 basis points, or $5.6 million, and a 5.4% increase in the average balance of interest-bearing liabilities which produced an increase in interest expense of $1.4 million.

     PROVISION FOR LOAN LOSSES. For the three months ended March 31, 2006, the provision for loan losses was $625,000, compared to $525,000 for the same period in 2005. The Company focuses on its loan portfolio management and credit review process to address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

     NON-INTEREST INCOME. Non-interest income increased $211,000 or 5.0% for the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005. This increase was primarily the result of an increase of $230,000 in income earned on commercial loan derivative products, a $103,000 increase on third-party investment and advisory services, an increase in interchange fees of $70,000 and an increase of $40,000 in BOLI investment income. Offsetting these increases were decreases in service charges on deposit accounts and gains of sale of fixed assets of $114,000 and $100,000, respectively.

     NON-INTEREST EXPENSES. Non-interest expenses increased $1.8 million or 9.0% for the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005. Of the $1.8 million increase, approximately $590,000 was attributable to the Advantage acquisition. The increase from the comparable quarter was primarily the result of an increase of $1.2 million in salaries, an increase in advertising of $193,000 and a decrease in gain on sale of other real estate owned of $170,000.

     INCOME TAXES. Income taxes decreased $595,000 for the three months ended March 31, 2006 as compared to the same period in 2005. The decrease resulted from lower pre-tax earnings and a decrease in the Company's effective tax rate from 31.4% at March 31, 2005 to 29.5% at March 31, 2006.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT

     Interest rate, credit and operational risks are among the most significant market risks impacting the performance of the Company. Interest rate risk is reviewed monthly by the Asset Liability Committee ("ALCO"), composed of senior management representatives from a variety of areas within the Company. ALCO devises strategies and tactics to maintain the net interest income of the Company within acceptable ranges over a variety of interest rate scenarios. Should the Company's risk modeling indicate an undesired exposure to changes in interest rates, there are a number of remedial options available including changing the investment portfolio characteristics, and changing loan and deposit pricing strategies. Two of the tools used in monitoring the Company's sensitivity to interest rate changes are gap analysis and net interest income simulation.

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

     At March 31, 2006, total interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing during the same time period by $118.6 million, representing a positive one-year gap ratio of 3.61%. All amounts are categorized by their actual maturity, anticipated call or repricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

     The following table shows the Company's estimated earnings sensitivity profile versus the most likely rate forecast from Global Insights as of March 31, 2006:

    Change in Interest Rates            Percentage Change in Net Interest Income
         (Basis Points)                                   Year 1
         --------------                                   ------
              +200                                        +0.8%
              +100                                        +0.5%
              -100                                        -0.3%
              -200                                        -0.8%

     DERIVATIVE FINANCIAL INSTRUMENTS. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of March 31, 2006, derivative financial instruments have been entered into to hedge the interest rate risk associated with certain fixed rate commercial loans. In general, the derivative transactions fall into one of two types, a bank hedge of a specific fixed rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Bank hedges a specific fixed rate loan, the derivative is executed for periods that match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third party.

     As noted above, the Company currently utilizes interest rate swaps to hedge specified assets. The Company does not use derivative financial instruments for trading or speculative purposes. Interest rate swaps were entered into as fair value hedges for the purpose of modifying the interest rate characteristics of certain commercial loans. The interest rate swaps involve no exchange of principal either at inception or upon maturity; rather, it involves the periodic exchange of interest payments arising from an underlying notional value.

     Financial derivatives involve, to varying degrees, interest rate, market and credit risk. The Company manages these risks as part of its asset and liability management process and through credit policies and procedures. The Company seeks to minimize counterparty credit risk by establishing credit limits, and generally requiring bilateral netting and collateral agreements.

     For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. Currently, the Company only participates in fair value hedges.

FAIR VALUE HEDGES - INTEREST RATE SWAPS

     The Company has entered into interest rate swap arrangements to exchange the payments on fixed rate commercial loan receivables for variable rate payments based on LIBOR. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the fixed rate loan agreements. The arrangements have been designated as fair value hedges. The swaps are carried at their fair value and the carrying amount of the commercial loans includes the net change in their fair values since the inception of the hedge. Because the hedging arrangement is considered highly effective, changes in the fair value of interest rate swaps exactly offset the corresponding changes in the fair value of the commercial loans and, as a result, the changes in fair value do not result in an impact on net income.

Information pertaining to outstanding interest rate swap agreements was as follows:

                                                                       March 31,
                                                               -----------------------
                                                                   2006          2005
Notional amount                                                 $40,226       $27,356
Weighted average pay rate                                         6.59%         6.05%
Weighted average receive rate                                     6.60%         5.18%
Weighted average maturity in years                                  7.1           7.6
Unrealized gain relating to interest rate swaps                 $ 1,353       $   237


CUSTOMER DERIVATIVES

     The Company entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client's variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At March 31, 2006 and 2005, the notional amount of such arrangements was $393.9 million and $51.6 million, respectively. As the interest rate swaps with the clients and third parties are not designated as hedges under SFAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no net earnings impact.



ITEM 4.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation
     ------------------------------------------------
of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)  Changes in internal  control over financial  reporting.  During the quarter
     ------------------------------------------------------
under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not engaged in any legal proceedings of a material nature at March 31, 2006. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A. RISK FACTORS

          Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A. of the Company's Form 10K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

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


                                          Sun Bancorp, Inc.
                                          --------------------------------------
                                          (Registrant)



                                          /s/ Thomas A. Bracken
Date: May 10, 2006                        --------------------------------------
                                          Thomas A. Bracken
                                          President and Chief Executive Officer


                                          /s/ Dan A. Chila
Date: May 10, 2006                        --------------------------------------
                                          Dan A. Chila
                                          Executive Vice President and
                                          Chief Financial Officer