Form 10-Q
period 2006-06-30
SUN BANCORP INC /NJ/
filed 2006-08-09
CIK 1017793

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2006
                                  -------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------
Commission file number                          0 - 20957                      .
                       --------------------------------------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer       Accelerated filer  X   Non-accelerated filer
                        ---                     ---                        ---

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12-b2 of the Exchange Act). Yes       No  X
                                                ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$ 1.00 Par Value Common Stock           20,429,018               August 8, 2006
-----------------------------           ----------               --------------
         Class                 Number of shares outstanding           Date

                                SUN BANCORP, INC.

                                      INDEX
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Statements of Financial Condition
          at June 30, 2006 and December 31, 2005                              3

          Unaudited Condensed Consolidated Statements of Income
          for the Three and Six Months Ended June 30, 2006 and 2005           4

          Unaudited Condensed Consolidated Statements of Shareholders' Equity
          for the Six Months Ended June 30, 2006 and 2005                     5

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 2006 and 2005                     6

          Notes to Unaudited Condensed Consolidated Financial Statements      7

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             19

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                            32

       ITEM 4. CONTROLS AND PROCEDURES                                       34

PART II - OTHER INFORMATION

       ITEM 1. Legal Proceedings                                             35

       ITEM 1A. Risk Factors                                                 35

       ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds   35

       ITEM 3. Defaults upon Senior Securities                               35

       ITEM 4. Submission of Matters to a Vote of Security Holders           35

       ITEM 5. Other Information                                             36

       ITEM 6. Exhibits                                                      36

       SIGNATURES                                                            37

       CERTIFICATIONS                                                        38

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except par value amounts)


                                                                              June 30,   December 31,
                                                                               2006         2005
                                                                               ----         ----
ASSETS

Cash and due from banks                                                   $    78,494    $    74,387
Interest-bearing bank balances                                                  8,961          2,707
Federal funds sold                                                              8,676          8,368
                                                                          -----------    -----------
  Cash and cash equivalents                                                    96,131         85,462
Investment securities available for sale (amortized cost -
  $514,509; 6/06 and $688,073; 12/05)                                         502,296        676,630
Investment securities held to maturity (estimated fair value-
  $27,585; 6/06 and $31,734; 12/05)                                            28,669         32,445
Loans receivable (net of allowance for loan losses -
  $24,680; 6/06 and $22,463; 12/05)                                         2,270,596      2,027,753
Restricted equity investments                                                  17,761         19,991
Bank properties and equipment, net                                             43,279         42,110
Real estate owned                                                                 669          1,449
Accrued interest receivable                                                    15,659         15,148
Goodwill                                                                      128,352        104,891
Intangible assets, net                                                         30,955         29,939
Deferred taxes, net                                                             6,822          6,761
Bank owned life insurance                                                      56,515         55,627
Other assets                                                                   14,430          9,683
                                                                          -----------    -----------

TOTAL                                                                     $ 3,212,134    $ 3,107,889
                                                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                  $ 2,586,034    $ 2,471,648
Advances from the Federal Home Loan Bank (FHLB)                               114,163        124,546
Securities sold under agreements to repurchase - FHLB                          15,000         60,000
Securities sold under agreements to repurchase - customers                     39,864         59,021
Obligations under capital lease                                                 5,352          5,400
Junior subordinated debentures                                                108,250         77,322
Other liabilities                                                              15,802         14,299
                                                                          -----------    -----------
  Total liabilities                                                         2,884,465      2,812,236
                                                                          -----------    -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued             -              -
Common stock, $1 par value, 50,000,000 shares authorized,
  issued: 20,408,659; 6/06 and 18,168,530; 12/05                               20,409         18,169
Additional paid-in capital                                                    303,694        264,152
Retained earnings                                                              11,503         20,757
Accumulated other comprehensive loss                                           (7,937)        (7,425)
                                                                          -----------    -----------
  Total shareholders' equity                                                  327,669        295,653
                                                                          -----------    -----------

TOTAL                                                                     $ 3,212,134    $ 3,107,889
                                                                          ===========    ===========

------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

                                                                For the Three Months          For the Six Months
                                                                   Ended June 30,               Ended June 30,
                                                                2006           2005           2006            2005
                                                            ------------   ------------   ------------    ------------
INTEREST INCOME:
  Interest and fees on loans                                $     39,714   $     30,679   $     76,309    $     59,755
  Interest on taxable investment securities                        5,015          6,036         10,592          12,164
  Interest on non-taxable investment securities                      341            422            597             890
  Interest and dividends on restricted equity investments            262            211            576             399
  Interest on federal funds sold                                     232            290            512             330
                                                            ------------   ------------   ------------    ------------
    Total interest income                                         45,564         37,638         88,586          73,538
                                                            ------------   ------------   ------------    ------------

INTEREST EXPENSE:
  Interest on deposits                                            15,964          9,883         29,611          18,007
  Interest on short-term borrowed funds                            2,377          2,428          5,421           4,850
  Interest on junior subordinated debentures                       2,110          1,248          4,020           2,374
                                                            ------------   ------------   ------------    ------------
    Total interest expense                                        20,451         13,559         39,052          25,231
                                                            ------------   ------------   ------------    ------------

    Net interest income                                           25,113         24,079         49,534          48,307

PROVISION FOR LOAN LOSSES                                            875            765          1,500           1,290
                                                            ------------   ------------   ------------    ------------
    Net interest income after provision for loan losses           24,238         23,314         48,034          47,017
                                                            ------------   ------------   ------------    ------------

NON-INTEREST INCOME:
  Service charges on deposit accounts                              2,622          2,300          4,746           4,538
  Other service charges                                               80             70            158             115
  Gain on sale of bank properties and equipment                        -              -              -             100
  Gain on sale of loans                                              149             89            433             430
  Gain (loss) on sale of investment securities                         -            809            (20)            809
  Gain on derivative instruments                                     458            428            824             565
  Other                                                            1,761          1,396          3,325           2,720
                                                            ------------   ------------   ------------    ------------
    Total non-interest income                                      5,070          5,092          9,466           9,277
                                                            ------------   ------------   ------------    ------------

NON-INTEREST EXPENSES:
  Salaries and employee benefits                                  12,110         10,859         23,587          21,103
  Occupancy expense                                                2,849          2,648          5,793           5,727
  Equipment expense                                                2,084          1,883          4,011           3,861
  Data processing expense                                          1,103          1,061          2,162           1,992
  Advertising expense                                                537            506            955             731
  Amortization of intangible assets                                1,193          1,117          2,381           2,264
  Real estate owned expense, net                                     167             24            140            (116)
  Other                                                            3,598          3,221          6,885           6,191
                                                            ------------   ------------   ------------    ------------
    Total non-interest expenses                                   23,641         21,319         45,914          41,753
                                                            ------------   ------------   ------------    ------------

INCOME BEFORE INCOME TAXES                                         5,667          7,087         11,586          14,541
INCOME TAXES                                                       1,877          2,257          3,623           4,598
                                                            ------------   ------------   ------------    ------------

NET INCOME                                                  $      3,790   $      4,830   $      7,963    $      9,943
                                                            ============   ============   ============    ============

Basic earnings per share                                    $       0.19   $       0.25   $       0.40    $       0.52
                                                            ============   ============   ============    ============

Diluted earnings per share                                  $       0.18   $       0.24   $       0.38    $       0.49
                                                            ============   ============   ============    ============

Weighted average shares - basic                               20,361,974     19,037,677     20,074,566      18,973,780
                                                            ============   ============   ============    ============

Weighted average shares - diluted                             21,308,941     20,271,762     21,154,372      20,305,010
                                                            ============   ============   ============    ============

------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For The Six Months Ended June 30, 2006 and 2005
(In thousands)

                                                                                      Accumulated
                                                          Additional                        Other
                                                 Common      Paid-in    Retained    Comprehensive    Treasury
                                                  Stock      Capital    Earnings             Loss       Stock       Total
                                                  -----      -------    --------             ----       -----       -----

BALANCE, JANUARY 1, 2006                        $18,169     $264,152    $ 20,757          $(7,425)          -    $295,653

Comprehensive income:
  Net income                                          -            -       7,963                -           -       7,963
  Net change in unrealized loss on
    securities available for sale,
    net of tax of $258                                -            -           -             (512)          -        (512)
                                                                                                                 --------
      Comprehensive income                                                                                          7,451
                                                                                                                 --------
Exercise of stock options                           405        3,231           -                -           -       3,636
Issuance of common stock                             33          808           -                -           -         841
Common stock issued in acquisition                  832       16,997           -                -           -      17,829
Stock options exchanged in acquisition                -        1,954           -                -           -       1,954
Share-based compensation                              -          305           -                -           -         305
Stock dividends                                     970       16,247     (17,217)               -           -           -
                                                -------     --------     -------          -------      ------    --------

BALANCE, JUNE 30, 2006                          $20,409     $303,694     $11,503          $(7,937)          -    $327,669
                                                =======     ========     =======          =======      ======    ========

                                                                                      Accumulated
                                                          Additional                        Other
                                                Common       Paid-in    Retained    Comprehensive    Treasury
                                                 Stock       Capital    Earnings             Loss       Stock       Total
                                                 -----       -------    --------             ----       -----       -----
BALANCE, JANUARY 1, 2005                       $17,205      $244,108    $ 21,718         $(2,765)     $(1,046)   $279,220

Comprehensive income:
  Net income                                         -             -       9,943               -            -       9,943
  Net change in unrealized loss on
    securities available for sale,
    net of tax of $1,058                             -             -           -          (2,334)           -      (2,334)
                                                                                                                 --------
      Comprehensive income                           -             -           -               -            -       7,609
                                                                                                                 --------
Exercise of stock options                          147           343           -               -            -         490
Issuance of common stock                            15           298           -               -            -         313
Stock dividends                                    771        18,657     (20,474)              -        1,046           -
                                               -------      --------     -------         -------       ------    --------

BALANCE, JUNE 30, 2005                         $18,138      $263,406    $ 11,187         $(5,099)      $    -    $287,632
                                               =======      ========    ========         =======       ======    ========

------------------------------------------------------------------
See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                        For the Six Months
                                                                                          Ended June 30,
                                                                                      ----------------------
                                                                                        2006         2005
                                                                                      ---------    ---------
OPERATING ACTIVITIES:
  Net income                                                                          $   7,963    $   9,943
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                             1,500        1,290
    Depreciation and amortization                                                         2,647        2,292
    Net (accretion) amortization of investments securities                                 (527)         144
    Amortization of intangible assets                                                     2,381        2,264
    Write down of book value of fixed assets and real estate owned                           79           50
    Loss (gain) on sale of investment securities available for sale                          20         (809)
    Gain on sale of bank properties and equipment                                             -         (100)
    (Loss) gain on sale of real estate owned                                                (46)         199
    Gain on sale of loans                                                                  (433)        (430)
    Increase in cash value of bank owned life insurance (BOLI)                             (888)        (815)
    Deferred income taxes                                                                (1,022)        (213)
    Share-based compensation                                                                305           15
    Shares contributed to employee benefit plans                                            282            -
    Proceeds from the sale of loans                                                      31,467       25,702
    Originations of loans held for sale                                                 (33,712)     (28,579)
    Change in assets and liabilities which provided (used) cash:
      Accrued interest receivable                                                           245       (1,211)
      Other assets                                                                       (2,136)      (8,992)
      Excess tax benefits related to stock options                                       (1,487)      (1,437)
      Other liabilities                                                                    (722)      10,614
                                                                                      ---------    ---------
        Net cash provided by operating activities                                         5,916        9,927
                                                                                      ---------    ---------
INVESTING ACTIVITIES:
   Purchases of investment securities available for sale                                (36,099)    (123,149)
   Purchases of investment securities held to maturity                                     (500)           -
   Redemption of restricted equity securities                                             2,432          439
   Proceeds from maturities, prepayments or calls of available for sale                 217,131      148,516
   Proceeds from maturities, prepayments or calls of held to maturity                     4,245        4,652
   Proceeds from sale of investment securities                                           25,498       26,705
   Net increase in loans                                                               (119,438)     (68,143)
   Purchase of bank properties and equipment                                             (1,471)      (2,793)
   Proceeds from the sale of bank properties and equipment                                    -          100
   Proceeds from sale of real estate owned                                                1,383        1,673
   Net cash paid for bank acquisition                                                   (15,101)           -
                                                                                      ---------    ---------
        Net cash provided by (used in) investing activities                              78,080      (12,000)
                                                                                      ---------    ---------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                   (33,628)     110,851
  Net repayments under line of credit and repurchase agreements                         (74,588)     (42,109)
  Excess tax benefit from share-based compensation                                        1,487        1,437
  Proceeds from exercise of stock options                                                 2,385          490
  Proceeds from issuance of subordinated debt                                            30,928            -
  Proceeds from issuance of common stock                                                     89          313
                                                                                      ---------    ---------
        Net cash (used in) provided by financing activities                             (73,327)      70,982
                                                                                      ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                10,669       68,909
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           85,462       74,902
                                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  96,131    $ 143,811
                                                                                      =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                       $  35,966    $  23,240
  Income taxes paid                                                                   $   2,886    $   4,244

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
  Transfer of loans to real estate owned                                              $     669            -
  Net assets acquired and purchase adjustments in bank acquisition                    $  34,884            -
  Value of shares issued in bank acquisition                                          $   7,829            -
  Fair value of options exchanged in bank acquisition                                 $   1,954            -

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables, except per share amounts, are in thousands.)

(1)      Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Sun Bancorp, Inc. and its subsidiaries (the "Company"). Its principal wholly owned subsidiary is Sun National Bank (the "Bank"). All intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2005. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other period.

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

         Stock Dividend - On April 20, 2006, the Company's Board of Directors declared a 5% stock dividend paid on May 18, 2006 to shareholders of record on May 8, 2006. Accordingly, per share data have been adjusted for all periods presented.

         Share-Based Compensation - Stock based compensation is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"). The
         Company adopted SFAS No. 123R on January 1, 2006. The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period using the straight-line method. The grant date fair value is calculated using the Black-Scholes option valuation model. Prior to January 1, 2006, the Company accounted for stock based compensation in accordance with SFAS No. 123 as adopted prospectively on January 1, 2003 and in accordance with APB No. 25.

         Recent Accounting Pronouncements - On December 19, 2005, the FASB issued ASB Staff Position ("FSP") 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. FSP 94-6-1 addresses whether, under existing guidance, non-traditional loan products represent a concentration of credit risk and what disclosures are required for entities that originate, hold, guarantee, service or invest in loan products whose terms may give rise to a concentration of credit risk. Non-traditional loan products expose the originator, holder, investor, guarantor or servicer to higher credit risk than traditional loan products. Typical features of non-traditional loan products may include high loan-to-value ratios and interest or principal repayments that are less than the repayments for fully amortizing loans of an equivalent term. FSP 94-6-1 was effective upon its issuance and did not have a material impact on the Company's financial position or disclosures.

         In February 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is continuing to evaluate the impact of this pronouncement but does not expect that the guidance will have a material effect on the Company's financial position or results of operations.

         In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140 ("SFAS No. 140" and "SFAS No. 156"). SFAS No. 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt SFAS No. 156 for the fiscal year beginning January 1, 2007 and is evaluating the impact of this pronouncement.

         In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company believes that implementation of the provisions of the new interpretation will not have a significant impact on the Company's financial position or results of operations.

(2)      Share-Based Compensation

         During 2003, the Company adopted the prospective method for fair value recognition of SFAS No. 123 for all options granted after January 1, 2003. Options granted prior to January 1, 2003 continued to be accounted for under APB No. 25 and related interpretations. On January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective application. Accordingly, prior period amounts have not been restated. Upon adoption of SFAS No. 123R, the Company recognized through earnings, the fair value of the remaining unvested portion of options granted prior to January 1, 2003 that were accounted for under the provisions of APB No. 25, in addition to options that were currently being expensed under the provisions of SFAS No. 123. The following table further illustrates the impact of implementing SFAS No. 123R on the Company.

                                                         For the three month   For the six month
                                                                period ended        period ended
                                                               June 30, 2006       June 30, 2006
                                                        -----------------------------------------
         Share-based compensation calculated under
              the expensing provisions of SFAS No. 123
              (adopted prospectively January 1, 2003)                   $101                $170
         Incremental share-based compensation
             required under the expensing provisions
             provisions of SFAS No. 123R (unvested
             portion of options granted prior to
             January 1, 2003)                                             73                 135
                                                                        ----                ----
         Total share-based compensation (pre-tax)                       $174                $305
                                                                        ====                ====

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R for all periods presented using the Black-Scholes option valuation model to stock-based employee compensation.

                                                             For the Three Months   For the Six Months Ended
                                                                   June 30,                 June 30,
                                                            -------------------------------------------------
                                                                  2006        2005         2006        2005
                                                                  ----        ----         ----        ----
          Reported net income available to shareholders         $3,790      $4,830       $7,963      $9,943
          Add: Total stock-based employee compensation
                expense included in reported net income
                (net of tax)                                       152           5          266          10
          Deduct: Total stock-based employee
               compensation expense determined under
               fair value method (net of tax)                     (152)       (106)        (266)       (208)
                                                                ------      ------       ------      ------
          Pro forma net income available to shareholders        $3,790      $4,729       $7,963      $9,745
                                                                ======      ======       ======      ======

          Earnings per share:
          Basic - as reported                                   $ 0.19      $ 0.25       $ 0.40      $ 0.52
          Basic - pro forma                                     $ 0.19      $ 0.24       $ 0.40      $ 0.51

          Diluted - as reported                                 $ 0.18      $ 0.24       $ 0.38      $ 0.49
          Diluted - pro forma                                   $ 0.18      $ 0.23       $ 0.38      $ 0.48

         The purpose of the Company's stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, advisory directors, employees and other persons to promote the success of the Company. Under the Company's Stock Plans, options expire ten years after the date of grant, unless terminated earlier under the option terms. A Committee of non-employee directors has the authority to determine the conditions upon which the options granted will vest. Options are granted at the then fair market value of the Company's stock and typically will vest evenly over five years. The grant date fair value is calculated using the Black-Scholes option valuation model. The fair value of options granted after January 1, 2006 will be expensed using the straight-line method as permitted by SFAS No. 123R.

         A summary of award activity under the stock option plans as of June 30, 2006 and changes during the six-month period is presented below:

                                                                                     Weighted
                                                                         Number      Exercise
                                                                     of Options         Price        Options
                                                                    Outstanding     Per Share    Exercisable
                                                                    -----------     ---------    -----------
         January 1, 2006                                              3,325,152       $  9.63      2,934,965
             Granted                                                     43,560       $ 17.94
             Exercised                                                 (425,336)      $  5.61
             Expired                                                     (7,678)      $ 17.26
             Exchanged in Advantage acquisition                         168,905       $  7.76
                                                                      ---------
         June 30, 2006                                                3,104,603       $ 10.17      2,682,020
                                                                      =========

         The weighted average remaining contractual term was approximately 4.3 years for stock options outstanding and 3.8 years for stock options exercisable as of June 30, 2006.

         As of June 30, 2006, there was $735,000 of total unrecognized compensation cost related to nonvested options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.01 years.

         The total intrinsic value (the excess of the market price over the exercise price) was $19.5 million for stock options outstanding and $17.8 million for stock options exercisable at June 30, 2006.

         The amount of cash received from the exercise of stock options for the three and six month periods ended June 30, 2006 was $1.4 million and $2.4 million, respectively. The total tax benefit for the three and six month periods ended June 30, 2006 was approximately $1.3 million and $1.5 million respectively.

         During the six months ended June 30, 2006, the Company granted 43,560 options. The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option valuation model which uses the assumptions noted in the following table. The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the stock option was estimated using the historical exercise behavior of employees at a particular level of management who were granted options with a ten year term. Stock options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected volatility was based on the historical volatility for a period of three years ending on the date of grant. Utilizing a period greater than this was not representative of the Company's view of its current stock volatility. There were no option grants during the first half of 2005.


         Weighted average fair value of options granted during the quarter    $ 6.62
         Weighted average risk-free rate of return                              5.19%
         Weighted average expected option life in months                         120
         Weighted average expected volatility                                     29%
         Expected dividends                                                        -

(3)      Acquisition

         On January 19, 2006, the Company acquired Advantage Bank ("Advantage"). The merger agreement permitted Advantage shareholders to elect to receive either $19.00 in cash or .87 shares of Sun common stock subject to adjustment or proration under certain circumstances. The merger agreement also provided for an overall requirement that 50 percent of the outstanding Advantage shares be exchanged for the Company's common stock. Accordingly, the Company paid Advantage stockholders $17.3 million in cash and issued approximately 832,000 shares of the Company's common stock. On the date of merger, Advantage's assets totaled approximately $164 million, net loans receivable were approximately $124 million, investments securities were approximately $29 million and total deposits were approximately $148 million. The Company recorded $23.4 million in goodwill and $3.4 million in intangible assets. Included in goodwill was $1.9 million relating to the fair value of stock options exchanged.

(4)      Investment Securities

         The amortized cost of investment securities and the approximate fair value were as follows:

                                                                               June 30, 2006
                                                            ---------------------------------------------------
                                                                             Gross         Gross      Estimated
                                                            Amortized   Unrealized    Unrealized           Fair
                                                                 Cost        Gains        Losses          Value
                                                                 ----        -----        ------          -----
         Available for Sale
         ------------------
           U.S. Treasury obligations                         $ 29,887            -      $    (13)      $ 29,874
           U.S. Government agencies and
             mortgage-backed securities                       440,051            -       (11,822)       428,229
           State and municipal obligations                     42,355         $143          (521)        41,977
           Other                                                2,216            -             -          2,216
                                                             --------         ----      --------       --------
                 Total                                       $514,509         $143      $(12,356)      $502,296
                                                             ========         ====      ========       ========

         Held to Maturity
         ----------------
           Mortgage-backed securities                        $ 28,169            -      $ (1,084)       $27,085
           Other                                                  500            -             -            500
                                                             --------         ----      --------        -------
                 Total                                       $ 28,669            -      $ (1,084)       $27,585
                                                             ========         ====      ========        =======

                                                                              December 31, 2005
                                                            ---------------------------------------------------
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
                                                             ========         ====      ========       ========

         The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2006 and December 31, 2005:

                                                                June 30, 2006
                             -----------------------------------------------------------------------------------
                                Less than 12 Months           12 Months or Longer                 Total
                             ------------------------     -------------------------    -------------------------
                               Fair Value  Unrealized       Fair Value   Unrealized      Fair Value   Unrealized
                                               Losses                        Losses                       Losses
       U.S. Treasury
          obligations            $ 29,874      $ (13)               -            -         $ 29,874    $    (13)
       U.S. Government
          agencies and
          mortgage-backed
          securities               56,948       (883)         $398,366    $(12,023)         455,314     (12,906)
       State and municipal
          obligations              23,400       (300)            5,861        (221)          29,261        (521)
                                 --------    -------          --------    --------         --------    --------
             Total               $110,222    $(1,196)         $404,227    $(12,244)        $514,449    $(13,440)
                                 ========    =======          ========    ========         ========    ========


                                                              December 31, 2005
                             -----------------------------------------------------------------------------------
                                Less than 12 Months           12 Months or Longer                 Total
                             ------------------------    ---------------------------    ------------------------
                               Fair Value  Unrealized       Fair Value    Unrealized     Fair Value   Unrealized
                                               Losses                         Losses                      Losses
       U.S. Treasury
          obligations            $ 48,963      $ (35)         $ 10,129     $   (110)       $ 59,092    $   (145)
       U.S. Government
          agencies and
          mortgage-backed
          securities              102,670     (1,003)          514,745      (10,850)        617,415     (11,853)
       State and municipal
          obligations              15,975       (238)            3,381         (116)         19,356        (354)
                                 --------    -------          --------     --------        --------    --------
             Total               $167,608    $(1,276)         $528,255     $(11,076)       $695,863    $(12,352)
                                 ========    =======          ========     ========        ========    ========

         At June 30, 2006, 99.9% of the unrealized losses in the security portfolio were comprised of securities issued by U.S. Government agencies, U.S. Government sponsored agencies and other securities rated investment grade by at least one bond credit rating service. The unrealized losses are due to increases in market interest rates over yields since the time the underlying securities were purchased. Recovery of fair value is expected as the securities approach their maturity date or if valuations for such securities improve as market yields change. Management considers the length of time and the extent to which fair value is less than cost, the credit worthiness and near-term prospects of the issuer, among other things, in determining the nature of the decline in market value of the securities. As the Company has the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for a recovery of amortized cost, which may be maturity, no decline is deemed to be other than temporary. At June 30, 2006, the gross unrealized loss in the category 12 months or longer of $12.2 million consisted of 84 securities having an aggregate unrealized loss of 2.9%. The securities represented Federal Agency issues and 13 securities currently rated Aaa by at least one bond credit rating service. At June 30, 2006, securities in a gross unrealized loss position for less than 12 months consisted of 77 securities having an aggregate unrealized loss of 1.1% from the Bank's amortized cost basis.

 (5)     Loans

         The components of loans as of June 30, 2006 and December 31, 2005 were as follows:

                                                                       June 30, 2006       December 31, 2005
                                                                       -------------       -----------------
         Commercial and industrial                                        $1,898,976              $1,732,202
         Home equity                                                         206,642                 155,561
         Second mortgages                                                     77,802                  53,881
         Residential real estate                                              27,509                  30,162
         Other                                                                84,347                  78,410
                                                                          ----------              ----------
           Total gross loans                                               2,295,276               2,050,216
         Allowance for loan losses                                           (24,680)                (22,463)
                                                                          ----------              ----------
           Net Loans                                                      $2,270,596              $2,027,753
                                                                          ==========              ==========

         Non-accrual loans                                                $   11,447              $    9,957
                                                                          ==========              ==========

(6)      Allowance for Loan Losses

         Changes in the allowance for loan losses were as follows:

                                                                    For the six month
                                                                         period ended     For the year ended
                                                                        June 30, 2006      December 31, 2005
                                                                        -------------      -----------------
         Balance, beginning of period                                         $22,463                $22,037
         Charge-offs                                                             (916)                (2,641)
         Recoveries                                                               374                    757
           Net charge-offs                                                       (542)                (1,884)
         Provision for loan losses                                              1,500                  2,310
         Purchased allowance from bank acquisition                              1,259                      -
                                                                              -------                -------
         Balance, end of period                                               $24,680                $22,463
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

         Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

                                                                        June 30, 2006      December 31, 2005
                                                                        -------------      -----------------
         Impaired loans with related allowance for loan
            losses calculated under SFAS No. 114                              $10,220                $ 7,954
           Impaired loans with no related allowance for loan
            losses calculated under SFAS No. 114                                2,627                 10,061
                                                                              -------                -------
               Total impaired loans                                           $12,847                $18,015
                                                                              =======                =======
         Valuation allowance related to impaired loans                        $ 2,608                $ 2,381
                                                                              =======                =======

                                                                           For the six                For the
                                                                          months ended             year ended
                                                                         June 30, 2006      December 31, 2005
                                                                         -------------      -----------------
         Average impaired loans                                                $19,492                $31,181
                                                                               =======                =======
         Interest income recognized on impaired loans                          $   394                $   994
                                                                               =======                =======
         Cash basis interest income recognized on impaired loans               $    55                $   494
                                                                               =======                =======


(7)      Real Estate Owned

         Real estate owned at June 30, 2006 and December 31, 2005 was as follows:

                                                                         June 30, 2006      December 31, 2005
                                                                         -------------      -----------------
         Commercial properties                                                       -                 $1,066
         Residential properties                                                   $669                     62
         Bank properties                                                             -                    321
                                                                                  ----                 ------
           Total                                                                  $669                 $1,449
                                                                                  ====                 ======

         During the second quarter of 2006, the Company sold commercial real estate with a carrying value at December 31, 2005 of $1.1 million. A $74,000 loss was recognized on this property at the time of sale. During the first quarter of 2006, the Company sold an unoccupied branch property and recognized a loss of $14,000.

(8)      Deposits

         Deposits consist of the following major classifications:


                                                                        June 30, 2006      December 31, 2005
                                                                        -------------      -----------------
         Demand deposits - interest bearing                                $  820,691             $  886,773
         Demand deposits - non-interest bearing                               510,772                529,878
         Savings deposits                                                     345,261                386,821
         Time certificates under $100,000                                     583,154                443,535
         Time certificates $100,000 or more                                   326,156                224,641
                                                                           ----------             ----------
           Total                                                           $2,586,034             $2,471,648
                                                                           ==========             ==========

(9)      Junior Subordinated Debentures Held by Trusts that Issued Capital Debt

         The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Trust as of June 30, 2006:


                              Capital Securities                         Junior Subordinated Debentures
                  -----------------------------------------------------------------------------------------------
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

(10)     Earnings Per Share

         Basic earnings per share is computed by dividing net income, by the weighted average number of shares of common stock net of treasury shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock net of treasury shares outstanding increased by the weighted average dilutive common stock options outstanding reduced by the number of common shares that are assumed to have been purchased by the Company with the proceeds from the exercise of the options (treasury stock method) along with the assumed tax benefit from the exercise of non-qualified options and the average unrecognized compensation expense for unvested options. These purchases were assumed to have been made at the average market price of the common stock, which is based on the daily closing price. Retroactive recognition has been given to market values, common stock outstanding and potential common shares for periods prior to the date of the Company's stock dividends.

         Earnings per share for the periods presented are as follows:

                                                                             For the                   For the
                                                                        Three Months                Six Months
                                                                      Ended June 30,            Ended June 30,
                                                                      --------------            --------------
                                                                   2006         2005         2006         2005
                                                                   ----         ----         ----         ----

         Net income                                              $3,790       $4,830       $7,963       $9,943

         Dilutive stock options outstanding                   2,953,186    3,172,997    3,127,191    3,285,633

         Average exercise price per share                        $ 9.48       $ 9.10       $ 9.30       $ 8.99

         Average market price                                    $17.24       $19.83       $18.07       $20.68

         Average common shares outstanding                   20,361,974   19,037,677   20,074,566   18,973,780

         Increase in shares due to exercise of
         options - diluted basis                                946,967    1,234,085    1,079,806    1,331,230
                                                             ----------   ----------   ----------   ----------
         Adjusted shares outstanding - diluted               21,308,941   20,271,762   21,154,372   20,305,010
                                                             ==========   ==========   ==========   ==========

         Basic earnings per share                                $ 0.19       $ 0.25       $ 0.40       $ 0.52

         Diluted earnings per share                              $ 0.18       $ 0.24       $ 0.38       $ 0.49

         Options that could potentially dilute basic EPS
         in the future that were not included in the
         computation of diluted EPS because to do so
         would have been antidilutive for the period
         presented                                              179,163       23,045      156,931        8,163
                                                             ==========   ==========   ==========   ==========


(11)     Derivative Financial Instruments.

         The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of June 30, 2006, derivative financial instruments have been entered into to hedge the interest rate risk associated with certain fixed rate commercial loans. In general, the derivative transactions fall into one of two types, a bank hedge of a specific fixed rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Bank hedges a specific fixed rate loan, the derivative is executed for periods that match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third party.

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

         Information pertaining to outstanding interest rate swap agreements was as follows:

                                                                          June 30,
                                                                 --------------------------
                                                                     2006       2005
                                                                     ----       ----
         Notional amount                                          $41,123    $30,930

         Weighted average pay rate                                  6.62%      6.54%

         Weighted average receive rate                              7.08%      5.12%

         Weighted average maturity in years                           7.0        7.4

         Unrealized gain (loss) relating to interest rate swaps   $ 2,008    $ (768)

         Customer Derivatives

         The Company also enters into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client's variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At June 30, 2006 and 2005, the notional amount of such arrangements was $480.0 million and $140.1 million, respectively. As the interest rate swaps with the clients and third parties are not designated as hedges under SFAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no net earnings impact. The Company earned $458,000 and $824,000 from facilitating customer derivative transactions during the three and six month periods ended June 30, 2006.

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

THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY, UNLESS REQUIRED TO DO SO UNDER FEDERAL SECURITIES LAWS.

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

         Accounting for Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors, accounting standards, and the tax laws. In June of 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). The Company will incorporate the interpretation of the FIN 48 with the existing accounting policy at the time of required adoption for fiscal years beginning after December 15, 2006.

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

         Share-Based Compensation. The Company accounts for stock based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. Under the fair value provisions of SFAS No. 123R, stock based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock based awards at grant date requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company's stock. In addition, judgment is required in estimating the amount of stock based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company's Consolidated Financial
Statements. See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding stock based compensation expense.

Overview

         During the quarter, the Company announced several new initiatives that will significantly contribute to our improved performance goal:

          o A staff reduction across the entire organization of approximately 8% of the workforce was completed resulting in a one-time severance related charge of $400,000 for the quarter ended June 30, 2006. Concurrently, there was a salary reduction for senior executives and the board of directors.
          o The Company has engaged a consultant to develop a program to build a cohesive, bank-specific sales culture and process that is expected to enhance revenue growth in the retail side of the Company beginning in the forth quarter of 2006.

          o The Company continues to evaluate the scope and efficiency of its branch network and has identified a total of five branches that are expected to be sold or consolidated over the balance of 2006.
          o    Several  of  the  Company's  major   operating   services  vendor
               contracts  were  renegotiated  to more  competitive  rates.
          o    The Company continues to review and evaluate  non-interest income opportunities. Several fee enhancements that are expected to increase fee income starting in the third quarter 2006 were identified and implemented in the latter part of the second quarter.

Financial Condition

         Total assets increased $104.2 million or 3.4% from $3.11 billion at December 31, 2005 to $3.21 billion at June 30, 2006. Cash and cash equivalents increased $10.7 million, net loans receivable increased $242.8 million and investment securities available for sale decreased $174.3 million. On January 19, 2006, the Company acquired Advantage Bank. On the date of merger, Advantage's assets totaled approximately $164 million, net loans receivable were approximately $124 million, investments securities were approximately $29 million and total deposits were approximately $148 million. The Company recorded $23.4 million in goodwill and $3.4 million in intangible assets. Included in goodwill was $1.9 million relating to the fair value of stock options exchanged.

         Investment securities available for sale decreased $174.3 million or 25.8%, from $676.6 million at December 31, 2005 to $502.3 million at June 30, 2006. The decrease was primarily the result of the planned reduction of investment securities through normal maturities, calls or principal repayments with the proceeds used to supplement loan funding. The investment securities portfolio is expected to remain relatively stable through the remainder of 2006.

         Net loans receivable at June 30, 2006 were $2.27 billion, an increase of $242.8 million from $2.03 billion at December 31, 2005. In January 2006, the Company acquired approximately $124 million in loans as a result of the Advantage acquisition and experienced approximately $83.1 million in prepayments during the first half of 2006. Year to date loan growth adjusted for the acquisition and prepayments was approximately 10.0%. The ratio of allowance for loan losses to total loans was 1.08% at June 30, 2006 compared to 1.10% at December 31, 2005.

         Non-performing loans were $11.7 million at June 30, 2006 compared to $10.1 million at December 31, 2005. The ratio of allowance for loan losses to total non-performing loans was 210.1% at June 30, 2006 compared to 221.9% at December 31, 2005. Non-performing assets were $12.4 million at June 30, 2006 compared to $11.6 million at December 31, 2005. The ratio of non-performing assets to total loans and real estate owned was 0.54% at June 30, 2006 compared to 0.56% at December 31, 2005.

         Other assets increased $4.7 million from $9.7 million at December 31, 2005, to $14.4 million at June 30, 2006. This is primarily a result of an increase in the current federal income tax asset of $1.7 million, an increase of $2.4 million in the fair market value of the Company's interest rate swaps accounted for as fair value hedges, an increase of $596,000 in prepaid expenses, and an increase of $608,000 in accrued interest on commercial loan derivative products.

         Total deposits were $2.59 billion at June 30, 2006, reflecting a $114.4 million increase from December 31, 2005. During the first quarter, the Company acquired approximately $148 million in deposits as a result of the Advantage acquisition. Core deposits, which excludes all certificates greater than $100,000, represented 87.4% and 90.9% of total deposits at June 30, 2006 and December 31, 2005, respectively. The Company has experienced a change in the composition of deposits with a decline in savings and demand deposits and an increase in higher cost time deposits. Time deposits rates have continued to rise commensurate with increases in short term interest rates by the Federal Reserve during the six months ended June 30, 2006. The Company believes this trend will continue for the remaining half of 2006 as the competitive environment for deposits continues to be intense.

         Total shareholders' equity increased $32.0 million, from $295.7 million at December 31, 2005, to $327.7 million at June 30, 2006. The increase was primarily the result of net income of $8.0 million for the six month period ended June 30, 2006, the acquisition of Advantage which increased equity by $19.8 million, and stock option exercises which increased equity $3.6 million.

Liquidity and Capital Resources

         Liquidity management is a daily and long-term business function. The Company's liquidity, represented in part by cash and cash equivalents, is a product of its operating, investing and financing activities. Proceeds from repayment and maturities of loans, sales and maturities of investment securities, net income and increases in deposits and borrowings are the primary sources of liquidity for the Company.

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

         The Company's primary uses of funds are the origination of loans, the funding of the Company's maturing certificates of deposit, deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the 12 months ending June 30, 2007 total $718.5 million. The Company will continue to price certificates of deposit for retention as well as provide fixed rate funding in the expected rising rate environment. However, based on market conditions and other liquidity considerations, it may also avail itself of the secondary borrowings discussed above. During the six months ended June 30, 2006, net loans grew approximately $242.8 million or 12.0% of which approximately $124 million is attributable to the Advantage acquisition. The Company anticipates that cash and cash equivalents on hand, the cash flow from assets, particularly investment securities, as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $96.1 million at June 30, 2006, the Company's estimated cash flow from securities with maturities of less than one year and principal payments from mortgage-backed securities over the next twelve months totaled $144.6 million. The Company has additional secured borrowing capacity with the FHLB of approximately $114.7 million and other sources of approximately $30.4 million. The FHLB provides a reliable source of funds with a wide variety of terms and structures. Management will continue to monitor the Company's liquidity and maintain it at a level deemed adequate but not excessive.

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

         As part of its capital plan, the Company, through its deconsolidated trust subsidiaries, issued trust preferred securities that qualify as Tier 1 or core capital of the Company. These securities are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2006, the full amount of the Company's $105.0 million in trust preferred securities qualify as Tier 1.

Disclosures about Commercial Commitments

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at June 30, 2006 was $66.8 million, and the portion of the exposure not covered by collateral was approximately $17.1 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company's experience to date.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2006 and
2005

         Overview. Net income for the second quarter of 2006 was $3.8 million or $0.18 per diluted share, down from $4.8 million or $0.24 per diluted share in the second quarter of 2005. The decrease in net income was primarily due to an increase in non-interest expense of $2.3 million offset by an increase in net interest income of $1.0 million and a decrease in income taxes of $380,000. Net interest margin for the three months ended June 30, 2006 remained flat in comparison to the same period in 2005.

         Net Interest Income. Net interest income (on a tax-equivalent basis) increased $1.0 million, or 4.1% to $25.3 million for the three months ended June 30, 2006 from $24.3 million for the same period in 2005. Net interest income (on a tax-equivalent basis) increased $2.1 million due to volume, offset by a $1.1 million decrease as a result of an increase in interest rates. The $2.1 million volume increase was due to an increase of $120.7 million in the average balance of interest-earning assets offset by an $89.3 million increase in the average balance of interest-bearing liabilities. The offsetting $1.1 million decrease was due to an increase of 105 basis points in the average cost of interest-bearing deposits, or $4.6 million, and an increase of 150 basis points in the average cost of borrowings, or $799,000, offset by an increase of 86 basis points in the average yield on interest-earning assets or $4.3 million.

         The interest rate spread and net interest margin (on a tax-equivalent basis) for the three months ended June 30, 2006 was 2.89% and 3.48%, respectively, compared to 3.09% and 3.48%, respectively, for the same period in 2005. The yield on average interest-earning assets increased 86 basis points from 5.43% for the three months ended June 30, 2005 to 6.29% for the same period in 2006, while the cost of funds on average interest-bearing liabilities increased 106 basis points from 2.34% for the three months ended June 30, 2005 to 3.40% for the same period in 2006. The decrease in interest rate spread reflects the impact of increasing rates, continued intense market competitiveness for both loans and deposits, and the flat yield curve.

The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                At or for the three months ended  At or for the three months ended
                                                         June 30, 2006                    June 30, 2005
                                                 -------------------------------  -------------------------------
                                                    Average             Average       Average            Average
                                                    Balance  Interest Yield/Cost     Balance  Interest Yield/Cost
                                                    -------  -------- ----------     -------  -------- ----------
Interest-earning assets:
       Loans receivable (1), (2):
          Commercial and industrial               $1,868,587  $33,000  7.06 %      $1,649,491  $26,278   6.37 %
          Home equity                                194,103    3,176  6.54           130,754    1,753   5.36
          Second mortgage                             75,059    1,168  6.22            47,846      760   6.35
          Residential real estate                     28,784      588  8.17            26,728      558   8.35
          Other                                       86,047    1,782  8.28            71,477    1,330   7.44
                                                  ----------  -------              ----------  -------
                Total loans receivable             2,252,580   39,714  7.05         1,926,296   30,679   6.37
       Investment securities (3)                     627,863    5,671  3.61           817,461    6,843   3.35
       Interest-bearing deposit with banks            10,970      129  4.70             6,627       42   2.54
       Federal funds sold                             18,803      232  4.94            39,088      290   2.97
                                                  ----------  -------              ----------  -------
                Total interest-earning assets      2,910,216   45,746  6.29         2,789,472   37,854   5.43
                                                  ----------                       ----------

       Cash and due from banks                        79,224                           88,877
       Bank properties and equipment                  43,610                           37,177
       Goodwill and intangible assets                160,002                          137,712
       Other assets                                   57,154                           52,883
                                                  ----------                       ----------
            Non-interest-earning assets              339,990                          316,649
                                                  ----------                       ----------
                Total assets                      $3,250,206                       $3,106,121
                                                  ==========                       ==========

Interest-bearing liabilities:
       Interest-bearing deposit accounts:
               Interest-bearing demand deposits   $  863,264    5,891  2.73 %      $  858,076    3,639   1.70 %
               Savings deposits                      343,974    1,284  1.49           427,971    1,253   1.17
               Time deposits                         889,277    8,789  3.95           687,472    4,991   2.90
                                                  ----------  -------              ----------  -------
                Total interest-bearing
                  deposit accounts                 2,096,515   15,964  3.05         1,973,519    9,883   2.00
                                                  ----------  -------              ----------  -------
       Borrowed money:
               Federal funds purchased                 7,967      109  5.47             2,536       20   3.15
               Securities sold under agreements
                 to repurchase                        39,671      422  4.25            73,122      421   2.30
               FHLB advances                         149,761    1,748  4.67           191,722    1,987   4.15
               Junior subordinated debentures        108,250    2,110  7.80            77,322    1,248   6.46
               Obligations under capital lease         5,357       98  7.32                 -        -      -
                                                  ----------  -------              ----------  -------
                Total borrowings                     311,006    4,487  5.77           344,702    3,676   4.27
                                                  ----------  -------              ----------  -------
                Total interest-bearing liabilities 2,407,521   20,451  3.40         2,318,221   13,559   2.34
                                                  ----------  -------              ----------  -------

Non-interest-bearing demand deposits                 503,081                          487,508
Other liabilities                                     14,258                           15,738
                                                  ----------                       ----------
            Non-interest-bearing liabilities         517,339                          503,246
                                                  ----------                       ----------
                Total liabilities                  2,924,860                        2,821,467

Shareholders' equity                                 325,346                          284,654
                                                  ----------                       ----------
                Total liabilities and
                  shareholders' equity            $3,250,206                       $3,106,121
                                                  ==========                       ==========
Net interest income                                           $25,295                          $24,295
                                                              =======                          =======
Interest rate spread (4)                                               2.89 %                            3.09 %
                                                                     ======                            ======
Net interest margin (5)                                                3.48 %                            3.48 %
                                                                     ======                            ======
Ratio of average interest-earning assets to
    average interest-bearing liabilities                             120.88 %                          120.33 %
                                                                     ======                            ======

-------------------------
(1)  Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 35% marginal federal tax rate for all periods.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                                       Three Months Ended June 30,
                                                              2006 vs. 2005
                                                  ------------------------------------
                                                           Increase (Decrease)
                                                                Due to
                                                  ------------------------------------
                                                     Volume         Rate         Net
                                                     ------         ----         ---
Interest income
  Loans receivable:
     Commercial and industrial                       $3,699      $ 3,023      $6,722
     Home equity                                        978          445       1,423
     Second mortgage                                    424          (16)        408
     Residential real estate                             43          (13)         30
     Other                                              291          161         452
                                                     ------      -------      ------
         Total loans receivable                       5,435        3,600       9,035

  Investment securities                              (1,681)         509      (1,172)
  Interest-bearing deposits accounts                     38           49          87
  Federal funds sold                                   (194)         136         (58)
                                                     ------      -------      ------
         Total interest-earning assets               $3,598      $ 4,294      $7,892
                                                     ======      =======      ======

Interest expense
  Interest-bearing deposit accounts:
    Interest-bearing demand deposit                  $   22      $ 2,230      $2,252
    Savings deposits                                   (274)         305          31
    Time deposits                                     1,702        2,096       3,798
                                                     ------      -------      ------
         Total interest-bearing deposit accounts      1,450        4,631       6,081

  Borrowed money:
     Federal funds purchased                             67           22          89
     Securities sold under agreements to repurchase    (250)         251           1
     FHLB advances                                     (471)         232        (239)
     Junior subordinated debentures                     568          294         862
     Obligations under capital lease                     98            -          98
                                                     ------      -------      ------
         Total borrowed money                            12          799         811
         Total interest-bearing liabilities           1,462        5,430       6,892
                                                     ------      -------      ------
Net change in net interest income                    $2,136      $(1,136)     $1,000
                                                     ======      =======      ======

         Interest income (on a tax-equivalent basis) increased $7.9 million, or 20.8%, to $45.7 million for the three months ended June 30, 2006 from $37.9 million for the same period in 2005. The increase in interest income was due to an increase in interest rates, which increased the yield on average interest-earning assets by 86 basis points, or $4.3 million, and a 4.3% increase in the average balance of interest-earning assets which produced an increase in interest income of $3.6 million.

         Interest expense increased $6.9 million, or 50.7%, to $20.5 million for the three months ended June 30, 2006 compared to $13.6 million for the same period in 2005. The increase in interest expense was due to an increase in interest rates, which increased the cost of average interest-bearing liabilities by 106 basis points, or $5.4 million, and a 3.9% increase in the average balance of interest-bearing liabilities which produced an increase in interest expense of $1.5 million.

         Provision for Loan Losses. For the three months ended June 30, 2006, the provision for loan losses was $875,000, compared to $765,000 for the same period in 2005. The provision recorded is the amount necessary to bring the allowance for loan losses to a level deemed appropriate by management based on the current risk profile of the portfolio. The Company focuses on its loan portfolio management and credit review process to address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

         Non-Interest Income. Non-interest income, excluding the prior year gain on sale of investment securities of $809,000, increased $787,000 for the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005. This was primarily the result of an increase in service charges on deposit accounts of $322,000, third-party investment and advisory services of $128,000, debit card interchange fees of $76,000, and gain on the sale of loans of $60,000.

         Non-Interest Expenses. Non-interest expenses increased $2.3 million or 10.8% for the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005. Of this increase, approximately $0.9 million is due to the incremental expenses resulting from the January 2006 Advantage acquisition which consist primarily of the following:

                                                                      For the      Expenses of  Internally
                                                           Three Months Ended   Newly Acquired   Generated
                                                                     June 30,             Bank    Variance
                                                         -------------------------------------------------
                                                             2006        2005
                                                             ----        ----
 NON-INTEREST EXPENSES:
  Salaries and employee benefits
     Salaries and employee benefits                       $11,637     $10,859             $488      $  290
     One-time severance related charges                       400           -                -         400
     Stock option expenses directly related to
        the adoption of SFAS No. 123R                          73           -                -          73
                                                          -------     -------             ----      ------
           Total salaries and employee benefits            12,110      10,859              488         763
  Occupancy expense                                         2,849       2,648              130          71
  Equipment expense                                         2,084       1,883               63         138
  Data processing expense                                   1,103       1,061                7          35
  Advertising expense                                         537         506                2          29
  Amortization of intangible assets                         1,193       1,117               99         (23)
  Real estate owned expense, net                              167          24                -         143
  Other                                                     3,598       3,221               73         304
                                                          -------     -------             ----      ------
           Total non-interest expenses                    $23,641     $21,319             $862      $1,460
                                                          =======     =======             ====      ======

         Non-interest expense, excluding the expenses of Advantage, increased $1.5 million or 6.8% for the three-month period ended June 30, 2006 compared to the same period in 2005. The increase was primarily a result of a $763,000 increase in salaries and employee benefits which increased mainly as a result of $400,000 in severance related charges for the quarter and $73,000 in stock option expenses directly related to the adoption of SFAS No. 123R on January 1, 2006. Other expenses increased $304,000 primarily as a result of an increase of $159,000 in professional fees relating to non-performing assets. Real estate owned expense increased $143,000 as the Company sold a commercial real estate property and incurred expenses of $139,000.

         Income Taxes. Income taxes decreased $380,000 for the three months ended June 30, 2006 as compared to the same period in 2005. The decrease resulted from lower pre-tax earnings.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

         Overview. Net income decreased by $1.9 million, or 19.2% for the six months ended June 30, 2006 to $8.0 million from $9.9 million for the six months ended June 30, 2005. The decrease in net income was primarily due to an increase in non-interest expense of $4.2 million offset by an increase in net interest income of $1.2 million, an increase in non-interest income of $179,000, and a decrease in income taxes of $975,000.

         Net Interest Income. Net interest income (on a tax-equivalent basis) increased $1.1 million, or 2.3% to $49.9 million for the six months ended June 30, 2006 from $48.8 million for the same period in 2005. Net interest income (on a tax-equivalent basis) increased $4.0 million due to volume offset by a $2.9 million decrease as a result of an increase in interest rates. The $4.0 million volume increase was due to an increase of $129.1 million in the average balance of interest-earning assets offset by a $106.4 million increase in average balance of interest-bearing liabilities. The offsetting $2.9 million decrease was due to an increase of 101 basis points in the average cost of interest-bearing deposits, or $9.1 million, and 160 basis points in the average cost of interest-bearing borrowings, or $1.9 million, offset by an increase of 79 basis points in the average yield on interest-earning assets, or $8.1 million.

         The interest rate spread and net interest margin (on a tax-equivalent basis) for the six months ended June 30, 2006 was 2.88% and 3.44%, respectively, compared to 3.14% and 3.52%, respectively, for the same period in 2005. The yield on the average interest-earning assets increased 79 basis points from 5.34% for the six months ended June 30, 2005 to 6.13% for the same period in 2006, while the cost of funds on average interest-bearing liabilities increased 105 basis points from 2.20% for the six months ended June 30, 2005 to 3.25% for the same period in 2006. The decrease in interest rate spread reflects the impact of increasing rates, continued intense market competitiveness for both loans and deposits, and the flat yield curve.

         The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

                                                 At or for the six months ended   At or for the six months ended
                                                         June 30, 2006                    June 30, 2005
                                                 -------------------------------  -------------------------------
                                                    Average            Average       Average            Average
                                                    Balance  Interest Yield/Cost     Balance  Interest Yield/Cost
                                                    -------  -------- ----------     -------  -------- ----------
Interest-earning assets:
       Loans receivable (1), (2):
          Commercial and industrial               $1,840,366  $63,594  6.91 %      $1,633,501  $51,413   6.29 %
          Home equity                                182,378    5,919  6.49           128,425    3,252   5.06
          Second mortgage                             70,766    2,167  6.12            48,524    1,516   6.25
          Residential real estate                     29,126    1,210  8.31            26,486    1,033   7.80
          Other                                       84,259    3,419  8.12            69,552    2,541   7.31
                                                  ----------  -------              ----------  -------
               Total loans receivable              2,206,895   76,309  6.92         1,906,488   59,755   6.27
       Investment securities (3)                     660,568   11,811  3.58           836,300   13,838   3.31
       Interest-bearing deposit with banks            11,667      274  4.70             6,528       73   2.24
       Federal funds sold                             22,250      512  4.60            22,966      330   2.87
                                                  ----------  -------              ----------  -------
               Total interest-earning assets       2,901,380   88,906  6.13         2,772,282   73,996   5.34
                                                  ----------                       ----------
       Cash and due from banks                        79,659                           83,717
       Bank properties and equipment                  43,460                           36,985
       Goodwill and intangible assets                155,863                          136,259
       Other assets                                   57,718                           53,271
                                                  ----------                       ----------
            Non-interest-earning assets              336,700                          310,232
                                                  ----------                       ----------
               Total assets                       $3,238,080                       $3,082,514
                                                  ==========                       ==========

Interest-bearing liabilities:
       Interest-bearing deposit accounts:
             Interest-bearing demand deposits     $  872,853   11,236  2.57 %      $  831,324    6,347   1.53 %
             Savings deposits                        358,286    2,650  1.48           435,239    2,374   1.09
             Time deposits                           835,738   15,725  3.76           670,437    9,286   2.77
                                                  ----------  -------              ----------  -------
               Total interest-bearing deposit
                 deposit accounts                  2,066,877   29,611  2.87         1,937,000   18,007   1.86
                                                  ----------  -------              ----------  -------
       Borrowed money:
             Federal funds purchased                   6,235      162  5.20             6,042       89   2.95
             Securities sold under agreements
               to repurchase                          40,938      828  4.05            71,467      741   2.07
             FHLB advances                           178,670    4,104  4.59           205,350    4,020   3.92
             Junior subordinated debentures          105,516    4,020  7.62            77,322    2,374   6.14
             Obligations under capital lease           5,378      327  7.30                 -        -      -
                                                  ----------  -------              ----------  -------
               Total borrowings                      336,737    9,441  5.61           360,181    7,224   4.01
                                                  ----------  -------              ----------  -------
               Total interest-bearing liabilities  2,403,614   39,052  3.25         2,297,181   25,231   2.20
                                                  ----------  -------              ----------  -------

Non-interest-bearing demand deposits                 499,684                          487,711
Other liabilities                                     15,860                           14,533
                                                  ----------                       ----------
            Non-interest-bearing liabilities         515,544                          502,244
                                                  ----------                       ----------
               Total liabilities                   2,919,158                        2,799,425

Shareholders' equity                                 318,922                          283,089
                                                  ----------                       ----------
               Total liabilities and
                 shareholders' equity             $3,238,080                       $3,082,514
                                                  ==========                       ==========

Net interest income                                           $49,854                          $48,765
                                                              =======                          =======
Interest rate spread (4)                                               2.88 %                            3.14 %
                                                                       ====                              ====
Net interest margin (5)                                                3.44 %                            3.52 %
                                                                       ====                              ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities                             120.71 %                          120.68 %
                                                                     ======                            ======

-------------------------
(1)  Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 35% marginal federal tax rate for all periods.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                                          Six Months Ended June 30,
                                                                 2006 vs. 2005
                                                    -----------------------------------
                                                              Increase (Decrease)
                                                                    Due to
                                                    -----------------------------------
                                                        Volume        Rate         Net
Interest income
  Loans receivable:
     Commercial and industrial                        $  6,870    $  5,311    $ 12,181
     Home equity                                         1,597       1,070       2,667
     Second mortgage                                       682         (31)        651
     Residential real estate                               107          70         177
     Other                                                 576         302         878
                                                      --------    --------    --------
        Total loans receivable                           9,832       6,722      16,554

  Investment securities                                 (3,075)      1,048      (2,027)
  Interest-bearing deposits accounts                        84         117         201
  Federal funds sold                                       (11)        193         182
                                                      --------    --------    --------
        Total interest-earning assets                 $  6,830    $  8,080    $ 14,910
                                                      ========    ========    ========

Interest expense
  Interest-bearing deposit accounts:
    Interest-bearing demand deposit                   $    332    $  4,557    $  4,889
    Savings deposits                                      (469)        745         276
    Time deposits                                        2,624       3,815       6,439
                                                      --------    --------    --------
        Total interest-bearing deposit accounts          2,487       9,117      11,604

  Borrowed money:
     Federal funds purchased                                 3          70          73
     Securities sold under agreements to
            repurchase                                    (410)        497          87
     FHLB advances                                        (561)        645          84
     Junior subordinated debentures                        991         655       1,646
     Obligations under capital lease                       327           -         327
                                                      --------    --------    --------
        Total borrowed money                               350       1,867       2,217
        Total interest-bearing liabilities               2,837      10,984      13,821
                                                      --------    --------    --------
Net change in net interest income                     $  3,993    $ (2,904)   $  1,089
                                                      ========    ========    ========

         Interest income (on a tax-equivalent basis) increased by $14.9 million, to $88.9 million for the six months ended June 30, 2006 from $74.0 million for the same period in 2005. The increase in interest income was due to a 4.7%, or $129.1 million, increase in the average balance of interest-earning assets which produced an increase in interest income of $6.8 million along with an increase in interest rates, which increased the yield on average interest-earning assets by 79 basis points, or $8.1 million.

         Interest expense increased $13.9 million, or 55.2%, to $39.1 million for the six months ended June 30, 2006 compared to $25.2 million for the same period in 2005. The increase in interest expense was due to an increase in interest rates, which increased the cost of average interest-bearing liabilities by 105 basis points, or $11.0 million and a $106.4 million, or 4.6%, increase in the average balance of interest-bearing liabilities which produced an increase in interest expense of $2.9 million.

         Provision for Loan Losses. For the six months ended June 30, 2006, the provision for loan losses was $1.5 million, compared to $1.3 million for the same period in 2005.

         Non-Interest Income. Non-interest income, excluding the decrease from prior year gain on sale of investment securities of $829,000, increased $1.0 million or 11.8% to $9.5 million for the six-month period ended June 30, 2006 compared to $8.5 million for the six-month period ended June 30, 2005. The six-month period ended June 30, 2006 was impacted by an increase of $260,000 in income earned on commercial loan derivative products, an increase of $232,000 on third-party investment and advisory services, and an increase in service charges on deposit accounts of $208,000. These increases are offset by a decrease of $829,000 on gain on sale of investment securities.

         Non-Interest Expenses. Non-interest expenses increased $4.2 million, or 9.9% to $45.9 million for the six months ended June 30, 2006 as compared to $41.8 million for the same period in 2005. Of this increase, approximately $1.5 million is due to the incremental expenses resulting from the January 2006 Advantage acquisition which consists primarily of the following:

                                                                       For the     Expenses of   Internally
                                                              Six Months Ended  Newly Acquired    Generated
                                                                      June 30,            Bank     Variance
                                                    -------------------------------------------------------
                                                             2006         2005
NON-INTEREST EXPENSES:
  Salaries and employee benefits
     Salaries and employee benefits                       $23,051      $21,103          $  765       $1,183
     One-time severance related charges                       400            -               -          400
     Stock option expenses directly related to
       the adoption of SFAS No. 123R                          136            -               -          136
                                                          -------      -------          ------       ------
           Total salaries and employee benefits            23,587       21,103             765        1,719
  Occupancy expense                                         5,793        5,727             221         (155)
  Equipment expense                                         4,011        3,861             108           42
  Data processing expense                                   2,162        1,992               8          162
  Advertising expense                                         955          731               7          217
  Amortization of intangible assets                         2,381        2,264             178          (61)
  Real estate owned expense, net                              140         (116)              -          256
  Other                                                     6,885        6,191             193          501
                                                          -------      -------          ------       ------
    Total non-interest expenses                           $45,914      $41,753          $1,480       $2,681
                                                          =======      =======          ======       ======

         Non-interest expense, excluding the expenses of Advantage, increased $2.7 million or 6.3% for the six-month period ended June 30, 2006 compared to the same period in 2005. The increase was primarily a result of a $1.7 million increase in salaries and employee benefits which increased primarily as a result of $400,000 in severance related charges in the second quarter 2006 and $136,000 in stock option expenses directly related to the adoption of SFAS No. 123R on January 1, 2006. Other expenses increased $501,000 primarily as a result of an increase of $151,000 in professional fees relating to non-performing assets, an increase in loan related expenditures such as document filing fees and credit bureau reports of $173,000, and an increase of $118,000 in insurance premiums. Real estate owned expense increased $256,000 as the Company sold its only commercial real estate property in the second quarter 2006 and incurred expenses of $139,000 where as for the six months ended 2005, the Company had reported a gain on sale of real estate of $116,000.

           Income Taxes. Income taxes decreased $975,000 million for the six months ended June 30, 2006 as compared to the same period in 2005. The increase resulted primarily from lower pre-tax earnings.

Recent Accounting Pronouncements

         On December 19, 2005, the FASB issued ASB Staff Position ("FSP") 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. FSP 94-6-1 addresses whether, under existing guidance, non-traditional loan products represent a concentration of credit risk and what disclosures are required for entities that originate, hold, guarantee, service or invest in loan products whose terms may give rise to a concentration of credit risk. Non-traditional loan products expose the originator, holder, investor, guarantor or servicer to higher credit risk than traditional loan products. Typical features of non-traditional loan products may include high loan-to-value ratios and interest or principal repayments that are less than the repayments for fully amortizing loans of an equivalent term. FSP 94-6-1 was effective upon its issuance and did not have a material impact on the Company's financial position or disclosures.

         In February 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This
Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is continuing to evaluate the impact of this pronouncement but does not expect that the guidance will have a material effect on the Company's financial position or results of operations.

         In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140 ("SFAS No. 140" and "SFAS No. 156"). SFAS No. 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt SFAS No. 156 for the fiscal year beginning January 1, 2007 and is evaluating the impact of this pronouncement.

         In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company believes that implementation of the provisions of the new interpretation will not have a significant impact on the Company's financial position or results of operations.

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

         At June 30, 2006, total interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing during the same time period by $129.8 million, representing a positive one-year gap ratio of 4.04%. All amounts are categorized by their actual maturity, anticipated call or repricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

         The following table shows the Company's estimated earnings sensitivity profile versus the most likely rate forecast from Global Insights as of June 30, 2006:

         Change in Interest Rates       Percentage Change in Net Interest Income
              (Basis Points)                             Year 1
              --------------                             ------
                   +200                                  +1.7%
                   +100                                  +0.9%
                   -100                                  -0.9%
                   -200                                  -1.8%

         Derivative Financial Instruments. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of June 30, 2006, derivative financial instruments have been entered into to hedge the interest rate risk associated with certain fixed rate commercial loans. In general, the derivative transactions fall into one of two types, a bank hedge of a specific fixed rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Bank hedges a specific fixed rate loan, the derivative is executed for periods that match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third party.

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

Information pertaining to outstanding interest rate swap agreements was as follows:

                                                                 June 30,
                                                           -------------------
                                                              2006       2005
                                                              ----       ----
Notional amount                                            $41,123    $30,930

Weighted average pay rate                                    6.62%      6.54%

Weighted average receive rate                                7.08%      5.12%

Weighted average maturity in years                             7.0        7.4

Unrealized gain (loss) relating to interest rate swaps     $ 2,008    $ (768)

Customer Derivatives

         The Company entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client's variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At June 30, 2006 and 2005, the notional amount of such arrangements was $480.0 million and $140.1 million, respectively. As the interest rate swaps with the clients and third parties are not designated as hedges under SFAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no net earnings impact. The Company earned $458,000 and $824,000 from facilitating customer derivative transactions during the three and six month periods ended June 30, 2006.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         The Company is not engaged in any legal proceedings of a material nature at June 30, 2006. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

         Not applicable

ITEM 3.  Defaults upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the shareholders of the Company was held on May 18, 2006 and the following matters were voted on:

          1)   Election of Directors

                                                                      VOTE
                                                FOR                 WITHHELD
                                                ---                 --------
               Thomas A. Bracken             16,071,364            1,542,610
               Bernard A. Brown              16,019,932            1,594,042
               Ike Brown                     16,042,679            1,571,295
               Jeffrey S. Brown              14,364,422            3,249,552
               Sidney R. Brown               16,042,855            1,571,119
               John A. Fallone               16,174,366            1,439,608
               Peter Galetto Jr.             16,066,566            1,547,408
               Douglas J. Heun               16,083,361            1,530,613
               Charles P. Kaempffer          16,079,273            1,534,701
               Anne E. Koons                 15,952,540            1,661,434
               Eli Kramer                    16,069,944            1,544,030
               Alfonse M.Mattia              16,079,495            1,534,479
               George A. Pruitt              16,081,684            1,532,290
               Anthony Russo III             16,066,690            1,547,284
               Edward H. Salmon              16,054,150            1,559,824
               Howard M. Schoor              15,883,935            1,730,039



          2) Amendment to the Company's Amended and Restated Certificates of Incorporation to increase the number of authorized shares of common stock, par value $1.00, from 25,000,000 shares to 50,000,000 shares.

                      FOR                     AGAINST                ABSTAIN
                      ---                     -------                -------
                   15,515,844                2,067,917               30,213

          3) Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 2006.

                      FOR                     AGAINST                ABSTAIN
                      ---                     -------                -------
                   17,578,604                 21,420                 13,950


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


                                            Sun Bancorp, Inc.
                                            (Registrant)




Date: August 9, 2006                    /s/Thomas A. Bracken
                                        -------------------------------------
                                        Thomas A. Bracken
                                        President and Chief Executive Officer




Date: August 9, 2006                    /s/Dan A. Chila
                                        -------------------------------------
                                        Dan A. Chila
                                        Executive Vice President and
                                        Chief Financial Officer