Form 10-Q
period 2006-09-30
SUN BANCORP INC /NJ/
filed 2006-11-08
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0 - 20957

SUN BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	52-1382541
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

226 Landis Avenue, Vineland, New Jersey 08360
(Address of principal executive offices)
(Zip Code)

(856) 691 - 7700
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes ☐ No ☒

Common Stock, $1.00 Par Value - 20,479,867 Shares Outstanding at November 7, 2006

SUN BANCORP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	September 30,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$81,489	$74,387
Interest-bearing bank balances	15,541	2,707
Federal funds sold	21,541	8,368
Cash and cash equivalents	118,571	85,462
Investment securities available for sale (amortized cost of $491,339 and $688,073 at September 30, 2006 and December 31, 2005, respectively)	483,280	676,630
Investment securities held to maturity (estimated fair value of $26,494 and $31,734 at September 30, 2006 and December 31, 2005, respectively)	27,258	32,445
Loans receivable (net of allowance for loan losses of $25,785 and $22,463 at September 30, 2006 and December 31, 2005, respectively)	2,325,259	2,027,753
Restricted equity investments	17,969	19,991
Bank properties and equipment, net	42,575	42,110
Real estate owned	600	1,449
Accrued interest receivable	16,912	15,148
Goodwill	128,351	104,891
Intangible assets, net	29,762	29,939
Deferred taxes, net	5,053	6,761
Bank owned life insurance	56,965	55,627
Other assets	11,862	9,683
Total assets	$3,264,417	$3,107,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$2,636,954	$2,471,648
Advances from the Federal Home Loan Bank (FHLB)	108,889	124,546
Securities sold under agreements to repurchase - FHLB	-	60,000
Securities sold under agreements to repurchase - customers	51,423	59,021
Obligations under capital lease	5,337	5,400
Junior subordinated debentures	108,250	77,322
Other liabilities	17,715	14,299
Total liabilities	2,928,568	2,812,236

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $1 par value, 50,000,000 shares authorized, 20,457,101 and 18,168,530 shares issued at September 30, 2006 and December 31, 2005, respectively	20,457	18,169
Additional paid-in capital	304,285	264,152
Retained earnings	16,340	20,757
Accumulated other comprehensive loss	(5,233)	(7,425)
Total shareholders’ equity	335,849	295,653
Total liabilities and shareholders’ equity	$3,264,417	$3,107,889

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$41,576	$31,981	$117,885	$91,736
Interest on taxable investment securities	4,351	6,381	14,943	18,545
Interest on non-taxable investment securities	450	249	1,047	1,139
Interest and dividends on restricted equity investments	285	223	861	622
Interest on federal funds sold	166	522	678	852
Total interest income	46,828	39,356	135,414	112,894

INTEREST EXPENSE
Interest on deposits	17,479	11,391	47,090	29,398
Interest on borrowed funds	2,153	2,118	7,574	6,968
Interest on junior subordinated debentures	2,197	1,331	6,217	3,705
Total interest expense	21,829	14,840	60,881	40,071

Net interest income	24,999	24,516	74,533	72,823

PROVISION FOR LOAN LOSSES	1,317	500	2,817	1,790
Net interest income after provision for loan losses	23,682	24,016	71,716	71,033

NON-INTEREST INCOME
Service charges on deposit accounts	3,188	2,245	7,934	6,783
Other service charges	80	88	238	203
Gain on sale of bank properties and equipment	-	-	-	100
Gain on sale of loans	220	318	664	748
(Loss) gain on sale of investment securities	-	-	(20)	809
Gain on derivative instruments	154	491	978	1,056
Other	1,626	1,470	4,940	4,190
Total non-interest income	5,268	4,612	14,734	13,889

NON-INTEREST EXPENSES
Salaries and employee benefits	10,650	10,701	34,237	31,804
Occupancy expense	2,982	2,758	8,775	8,485
Equipment expense	1,945	1,959	5,956	5,820
Data processing expense	1,226	1,064	3,388	3,056
Advertising expense	303	412	1,276	1,202
Amortization of intangible assets	1,193	1,117	3,574	3,381
Real estate owned expense, net	86	40	226	(76)
Other	3,205	3,128	10,072	9,260
Total non-interest expenses	21,590	21,179	67,504	62,932

INCOME BEFORE INCOME TAXES	7,360	7,449	18,946	21,990

INCOME TAXES	2,503	2,455	6,126	7,053

NET INCOME	$4,857	$4,994	$12,820	$14,937

Basic Earnings Per Share	$0.24	$0.26	$0.63	$0.78
Diluted Earnings Per Share	$0.23	$0.25	$0.60	$0.73
Weighted Average Shares - Basic	20,431,220	19,048,105	20,194,757	19,036,794
Weighted Average Shares - Diluted	21,382,752	20,308,659	21,233,019	20,344,611

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2006 and 2005
(In thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

BALANCE, JANUARY 1, 2006	$18,169	$264,152	$20,757	$(7,425)	$-	$295,653
Comprehensive income:
Net income	-	-	12,820	-	-	12,820
Unrealized gains on available for sale securities net of reclassification adjustment, net of tax (see Note 1)	-	-	-	2,192	-	2,192
Comprehensive income						15,012
Exercise of stock options	439	2,167	-	-	-	2,606
Excess tax benefit related to stock options	-	1,534	-	-	-	1,534
Issuance of common stock	47	825	-	-	-	872
Common stock issued in acquisition	832	16,997	-	-	-	17,829
Stock options exchanged in acquisition	-	1,954	-	-	-	1,954
Share-based compensation	-	409	-	-	-	409
Stock dividends	970	16,247	(17,217)	-	-	-
Cash paid for fractional interests resulting from stock dividend	-	-	(20)	-	-	(20)
BALANCE, SEPTEMBER 30, 2006	$20,457	$304,285	$16,340	$(5,233)	$-	$335,849

BALANCE, JANUARY 1, 2005	$17,205	$244,108	$21,718	$(2,765)	$(1,046)	$279,220
Comprehensive income:
Net income	-	-	14,937	-	-	14,937
Unrealized losses on available for sale securities net of reclassification adjustment, net of tax (see Note 1)	-	-	-	(3,611)	-	(3,611)
Comprehensive income						11,326
Exercise of stock options	147	(1,094)	-	-	-	(947)
Excess tax benefit related to stock options	-	1,437	-	-	-	1,437
Issuance of common stock	26	506	-	-	-	532
Stock dividends	771	18,657	(20,474)	-	1,046	-
Cash paid for fractional interests resulting from stock dividend	-	-	(8)	-	-	(8)
BALANCE, SEPTEMBER 30, 2005	$18,149	$263,614	$16,173	$(6,376)	$-	$291,560

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$12,820	$14,937
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,817	1,790
Depreciation and amortization	3,922	3,484
Net accretion of investments securities	(711)	(36)
Amortization of intangible assets	3,574	3,381
Write down of book value of fixed assets and real estate owned	85	64
Loss (gain) on sale of investment securities available for sale	20	(809)
Gain on sale of bank properties and equipment	-	(100)
Loss (gain) on sale of real estate owned	115	(199)
Gain on sale of loans	(664)	(748)
Increase in cash value of bank owned life insurance (BOLI)	(1,338)	(1,199)
Deferred income taxes	(703)	108
Share-based compensation	409	51
Shares contributed to employee benefit plans	446	-
Proceeds from the sale of loans	45,500	51,444
Originations of loans held for sale	(46,316)	(51,608)
Excess tax benefit related to stock options	(1,534)	(1,437)
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	(1,008)	(2,795)
Other assets	698	(7,027)
Other liabilities	1,191	913
Net cash provided by operating activities	19,323	10,214
INVESTING ACTIVITIES
Purchases of investment securities available for sale	(121,721)	(170,270)
Purchases of investment securities held to maturity	(500)	-
Redemption of restricted equity securities	2,224	692
Proceeds from maturities, prepayments or calls of investment securities available for sale	325,698	205,185
Proceeds from maturities, prepayments or calls of investment securities held to maturity	5,897	7,680
Proceeds from sale of investment securities available for sale	25,498	26,705
Net increase in loans	(176,616)	(92,625)
Purchase of bank properties and equipment	(2,048)	(3,807)
Net proceeds from the sale of bank properties and equipment	-	100
Net proceeds from sale of real estate owned	1,337	1,673
Net cash paid for bank acquisition	(15,101)	-
Net cash provided by (used in) investing activities	44,668	(24,667)
FINANCING ACTIVITIES
Net decrease in deposits	17,292	77,202
Net repayments under lines of credit and repurchase agreements	(83,318)	(38,339)
Excess tax benefit from share-based compensation	1,534	1,437
Proceeds from exercise of stock options	2,606	490
Proceeds from issuance of subordinated debt	30,928	-
Payments of fractional interests resulting from stock dividend	(20)	(8)
Proceeds from issuance of common stock	96	532
Net cash (used in) provided by financing activities	(30,882)	41,314
NET INCREASE IN CASH AND CASH EQUIVALENTS	33,109	26,861
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,462	74,902
CASH AND CASH EQUIVALENTS, END OF PERIOD	$118,571	$101,763

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$55,009	$39,733
Income taxes paid	$4,236	$6,147

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:
Transfer of loans to real estate owned	$669	$-
Net assets acquired and purchase adjustments in bank acquisition	$34,884	$-
Value of shares issued in bank acquisition	$7,829	$-
Fair value of options exchanged in bank acquisition	$1,954	$-

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All dollar amounts presented in the tables, except per share amounts, are in thousands)

(1) Summary of Significant Accounting Policies

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Sun Bancorp, Inc. and its subsidiaries (the “Company”). Its principal wholly owned subsidiary is Sun National Bank (the “Bank”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other period.

Reclassifications - Certain items previously reported in the 2005 financial statements have been reclassified to conform to the current presentation. In particular, during the quarter, the Company reclassifed certain cash flows from loans held for sale as operating activities, whereas in prior periods, these cash flows were classified as investing activities. All prior period amounts have been restated to conform to this presentation.

Use of Estimates in the Preparation of Financial Statements - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for loan losses, goodwill, intangible assets, deferred tax asset valuation allowance and derivative financial instruments. Actual results could differ from those estimates.

Stock Dividend - On April 20, 2006, the Company’s Board of Directors declared a 5% stock dividend paid on May 18, 2006 to shareholders of record on May 8, 2006. Accordingly, per share data have been adjusted for all periods presented.

Share-Based Compensation - Stock based compensation is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). The Company adopted SFAS No. 123R on January 1, 2006. The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period using the straight-line method. The grant date fair value is calculated using the Black-Scholes option valuation model. Prior to January 1, 2006, the Company accounted for stock based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as adopted prospectively on January 1, 2003 and in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.

Other Comprehensive Income - The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period. These reclassifications are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Unrealized holding gains (losses) on securities available for sale arising during the period	4,154	(1,968)	3,364	(4,551)
Reclassification adjustment for net gains (losses) included in net income	-	-	20	(809)
Net change in unrealized loss on securities available for sale	4,154	(1,968)	3,384	(5,360)
Tax effect	(1,450)	691	(1,192)	1,749
Net unrealized gains (losses) on securities available for sale, net of tax	2,704	(1,277)	2,192	(3,611)

Recent Accounting Pronouncements - On December 19, 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. FSP 94-6-1 addresses whether, under existing guidance, non-traditional loan products represent a concentration of credit risk and what disclosures are required for entities that originate, hold, guarantee, service or invest in loan products whose terms may give rise to a concentration of credit risk. Non-traditional loan products expose the originator, holder, investor, guarantor or servicer to higher credit risk than traditional loan products. Typical features of non-traditional loan products may include high loan-to-value ratios and interest or principal repayments that are less than the repayments for fully amortizing loans of an equivalent term. FSP 94-6-1 was effective upon its issuance and did not have a material impact on the Company’s financial position or disclosures.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is continuing to evaluate the impact of this pronouncement but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS No. 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt SFAS No. 156 for the fiscal year beginning January 1, 2007 and is evaluating the impact of this pronouncement.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company is continuing to evaluate the impact of this interpretation but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is continuing to evaluate the impact of this pronouncement but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. This guidance is effective for the calendar year ending 2006. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The Company is currently evaluating the impact of SAB No. 108 but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

 (2) Share-Based Compensation

During 2003, the Company adopted the prospective method for fair value recognition of SFAS No. 123 for all options granted after January 1, 2003. Options granted prior to January 1, 2003 continued to be accounted for under APB No. 25 and related interpretations.  On January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective application. Accordingly, prior period amounts have not been restated. Upon adoption of SFAS No. 123R, the Company began to recognize through earnings, the fair value of the remaining unvested portion of options granted prior to January 1, 2003 that were accounted for under the provisions of APB No. 25, in addition to options that were currently being expensed under the provisions of SFAS No. 123. The following table further illustrates the impact of implementing SFAS No. 123R on the Company.

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Share-based compensation calculated under the expensing provisions of SFAS No. 123 (adopted prospectively January 1, 2003)	$81	$251
Incremental share-based compensation required under the expensing provisions of SFAS No. 123R (unvested portion of options granted prior to January 1, 2003)	23	158
Total share-based compensation (pre-tax)	$104	$409

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R for all periods presented using the Black-Scholes option valuation model to stock-based employee compensation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Reported net income available to shareholders	$4,857	$4,994	$12,820	$14,937
Add:
Total share-based employee compensation expense included in reported net income (net of tax)	94	41	360	51
Deduct:
Total share-based employee compensation expense determined under fair value method (net of tax)	(94)	(102)	(360)	(311)
Pro forma net income available to shareholders	$4,857	$4,933	$12,820	$14,677

Earnings per share:
Basic - as reported	$0.24	$0.26	$0.63	$0.78
Basic - pro forma	$0.24	$0.26	$0.63	$0.77
Diluted - as reported	$0.23	$0.25	$0.60	$0.73
Diluted - pro forma	$0.23	$0.24	$0.60	$0.72

The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, advisory directors, employees and other persons to promote the success of the Company. Under the Company’s Stock Plans, options expire ten years after the date of grant, unless terminated earlier under the option terms. A committee of non-employee directors has the authority to determine the conditions upon which the options granted will vest. Options are granted at the then fair market value of the Company’s stock and typically will vest evenly over five years. The grant date fair value is calculated using the Black-Scholes option valuation model. The fair value of options granted after January 1, 2006 will be expensed using the straight-line method as permitted by SFAS No. 123R.

A summary of award activity under the stock option plans as of September 30, 2006 and changes during the nine month period is presented below:

	Number of Stock Options	Weighted Average Exercise Price Per	Number of Stock Options
	Outstanding	Share	Exercisable
January 1, 2006	3,325,152	$9.63	2,934,965
Granted	78,560	$18.33
Exercised	(459,027)	$5.68
Expired	(17,920)	$17.50
Exchanged in Advantage acquisition	168,908	$7.76
September 30, 2006	3,095,673	$10.28	2,898,223

The weighted average remaining contractual term was approximately 4.1 years for stock options outstanding and 3.8 years for stock options exercisable as of September 30, 2006.

As of September 30, 2006, there was $848,000 of total unrecognized compensation cost related to nonvested options granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 2.3 years.

The total intrinsic value (the excess of the market price over the exercise price) was $26.7 million for stock options outstanding and $26.5 million for stock options exercisable at September 30, 2006.

The amount of cash received from the exercise of stock options for the three and nine month periods ended September 30, 2006 was $221,000 and $2.6 million, respectively. The total tax benefit for the three and nine month periods ended September 30, 2006 was approximately $48,000 and $1.5 million, respectively.

During the nine months ended September 30, 2006 and 2005, the Company granted 78,560 stock options and 130,200 stock options, respectively. The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option valuation model which uses the assumptions noted in the following table. The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the stock option was estimated using the historical exercise behavior of employees at a particular level of management who were granted options with a ten year term. Stock options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected volatility was based on the historical volatility for a period of three years ending on the date of grant. Utilizing a period greater than this was not representative of the Company’s view of its current stock volatility.

Weighted average fair value of options granted during the year	$6.32
Weighted average risk-free rate of return	5.04%
Weighted average expected option life in months	114
Weighted average expected volatility	28.0%
Expected dividends	$-

(3) Acquisition, Sales and Consolidations

On January 19, 2006, the Company acquired Advantage Bank (“Advantage”). The merger agreement permitted Advantage shareholders to elect to receive either $19.00 in cash or .87 shares of Sun common stock subject to adjustment or proration under certain circumstances. The merger agreement also provided for an overall requirement that 50 percent of the outstanding Advantage shares be exchanged for the Company’s common stock. Accordingly, the Company paid Advantage stockholders $17.3 million in cash and issued approximately 832,000 shares of the Company’s common stock. On the date of merger, Advantage’s assets totaled approximately $164 million, net loans receivable were approximately $124 million, investments securities were approximately $29 million and total deposits were approximately $148 million. The Company recorded $23.4 million in goodwill and $3.4 million in intangible assets. Included in goodwill was $1.9 million relating to the fair value of stock options exchanged.

In July 2006, the Company announced a sales and consolidation initiative involving five identified branches. It is anticipated that two branches will be consolidated during the fourth quarter 2006 and the remaining three will be sold during the first quarter 2007.

(4) Investment Securities

The amortized cost of investment securities and the approximate fair value were as follows:

	September 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
U.S. Treasury obligations	$29,910	$-	$(57)	$29,853
U.S. Government agencies and mortgage-backed securities	408,441	-	(8,097)	400,344
State and municipal obligations	50,976	400	(305)	51,071
Other	2,012	-	-	2,012
Total available for sale investment securities	491,339	400	(8,459)	483,280

Held to Maturity
U.S. Government agencies and mortgage-backed securities	26,508	-	(764)	25,744
Other	750	-	-	750
Total held to maturity investment securities	27,258	-	(764)	26,494

Total investment securities	$518,597	$400	$(9,223)	$509,774

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
U.S. Treasury obligations	$59,237	$-	$(145)	$59,092
U.S. Government agencies and mortgage-backed securities	596,823	-	(11,142)	585,681
State and municipal obligations	28,050	198	(354)	27,894
Other	3,963	-	-	3,963
Total available for sale investment securities	688,073	198	(11,641)	676,630

Held to Maturity
U.S. Government agencies and mortgage-backed securities	32,445	-	(711)	31,734
Total held to maturity investment securities	32,445	-	(711)	31,734

Total investment securities	$720,518	$198	$(12,352)	$708,364

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2006 and December 31, 2005:

	September 30, 2006
	Less than 12 Months		12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$29,853	$(57)	$		$-	$29,853	$(57)
U.S. Government agencies and mortgage-backed securities	33,339	(596)		392,749	(8,265)	426,088	(8,861)
State and municipal obligations	16,437	(65)		9,010	(240)	25,447	(305)
Total	$79,629	$(718)		$401,759	$(8,505)	$481,388	$(9,223)

	December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$48,963	$(35)	$10,129	$(110)	$59,092	$(145)
U.S. Government agencies and mortgage-backed securities	102,670	(1,003)	514,745	(10,850)	617,415	(11,853)
State and municipal obligations	15,975	(238)	3,381	(116)	19,356	(354)
Total	$167,608	$(1,276)	$528,255	$(11,076)	$695,863	$(12,352)

At September 30, 2006, 99.6% of the gross unrealized losses in the security portfolio were comprised of securities issued by U.S. Government agencies, U.S. Government sponsored agencies and other securities rated investment grade by at least one bond credit rating service.  The unrealized losses are due to increases in market interest rates over yields since the time the underlying securities were purchased. Recovery of fair value is expected as the securities approach their maturity date or if valuations for such securities improve as market yields change. Management considers the length of time and the extent to which fair value is less than cost, the credit worthiness and near-term prospects of the issuer, among other things, in determining the nature of the decline in market value of the securities. As the Company has the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for a recovery of amortized cost, which may be maturity, no decline is deemed to be other than temporary. At September 30, 2006, the gross unrealized loss in the category 12 months or longer of $8.5 million consisted of 91 securities having an aggregate unrealized loss of 2.1% of the Bank’s amortized cost basis.  The securities represented Federal Agency issues and 16 securities currently rated Aaa by at least one bond credit rating service.  At September 30, 2006, securities in a gross unrealized loss position for less than 12 months consisted of 51 securities having an aggregate unrealized loss of 0.9% of the Bank’s amortized cost basis.

(5) Loans

The components of loans as of September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
Commercial and industrial	$1,927,964	$1,732,202
Home equity	222,473	155,561
Second mortgages	78,251	53,881
Residential real estate	33,460	30,162
Other	88,896	78,410
Total gross loans	2,351,044	2,050,216
Allowance for loan losses	(25,785)	(22,463)
Net loans	$2,325,259	$2,027,753

Non-accrual loans	$14,073	$9,957

Non-accrual loans increased $4.1 million or 41.3 % at September 30, 2006 as compared to December 31, 2005.  The increase was primarily due to three unrelated relationships whose credits totaled $3.7 million.  The Company believes that the loans are well secured and in the process of collection.  The Company does not feel that this increase is indicative of a trend that will continue into the fourth quarter.

(6) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	For the Nine Months Ended September 30, 2006	For the Year Ended December 31, 2005
Balance, beginning of period	$22,463	$22,037
Charge-offs	(1,281)	(2,641)
Recoveries	527	757
Net charge-offs	(754)	(1,884)
Provision for loan losses	2,817	2,310
Purchased allowance from bank acquisition	1,259	-
Balance, end of period	$25,785	$22,463

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

Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

	September 30, 2006	December 31, 2005
Impaired loans with related allowance for loan losses calculated under SFAS No. 114	$8,871	$7,954
Impaired loans with no related allowance for loan losses calculated under SFAS No. 114	5,748	10,061
Total impaired loans	$14,619	$18,015

Valuation allowance related to impaired loans	$2,580	$2,381

	For the Nine Months Ended September 30, 2006	For the Year Ended December 31, 2005
Average impaired loans	$20,233	$31,181
Interest income recognized on impaired loans	$543	$994
Cash basis interest income recognized on impaired loans	$85	$494

(7) Real Estate Owned

Real estate owned at September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005
Commercial properties	$-	$1,066
Residential properties	600	62
Bank properties	-	321
Total	$600	$1,449

During the nine months ended September 30, 2006, the Company sold various unrelated real estate properties with carrying values totaling $1.5 million resulting in recognized net losses of approximately $115,000. Recognized net gains during the nine months ended September 30, 2005 were $199,000.

(8) Deposits

Deposits consist of the following major classifications:

	September 30, 2006	December 31, 2005
Demand deposits - interest bearing	$823,333	$886,773
Demand deposits - non-interest bearing	524,694	529,878
Savings deposits	350,802	386,821
Time certificates under $100,000	597,859	443,535
Time certificates $100,000 or more	340,266	224,641
Total	$2,636,954	$2,471,648

(9) Junior Subordinated Debentures Held by Trusts that Issued Capital Debt

The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Trust as of September 30, 2006:

	Capital Securities			Junior Subordinated Debentures
Issuer Trust	Issuance Date	Stated Value	Distribution Rate	Principal Amount	Maturity	Redeemable Beginning
Sun Trust III	April 22, 2002	$20,000	6-mo LIBOR plus 3.70%	$20,619	April 22, 2032	April 22, 2007
Sun Trust IV	July 7, 2002	10,000	3-mo LIBOR plus 3.65%	10,310	October 7, 2032	July 7, 2007
Sun Trust V	December 18, 2003	15,000	3-mo LIBOR plus 2.80%	15,464	December 30, 2033	December 30, 2008
Sun Trust VI	December 19, 2003	25,000	3-mo LIBOR plus 2.80%	25,774	January 23, 2034	January 23, 2009
CBNJ Trust I	December 19, 2002	5,000	3-mo LIBOR plus 3.35%	5,155	January 7, 2033	January 7, 2008
Sun Trust VII	January 17, 2006	30,000	6.24% Fixed	30,928	March 15, 2036	March 15, 2011
		$105,000		$108,250

While the capital securities are deconsolidated in accordance with GAAP, they continue to qualify as Tier 1 capital under federal regulatory guidelines. In March 2005, the Federal Reserve amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of trust preferred securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule will, effective March 31, 2009, limit capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Management has developed a capital plan for the Company and the Bank that should allow the Company and the Bank to maintain “well-capitalized” regulatory capital levels.

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

 (10) Earnings Per Share

Basic earnings per share is computed by dividing net income, by the weighted average number of shares of common stock net of treasury shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock net of treasury shares outstanding increased by the weighted average dilutive common stock options outstanding reduced by the number of common shares that are assumed to have been purchased by the Company with the proceeds from the exercise of the options (treasury stock method) along with the assumed tax benefit from the exercise of non-qualified options and the average unrecognized compensation expense for unvested options. These purchases were assumed to have been made at the average market price of the common stock, which is based on the daily closing price. Retroactive recognition has been given to market values, common stock outstanding and potential common shares for periods prior to the date of the Company’s stock dividends.

Earnings per share for the periods presented are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$4,857	$4,994	$12,820	$14,937

Average common shares outstanding	20,431,220	19,048,105	20,194,757	19,036,794
Net effect of dilutive stock options	951,532	1,260,554	1,038,262	1,307,817
Adjusted average shares outstanding - dilutive	21,382,752	20,308,659	21,233,019	20,344,611

Basic earnings per share	$0.24	$0.26	$0.63	$0.78
Dilutive earnings per share	$0.23	$0.25	$0.60	$0.73

Dilutive stock options outstanding	2,931,623	3,274,207	3,061,182	3,281,782
Average exercise price	$9.67	$9.45	$9.42	$9.15
Average market price	$17.86	$20.33	$18.00	$20.56

There were 159,293 and 8,163 stock options outstanding during the three months ended September 30, 2006 and 2005, respectively, that were not included in the computation of diluted EPS because the stock options’ exercise prices were greater than the average market price of the common shares for the respective periods. There were 157,722 and 8,163 stock options outstanding during the nine months ended September 30, 2006 and 2005, respectively, that were not included in the computation of diluted EPS because the stock options’ exercise prices were greater than the average market price of the common shares for the respective periods.

(11) Derivative Financial Instruments.

The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of September 30, 2006, derivative financial instruments have been entered into to hedge the interest rate risk associated with certain fixed rate commercial loans. In general, the derivative transactions fall into one of two types, a bank hedge of a specific fixed rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Bank hedges a specific fixed rate loan, the derivative is executed for periods that match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third party.

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

For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. Currently, the Company only participates in fair value hedges.

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

Information pertaining to outstanding interest rate swap agreements was as follows:

	September 30,
	2006	2005
Notional amount	$44,261,945	$35,201,182
Weighted average pay rate	6.69%	6.57%
Weighted average receive rate	7.31%	5.85%
Weighted average maturity in years	6.6	7.3
Unrealized gain (loss) relating to interest rate swaps	$682,622	$121,812

Customer Derivatives

The Company also enters into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At September 30, 2006 and 2005, the notional amount of such arrangements was $511.5 million and $253.2 million, respectively. As the interest rate swaps with the clients and third parties are not designated as hedges under SFAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no net earnings impact. The Company earned $154,000 and $978,000 from facilitating customer derivative transactions during the three and nine month periods ended September 30, 2006, respectively, as compared to $491,000 and $1.1 million for the same periods in 2005.

THE COMPANY MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL “FORWARD-LOOKING STATEMENTS,” INCLUDING STATEMENTS CONTAINED IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS QUARTERLY REPORT ON FORM 10-Q AND THE EXHIBITS THERETO), IN ITS REPORTS TO SHAREHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY’S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY’S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY’S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS’ PRODUCTS AND SERVICES; THE IMPACT OF CHANGES IN FINANCIAL SERVICES’ LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, RISK-BASED CAPITAL GUIDELINES AND REPORTING INSTRUCTIONS, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY, UNLESS REQUIRED TO DO SO UNDER FEDERAL SECURITIES LAWS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (All dollar amounts presented in the tables, except per share amounts, are in thousands.)

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of the financial condition and results of operations are based on the unaudited condensed consolidated financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those described below. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Loan Losses. Through the Bank, the Company originates loans that it intends to hold for the foreseeable future or until maturity or repayment. The Bank may not be able to collect all principal and interest due on these loans. Allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. A provision for loan losses is charged to operations based on management’s evaluation of the estimated losses that inherent in the Company’s loan portfolio. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

Management monitors its allowance for loan losses on a quarterly basis and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. In this context, a series of qualitative factors are used in a methodology as the Company’s measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

•	Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications
•	Nature and volume of loans
•	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries
•	National and local economic and business conditions, including various market segments
•	Concentrations of credit and changes in levels of such concentrations
•	Effect of external factors on the level of estimated credit losses in the current portfolio.

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

As changes in the Company’s operating environment occur and as recent loss experience ebbs and flows, the factors for each category of loan based on type and risk rating will change to reflect current circumstances and the quality of the loan portfolio.

Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, a decline in the national economy or the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, the Company’s determination as to the amount of its allowance for loan losses is subject to review by its primary regulator, the OCC, as part of its examination process. This may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of the OCC examination.

Accounting for Income Taxes.  The Company accounts for income taxes in accordance with SFAS  No. 109, which requires the recording of deferred income taxes that reflect the net tax effects of temporary  differences between the carrying amounts of assets and liabilities for financial  reporting  purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities.  The judgments and estimates required for the evaluation are updated based upon changes in business factors, accounting standards, and the tax laws. In June of 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”).  The Company will incorporate FIN 48 with its existing accounting policy at the time of required adoption.

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

Share-Based Compensation. The Company accounts for stock based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. Under the fair value provisions of SFAS No. 123R, stock based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock based awards at grant date requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Consolidated Financial Statements. See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding stock based compensation expense.

Overview

The early effects of several of the Company’s previously announced profitability enhancement initiatives can begin to be seen in the third quarter 2006 results of operations:

•
A June 2006 reduction in staff across the Company coupled with a salary reduction for senior executives and the board of directors contributed to a linked quarter (June 2006) reduction in non-interest expense of 8.7%.

•
Implementation of select fee enhancement recommendations from the recently completed retail bank consulting initiative have been a factor in increasing non-interest income 3.8% over the linked second quarter 2006.

•	The Company reported a record low efficiency ratio of 71.3% as compared to 78.3% for the linked quarter and 72.7% for the same period 2005.

In July 2006, the Company announced a sales and consolidation initiative involving five identified branches, of which two will be consolidated during the fourth quarter 2006. Sales of the remaining three branches are expected to close during the first quarter 2007. The Company does not anticipate that there will be a loss recognized nor will there be an impact to goodwill as a result of these transactions.

Financial Condition

Total assets increased $156.5 million or 5.0% from $3.11 billion at December 31, 2005 to $3.26 billion at September 30, 2006. Cash and cash equivalents increased $33.1 million, net loans receivable increased $297.5 million and investment securities available for sale decreased $193.4 million. On January 19, 2006, the Company acquired Advantage Bank. On the date of merger, Advantage’s assets totaled approximately $164 million, net loans receivable were approximately $124 million, investments securities were approximately $29 million and total deposits were approximately $148 million. The Company recorded $23.4 million in goodwill and $3.4 million in intangible assets. Included in goodwill was $1.9 million relating to the fair value of stock options exchanged.

Investment securities available for sale decreased $193.4 million or 28.6%, from $676.6 million at December 31, 2005 to $483.3 million at September 30, 2006. The decrease was primarily the result of the planned reduction of investment securities through normal maturities, calls or principal repayments with the proceeds used primarily to supplement loan funding. The investment securities portfolio balance is expected to remain relatively stable through the remainder of 2006.

Net loans receivable at September 30, 2006 were $2.33 billion, an increase of $297.5 million from $2.03 billion at December 31, 2005. In January 2006, the Company acquired approximately $124 million in net loans receivable as a result of the Advantage acquisition and experienced approximately $111.7 million in prepayments during the first nine months of 2006. Year to date loan growth adjusted for the acquisition and prepayments was approximately 14.1%. The ratio of allowance for loan losses to total gross loans was 1.10% at September 30, 2006 and December 31, 2005.

Non-performing loans were $14.1 million at September 30, 2006 compared to $10.1 million at December 31, 2005. Non-performing loans increased primarily as a result on an increase in non-accrual loans of $4.1 million or 41.3 % at September 30, 2006 as compared to December 31, 2005.  The increase was primarily due to three unrelated relationships whose credits totaled $3.7 million.  The Company believes that the loans are well secured and in the process of collection.  The Company does not feel that this increase is indicative of a trend that will continue into the fourth quarter. The ratio of allowance for loan losses to total non-performing loans was 182.4% at September 30, 2006 compared to 221.9% at December 31, 2005. Non-performing assets were $14.7 million at September 30, 2006 compared to $11.6 million at December 31, 2005. The ratio of non-performing assets to total gross loans and real estate owned was 0.63% at September 30, 2006 compared to 0.56% at December 31, 2005.

Other assets increased $2.2 million from $9.7 million at December 31, 2005, to $11.9 million at September 30, 2006. This primarily resulted from an increase of $928,000 related to the recording of the investment in an unconsolidated subsidiary in conjunction with the Company’s January 2006 issuance of an additional $30.0 million of Trust Preferred Securities (Sun Trust VII). In addition, accrued interest on commercial loan derivative products and prepaid expenses increased $850,000 and $376,000, respectively, from December 31, 2005 to September 30, 2006.

Total deposits were $2.64 billion at September 30, 2006, reflecting a $165.3 million increase from December 31, 2005. During the first quarter, the Company acquired approximately $148 million in deposits as a result of the Advantage acquisition. Core deposits, which exclude all certificates greater than $100,000, represented 87.1% and 90.9% of total deposits at September 30, 2006 and December 31, 2005, respectively. The Company has experienced a change in the composition of deposits with a decline in savings and demand deposits and an increase in higher cost time deposits. The Company’s increase on rates on time deposits are commensurate with increases in short term interest rates by the Federal Reserve during the first half of 2006. The Company believes this trend will continue for the remainder of 2006 as the competitive environment for deposits continues to be intense.

Total borrowings, excluding the issuance of $30.9 million in junior subordinated debentures during January 2006, decreased $83.3 million from December 31, 2005 to $165.6 million at September 30, 2006. The Company utilized cash flows from the maturities and calls of investment securities, the Advantage acquisition, and internal deposit growth to repay these borrowings.

Other liabilities increased $3.4 million to $17.7 million at September 30, 2006, as compared to $14.3 million at December 31, 2005. Other liabilities increased primarily as a result of a $4.9 million increase in accrued interest payable on deposits. The change in accrued interest payable on deposits was due to increases in volume and rates. The increase in accrued interest payable on deposits was offset by a decrease of $754,000 in accrued salaries which was primarily a result of the previously announced staff reduction, in addition to a decrease of $677,000 in other liabilities.

Total shareholders’ equity increased $40.2 million, from $295.7 million at December 31, 2005 to $335.8 million at September 30, 2006. The increase was primarily the result of net income of $12.8 million for the nine month period ended September 30, 2006, the acquisition of Advantage which increased equity by $19.8 million, stock option exercises which increased equity $4.1 million, and a decrease in unrealized loss on available for sale securities of $2.2 million.

Liquidity and Capital Resources

Liquidity management is a daily and long-term business function. The Company’s liquidity, represented in part by cash and cash equivalents, is a product of its operating, investing and financing activities. Proceeds from repayment and maturities of loans, sales and maturities of investment securities, net income and increases in deposits and borrowings are the primary sources of liquidity for the Company.

A major source of the Company's funding is deposits, which management believes will be sufficient to meet the Company’s long-term daily operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans as well as sales and maturities of investment securities. Additional funds can be obtained from a variety of sources including federal funds purchased, securities sold under agreements to repurchase, FHLB advances, loan sales or participations and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will be secondary sources of funding, and management expects there to be adequate collateral for such funding requirements.

The Company's primary uses of funds are the origination of loans, the funding of the Company's maturing certificates of deposit, deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the 12 months ending September 30, 2007 total $744.9 million. The Company will continue to price certificates of deposit for retention as well as provide fixed rate funding in the expected rising rate environment. However, based on market conditions and other liquidity considerations, it may also avail itself of the secondary borrowings discussed above. During the nine months ended September 30, 2006, net loans receivable grew approximately $297.5 million or 14.7% of which approximately $124 million is attributable to the Advantage acquisition. The Company anticipates that cash and cash equivalents on hand, the cash flow from assets, particularly investment securities, as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. In addition to cash and cash equivalents of $118.6 million at September 30, 2006, the Company’s estimated cash flow from securities with maturities of less than one year and principal payments from mortgage-backed securities over the next twelve months totaled $218.9 million. The Company has additional secured borrowing capacity with the FHLB of approximately $157.5 million and other sources of approximately $20.8 million. The FHLB provides a reliable source of funds with a wide variety of terms and structures. Management will continue to monitor the Company’s liquidity and maintain it at a level deemed adequate but not excessive.

Management has developed a capital plan for the Company and the Bank that should allow the Company and the Bank to grow capital internally at levels sufficient for achieving its internal growth projections while managing its operating and financial risks. The Company has also considered a contingent capital plan, and when appropriate, the Company’s Board of Directors may consider various capital raising alternatives. The principle components of the capital plan are to generate additional capital through retained earnings from internal growth, access the capital markets for external sources of capital, such as common equity and trust preferred securities, when necessary or appropriate, redeem existing capital instruments and refinance such instruments at lower rates when conditions permit and maintain sufficient capital for safe and sound operations. The capital plan is not expected to have a material impact on the Company’s liquidity. It is the Company’s intention to maintain “well-capitalized” risk-based capital levels.

While the capital securities are deconsolidated in accordance with GAAP, they continue to qualify as Tier 1 capital under federal regulatory guidelines. In March 2005, the Federal Reserve amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of trust preferred securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule, effective March 31, 2009, will limit capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.

As part of its capital plan, the Company, through its deconsolidated trust subsidiaries, issued Trust Preferred Securities that qualify as Tier 1 or core capital of the Company. These securities are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2006, the full amount of the Company’s $105.0 million in Trust Preferred Securities qualify as Tier 1.

Disclosures about Commercial Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at September 30, 2006 was $59.8 million, and the portion of the exposure not covered by collateral was approximately $7.2 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

Overview. Net income for the three months ended September 30, 2006 of $4.9 million or $0.23 per diluted earnings per share, remained relatively flat as compared to $5.0 million or $0.25 per diluted earnings per share for the same period in 2005. Interest income increased $7.5 million offset by an increase in interest expense of $7.0 million. Net interest margin for the third quarter 2006 increased to 3.51% from 3.45%. The provision for loan loss increased $817,000. Non-interest income increased $656,000 offset by an increase of $411,000 in non-interest expense.

Net Interest Income. Net interest income (on a tax-equivalent basis) increased $597,000, or 2.4% to $25.2 million for the three months ended September 30, 2006 compared to the same period in 2005. Net interest income (on a tax-equivalent basis) increased $1.5 million due to changes in the volume of interest-earning assets and interest-bearing liabilities offset by a $920,000 decrease in net interest income (on a tax-equivalent basis) as a result of changes in the yields and costs of interest-earning assets and interest-bearing liabilities.

Volume Variance. The $1.5 million increase in net interest income (on a tax-equivalent basis) attributable to volume was due to an increase of $24.2 million in average interest-earning assets which increased interest income by $2.9 million offset by a $35.2 million increase in average interest-bearing liabilities which increased interest expense $1.4 million.

Rate Variance. The $920,000 decrease in net interest income (on a tax-equivalent basis) was due to an increase of 113 basis points in the cost of average interest-bearing deposits and an increase of 137 basis points in the cost of average borrowings which increased interest expense $5.0 million and $592,000, respectively. Offsetting these increases in interest expense, the yield on average loans receivable increased 66 basis points and the yield on average investment securities increased 48 basis points which increased interest income $3.6 million and $896,000 respectively.

The interest rate spread and net interest margin (on a tax-equivalent basis) for the three months ended September 30, 2006 was 2.86% and 3.51%, respectively, compared to 2.99% and 3.45%, respectively, for the same period in 2005. The yield on average interest-earning assets increased 101 basis points from 5.53% for the three months ended September 30, 2005 to 6.54% for the same period in 2006, while the cost of funds on average interest-bearing liabilities increased 114 basis points from 2.54% for the three months ended September 30, 2005 to 3.68% for the same period in 2006. The decrease in the interest rate spread reflects the impact of increasing rates, continued intense market competitiveness for both loans and deposits, and the flat yield curve.

The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

	At or For the Three Months Ended September 30, 2006			At or For the Three Months Ended September 30, 2005
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost

Interest-earning assets
Loans receivable (1), (2):
Commercial and industrial	$1,902,279	$34,339	7.22%	$1,672,481	$27,230	6.51%
Home equity	213,888	3,584	6.70	134,382	2,049	6.10
Second mortgage	77,500	1,237	6.38	46,350	731	6.31
Residential real estate	27,443	563	8.21	27,634	565	8.18
Other	87,071	1,853	8.51	74,220	1,406	7.58
Total loans receivable	2,308,181	41,576	7.20	1,955,067	31,981	6.54
Investment securities (3)	548,293	5,224	3.81	831,006	6,921	3.33
Interest-bearing deposit with banks	8,348	103	4.94	7,414	59	3.18
Federal funds sold	13,725	166	4.84	60,856	522	3.43
Total interest-earning assets	2,878,547	47,069	6.54	2,854,343	39,483	5.53
Cash and due from banks	82,480			79,296
Bank properties and equipment	43,032			37,220
Goodwill and intangible assets	158,856			136,664
Other assets	53,892			51,528
Non-interest-earning assets	338,260			304,708
Total assets	$3,216,807			$3,159,051

Interest-bearing liabilities
Interest-bearing deposit accounts
Interest-bearing demand deposits	$809,798	5,979	2.95%	$906,514	4,571	2.02%
Savings deposits	352,027	1,618	1.84	421,059	1,293	1.23
Time deposits	920,732	9,882	4.29	712,596	5,527	3.10
Total interest-bearing deposit accounts	2,082,557	17,479	3.36	2,040,169	11,391	2.23
Borrowed money:
Federal funds purchased	4,549	67	5.89	47	1	4.30
Securities sold under agreements to repurchase - customers	45,117	515	4.57	86,007	613	2.85
FHLB advances	124,299	1,474	4.74	131,364	1,504	4.58
Junior subordinated debentures	108,250	2,197	8.12	77,322	1,331	6.89
Obligations under capital lease	5,342	97	7.26	-	-	-
Total borrowings	287,557	4,350	6.05	294,740	3,449	4.68
Total interest-bearing liabilities	2,370,114	21,829	3.68	2,334,909	14,840	2.54
Non-interest-bearing demand deposits	498,416			516,778
Other liabilities	16,995			14,995
Non-interest-bearing liabilities	515,411			531,773
Total liabilities	2,885,525			2,866,682

Shareholders’ equity	331,282			292,369

Total liabilities and shareholders’ equity	$3,216,807			$3,159,051

Net interest income		$25,240			$24,643
Interest rate spread (4)			2.86%			2.99%
Net interest margin (5)			3.51%			3.45%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.45%			122.25%

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

	For the Three Months Ended September 30, 2006 vs. 2005
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income
Loans receivable:
Commercial and industrial	$3,969	$3,140	$7,109
Home equity	1,315	220	1,535
Second mortgage	497	9	506
Residential real estate	(4)	2	(2)
Other	261	186	447
Total loans receivable	6,038	3,557	9,595
Investment securities	(2,593)	896	(1,697)
Interest-bearing deposit accounts	8	36	44
Federal funds sold	(513)	157	(356)
Total interest-earning assets	2,940	4,646	7,586

Interest expense:
Interest-bearing deposit accounts
Interest-bearing demand deposits	(530)	1,938	1,408
Savings deposits	(238)	563	325
Time deposits	1,882	2,473	4,355
Total interest-bearing deposit accounts	1,114	4,974	6,088
Borrowed money:
Federal funds purchased	66	-	66
Securities sold under agreements to repurchase - customers	(369)	271	(98)
FHLB advances	(83)	53	(30)
Junior subordinated debentures	598	268	866
Obligations under capital lease	97	-	97
Total borrowings	309	592	901
Total interest-bearing liabilities	1,423	5,566	6,989
Net change in net interest income	$1,517	$(920)	$597

Interest income (on a tax-equivalent basis) increased $7.6 million, or 19.2%, to $47.1 million for the three months ended September 30, 2006 from $39.5 million for the same period in 2005. The increase in interest income was due to an increase in interest rates, which increased the yield on average interest-earning assets by 101 basis points, or $4.6 million, and a 0.8% increase in average interest-earning assets which produced an increase in interest income of $2.9 million.

Interest expense increased $7.0 million, or 47.1%, to $21.8 million for the three months ended September 30, 2006 compared to $14.8 million for the same period in 2005. The increase in interest expense was due to an increase in interest rates, which increased the cost of average interest-bearing liabilities by 114 basis points, or $5.6 million, and a 1.5% increase in average interest-bearing liabilities which produced an increase in interest expense of $1.4 million.

Provision for Loan Losses. For the three months ended September 30, 2006, the provision for loan losses was $1.3 million compared to $500,000 for the same period in 2005. The Company’s gross loans receivable grew $55.8 million during the third quarter 2006 as compared to $23.2 million during the same period in 2005. The provision recorded is the amount necessary to bring the allowance for loan losses to a level deemed appropriate by management based on the current risk profile of the portfolio. The Company focuses on its loan portfolio management and credit review process to address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

Non-Interest Income. Non-interest income increased $656,000 for the three months ended September 30, 2006, as compared to the same period in 2005. This was primarily the result of an increase in service charges on deposit accounts of $943,000 as a result of the implementation of select fee enhancement recommendations from the recently completed retail banking consulting initiatives. Offsetting this increase was a decrease in derivative income of $337,000 which was a result of a reduction in the number of transactions.

Non-Interest Expenses. Non-interest expenses increased $411,000 or 1.9% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this increase, approximately $722,000 is due to the incremental expenses resulting from the January 2006 Advantage acquisition which consist primarily of the following:

			Third Quarter
	For the		2006 Expenses	Internally
	Three Months Ended		of Newly	Generated
	September 30,		Acquired Bank	Variance
	2006	2005
NON-INTEREST EXPENSES:
Salaries and employee benefits	$10,650	$10,701	$377	$(428)
Other non-interest expenses	10,940	10,478	345	117
Total non-interest expenses	$21,590	$21,179	$722	$(311)

Non-interest expense, excluding the expenses of Advantage, decreased $311,000 or 1.5% for the three months ended September 30, 2006 as compared to the same period in 2005. The decrease was the result of a $428,000 decrease in salaries and employee benefits offset by an increase of $117,000 in other non-interest expense. The $428,000 decrease in salaries and employee benefits was primarily the result of a staff reduction across the entire organization during the second quarter 2006. The net increase in other non-interest expense is mainly due to an increase in data processing expense. As previously announced the Company reviewed several of its major operating services vendor contracts and as a result, entered into an agreement with a new item processing vendor while incurring an early termination charge of $121,000 by its previous vendor.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

Overview. Net income decreased by $2.1 million, or 14.2% for the nine months ended September 30, 2006 to $12.8 million from $14.9 million for the nine months ended September 30, 2005. The decrease in net income for the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily due to an increase in non-interest expense of $4.6 million and an increase in the provision for loan losses of $1.0 million. These increases were offset by an increase in net interest income of $1.7 million and an increase in non-interest income of $845,000, and a decrease in income taxes of $927,000.

Net Interest Income. Net interest income (on a tax-equivalent basis) increased $1.7 million, or 2.3% to $75.1 million for the nine months ended September 30, 2006 compared to the same period in 2005. Net interest income (on a tax-equivalent basis) increased $5.2 million due to the changes in volume of interest-earning assets and interest-bearing liabilities offset by a $3.5 million decrease in net interest income (on a tax-equivalent basis) as a result of changes in yields and costs of interest-earning assets and interest-bearing liabilities.

Volume Variance. The $5.2 million increase in net interest income (on a tax-equivalent basis) attributable to volume was due to an $83.6 million increase in average interest-earning assets which increased interest income $9.4 million offset by a $74.0 million increase in average interest-bearing liabilities which increased interest expense $4.2 million.

Rate Variance. The $3.5 million decrease in net interest income (on a tax-equivalent basis) attributable to changes in interest rates resulted from an increase of 105 basis points in the average cost of interest-bearing deposits and an increase of 155 basis points in the cost of average borrowings which increased interest expense $14.1 million and $2.5 million, respectively. Offsetting these increases in interest expense, the yield on average loan receivables increased 67 basis points and the yield on average investment securities increased 35 basis points which increased interest income $10.7 million and $2.0 million, respectively.

The interest rate spread and net interest margin (on a tax-equivalent basis) for the nine months ended September 30, 2006 was 2.88% and 3.46%, respectively, compared to 3.08% and 3.48%, respectively, for the same period in 2005. The yield on the average interest-earning assets increased 89 basis points from 5.38% for the nine months ended September 30, 2005 to 6.27% for the same period in 2006, while the cost of funds on average interest-bearing liabilities increased 109 basis points from 2.30% for the nine months ended September 30, 2005 to 3.39% for the same period in 2006. The decrease in the interest rate spread reflects the impact of increasing rates, continued intense market competitiveness for both loans and deposits, and the flat yield curve.

The following table sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

	At or For the Nine Months Ended September 30, 2006			At or For the Nine Months Ended September 30, 2005
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Cost	Balance	Earned/Paid	Yield/Cost

Interest-earning assets
Loans receivable (1), (2):
Commercial and industrial	$1,861,231	$97,933	7.02%	$1,652,621	$78,644	6.34%
Home equity	192,997	9,503	6.57	130,903	5,300	5.40
Second mortgage	73,035	3,404	6.21	47,969	2,248	6.25
Residential real estate	28,559	1,773	8.28	26,970	1,598	7.90
Other	85,206	5,272	8.25	71,380	3,946	7.37
Total loans receivable	2,241,028	117,885	7.01	1,929,843	91,736	6.34
Investment securities (3)	622,732	17,035	3.65	837,579	20,758	3.30
Interest-bearing deposit with banks	10,549	377	4.77	6,850	132	2.57
Federal funds sold	19,377	678	4.67	35,819	852	3.17
Total interest-earning assets	2,893,686	135,975	6.27	2,810,091	113,478	5.38
Cash and due from banks	80,609			82,534
Bank properties and equipment	43,316			37,200
Goodwill and intangible assets	156,872			136,894
Other assets	56,428			52,879
Non-interest-earning assets	337,225			309,507
Total assets	$3,230,911			$3,119,598

Interest-bearing liabilities
Interest-bearing deposit accounts
Interest-bearing demand deposits	$851,604	17,215	2.70%	$859,708	10,918	1.69%
Savings deposits	356,177	4,268	1.60	432,055	3,668	1.13
Time deposits	864,380	25,607	3.95	687,100	14,812	2.87
Total interest-bearing deposit accounts	2,072,161	47,090	3.03	1,978,863	29,398	1.98
Borrowed money:
Federal funds purchased	5,667	229	5.39	4,044	89	2.93
Securities sold under agreements to repurchase - customers	42,346	1,343	4.23	76,629	1,354	2.36
FHLB advances	160,347	5,578	4.64	181,169	5,525	4.07
Junior subordinated debentures	106,437	6,217	7.79	77,605	3,705	6.37
Obligations under capital lease	5,366	424	7.29	-	-	-
Total borrowings	320,163	13,791	5.74	339,447	10,673	4.19
Total interest-bearing liabilities	2,392,324	60,881	3.39	2,318,310	40,071	2.30
Non-interest-bearing demand deposits	499,257			499,293
Other liabilities	16,242			14,741
Non-interest-bearing liabilities	515,499			514,034
Total liabilities	2,907,823			2,832,344

Shareholders’ equity	323,088			287,254

Total liabilities and shareholders’ equity	$3,230,911			$3,119,598

Net interest income		$75,094			$73,407
Interest rate spread (4)			2.88%			3.08%
Net interest margin (5)			3.46%			3.48%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.96%			121.21%

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

	For the Nine Months Ended September 30, 2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest income
Loans receivable:
Commercial and industrial	$10,498	$8,791	$19,289
Home equity	2,887	1,316	4,203
Second mortgage	1,168	(12)	1,156
Residential real estate	97	78	175
Other	821	505	1,326
Total loans receivable	15,471	10,678	26,149
Investment securities	(5,718)	1,995	(3,723)
Interest-bearing deposit accounts	95	150	245
Federal funds sold	(482)	308	(174)
Total interest-earning assets	9,366	13,131	22,497

Interest expense:
Interest-bearing deposit accounts
Interest-bearing demand deposits	(104)	6,401	6,297
Savings deposits	(723)	1,323	600
Time deposits	4,406	6,389	10,795
Total interest-bearing deposit accounts	3,579	14,113	17,692
Borrowed money:
Federal funds purchased	45	95	140
Securities sold under agreements to repurchase - customers	(779)	768	(11)
FHLB advances	(674)	727	53
Junior subordinated debentures	1,569	943	2,512
Obligations under capital lease	424	-	424
Total borrowings	585	2,533	3,118
Total interest-bearing liabilities	4,164	16,646	20,810
Net change in net interest income	$5,202	$(3,515)	$1,687

Interest income (on a tax-equivalent basis) increased by $22.5 million, to $136.0 million for the nine months ended September 30, 2006 from $113.5 million for the same period in 2005. The increase in interest income was primarily due to increase in interest rates which increased the yield on average loans receivable 67 basis points or $10.7 million. In addition, there was a $15.5 million increase as a result of an increase of $311.2 million in average loans receivable offset by $5.7 million as a result of a decrease in average investment securities of $214.8 million.

Interest expense increased $20.8 million, or 51.9%, to $60.9 million for the nine months ended September 30, 2006 as compared to $40.1 million for the same period in 2005. The increase in interest expense was primarily due to an increase in interest rates, which increased the cost of average interest-bearing deposit accounts by 105 basis points or $14.1 million and a $93.3 million or 4.7% increase in average interest-bearing deposit accounts which produced an increase in interest expense of $3.6 million.

Provision for Loan Losses. For the nine months ended September 30, 2006, the provision for loan losses was $2.8 million, as compared to $1.8 million for the same period in 2005. The Company’s gross loans receivable grew approximately $176 million (adjusted for approximately $125 million loans acquired in Advantage acquisition) during the nine months ended September 30, 2006 as compared to $92.0 million for the same period in 2005.

Non-Interest Income. Non-interest income, excluding the decrease in gain on sale of investment securities of $829,000, increased $1.7 million or 12.8% to $14.8 million for the nine months ended September 30, 2006 as compared to $13.1 million for the nine months ended September 30, 2005. The increase was primarily as a result of an increase of $1.2 million in service charges on deposit accounts, and increase of $255,000 on third-party investment and advisory services, an increase of $207,000 on debit card interchange fees, and a $151,000 increase on dividends on Trust Preferred Securities.

Non-Interest Expenses. Non-interest expenses increased $4.6 million, or 7.3% to $67.5 million for the nine months ended September 30, 2006 as compared to $62.9 million for the same period in 2005. Of this increase, approximately $2.2 million is due to the incremental expenses resulting from the January 2006 Advantage acquisition which consists primarily of the following:

	For the		2006 Expenses	Internally
	Nine Months Ended		of Newly	Generated
	September 30,		Acquired Bank	Variance
	2006	2005
NON-INTEREST EXPENSES:
Salaries and employee benefits	$34,237	$31,804	$1,142	$1,291
Other non-interest expenses	33,267	31,128	1,060	1,079
Total non-interest expenses	$67,504	$62,932	$2,202	$2,370

Non-interest expense, excluding the expenses of Advantage, increased $2.4 million or 3.8% for the nine months ended September 30, 2006 as compared to the same period in 2005. The increase was primarily a result of a $1.3 million increase in salaries and employee benefits which increased primarily as a result of $500,000 in severance related charges in 2006 and $158,000 in stock option expenses directly related to the adoption of SFAS No. 123R on January 1, 2006. In addition, data processing fees and other expenses increased $324,000 and $574,000, respectively. Other expenses increased primarily as a result of an increase of $156,000 in professional fees relating to non-performing assets, an increase in loan related expenditures such as document filing fees and credit bureau reports of $133,000, and an increase of $156,000 in insurance premiums. Real estate owned expense increased $302,000 to $226,000 as the Company recognized a loss of $69,000 from a second lien on a residential property during the third quarter 2006 and incurred additional expenses on the sales of a commercial real estate property and an unoccupied branch property during the first half of 2006.

Income Taxes. Income taxes decreased $927,000 million for the nine months ended September 30, 2006 as compared to the same period in 2005. The increase resulted primarily from lower pre-tax earnings.

Recent Accounting Pronouncements

On December 19, 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. FSP 94-6-1 addresses whether, under existing guidance, non-traditional loan products represent a concentration of credit risk and what disclosures are required for entities that originate, hold, guarantee, service or invest in loan products whose terms may give rise to a concentration of credit risk. Non-traditional loan products expose the originator, holder, investor, guarantor or servicer to higher credit risk than traditional loan products. Typical features of non-traditional loan products may include high loan-to-value ratios and interest or principal repayments that are less than the repayments for fully amortizing loans of an equivalent term. FSP 94-6-1 was effective upon its issuance and did not have a material impact on the Company’s financial position or disclosures.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is continuing to evaluate the impact of this pronouncement but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No. 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt SFAS No. 156 for the fiscal year beginning January 1, 2007 and is evaluating the impact of this pronouncement.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company is continuing to evaluate the impact of this interpretation but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is continuing to evaluate the impact of this pronouncement but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. This guidance is effective for the calendar year ending 2006. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The Company is currently evaluating the impact of SAB No. 108 but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

Interest rate, credit and operational risks are among the most significant market risks impacting the performance of the Company. Interest rate risk is reviewed monthly by the Asset Liability Committee (“ALCO”), composed of senior management representatives from a variety of areas within the Company. ALCO devises strategies and tactics to maintain the net interest income of the Company within acceptable ranges over a variety of interest rate scenarios. Should the Company’s risk modeling indicate an undesired exposure to changes in interest rates, there are a number of remedial options available including changing the investment portfolio characteristics, and changing loan and deposit pricing strategies. Two of the tools used in monitoring the Company’s sensitivity to interest rate changes are gap analysis and net interest income simulation.

Gap Analysis. Banks are concerned with the extent to which they are able to match maturities or repricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring the bank’s interest rate sensitivity gap. An asset or liability is considered to be interest-rate sensitive if it will mature or reprice within a specific time period, over the interest-bearing liabilities maturing or repricing within that same time period. On a monthly basis, the Company and the Bank monitor their gap, primarily cumulative through one year maturities.

At September 30, 2006, total interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing during the same time period by $6.3 million, representing a positive one-year gap ratio of 0.19%. All amounts are categorized by their actual maturity, anticipated call or repricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

Net Interest Income Simulation. Due to the inherent limitations of gap analysis, the Company also uses simulation models to measure the impact of changing interest rates on its operations. The simulation model attempts to capture the cash flow and repricing characteristics of the current assets and liabilities on the Company’s balance sheet. Assumptions regarding such things as prepayments, rate change behaviors, level and composition of new balance sheet activity and new product lines are incorporated into the simulation model. Net interest income is simulated over a twelve month horizon under a variety of linear yield curve shifts, subject to certain limits agreed to by ALCO. The Company uses a base interest rate scenario provided by a third party econometric modeling service.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity.

The following table shows the Company’s estimated earnings sensitivity profile versus the most likely rate forecast from Global Insights as of September 30, 2006:

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	-0.5%
+100	-0.2%
-100	+0.4%
-200	+0.6%

Derivative Financial Instruments.  The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of September 30, 2006, derivative financial instruments have been entered into to hedge the interest rate risk associated with certain fixed rate commercial loans. In general, the derivative transactions fall into one of two types, a bank hedge of a specific fixed rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Bank hedges a specific fixed rate loan, the derivative is executed for periods that match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third party.

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

For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. Currently, the Company only participates in fair value hedges.

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

Information pertaining to outstanding interest rate swap agreements was as follows:

	September 30,
	2006	2005
Notional amount	$44,261,945	$35,201,182
Weighted average pay rate	6.69%	6.57%
Weighted average receive rate	7.31%	5.85%
Weighted average maturity in years	6.6	7.3
Unrealized gain (loss) relating to interest rate swaps	$682,622	$121,812

Customer Derivatives

The Company entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At September 30, 2006 and 2005, the notional amount of such arrangements was $511.5 million and $253.2 million, respectively. As the interest rate swaps with the clients and third parties are not designated as hedges under SFAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no net earnings impact. The Company earned $154,000 and $978,000 from facilitating customer derivative transactions during the three and nine month periods ended September 30, 2006, respectively.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is not engaged in any legal proceedings of a material nature at September 30, 2006. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.	Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
ITEM 3.	Defaults upon Senior Securities
Not applicable
ITEM 4.	Submission of Matters to a Vote of Security Holders
Not applicable
ITEM 5.	Other Information
Not applicable
ITEM 6.	Exhibits
Exhibit 31(a) Certifications of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2003.
Exhibit 31(b) Certifications of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2003.
Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Bancorp, Inc.
(Registrant)

Date: November 8, 2006	/s/ Thomas A. Bracken
Thomas A. Bracken
President and Chief Executive Officer

Date: November 8, 2006	/s/ Dan A. Chila
Dan A. Chila
Executive Vice President and
Chief Financial Officer