Form 10-K
period 2006-12-31
SUN BANCORP INC /NJ/
filed 2007-03-16
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 0-20957

Sun Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	52-1382541
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

226 Landis Avenue, Vineland, New Jersey	08360
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 691-7700

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2006 was approximately $231.6 million.

As of March 12, 2007, there were issued and outstanding 20,530,031 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2006. (Parts II and IV)
2.	Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders. (Part III)

SUN BANCORP, INC
FORM 10-K

PART I

SUN BANCORP, INC. (THE “COMPANY”) MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL “FORWARD-LOOKING STATEMENTS,” INCLUDING STATEMENTS CONTAINED IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS HERETO), IN ITS REPORTS TO SHAREHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY’S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY’S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY’S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS’ PRODUCTS AND SERVICES; THE IMPACT OF CHANGES IN FINANCIAL SERVICES’ LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1. Business.

General

Sun Bancorp, Inc. (the “Company”), a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey. The Company’s principal subsidiary is Sun National Bank (the “Bank”). At December 31, 2006, the Company had total assets of $3.33 billion, total deposits of $2.67 billion and total shareholders’ equity of $342.2 million. The Company’s principal business is to serve as a holding company for the Bank. As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

Through the Bank, the Company provides consumer and business banking services. As of December 31, 2006, the Bank had 75 Community Banking Centers located in southern and central New Jersey, in the contiguous New Castle County market in Delaware, and in Philadelphia, Pennsylvania. During the first quarter of 2007, the Company sold three of its community banking centers, including two located in New Jersey and its Philadelphia, Pennsylvania location. The Bank offers comprehensive lending, domestic letters of credit, remote deposit, depository and financial services to its customers and marketplace. The Bank’s lending services to businesses include commercial business loans, equipment leasing and commercial real estate and construction loans. The Bank’s commercial deposit services include checking accounts and cash management products such as electronic banking, sweep accounts, lockbox services, internet banking, PC banking, remote deposit and controlled disbursement services. The Bank’s lending services to consumers include residential mortgage loans, second mortgage loans, home equity loans and installment loans. The Bank’s consumer services include checking accounts, savings accounts, money market deposits, certificates of deposit and individual retirement accounts. Through a third-party arrangement, the Bank offers mutual funds, securities brokerage, annuities and investment advisory services. The Bank is a Preferred Lender with both the Small Business Administration (SBA) and the New Jersey Economic Development Authority.

On January 19, 2006, the Company completed the acquisition of Advantage Bank. At the time of the acquisition, Advantage Bank operated five branches in Hunterdon County and Somerset County, New Jersey and had approximately $164 million in assets and $148 million of deposits.

During the first quarter of 2006, the Bank established a new operating subsidiary, Sun Home Loans, Inc., which engages in mortgage banking activities. The Bank’s branch and loan personnel previously contracted outside loan correspondents to originate residential mortgages. Sun Home Loans, Inc. employs its own residential mortgage originators. The majority of the loans originated by Sun Home Loans, Inc. are made with a forward commitment to sell these loans in the secondary market shortly after the origination of the loan.

The Company’s website address is www.sunnb.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the Securities and Exchange Commission are available free of charge on the Company’s website under the Investor Relations menu.

Market Area

The Bank’s market area consists of 13 counties in central and southern New Jersey, as well as New Castle County, Delaware and Philadelphia, Pennsylvania. The Bank’s deposit gathering base and lending area is concentrated in the communities surrounding its offices in New Jersey, Delaware and the Philadelphia area. The Bank believes these markets are attractive and have strong growth potential based on key economic indicators. The state of New Jersey has the highest median household income in the nation, as well as the fourth highest per capita income. The Bank’s markets are home to a diverse pool of businesses and industries, representing key opportunities for growth in the business and commercial banking products and services segment. Related to the Bank’s retail growth, New Jersey is the most densely populated state in the U.S., providing a deep consumer base as well. The Bank’s market area is also home to many affluent suburbs, catering to commuters who live in New Jersey and work in New York, Philadelphia and Wilmington, Delaware.

The Bank is organized in two key business divisions: Community Banking and Wholesale Banking.

Community Banking. This division offers services to our retail customers through branch offices and the customer service call center, including consumer lending services, deposit products, investment services and residential mortgages.

Wholesale Banking. This division includes the business banking group and the commercial banking group. The business banking group serves business customers with revenues up to $7.5 million and credit needs up to $2 million, and it provides deposit products designed for small businesses and lending services, including Small Business Administration (SBA) loans. The commercial banking groups serves governmental, institutional and business banking customers with revenues over $7.5 million and credit needs of more than $2 million, and it provides cash management and other specialized services and lending services. Both groups provide equipment leasing, construction lending and other commercial loan products.

The Bank is headquartered in Cumberland County, New Jersey. The city of Vineland is approximately 30 miles southeast of Philadelphia, Pennsylvania, and 30 miles southeast of Camden, New Jersey. The Philadelphia International Airport is approximately 45 minutes from Vineland. The economy of the Bank’s primary market area is based upon a mixture of the agriculture, transportation, manufacturing and tourism trade, including a substantial casino industry in Atlantic City, New Jersey.

Lending Activities

General. The principal lending activity of the Bank is the origination of commercial business loans, commercial real estate loans, small business loans and SBA guaranteed loans. The Bank also offers home equity loans, residential real estate and second mortgage loans and other consumer loans, including installment loans. Substantially all loans are originated in the Bank’s primary market area.

Commercial and Industrial Loans. The Bank originates several types of commercial and industrial loans. Included as commercial and industrial loans are short- and long-term business loans, lines of credit, commercial real estate loans, small business loans and real estate construction loans. The Bank’s primary lending focus is the origination of commercial loans. The Bank is predominately a secured lender with full recourse from the borrower and the collateral tends to be real estate.

The trend of the Bank’s lending over the past several years has been diversification of commercial and industrial loans. A large portion of the total portfolio is concentrated in the hospitality, entertainment and leisure industries and general office space. Many of these industries are dependent upon seasonal business and other factors beyond the control of the industries, such as weather and beach conditions along the New Jersey seashore. Any significant or prolonged adverse weather or beach conditions along the New Jersey seashore could have an adverse impact on the borrowers’ ability to repay loans. In addition, because these loans are concentrated in southern and central New Jersey, a decline in the general economic conditions of southern or central New Jersey and the impact on discretionary consumer spending could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. At December 31, 2006 and 2005, the Company did not have more than 10% of its total loans outstanding concentrated in any one category.

Commercial and industrial loans, because of their nature and larger size, generally involve a greater degree of risk. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing activities and properties and the greater difficulty of evaluating and monitoring these types of loans. A significant portion of the Bank’s commercial and industrial loans include a balloon payment or repricing feature. A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including without limitation the financial condition of the borrower at the time, the prevailing local economic conditions and the prevailing interest rate environment. There can be no assurance that borrowers will be able to make or refinance balloon payments when due.

Furthermore, the repayment of commercial real estate loans is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, the Bank may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or economy. The Bank’s commercial real estate loans are predominantly owner occupied real estate.

Home Equity Lines of Credit (“HELOC”). The Bank originates home equity lines of credit, secured by first or second homes owned or being purchased by the loan applicant. HELOC loans are consumer revolving lines of credit. The interest rates charged on such loans can be fixed or floating and are generally related to the prime lending rate. HELOC loans may provide for interest only payments for the first two years with principal payments to begin in the third year. A home equity loan is typically originated as a twenty-year note that allows the borrower to draw upon the approved line of credit during the same period as the note. The Bank generally requires a loan-to-value ratio in the range of 70% to 80% of the appraised value, less any outstanding mortgage. Although HELOC loans expose the Bank to the risk that falling collateral values may leave such credits inadequately secured, the Bank has not had any significant adverse experience to date.

Second Mortgage Loans. The Bank originates second mortgage loans, typically called Home Equity Term Loans secured by a mortgage lien against the applicant’s primary, secondary or investment property. Second mortgage loans are consumer term loans. The interest rate charged on such loans is usually a fixed rate related to the Bank’s cost of funds and market conditions. Home Equity Term Loans typically require fixed payments of principal and interest up to a maximum term of fifteen years. The average second mortgage term is between five and ten years. The Bank generally requires a loan-to-value ratio up to a maximum of 80% of the appraised value, less any outstanding mortgages. Although Home Equity Term Loans expose the Bank to the risk that falling collateral values may leave such credits inadequately secured, the Bank has not had any significant adverse experience to date.

Residential Real Estate Loans. The majority of the Bank’s residential mortgage loans consist of loans secured by owner-occupied, single-family residences. Sun Home Loans, Inc, which originates residential mortgages, employs its own residential mortgage originators. The Bank’s branch and loan personnel previously contracted outside loan correspondents to originate residential mortgages. The majority of the loans originated by Sun Home Loans, Inc. are made with a forward commitment to sell these loans in the secondary market shortly after the origination of the loan.

Other Loans. Included in other loans in addition to installment and consumer loans are certain small business loans serving businesses with credit needs up to $250,000. These small business loans are generally credit lines with check writing capabilities or small business loans with overdraft protection attached. At December 31, 2006, the Bank had $37.6 million of these small business loans.

At December 31, 2006, the Bank had $21.3 million of installment loans secured by a variety of collateral, such as new and used automobiles, boats and certificates of deposits and $5.8 million of unsecured installment loans. Installment or consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

The Bank has a modular housing portfolio with $27.5 million in loans outstanding as of December 31, 2006. This activity is generated through a third-party arrangement, which began in 1990. These loans are originated using the Bank’s underwriting standards, rates and terms and are approved according to the Bank’s policies. The credit risk in the modular home portfolio is managed like any other consumer portfolio through loan to value requirements, debt to income ratios and credit history of the borrower. Historically, the modular home business has been viewed as a higher risk lending activity with dealers having little to zero net worth.

Loan Solicitation and Processing. Loan originations are derived from a number of sources such as loan officers, existing customers and borrowers and referrals from real estate professionals, accountants, attorneys, regional advisory boards and the Board of Directors.

Upon the receipt of a loan request, the borrower’s financial condition is analyzed, and appropriate agency reports are obtained to verify the applicant’s creditworthiness. For the majority of real estate that will secure a loan, the Bank obtains an appraisal or evaluation from an independent appraiser approved by the Bank and licensed or certified by the state. After all required information is received and evaluated, a credit decision is made. Depending on the loan type, collateral and amount of the credit request, various levels of approval are required. The Bank has implemented a Loan Approval Matrix (LAM) which was devised to facilitate the timely approval of commercial loans in an environment that promotes responsible use of coordinated lending authority by groups of loan and credit officers. In terms of control, the LAM is structured to provide for at least two signatures for every action.

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

Levels of individual lending authority are based on the functional assignment of a loan officer as well as the officer’s perceived level of expertise and areas of experience.

The positions of credit officer (CO) and senior credit officer (SCO) are an integral feature of the LAM process. CO’s and SCO’s are granted substantial levels of authority but do not carry a portfolio. These individuals are collectively responsible for maintaining the quality and soundness of the Bank’s loan portfolio.

Loan Commitments. When a commercial loan is approved, the Bank may issue a written commitment to the loan applicant. The loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. The loan commitment is valid for approximately 30 days. At December 31, 2006, the Bank had approximately $119 million in commercial loans that were approved but unfunded.

Credit Risk, Credit Administration and Loan Review. Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. The Bank incurs credit risk whenever it extends credit to, or enters into other transactions with customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. The credit administration department is responsible for the overall management of the Bank’s credit risk and the development, application and enforcement of uniform credit policies and procedures the principal purpose of which is to minimize such risk. One objective of credit administration is to identify and, monitor and report extensions of credit by industry concentration and the type of borrower. Loan review and other loan monitoring practices provide a means for management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Bank’s loan officers and are being applied uniformly. While management continues to review these and other related functional areas, there can be no assurance that the steps the Bank has taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

Investment Securities Activities

General. The investment policy of the Bank is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals which are designed to provide a portfolio of high quality investments that optimize interest income within acceptable limits of safety and liquidity. The Bank’s investments consist primarily of federal funds, securities issued or guaranteed by the United States Government or its agencies, states and political subdivisions and corporate bonds.

Sources of Funds

General. Deposits are the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from the amortization, prepayment or sale of loans, maturities or calls of investment securities, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposits. Consumer and commercial deposits are attracted principally from within the Bank’s primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank’s cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank currently does not obtain funds through brokers, nor does it solicit funds outside the States of New Jersey, Delaware or Pennsylvania.

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank (the “FHLB”) of New York to supplement its funding requirements. Such advances must be secured by a pledge of a portion of the Bank’s first mortgage loans and other collateral acceptable to the FHLB. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2006, the Bank had $103.6 million in secured FHLB advances. Additionally, the Company has an unsecured line of credit with another financial institution in the amount of $5.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowings” in the Company’s 2006 Annual Report to Shareholders for more information about borrowings, which is incorporated by reference.

Securities Sold Under Agreements to Repurchase. The Bank has overnight repurchase agreements with customers as well as repurchase agreements with the FHLB. The Bank obtains funds through overnight repurchase agreements with customers pursuant to which the Bank sells U.S. Treasury notes or securities issued or guaranteed by one of the government sponsored enterprises to customers under an agreement to repurchase them, at par, on the next business day. At December 31, 2006, the amount of securities under agreements to repurchase with customers totaled $51.7 million. In addition, the Bank may obtain funds through short-term repurchase agreements with the FHLB. At December 31, 2006, the Company did not have any repurchase agreements with the FHLB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowings” in the Annual Report. For additional information regarding repurchase agreements, refer to Note 13 of the Notes to Consolidated Financial Statements included in the Annual Report, which is incorporated by reference.

Fee Income Services

The Bank offers an expanded array of full-service banking capabilities though products and services designed to enhance the overall relationship with its customers.

Cash Management Services. The Bank offers a menu of cash management services designed to meet the more sophisticated needs of its commercial and small business customers. The Cash Management department offers additional products and services such as electronic banking, sweep accounts, lockbox services, internet banking, PC banking, remote deposit and controlled disbursement services. Many of these services are provided through third-party vendors with links to the Bank’s data center.

Sun Financial Services. The Bank’s investment services division, in conjunction with its broker-dealer affiliation, offers experienced professionals that deliver a full range products and services to meet the specific needs of the Bank’s customers. The products utilized are insurance, mutual funds, securities and real estate investment trusts.

Leasing. The Bank has a relationship with a third-party to develop a referral program with lease financing products. Under this program, the third-party assists the Bank in offering leasing products to its commercial customers. Leases are underwritten by the Bank as based on the creditworthiness of the Bank’s customer who is the lessee with the third-party being the lessor. A loan is made to the third-party leasing company on a non-recourse basis for the purchase of the asset being leased. The loan is secured by an assignment of third-party’s interest as lessor and by a lien on the asset being leased. The third-party makes an effective equity investment into each transaction for the balance of the total funded amount based on an accelerated repayment of the Bank’s loan. The third-party provides complete documentation services, portfolio administration and disposal or sale of equipment. Under the program, the Bank can provide leases to its customers with minimal operating expense and no additional risk beyond normal underwriting.

Customer Derivatives. To accommodate customer needs, the Bank also enters into financial derivative transactions primarily consisting of interest rate swaps. Market risk exposure from customer positions is managed through transactions with third-party dealers. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer. The positions of customer derivatives are recorded at fair value and changes in value are included in non-interest income.

SBA Loan Sales. The Bank is an SBA Preferred Lender and an approved SBA Express Lender.  As an SBA Preferred Lender, the Bank has earned the privilege of approving SBA Loans without requesting the approval of the SBA prior to closing the loan.  All SBA policies and procedures must be followed by the Bank to maintain the Preferred Lender Status. As an approved SBA Express Lender the Bank has earned the privilege of approving loans and lines of credit up to $350,000 and closing these loans using Bank documents which provide the Bank with quicker turn-around times in approvals and funding of the loans.  All SBA Express policies and procedures must be followed by the Bank to maintain the SBA Express Lender Status.  The Bank's strategy is to sell the guaranteed portion of each SBA term loan in the secondary market to generate fee income.  In 2006, the Bank recognized $848,000 from the sale of SBA loans.

Competition

The Bank faces substantial competition both in attracting deposits and in lending funds. The States of New Jersey and Delaware and the county of Philadelphia, Pennsylvania have high densities of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. In order to compete with the many financial institutions serving its primary market area, the Bank’s strategy is to focus on providing a superior level of personalized service to local businesses and individual customers.

The competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional and money center banks in the Bank’s market area. Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional and money center banks, and mortgage-bankers many of whom have far greater resources than the Bank. Non-bank competition, such as investment brokerage houses, has intensified in recent years for all banks as non-bank competitors are not subject to the same regulatory burdens.

Personnel

At December 31, 2006, the Company had 702 full-time and 134 part-time employees. The Company’s employees are not represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

The Company is a legal entity separate and distinct from the Bank. Accordingly, the right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the Bank is necessarily subject to the prior claims of creditors of the Bank, except to the extent that claims of the Company in its capacity as creditor may be recognized. The principal sources of the Company’s revenue and cash flow are management fees and dividends from the Bank. There are legal limitations on the extent to which a subsidiary bank can finance or otherwise supply funds to its parent holding company.

The Company

General. As a registered bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 and is subject to supervision and regular inspection by the Federal Reserve.

Sarbanes Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandated significant reforms in various aspects of the auditing, financial reporting, disclosures and corporate governance of public companies. The Securities and Exchange Commission promulgated new regulations pursuant to the Sarbanes-Oxley Act and may continue to propose additional implementing or clarifying regulations as necessary. Compliance with the Sarbanes-Oxley Act and corresponding regulations has increased and is expected to continue to affect the Company’s non-interest expenses.

Financial Modernization. The Gramm-Leach-Bliley Act (“GLB”) permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. GLB defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising bank holding companies, such as the Company and in processing applications to it under the Bank Holding Company Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the Office of the Comptroller of the Currency.

At December 31, 2006, the Company was in compliance with all applicable regulatory capital requirements. See Note 22 of the Notes to Consolidated Financial Statements included in the Annual Report.

Source of Strength Policy. Under Federal Reserve policy, a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with its “source of strength” policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition.

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

Dividend Restrictions. Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $49.5 million at December 31, 2006. In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Affiliate Transaction Restrictions. The Bank is subject to federal laws that limit the transactions by a subsidiary bank to or on behalf of its parent company and to or on behalf of any nonbank subsidiaries. Such transactions by a subsidiary bank to its parent company or to any nonbank subsidiary are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of such bank subsidiary’s capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits banks from purchasing “low-quality” assets from affiliates.

Acquisitions. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located.

Insurance of Deposit Accounts. The Bank's deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. In addition, the Reform Act gave the FDIC greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on the amount of their assessable deposits on that date.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points, with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.013% of insured deposits in fiscal 2006. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. The OCC has promulgated capital adequacy requirements for national banks. The OCC’s capital regulations establish a minimum leverage ratio (Tier 1 capital to total adjusted average assets) of 3% for highly rated national banks meeting certain criteria, including that such banks have the highest regulatory examination rating and are not contemplating or experiencing significant growth. Banks not meeting these criteria are required to maintain a leverage ratio that exceeds the 3% minimum by at least 100 to 200 basis points. Tier 1, or core, capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain mortgage and non-mortgage servicing assets and purchased credit card relationships.

The OCC’s regulations also require that national banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the OCC believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank’s allowance for loan and lease losses, subject to certain limitations. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

The OCC may, in addition, establish higher capital requirements than those set forth in its capital regulations when particular circumstances warrant. Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies.

At December 31, 2006, the Bank’s leverage ratio and total and Tier 1 risk-based capital ratios exceeded the minimum regulatory capital requirements. See Note 22 of the Notes to Consolidated Financial Statements included in the Annual Report.

Enforcement Powers of Federal Banking Agencies. Federal banking agencies possess broad powers to take corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” At December 31, 2006, the Bank exceeded the required ratios for classification as “well capitalized.”  The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

Under the OCC’s prompt corrective action regulations, the OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a bank is considered “well capitalized” if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OCC to meet a specific capital level. A bank generally is considered “adequately capitalized” if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A bank that has lower ratios of capital is categorized as “undercapitalized,” “significantly under capitalized,” or “critically undercapitalized.” Numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. .

The OCC’s prompt corrective action powers can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution’s parent company; placing limits on asset growth and restrictions on activities; including restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the bank from making capital distributions without prior regulatory approval and, ultimately, appointing a receiver for the institution. Among other things, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and only an “adequately capitalized” depository institution may accept brokered deposits with prior regulatory approval. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Capital Guidelines. Under the risk-based capital guidelines applicable to the Company and the Bank, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet activities) is 8.00%. At least half of the total capital must be “Tier 1” or core capital, which primarily includes common shareholders’ equity and qualifying preferred stock, less goodwill and other disallowed intangible assets. “Tier 2” or supplementary capital includes, among other items, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for credit losses, subject to certain limitations, less required deductions as prescribed by regulation.

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

At December 31, 2006, the Bank’s total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory capital requirements. See Note 22 of the Notes to Consolidated Financial Statements included in the Annual Report.

Item 1A. Risk Factors.

The following is a summary of the material risks related to an investment in the Company’s securities.

The Bank’s loan portfolio includes a substantial amount of commercial and industrial loans and commercial real estate loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

The Bank’s commercial and industrial and commercial real estate loan portfolios totaled $1.95 billion at December 31, 2006, comprising 82.4% of total loans. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by the Bank’s customers would hurt the Bank’s earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. A significant portion of the Bank’s commercial real estate and commercial and industrial loan portfolios includes a balloon payment feature. A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.

Furthermore, the repayment of these loans is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, the Bank may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may to a greater extent than residential loans be subject to adverse conditions in the real estate market or economy.

The concentration of the Bank’s commercial and industrial loans and commercial real estate loans in specific business sectors and geographic areas exposes it to the risk of a possible economic downturn affecting those sectors and areas.

A significant portion of Bank’s commercial and industrial loans and commercial real estate loans are concentrated in the hospitality, entertainment and leisure industries. Many of these industries are dependent upon seasonal business and other factors beyond the control of the industries, such as weather and beach conditions along the New Jersey seashore. Any significant or prolonged adverse weather or beach conditions along the New Jersey seashore could have an adverse impact on the borrowers’ ability to repay loans. In addition, because these loans are concentrated in southern and central New Jersey, a decline in the general economic conditions of southern or central New Jersey could have a material adverse effect on the Bank’s financial condition, results of operations and cash flows.

If the Bank has failed to provide an adequate allowance for loan losses, there could be a significant negative impact on its earnings.

The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral for the loan. Based upon factors such as historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality, the Bank’s management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses. At December 31, 2006, the Bank’s allowance for loan losses was $25.7 million which represented 1.09% of total loans and 175.50% of nonperforming loans. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the bank regulatory authorities require the Bank to increase its allowance for loan losses, its earnings could be significantly and adversely affected.

The Company may not be able to achieve its growth plans or effectively manage its growth.

The Company’s ability to successfully grow depends on a variety of factors including the continued availability of desirable acquisition and business opportunities, the competitive responses from other financial institutions in its market areas and its ability to integrate acquisitions and otherwise manage its growth. There can be no assurance that growth opportunities will be available or that growth will be successfully managed.

Competition from other financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect the Company’s earnings.

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

Ultimately, competition may adversely affect the rates the Company pays on deposits and charges on loans, thereby potentially adversely affecting the Company’s profitability.

Changes in interest rates may reduce the Company’s profits.

The most significant component of the Company’s net income is net interest, which accounted for 83.4% of total revenue in 2006 and 84.2% in 2005. Net interest income is the difference between the interest income generated on interest-earning assets, such as loans and investments and the interest expense paid on the funds required to support earning assets, namely deposits and borrowed funds. Interest income, which represents income from loans, investment securities and short-term investments is dependent on many factors including the volume of earning assets, the level of interest rates, the interest rate sensitivity of the earning assets and the levels of nonperforming loans. The cost of funds is a function of the amount and type of funds required to support the earning assets, the rates paid to attract and retain deposits, rates paid on borrowed funds and the levels of non-interest bearing demand deposits.

Interest rate sensitivity is a measure of how our assets and liabilities react to changes in market interest rates. The Company expects that this interest sensitivity will not always be perfectly balanced. This means that either the Company’s interest-earning assets will be more sensitive to changes in market interest rates than its interest bearing liabilities, or vice versa. If more interest-earning assets than interest -bearing liabilities reprice or mature during a time when interest rates are declining, then the Company’s net interest income may be reduced. If more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising, then the Company’s net income may be reduced. At December 31, 2006, total interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing during the same period by $52.8 million. As a result, the yield on its interest-earning assets should adjust to changes in interest rates at a faster rate than the cost of its interest-bearing liabilities and its net interest income may be reduced when interest rates decrease significantly for long periods of time.

The Company manages its interest rate risk from changes in market rates by controlling to the extent possible, the mix of interest sensitive assets and interest rate sensitive liabilities. Commencing in mid 2005 and throughout 2006 the Federal Reserve Board increased short-term interest rates 13 times. In general, when short-term rates increase, the Company expects improvements to net interest income. However, the flattening of the yield curve during 2005 and the actual curve inversion for most of 2006 has and will continue to put significant pressure in 2007 on the Company’s ability to maintain or increase net interest income as the increasing funding costs of either deposits or borrowings results in further interest spread compression.

If the goodwill that the Company has recorded in connection with its acquisitions becomes impaired, there could be a negative impact on the Company’s profitability.

Under the purchase method of accounting for all business combinations, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquiror’s balance sheet as goodwill and identifiable intangible assets. At December 31, 2006, the Company had $156.7 million of goodwill and identifiable intangible assets on its balance sheet. With the acquisition of Advantage Bank on January 19, 2006, goodwill and identifiable intangible assets increased by approximately $27 million. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment are to be charged to the results of operations in the period in which the impairment is determined. Based on tests of goodwill and identifiable intangible assets impairment, the Company has concluded that there has been no impairment during 2006 and 2005, and no write-downs have been recorded.  There can be no assurance that the future evaluations of goodwill and identifiable intangible assets will not result in determinations of impairment and write-downs.

Government regulation significantly affects the Company’s business and operations.

The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its business.

Overall, these various statutes establish the corporate governance and permissible business activities for Sun, acquisition and merger restrictions, limitations on inter-company transactions, capital adequacy requirements, and requirements for anti-money laundering programs and other compliance matters. These regulations are designed primarily for the protection of the deposit insurance funds, consumers and not to the benefit of the Company’s shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may continue to be the subject of further significant legislation in the future, which is not in the control of the Company. Significant new laws, or changes to existing laws could have a material adverse effect on the Company’s business, financial condition or results of operations. Overall compliance with all the required statutes increases Sun’s operating expenses, requires a significant amount of management’s attention and could be a competitive disadvantage with respect to non-regulated competitors

The amount of common stock held by the Company’s executive officers and directors gives them significant influence over the election of the Company’s board of directors and other matters that require shareholder approval.

As of March 5, 2007, a total of 6.2 million shares, or approximately 30% of the Company’s outstanding common stock, are beneficially owned by its directors and executive officers, not including exercisable options. Therefore, if they vote together, the Company’s directors and executive officers have the ability to exert significant influence over the election of the board of directors and other corporate actions requiring shareholder approval, including a tender offer, business combination or other transaction, or, the adoption of proposals made by shareholders. As a result, shareholders who might desire to participate in a takeover transaction may not have an opportunity to do so. The effect of these provisions could be to limit the trading price potential of the Company’s common shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2006, the Company operated from its main office in Vineland, New Jersey and 75 Community Banking Centers. The Bank leases its main office and 43 Community Banking Centers. The remainder of the community banking centers are owned by the Bank.

Item 3. Legal Proceedings.

The Company or the Bank is periodically involved in various claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company’s and the Bank’s business. While the ultimate outcome of these proceedings cannot be predicated with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows. In addition, management was not aware of any pending or threatened material litigation as of December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained under the caption “Price Range of Common Stock and Dividends” in the Company’s 2006 Annual Report to Shareholders, filed as Exhibit 13 to this Report (the “Annual Report”), is incorporated herein by reference.

Item 6. Selected Financial Data.

The information contained under the caption “Selected Financial Data” in the Company’s Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Gap Analysis” and “ -- Net Interest Income Simulation” in the Company’s Annual Report are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of Sun Bancorp, Inc. and the Summarized Quarterly Financial Data included in the notes thereto, included in the Annual Report filed as Exhibit 13, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Internal Control over Financial Reporting

1.  Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s Annual Report filed as Exhibit 13 and is incorporated herein by reference.

2. Attestation Report of Independent Public Accounting Firm.

The attestation report of Deloitte & Touche LLP on management’s assessment of the Company’s internal control over financial reporting appears in the Company’s Annual Report filed as Exhibit 13 and is incorporated herein by reference.

3.  Changes in Internal Control Over Financial Reporting.

During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the sections captioned “Additional Information About Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I - Election of Directors” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a Code of Ethics and Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics and Conduct is posted at the Company’s website at www.sunnb.com.

Item 11. Executive Compensation.

The information contained under the section captioned “Director and Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders Thereof” in the Proxy Statement.

(b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the first table under the caption “Proposal I - Election of Directors” in the Proxy Statement.

(c) Changes in Control

Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2006 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.
EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	3,053,266	$10.28	286,944
Equity compensation plans not approved by shareholders(2)	-	-	-

Total	3,053,266	$10.28	286,944

____________
(1)
Plans approved by shareholders include the 1995 Stock Option Plan, the 1997 Stock Option Plan, the 2002 Stock Option Plan and the 2004 Stock Based-Incentive Plan. The amount of securities includes options for 316,377 shares of our common stock as a result of our assuming obligations under stock option plans of Advantage Bank in connection with an acquisition in 2006 and Community Bancorp of New Jersey in connection with an acquisition in 2004. While we assumed the obligations existing under these plans as of the time of merger, we have not and will not in the future, use them to make further grants.

(2)	Not applicable.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information contained under the section captioned “Additional Information About Directors and Executive Officers - Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the section captioned “Audit Fees and Services” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

(1)
The following consolidated financial statements and the report of independent registered public accounting firm of the Registrant included in the Registrant’s Annual Report to Shareholders are incorporated herein by reference and also in Item 8 hereof.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of
December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended
December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(2)	There are no financial statements schedules that are required to be included in Part II, Item 8.

(b) The following exhibits are filed as part of this report:

3(i)	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc(1)
3(ii)	Amended and Restated Bylaws of Sun Bancorp, Inc(2)
10.1	1995 Stock Option Plan(3)
10.2	Amended and Restated 1997 Stock Option Plan(4)
10.3	2002 Stock Option Plan(5)
10.4	Directors Stock Purchase Plan(6)
10.5	Form of Change in Control Severance Agreement(7)
10.6	Severance Agreement between Thomas A. Bracken and Sun National Bank(8)
10.7	2004 Stock-Based Incentive Plan(9)
11	Computation regarding earnings per share(10)
13	2006 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23	Consent of Deloitte & Touche LLP
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________
(1) Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form S-3 (File No. 333-109636) filed with the SEC on October 10, 2003.
(2) Incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form S-3 (File No. 333-109636) filed with the SEC on October 10, 2003.
(3) Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form 10 filed with the SEC on June 28, 1996 (File No. 0-20957).
(4) Incorporated by reference Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).

(5) Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on April 16, 2002 (File No. 0-20957).
(6) Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on August 1, 1997 (File No. 333-32681).
(7) Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-20957).
(8) Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-20957).
(9)  Incorporated by reference to Exhibit H to the Company’s Joint Proxy Statement for the 2004 Annual Meeting of Shareholders in the Company’s Registration Statement on Form S-4, filed with the SEC on April 29, 2004 (File No. 0-20957).
(10)  Incorporated by reference to Note 21 of the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 16, 2007.

SUN BANCORP, INC.

By:	/s/ Sidney R. Brown

Sidney R. Brown
Acting President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2007.

/s/ Bernard A. Brown	/s/ Sidney R. Brown

Bernard A. Brown	Sidney R. Brown
Chairman	Acting President and Chief Executive Officer,
Vice Chairman, Secretary and Treasurer
(Principal Executive Officer)

/s/ Anat Bird	/s/ Thomas A. Bracken

Anat Bird	Thomas A. Bracken
Director

/s/ Irwin J. Brown	/s/ Jeffrey S. Brown

Irwin J. Brown	Jeffrey S. Brown
Director	Director

/s/ John A. Fallone	/s/ Peter Galetto, Jr

John A. Fallone	Peter Galetto, Jr
Director	Director

/s/ Douglas J. Heun	/s/ Charles P. Kaempffer

Douglas J. Heun	Charles P. Kaempffer
Director	Director

/s/ Anne E. Koons	/s/ Eli Kramer

Anne E. Koons	Eli Kramer
Director	Director

/s/ Alfonse M. Mattia	/s/ George A. Pruitt

Alfonse M. Mattia	George A. Pruitt
Director	Director

/s/ Anthony Russo, III	/s/ Edward H. Salmon

Anthony Russo, III	Edward H. Salmon
Director	Director

/s/ Dan A. Chila

Dan A. Chila
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)