Form 10-Q
period 2007-03-31
SUN BANCORP INC /NJ/
filed 2007-05-10
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(856) 691-7700
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

Common Stock, $1.00 Par Value - 20,645,743 Shares Outstanding at May 7, 2007

SUN BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	March 31, 2007	December 31, 2006

ASSETS
Cash and due from banks	$75,280	$74,991
Interest-earning bank balances	5,618	48,066
Federal funds sold	57,151	47,043
Cash and cash equivalents	138,049	170,100
Investment securities available for sale (amortized cost of $466,149 and $488,007 at March 31, 2007 and December 31, 2006, respectively)	461,759	481,952
Investment securities held to maturity (estimated fair value of $22,748 and $24,846 at March 31, 2007 and December 31, 2006, respectively)	23,238	25,441
Loans receivable (net of allowance for loan losses of $26,027 and $25,658 at March 31, 2007 and December 31, 2006, respectively)	2,388,467	2,339,584
Restricted equity investments	17,595	17,729
Bank properties and equipment, net	42,152	42,292
Real estate owned	600	600
Accrued interest receivable	18,112	17,419
Goodwill	127,936	128,117
Intangible assets, net	27,011	28,570
Deferred taxes, net	3,635	3,939
Bank owned life insurance	64,639	57,370
Other assets	11,996	10,942
Total assets	$3,325,189	$3,324,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,694,304	$2,667,997
Advances from the Federal Home Loan Bank (FHLB)	100,481	103,560
Federal funds purchased	1,500	-
Securities sold under agreements to repurchase - customers	42,511	51,740
Obligation under capital lease	5,307	5,322
Junior subordinated debentures	106,758	106,742
Other liabilities	25,733	46,467
Total liabilities	2,976,594	2,981,828

Commitments and contingencies (see Note 14)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	-		-
Common stock, $1 par value, 50,000,000 shares authorized, 20,544,129 and 20,507,549 shares issued at March 31, 2007 and December 31, 2006, respectively	20,544	20,508
Additional paid-in capital	305,427	304,857
Retained earnings	25,479	20,794
Accumulated other comprehensive loss	(2,855)	(3,932)
Total shareholders’ equity	348,595	342,227
Total liabilities and shareholders’ equity	$3,325,189	$3,324,055

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
	For the Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$43,111	$36,595
Interest on taxable investment securities	4,534	5,577
Interest on non-taxable investment securities	658	256
Interest and dividends on restricted equity investments	266	314
Interest on federal funds sold	522	280
Total interest income	49,091	43,022

INTEREST EXPENSE
Interest on deposits	20,834	13,647
Interest on borrowed funds	1,771	3,044
Interest on junior subordinated debentures	2,153	1,910
Total interest expense	24,758	18,601

Net interest income	24,333	24,421

PROVISION FOR LOAN LOSSES	750	625
Net interest income after provision for loan losses	23,583	23,796

NON-INTEREST INCOME
Service charges on deposit accounts	3,129	2,124
Other service charges	72	78
Net gain on sale of branches	1,443	-
Net gain on sale of loans	508	284
Net loss on sale of investment securities	-	(20)
Net gain on derivative instruments	234	366
Other	1,631	1,564
Total non-interest income	7,017	4,396

NON-INTEREST EXPENSE
Salaries and employee benefits	12,589	11,477
Occupancy expense	3,012	2,944
Equipment expense	1,951	1,927
Amortization of intangible assets	1,182	1,188
Data processing expense	1,008	1,059
Professional fees	811	388
Real estate owned expense, net	6	(27)
Other	3,012	3,317
Total non-interest expense	23,571	22,273

INCOME BEFORE INCOME TAXES	7,029	5,919
INCOME TAXES	2,344	1,746
NET INCOME	$4,685	$4,173

Basic earnings per share	$0.22	$0.20
Diluted earnings per share	$0.21	$0.19
Weighted average shares - basic	21,547,912	20,773,163
Weighted average shares - diluted	22,596,591	22,062,927

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For The Three Months Ended March 31, 2007 and 2006
(In thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, JANUARY 1, 2006	$18,169	$264,152	$20,757	$(7,425)	$295,653
Comprehensive income:
Net income	-	-	4,173	-	4,173
Unrealized losses on available for sale securities net of reclassification adjustment, net of tax (see Note 1)	-	-	-	289	289
Comprehensive income					4,462
Exercise of stock options	133	896	-	-	1,029
Issuance of common stock	15	284	-	-	299
Common stock issued in acquisition	832	16,997	-	-	17,829
Stock options exchanged in acquisition	-	1,954	-	-	1,954
Stock-based compensation	-	129	-	-	129
BALANCE, MARCH 31, 2006	$19,149	$284,412	$24,930	$(7,136)	$321,355

BALANCE, JANUARY 1, 2007	$20,508	$304,857	$20,794	$(3,932)	$342,227
Comprehensive income:
Net income	-	-	4,685	-	4,685
Unrealized gains on available for sale securities net of reclassification adjustment, net of tax (see Note 1)	-	-	-	1,077	1,077
Comprehensive income					5,762
Exercise of stock options	18	149	-	-	167
Excess tax benefit related to stock options	-	8	-	-	8
Issuance of common stock	18	324	-	-	342
Stock-based compensation	-	89	-	-	89
BALANCE, MARCH 31, 2007	$20,544	$305,427	$25,479	$(2,855)	$348,595

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$4,685	$4,173
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	625
Depreciation, amortization and accretion	2,111	2,236
Write down of book value of fixed assets and real estate owned	-	6
Loss on sale of investment securities available for sale	-	20
Gain on sale of branches	(1,443)	-
Gain on sale of real estate owned	-	(28)
Gain on sale of loans	(508)	(284)
Increase in cash value of bank owned life insurance	(469)	(443)
Deferred income taxes	284	(336)
Stock-based compensation	89	129
Shares contributed to employee benefit plans	159	139
Proceeds from the sale of loans	22,057	12,713
Originations of loans held for sale	(21,931)	(14,093)
Excess tax benefit related to stock options	(189)	-
Change in assets and liabilities which (used) provided cash:
Accrued interest receivable	(859)	(311)
Other assets	(216)	(5,207)
Other liabilities	4,520	(356)
Net cash provided by (used in) operating activities	9,040	(1,017)
INVESTING ACTIVITIES
Purchases of investment securities available for sale	(136,498)	(4,803)
Redemption (purchase) of restricted equity securities	134	(241)
Proceeds from maturities, prepayments or calls of investment securities available for sale	133,372	98,226
Proceeds from maturities, prepayments or calls of investment securities held to maturity	1,440	2,107
Proceeds from sale of investment securities available for sale	-	10,786
Net increase in loans	(68,015)	(39,094)
Purchase of bank properties and equipment	(1,675)	(878)
Proceeds from the sale of real estate owned	-	477
Purchase of bank owned life insurance	(6,800)	-
Net cash from sales of branches or acquisition of bank	(19,044)	(15,101)
Net cash (used in) provided by investing activities	(97,086)	51,479
FINANCING ACTIVITIES
Net increase (decrease) in deposits	66,588	(16,622)
Purchase price adjustment to goodwill resulting from stock options exercised	(181)	-
Net repayments under lines of credit and repurchase agreements	(10,823)	(11,982)
Excess tax benefit from stock-based compensation	189	233
Proceeds from exercise of stock options	167	1,029
Proceeds from issuance of subordinated debt	-	30,928
Proceeds from issuance of common stock	55	160
Net cash provided by financing activities	55,995	3,746
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,051)	54,208
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	170,100	85,462
CASH AND CASH EQUIVALENTS, END OF PERIOD	$138,049	$139,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$22,293	$16,369
Income taxes paid	639	928
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Commitments to purchase investment securities	$2,515	$-
Transfer of loans to real estate owned	$-	$600
Net assets acquired and purchase adjustments in bank acquisition	$-	$34,884
Value of shares issued in bank acquisition	$-	$17,829
Fair value of options exchanged in bank acquisition	$-	$1,954

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(All dollar amounts presented in the tables, except per share amounts, are in thousands)

(1) Summary of Significant Accounting Policies

Basis of Financial Statement Presentation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other period.

Basis of Consolidation. The unaudited condensed consolidated financial statements include, after all significant intercompany balances and transactions have been eliminated, the accounts of Sun Bancorp, Inc. (the “Company”) and its principal wholly owned subsidiary, Sun National Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Med-Vine, Inc., Sun Financial Services, L.L.C., 2020 Properties, L.L.C. and Sun Home Loans, Inc.  In accordance with the Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, and FIN 46 (R), Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51, Sun Capital Trust III, Sun Capital Trust IV, Sun Capital Trust V, Sun Capital Trust VI, Sun Statutory Trust VII and CBNJ Trust I collectively, the “Issuing Trusts”, are presented on a deconsolidated basis.

Reclassifications. Certain items previously reported in the 2006 financial statements have been reclassified to conform to the current presentation.

Use of Estimates in the Preparation of Financial Statements. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, goodwill, intangible assets, deferred tax asset valuation allowance, stock-based compensation and derivative financial instruments. Actual results may differ from these estimates.

Stock Dividend. On April 26, 2007, the Company’s Board of Directors declared a 5% stock dividend to be paid on May 24, 2007 to shareholders of record on May 14, 2007. Accordingly, per share data have been adjusted for all periods presented.

Loans Held for Sale. Included in loans receivable is approximately $2.9 million and $4.1 million of loans held for sale at March 31, 2007 and December 31, 2006, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis.

Other Comprehensive Income. The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period. These reclassifications are as follows:

Disclosure of Reclassification Amounts, Net of Tax

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gains on securities available for sale during the period	$1,665	$(588)	$1,077	$425	$(149)	$276
Less: reclassification adjustment for net loss included in net income	-	-	-	20	(7)	13
Net unrealized gain on securities available for sale	$1,665	$(588)	$1,077	$445	$(156)	$289

Recent Accounting Principles. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is continuing to evaluate the impact of this pronouncement but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and the initial application of the interpretation did not have an impact to the Company’s financial position or results of operations. There is currently no liability for uncertain tax positions. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated income statement. At March 31, 2007, the tax years ended December 31, 2003, 2004, 2005 and 2006, along with activity for the period January 1, 2007 through March 31, 2007 remain subject to examination by all tax jurisdictions. As of March 31, 2007, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company's unrecognized tax benefits.

(2) Stock-Based Compensation

Stock-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective approach. The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense for stock options over the appropriate vesting period, or when applicable, service period, using the straight-line method. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as adopted prospectively on January 1, 2003 and in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.

The Company’s Stock Plans authorize the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, advisory directors, employees and other persons to promote the success of the Company. Under the Company’s Stock Plans, options expire ten years after the date of grant, unless terminated earlier under the option terms. A committee of non-employee directors has the authority to determine the conditions upon which the options granted will vest. Options are granted at the then fair market value of the Company’s stock. The grant date fair value is calculated using the Black-Scholes option valuation model.

A summary of option activity under the Stock Plans as of March 31, 2007 and changes during the three month period is presented below:

Summary of Stock Option Activity

	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share	Number of Stock Options Exercisable
January 1, 2007	3,205,826	$9.79	3,011,690
Granted	6,825	$17.80
Exercised	(19,145)	$8.73
Forfeited	(16,933)	$17.49
Expired	(2,870)	$16.05
March 31, 2007	3,173,703	$9.77	2,990,780

The weighted average remaining contractual term was approximately 3.5 years for options outstanding and 3.2 years for options exercisable as of March 31, 2007.

As of March 31, 2007, there was $789,000 of total unrecognized compensation cost related to nonvested options and nonvested stock awards granted under the Stock Plans. That cost is expected to be recognized over a weighted average period of 2.8 years.

The total intrinsic value (the excess of the market price over the exercise price) of options exercised was $197,000. The aggregate intrinsic value was $25.4 million for options outstanding and $25.3 million for options exercisable at March 31, 2007.

The amount of cash received from the exercise of options for the three month period ended March 31, 2007 was $167,000. The total tax benefit for the three months ended March 31, 2007 was approximately $189,000.

During the three months ended March 31, 2007 and 2006, the Company granted 6,825 options and 5,512 options, respectively. The fair value of the options granted is estimated on the date of grant using the Black-Scholes option valuation model which uses the assumptions noted in the following table. The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the option is estimated using the historical exercise behavior of employees at a particular level of management who were granted options with a ten year term. Options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected volatility is based on the historical volatility for a period of three years ending on the date of grant. Utilizing a period greater than this is not representative of the Company’s view of its current stock volatility.

Significant weighted average assumptions used to calculate the fair value of the options for the three months ended March 31, 2007 and 2006 are as follows:

Weighted Average Assumptions Used in Black-Scholes Option Pricing Model

	For the Three Months Ended March 31,
	2007	2006
Weighted average fair value of options granted during the year	$4.46	$7.07
Weighted average risk-free rate of return	4.50%	4.45%
Weighted average expected option life in months	69	120
Weighted average expected volatility	27%	30%
Expected dividends(1)	$-	$-

(1) To date, the Company has not paid cash dividends on its common stock.

During the three months ended March 31, 2007, the Company issued 3,505 shares of restricted stock which were valued at $62,000 at the time of grant. The value of these shares is based upon the closing price of the common stock on the date of grant. The shares vest monthly over the following one-year service period with compensation expense recognized on a straight-line basis over the same service period. There were no restricted stock awards issued during 2006.

(3) Branch Sales

During the first quarter of 2007, the Company completed the sales of three branch offices to three separate buyers. The sales of the branch offices included approximately $40 million of aggregate deposits and approximately $19 million of aggregate loans receivable. The Company recognized a net pre-tax gain on the sales of the branch offices of approximately $1.4 million.

(4) Investment Securities

The amortized cost of investment securities and the approximate fair value were as follows:

Summary of Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2007
Available for sale:
U.S. Treasury obligations	$14,965	$2	$(14)	$14,953
U.S. Government agencies and mortgage-backed securities	357,460	252	(4,846)	352,866
State and municipal obligations	71,589	490	(274)	71,805
Other	22,135	-	-	22,135
Total available for sale	466,149	744	(5,134)	461,759

Held to maturity:
Mortgage-backed securities	23,238	-	(490)	22,748
Total held to maturity	23,238	-	(490)	22,748
Total investment securities	$489,387	$744	$(5,624)	$484,507

December 31, 2006
U.S. Treasury obligations	$29,956	$-	$(39)	$29,917
U.S. Government agencies and mortgage-backed securities	372,864	7	(6,129)	366,742
State and municipal obligations	63,211	373	(267)	63,317

Other	21,976	-	-	21,976
Total available for sale	488,007	380	(6,435)	481,952

Held to maturity:
Mortgage-backed securities	24,691	-	(595)	24,096
Other	750	-	-	750
Total held to maturity	25,441	-	(595)	24,846
Total investment securities	$513,448	$380	$(7,030)	$506,798

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2007 and December 31, 2006:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2007
U.S. Treasury obligations	$9,960	$(14)	$-	$-	$9,960	$(14)
U.S. Government agencies and mortgage-backed securities	33,665	(651)	281,434	(4,685)	315,099	(5,336)
State and municipal obligations	23,061	(188)	6,008	(86)	29,069	(274)
Total	$66,686	$(853)	$287,442	$(4,771)	$354,128	$(5,624)

December 31, 2006
U.S. Treasury obligations	$24,928	$(39)	$-	$-	$24,928	$(39)
U.S. Government agencies and mortgage-backed securities	40,798	(69)	320,068	(6,655)	360,866	(6,724)
State and municipal obligations	13,366	(30)	10,570	(237)	23,936	(267)
Total	$79,092	$(138)	$330,638	$(6,892)	$409,730	$(7,030)

At March 31, 2007, 99.9% of the gross unrealized losses in the security portfolio were comprised of securities issued by U.S. Government agencies, U.S. Government sponsored agencies and other securities rated investment grade by at least one bond credit rating service.  Management believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. Recovery of fair value is expected as the securities approach their maturity date or as valuations for such securities improve as market yields change. Management considers the length of time and the extent to which fair value is less than cost, the credit worthiness and near-term prospects of the issuer, among other things, in determining the nature of the decline in market value of the securities. As the Company has the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for a recovery of amortized cost, which may be maturity, no decline is deemed to be other than temporary. At March 31, 2007, the gross unrealized loss in the category 12 months or longer of $4.8 million consisted of 90 securities having an aggregate unrealized loss of 1.6% of the amortized cost.  The securities represented Federal Agency issues and 23 securities currently rated AA or better by at least one bond credit rating service.  At March 31, 2007, securities in a gross unrealized loss position for less than 12 months consisted of 33 securities having an aggregate unrealized loss of 1.3% of the amortized cost basis.

(5) Loans

The components of loans as of March 31, 2007 and December 31, 2006 were as follows:

Loan Components

	March 31, 2007	December 31, 2006
Commercial and industrial	$1,972,491	$1,925,103
Home equity	234,982	232,321
Second mortgages	76,449	77,337
Residential real estate	38,798	38,418
Other	91,774	92,063
Total gross loans	2,414,494	2,365,242
Allowance for loan losses	(26,027)	(25,658)
Net loans receivable	$2,388,467	$2,339,584

Non-accrual loans	$14,147	$14,322

(6) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses

	For the Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$25,658	$22,463
Charge-offs	(501)	(200)
Recoveries	120	301
Net charge-offs	(381)	(101)
Provision for loan losses	750	625
Purchased allowance from bank acquisition	-	1,259
Balance, end of period	$26,027	$24,448

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under SFAS No. 114, Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15 and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an amendment of FASB Statement No. 114. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

Components of Impaired Loans

	March 31, 2007	December 31, 2006
Impaired loans with related allowance for loan losses calculated under SFAS No. 114	$6,354	$7,975
Impaired loans with no related allowance for loan losses calculated under SFAS No. 114	7,161	4,774
Total impaired loans	$13,515	$12,749

Valuation allowance related to impaired loans	$1,961	$2,267

Analysis of Impaired Loans

	For the Three Months Ended March 31,
	2007	2006
Average impaired loans	$11,568	$19,192
Interest income recognized on impaired loans	$64	$213
Cash basis interest income recognized on impaired loans	$1	$36

(7) Bank Owned Life Insurance (“BOLI”)

At March 31, 2007 and December 31, 2006, BOLI was $64.6 million and $57.4 million, respectively. During the three months ended March 31, 2007, the Company purchased an additional $6.8 million of BOLI investments. The remaining increase of $469,000 represents an increase in the cash surrender value of the policies, which was recorded as other non-interest income in the consolidated statement of operations.

(8) Derivative Financial Instruments.

The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of March 31, 2007, derivative financial instruments have been entered into to hedge the interest rate risk associated with the Bank’s commercial lending activity. In general, the derivative transactions fall into one of two types, a bank hedge of a specific fixed-rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Bank hedges a specific fixed-rate loan, the derivative is executed for periods that match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third party.

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

Fair Value Hedges - Interest Rate Swaps

The Company has entered into interest rate swap arrangements to exchange the payments on fixed-rate commercial loan receivables for variable-rate payments based on the one-month London Interbank Offered Rate (“LIBOR”). The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the fixed-rate loan agreements. The arrangements have been designated as fair value hedges. The swaps are carried at their fair value and the carrying amount of the commercial loans includes the change in their fair values since the inception of the hedge. Because the hedging arrangement is considered highly effective, changes in the fair value of interest rate swaps exactly offset the corresponding changes in the fair value of the commercial loans and, as a result, the changes in fair value do not result in an impact on net income.

Information pertaining to outstanding interest rate swap agreements was as follows:

Summary of Interest Rate Swap Agreements

	March 31,	December 31,
	2007	2006
Notional amount	$47,613	$48,063
Weighted average pay rate	6.74%	6.74%
Weighted average receive rate	7.31%	7.34%
Weighted average maturity in years	6.4	6.6
Unrealized gain relating to interest rate swaps	$494	$640

Customer Derivatives

The Company also enters into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. At March 31, 2007 and December 31, 2006, the notional amount of such arrangements was $567.4 million and $545.0 million, respectively. As the interest rate swaps with the clients and third parties are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no net earnings impact. The Company earned $234,000 and $366,000 from facilitating customer derivative transactions during the three months ended March 31, 2007 and 2006, respectively.

(9) Deposits

Deposits consist of the following major classifications:

Summary of Deposits

	March 31, 2007	December 31, 2006
Demand deposits - interest bearing	$722,064	$792,955
Demand deposits - non-interest bearing	467,647	501,185
Savings deposits	464,754	412,973
Time certificates under $100,000	669,563	634,350
Time certificates $100,000 or more	370,276	326,534
Total	$2,694,304	$2,667,997

(10) Junior Subordinated Debentures Held by Trusts that Issued Capital Debt

The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Trust as of March 31, 2007:

Summary of Capital Securities and Junior Subordinated Debentures

	Capital Securities			Junior Subordinated Debentures
Issuer Trust	Issuance Date	Stated Value	Distribution Rate	Principal Amount	Maturity	Redeemable Beginning
Sun Capital Trust III	April 22, 2002	$20,000	6-mo LIBOR plus 3.70%	$20,619	April 22, 2032	April 22, 2007
Sun Capital Trust IV	July 7, 2002	10,000	3-mo LIBOR plus 3.65%	10,310	October 7, 2032	July 7, 2007
Sun Capital Trust V	December 18, 2003	15,000	3-mo LIBOR plus 2.80%	15,464	December 30, 2033	December 30, 2008
Sun Capital Trust VI	December 19, 2003	25,000	3-mo LIBOR plus 2.80%	25,774	January 23, 2034	January 23, 2009
CBNJ Trust I	December 19, 2002	5,000	3-mo LIBOR plus 3.35%	5,155	January 7, 2033	January 7, 2008
Sun Statutory Trust VII	January 17, 2006	30,000	6.24% Fixed	30,928	March 15, 2036	March 15, 2011
		$105,000		$108,250

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

Sun Capital Trust III variable annual rate will not exceed 11.00% through five years from its issuance. Sun Capital Trust IV variable annual rate will not exceed 11.95% through five years from its issuance. Sun Capital Trust V and Sun Capital Trust VI do not have interest rate caps. CBNJ Trust I was acquired in the July 2004 acquisition of Community Bancorp of New Jersey. CBNJ Trust I variable annual rate will not exceed 12.5% through five years from its issuance.

In April 2007, the Company called the $20.0 million of outstanding capital securities of Sun Capital Trust III contemporaneously with the redemption of the Sun Capital Trust III debentures. At the time of the call, the Company recognized a write-down of approximately $541,000 of unamortized debt issuance costs. In addition, in April 2007, the Company issued an additional $10.0 million of Trust Preferred Securities (Sun Capital Trust VII) of which the annual rate will be fixed at 6.428% until April 2012. The proceeds from the issuance of $10.0 million were used in part to redeem the $20.0 million of previously issued trust preferred securities (Sun Capital Trust III) in April 2007.

(12) Other Liabilities

At March 31, 2007 and December 31, 2006, other liabilities were $25.7 million and $46.5 million, respectively. Other liabilities at March 31, 2007 and December 31, 2006 includes a $2.5 million and $27.8 million payable for investment securities.

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period. Retroactive recognition has been given to market values, common stock outstanding and potential common shares for periods prior to the date of the Company’s stock dividends.

Earnings per share for the periods presented are as follows:

Earnings Per Share Calculation

	For the Three Months Ended March 31,
	2007	2006
Net income	$4,685	$4,173

Average common shares outstanding	21,547,912	20,773,163
Net effect of dilutive common stock equivalents	1,048,679	1,289,764
Adjusted average shares outstanding - dilutive	22,596,591	22,062,927

Basic earnings per share	$0.22	$0.20
Dilutive earnings per share	$0.21	$0.19

Dilutive stock options outstanding	3,051,504	3,444,273
Average exercise price	$9.36	$8.64
Average market price	$18.46	$18.02

There were 132,759 weighted average stock options and 165,317 weighted average stock options outstanding during the three months ended March 31, 2007 and 2006, respectively, which were not included in the computation of diluted EPS as a result of the stock options’ exercise prices being greater than the average market price of the common shares for the respective periods.

(14) Commitments and Contingencies

On February 6, 2007, the Board of Directors of the Company terminated the employment of the Company’s President and Chief Executive Officer. In April 2007, the Company entered into an agreement that provides for certain terms and conditions of the former President and Chief Executive Officer’s separation from the Company including, among other things, non-compete agreements and a general release from any claims, rights or causes of action in connection with his termination of employment or otherwise. The severance agreement provides for an aggregate cash payment of $1.7 million. The total amount charged to earnings during the first quarter 2007 as a result of this termination of employment was $1.8 million. This amount includes other severance related charges, including a charge as a result of a change in terms of the exercisability for certain stock options, continued use of the company car and payment of certain legal fees incurred in connection with the settlement agreement.

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

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of the financial condition and results of operations are based on the unaudited condensed consolidated financial statements, which are prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Management evaluates these estimates and assumptions on an ongoing basis, including those related to allowance for loan losses, goodwill, intangible assets, deferred tax asset valuation allowance, stock-based compensation and derivative financial instruments. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Allowance for Loan Losses. Through the Bank, the Company originates loans that it intends to hold for the foreseeable future or until maturity or repayment. The Bank may not be able to collect all principal and interest due on these loans. Allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. A provision for loan losses is charged to operations based on management’s evaluation of the estimated losses that have been incurred in the Company’s loan portfolio. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

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

Additionally, historic loss experience over the trailing eight quarters is taken into account. In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans without Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15, reserves (specific allowance). The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan to value ratios, and external factors. Estimates are periodically measured against actual loss experience.

As changes in the Company’s operating environment occur and as recent loss experience fluctuates, the factors for each category of loan based on type and risk rating will change to reflect current circumstances and the quality of the loan portfolio.

Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, a decline in the national economy or the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, the Company’s determination as to the amount of its allowance for loan losses is subject to review by its primary regulator, the Office of the Comptroller of the Currency (the “OCC”), as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of the OCC examination.

Accounting for Income Taxes.  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and FASB Interpretation (“FIN”) No. 48. SFAS No. 109 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. On January 1, 2007, the Company incorporated FIN No. 48 with its existing accounting policy. FIN No. 48 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated income statement.

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

Stock-Based Compensation. The Company accounts for stock based compensation in accordance with the fair value recognition provisions of SFAS No. 123R, Share-Based Payment.. Under the fair value provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock based awards at grant date requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Consolidated Financial Statements. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding stock-based compensation expense.

Financial Condition

Total assets increased from $3.32 billion at December 31, 2006 to $3.33 billion at March 31, 2007. Net loans receivable increased 2.0% or $48.9 million to $2.39 billion offset by a decrease in cash and cash equivalents of 18.8% or $32.1 million to $138.0 million and a decrease in investment securities available for sale 4.2% or $20.2 million to $461.8 million.

Net loans receivable at March 31, 2007 were $2.39 billion, an increase of $48.9 million from $2.34 billion at December 31, 2006. Organic loan growth for the first quarter 2007, adjusted for approximately $19 million in loans sold in connection with the sale of a branch and approximately $60.7 million in prepayments, was approximately 5.4%. Competition for loans across all products and markets continues to be intense during 2007.

Credit quality trends remain stable as non-performing loans were $14.7 million at March 31, 2007 compared to $14.6 million at December 31, 2006. The ratio of allowance for loan losses to total gross loans was 1.08% at March 31, 2007 and December 31, 2006. The ratio of allowance for loan losses to total non-performing loans was 177.14% at March 31, 2007 compared to 175.50% at December 31, 2006. Non-performing assets were $15.3 million at March 31, 2006 compared to $15.2 million at December 31, 2006. The ratio of non-performing assets to total gross loans and real estate owned was 0.63% at March 31, 2007, compared to 0.64% at December 31, 2006.

Investment securities available for sale and investment securities held to maturity decreased from $507.4 million at December 31, 2006 to $485.0 million at March 31, 2007. The investment securities portfolio balance is expected to remain relatively stable through 2007 as maturing securities will primarily be reinvested in investment securities. This reinvestment strategy is expected to increase portfolio yield and increase both the estimated average life and the duration of the portfolio.

Bank owned life insurance (“BOLI”) increased from $57.4 million at December 31, 2006, to $64.6 million at March 31, 2007. The increase is primarily a result of the purchase of an additional $6.8 million of BOLI investments and a $469,000 increase in the cash surrender value of the policies.

Total deposits were $2.69 billion at March 31, 2007, reflecting a $26.3 million increase from December 31, 2006. Organic deposit growth, adjusted for approximately $40 million in deposits sold in connection with the sale of three branches, was approximately 2.5%. Core deposits, which exclude all certificates greater than $100,000, represented 86.3% and 87.8% of total deposits at March 31, 2007 and December 31, 2006, respectively. The Company has experienced a change in the composition of deposits with a decline in demand deposits and an increase in higher cost savings and time deposits. The Company’s increase in rates on savings and time deposits are commensurate with increases in short-term interest rates by the Federal Reserve during the first half of 2006, the intense competitive environment for retaining and attracting deposits and the continued focus on the Company’s retail initiative.

Total borrowings decreased $10.8 million from $160.6 million at December 31, 2006 to $149.8 million at March 31, 2007 primarily as a result of a decrease of $9.2 million in securities sold under agreements to repurchase with customers.

Other liabilities decreased $20.7 million to $25.7 million at March 31, 2007, as compared to $46.5 million at December 31, 2006. Other liabilities decreased primarily as a result of a $25.2 million decrease in the payable for investment securities which decreased from $27.8 million at December 31, 2006 to $2.5 million at March 31, 2007. This decrease was offset by a $2.1 million increase in accrued interest payable on deposits which was due to increases in volume and rates. In addition, the Company accrued $2.3 million as a result of severance and other related expenses recognized in conjunction with the separation of the Company’s former President and Chief Executive Officer, as well as other executives of the Company.

Total shareholders’ equity increased $6.4 million, from $342.2 million at December 31, 2006 to $348.6 million at March 31, 2007. The increase was primarily the result of net income of $4.7 million for the three months ended March 31, 2007 and a decrease in unrealized loss on available for sale securities of $1.1 million.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Overview. Net income for the three months ended March 31, 2007 was $4.7 million or $0.21 per diluted earnings per share, compared to $4.2 million or $0.19 per diluted earnings per share for the same period in 2006. Per share data has been adjusted for the 5% stock dividend declared on April 26, 2007. Net income for the first quarter 2007 includes a net charge of approximately $874,000 (pre-tax), or $.02 per share. The net charge was a result of severance and other related charges of approximately $2.3 million (pre-tax), or $.07 per share, offset by a net gain realized from the sale of three branches during the quarter of $1.4 million (pre-tax), or $.05 per share.

Net interest income (on a tax-equivalent basis) remained relatively flat as the $6.3 million increase in interest income was offset by a $6.2 million increase in interest expense. The net interest margin decreased to 3.34% from 3.40% for the three months ended March 31, 2006. Non-interest income increased $2.6 million to $7.0 million offset by an increase in non-interest expense of $1.3 million to $23.6 million.

Table 1 sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

Table 1: Statements of Average Balances, Income or Expense, Yield or Cost

	For The Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$1,956,190	$35,504	7.26%	$1,811,832	$30,594	6.75%
Home equity	233,837	3,825	6.54	170,523	2,743	6.43
Second mortgage	76,167	1,190	6.25	66,426	998	6.01
Residential real estate	37,710	757	8.03	29,472	623	8.45
Other	92,705	1,835	7.92	82,450	1,637	7.94
Total loans receivable	2,396,609	43,111	7.20	2,160,703	36,595	6.77
Investment securities(3)	502,341	5,572	4.44	693,637	6,139	3.54
Interest-earning deposit with banks	18,363	236	5.14	12,372	145	4.69
Federal funds sold	39,870	522	5.24	25,735	280	4.35
Total interest-earning assets	2,957,183	49,441	6.69	2,892,447	43,159	5.97
Cash and due from banks	72,646			80,098
Bank properties and equipment	42,402			43,308
Goodwill and intangible assets, net	155,910			151,678
Other assets	73,270			58,289
Total non-interest-earning assets	344,228			333,373
Total assets	$3,301,411			$3,225,820

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$761,056	$5,935	3.12%	$882,548	$5,344	2.42%
Savings deposits	439,772	3,093	2.81	372,757	1,366	1.47
Time deposits	1,005,639	11,806	4.70	781,604	6,937	3.55
Total interest-bearing deposit accounts	2,206,467	20,834	3.78	2,036,909	13,647	2.68
Borrowed money:
Federal funds purchased	33	-	-	4,483	53	4.73
Securities sold under agreements to repurchase - customers	45,328	528	4.66	42,219	405	3.84
FHLB advances	101,288	1,146	4.53	207,901	2,357	4.53
Junior subordinated debentures	106,748	2,153	8.07	102,752	1,910	7.44
Obligation under capital lease	5,312	97	7.30	5,399	229	7.27
Total borrowings	258,709	3,924	6.07	362,754	4,954	5.46
Total interest-bearing liabilities	2,465,176	24,758	4.02	2,399,663	18,601	3.10
Non-interest-bearing demand deposits	458,201			496,249
Other liabilities	33,317			17,480
Total non-interest-bearing liabilities	491,518			513,729
Total liabilities	2,956,694			2,913,392
Shareholders’ equity	344,717			312,428
Total liabilities and shareholders’ equity	$3,301,411			$3,225,820

Net interest income		$24,683			$24,558
Interest rate spread(4)			2.67%			2.87%
Net interest margin(5)			3.34%			3.40%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.96%			120.54%

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

Table 2 sets forth certain information regarding changes in interest income and interest expense for the periods presented.

Table 2: Rate-Volume Variance Analysis(1)

	For the Three Months Ended March 31, 2007 vs. 2006
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$2,532	$2,378	$4,910
Home equity	1,035	47	1,082
Second mortgage	151	41	192
Residential real estate	166	(32)	134
Other	203	(5)	198
Total loans receivable	4,087	2,429	6,516
Investment securities	(1,895)	1,328	(567)
Interest-bearing deposit accounts	76	15	91
Federal funds sold	176	66	242
Total interest-earning assets	2,444	3,838	6,282

Interest expense:
Interest-bearing deposit accounts
Interest-bearing demand deposits	(790)	1,381	591
Savings deposits	282	1,445	1,727
Time deposits	2,290	2,579	4,869
Total interest-bearing deposit accounts	1,782	5,405	7,187
Borrowed money:
Federal funds purchased	(53)	-	(53)
Securities sold under agreements to repurchase - customers	32	91	123
FHLB advances	(1,209)	(2)	(1,211)
Junior subordinated debentures	77	166	243
Obligations under capital lease	(103)	(29)	(132)
Total borrowings	(1,256)	226	(1,030)
Total interest-bearing liabilities	526	5,631	6,157
Net change in net interest income	$2,090	$(1,965)	$125

(1) For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.

Net Interest Income. Net interest income (on a tax-equivalent basis) was $24.7 million for the three months ended March 31, 2007, compared to $24.6 million for the same period in 2006. Interest income (on a tax equivalent basis) increased $6.3 million from the same period in 2006 to $49.4 million while interest expense increased $6.2 million from the same period in 2006 to $24.8 million.

Overall interest income increased $6.3 million for the three months ended March 31, 2007. Interest income increased $4.1 million as average loans receivable grew $235.9 million or 10.9% which were partially funded by calls or maturities of lower yielding investment securities. This increase was offset by $1.9 million as average investment securities decreased $191.3 million or 27.6%. The Company expects the utilization of its investment portfolio as a primary source of liquidity will decrease in 2007 and that it will rely on deposit growth and wholesale borrowings to support its loan demand. This will place continued pressure on the net interest margin due to continued intense market competitiveness for deposits and the expected interest rate environment. The yields earned on average loan receivables and average investments securities increased 43 basis points and 90 basis points, respectively, which increased interest income $2.4 million and $1.3 million, respectively.

Interest expense had an overall increase of $6.2 million. Interest expense increased $5.4 million as the cost of average interest-bearing deposit accounts increased 110 basis points, reflecting the continued market competition for retail deposits and the increase in rates during the early part of 2006. The Company expects that this interest rate trend, as well as the continued competition will remain intense through 2007. In addition, interest expense increased $1.8 million as average interest-bearing deposit accounts grew $169.6 million or 8.3% offset by a $1.3 million decrease as average borrowings decreased $104.0 million or 28.7%.

The interest rate spread and net interest margin (on a tax-equivalent basis) for the three months ended March 31, 2007 was 2.67% and 3.34%, respectively, compared to 2.87% and 3.40% respectively, for the same period in 2006. The decrease in the interest rate spread and net interest margin reflects continued intense market competitiveness for both loans and deposits as well as the current interest rate environment.

Provision for Loan Losses. For the three months ended March 31, 2007, the provision for loan losses was $750,000 compared to $625,000 for the same period in 2006. The Company’s gross loans receivable grew to $2.41 billion at March 31, 2006 as compared to $2.37 billion at December 31, 2006. The provision recorded is the amount necessary to bring the allowance for loan losses to a level deemed appropriate by management based on the current risk profile of the portfolio. The Company focuses on its loan portfolio management and credit review process to address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

Non-Interest Income. Non-interest income increased $2.6 million or 59.6% for the three months ended March 31, 2007, as compared to the same period in 2006. The increase was primarily the result of the $1.4 million net gain on the sales of branches which was recognized during the three months ended March 31, 2007. In addition, service charges on deposit accounts increased $1.0 million over 2006 as a result of the implementation of select fee enhancement recommendations from the retail banking consulting initiative in the early part of 2006.

Non-Interest Expense. Non-interest expense increased $1.3 million or 5.8% for the three months ended March 31, 2007 as compared to the same period in 2006. Non-interest expense, excluding severance and other related charges of $2.3 million, decreased $1.0 million for the three months ended March 31, 2007 as compared to the same period in 2006. The $1.0 million decrease was primarily a result of an $851,000 decrease in salaries and employee benefits which was primarily a result of the staff reduction during the second quarter of 2006.

Liquidity and Capital Resources

Liquidity management is a daily and long-term business function. The Company’s liquidity, represented in part by cash and cash equivalents, is a product of its operating, investing and financing activities. Proceeds from the repayment and maturities of loans, maturities or calls of investment securities, net income and increases in deposits and borrowings are the primary source of liquidity for the Company.

A major source of the Company's funding is deposits, which management believes will be sufficient to meet the Company’s long-term daily operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans as well as maturities or calls of investment securities, while additional funds can be obtained from a variety of sources including federal funds purchased, securities sold under agreements to repurchase, FHLB advances, loan sales or participations and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will be secondary sources of funding, and management expects there to be adequate collateral for such funding requirements.

The Company's primary uses of funds are the origination of loans, the funding of the Company's maturing certificates of deposit, deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the 12 months ending March 31, 2007 total $825.2 million. The Company anticipates that it will be able to retain a significant amount of these maturing deposits. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards to customers that establish core accounts and maintain a certain minimum threshold account balance. The Company will continue to competitively price deposits for growth and retention. However, based on market conditions and other liquidity considerations, it may also avail itself of the secondary borrowings discussed above. The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. The Company has additional secured borrowing capacity with the FHLB of approximately $139.7 million, of which $100.5 million was outstanding at March 31, 2007, and other sources of approximately $22.4 million. The FHLB provides a reliable source of funds with a wide variety of terms and structures. Management will continue to monitor the Company’s liquidity and maintain it at a level deemed adequate but not excessive.

Management has developed a capital plan for the Company and the Bank that should allow the Company and the Bank to grow capital internally at levels sufficient for achieving its internal growth projections while managing its operating and financial risks. The Company has also considered a plan for contingency capital needs, and when appropriate, the Company’s Board of Directors may consider various capital raising alternatives. The principle components of the capital plan are to generate additional capital through retained earnings from internal growth, access the capital markets for external sources of capital, such as common equity and trust preferred securities, when necessary or appropriate, redeem existing capital instruments and refinance such instruments at lower rates when conditions permit and maintain sufficient capital for safe and sound operations. In April 2007, the Company called the $20.0 million outstanding capital securities of Sun Capital Trust III contemporaneously with the redemption of the Sun Capital Trust III debentures. In addition, in April 2007, the Company issued an additional $10.0 million of Trust Preferred Securities (Sun Capital Trust VIII) which was used in part to redeem the $20.0 million of previously issued trust preferred securities (Sun Capital Trust III).

The Company is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. It is the Company’s intention to maintain “well-capitalized” risk-based capital levels.

While the capital securities are deconsolidated in accordance with GAAP, they continue to qualify as Tier 1 capital under federal regulatory guidelines. In March 2005, the Federal Reserve amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of trust preferred securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule, effective March 31, 2009, will limit capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. The Company does not anticipate that this amended rule will have a material impact on its capital ratios.

As part of its capital plan, the Company, through its deconsolidated trust subsidiaries, issued Trust Preferred Securities that qualify as Tier 1 or core capital of the Company. These securities are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2007, the Company’s $105.0 million in Trust Preferred Securities qualify as Tier 1.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at March 31, 2007 was $60.5 million, and the portion of the exposure not covered by collateral was approximately $2.1 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date.

On February 6, 2007, the Board of Directors of the Company terminated the employment of the Company’s President and Chief Executive Officer. In April 2007, the Company entered into an agreement that provides for certain terms and conditions of the former President and Chief Executive Officer’s separation from the Company including, among other things, non-compete agreements and a general release from any claims, rights or causes of action in connection with his termination of employment or otherwise. The severance agreement provides for an aggregate cash payment of $1.7 million. The total amount charged to earnings during the first quarter 2007 as a result of this termination of employment was $1.8 million. This amount includes other severance related charges, including a charge as a result of a change in terms of the exercisability for certain stock options, continued use of the company car and payment of certain legal fees incurred in connection with the settlement agreement.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is continuing to evaluate the impact of this pronouncement but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

 In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and the initial application of the interpretation did not have an impact to the Company’s financial position or results of operations. There is currently no liability for uncertain tax positions. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated income statement. At March 31, 2007, the tax years ended December 31, 2003, 2004, 2005 and 2006, along with activity for the period January 1, 2007 through March 31, 2007 remain subject to examination by all tax jurisdictions. As of March 31, 2007, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company's unrecognized tax benefits.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Asset and Liability Management

Interest rate, credit and operational risks are among the most significant market risks impacting the performance of the Company. The Company has an Asset Liability Committee (“ALCO"), composed of senior management representatives from a variety of areas within the Company. ALCO, which meets monthly, devises strategies and tactics to maintain the net interest income of the Company within acceptable ranges over a variety of interest rate scenarios. Should the Company’s risk modeling indicate an undesired exposure to changes in interest rates, there are a number of remedial options available including changing the investment portfolio characteristics, and changing loan and deposit pricing strategies. Two of the tools used in monitoring the Company’s sensitivity to interest rate changes are gap analysis and net interest income simulation.

Gap Analysis. Banks are concerned with the extent to which they are able to match maturities or repricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring the bank’s interest rate sensitivity gap. Interest-earning assets are considered to be interest-rate sensitive if they will mature or reprice within a specific time period, over the interest-bearing liabilities maturing or repricing within that same time period. On a monthly basis the Company and the Bank monitor their gap, primarily cumulative through both six months and one year maturities

At March 31, 2007, the Company’s gap analysis showed a liability sensitive position with total interest-bearing liabilities maturing or repricing within one year exceeding interest-earning assets maturing or repricing during the same time period by $78.5 million, representing a negative one-year gap ratio of -2.4%. All amounts are categorized by their actual maturity, anticipated call or repricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis shows a position that is relatively neutral to increasing rates with a negative exposure to declining rates. The current exposure to declining rates is largely influenced by deposit competition and the expectation that deposit rates will not decline as rapidly as the market rates to which many of our assets are indexed.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity.

Table 3 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of March 31, 2007:

Table 3: Sensitivity Profile

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	-0.2%
+100	-0.2%
-100	-1.1%
-200	-1.8%

Derivative Financial Instruments.  The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of March 31, 2007, all derivative financial instruments have been entered into to hedge the interest rate risk associated with the Bank’s commercial lending activity. In general, the derivative transactions fall into one of two types: a Bank hedge of a specific fixed-rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Bank hedges a specific fixed-rate loan, the derivative is executed for periods and terms that match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third party.

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

Fair Value Hedges - Interest Rate Swaps

 The Company has entered into interest rate swap arrangements to exchange the payments on fixed-rate commercial loan receivables for variable-rate payments based on the one-month London Interbank Offered Rate. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the fixed rate loan agreements. The arrangements have been designated as fair value hedges. The swaps are carried at their fair value and the carrying amount of the commercial loans includes the net change in their fair values since the inception of the hedge. Because the hedging arrangement is considered highly effective, changes in the fair value of interest rate swaps exactly offset the corresponding changes in the fair value of the commercial loans and, as a result, the changes in fair value do not result in an impact on net income.

Information pertaining to outstanding interest rate swap agreements was as follows:

Table 4: Summary of Interest Rate Swap Agreements

	March 31,	December 31,
	2007	2006
Notional amount	$47,613	$48,063
Weighted average pay rate	6.74%	6.74%
Weighted average receive rate	7.31%	7.34%
Weighted average maturity in years	6.4	6.6
Unrealized gain relating to interest rate swaps	$494	$640

Customer Derivatives

The Company entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At March 31, 2007 and December 31, 2006, the notional amount of such arrangements was $567.4 million and $545.0 million, respectively. As the interest rate swaps with the clients and third parties are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no net earnings impact. The Company earned $234,000 and $366,000 from facilitating customer derivative transactions during the three months ended March 31, 2007 and 2006, respectively.

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

The Company is not engaged in any legal proceedings of a material nature at March 31, 2007. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 1A.	Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission.

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

Sun Bancorp, Inc.
(Registrant)

Date: May 10, 2007	/s/ Sidney R. Brown
Sidney R. Brown
Acting President and Chief Executive Officer

Date: May 10, 2007	/s/ Dan A. Chila
Dan A. Chila
Executive Vice President and
Chief Financial Officer