Form 10-Q
period 2007-06-30
SUN BANCORP INC /NJ/
filed 2007-08-09
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common Stock, $1.00 Par Value – 22,243,286 Shares Outstanding at August 7, 2007

SUN BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$80,862	$74,991
Interest-earning bank balances	3,555	48,066
Federal funds sold	15,950	47,043
Cash and cash equivalents	100,367	170,100
Investment securities available for sale (amortized cost of $470,770 and $488,007 at June 30, 2007 and December 31, 2006, respectively)	463,883	481,952
Investment securities held to maturity (estimated fair value of $20,940 and $24,846 at June 30, 2007 and December 31, 2006, respectively)	21,562	25,441
Loans receivable (net of allowance for loan losses of $26,079 and $25,658 at June 30, 2007 and December 31, 2006, respectively)	2,421,182	2,339,584
Restricted equity investments	16,249	17,729
Bank properties and equipment, net	43,574	42,292
Real estate owned	1,165	600
Accrued interest receivable	18,026	17,419
Goodwill	127,936	128,117
Intangible assets, net	25,833	28,570
Deferred taxes, net	4,592	3,939
Bank owned life insurance	65,122	57,370
Other assets	15,142	12,450
Total assets	$3,324,633	$3,325,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,725,747	$2,667,997
Advances from the Federal Home Loan Bank (FHLB)	66,029	103,560
Securities sold under agreements to repurchase - customers	44,612	51,740
Obligation under capital lease	5,291	5,322
Junior subordinated debentures	97,941	108,250
Other liabilities	29,255	46,467
Total liabilities	2,968,875	2,983,336

Commitments and contingencies (see Note 14)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $1 par value, 50,000,000 shares authorized, 21,942,691 and 20,507,549 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	21,943	20,508
Additional paid-in capital	327,709	304,857
Retained earnings	10,583	20,794
Accumulated other comprehensive loss	(4,477)	(3,932)
Total shareholders’ equity	355,758	342,227
Total liabilities and shareholders’ equity	$3,324,633	$3,325,563

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$43,403	$39,714	$86,514	$76,309
Interest on taxable investment securities	4,500	5,015	9,034	10,592
Interest on non-taxable investment securities	733	341	1,391	597
Interest and dividends on restricted equity investments	281	262	547	576
Interest on federal funds sold	741	232	1,263	512
Total interest income	49,658	45,564	98,749	88,586
INTEREST EXPENSE
Interest on deposits	22,077	15,964	42,911	29,611
Interest on borrowed funds	1,558	2,377	3,329	5,421
Interest on junior subordinated debentures	2,473	2,110	4,626	4,020
Total interest expense	26,108	20,451	50,866	39,052
Net interest income	23,550	25,113	47,883	49,534
PROVISION FOR LOAN LOSSES	950	875	1,700	1,500
Net Interest income after provision for loan losses	22,600	24,238	46,183	48,034
NON-INTEREST INCOME
Service charges on deposit accounts	3,552	2,622	6,681	4,746
Other service charges	75	80	147	158
Net gain on sale of branches	-	-	1,443	-
Net gain on sale of bank property & equipment	12	-	12	-
Loss on sale of investment securities	-	-	-	(20)
Gain on sale of loans	447	160	955	444
Net gain on derivative instruments	525	458	759	824
Other	1,694	1,750	3,325	3,314
Total non-interest income	6,305	5,070	13,322	9,466
NON-INTEREST EXPENSE
Salaries and employee benefits	11,023	12,110	23,612	23,587
Occupancy expense	2,717	2,849	5,729	5,793
Equipment expense	1,829	2,084	3,780	4,011
Amortization of intangible assets	1,178	1,193	2,360	2,381
Data processing expense	1,100	1,103	2,108	2,162
Professional fees	566	397	1,377	785
Advertising expense	509	550	982	973
Real estate owned expense, net	10	167	16	140
Other	3,086	3,188	5,625	6,082
Total non-interest expense	22,018	23,641	45,589	45,914
INCOME BEFORE INCOME TAXES	6,887	5,667	13,916	11,586
INCOME TAXES	1,975	1,877	4,319	3,623
NET INCOME	$4,912	$3,790	$9,597	$7,963

Basic earnings per share	$0.23	$0.18	$0.44	$0.38
Diluted earnings per share	$0.22	$0.17	$0.42	$0.36
Weighted average shares - basic	21,738,367	21,380,072	21,643,651	21,078,294
Weighted average shares - diluted	22,670,769	22,374,387	22,618,810	22,212,091

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, JANUARY 1, 2006	$18,169	$264,152	$20,757	$(7,425)	$295,653
Comprehensive income:
Net income	-	-	7,963	-	7,963
Unrealized losses on available for sale securities net of reclassification adjustment, net of tax (see Note 1)	-	-	-	(512)	(512)
Comprehensive income					7,451
Exercise of stock options	405	3,231	-	-	3,636
Excess tax benefit related to stock options	-	235	-	-	235
Issuance of common stock	33	573	-	-	606
Common stock issued in acquisition	832	16,997	-	-	17,829
Stock options exchanged in acquisition	-	1,954	-	-	1,954
Stock-based compensation	-	305	-	-	305
Stock dividend	970	16,247	(17,217)	-	-
BALANCE, JUNE 30, 2006	$20,409	$303,694	$11,503	$(7,937)	$327,669

BALANCE, JANUARY 1, 2007	$20,508	$304,857	$20,794	$(3,932)	$342,227
Comprehensive income:
Net income	-	-	9,597	-	9,597
Unrealized losses on available for sale securities net of reclassification adjustment, net of tax (see Note 1)	-	-	-	(545)	(545)
Comprehensive income					9,052
Exercise of stock options	370	2,146	-	-	2,516
Excess tax benefit related to stock options	-	1,159	-	-	1,159
Issuance of common stock	32	555	-	-	587
Stock-based compensation	1	234	-	-	235
Stock dividend	1,032	18,758	(19,790)	-	-
Cash paid for fractional interests resulting from stock dividend	-	-	(18)	-	(18)
BALANCE, JUNE 30, 2007	$21,943	$327,709	$10,583	$(4,477)	$355,758

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$9,597	$7,963
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,700	1,500
Depreciation, amortization and accretion	4,429	4,501
Write down of book value of fixed assets and real estate owned	-	79
Loss on sale of investment securities available for sale	-	20
Gain on sale of branches	(1,443)	-
Gain on sale of bank properties and equipment	(12)	-
Gain on sale of real estate owned	-	(46)
Gain on sale of loans	(955)	(433)
Increase in cash value of bank owned life insurance	(952)	(888)
Deferred income taxes	366	(1,022)
Stock-based compensation	235	305
Shares contributed to employee benefit plans	287	282
Proceeds from sale of loans	43,007	31,467
Originations of loans held for sale	(44,737)	(33,712)
Excess tax benefit related to stock options	(1,340)	(1,487)
Change in assets and liabilities which (used) provided cash:
Accrued interest receivable	(774)	245
Other assets	(679)	(2,136)
Other liabilities	1,473	(722)
Net cash provided by operating activities	10,202	5,916
INVESTING ACTIVITIES
Purchases of investment securities available for sale	(177,230)	(36,099)
Purchases of investment securities held to maturity	-	(500)
Redemption of restricted equity securities	1,480	2,432
Proceeds from maturities, prepayments or calls of investment securities available for sale	175,960	217,131
Proceeds from maturities, prepayments or calls of investment securities held to maturity	3,104	4,245
Proceeds from sale of investment securities available for sale	-	25,498
Net increase in loans	(99,942)	(119,438)
Purchase of bank properties and equipment	(4,200)	(1,471)
Proceeds from the sale of real estate owned	-	1,383
Purchase of bank owned life insurance	(6,800)	-
Net cash from sales of branches or acquisition of bank	(19,044)	(15,101)
Net cash (used in) provided by investing activities	(126,672)	78,080
FINANCING ACTIVITIES
Net increase (decrease) in deposits	98,031	(33,628)
Purchase price adjustment to goodwill resulting from stock options exercised	(181)	-
Net repayments under lines of credit and repurchase agreements	(44,690)	(74,588)
Excess tax benefit from stock-based compensation	1,340	1,487
Proceeds from exercise of stock options	2,516	2,385
Proceeds from issuance of subordinated debt	10,310	30,928
Redemption of subordinated debt	(20,619)	-
Proceeds from issuance of common stock	48	89
Cash paid for fractional interests resulting from stock dividend	(18)	-
Net cash provided by (used in) financing activities	46,737	(73,327)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(69,733)	10,699
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	170,100	85,462
CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,367	$96,131
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$50,020	$35,966
Income taxes paid	$4,139	$2,886
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Commitments to purchase investment securities	$9,000	$-
Transfer of loans to real estate owned	$565	$669
Write-off of trust preferred issuance costs	$541	$-
Net assets acquired and purchase adjustments in bank acquisition	$-	$34,884
Value of shares issued in bank acquisition	$-	$17,829
Fair value of options exchanged in bank acquisition	$-	$1,954

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, all dollar amounts presented in the tables, except per share amounts, are in thousands)

(1) Summary of Significant Accounting Policies

Basis of Financial Statement Presentation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other period.

Basis of Consolidation. The unaudited condensed consolidated financial statements include, after all significant intercompany balances and transactions have been eliminated, the accounts of Sun Bancorp, Inc. (the “Company”) and its principal wholly owned subsidiary, Sun National Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Med-Vine, Inc., Sun Financial Services, L.L.C., 2020 Properties, L.L.C., Sun Home Loans, Inc. and Del-Vine, Inc.  Del-Vine, Inc. began operations during the second quarter 2007.  From time to time, the Bank may sell a participation interest in a pool of loans to Del-Vine, Inc., with servicing and administrative responsibilities provided in exchange for consideration. In accordance with the Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, and FIN 46 (R), Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51, Sun Capital Trust III, Sun Capital Trust IV, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII and CBNJ Trust I collectively, the “Issuing Trusts”, are presented on a deconsolidated basis.

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

Loans Held for Sale. Included in loans receivable is approximately $3.8 million and $4.1 million of loans held for sale at June 30, 2007 and December 31, 2006, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis.

Other Comprehensive Income. The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Reclassifications are made to avoid double counting in comprehensive income of items which are displayed as part of net income for the period. These reclassifications are as follows:

Disclosure of Reclassification Amounts, Net of Tax

	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding loss on securities available for sale during the period	$(834)	$288	$(546)	$(790)	$265	$(525)
Less: reclassification adjustment for net loss included in net income	2	(1)	1	20	(7)	13
Net unrealized loss on securities available for sale	$(832)	$287	$(545)	$(770)	$258	$(512)

Recent Accounting Principles. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the guidance will have an effect on the Company’s financial position or results of operations.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 was applied to all existing tax positions upon initial adoption. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007 and the initial application of the interpretation did not have an impact to the Company’s financial position or results of operations. As of the date of adoption, there was no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated income statement. As of January 1, 2007, the tax years ended December 31, 2003, 2004, 2005 and 200 remain subject to examination by all tax jurisdictions. As of June 30, 2007, no audits were in process by a tax jurisdiction.  However, the Company did receive notification from the Internal Revenue Service of its intention to audit the 2004 tax return during the third quarter 2007.  The Company does not expect the audit to result in a material change to the Company's tax position.

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

A summary of option activity under the Stock Plans as of June 30, 2007 and changes during the six month period is presented below:

Summary of Stock Option Activity

	Number of Options	Weighted Average Exercise Price Per Share	Number of Options Exercisable
January 1, 2007	3,205,826	$9.79	3,011,690
Granted	206,850	$17.74
Exercised	(386,340)	$6.97
Forfeited	(55,222)	$17.92
Expired	(5,973)	$17.76
June 30, 2007	2,965,141	$10.54	2,628,557

The weighted average remaining contractual term was approximately 3.9 years for options outstanding and 3.2 years for options exercisable as of June 30, 2007.

As of June 30, 2007, there was $1.5 million of total unrecognized compensation cost related to nonvested options and nonvested stock awards granted under the Stock Plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

The total intrinsic value (the excess of the market price over the exercise price) for options exercised during the six months ended June 30, 2007 was $4.2 million. At June 30, 2007, the aggregate intrinsic value was $19.2 million for options outstanding and $19.2 million for options exercisable.

The amount of cash received from the exercise of options for the six month period ended June 30, 2007 was $2.5 million. The total tax benefit for the six months ended June 30, 2007 was approximately $1.3 million.

During the six months ended June 30, 2007 and 2006, the Company granted 206,850 options and 45,738 options, respectively. The fair value of the options granted is estimated on the date of grant using the Black-Scholes option valuation model which uses the assumptions noted in the following table. The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the option is estimated using the historical exercise behavior of employees at a particular level of management who were granted options with a ten-year term. Options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected volatility is based on the historical volatility for a period of three years ending on the date of grant. Utilizing a period greater than this is not representative of the Company’s view of its current stock volatility.

Significant weighted average assumptions used to calculate the fair value of the options for the six months ended June 30, 2007 and 2006 are as follows:

Weighted Average Assumptions Used in Black-Scholes Option Pricing Model

	For the Six Months Ended June 30,
	2007	2006
Weighted average fair value of options granted	$4.10	$6.30
Weighted average risk-free rate of return	4.50%	5.19%
Weighted average expected option life in months	58	120
Weighted average expected volatility	27%	29%
Expected dividends(1)	$-	$-

(1) To date, the Company has not paid cash dividends on its common stock.

During the six months ended June 30, 2007, the Company issued 9,492 shares of restricted stock.  The restricted stock issued during the six months ended June 30, 2007 was valued at $167,000 at the time of grant. The value of these shares is based upon the closing price of the common stock on the date of grant. The shares vest monthly over the following one-year service period with compensation expense recognized on a straight-line basis over the same service period. The compensation expense recognized for the three and six months ended June 30, 2007 was $24,000 and $27,000, respectively. There were no restricted stock awards issued during the three and six months ended June 30, 2006.

(3) Branch Sales

During the first quarter of 2007, the Company completed the sales of three branch offices to three separate buyers. The sales of the branch offices included approximately $40 million of aggregate deposits and approximately $19 million of aggregate loans receivable. The Company recognized a net pre-tax gain on the sales of the branch offices of approximately $1.4 million.

(4) Investment Securities

The amortized cost of investment securities and the approximate fair value were as follows:

Summary of Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2007
Available for sale:
U.S. Treasury obligations	$14,896	$-	$(28)	$14,868
U.S. Government agencies and mortgage-backed securities	337,416	3	(5,465)	331,954
State and municipal obligations	73,296	130	(1,529)	71,897
Other	45,162	2	-	45,164
Total available for sale	470,770	135	(7,022)	463,883

Held to maturity:
Mortgage-backed securities	21,562	-	(622)	20,940
Total held to maturity	21,562	-	(622)	20,940
Total investment securities	$492,332	$135	$(7,644)	$484,823

December 31, 2006
Available for sale:
U.S. Treasury obligations	$29,956	$-	$(39)	$29,917
U.S. Government agencies and mortgage-backed securities	372,864	7	(6,129)	366,742
State and municipal obligations	63,211	373	(267)	63,317
Other	21,976	-	-	21,976
Total available for sale	488,007	380	(6,435)	481,952

Held to maturity:
Mortgage-backed securities	24,691	-	(595)	24,096
Other	750	-	-	750
Total held to maturity	25,441	-	(595)	24,846
Total investment securities	$513,448	$380	$(7,030)	$506,798

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2007 and December 31, 2006:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2007
U.S. Treasury obligations	$14,869	$(28)	$-	$-	$14,869	$(28)
U.S. Government agencies and mortgage-backed securities	91,123	(986)	260,100	(5,101)	351,223	(6,087)
State and municipal obligations	47,505	(1,309)	10,996	(220)	58,501	(1,529)
Total	$153,497	$(2,323)	$271,096	$(5,321)	$424,593	$(7,644)

December 31, 2006
U.S. Treasury obligations	$24,928	$(39)	$-	$-	$24,928	$(39)
U.S. Government agencies and mortgage-backed securities	40,798	(69)	320,068	(6,655)	360,866	(6,724)
State and municipal obligations	13,366	(30)	10,570	(237)	23,936	(267)
Total	$79,092	$(138)	$330,638	$(6,892)	$409,730	$(7,030)

At June 30, 2007, 99.9% of the gross unrealized losses in the security portfolio were comprised of securities issued by U.S. Government agencies, U.S. Government sponsored agencies and other securities rated investment grade by at least one bond credit rating service.  Management believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. Recovery of fair value is expected as the securities approach their maturity date or as valuations for such securities improve as market yields change. Management considers the length of time and the extent to which fair value is less than cost, the credit worthiness and near-term prospects of the issuer, among other things, in determining the nature of the decline in market value of the securities. As the Company has the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for a recovery of amortized cost, which may be maturity, no decline is deemed to be other than temporary. At June 30, 2007, the gross unrealized loss in the category 12 months or longer of $5.3 million consisted of 101 securities having an aggregate unrealized loss of 1.9% of the amortized cost.  The securities represented Federal Agency issues and 17 securities currently rated AA or better by at least one bond credit rating service.  At June 30, 2007, securities in a gross unrealized loss position for less than 12 months consisted of 126 securities having an aggregate unrealized loss of 1.5% of the amortized cost basis.

(5) Loans

The components of loans as of June 30, 2007 and December 31, 2006 were as follows:

Loan Components

	June 30, 2007	December 31, 2006
Commercial and industrial	$1,985,584	$1,925,103
Home equity	245,283	232,321
Second mortgages	79,120	77,337
Residential real estate	47,101	38,418
Other	90,173	92,063
Total gross loans	2,447,261	2,365,242
Allowance for loan losses	(26,079)	(25,658)
Net loans receivable	$2,421,182	$2,339,584

Non-accrual loans	$14,505	$14,322

(6) Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2007 and 2006 and for the year ended December 31, 2006 were as follows:

Allowance for Loan Losses

	For the Six Months Ended June 30,		For the Year Ended December 31,
	2007	2006	2006
Balance, beginning of period	$25,658	$22,463	$22,463
Charge-offs	(1,518)	(916)	(2,513)
Recoveries	239	374	642
Net charge-offs	(1,279)	(542)	(1,871)
Provision for loan losses	1,700	1,500	3,807
Purchased allowance from bank acquisition	-	1,259	1,259
Balance, end of period	$26,079	$24,680	$25,658

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

Components of Impaired Loans

	June 30, 2007	December 31, 2006
Impaired loans with related allowance for loan losses calculated under SFAS No. 114	$6,271	$7,975
Impaired loans with no related allowance for loan losses calculated under SFAS No. 114	6,892	4,774
Total impaired loans	$13,163	$12,749

Valuation allowance related to impaired loans	$1,692	$2,267

Analysis of Impaired Loans

	For the Six Months Ended June 30,
	2007	2006
Average impaired loans	$12,773	$19,492
Interest income recognized on impaired loans	$138	$394
Cash basis interest income recognized on impaired loans	$7	$55

(7) Real Estate Owned

Real estate owned at June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
Commercial properties	$300	$-
Residential properties	865	600
Total	$1,165	$600

(8) Bank Owned Life Insurance (“BOLI”)

At June 30, 2007 and December 31, 2006, BOLI was $65.1 million and $57.4 million, respectively. During the first quarter 2007, the Company purchased an additional $6.8 million of BOLI. The remaining increase of $952,000 represents an increase in the cash surrender value of the policies during the six months ended June 30, 2007, which was recorded as other non-interest income in the consolidated statement of operations.

(9) Derivative Financial Instruments.

The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of June 30, 2007, derivative financial instruments have been entered into to hedge the interest rate risk associated with the Bank’s commercial lending activity. In general, the derivative transactions fall into one of two types, a bank hedge of a specific fixed-rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Bank hedges a specific fixed-rate loan, the derivative is executed for periods that match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third party.

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

Fair Value Hedges - Interest Rate Swaps. The Company has entered into interest rate swap arrangements to exchange the payments on fixed-rate commercial loan receivables for variable-rate payments based on the one-month London Interbank Offered Rate (“LIBOR”). The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the fixed-rate loan agreements. The arrangements have been designated as fair value hedges. The swaps are carried at their fair value and the carrying amount of the commercial loans includes the change in their fair values since the inception of the hedge. Because the hedging arrangement is considered highly effective, changes in the fair value of interest rate swaps exactly offset the corresponding changes in the fair value of the commercial loans and, as a result, the changes in fair value do not result in an impact on net income.

Information pertaining to outstanding interest rate swap agreements was as follows:

Summary of Interest Rate Swap Agreements

	June 30,	December 31,
	2007	2006
Notional amount	$49,386	$48,063
Weighted average pay rate	6.77%	6.74%
Weighted average receive rate	7.32%	7.34%
Weighted average maturity in years	6.2	6.6
Unrealized gain relating to interest rate swaps	$1,652	$640

Customer Derivatives. The Company also enters into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. At June 30, 2007 and December 31, 2006, the notional amount of such arrangements was $642.4 million and $545.0 million, respectively. As the interest rate swaps with the clients and third parties are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no net earnings impact. The Company earned $525,000 and $759,000 from facilitating customer derivative transactions during the three and six months ended June 30, 2007, as compared to $458,000 and $824,000 for the same periods in 2006.

(10) Deposits

Deposits consist of the following major classifications:

Summary of Deposits

	June 30, 2007	December 31, 2006
Demand deposits - interest bearing	$764,900	$792,955
Demand deposits - non-interest bearing	466,960	501,185
Savings deposits	471,060	412,973
Time certificates under $100,000	673,387	634,350
Time certificates $100,000 or more	349,440	326,534
Total	$2,725,747	$2,667,997

(11) Junior Subordinated Debentures Held by Trusts that Issued Capital Debt

The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Trust as of June 30, 2007:

Summary of Capital Securities and Junior Subordinated Debentures

	Capital Securities			Junior Subordinated Debentures
Issuer Trust	Issuance Date	Stated Value	Distribution Rate	Principal Amount	Maturity	Redeemable Beginning
Sun Capital Trust IV	July 7, 2002	10,000	3-mo LIBOR plus 3.65%	10,310	October 7, 2032	July 7, 2007
Sun Capital Trust V	December 18, 2003	15,000	3-mo LIBOR plus 2.80%	15,464	December 30, 2033	December 30, 2008
Sun Capital Trust VI	December 19, 2003	25,000	3-mo LIBOR plus 2.80%	25,774	January 23, 2034	January 23, 2009
CBNJ Trust I	December 19, 2002	5,000	3-mo LIBOR plus 3.35%	5,155	January 7, 2033	January 7, 2008
Sun Statutory Trust VII	January 17, 2006	30,000	6.24% Fixed	30,928	March 15, 2036	March 15, 2011
Sun Capital Trust VII	April 19, 2007	10,000	6.428% Fixed	10,310	June 30, 2042	June 30, 2012
		$95,000		$97,941

Junior subordinated debentures were $97.9 million and $108.3 million at June 30, 2007 and December 31, 2006, respectively.  In April 2007, the Company called the $20.0 million of outstanding capital securities of Sun Capital Trust III contemporaneously with the redemption of the Sun Capital Trust III debentures. At the time of the call, the Company recognized a write-down of approximately $541,000 of unamortized debt issuance costs. In addition, in April 2007, the Company issued an additional $10.0 million of Trust Preferred Securities (Sun Capital Trust VII) of which the annual rate will be fixed at 6.428% until April 2012. The proceeds from the issuance of $10.0 million were used in part to redeem the $20.0 million of previously issued trust preferred securities (Sun Capital Trust III) in April 2007.

In July 2007, the Company called the $10.0 million of outstanding capital securities of Sun Capital Trust IV contemporaneously with the redemption of the Sun Capital Trust IV debentures. At the time of the call the Company recognized a write-down of approximately $250,000 of unamortized debt issuance costs.  In addition, in July 2007, the Company issued an additional $10.0 million of Trust Preferred Securities (Sun Capital Trust VIII) of which the variable annual rate of interest resets quarterly and is equal to LIBOR plus 1.39%, with an initial rate of 6.75%. The proceeds from the issuance of $10.0 million were used to redeem the $10.0 million of previously issued trust preferred securities (Sun Capital Trust IV) in July 2007.

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

Sun Capital Trust V and Sun Capital Trust VI do not have interest rate caps. CBNJ Trust I was acquired in the July 2004 acquisition of Community Bancorp of New Jersey. CBNJ Trust I variable annual rate will not exceed 12.5% through five years from its issuance.   Sun Statutory Trust VII has a fixed rate for a period of five years from the date of issuance and beginning in year six a variable rate of LIBOR plus 1.35%.  Sun Capital Trust VII has a fixed rate for a period of five years from the date of issuance and beginning in year six a variable rate of LIBOR plus 1.39%.

(12) Other Liabilities

At June 30, 2007 and December 31, 2006, other liabilities were $29.3 million and $46.5 million, respectively. Other liabilities at June 30, 2007 and December 31, 2006 include a $9.0 million and $27.8 million, respectively, payable for unsettled security trades.

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

Earnings per share for the periods presented are as follows:

Earnings Per Share Calculation

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$4,912	$3,790	$9,597	$7,963

Average common shares outstanding	21,738,367	21,380,072	21,643,651	21,078,294
Net effect of dilutive common stock equivalents	932,402	994,315	975,159	1,133,797
Adjusted average shares outstanding - dilutive	22,670,769	22,374,387	22,618,810	22,212,091

Basic earnings per share	$0.23	$0.18	$0.44	$0.38
Dilutive earnings per share	$0.22	$0.17	$0.42	$0.36

Dilutive common stock equivalents	2,839,191	3,100,845	3,056,008	3,283,550
Average exercise price	$9.35	$9.03	$9.66	$8.85
Average market price	$17.70	$16.42	$18.08	$17.21

There were 359,569 weighted average common stock equivalents and 188,121 weighted average common stock equivalents outstanding during the three months ended June 30, 2007 and 2006, respectively, which were not included in the computation of diluted EPS as a result of the stock options’ exercise prices being greater than the average market price of the common shares for the respective periods.  There were 134,428 weighted average common stock equivalents and 164,777 weighted average common stock equivalents outstanding during the six months ended June 30, 2007 and 2006, respectively, which were not included in the computation of diluted EPS as a result of the stock options’ exercise prices being greater than the average market price of the common shares for the respective periods.

(14) Commitments and Contingencies

On February 6, 2007, the Board of Directors of the Company terminated the employment of the Company’s President and Chief Executive Officer. In April 2007, the Company entered into an agreement that provides for certain terms and conditions of the former President and Chief Executive Officer’s separation from the Company including, among other things, non-compete agreements and a general release from any claims, rights or causes of action in connection with his termination of employment or otherwise. The severance agreement provides for an aggregate cash payment of $1.7 million. The total amount charged to earnings during the first quarter 2007 as a result of this termination of employment was $1.8 million. This amount includes other severance related charges, including a charge as a result of a change in terms of the exercisability for certain stock options, continued use of a company car and payment of certain legal fees incurred in connection with the settlement agreement.  As of June 30, 2007, $450,000 of the $1.7 million remains outstanding and is expected to be paid through the first quarter of 2008.

(15) Stock Repurchase Plan

In July 2007, the Board of Directors of the Company authorized the initiation of a stock repurchase plan covering up to approximately 5%, or approximately 1,000,000 shares of the Company’s outstanding common stock.  The repurchases will be made from time to time in open-market transactions, subject to the availability of the stock, over the next 18 months.

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

Accounting for Income Taxes.  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. SFAS No. 109 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. On January 1, 2007, the Company incorporated FIN No. 48 with its existing accounting policy. FIN No. 48 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated income statement.

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

Financial Condition

Total assets were $3.32 billion at June 30, 2007 as compared to $3.33 billion at December 31, 2006. Total loans before allowance for loan losses increased 3.5% or $82.0 million to $2.45 billion offset by a decrease in cash and cash equivalents of 41.0% or $69.7 million to $100.4 million and a decrease in investment securities available for sale of 3.7% or $18.1 million to $463.9 million. Total deposits increased 2.2% or $57.8 million to $2.73 billion while total borrowings decreased 27.8% or $44.7 million to $115.9 million and junior subordinated debentures decreased 9.5% or $10.3 million to $97.9 million.

Loans receivable at June 30, 2007 were $2.45 billion, an increase of $82.0 million from $2.37 billion at December 31, 2006. Organic loan growth for the first six months of 2007, adjusted for approximately $19 million in loans sold in connection with the sale of a branch and approximately $43.0 million in prepayments, was approximately 6.1%. Competition for loans across all products and markets continues to be intense during 2007.

Credit quality trends remain stable.  Total non-performing loans were $15.3 million at June 30, 2007, or 0.63%, of total loans and real estate owned, compared to $14.6 million or 0.62% at December 31, 2006. The ratio of allowance for loan losses to total non-performing loans was 169.98% at June 30, 2007 compared to 175.50% at December 31, 2006. Non-performing assets were $16.5 million at June 30, 2007 compared to $15.2 million at December 31, 2006. The ratio of allowance for loan losses to total gross loans was 1.07% at June 30, 2007 as compared to 1.08% at December 31, 2006.

Investment securities available for sale and investment securities held to maturity decreased from $507.4 million at December 31, 2006 to $485.4 million at June 30, 2007. The investment securities portfolio balance is expected to remain relatively stable through the second half of 2007 as maturing securities will primarily be reinvested in investment securities. This reinvestment strategy is expected to increase portfolio yield and increase both the estimated average life and the duration of the portfolio.

Bank owned life insurance (“BOLI”) increased from $57.4 million at December 31, 2006, to $65.1 million at June 30, 2007. The increase is primarily a result of the purchase of an additional $6.8 million of BOLI and a $952,000 increase in the cash surrender value of the policies.

Total deposits were $2.73 billion at June 30, 2007, reflecting a $57.8 million increase from December 31, 2006. Organic deposit growth, adjusted for approximately $40 million in deposits sold in connection with the sale of three branches, was approximately 3.7%. Core deposits, which exclude all certificates of $100,000 or more, represented 87.2% and 87.8% of total deposits at June 30, 2007 and December 31, 2006, respectively. The Company has experienced a change in the composition of deposits with a decline in demand deposits and an increase in higher cost savings and time deposits. The Company’s increase in rates on savings and time deposits are commensurate with increases in short-term interest rates by the Federal Reserve during the first half of 2006, the intense competitive environment for retaining and attracting deposits and the continued focus on the Company’s retail initiative.

Total borrowings decreased $44.7 million from $160.6 million at December 31, 2006 to $115.9 million at June 30, 2007 primarily as a result of a decrease of $37.5 million in advances from Federal Home Loan Bank (FHLB) and a decrease of $7.1 million in securities sold under agreements to repurchase with customers.

Junior subordinated debentures decreased $10.3 million as the Company called $20.0 million of outstanding capital securities of Sun Capital Trust III contemporaneously with the redemption of the Sun Capital Trust III debentures during the second quarter of 2007.  In addition, the Company issued an additional $10.0 million of Trust Preferred Securities (Sun Capital Trust VII) during the second quarter of 2007 which was used in part to redeem the $20.0 million of previously issued trust preferred securities.

Other liabilities decreased $17.2 million to $29.3 million at June 30, 2007, as compared to $46.5 million at December 31, 2006. Other liabilities decreased primarily as a result of a $18.8 million decrease in the payable for unsettled security trades which decreased from $27.8 million at December 31, 2006 to $9.0 million at June 30, 2007. This decrease was offset by a $1.1 million increase in accrued interest payable on deposits which was due to increases in volume and rates.

Total shareholders’ equity increased $13.5 million, from $342.2 million at December 31, 2006 to $355.8 million at June 30, 2007. The increase was primarily the result of net income of $9.6 million for the first half of 2007 and stock options exercised which increased shareholders’ equity $2.5 million.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

Overview. Net income for the three months ended June 30, 2007 was $4.9 million or $0.22 per share, compared to $3.8 million or $0.17 per share for the same period in 2006. Per share data has been adjusted for the 5% stock dividend declared on April 26, 2007.   The current quarter include charges of approximately $751,000 (pre-tax), or $.02 per share.  The charges represent $541,000 of write-off of unamortized issuance costs of redeemed Sun Trust III trust preferred securities, an early extinguishment of debt charge of $124,000 for an FHLB borrowing prepayment and $86,000 of severance related expenses.  The three months ended June 30, 2006 includes $400,000 (pre-tax), or $0.01 of severance related expenses.

Table 1 sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

Table 1: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

	For The Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$1,978,175	$35,648	7.21%	$1,868,587	$33,000	7.06%
Home equity	240,150	3,945	6.57	194,103	3,176	6.54
Second mortgage	77,442	1,238	6.39	75,059	1,168	6.22
Residential real estate	39,193	747	7.62	28,784	588	8.17
Other	91,578	1,825	7.97	86,047	1,782	8.28
Total loans receivable	2,426,538	43,403	7.15	2,252,580	39,714	7.05
Investment securities(3)	505,315	5,764	4.56	627,863	5,672	3.61
Interest-earning deposit with banks	16,457	141	3.43	10,970	129	4.70
Federal funds sold	55,897	741	5.30	18,803	232	4.94
Total interest-earning assets	3,004,207	50,049	6.66	2,910,216	45,747	6.29
Cash and due from banks	71,814			79,224
Bank properties and equipment	42,958			43,610
Goodwill and intangible assets, net	154,494			160,002
Other assets	68,033			57,154
Total non-interest-earning assets	337,299			339,990
Total assets	$3,341,506			$3,250,206

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$741,568	5,873	3.17%	$863,264	5,891	2.73%
Savings deposits	467,455	3,508	3.00	343,974	1,284	1.49
Time deposits	1,056,680	12,696	4.81	889,277	8,789	3.95
Total interest-bearing deposit accounts	2,265,703	22,077	3.90	2,096,515	15,964	3.05
Borrowed money:
Federal funds purchased	863	13	6.03	7,967	109	5.47
Securities sold under agreements to repurchase - customers	43,011	498	4.63	39,671	422	4.25
FHLB advances	86,136	950	4.41	149,761	1,748	4.67
Junior subordinated debentures	100,887	2,473	9.81	108,250	2,110	7.80
Obligation under capital lease	5,296	97	7.33	5,357	98	7.32
Total borrowings	236,193	4,031	6.83	311,006	4,487	5.77
Total interest-bearing liabilities	2,501,896	26,108	4.17	2,407,521	20,451	3.40
Non-interest-bearing demand deposits	458,851			503,081
Other liabilities	27,479			14,258
Total non-interest-bearing liabilities	486,330			517,339
Total liabilities	2,988,226			2,924,860
Shareholders’ equity	353,280			325,346
Total liabilities and shareholders’ equity	$3,341,506			$3,250,206

Net interest income		$23,941			$25,296
Interest rate spread(4)			2.49%			2.89%
Net interest margin(5)			3.19%			3.48%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.08%			120.88%

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

Table 2: Quarterly Rate-Volume Variance Analysis(1)
	For the Three Months Ended June 30, 2007 vs. 2006
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$1,965	$683	$2,648
Home equity	756	13	769
Second mortgage	38	32	70
Residential real estate	200	(41)	159
Other	112	(69)	43
Total loans receivable	3,071	618	3,689
Investment securities	(1,227)	1,319	92
Interest-bearing deposit accounts	53	(41)	12
Federal funds sold	490	19	509
Total interest-earning assets	2,387	1,915	4,302

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(890)	872	(18)
Savings deposits	583	1,641	2,224
Time deposits	1,821	2,086	3,907
Total interest-bearing deposit accounts	1,514	4,599	6,113
Borrowed money:
Federal funds purchased	(96)	-	(96)
Securities sold under agreements to repurchase - customers	37	39	76
FHLB advances	(707)	(91)	(798)
Junior subordinated debentures	(151)	514	363
Obligation under capital lease	(1)	-	(1)
Total borrowings	(918)	462	(456)
Total interest-bearing liabilities	596	5,061	5,657
Net change in net interest income	$1,791	$(3,146)	$(1,355)

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

Net Interest Income. Net interest income (on a tax-equivalent basis) decreased $1.4 million to $23.9 million for the three months ended June 30, 2007 from $25.3 million for the same period in 2006.  Interest income (on a tax equivalent basis) increased $4.3 million from the prior period to $50.0 million while interest expense increased $5.7 million.  Interest expense for 2007 includes a $541,000 write-off of unamortized issuance costs of redeemed Sun Trust III trust preferred securities.

Overall interest income increased $4.3 million for the three months ended June 30, 2007, compared to the same period in 2006. Interest income related to loan volume increased $3.1 million as average loans receivable grew $174.0 million or 7.7% which were partially funded by calls or maturities of lower yielding investment securities. The decrease of $122.5 million or 19.5% in average investment securities resulted in a $1.2 million decrease to interest income.  The Company expects the utilization of its investment portfolio as a primary source of liquidity to continue to decrease over the second half of 2007 and that it will rely on deposit growth and wholesale borrowings to support its loan demand. This may place continued pressure on the net interest margin due to continued intense market competitiveness for deposits and the expected interest rate environment. The yields earned on average loan receivables and average investments securities increased 10 basis points and 95 basis points, respectively, which increased interest income $618,000 and $1.3 million, respectively.

Overall interest expense increased $5.7 million. Interest expense increased $4.6 million as the cost of average interest-bearing deposit accounts increased 85 basis points, reflecting the continued market competition for retail deposits and the increase in rates during the early part of 2006. The Company expects that this interest rate trend, as well as the continued competition will continue through the balance of 2007. In addition, interest expense increased $1.5 million as average interest-bearing deposit accounts grew $169.2 million or 8.1% offset by a decrease of $707,000 in interest expense as average FHLB advances decreased $63.6 million or 42.5%, as a result of the repayments of FHLB borrowings.

The interest rate spread and net interest margin (on a tax-equivalent basis) for the three months ended June 30, 2007 was 2.49% and 3.19%, respectively, compared to 2.89% and 3.48% respectively, for the same period in 2006. The net interest margin, adjusted for the $541,000 write-off of unamortized issuance costs of redeemed trust preferred securities was 3.26%. The decrease in the interest rate spread and net interest margin reflect continued intense market competitiveness for both loans and deposits, the current interest rate environment as well as the increased costs of interest-bearing deposits attributable to the Company’s deposit pricing strategy in support of the retail transformation initiative which began in the third quarter of 2006.

Provision for Loan Losses. For the three months ended June 30, 2007, the provision for loan losses was $950,000 compared to $875,000 for the same period in 2006. The Company’s gross loans receivable grew 6.6% to $2.45 billion at June 30, 2007 as compared to the same period in 2006. The provision recorded is the amount necessary to bring the allowance for loan losses to a level deemed appropriate by management based on the current risk profile of the portfolio. The Company focuses on its loan portfolio management and credit review process to address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

Non-Interest Income. Non-interest income increased $1.2 million or 24.4% for the three months ended June 30, 2007, as compared to the same period in 2006. The increase was primarily as a result of an increase of $930,000 in service charges on deposit accounts as a result of the implementation of select fee enhancement recommendations from the retail banking consulting initiative in the early part of 2006.  In addition, the gain on sale of loans, which includes mortgages and SBA loans, increased $287,000 or 179.4% as a result of an increase in sales transactions.

Non-Interest Expense. Non-interest expense decreased $1.6 million or 6.9% for the three months ended June 30, 2007 as compared to the same period in 2006, as the Company continues to focus on its profitability enhancement initiatives with particular emphasis on expense savings.  The decrease was primarily a result of a decrease in salaries and employee benefits of $1.1 million which was primarily a result of the staff reductions which were initiated in the second quarter of 2006.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

Overview. Net income for the six months ended June 30, 2007 was $9.6 million or $0.42 per per share, compared to $8.0 million or $0.36 per share for the same period in 2006. Per share data has been adjusted for the 5% stock dividend declared on April 26, 2007. Net income for the first half of 2007 includes net charges of approximately $1.6 million (pre-tax), or $.05 per share. The charges were a result of $2.4 million of severance related expenses, the $541,000 write-off of unamortized issuance costs of redeemed Sun Trust III trust preferred securities, and an early extinguishment of debt charge of $124,000 for an FHLB borrowing prepayment, offset by a net gain of $1.4 million realized from the sale of three branches. The first half of 2006 includes severance related charges of $400,000 (pre-tax), or $.01 per share.

Table 3 sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

Table 3: Year-to-date Statements of Average Balances, Income or Expense, Yield or Cost

	For The Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$1,967,243	$71,152	7.23%	$1,840,366	$63,594	6.91%
Home equity	237,011	7,770	6.56	182,378	5,919	6.49
Second mortgage	76,808	2,428	6.32	70,766	2,167	6.12
Residential real estate	38,456	1,504	7.82	29,126	1,210	8.31
Other	92,138	3,660	7.94	84,259	3,419	8.12
Total loans receivable	2,411,656	86,514	7.17	2,206,895	76,309	6.92
Investment securities(3)	503,836	11,336	4.50	660,568	11,811	3.58
Interest-earning deposit with banks	17,405	377	4.33	11,667	274	4.70
Federal funds sold	47,928	1,263	5.27	22,250	512	4.60
Total interest-earning assets	2,980,825	99,490	6.68	2,901,380	88,906	6.13
Cash and due from banks	72,228			79,659
Bank properties and equipment	42,681			43,460
Goodwill and intangible assets, net	155,198			155,863
Other assets	71,384			57,718
Total non-interest-earning assets	341,491			336,700
Total assets	$3,322,316			$3,238,080

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$751,258	11,808	3.14%	$872,853	11,236	2.57%
Savings deposits	453,690	6,601	2.91	358,286	2,650	1.48
Time deposits	1,031,301	24,502	4.75	835,738	15,725	3.76
Total interest-bearing deposit accounts	2,236,249	42,911	3.84	2,066,877	29,611	2.87
Borrowed money:
Federal funds purchased	450	13	5.78	6,235	162	5.20
Securities sold under agreements to repurchase - customers	44,163	1,026	4.65	40,938	828	4.05
FHLB advances	93,670	2,096	4.48	178,670	4,104	4.59
Junior subordinated debentures	104,548	4,626	8.85	105,516	4,020	7.62
Obligation under capital lease	5,304	194	7.32	5,378	327	7.30
Total borrowings	248,135	7,955	6.41	336,737	9,441	5.61
Total interest-bearing liabilities	2,484,384	50,866	4.09	2,403,614	39,052	3.25
Non-interest-bearing demand deposits	458,528			499,684
Other liabilities	30,382			15,860
Total non-interest-bearing liabilities	488,910			515,544
Total liabilities	2,973,294			2,919,158
Shareholders’ equity	349,022			318,922
Total liabilities and shareholders’ equity	$3,322,316			$3,238,080

Net interest income		$48,624			$49,854
Interest rate spread(4)			2.59%			2.88%
Net interest margin(5)			3.26%			3.44%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.98%			120.71%

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

Table 4 sets forth certain information regarding changes in interest income and interest expense for the periods presented.

Table 4: Year-to-date Rate-Volume Variance Analysis(1)
	For the Six Months Ended June 30, 2007 vs. 2006
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$4,506	$3,052	$7,558
Home equity	1,790	61	1,851
Second mortgage	189	72	261
Residential real estate	367	(73)	294
Other	313	(72)	241
Total loans receivable	7,165	3,040	10,205
Investment securities	(3,125)	2,652	(473)
Interest-bearing deposit accounts	126	(23)	103
Federal funds sold	667	84	751
Total interest-earning assets	4,833	5,753	10,586

Interest expense:
Interest-bearing deposit accounts
Interest-bearing demand deposits	(1,683)	2,256	573
Savings deposits	853	3,098	3,951
Time deposits	4,135	4,641	8,776
Total interest-bearing deposit accounts	3,305	9,995	13,300
Borrowed money:
Federal funds purchased	(149)	-	(149)
Securities sold under agreements to repurchase - customers	69	129	198
FHLB advances	(1,905)	(104)	(2,009)
Junior subordinated debentures	(37)	643	606
Obligations under capital lease	(126)	(7)	(133)
Total borrowings	(2,148)	661	(1,487)
Total interest-bearing liabilities	1,157	10,656	11,813
Net change in net interest income	$3,676	$(4,903)	$(1,227)

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

Net Interest Income. Net interest income (on a tax-equivalent basis) was $48.6 million for the six months ended June 30, 2007, compared to $49.9 million for the same period in 2006. Interest income (on a tax equivalent basis) increased $10.6 million from the same period in 2006 to $99.5 million while interest expense increased $11.8 million from the same period in 2006 to $50.9 million.

Overall interest income increased $10.6 million for the six months ended June 30, 2007, compared to the same period in 2006. Interest income related to loan volume increased $7.2 million as average loans receivable grew $204.8 million or 9.28% which were partially funded by calls or maturities of lower yielding investment securities. This increase was offset by a $3.1 million decrease in interest income as average investment securities decreased $156.7 million or 23.7%. The Company expects the utilization of its investment portfolio as a primary source of liquidity will continue to decrease over the second half of 2007 and that it will rely on deposit growth and wholesale borrowings to support its loan demand. This may place continued pressure on the net interest margin due to continued intense market competitiveness for deposits and the expected interest rate environment. The yields earned on average loan receivables and average investments securities increased 25 basis points and 92 basis points, respectively, which increased interest income $3.0 million and $2.7 million, respectively.

Overall interest expense increased $11.8 million. Interest expense increased $10.0 million as the cost of average interest-bearing deposit accounts increased 97 basis points, reflecting the continued market competition for retail deposits and the increase in rates during the early part of 2006. The Company expects that this interest rate trend, as well as the continued competition will continue through the balance of 2007. In addition, interest expense increased $3.3 million as average interest-bearing deposit accounts grew $169.4 million or 8.2% offset by a decrease of $1.9 million in interest expense as average FHLB advances decreased $85,000 million or 47.6%, as a result of the repayments of FHLB borrowings.

The interest rate spread and net interest margin (on a tax-equivalent basis) for the six months ended June 30, 2007 was 2.59% and 3.26%, respectively, compared to 2.88% and 3.44% respectively, for the same period in 2006. The net interest margin, adjusted for the $541,000 write-off of unamortized issuance costs of redeemed trust preferred securities, was 3.30%. The decrease in the interest rate spread and net interest margin reflect continued intense market competitiveness for both loans and deposits, the current interest rate environment as well as the increased costs of interest-bearing deposits attributable to the Company’s deposit pricing strategy in support of the retail transformation initiative which began in the third quarter of 2006.

Provision for Loan Losses. For the six months ended June 30, 2007, the provision for loan losses was $1.7 million compared to $1.5 million for the same period in 2006. The Company’s gross loans receivable grew 6.6% to $2.45 billion at June 30, 2007 as compared to the same period in 2006. The provision recorded is the amount necessary to bring the allowance for loan losses to a level deemed appropriate by management based on the current risk profile of the portfolio. The Company focuses on its loan portfolio management and credit review process to address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

Non-Interest Income. Non-interest income increased $3.9 million or 40.7% for the six months ended June 30, 2007, as compared to the same period in 2006. The increase was primarily the result of the $1.4 million net gain on the sales of branches which was recognized during the first quarter 2007. In addition, service charges on deposit accounts increased $1.9 million over 2006 as a result of the implementation of select fee enhancement recommendations from the retail banking consulting initiative in the early part of 2006 and gain on sale of loans, which includes mortgages and SBA loans, increased $511,000 or 115.1% as a result of an increase in sales transactions.

Non-Interest Expense. Non-interest expense decreased $325,000 for the six months ended June 30, 2007, compared to the same period in 2006. Non-interest expense for the six months ended June 30, 2007 excluding severance and other related charges of $2.4 million and a $124,000 prepayment penalty recognized as a result of the early extinguishment of an FHLB borrowing, decreased $2.5 million compared to the same period in 2006. The six months ended June 30, 2006 included severance and other related charges of $400,000. The $2.5 million decrease was primarily a result of a $1.6 million decrease in salaries and employee benefits which was primarily a result of the staff reduction which was initiated in the second quarter of 2006. In addition, insurance with the Federal Deposit Insurance Corporation (“FDIC”) increased $215,000 as a result of the Federal Deposit Insurance Reform Act of 2005 which resulted in significant changes to the federal deposit insurance program.  The changes to the program include revisions to the assessments paid by FDIC-insured depository institutions.  The FDIC provided a one-time assessment credit of $526,000 to the Company which will partially offset the FDIC insurance premiums for 2007 which are estimated to be approximately $1.5 million. The Company completely exhausted the credit during the first half of 2007 and expects to recognize an additional $740,000 in premiums over the remainder of 2007.

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

A major source of the Company's funding is deposits, which management believes will be sufficient to meet the Company’s long-term daily operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans as well as maturities or calls of investment securities, while additional funds can be obtained from a variety of sources including federal funds purchased, securities sold under agreements to repurchase, FHLB advances, loan sales or participations and other secured and unsecured borrowings. At June 30, 2007, the Company does not feel that its future levels of principal repayments will be materially impacted by problems currently being experienced in the residential mortgage market. It is anticipated that FHLB advances and securities sold under agreements to repurchase will be secondary sources of funding, and management expects there to be adequate collateral for such funding requirements.

The Company's primary uses of funds are the origination of loans, the funding of the Company's maturing certificates of deposit, deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the 12 months ending June 30, 2008 total $825.9 million. The Company anticipates that it will be able to retain a significant amount of these maturing deposits. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards to customers that establish core accounts and maintain a certain minimum threshold account balance. The Company will continue to competitively price deposits for growth and retention. However, based on market conditions and other liquidity considerations, it may also avail itself of the secondary borrowings discussed above. The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. The Company has additional secured borrowing capacity with the FHLB of approximately $115.4 million, of which $66.0 million was outstanding at June 30, 2007, and other sources of approximately $42.1 million. The FHLB provides a reliable source of funds with a wide variety of terms and structures. Management will continue to monitor the Company’s liquidity and maintain it at a level deemed adequate but not excessive.

Management has a capital plan for the Company and the Bank that should allow the Company and the Bank to grow capital internally at levels sufficient for achieving its internal growth projections while managing its operating and financial risks. The Company has also considered a plan for contingency capital needs, and when appropriate, the Company’s Board of Directors may consider various capital raising alternatives. The principle components of the capital plan are to generate additional capital through retained earnings from internal growth, access the capital markets for external sources of capital, such as common equity and trust preferred securities, when necessary or appropriate, redeem existing capital instruments and refinance such instruments at lower rates when conditions permit and maintain sufficient capital for safe and sound operations. In April 2007, the Company called the $20.0 million outstanding capital securities of Sun Capital Trust III contemporaneously with the redemption of the Sun Capital Trust III debentures. In addition, in April 2007, the Company issued an additional $10.0 million of Trust Preferred Securities (Sun Capital Trust VIII) which was used in part to redeem the $20.0 million of previously issued trust preferred securities (Sun Capital Trust III).  In July 2007, the Company called the $10.0 million of outstanding capital securities of Sun Capital Trust IV contemporaneously with the redemption of the Sun Capital Trust IV debentures. At the time of the call the Company recognized a write-down of approximately $250,000 of unamortized debt issuance costs.

In July 2007, the Board of Directors of the Company authorized the initiation of a stock repurchase plan covering up to approximately 5%, or approximately 1,000,000 shares of the Company’s outstanding common stock.  The repurchases will be made from time to time in open-market transactions, subject to the availability of the stock, over the next 18 months.

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

As part of its capital plan, the Company, through its deconsolidated trust subsidiaries, issued Trust Preferred Securities that qualify as Tier 1 or core capital of the Company. These securities are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2007, the Company’s $95.0 million in Trust Preferred Securities qualify as Tier 1.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at June 30, 2007 was $62.3 million, and the portion of the exposure not covered by collateral was approximately $1.7 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date.

 On February 6, 2007, the Board of Directors of the Company terminated the employment of the Company’s President and Chief Executive Officer. In April 2007, the Company entered into an agreement that provides for certain terms and conditions of the former President and Chief Executive Officer’s separation from the Company including, among other things, non-compete agreements and a general release from any claims, rights or causes of action in connection with his termination of employment or otherwise. The severance agreement provides for an aggregate cash payment of $1.7 million. The total amount charged to earnings during the first quarter 2007 as a result of this termination of employment was $1.8 million. This amount includes other severance related charges, including a charge as a result of a change in terms of the exercisability for certain stock options, continued use of a company car and payment of certain legal fees incurred in connection with the settlement agreement. As of June 30, 2007, $450,000 of the $1.7 million remains outstanding and is expected to be paid through the first quarter of 2008.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the guidance will have an  effect on the Company’s financial position or results of operations.

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

 In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 was applied to all existing tax positions upon initial adoption. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007 and the initial application of the interpretation did not have an impact to the Company’s financial position or results of operations. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated income statement. As of January 1, 2007, the tax years ended December 31, 2003, 2004, 2005 and 200 remain subject to examination by all tax jurisdictions. As of June 30, 2007, no audits were in process by a tax jurisdiction.  However, the Company did receive notification from the Internal Revenue Service of its intention to audit the 2004 tax return during the third quarter 2007.  The Company does not expect the audit to result in a material change to the Company's tax position.

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

Gap Analysis. Banks are concerned with the extent to which they are able to match maturities or repricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring the bank’s interest rate sensitivity gap. Gap analysis measures the volume of interest-earning assets that will mature or reprice within a specific time period, compared to the interest-bearing liabilities maturing or repricing within that same time period.  On a monthly basis the Company and the Bank monitor their gap, primarily cumulative through both six months and one year maturities

At June 30, 2007, the Company’s gap analysis showed a liability sensitive position with total interest-bearing liabilities maturing or repricing within one year exceeding interest-earning assets maturing or repricing during the same time period by $24.2 million, representing a negative one-year gap ratio of -0.7%. All amounts are categorized by their actual maturity, anticipated call or repricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis shows a position that is relatively neutral to increasing rates with a negative exposure to declining rates. The current exposure to declining rates is largely influenced by deposit competition and the Company’s current expectation that deposit rates may not decline as rapidly as the market rates to which many of our assets are indexed.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity.

Table 5 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of June 30, 2007:

Table 5: Sensitivity Profile

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	-1.1%
+100	-0.4%
-100	-0.2%
-200	-0.1%

Derivative Financial Instruments.  The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of June 30, 2007, all derivative financial instruments have been entered into to hedge the interest rate risk associated with the Bank’s commercial lending activity. In general, the derivative transactions fall into one of two types: a Bank hedge of a specific fixed-rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Bank hedges a specific fixed-rate loan, the derivative is executed for periods and terms that match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third party.

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

Information pertaining to outstanding interest rate swap agreements was as follows:

Table 6: Summary of Interest Rate Swap Agreements

	June 30,	December 31,
	2007	2006
Notional amount	$49,386	$48,063
Weighted average pay rate	6.77%	6.74%
Weighted average receive rate	7.32%	7.34%
Weighted average maturity in years	6.2	6.6
Unrealized gain relating to interest rate swaps	$1,652	$640

Customer Derivatives

The Company entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At June 30, 2007 and December 31, 2006, the notional amount of such arrangements was $642.4 million and $545.0 million, respectively. As the interest rate swaps with the clients and third parties are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no net earnings impact. The Company earned $525,000 and $759,000 from facilitating customer derivative transactions during the three and six months ended June 30, 2007, as compared to $458,000 and $824,000 for the same periods in 2006.

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

The Company is not engaged in any legal proceedings of a material nature at June 30, 2007. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 1A.	Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Not applicable
Item 3.	Defaults upon Senior Securities
	Not applicable
Item 4.	Submission of Matters to a Vote of Security Holders
	The Annual Meeting of the shareholders of the Company was held on May 17, 2007 and the following matters were voted on:
	1)	Election of Directors
			Vote
			For	Withheld
		Anat Bird	15,598,108	3,332,204
		Bernard A. Brown	17,104,138	1,826,175
		Ike Brown	17,060,653	1,869,660
		Jeffrey S. Brown	17,064,192	1,866,121
		Sidney R. Brown	17,141,268	1,789,045
		John A. Fallone	17,200,711	1,729,601
		Peter Galetto, Jr.	17,207,642	1,722,670
		Douglas J. Heun	17,210,579	1,719,734
		Charles P. Kaempffer	17,187,199	1,743,113
		Anne E. Koons	16,992,654	1,937,658
		Eli Kramer	17,228,307	1,702,005
		Alfonse M. Mattia	17,205,377	1,724,934
		George A. Pruitt	17,171,384	1,758,928
		Anthony Russo, III	17,190,461	1,739,851
		Edward H. Salmon	16,989,355	1,940,957

	2)
Amendment to the Company’s 2004 Stock-Based Incentive Plan (“2004 Stock Plan”) to include (i) and increase to the aggregate number of shares of common stock authorized to be issued pursuant to the 2004 Stock Plan and (ii) permitting Stock Appreciation Rights (“SARs”) to be granted under the 2004 Stock Plan.

			Vote
		For	Against	Withheld
		11,087,761	4,368,747	293,602

	3)	The ratification of the appointment of Deloitte & Touche LLP as the Company's registered public accounting firm for the fiscal year ending December 31, 2007.
			Vote
		For	Against	Withheld
		18,785,065	89,548	55,699

Item 5.	Other Information
Not applicable
Item 6.	Exhibits
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

Sun Bancorp, Inc.
(Registrant)

Date: August 9, 2007	/s/ Sidney R. Brown
Sidney R. Brown
Acting President and Chief Executive Officer

Date: August 9, 2007	/s/ Dan A. Chila
Dan A. Chila
Executive Vice President and
Chief Financial Officer