Form 10-Q
period 2007-09-30
SUN BANCORP INC /NJ/
filed 2007-11-09
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common Stock, $1.00 Par Value – 22,591,945 Shares Outstanding at November 7, 2007

SUN BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$68,044	$74,991
Interest-earning bank balances	4,020	48,066
Federal funds sold	17,475	47,043
Cash and cash equivalents	89,539	170,100
Investment securities available for sale (amortized cost of $426,316 and $488,007 at September 30, 2007 and December 31, 2006, respectively)	422,216	481,952
Investment securities held to maturity (estimated fair value of $19,774 and $24,846 at September 30, 2007 and December 31, 2006, respectively)	20,202	25,441
Loans receivable (net of allowance for loan losses of $26,340 and $25,658 at September 30, 2007 and December 31, 2006, respectively)	2,446,267	2,339,584
Restricted equity investments	16,907	17,729
Bank properties and equipment, net	45,453	42,292
Real estate owned	1,449	600
Accrued interest receivable	18,300	17,419
Goodwill	127,935	128,117
Intangible assets, net	24,656	28,570
Deferred taxes, net	3,416	3,939
Bank owned life insurance	65,607	57,370
Other assets	13,629	12,450
Total assets	$3,295,576	$3,325,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,682,286	$2,667,997
Advances from the Federal Home Loan Bank (FHLB)	64,763	103,560
Securities sold under agreements to repurchase - FHLB	15,000	-
Securities sold under agreements to repurchase - customers	46,499	51,740
Obligation under capital lease	5,275	5,322
Junior subordinated debentures	97,941	108,250
Other liabilities	22,167	46,467
Total liabilities	2,933,931	2,983,336

Commitments and contingencies (see Note 15)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $1 par value, 50,000,000 shares authorized, 22,484,789 and 20,507,549 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	22,485	20,508
Additional paid-in capital	333,993	304,857
Retained earnings	16,468	20,794
Accumulated other comprehensive loss	(2,669)	(3,932)
Treasury stock at cost, 542,978 shares at September 30, 2007	(8,632)	-
Total shareholders’ equity	361,645	342,227
Total liabilities and shareholders’ equity	$3,295,576	$3,325,563

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$44,262	$41,576	$130,776	$117,885
Interest on taxable investment securities	4,401	4,351	13,435	14,943
Interest on non-taxable investment securities	699	450	2,090	1,047
Interest and dividends on restricted equity investments	284	285	831	861
Interest on federal funds sold	376	166	1,639	678
Total interest income	50,022	46,828	148,771	135,414
INTEREST EXPENSE
Interest on deposits	21,130	17,479	64,041	47,090
Interest on borrowed funds	1,382	2,153	4,711	7,574
Interest on junior subordinated debentures	2,055	2,197	6,681	6,217
Total interest expense	24,567	21,829	75,433	60,881
Net interest income	25,455	24,999	73,338	74,533
PROVISION FOR LOAN LOSSES	1,260	1,317	2,960	2,817
Net Interest income after provision for loan losses	24,195	23,682	70,378	71,716
NON-INTEREST INCOME
Service charges on deposit accounts	3,585	3,188	10,266	7,934
Other service charges	75	80	222	238
Net gain on sale of branches	-	-	1,443	-
Net gain on sale of bank property & equipment	-	-	12	-
Loss on sale of investment securities	-	-	-	(20)
Gain on sale of loans	392	220	1,347	664
Net gain on derivative instruments	297	154	1,056	978
Other	1,662	1,626	4,987	4,940
Total non-interest income	6,011	5,268	19,333	14,734
NON-INTEREST EXPENSE
Salaries and employee benefits	10,816	10,650	34,428	34,237
Occupancy expense	2,932	2,982	8,661	8,775
Equipment expense	1,732	1,945	5,512	5,956
Amortization of intangible assets	1,177	1,193	3,537	3,574
Data processing expense	1,063	1,226	3,171	3,388
Professional fees	406	412	1,783	1,197
Insurance expense	644	357	1,424	961
Advertising expense	415	303	1,397	1,276
Real estate owned expense, net	70	86	86	226
Other	2,591	2,436	7,436	7,914
Total non-interest expense	21,846	21,590	67,435	67,504
INCOME BEFORE INCOME TAXES	8,360	7,360	22,276	18,946
INCOME TAXES	2,475	2,503	6,794	6,126
NET INCOME	$5,885	$4,857	$15,482	$12,820

Basic earnings per share	$0.27	$0.23	$0.71	$0.60
Diluted earnings per share	$0.26	$0.22	$0.68	$0.58
Weighted average shares – basic	22,045,407	21,452,781	21,779,041	21,204,495
Weighted average shares – diluted	22,735,620	22,451,890	22,666,388	22,294,665

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
BALANCE, JANUARY 1, 2006	$18,169	$264,152	$20,757	$(7,425)	$-	$295,653
Comprehensive income:
Net income	-	-	12,820	-	-	12,820
Unrealized gains on available for sale securities net of reclassification adjustment, net of tax (see Note 1)	-	-	-	2,192	-	2,192
Comprehensive income						15,012
Exercise of stock options	439	2,167	-	-	-	2,606
Excess tax benefit related to stock options	-	1,534	-	-	-	1,534
Issuance of common stock	47	825	-	-	-	872
Common stock issued in acquisition	832	16,997	-	-	-	17,829
Stock options exchanged in acquisition	-	1,954	-	-	-	1,954
Stock-based compensation	-	409	-	-	-	409
Stock dividend	970	16,247	(17,217)	-	-	-
Cash paid for fractional interests resulting from stock dividend	-	-	(20)	-	-	(20)
BALANCE, SEPTEMBER 30, 2006	$20,457	$304,285	$16,340	$(5,233)	$-	$335,849

BALANCE, JANUARY 1, 2007	$20,508	$304,857	$20,794	$(3,932)	$-	$342,227
Comprehensive income:
Net income	-	-	15,482	-	-	15,482
Unrealized gains on available for sale securities net of reclassification adjustment, net of tax (see Note 1)	-	-	-	1,263		1,263
Comprehensive income						16,745
Exercise of stock options	892	7,470	-	-	-	8,362
Excess tax benefit related to stock options	-	1,814	-	-	-	1,814
Issuance of common stock	49	829	-	-	-	878
Stock-based compensation	4	265	-	-	-	269
Stock dividend	1,032	18,758	(19,790)	-	-	-
Cash paid for fractional interests resulting from stock dividend	-	-	(18)	-	-	(18)
Treasury shares purchased	-	-	-	-	(8,632)	(8,632)
BALANCE, SEPTEMBER 30, 2007	$22,485	$333,993	$16,468	$(2,669)	$(8,632)	$361,645

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$15,482	$12,820
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,960	2,817
Depreciation, amortization and accretion	7,573	6,785
Write down of book value of fixed assets and real estate owned	134	85
Loss on sale of investment securities available for sale	-	20
Gain on sale of branches	(1,443)	-
Gain on sale of bank properties and equipment	(12)	-
Gain on sale of real estate owned	-	115
Gain on sale of loans	(1,347)	(664)
Increase in cash value of bank owned life insurance	(1,437)	(1,338)
Deferred income taxes	169	(703)
Stock-based compensation	269	409
Shares contributed to employee benefit plans	405	446
Proceeds from sale of loans	59,904	45,500
Originations of loans held for sale	(56,670)	(46,316)
Excess tax benefit related to stock options	(1,996)	(1,534)
Change in assets and liabilities which (used) provided cash:
Accrued interest receivable	(1,046)	(1,008)
Other assets	792	698
Other liabilities	2,647	1,191
Net cash provided by operating activities	26,384	19,323
INVESTING ACTIVITIES
Purchases of investment securities available for sale	(204,614)	(121,721)
Purchases of investment securities held to maturity	-	(500)
Redemption of restricted equity securities	822	2,224
Proceeds from maturities, prepayments or calls of investment securities available for sale	239,968	325,698
Proceeds from maturities, prepayments or calls of investment securities held to maturity	4,457	5,897
Proceeds from sale of investment securities available for sale	-	25,498
Net increase in loans	(130,859)	(176,616)
Purchase of bank properties and equipment	(7,609)	(2,048)
Proceeds from the sale of real estate owned	-	1,337
Proceeds from the sale of bank properties and equipment	12	-
Purchase of bank owned life insurance	(6,800)	-
Net cash from sales of branches or acquisition of bank	(19,044)	(15,101)
Net cash (used in) provided by investing activities	(123,667)	44,668
FINANCING ACTIVITIES
Net increase in deposits	54,570	17,292
Purchase price adjustment to goodwill resulting from stock options exercised	(182)	-
Net repayments under lines of credit and repurchase agreements	(29,085)	(83,318)
Excess tax benefit from stock-based compensation	1,996	1,534
Proceeds from exercise of stock options	8,362	2,606
Proceeds from issuance of junior subordinated debentures	20,620	30,928
Redemption of junior subordinated debentures	(30,929)	-
Proceeds from issuance of common stock	20	96
Cash paid for fractional interests resulting from stock dividend	(18)	(20)
Treasury stock purchased	(8,632)	-
Net cash provided by (used in) financing activities	16,722	(30,882)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80,561)	33,109
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	170,100	85,462
CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,539	$118,571
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$74,922	$55,009
Income taxes paid	$5,539	$4,236
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Commitments to purchase investment securities	$1,197	$-
Transfer of loans to real estate owned	$565	$669
Write-off of debt issuance costs	$791	$-
Net assets acquired and purchase adjustments in bank acquisition	$-	$34,884
Value of shares issued in bank acquisition	$-	$17,829
Fair value of options exchanged in bank acquisition	$-	$1,954

See notes to unaudited condensed consolidated financial statements.

SUN BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, all dollar amounts presented in the tables, except per share amounts, are in thousands)

(1) Summary of Significant Accounting Policies

Basis of Financial Statement Presentation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other period.

Basis of Consolidation. The unaudited condensed consolidated financial statements include, after all intercompany balances and transactions have been eliminated, the accounts of Sun Bancorp, Inc. (the “Company”) and its principal wholly owned subsidiary, Sun National Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Med-Vine, Inc., Sun Financial Services, L.L.C., 2020 Properties, L.L.C., Sun Home Loans, Inc. and Del-Vine, Inc.. Del-Vine, Inc. began operations during the second quarter 2007.  From time to time, the Bank may sell a participation interest in a pool of loans to Del-Vine, Inc., with servicing and administrative responsibilities provided in exchange for consideration. In accordance with the Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, and FIN 46 (R), Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51, Sun Capital Trust III, Sun Capital Trust IV, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII, Sun Capital Trust VIII, and CBNJ Trust I collectively, the “Issuing Trusts”, are presented on a deconsolidated basis.

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

Loans Held for Sale. Included in loans receivable is approximately $3.5 million and $4.1 million of loans held for sale at September 30, 2007 and December 31, 2006, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis.

Real Estate Owned. Real estate owned is comprised of property acquired through foreclosure and bank property that is not in use. The property acquired through foreclosure is carried at the lower of the related loan balance or fair value of the property based on an appraisal less estimated cost to dispose. Losses arising from foreclosure transactions are charged against the allowance for loan losses. Bank property is carried at the lower of cost or fair value less estimated cost to dispose. Costs to maintain real estate owned and gains or losses subsequent to foreclosure are included in operations.

Other Comprehensive Income. The Company classifies items of other comprehensive income by their nature and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes. Reclassifications are made to avoid double counting items in comprehensive income which are displayed as part of net income for the period. These reclassifications are as follows:

Disclosure of Reclassification Amounts, Net of Tax

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding loss on securities available for sale during the period	$1,953	$(691)	$1,262	$3,364	$(1,185)	$2,179
Reclassification adjustment for net loss included in net income	2	(1)	1	20	(7)	13
Net unrealized loss on securities available for sale	$1,955	$(692)	$1,263	$3,384	$(1,192)	$2,192

Recent Accounting Principles. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is continuing to evaluate the impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is continuing to evaluate the impact of this pronouncement.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 was applied to all existing tax positions upon initial adoption. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007 and the initial application of the interpretation did not have an impact to the Company’s financial position or results of operations. As of the date of adoption, there was no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated income statement. As of January 1, 2007, the tax years ended December 31, 2003, 2004, 2005 and 2006 were subject to examination by all tax jurisdictions. The statute of limitations for the tax year ended December 31, 2003 expired during the third quarter of 2007. As of September 30, 2007, the Internal Revenue Service was in the process of auditing the Company’s 2004 consolidated tax return.  The Company does not expect the audit to result in a material change to the Company's tax position. As of September 30, 2007, there were no other audits in process by any other tax jurisdictions.

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

A summary of option activity under the Stock Plans as of September 30, 2007 and changes during the nine month period is presented below:

Summary of Stock Option Activity

	Number of Options	Weighted Average Exercise Price Per Share	Number of Options Exercisable
January 1, 2007	3,205,833	$9.79	3,011,690
Granted	268,850	$17.41
Exercised	(907,894)	$9.40
Forfeited	(103,183)	$17.84
Expired	(18,927)	$18.66
September 30, 2007	2,444,679	$10.36	2,111,808

The weighted average remaining contractual term was approximately 4.3 years for options outstanding and 3.6 years for options exercisable as of September 30, 2007.

As of September 30, 2007, there was $1.4 million of total unrecognized compensation cost related to nonvested options and nonvested stock awards granted under the Stock Plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

The total intrinsic value (the excess of the market price over the exercise price) for options exercised during the nine months ended September 30, 2007 was $6.5 million. At September 30, 2007, the aggregate intrinsic value was $17.7 million for options outstanding and $17.5 million for options exercisable.

The amount of cash received from the exercise of options for the nine month period ended September 30, 2007 was $8.5 million. The total tax benefit for the nine months ended September 30, 2007 was approximately $2.0 million.

During the nine months ended September 30, 2007 and 2006, the Company granted 268,850 options and 82,487 options, respectively. The fair value of the options granted is estimated on the date of grant using the Black-Scholes option valuation model which uses the assumptions noted in the following table. The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the option is estimated using the historical exercise behavior of employees at a particular level of management who were granted options with a ten-year term. Options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected volatility is based on the historical volatility for a period of three years ending on the date of grant. Utilizing a period greater than this is not representative of the Company’s view of its current stock volatility.

Significant weighted average assumptions used to calculate the fair value of the options for the nine months ended September 30, 2007 and 2006 are as follows:

Weighted Average Assumptions Used in Black-Scholes Option Pricing Model

	For the Nine Months Ended September 30,
	2007	2006
Weighted average fair value of options granted	$4.01	$6.32
Weighted average risk-free rate of return	4.54%	5.04%
Weighted average expected option life in months	58	114
Weighted average expected volatility	27%	28%
Expected dividends(1)	$-	$-

(1) To date, the Company has not paid cash dividends on its common stock.

During the nine months ended September 30, 2007, the Company issued 15,904 shares of restricted stock.  The restricted stock issued during the nine months ended September 30, 2007 was valued at $272,000 at the time of grant. The value of these shares is based upon the closing price of the common stock on the date of grant. The shares vest monthly over the following one-year service period with compensation expense recognized on a straight-line basis over the same service period. The compensation expense recognized for the three and nine months ended September 30, 2007 was $51,000 and $77,000, respectively. There were no restricted stock awards issued during the three and nine months ended September 30, 2006.

(3) Branch Sales and Consolidations

During the first quarter of 2007, the Company completed the sales of three branch offices to three separate buyers. The sales of the branch offices included approximately $40 million of aggregate deposits and approximately $19 million of aggregate loans receivable. The Company recognized a net pre-tax gain on the sales of the branch offices of approximately $1.4 million.

During the third quarter 2007, the Company consolidated two branch offices. As a result of the consolidations, the Company recognized lease buy-out charges and other related charges of $185,000, pre-tax.

(4) Investment Securities

The amortized cost of investment securities and the approximate fair value were as follows:

Summary of Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2007
Available for sale:
U.S. Treasury obligations	$14,935	$58	$-	$14,993
U.S. Government agencies and mortgage-backed securities	298,955	447	(3,444)	295,958
State and municipal obligations	71,063	265	(631)	70,697
Other	41,363	39	(834)	40,568
Total available for sale	426,316	809	(4,909)	422,216

Held to maturity:
Mortgage-backed securities	20,202	-	(428)	19,774
Total held to maturity	20,202	-	(428)	19,774
Total investment securities	$446,518	$809	$(5,337)	$441,990

December 31, 2006
Available for sale:
U.S. Treasury obligations	$29,956	$-	$(39)	$29,917
U.S. Government agencies and mortgage-backed securities	372,864	7	(6,129)	366,742
State and municipal obligations	63,211	373	(267)	63,317
Other	21,976	-	-	21,976
Total available for sale	488,007	380	(6,435)	481,952

Held to maturity:
Mortgage-backed securities	24,691	-	(595)	24,096
Other	750	-	-	750
Total held to maturity	25,441	-	(595)	24,846
Total investment securities	$513,448	$380	$(7,030)	$506,798

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2007 and December 31, 2006:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2007
U.S. Government agencies and mortgage-backed securities	$28,834	$(158)	$214,121	$(3,714)	$242,955	$(3,872)
State and municipal obligations	28,357	(455)	10,995	(176)	39,352	(631)
Other	8,166	(834)	-	-	8,166	(834)
Total	$65,357	$(1,447)	$225,116	$(3,890)	$290,473	$(5,337)

December 31, 2006
U.S. Treasury obligations	$24,928	$(39)	$-	$-	$24,928	$(39)
U.S. Government agencies and mortgage-backed securities	40,798	(69)	320,068	(6,655)	360,866	(6,724)
State and municipal obligations	13,366	(30)	10,570	(237)	23,936	(267)
Total	$79,092	$(138)	$330,638	$(6,892)	$409,730	$(7,030)

At September 30, 2007, 97.2% of the gross unrealized losses in the security portfolio were comprised of securities issued by U.S. Government agencies, U.S. Government sponsored agencies and other securities rated investment grade by at least one bond credit rating service.  Management believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. Recovery of fair value is expected as the securities approach their maturity date or as valuations for such securities improve as market yields change. Management considers the length of time and the extent to which fair value is less than cost, the creditworthiness and near-term prospects of the issuer, among other things, in determining the nature of the decline in market value of the securities. As the Company has the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for a recovery of amortized cost, which may be maturity, no decline is deemed to be other than temporary. At September 30, 2007, the gross unrealized loss in the category 12 months or longer of $3.9 million consisted of 86 securities having an aggregate unrealized loss of 1.7% of the amortized cost.  The securities represented U.S. Government agency and U.S. Government sponsored agency issues along with 21 securities currently rated AA or better by at least one bond credit rating service.  At September 30, 2007, securities in a gross unrealized loss position for less than 12 months consisted of 92 securities having an aggregate unrealized loss of 2.2% of the amortized cost basis.

(5) Loans
The components of loans as of September 30, 2007 and December 31, 2006 were as follows:

Loan Components
	September 30, 2007	December 31, 2006
Commercial and industrial	$1,990,027	$1,925,103
Home equity	258,991	232,321
Second mortgages	79,464	77,337
Residential real estate	54,601	38,418
Other	89,524	92,063
Total gross loans	2,472,607	2,365,242
Allowance for loan losses	(26,340)	(25,658)
Net loans receivable	$2,446,267	$2,339,584

Non-accrual loans	$18,157	$14,322

(6) Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 and for the year ended December 31, 2006 were as follows:

Allowance for Loan Losses
	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2007	2006	2006
Balance, beginning of period	$25,658	$22,463	$22,463
Charge-offs	(2,767)	(1,281)	(2,513)
Recoveries	489	527	642
Net charge-offs	(2,278)	(754)	(1,871)
Provision for loan losses	2,960	2,817	3,807
Purchased allowance from bank acquisition	-	1,259	1,259
Balance, end of period	$26,340	$25,785	$25,658

Net charge-offs for 2007 increased $407,000 over 2006 primarily as a result of an increase in net charge-offs in seasoned SBA and other small business loan accounts.  In late 2006, the Company tightened the underwriting criteria and borrower reporting requirements for these types of loans and the availability of this type of credit has been reduced.  Furthermore, as part of the Company’s credit review process and monitoring program, these loans receive a high level of scrutiny.  The provision recorded at any given time is the amount deemed necessary by management to bring the allowance for loan losses to a level deemed appropriate based on the current risk profile of the portfolio.

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

Components of Impaired Loans
	September 30, 2007	December 31, 2006
Impaired loans with related allowance for loan losses calculated under SFAS No. 114	$8,217	$7,975
Impaired loans with no related allowance for loan losses calculated under SFAS No. 114	9,079	4,774
Total impaired loans	$17,296	$12,749

Valuation allowance related to impaired loans	$1,476	$2,267

Analysis of Impaired Loans
	For the Nine Months Ended September 30,
	2007	2006
Average impaired loans	$12,802	$20,233
Interest income recognized on impaired loans	$450	$543
Cash basis interest income recognized on impaired loans	$23	$85

(7) Real Estate Owned

Real estate owned at September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006
Commercial properties	$300	$-
Residential properties	865	600
Bank properties	284	-
Total	$1,449	$600

During the nine months ended September 30, 2007, the Company added three properties to the real estate owned portfolio in the amount of $849,000.  One of these properties was as a result of a branch that was closed and consolidated into another existing branch in July 2007.

(8) Bank Owned Life Insurance (“BOLI”)

At September 30, 2007 and December 31, 2006, BOLI was $65.6 million and $57.4 million, respectively. During the first quarter 2007, the Company purchased an additional $6.8 million of BOLI. The remaining increase of $1.4 million represents an increase in the cash surrender value of the policies during the nine months ended September 30, 2007, which was recorded as other non-interest income in the consolidated statement of operations.

(9) Derivative Financial Instruments.

The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of September 30, 2007, derivative financial instruments have been entered into to hedge the interest rate risk associated with the Bank’s commercial lending activity. In general, the derivative transactions fall into one of two types, a bank hedge of a specific fixed-rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Bank hedges a specific fixed-rate loan, the derivative is executed for periods that match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third party.

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

Information pertaining to outstanding interest rate swap agreements was as follows:

Summary of Interest Rate Swap Agreements

	September 30, 2007	December 31, 2006
Notional amount	$50,605	$48,063
Weighted average pay rate	6.79%	6.74%
Weighted average receive rate	7.66%	7.34%
Weighted average maturity in years	6.1	6.6
Unrealized gain relating to interest rate swaps	$165	$640

Customer Derivatives. The Company also enters into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. At September 30, 2007 and December 31, 2006, the notional amount of such arrangements was $684.7 million and $545.0 million, respectively. As the interest rate swaps with the clients and third parties are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no net earnings impact. During the three and nine months ended September 30, 2007, the Company earned $297,000 and $1.1 million, respectively, from facilitating customer derivative transactions as compared to the three and nine months ended September 2006 of $154,000 and $978,000, respectively.

(10) Deposits

Deposits consist of the following major classifications:

Summary of Deposits
	September 30, 2007	December 31, 2006
Demand deposits - interest bearing	$769,083	$792,955
Demand deposits - non-interest bearing	451,186	501,185
Savings deposits	457,103	412,973
Time certificates under $100,000	664,387	634,350
Time certificates $100,000 or more	340,527	326,534
Total	$2,682,286	$2,667,997

(11) Junior Subordinated Debentures Held by Trusts that Issued Capital Debt

The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Trust as of September 30, 2007:

Summary of Capital Securities and Junior Subordinated Debentures

	Capital Securities			Junior Subordinated Debentures
Issuer Trust	Issuance Date	Stated Value	Distribution Rate	Principal Amount	Maturity	Redeemable Beginning
Sun Capital Trust V	December 18, 2003	15,000	3-mo LIBOR plus 2.80%	15,464	December 30, 2033	December 30, 2008
Sun Capital Trust VI	December 19, 2003	25,000	3-mo LIBOR plus 2.80%	25,774	January 23, 2034	January 23, 2009
CBNJ Trust I	December 19, 2002	5,000	3-mo LIBOR plus 3.35%	5,155	January 7, 2033	January 7, 2008
Sun Statutory Trust VII	January 17, 2006	30,000	6.24% Fixed	30,928	March 15, 2036	March 15, 2011
Sun Capital Trust VII	April 19, 2007	10,000	6.428% Fixed	10,310	June 30, 2042	June 30, 2012
Sun Capital Trust VIII	July 5, 2007	10,000	3-mo LIBOR plus 1.39%	10,310	October 1, 2037	October 1, 2012
		$95,000		$97,941

Junior subordinated debentures were $97.9 million and $108.3 million at September 30, 2007 and December 31, 2006, respectively.  During the second quarter of 2007, the Company called the $20.0 million of outstanding capital securities of Sun Capital Trust III contemporaneously with the redemption of the Sun Capital Trust III debentures. At the time of the call, the Company recognized a write-down of approximately $541,000 of unamortized debt issuance costs. In addition, in April 2007, the Company issued $10.0 million of new capital securities (Sun Capital Trust VII) of which the annual rate will be fixed at 6.428% until April 2012. The proceeds from the issuance of $10.0 million were used in part to redeem the $20.0 million of previously issued capital securities (Sun Capital Trust III) in April 2007.

During the third quarter 2007, the Company called the $10.0 million of outstanding capital securities of Sun Capital Trust IV contemporaneously with the redemption of the Sun Capital Trust IV debentures. At the time of the call the Company recognized a write-down of approximately $250,000 of unamortized debt issuance costs. In addition, during the third quarter 2007, the Company issued $10.0 million of new capital securities (Sun Capital Trust VIII) of which the variable annual rate of interest resets quarterly and is equal to three-month LIBOR plus 1.39%. The proceeds from the issuance of $10.0 million were used to redeem the $10.0 million of previously issued capital securities (Sun Capital Trust IV) in July 2007.

While the capital securities are deconsolidated in accordance with GAAP, they continue to qualify as Tier 1 capital under federal regulatory guidelines. In March 2005, the Federal Reserve amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. In addition, the Federal Reserve’s amended rule, effective March 31, 2009, will limit capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Management has developed a capital plan for the Company and the Bank that should allow the Company and the Bank to maintain “well-capitalized” regulatory capital levels.

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

Sun Statutory Trust VII has a fixed rate of 6.24% for a period of five years from the date of issuance and beginning in year six a variable rate of three-month LIBOR plus 1.35%.  Sun Capital Trust VII has a fixed rate of 6.428% for a period of five years from the date of issuance and beginning in year six a variable rate of three-month LIBOR plus 1.53%. Sun Capital Trust V, Sun Capital Trust VI, Sun Statutory Trust VII, Sun Capital Trust VII and Sun Capital Trust VIII do not have interest rate caps. CBNJ Trust I was acquired in the July 2004 acquisition of Community Bancorp of New Jersey. CBNJ Trust I variable annual rate will not exceed 12.5% through five years from its issuance.

(12) Other Liabilities

At September 30, 2007 and December 31, 2006, other liabilities were $22.2 million and $46.5 million, respectively. Other liabilities at September 30, 2007 and December 31, 2006 include unsettled security trades of $1.2 million and $27.8 million, respectively.

(13) Stock Repurchase Plan

In July 2007, the Board of Directors of the Company authorized the initiation of a stock repurchase plan covering up to 5%, or approximately 1,000,000 shares, of the Company’s outstanding common stock.  The repurchases will be made from time to time in open-market transactions, subject to the availability of the stock. As of September 30, 2007, the Company has repurchased 542,978 shares for an aggregate price of approximately $8.6 million which are currently held as treasury shares.

(14) Earnings Per Share

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

Earnings Per Share Calculation

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$5,885	$4,857	$15,482	$12,820

Average common shares outstanding	22,045,407	21,452,781	21,779,041	21,204,495
Net effect of dilutive common stock equivalents	690,213	999,109	887,347	1,090,170
Adjusted average shares outstanding - dilutive	22,735,620	22,451,890	22,666,388	22,294,665

Basic earnings per share	$0.27	$0.23	$0.71	$0.60
Dilutive earnings per share	$0.26	$0.22	$0.68	$0.58

Dilutive common stock equivalents	2,256,634	3,078,204	2,712,638	3,214,241
Average exercise price	$9.35	$9.21	$9.35	$8.97
Average market price	$16.59	$17.01	$17.58	$17.14

There were 335,286 weighted average common stock equivalents and 167,258 weighted average common stock equivalents outstanding during the three months ended September 30, 2007 and 2006, respectively, which were not included in the computation of diluted EPS as a result of the stock options’ exercise prices being greater than the average market price of the common shares for the respective periods.  There were 281,053 weighted average common stock equivalents and 165,608 weighted average common stock equivalents outstanding during the nine months ended September 30, 2007 and 2006, respectively, which were not included in the computation of diluted EPS as a result of the stock options’ exercise prices being greater than the average market price of the common shares for the respective periods.

(15) Commitments and Contingencies

On February 6, 2007, the Board of Directors of the Company terminated the employment of the Company’s President and Chief Executive Officer. In April 2007, the Company entered into an agreement that provides for certain terms and conditions of the former President and Chief Executive Officer’s separation from the Company including, among other things, non-compete agreements and a general release from any claims, rights or causes of action in connection with his termination of employment or otherwise. The severance agreement provides for an aggregate cash payment of $1.7 million. The total amount charged to earnings during the first quarter 2007 as a result of this termination of employment was $1.8 million. This amount includes other severance related charges, including a charge as a result of a change in terms of the exercisability for certain stock options, continued use of a company car and payment of certain legal fees incurred in connection with the settlement agreement.  As of September 30, 2007, $252,000 of the $1.7 million remains outstanding and is expected to be paid through the first quarter of 2008.

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

Allowance for Loan Losses. Through Sun National Bank (the "Bank"), Sun Bancorp, Inc. (the "Company") originates loans that it intends to hold for the foreseeable future or until maturity or repayment. The Bank may not be able to collect all principal and interest due on these loans. Allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. A provision for loan losses is charged to operations based on management’s evaluation of the estimated losses that have been incurred in the Company’s loan portfolio. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

·  Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications
·  Nature and volume of loans
·  Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries
·  National and local economic and business conditions, including various market segments
·  Concentrations of credit and changes in levels of such concentrations
·  Effect of external factors on the level of estimated credit losses in the current portfolio.

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

Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, a decline in the national economy or the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, the Company’s determination as to the amount of its allowance for loan losses is subject to review by the Bank's primary regulator, the Office of the Comptroller of the Currency (the “OCC”), as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of the OCC examination.

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

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. Under the fair value provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock based awards at grant date requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Consolidated Financial Statements. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding stock-based compensation expense.

Financial Condition

Total assets were $3.30 billion at September 30, 2007 as compared to $3.33 billion at December 31, 2006. Total loans before allowance for loan losses increased 4.5% or $107.4 million to $2.47 billion offset by a decrease in cash and cash equivalents of 47.4% or $80.6 million to $89.5 million and a decrease in investment securities available for sale of 12.4% or $59.7 million to $422.2 million. Total borrowings decreased 18.1% or $29.1 million to $131.5 million and junior subordinated debentures decreased 9.5% or $10.3 million to $97.9 million.

Loans receivable at September 30, 2007 were $2.47 billion, an increase of $107.4 million from $2.37 billion at December 31, 2006. Organic loan growth for the first nine months of 2007, adjusted for approximately $19 million in loans sold in connection with the sale of a branch and approximately $108.0 million in prepayments, was approximately 9.9%. Competition for loans across all products and markets continues to be intense during 2007.

Total non-performing loans were $20.7 million at September 30, 2007, or 0.84%, of total loans and real estate owned, compared to $14.6 million or 0.62% at December 31, 2006. Non-performing loans increased as a result of an increase in non-accrual loans of $3.8 million or 26.8% and an increase in loans past due 90 days and accruing of $2.3 million at September 30, 2007 as compared to December 31, 2006. The increase in non-accrual loans was primarily due to three unrelated relationships whose credits totaled $6.1 million offset by the payoff of $3.1 million in loans that were on non-accrual as of December 31, 2006. These loans are secured or guaranteed by a third-party. The increase in loans past due 90 days and accruing was the result of two unrelated relationships for a total of $2.0 million. The ratio of allowance for loan losses to total non-performing loans was 127.11% at September 30, 2007 compared to 175.50% at December 31, 2006. Non-performing assets were $22.2 million at September 30, 2007 compared to $15.2 million at December 31, 2006. The ratio of allowance for loan losses to total gross loans was 1.07% at September 30, 2007 as compared to 1.08% at December 31, 2006.

The allowance for loan losses at September 30, 2007 increased $682,000 to $26.3 million from December 31, 2006.  Net charge-offs for 2007 increased $407,000 over 2006 primarily as a result of an increase in net charge-offs in seasoned SBA and other small business loan accounts.  In late 2006, the Company tightened the underwriting criteria and borrower reporting requirements for these types of loans and the availability of this type of credit has been reduced.  Furthermore, as part of the Company’s credit review process and monitoring program, these loans receive a high level of scrutiny.  The provision recorded at any given time is the amount deemed necessary by management to bring the allowance for loan losses to a level deemed appropriate based on the current risk profile of the portfolio.

Real estate owned increased $849,000 to $1.4 million at September 30, 2007 as compared to December 31, 2006. During the nine months ended September 30, 2007, the Company added three properties to the real estate owned portfolio in the amount of $849,000.  One of these properties was as a result of a branch that was closed and consolidated into another existing branch in July 2007.

Investment securities available for sale and investment securities held to maturity decreased $65.0 million or 12.8% from $507.4 million at December 31, 2006 to $442.4 million at September 30, 2007. The investment securities portfolio balance is expected to remain relatively stable through the remainder of 2007 as maturing securities will primarily be reinvested in investment securities. This reinvestment strategy is expected to increase portfolio yield and increase both the estimated average life and the duration of the portfolio.

Bank owned life insurance (“BOLI”) increased from $57.4 million at December 31, 2006, to $65.6 million at September 30, 2007. The increase was primarily a result of the purchase of an additional $6.8 million of BOLI and a $1.4 million increase in the cash surrender value of the policies.

Total deposits were $2.68 billion at September 30, 2007, reflecting a $14.3 million increase from December 31, 2006. Organic deposit growth, adjusted for approximately $40 million in deposits sold in connection with the sale of three branches, was approximately 2.0%. Core deposits, which exclude all certificates of $100,000 or more, represented 87.3% and 87.8% of total deposits at September 30, 2007 and December 31, 2006, respectively. The Company has experienced a change in the composition of deposits with a decline in demand deposits and an increase in higher cost savings and time deposits. The Company’s increase in rates on savings and time deposits are commensurate with increases in short-term interest rates by the Federal Reserve during the first half of 2006, the intense competitive environment for retaining and attracting deposits and the continued focus on the Company’s retail initiative.

Total borrowings decreased $29.1 million from $160.6 million at December 31, 2006 to $131.5 million at September 30, 2007 primarily as a result of a decrease of $23.8 million in Federal Home Loan Bank (“FHLB”) advances and a decrease of $5.2 million in securities sold under agreements to repurchase with customers.

Junior subordinated debentures decreased $10.3 million as the Company called $30.0 million of outstanding capital securities offset by the issuance of $20.0 million of new capital securities.  During the second quarter of 2007, the Company called $20.0 million of outstanding capital securities of Sun Capital Trust III contemporaneously with the redemption of the Sun Capital Trust III debentures.  At the time of the call, the Company recognized a write-down of approximately $541,000 of unamortized debt issuance costs.  Also during the second quarter of 2007, the Company issued $10.0 million of new capital securities (Sun Capital Trust VII) which was used in part to redeem the $20.0 million of previously issued capital securities.  The annual rate on the Sun Capital Trust VII capital securities is fixed at 6.428% until April 2012. During the third quarter 2007, the Company called the $10.0 million of outstanding capital securities of Sun Capital Trust IV contemporaneously with the redemption of the Sun Capital Trust IV debentures. At the time of the call the Company recognized a write-down of approximately $250,000 of unamortized debt issuance costs.  Also during the third quarter of 2007, the Company issued $10.0 million of new capital securities (Sun Capital Trust VIII) of which the variable annual rate of interest resets quarterly and is equal to three-month London Interbank Offered Rate ("LIBOR") plus 1.39%. The proceeds from the issuance of $10.0 million were used to redeem the $10.0 million of previously issued capital securities (Sun Capital Trust IV) in third quarter 2007.

Other liabilities decreased $24.3 million to $22.2 million at September 30, 2007, as compared to $46.5 million at December 31, 2006. Other liabilities decreased primarily as a result of a $26.6 million reduction in the payable for unsettled security trades which decreased from $27.8 million at December 31, 2006 to $1.2 million at September 30, 2007. This decrease was offset by a $732,000 increase in accrued interest payable on deposits due to increases in volume and rates and a $672,000 increase in interest payable on commercial loan derivative products primarily due to an increase in volume.

Total shareholders’ equity increased $19.4 million, from $342.2 million at December 31, 2006 to $361.6 million at September 30, 2007. The increase was primarily the result of net income of $15.5 million for the first nine months of 2007, stock options exercised which increased shareholders’ equity $8.4 million and tax benefits related to stock options $1.8 million, offset by the repurchase of $8.6 million in Company common shares.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

Overview. Net income for the three months ended September 30, 2007 was $5.9 million or $0.26 per share, compared to $4.9 million or $0.22 per share for the same period in 2006. Per share data has been adjusted for the 5% stock dividend declared on April 26, 2007.   The current quarter include charges of approximately $435,000 (pre-tax), or $.01 per share.  The charges represent $250,000 to write-off unamortized issuance costs relating to the call of Sun Capital Trust IV capital securities and $185,000 relating to several branch consolidations during the quarter.  All earnings per share amounts are presented assuming dilution.

Table 1 sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

Table 1: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

	For The Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$1,981,778	$36,136	7.29%	$1,902,279	$34,339	7.22%
Home equity	250,474	4,063	6.49	213,888	3,584	6.70
Second mortgage	78,643	1,289	6.56	77,500	1,237	6.38
Residential real estate	49,635	977	7.87	27,443	563	8.21
Other	89,566	1,797	8.03	87,071	1,853	8.51
Total loans receivable	2,450,096	44,262	7.23	2,308,181	41,576	7.20
Investment securities(3)	468,653	5,573	4.76	548,293	5,224	3.81
Interest-earning deposit with banks	10,881	195	7.17	8,348	103	4.94
Federal funds sold	29,482	376	5.10	13,725	166	4.84
Total interest-earning assets	2,959,112	50,406	6.81	2,878,547	47,069	6.54
Cash and due from banks	67,334			82,480
Bank properties and equipment, net	44,666			43,032
Goodwill and intangible assets, net	153,326			158,856
Other assets	68,249			53,892
Total non-interest-earning assets	333,575			338,260
Total assets	$3,292,687			$3,216,807

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$748,076	5,484	2.93%	$809,798	5,979	2.95%
Savings deposits	466,427	3,509	3.01	352,027	1,618	1.84
Time deposits	1,006,203	12,137	4.82	920,732	9,882	4.29
Total interest-bearing deposit accounts	2,220,706	21,130	3.81	2,082,557	17,479	3.36
Borrowed money:
Federal funds purchased	2,028	30	5.92	4,549	67	5.89
Securities sold under agreements to repurchase - customers	41,868	469	4.48	45,117	515	4.57
FHLB advances	76,916	787	4.09	124,299	1,474	4.74
Junior subordinated debentures	98,389	2,055	8.35	108,250	2,197	8.12
Obligation under capital lease	5,280	96	7.27	5,342	97	7.26
Total borrowings	224,481	3,437	6.12	287,557	4,350	6.05
Total interest-bearing liabilities	2,445,187	24,567	4.02	2,370,114	21,829	3.68
Non-interest-bearing demand deposits	462,173			498,416
Other liabilities	25,378			16,995
Total non-interest-bearing liabilities	487,551			515,411
Total liabilities	2,932,738			2,885,525
Shareholders’ equity	359,949			331,282
Total liabilities and shareholders’ equity	$3,292,687			$3,216,807

Net interest income		$25,839			$25,240
Interest rate spread(4)			2.79%			2.86%
Net interest margin(5)			3.49%			3.51%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.02%			121.45%

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

Table 2: Quarterly Rate-Volume Variance Analysis(1)

	For the Three Months Ended September 30, 2007 vs. 2006
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$1,447	$350	$1,797
Home equity	598	(119)	479
Second mortgage	18	34	52
Residential real estate	438	(24)	414
Other	53	(109)	(56)
Total loans receivable	2,554	132	2,686
Investment securities	(836)	1,185	349
Interest-bearing deposit accounts	37	55	92
Federal funds sold	200	10	210
Total interest-earning assets	1,955	1,382	3,337

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(453)	(42)	(495)
Savings deposits	639	1,252	1,891
Time deposits	966	1,289	2,255
Total interest-bearing deposit accounts	1,152	2,499	3,651
Borrowed money:
Federal funds purchased	(37)	-	(37)
Securities sold under agreements to repurchase - customers	(37)	(9)	(46)
FHLB advances	(505)	(182)	(687)
Junior subordinated debentures	(205)	63	(142)
Obligation under capital lease	(1)	-	(1)
Total borrowings	(785)	(128)	(913)
Total interest-bearing liabilities	367	2,371	2,738
Net change in net interest income	$1,588	$(989)	$599

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

Net Interest Income. Net interest income (on a tax-equivalent basis) increased $599,000 to $25.8 million for the three months ended September 30, 2007 from $25.2 million for the same period in 2006.  Interest income (on a tax equivalent basis) increased $3.3 million from the prior period to $50.4 million while interest expense increased $2.7 million from the prior period to $24.6 million.  Interest expense for 2007 includes a $250,000 write-off of unamortized issuance costs related to the call of Sun Capital Trust IV capital securities.

Overall interest income increased $3.3 million for the three months ended September 30, 2007, compared to the same period in 2006. Interest income increased $2.6 million as average loans receivable grew $141.9 million or 6.1% which was primarily funded by an increase in deposits.  The decrease of $79.6 million or 14.5% in average investment securities resulted in an $836,000 decrease to interest income.  The Company plans to rely on deposit growth and wholesale borrowings to support its loan demand as the balance of the investment portfolio is expected to stabilize during the fourth quarter 2007. This may place continued pressure on the net interest margin due to continued intense market competitiveness for deposits and the expected interest rate environment. The yields earned on average investments securities increased 95 basis points which increased interest income $1.2 million.

Overall interest expense increased $2.7 million. Interest expense increased $2.5 million as the cost of average interest-bearing deposit accounts increased 45 basis points, reflecting the continued intense market competition for retail deposits and the increase in rates during the early part of 2006. The Company expects intense market competition will continue through the balance of 2007. In addition, interest expense increased $1.2 million as average interest-bearing deposit accounts grew $138.1 million or 6.6% offset by a decrease of $505,000 in interest expense as average FHLB advances decreased $47.4 million or 38.1%, primarily as a result of the repayments of FHLB borrowings.

The interest rate spread and net interest margin (on a tax-equivalent basis) for the three months ended September 30, 2007 was 2.79% and 3.49%, respectively, compared to 2.86% and 3.51% respectively, for the same period in 2006. The interest rate spread and net interest margin, adjusted for the $250,000 write-off of unamortized issuance costs of redeemed capital securities, was 2.84% and 3.53%, respectively.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2007 and 2006 was $1.3 million. The Company’s gross loans receivable grew 5.2% to $2.47 billion at September 30, 2007 as compared to the same period in 2006. The provision recorded is the amount necessary to bring the allowance for loan losses to a level deemed appropriate by management based on the current risk profile of the portfolio. The Company focuses on its loan portfolio management and credit review process to address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

Non-Interest Income. Non-interest income increased $743,000 or 14.1% for the three months ended September 30, 2007 to $6.0 million, as compared to the same period in 2006. The increase was primarily due to an increase of $397,000 or 12.5% in service charges on deposit accounts as a result of the implementation of select retail banking fee enhancements. In addition, the gain on sale of loans, which includes mortgages and SBA loans, increased $172,000, or 78.2% and the net gain on commercial loan derivative products increased $143,000, or 92.9% as a result of an increase in transaction volume.

Non-Interest Expense. Non-interest expense increased $256,000 or 1.2% for the three months ended September 30, 2007 as compared to the same period in 2006, as the Company continues to focus on its profitability enhancement initiatives with particular emphasis on expense savings.  The increase was primarily a result of a $364,000 increase in insurance with the Federal Deposit Insurance Corporation (“FDIC”) as a result of the Federal Deposit Insurance Reform Act of 2005. The Company expects to recognize an additional $369,000 in premiums during the fourth quarter 2007.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

Overview. Net income for the nine months ended September 30, 2007 was $15.5 million or $0.68 per share, compared to $12.8 million or $0.58 per share for the same period in 2006. Per share data has been adjusted for the 5% stock dividend declared on April 26, 2007. Net income for the first nine months of 2007 includes net charges of approximately $2.1 million (pre-tax), or $0.06 per share. The charges were a result of $2.4 million of severance related expenses, $791,000 to write-off unamortized issuance costs relating to the call of Sun Capital Trust III and Sun Capital Trust IV capital securities, $185,000 of branch consolidation costs, and an early extinguishment of debt charge of $124,000 for an FHLB borrowing prepayment, offset by a net gain of $1.4 million realized from the sale of three branches. The first nine months of 2006 includes severance related charges of $500,000 (pre-tax), or $0.02 per share. All earnings per share amounts are presented assuming dilution.

Table 3 sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

Table 3: Year-to-date Statements of Average Balances, Income or Expense, Yield or Cost

	For The Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$1,972,141	$107,288	7.25%	$1,861,231	$97,933	7.02%
Home equity	241,548	11,833	6.53	192,997	9,503	6.57
Second mortgage	77,426	3,717	6.40	73,035	3,404	6.21
Residential real estate	42,223	2,481	7.83	28,559	1,773	8.28
Other	91,272	5,457	7.97	85,206	5,272	8.25
Total loans receivable	2,424,610	130,776	7.19	2,241,028	117,885	7.01
Investment securities(3)	491,980	16,909	4.58	622,732	17,035	3.65
Interest-earning deposit with banks	15,206	572	5.02	10,549	377	4.77
Federal funds sold	41,712	1,639	5.24	19,377	678	4.67
Total interest-earning assets	2,973,508	149,896	6.72	2,893,686	135,975	6.27
Cash and due from banks	70,578			80,609
Bank properties and equipment, net	43,350			43,316
Goodwill and intangible assets, net	154,567			156,872
Other assets	70,328			56,428
Total non-interest-earning assets	338,823			337,225
Total assets	$3,312,331			$3,230,911

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$750,186	17,292	3.07%	$851,604	17,215	2.70%
Savings deposits	457,982	10,110	2.94	356,177	4,268	1.60
Time deposits	1,022,843	36,639	4.78	864,380	25,607	3.95
Total interest-bearing deposit accounts	2,231,011	64,041	3.83	2,072,161	47,090	3.03
Borrowed money:
Federal funds purchased	982	43	5.84	5,667	229	5.39
Securities sold under agreements to repurchase - customers	43,390	1,495	4.59	42,346	1,343	4.23
FHLB advances	88,024	2,883	4.37	160,347	5,578	4.64
Junior subordinated debentures	102,472	6,681	8.69	106,437	6,217	7.79
Obligation under capital lease	5,296	290	7.30	5,366	424	7.29
Total borrowings	240,164	11,392	6.32	320,163	13,791	5.74
Total interest-bearing liabilities	2,471,175	75,433	4.07	2,392,324	60,881	3.39
Non-interest-bearing demand deposits	459,756			499,257
Other liabilities	28,696			16,242
Total non-interest-bearing liabilities	488,452			515,499
Total liabilities	2,959,627			2,907,823
Shareholders’ equity	352,704			323,088
Total liabilities and shareholders’ equity	$3,312,331			$3,230,911

Net interest income		$74,463			$75,094
Interest rate spread(4)			2.65%			2.88%
Net interest margin(5)			3.34%			3.46%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.33%			120.96%

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

Table 4: Year-to-date Rate-Volume Variance Analysis(1)
	For the Nine Months Ended September 30, 2007 vs. 2006
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$5,962	$3,393	$9,355
Home equity	2,378	(48)	2,330
Second mortgage	209	104	313
Residential real estate	807	(99)	708
Other	366	(181)	185
Total loans receivable	9,722	3,169	12,891
Investment securities	(3,979)	3,853	(126)
Interest-bearing deposit accounts	174	21	195
Federal funds sold	868	93	961
Total interest-earning assets	6,785	7,136	13,921

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(2,176)	2,253	77
Savings deposits	1,480	4,362	5,842
Time deposits	5,153	5,879	11,032
Total interest-bearing deposit accounts	4,457	12,494	16,951
Borrowed money:
Federal funds purchased	(204)	18	(186)
Securities sold under agreements to repurchase - customers	34	118	152
FHLB advances	(2,386)	(309)	(2,695)
Junior subordinated debentures	(237)	701	464
Obligations under capital lease	(121)	(13)	(134)
Total borrowings	(2,914)	515	(2,399)
Total interest-bearing liabilities	1,543	13,009	14,552
Net change in net interest income	$5,242	$(5,873)	$(631)

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

Net Interest Income. Net interest income (on a tax-equivalent basis) was $74.5 million for the nine months ended September 30, 2007, compared to $75.1 million for the same period in 2006. Interest income (on a tax equivalent basis) increased $13.9 million from the same period in 2006 to $149.9 million while interest expense increased $14.6 million from the same period in 2006 to $75.4 million.

Overall interest income increased $13.9 million for the nine months ended September 30, 2007, compared to the same period in 2006. Interest income increased $9.7 million as average loans receivable grew $183.6 million or 8.2% which was primarily funded by an increase in deposits and partially funded by calls and maturities of lower yielding investment securities. This increase was offset by a $4.0 million decrease in interest income as average investment securities decreased $130.8 million or 21.0%. The Company plans to rely on deposit growth and wholesale borrowings to support its loan demand as the balance of the investment portfolio is expected to stabilize during the fourth quarter 2007. This may place continued pressure on the net interest margin due to continued intense market competitiveness for deposits and the expected interest rate environment. The yields earned on average loan receivables and average investments securities increased 18 basis points and 93 basis points, respectively, which increased interest income $3.2 million and $3.9 million, respectively.

Overall interest expense increased $14.6 million. Interest expense increased $12.5 million as the cost of average interest-bearing deposit accounts increased 80 basis points, reflecting the continued intense market competition for retail deposits and the increase in rates during the early part of 2006. The Company expects intense market competition will continue through the balance of 2007. In addition, interest expense increased $4.5 million as average interest-bearing deposit accounts grew $158.9 million or 7.7% offset by a decrease of $2.4 million in interest expense as average FHLB advances decreased $72.3 million or 45.1%, primarily as a result of the repayments of FHLB borrowings.

The interest rate spread and net interest margin (on a tax-equivalent basis) for the nine months ended September 30, 2007 was 2.65% and 3.34%, respectively, compared to 2.88% and 3.46% respectively, for the same period in 2006. The interest rate spread and net interest margin, adjusted for the $791,000 write-off of unamortized issuance costs of redeemed capital securities, was 2.69% and 3.37%, respectively. The decrease in the interest rate spread and net interest margin reflect continued intense market competitiveness for both loans and deposits, the current interest rate environment as well as the increased costs of interest-bearing deposits attributable to the Company’s deposit pricing strategy in support of the retail transformation initiative which began in the third quarter of 2006.

Provision for Loan Losses. For the nine months ended September 30, 2007, the provision for loan losses was $3.0 million compared to $2.8 million for the same period in 2006. The Company’s gross loans receivable grew 5.2% to $2.47 billion at September 30, 2007 as compared to the same period in 2006. The provision recorded is the amount necessary to bring the allowance for loan losses to a level deemed appropriate by management based on the current risk profile of the portfolio. The Company focuses on its loan portfolio management and credit review process to address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

Non-Interest Income. Non-interest income increased $4.6 million or 31.2% for the nine months ended September 30, 2007, as compared to the same period in 2006. The increase was the result of the $1.4 million net gain on the sales of branches which was recognized during the first quarter 2007. In addition, service charges on deposit accounts increased $2.3 million over 2006 as a result of the implementation of select retail banking fee enhancements and the gain on sale of loans, which includes mortgages and SBA loans, increased $683,000 or 102.9% as a result of an increase in sales transactions.

Non-Interest Expense. Non-interest expense decreased $69,000 for the nine months ended September 30, 2007, compared to the same period in 2006. Non-interest expense for the nine months ended September 30, 2007 includes severance and other related charges of $2.4 million, $185,000 of branch consolidation costs, and a $124,000 prepayment penalty recognized as a result of the early extinguishment of an FHLB borrowing while the nine months ended September 30, 2006 includes severance and other related charges of $500,000. Without these charges, non-interest expense decreased $2.3 million or 3.4% from 2006. The $2.3 million decrease was primarily a result of a $1.6 million decrease in salaries and employee benefits which was primarily a result of the staff reduction which was initiated in the second quarter of 2006. In addition, insurance with the Federal Deposit Insurance Corporation (“FDIC”) increased $579,000 as a result of the Federal Deposit Insurance Reform Act of 2005. The Company expects to recognize an additional $369,000 in premiums during the fourth quarter 2007.

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

A major source of the Company's funding is deposits, which management believes will be sufficient to meet the Company’s long-term daily operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans as well as maturities or calls of investment securities, while additional funds can be obtained from a variety of sources including federal funds purchased, securities sold under agreements to repurchase, FHLB advances, loan sales or participations and other secured and unsecured borrowings. At September 30, 2007, the Company does not feel that its future levels of principal repayments will be materially impacted by problems currently being experienced in the residential mortgage market. It is anticipated that FHLB advances and securities sold under agreements to repurchase and other wholesale funding sources will be secondary sources of funding.

The Company's primary uses of funds are the origination of loans, the funding of the Company's maturing certificates of deposit, deposit withdrawals and the repayment of borrowings. Certificates of deposit scheduled to mature during the 12 months ending September 30, 2008 total $859.6 million. The Company anticipates that it will be able to retain a significant amount of these maturing deposits. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards to customers that establish core accounts and maintain a certain minimum threshold account balance. The Company will continue to competitively price deposits for growth and retention. However, based on market conditions and other liquidity considerations, it may also avail itself of the secondary borrowings discussed above. The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company's future operating, investing and financing needs. The Company has additional secured borrowing capacity with the FHLB of approximately $126.3 million, of which $79.8 million was outstanding at September 30, 2007, and other sources of approximately $43.6 million. The FHLB provides a reliable source of funds with a wide variety of terms and structures. Management will continue to monitor the Company’s liquidity and maintain it at a level deemed adequate but not excessive.

Management has a capital plan for the Company and the Bank that should allow the Company and the Bank to grow capital internally at levels sufficient for achieving its internal growth projections while managing its operating and financial risks. The Company has also considered a plan for contingency capital needs, and when appropriate, the Company’s Board of Directors may consider various capital raising alternatives. The principle components of the capital plan are to generate additional capital through retained earnings from internal growth, access the capital markets for external sources of capital, such as common equity and capital securities, when necessary or appropriate, redeem existing capital instruments and refinance such instruments at lower rates when conditions permit and maintain sufficient capital for safe and sound operations. During the second quarter 2007, the Company called the $20.0 million outstanding capital securities of Sun Capital Trust III contemporaneously with the redemption of the Sun Capital Trust III debentures. In addition, during the second quarter of 2007, the Company issued an additional $10.0 million of new capital securities (Sun Capital Trust VII) which was used in part to redeem the $20.0 million of previously issued capital securities (Sun Capital Trust III).  During the third quarter of 2007, the Company called the $10.0 million of outstanding capital securities of Sun Capital Trust IV contemporaneously with the redemption of the Sun Capital Trust IV debentures. At the time of the call the Company recognized a write-down of approximately $250,000 of unamortized debt issuance costs. In addition, during the third quarter of 2007, the Company issued $10.0 million of new capital securities (Sun Capital Trust VIII) which was used to redeem the $10.0 million of previously issued capital securities (Sun Capital Trust IV).

In July 2007, the Board of Directors of the Company authorized the initiation of a stock repurchase plan covering up to 5%, or approximately 1,000,000 shares, of the Company’s outstanding common stock.  The repurchases will be made from time to time in open-market transactions, subject to the availability of the stock. As of September 30, 2007, the Company has repurchased 542,978 shares for an aggregate price of approximately $8.6 million which are currently held as treasury shares.

The Company is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. It is the Company’s intention to maintain “well-capitalized” risk-based capital levels.

While the capital securities are deconsolidated in accordance with GAAP, they continue to qualify as Tier 1 capital under federal regulatory guidelines. In March 2005, the Federal Reserve amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule, effective March 31, 2009, will limit capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. The Company does not anticipate that this amended rule will have a material impact on its capital ratios.

As part of its capital plan, the Company, through its deconsolidated trust subsidiaries, issued capital securities that qualify as Tier 1 or core capital of the Company. These securities are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2007, the Company’s $95.0 million in capital securities qualify as Tier 1.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at September 30, 2007 was $64.2 million, and the portion of the exposure not covered by collateral was approximately $1.7 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date.

On February 6, 2007, the Board of Directors of the Company terminated the employment of the Company’s President and Chief Executive Officer. In April 2007, the Company entered into an agreement that provides for certain terms and conditions of the former President and Chief Executive Officer’s separation from the Company including, among other things, non-compete agreements and a general release from any claims, rights or causes of action in connection with his termination of employment or otherwise. The severance agreement provides for an aggregate cash payment of $1.7 million. The total amount charged to earnings during the first quarter 2007 as a result of this termination of employment was $1.8 million. This amount includes other severance related charges, including a charge as a result of a change in terms of the exercisability for certain stock options, continued use of a company car and payment of certain legal fees incurred in connection with the settlement agreement. As of September 30, 2007, $252,000 of the $1.7 million remains outstanding and is expected to be paid through the first quarter of 2008.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is continuing to evaluate the impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is continuing to evaluate the impact of this pronouncement.

 In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 was applied to all existing tax positions upon initial adoption. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007 and the initial application of the interpretation did not have an impact to the Company’s financial position or results of operations. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated income statement. As of January 1, 2007, the tax years ended December 31, 2003, 2004, 2005 and 2006 were subject to examination by all tax jurisdictions. The statute of limitations for the tax year ended December 31, 2003 expired during the third quarter of 2007. As of September 30, 2007, the Internal Revenue Service was in the process of auditing the Company’s 2004 tax return.  The Company does not expect the audit to result in a material change to the Company's tax position. As of September 30, 2007, there were no other audits in process by any other tax jurisdictions.

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

Gap Analysis. Banks are concerned with the extent to which they are able to match maturities or repricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring the bank’s interest rate sensitivity gap. Gap analysis measures the volume of interest-earning assets that will mature or reprice within a specific time period, compared to the interest-bearing liabilities maturing or repricing within that same time period.  On a monthly basis the Company and the Bank monitor their gap, primarily cumulative through both six months and one year maturities

At September 30, 2007, the Company’s gap analysis showed an asset sensitive position with total interest-bearing assets maturing or repricing within one year exceeding interest-earning liabilities maturing or repricing during the same time period by $4.1 million, representing a positive one-year gap ratio of .1%. All amounts are categorized by their actual maturity, anticipated call or repricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis shows a position that has a very slight negative bias toward both increasing rates and declining rates. The current exposure to changes in interest rates is largely influenced by deposit competition and the Company’s current expectation that the timing of deposit rate adjustments may be slightly different than the changes in market rates and the assets to which they are indexed.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity.

Table 5 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of September 30, 2007:

Table 5: Sensitivity Profile

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	-0.8%
+100	-0.3%
-100	-0.1%
-200	-0.5%

Derivative Financial Instruments.  The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of September 30, 2007, all derivative financial instruments have been entered into to hedge the interest rate risk associated with the Bank’s commercial lending activity. In general, the derivative transactions fall into one of two types: a Bank hedge of a specific fixed-rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Bank hedges a specific fixed-rate loan, the derivative is executed for periods and terms that match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third party.

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

Fair Value Hedges - Interest Rate Swaps

The Company has entered into interest rate swap arrangements to exchange the payments on fixed-rate commercial loan receivables for variable-rate payments based on the one-month LIBOR. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the fixed rate loan agreements. The arrangements have been designated as fair value hedges. The swaps are carried at their fair value and the carrying amount of the commercial loans includes the net change in their fair values since the inception of the hedge. Because the hedging arrangement is considered highly effective, changes in the fair value of interest rate swaps exactly offset the corresponding changes in the fair value of the commercial loans and, as a result, the changes in fair value do not result in an impact on net income.

Information pertaining to outstanding interest rate swap agreements was as follows:

Table 6: Summary of Interest Rate Swap Agreements

	September 30,	December 31,
	2007	2006
Notional amount	$50,605	$48,063
Weighted average pay rate	6.79%	6.74%
Weighted average receive rate	7.66%	7.34%
Weighted average maturity in years	6.1	6.6
Unrealized gain relating to interest rate swaps	$165	$640

Customer Derivatives

The Company entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At September 30, 2007 and December 31, 2006, the notional amount of such arrangements was $684.7 million and $545.0 million, respectively. As the interest rate swaps with the clients and third parties are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no net earnings impact. During the three and nine months ended September 30, 2007, the Company earned $297,000 and $1.1 million, respectively, from facilitating customer derivative transactions as compared to the three and nine months ended September 2006 of $154,000 and $978,000, respectively.

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

The Company is not engaged in any legal proceedings of a material nature at September 30, 2007. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 1A.	Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A. of the Company’s Form 10K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2007.

	Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	July 1-31, 2007	115,078	$15.31	115,078	884,922
	August 1-31, 2007	312,500	$15.75	312,500	572,422
	September 1-30, 2007	115,400	$16.70	115,400	457,022
	Total	542,978	$15.86	542,978	457,022

(1)  In July 2007, the Company announced a stock repurchase plan covering up to 5%, or approximately 1,000,000 shares.  The repurchases are to be made from time to time in the open market, subject to the availability of shares, over approximately an 18-month period.

Item 3.	Defaults upon Senior Securities
	Not applicable
Item 4.	Submission of Matters to a Vote of Security Holders
	Not applicable
Item 5.	Other Information
	Not applicable
Item 6.	Exhibits
	Exhibit 31(a) Certifications of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
	Exhibit 31(b) Certifications of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
	Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Bancorp, Inc.
(Registrant)

Date: November 9, 2007	/s/ Sidney R. Brown
Sidney R. Brown
Acting President and Chief Executive Officer

Date: November 9, 2007	/s/ Dan A. Chila
Dan A. Chila
Executive Vice President and
Chief Financial Officer