Form 10-K
period 2007-12-31
SUN BANCORP INC /NJ/
filed 2008-03-17
CIK 1017793

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2007 was approximately $262.2 million.

As of March 13, 2008, there were 21,669,114 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2007. (Parts II and IV)
2.	Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders. (Part III)

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

Item 1.  Business.

General
Sun Bancorp, Inc. (the “Company”), a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey.  The Company’s principal subsidiary is Sun National Bank (the “Bank”).  At December 31, 2007, the Company had total assets of $3.34 billion, total deposits of $2.70 billion and total shareholders’ equity of $362.2 million.  The Company’s principal business is to serve as a holding company for the Bank.  As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  At December 31, 2007, the Company had 689 full-time and 121 part-time employees.

As of December 31, 2007, the Company had 70 Community Banking Centers in southern and central New Jersey and in the contiguous New Castle County market in Delaware.  During the first quarter of 2008, the Company expects to consolidate to consolidate two Community Banking Centers, located in New Jersey, into an existing Community Banking Center.

Through the Bank, the Company provides a full range of commercial and retail banking services.  The Company’s lending services to businesses include term loans and lines of credit, mortgage loans, construction loans, and equipment leasing.  The Company is a Preferred Lender with both the Small Business Administration (“SBA”) and the New Jersey Economic Development Authority.  The Company’s commercial deposit services include business checking accounts and cash management services such as electronic banking, sweep accounts, lockbox services, internet banking, PC banking, remote deposit and controlled disbursement services.  The Company’s lending services to consumers include residential mortgage loans, residential construction loans, second mortgage loans, home equity loans and installment loans.  The Company’s consumer deposit services include checking accounts, savings accounts, money market deposits, certificates of deposit and individual retirement accounts.  In addition, the Company offers mutual funds, securities brokerage, annuities and investment advisory services through a third-party arrangement.

The Company’s website address is www.sunnb.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the Securities and Exchange Commission are available free of charge on the Company’s website under the Investor Relations menu.

Market Area

The Company is headquartered in Cumberland County, New Jersey.  The city of Vineland is approximately 30 miles southeast of Philadelphia, Pennsylvania, and 30 miles southeast of Camden, New Jersey.  The Philadelphia International Airport is approximately 45 minutes from Vineland.  The economy of the Company’s primary market area is based upon a mixture of the agriculture, transportation, manufacturing and tourism trade, including a substantial casino industry in Atlantic City, New Jersey.  The Atlantic City International Airport is approximately 29 miles from Vineland.

The Company’s market area consists of 13 counties in central and southern New Jersey, as well as New Castle County, Delaware.  The Company’s deposit gathering base and lending area is concentrated in the communities surrounding its offices in New Jersey and Delaware.  The Company believes these markets are attractive and have strong growth potential based on key economic indicators.  The state of New Jersey has the highest median household income in the nation, as well as the second highest per capita income.  The Company’s markets are home to a diverse pool of businesses and industries, representing key opportunities for growth in the business and commercial banking products and services segment. Related to the Company’s retail growth, New Jersey is the most densely populated state in the U.S., providing a deep consumer base as well.  The Company’s market area is also home to many affluent suburbs, catering to commuters who live in New Jersey and work in New York, Philadelphia and Wilmington, Delaware.

Lending Activities

General.  The principal lending activity of the Company is the origination of commercial and industrial loans.  The Company also offers home equity loans, residential real estate and second mortgage loans and other consumer loans, including installment loans.  Substantially all loans are originated in the Company’s primary market area.  For more information about the Company’s lending activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans” in the Company’s 2007 Annual Report to Shareholders filed as Exhibit 13 to this Report (the “Annual Report”), incorporated herein by reference.

Commercial and Industrial Loans.  Included as commercial and industrial loans are short- and long-term business loans, lines of credit, mortgage loans on commercial real estate and construction loans to developers and builders.  The Company’s primary lending focus is the origination of commercial loans.

The Company’s lending to businesses includes the origination of SBA guaranteed term loans and lines of credit.  The Company generally sells the guaranteed portion of each SBA term loan in the secondary market to generate fee income.  In 2007, the Company recognized a gain of $853,000 from the sale of such loans.

The Company is an SBA Preferred Lender as well as an SBA Express Lender.  As an SBA Preferred Lender, the Company is able to originate SBA Loans without requesting the approval of the SBA prior to closing the loan.  As an SBA Express Lender, the Company is able to originate loans and lines of credit up to $350,000 and close these loans using Company documents, which provides the Company with quicker turn-around times for approvals and funding of the loans.

The trend of the Company’s lending continues to reflect the diversification of the commercial loan portfolio. As the Company’s marketplace has expanded within the State of New Jersey, likewise, its commercial lending activities have grown, especially in the central and more recently the northern part of the state. A significant broad-based deterioration in economic conditions throughout New Jersey, including the real estate markets as well as other external factors, could have a material adverse effect on the credit quality of the loan portfolio and consequently, the Company’s financial condition and results of operations. At December 31, 2007 and 2006, the Company did not have more than 10% of its total loans outstanding concentrated in any one category including, but no limited to, hospitality, entertainment and leisure industries and general office space.  Loan categories are based upon borrowers engaged in similar activities who would be similarly impacted by economic or other conditions.

Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the loan.  Additionally, the Company makes commercial loans for the acquisition, refinance, improvement and construction of real property.  Loans secured by owner occupied properties are dependent upon the successful operation of the borrower’s business.  If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired.  Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.  At December 31, 2007, the Company’s commercial real estate portfolio was $1.53 billion of which $805.9 million or 52.6% were classified as owner occupied and $724.9 or 47.4% were classified as non-owner occupied.

In addition, a portion of the Company’s commercial loans are to contractors.   As of December 31, 2007, commercial loans to contractors was $152.2 or 7.5% of the overall loan portfolio. Any slowing of the economy and the real estate market may impact the ability of this group of borrowers to obtain additional work and to obtain payment from existing projects that may be adversely affected by economic conditions.  Difficulties experienced by contractors may impact the ability of the Company to receive timely repayment of these loans.

Home Equity Lines of Credit (“HELOC”).  The Company originates home equity lines of credit, secured by first or second homes owned or being purchased by the loan applicant.  HELOCs are consumer revolving lines of credit.  The interest rates charged on such loans can be fixed or floating and are generally related to the prime lending rate.  HELOC loans may provide for interest only payments for the first two years with principal payments to begin in the third year.  A home equity loan is typically originated as a twenty-year note that allows the borrower to draw upon the approved line of credit during the same period as the note.  The Company generally permits a loan-to-value ratio in the range of 70% to 80% of the appraised value, less any outstanding mortgage.  HELOC loans expose the Company to the risk that falling collateral values may leave such credits inadequately secured.

Second Mortgage Loans.  The Company originates second mortgage loans secured by mortgage liens against the borrowers’ primary, secondary or investment property.  Second mortgage loans are consumer term loans.  The interest rate charged on such loans is usually a fixed rate related to the Company’s cost of funds and market conditions.  These loans typically require fixed payments of principal and interest up to a maximum term of fifteen years.  The average second mortgage term is between five and ten years.  The Company generally permits a loan-to-value ratio of up to 80% of the appraised value, less any outstanding mortgages.  Home Equity Term Loans expose the Company to the risk that falling collateral values may leave such credits inadequately secured.

Residential Real Estate Loans.  The Company originates residential mortgages through Sun Home Loans, Inc., a wholly owned subsidiary of the Company.  The majority of these loans are for owner occupied single-family residences and originated with a forward commitment to sell the loan in the secondary market with servicing released.  In 2007, the Company recognized a gain of $836,000 from the sale of such loans.

Other Loans.  Included in the category of “Other Loans” are certain small business loans serving businesses with credit needs up to $250,000.  These small business loans are generally credit lines with check writing capabilities or small business loans with overdraft protection attached.  Recently, the Company has experienced credit quality challenges with these small business loans; however, prompt and aggressive steps are taken when problems are first identified. While products of this type are still being offered on a very limited basis, minimum qualifying credit score requirements have been tightened extensively, and it is the Company’s intention to aggressively manage this portfolio down.  At December 31, 2007, the Company had $28.8 million of small business loans.

Also included in “Other Loans” are secured and unsecured installment loans to consumers.  Secured installment loans are secured by a variety of collateral, such as new and used automobiles, boats and certificates of deposits.  At December 31, 2007, the Company had $21.0 million of secured installment loans and $5.7 million of unsecured installment loans.  Installment loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly.  Repossessed collateral may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

Loans secured by modular housing are also included in the “Other Loans” category.  This activity is generated through a third-party arrangement established by the Company in 1990.  These loans are originated using the Company’s underwriting standards, rates and terms and are approved according to the Company’s policies which include appraisals on all new homes supporting a 90% loan to value on homes placed on land owned by the occupant and 80% on homes in which land is leased by the occupant.  The credit risk in the modular home portfolio is managed like any other consumer portfolio through loan to value requirements, debt to income ratios and credit history of the borrower.  Historically, the modular home business has been viewed as a higher risk lending activity with dealers having little to zero net worth. The Company primarily finances modular homes as primary residences and has experienced little to no loss historically on this loan product.  At December 31, 2007, the Company’s modular housing portfolio totaled $33.0 million.

Loan Solicitation and Processing.  Loan originations are derived from a number of sources such as loan officers, existing customers and borrowers and referrals from real estate professionals, accountants, attorneys, regional advisory boards and the Board of Directors.

Upon the receipt of a loan request, the borrower’s financial condition is analyzed, and appropriate agency reports are obtained to verify the applicant’s creditworthiness.  For the majority of real estate that will secure a loan, the Company obtains an appraisal or evaluation from an independent appraiser approved by the Company and licensed or certified by the state.  After all required information is received and evaluated, a credit decision is made.  Depending on the loan type, collateral and amount of the credit request, various levels of approval are required.  The Company has implemented a Loan Approval Matrix (LAM) which was devised to facilitate the timely approval of commercial loans in an environment that promotes responsible use of coordinated lending authority by groups of loan and credit officers.  In terms of control, the LAM is structured to provide for at least two signatures for every action.

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

The positions of credit officer (CO) and senior credit officer (SCO) are an integral feature of the LAM process.  CO’s and SCO’s are granted substantial levels of authority but do not carry a portfolio.  These individuals are collectively responsible for maintaining the quality and soundness of the Company’s loan portfolio.

Loan Commitments.  When a commercial loan is approved, the Company may issue a written commitment to the loan applicant.  The loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage.  The loan commitment is valid for approximately 30 days.  At December 31, 2007, the Company had approximately $46.7 million in commercial loans that were approved but unfunded.

Credit Risk, Credit Administration and Loan Review.  Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms.  The Company incurs credit risk whenever it extends credit to, or enters into other transactions with customers.  The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers.  The credit administration department is responsible for the overall management of the Company’s credit risk and the development, application and enforcement of uniform credit policies and procedures the principal purpose of which is to minimize such risk.  One objective of credit administration is to identify and, monitor and report extensions of credit by industry concentration and the type of borrower.  Loan review and other loan monitoring practices provide a means for management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Company’s loan officers and are being applied uniformly.  Loan review coverage in 2007 was approximately 70.0% or $1.7 million of the Company’s total outstanding loans.

The underpinning of the Company’s credit process is a numerical risk rating system.  All commercial and small business credit accommodations are assigned a risk rating at the time of initial underwriting by the relationship manager. The risk rating system is well-defined and requires quantification of various risk factors based on a 10 to 90 point scale.   Risk rating is a dynamic process and ratings will change as risk factors change.  The risk rating system is also the driver of management’s methodology for determining and monitoring the adequacy of the allowance for loan losses.

While management continues to review these and other related functional areas, there can be no assurance that the steps the Company has taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

Investment Activities

The investment policy of the Company is established by senior management and approved by the Board of Directors.  It is based on asset and liability management goals which are designed to provide a portfolio of high quality investments that optimize interest income within acceptable limits of safety and liquidity.  The Company’s investments consist primarily of federal funds, securities issued or guaranteed by the United States Government or its agencies, states and political subdivisions and corporate bonds.   For more information about the investment securities portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Securities” in the Annual Report, incorporated herein by reference.

Sources of Funds

General.  Deposits are the primary source of the Company’s funds for lending and other investment purposes.  In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans, maturities or calls of investment securities, borrowings and operations.  Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposits.  Consumer and commercial deposits are attracted principally from within the Company’s primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  The Company regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate.  The Company may also obtain funding through brokered deposits.  The Company does not solicit funds outside the States of New Jersey, Delaware or Pennsylvania.  For more information about the Company’s deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deposits” in the Annual Report, incorporated herein by reference.

Borrowings.  The Company may obtain advances from the Federal Home Loan Bank (the “FHLB”) of New York to supplement its funding requirements.  Such advances must be secured by a pledge of a portion of the Company’s first mortgage loans and other collateral acceptable to the FHLB.  The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  At December 31, 2007, the Company had $63.5 million in secured FHLB advances.  Additionally, the Company has unsecured lines of credit with other financial institutions in the amount of $67.0 million. For more information about the Company’s borrowings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowings” in the Annual Report, incorporated herein by reference.

Securities Sold Under Agreements to Repurchase.  The Company has overnight repurchase agreements with customers as well as term repurchase agreements with the FHLB.  The Company obtains funds through overnight repurchase agreements with customers pursuant to which the Company sells U.S. Treasury notes or securities issued or guaranteed by one of the government sponsored enterprises to customers under an agreement to repurchase them, at par, on the next business day.  At December 31, 2007, the amount of securities under agreements to repurchase with customers totaled $40.5 million.  In addition, the Company may obtain funds through term repurchase agreements with the FHLB.  At December 31, 2007, the amount of repurchase agreements with the FHLB totaled $15.0 million.  For more information regarding repurchase agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowings” in the Annual Report and Note 13 of the Notes to Consolidated Financial Statements included in the Annual Report, incorporated herein by reference.

Fee Income Services

The Company offers an array of full-service banking capabilities though products and services designed to enhance the overall relationship with its customers.

Cash Management Services.  The Company offers a menu of cash management services designed to meet the more sophisticated needs of its commercial and small business customers.  The Cash Management department offers additional products and services such as electronic banking, sweep accounts, lockbox services, internet banking, PC banking, remote deposit and controlled disbursement services.  Many of these services are provided through third-party vendors with links to the Company’s data center.

Sun Financial Services.  The Company’s investment services division, in conjunction with its broker-dealer affiliation, offers experienced professionals that deliver a full range of products and services to meet the specific needs of the Company’s customers.  The products offered include insurance, mutual funds, securities and real estate investment trusts.

Leasing.  The Company has a relationship with a third-party to develop a referral program with lease financing products.  Under this program, the third-party assists the Company in offering leasing products to its commercial customers.  Leases are underwritten by the Company as based on the creditworthiness of the Company’s customer who is the lessee with the third-party being the lessor.  A loan is made to the third-party leasing company on a non-recourse basis for the purchase of the asset being leased.  The loan is secured by an assignment of the third-party’s interest as lessor and by a lien on the asset being leased.  The third-party makes an effective equity investment into each transaction for the balance of the total funded amount based on an accelerated repayment of the Company’s loan.  The third-party provides complete documentation services, portfolio administration and disposal or sale of equipment.  Under the program, the Company can provide leases to its customers with minimal operating expense and no additional risk beyond normal underwriting.

Customer Derivatives.  To accommodate customer needs, the Company also enters into financial derivative transactions primarily consisting of interest rate swaps.  Market risk exposure from customer positions is managed through transactions with third-party dealers.  The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies.  Collateral may be obtained based on management’s assessment of the customer.  The positions of customer derivatives are recorded at fair value and changes in value are included in non-interest income.

Competition

The Company faces substantial competition in all phases of our operations.  The States of New Jersey and Delaware have high densities of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company, all of which are competitors of the Company to varying degrees.  In order to compete with the many financial institutions serving its primary market area, the Company’s strategy is to focus on providing a superior level of personalized service to local businesses and individual customers.

The competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional and money center banks in the Company’s market area.  Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers.  Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional and money center banks, and mortgage-bankers many of whom have far greater resources than the Company.  Non-bank competition, such as investment brokerage houses, has intensified in recent years for all banks as non-bank competitors are not subject to the same regulatory burdens.

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

At December 31, 2007, the Company was in compliance with all applicable regulatory capital requirements.  See Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

Dividend Restrictions.  Dividends from the Bank constitute the principal source of income to the Company.  The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company.  Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $51.4 million at December 31, 2007.  In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Legal Lending Limits.  The FDIC imposes restrictions on the amount of loans that a national bank can lend to one borrower.  Based upon these legal lending limits, the Bank’s total outstanding loans and extensions of credit to one borrower may not exceed fifteen percent of the Bank’s capital and surplus, plus an additional ten percent for loans fully secured by readily marketable collateral, as such term is defined in the applicable regulation.

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

Insurance of Deposit Accounts.  The Bank's deposits are insured to applicable limits by the Federal Deposit Insurance Corporation.  Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for ten years prior to January 1, 2007.  The Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation.  In addition, the Reform Act gave the FDIC greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums.  Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on the amount of their assessable deposits on that date.  The FDIC provided a one-time assessment credit of $526,000 to the Company which partially offset the FDIC insurance premiums for 2007.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%.  The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios.  Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and are assessed for deposit insurance at an annual rate of between five and seven basis points, with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt.  At December 31, 2007, the Bank was a risk category insured institution.  Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF.  The FICO assessment rate on, which is determined quarterly based upon rates, which are determined quarterly, totaled 0.012% of insured deposits in fiscal 2007.  These assessments will continue until the FICO bonds mature in 2017.

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

At December 31, 2007, the Bank’s leverage ratio and total and Tier 1 risk-based capital ratios exceeded the minimum regulatory capital requirements.  See Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report.

Enforcement Powers of Federal Banking Agencies.  Federal banking agencies possess broad powers to make corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company.  The extent of these powers depends on whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  At December 31, 2007, the Bank exceeded the required ratios for classification as “well capitalized.”  The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

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

The OCC’s prompt corrective action powers can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution’s parent company; placing limits on asset growth and restrictions on activities; including restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the bank from making capital distributions without prior regulatory approval and, ultimately, appointing a receiver for the institution.  In addition, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and only an “adequately capitalized” depository institution may accept brokered deposits with prior regulatory approval.  The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

At December 31, 2007, the Bank’s total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory capital requirements.  See Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report.

Item 1A.  Risk Factors.

The following is a summary of the material risks related to an investment in the Company’s securities.

The Bank’s loan portfolio includes a substantial amount of commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

The Company’s commercial and industrial loan portfolios, which includes commercial real estate loans, totaled $2.02 billion at December 31, 2007, comprising 81.6% of total loans.  Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans.  Any significant failure to pay or late payments by the Company’s customers would hurt the Company’s earnings.  The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, and the effects of general economic conditions on income-producing properties.  A significant portion of the Company’s commercial real estate and commercial and industrial loan portfolios includes a balloon payment feature.  A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.

Furthermore, commercial real estate loans secured by owner occupied properties are dependent upon the successful operation of the borrower’s business.  If the operating company suffers difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired.  Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.  The collateral for the Company’s commercial loans that are secured by real estate are classified as 52.6% owner occupied properties and 47.4% non-owner occupied properties.

Overall, the Company’s market place has expanded within the State of New Jersey and likewise, commercial lending activities have grown, especially in the central and more recently the northern part of the state.  A significant broad based deterioration in economic conditions throughout New Jersey, including the real estate markets as well as other external factors, could have a material adverse effect on the loan portfolio and consequently, the Company’s financial condition and results of operations.

If the Company has failed to provide an adequate allowance for loan losses, there could be a significant negative impact on its earnings.

The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral for the loan.  Based upon factors such as historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality, the Company’s management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses.  At December 31, 2007, the Company’s allowance for loan losses was $27.0 million which represented 1.08% of total loans and 95.8% of nonperforming loans.  If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the bank regulatory authorities require the Company to increase its allowance for loan losses, its financial condition, results of operations and cash flows could be significantly and adversely affected.  Given that the components of the allowance are based partially on historical losses and on risk rating changes in response to recent events, required reserves may trail the emergence of any unforeseen deterioration in credit quality.

The Company may not be able to achieve its growth plans or effectively manage its growth.

The Company’s ability to successfully grow depends on a variety of factors including the continued availability of desirable acquisition and business opportunities, the competitive responses from other financial institutions in its market areas and its ability to integrate any acquisitions and otherwise manage its growth.  There can be no assurance that growth opportunities will be available or that growth will be successfully managed.

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

The most significant component of the Company’s net income is net interest, which accounted for 79.1% of total revenue in 2007 and 83.4% in 2006.  Net interest income is the difference between the interest income generated on interest-earning assets, such as loans and investments, and the interest expense paid on the funds required to support earning assets, namely deposits and borrowed funds.  Interest income, which represents income from loans, investment securities and short-term investments is dependent on many factors including the volume of earning assets, the level of interest rates, the interest rate sensitivity of the earning assets and the levels of nonperforming loans.  The cost of funds is a function of the amount and type of funds required to support the earning assets, the rates paid to attract and retain deposits, rates paid on borrowed funds and the levels of non-interest bearing demand deposits.

Interest rate sensitivity is a measure of how our assets and liabilities react to changes in market interest rates.  The Company expects that this interest sensitivity will not always be perfectly balanced.  This means that either the Company’s interest-earning assets will be more sensitive to changes in market interest rates than its interest bearing liabilities, or vice versa.  If more interest-earning assets than interest –bearing liabilities reprice or mature during a time when interest rates are declining, then the Company’s net interest income may be reduced.  If more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising, then the Company’s net income may be reduced.  At December 31, 2007, total interest-bearing liabilities maturing or repricing within one year exceeded interest-earning assets maturing or repricing during the same period by $55.5 million.

The Company manages its interest rate risk from changes in market rates by controlling to the extent possible, the mix of interest sensitive assets and interest rate sensitive liabilities.  In September 2007, the Federal Reserve Board decreased overnight interest rates by 50 basis points, the first time rates decreased since June 2003. By the end of 2007, the Federal Reserve Board decreased these rates a total of 100 basis points to a new target rate of 4.25%. In January 2008, the Federal Reserve Board continued to reduce overnight interest rates with additional decreases totaling 125 basis points with the target rate ending at 3.00%. Further Federal Reserve Board interest reductions in 2008 could result in a further compression of the Company’s net interest margin which could be compounded by the potential continuation of high deposit rates from competition within the Company’s primary markets.  This further compression could have an impact on the Company's financial condition, results of operations and cash flows.

If the goodwill that the Company has recorded in connection with its acquisitions becomes impaired, there could be a negative impact on the Company’s profitability.

Under the purchase method of accounting for all business combinations, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquiror’s balance sheet as goodwill and identifiable intangible assets.  At December 31, 2007, the Company had $151.4 million of goodwill and identifiable intangible assets on its balance sheet.  Companies must evaluate goodwill for impairment at least annually.  Write-downs of the amount of any impairment are to be charged to the results of operations in the period in which the impairment is determined.  Based on tests of goodwill and identifiable intangible assets impairment, the Company has concluded that there has been no impairment during 2007 and 2006, and thus no write-downs have been recorded.  However, the Company will continue to monitor conditions, such as fluctuations in market value and credit quality for both the Company and its peers, which would trigger the need for a more frequent review.  There can be no assurance that the future evaluations of goodwill and identifiable intangible assets will not result in determinations of impairment and write-downs which could have an impact on the Company's financial condition and results of operations.

Government regulation significantly affects the Company’s business and operations.

The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations.  The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its business.

Overall, these various statutes establish the corporate governance and permissible business activities for the Company, acquisition and merger restrictions, limitations on inter-company transactions, capital adequacy requirements, and requirements for anti-money laundering programs and other compliance matters.  These regulations are designed primarily for the protection of the deposit insurance funds, consumers and not to the benefit of the Company’s shareholders.  Financial institution regulation has been the subject of significant legislation in recent years and may continue to be the subject of further significant legislation in the future, which is not in the control of the Company.  Significant new laws, or changes to existing laws could have a material adverse effect on the Company’s business, financial condition or results of operations.  Overall compliance with all the required statutes increases Sun’s operating expenses, requires a significant amount of management’s attention and could be a competitive disadvantage with respect to non-regulated competitors.

The amount of common stock held by the Company’s executive officers and directors gives them significant influence over the election of the Company’s board of directors and other matters that require shareholder approval.

As of March 13, 2008, a total of 7.1 million shares, or approximately 33% of the Company’s outstanding common stock, are beneficially owned by its directors and executive officers, not including exercisable options.  Therefore, if they vote together, the Company’s directors and executive officers have the ability to exert significant influence over the election of the board of directors and other corporate actions requiring shareholder approval, including a tender offer, business combination or other transaction, or, the adoption of proposals made by shareholders.  As a result, shareholders who might desire to participate in a takeover transaction may not have an opportunity to do so.  The effect of these provisions could be to limit the trading price potential of the Company’s common shares.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

At December 31, 2007, the Company operated from its main office in Vineland, New Jersey and 70 Community Banking Centers.  The Company leases its main office, 5 Community Banking Centers in Delaware and 29 Community Banking Centers throughout New Jersey. At December 31, 2007, the Company’s commitments under noncancelable operating leases were $33.2 million which are payable in years subsequent to December 31, 2007.  The remainder of the Community Banking Centers, including one in Delaware, are owned by the Company.  At December 31, 2007, the Company’s net bank properties and equipment was $16.9 million.

Item 3.  Legal Proceedings.

The Company or the Bank is periodically involved in various claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company’s and the Bank’s business.  While the ultimate outcome of these proceedings cannot be predicated with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows.  In addition, management was not aware of any pending or threatened material litigation as of December 31, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained under the captions “Common Stock Price Range and Dividends,” “Issuer Purchases of Equity Securities” and “Stock Performance” in the Company’s 2007 Annual Report to Shareholders, filed as Exhibit 13 to this Report (the “Annual Report”), is incorporated herein by reference.

Item 6.  Selected Financial Data.

The information contained under the caption “Selected Financial Data” in the Annual Report is incorporated herein by reference.

Item  7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Gap Analysis” and “ -- Net Interest Income Simulation” in the Annual Report are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements of Sun Bancorp, Inc. and the Summarized Quarterly Financial Data included in the notes thereto, included in the Annual Report, are incorporated herein by reference.

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

(b)           Internal Control over Financial Reporting

1.           Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Annual Report, incorporated herein by reference.

2.           Attestation Report of Independent Public Accounting Firm.

The attestation report of Deloitte & Touche LLP on the Company’s internal control over financial reporting, as defined in Rule 15d-15e of the Securities Exchange Act of 1934, appears in the Annual Report filed, incorporated herein by reference.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information contained under the sections captioned “Additional Information About Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I - Election of Directors” in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2007 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.
EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1)	2,220,965	$10.55	814,946
Equity compensation plans not approved by shareholders (2)	-	-	-
Total	2,220,965	$10.55	814,946
____________
(1)
Plans approved by shareholders include the 1995 Stock Option Plan, the 1997 Stock Option Plan, the 2002 Stock Option Plan and the 2004 Stock Based-Incentive Plan, as amended.  The amount of securities includes options for 167,811 shares of our common stock as a result of our assuming obligations under stock option plans of Advantage Bank in connection with an acquisition in 2006 and Community Bancorp of New Jersey in connection with an acquisition in 2004.  While we assumed the obligations existing under these plans as of the time of merger, we have not and will not in the future, use them to make further grants.

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

Reports of Independent Registered Public Accounting Firm Consolidated Statements of Financial Condition as of December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
	(2)	There are no financial statements schedules that are required to be included in Part II, Item 8.
(b)	The following exhibits are filed as part of this report:

	3(i)	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)
	3(ii)	Amended and Restated Bylaws of Sun Bancorp, Inc. (2)
	10.1	1995 Stock Option Plan(3)
	10.2	Amended and Restated 1997 Stock Option Plan (4)
	10.3	2002 Stock Option Plan (5)
	10.4	Amended and Restated 2004 Stock-Based Incentive Plan (6)
	10.5	Directors Stock Purchase Plan (7)
	10.6	Separation Agreement and General Release for former President and Chief Executive Officer, Thomas A. Bracken (8)
10.7
Form of Management Change in Control Severance Agreement, as amended and restated (A. Bruce Dansbury, Chief Operating Officer; Dan A. Chila, Executive Vice President and Chief Financial Officer; and Bart A. Speziali, Executive Vice President) (9)

	10.8	Management Change in Control Severance Agreement, as amended and restated, for Chairman of the Board, Bernard A. Brown (9)
	10.9	Management Change in Control Severance Agreement, as amended and restated, for Vice-Chairman of the Board, Sidney R. Brown (9)
	10.10	Agreement with President and Chief Executive Officer Thomas X. Geisel (10)
	11	Computation regarding earnings per share (11)
	13	2007 Annual Report to Shareholders
	21	Subsidiaries of the Registrant
	23	Consent of Deloitte & Touche LLP
	31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________
(1)	Incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form S-3 filed on October 10, 2003 (File No. 333-109636).
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 24, 2007 (File No. 0-20957).
(3)	Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form 10 filed on June 28, 1996 (File No. 0-20957).
(4)	Incorporated by reference Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).
(5)	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on April 16, 2002 (File No. 0-20957).
(6)	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the SEC on April 12, 2007 (File No. 0-20957).
(7)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on August 1, 1997 (File No. 333-32681).
(8)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on April 17, 2007 (File No. 0-20957).
(9)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 24, 2007 (File No. 0-20957).
(10)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 0-20957).
(11)	Incorporated by reference to Note 23 of the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 17, 2008.

SUN BANCORP, INC.

By:	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 17, 2008.

/s/ Bernard A. Brown	/s/ Sidney R. Brown
Bernard A. Brown	Sidney R. Brown
Chairman	Vice Chairman, Secretary and Treasurer

/s/ Anat Bird	/s/ Irwin J. Brown
Anat Bird	Irwin J. Brown
Director	Director

/s/ Jeffrey S. Brown	/s/ John A. Fallone
Jeffrey S. Brown	John A. Fallone
Director	Director

/s/ Peter Galetto, Jr.	/s/ Thomas X. Geisel
Peter Galetto, Jr.	Thomas X. Geisel
Director	President & Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas J. Heun	/s/ Charles P. Kaempffer
Douglas J. Heun	Charles P. Kaempffer
Director	Director

/s/ Anne E. Koons	/s/ Eli Kramer
Anne E. Koons	Eli Kramer
Director	Director

/s/ Alfonse M. Mattia	/s/ George A. Pruitt
Alfonse M. Mattia	George A. Pruitt
Director	Director

/s/ Anthony Russo, III	/s/ Edward H. Salmon
Anthony Russo, III	Edward H. Salmon
Director	Director

/s/ Dan A. Chila
Dan A. Chila
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)