Form 10-Q
period 2008-03-31
SUN BANCORP INC /NJ/
filed 2008-05-12
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes ☐ No ☒

Common Stock, $1.00 Par Value – 21,681,447 Shares Outstanding at May 8, 2008

SUN BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$80,962	$81,479
Interest-earning bank balances	1,944	2,380
Federal funds sold	187	2,654
Cash and cash equivalents	83,093	86,513
Investment securities available for sale (amortized cost of $421,635 and $427,378 at March 31, 2008 and December 31, 2007, respectively)	416,969	425,805
Investment securities held to maturity (estimated fair value of $17,768 and $18,755 at March 31, 2008 and December 31, 2007, respectively)	17,698	18,965
Loans receivable (net of allowance for loan losses of $27,904 and $27,002 at March 31, 2008 and December 31, 2007, respectively)	2,523,058	2,482,917
Restricted equity investments	17,060	16,869
Bank properties and equipment, net	48,393	48,118
Real estate owned	3,476	1,449
Accrued interest receivable	13,365	15,018
Goodwill	127,894	127,894
Intangible assets, net	22,301	23,479
Deferred taxes, net	4,260	3,169
Bank owned life insurance (BOLI)	73,293	72,487
Other assets	15,497	15,709
Total assets	$3,366,357	$3,338,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,713,756	$2,699,091
Federal funds purchased	56,000	30,000
Securities sold under agreements to repurchase - customers	36,938	40,472
Advances from the Federal Home Loan Bank (FHLB)	47,187	63,483
Securities sold under agreements to repurchase - FHLB	15,000	15,000
Obligation under capital lease	5,241	5,258
Junior subordinated debentures	92,786	97,941
Other liabilities	35,207	24,970
Total liabilities	3,002,115	2,976,215

Commitments and contingencies (see Note 14)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $1 par value, 50,000,000 shares authorized; 22,747,247 shares issued and 21,675,324 shares outstanding at March 31, 2008; 22,722,655 shares issued and 21,712,132 shares outstanding at December 31, 2007	22,747	22,723
Additional paid-in capital	337,321	336,668
Retained earnings	24,521	20,338
Accumulated other comprehensive loss	(3,040)	(1,027)
Treasury stock at cost, 1,071,923 shares and 1,010,523 shares at March 31, 2008 and December 31, 2007, respectively	(17,307)	(16,525)
Total shareholders’ equity	364,242	362,177
Total liabilities and shareholders’ equity	$3,366,357	$3,338,392

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
	For the Three Months Ended March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$40,395	$43,111
Interest on taxable investment securities	4,183	4,534
Interest on non-taxable investment securities	761	658
Dividends on restricted equity investments	269	266
Interest on federal funds sold	31	522
Total interest income	45,639	49,091
INTEREST EXPENSE
Interest on deposits	18,313	20,834
Interest on funds borrowed	1,119	1,771
Interest on junior subordinated debentures	1,544	2,153
Total interest expense	20,976	24,758
Net interest income	24,663	24,333
PROVISION FOR LOAN LOSSES	2,133	750
Net Interest income after provision for loan losses	22,530	23,583
NON-INTEREST INCOME
Service charges on deposit accounts	3,393	3,129
Other service charges	78	72
Net gain on sale of branches	-	1,443
Gain on sale of loans	424	508
Gain on derivative instruments	639	234
Investment products income	777	193
BOLI income	806	469
Other	1,258	969
Total non-interest income	7,375	7,017
NON-INTEREST EXPENSE
Salaries and employee benefits	12,420	12,589
Occupancy expense	3,042	3,012
Equipment expense	1,624	1,951
Amortization of intangible assets	1,177	1,182
Data processing expense	1,120	1,008
Professional fees	565	811
Insurance expense	669	258
Advertising expense	699	473
Real estate owned expense, net	9	6
Other	2,640	2,281
Total non-interest expense	23,965	23,571
INCOME BEFORE INCOME TAXES	5,940	7,029
INCOME TAXES	1,757	2,344
NET INCOME	$4,183	$4,685

Basic earnings per share(1)	$0.18	$0.21
Diluted earnings per share(1)	$0.18	$0.20
Weighted average shares – basic(1)	22,786,251	22,625,307
Weighted average shares – diluted(1)	23,266,872	23,726,420
(1) Share data is adjusted for a 5% stock dividend declared in April 2008.
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
BALANCE, JANUARY 1, 2007	$20,508	$304,857	$20,794	$(3,932)	$-	$342,227
Comprehensive income:
Net income	-	-	4,685	-	-	4,685
Unrealized gains on available for sale securities net of reclassification adjustment, net of tax (see Note 1)	-	-	-	1,077	-	1,077
Comprehensive income						5,762
Exercise of stock options	18	149	-	-	-	167
Excess tax benefit related to stock options	-	8	-	-	-	8
Issuance of common stock	18	324	-	-	-	342
Stock-based compensation	-	89	-	-	-	89
BALANCE, MARCH 31, 2007	$20,544	$305,427	$25,479	$(2,855)	$-	$348,595

BALANCE, JANUARY 1, 2008	$22,723	$336,668	$20,338	$(1,027)	$(16,525)	$362,177
Comprehensive income:
Net income	-	-	4,183	-	-	4,183
Unrealized losses on available for sale securities net of reclassification adjustment, net of tax (see Note 1)	-	-	-	(2,013)	-	(2,013)
Comprehensive income						2,170
Exercise of stock options	5	40	-	-	-	45
Excess tax benefit related to stock options	-	15	-	-	-	15
Issuance of common stock	14	169	-	-	-	183
Stock-based compensation	5	429	-	-	-	434
Treasury shares purchased	-	-	-	-	(782)	(782)
BALANCE, MARCH 31, 2008	$22,747	$337,321	$24,521	$(3,040)	$(17,307)	$364,242

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$4,183	$4,685
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,133	750
Depreciation, amortization and accretion	2,163	2,111
Write-down of book value of fixed assets	18	-
Gain on sale of branches	-	(1,443)
Gain on sale of real estate owned	(19)	-
Gain on sale of loans	(424)	(508)
Increase in cash value of BOLI	(806)	(469)
Deferred income taxes	(11)	284
Stock-based compensation	349	89
Shares contributed to employee benefit plans	151	159
Proceeds from sale of loans	20,557	22,057
Originations of loans held for sale	(20,485)	(21,931)
Excess tax benefit related to stock options	(15)	(189)
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	1,653	(859)
Other assets	65	(216)
Other liabilities	(817)	4,520
Net cash provided by operating activities	8,695	9,040
INVESTING ACTIVITIES
Purchases of investment securities available for sale	(109,397)	(136,498)
(Purchase) redemption of restricted equity securities	(191)	134
Redemption of investment in capital securities	155	-
Proceeds from maturities, prepayments or calls of investment securities available for sale	126,448	133,372
Proceeds from maturities, prepayments or calls of investment securities held to maturity	1,261	1,440
Net increase in loans	(43,558)	(68,015)
Purchase of bank properties and equipment	(2,125)	(1,675)
Proceeds from the sale of real estate owned	319	-
Purchase of bank owned life insurance	-	(6,800)
Net cash from sales of branches	-	(19,044)
Net cash used in investing activities	(27,088)	(97,086)
FINANCING ACTIVITIES
Net increase in deposits	14,665	66,588
Purchase price adjustment to goodwill resulting from stock options exercised	-	(181)
Net advances (repayments) under lines of credit and repurchase agreements	6,153	(10,823)
Excess tax benefit from stock-based compensation	15	189
Proceeds from exercise of stock options	45	167
Redemption of junior subordinated debentures	(5,155)	-
Proceeds from issuance of common stock	32	55
Treasury stock purchased	(782)	-
Net cash provided by financing activities	14,973	55,995
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,420)	(32,051)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,513	170,100
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,093	$138,049
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$21,543	$22,293
Income taxes paid	$-	$639
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Commitments to purchase investment securities	$11,192	$2,515
Transfer of loans to real estate owned	$1,636	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables, except per share amounts, are in thousands)

(1) Summary of Significant Accounting Policies

Basis of Financial Statement Presentation. The accompanying Unaudited Condensed Consolidated Financial Statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the accompanying notes thereto included in Sun Bancorp, Inc’s. (the “Company’s”) Annual Report on Form 10-K for the period ended December 31, 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, goodwill, intangible assets, income taxes, stock-based compensation and derivative financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Consolidation. The Unaudited Condensed Consolidated Financial Statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company and its principal wholly owned subsidiary, Sun National Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Med-Vine, Inc., Sun Financial Services, L.L.C., 2020 Properties, L.L.C., Sun Home Loans, Inc. and Del-Vine, Inc.  In accordance with the Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, and FIN 46 (R), Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII, Sun Capital Trust VIII, and CBNJ Trust I (collectively, the “Issuing Trusts”), are presented on a deconsolidated basis.  See Note 10 for additional information on the Company’s participation in the Issuing Trusts.

Stock Dividend. On April 29, 2008, the Company’s Board of Directors declared a 5% stock dividend to be paid on May 23, 2008 to shareholders of record on May 13, 2008. Accordingly, share data has been adjusted for all periods presented.

Loans Held for Sale. Included in loans receivable is approximately $4.4 million and $3.9 million of loans held for sale at March 31, 2008 and December 31, 2007, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis.

Real Estate Owned. Real estate owned is comprised of property acquired through foreclosure and bank property that is not in use. The property acquired through foreclosure is carried at the lower of the related loan balance or fair value of the property, based on an appraisal, less estimated cost to dispose. Losses arising from foreclosure transactions are charged against the allowance for loan losses. Bank property is carried at the lower of cost or fair value of the property, based on an appraisal, less estimated cost to dispose. Costs to maintain real estate owned and any subsequent gains or losses are included in operations.

Other Comprehensive Income (Loss). The Company classifies items of other comprehensive income (loss) by their nature and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the Unaudited Condensed Consolidated Statements of Financial Condition.  Amounts categorized as other comprehensive income (loss) represent net unrealized gains or losses on investment securities available for sale, net of tax. Reclassifications are made to avoid double counting in comprehensive income (loss) items which are displayed as part of net income for the period. These reclassifications are as follows:

Disclosure of Reclassification Amounts, Net of Tax

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding (loss) gain on securities available for sale during the period	$(3,030)	$1,058	$(1,972)	$1,665	$(588)	$1,077
Less: Reclassification adjustment for net gain included in net income(1)	(63)	22	(41)	-	-	-
Net unrealized (loss) gain on securities available for sale	$(3,093)	$1,080	$(2,013)	$1,665	$(588)	$1,077
(1) Amount includes net gain on securities called prior to maturity which is included in other non-interest income in the Unaudited Condensed Consolidated Statements of Income.

Recent Accounting Principles. In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact, if any, on the Company’s financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160 and has not yet determined the impact, if any, on the Company’s financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. SFAS No. 141(R) requires the acquirer to recognize acquisition related costs and restructuring costs separately from the business combination as period expense. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will impact the accounting and reporting for acquisitions after December 31, 2008.

In November 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and expresses the current view of the staff that, consistent with guidance in SFAS No. 156, Accounting for Servicing of Financial Assets and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, the expected net future cash flows related to the associated servicing of a loan, including the servicing rights sold to a third party, should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Company adopted SAB No. 109 on January 1, 2008, as applicable, and it will be applied to loan commitments issued or modified on mortgage loans to be held for sale. The adoption of SAB No. 109 did not have a material impact to the Company’s financial condition or results of operation.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008.  SFAS No. 159 did not have an impact on the Company’s financial condition or results of operations as the Company did not elect to fair value any of its financial assets and financial liabilities that are not currently required to be measured at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008 for assets and liabilities that are not excluded from FSP No. 157-2 and it did not have a material impact on the Company’s financial condition or results of operations.  See Note 15 for additional information on SFAS No. 157.

(2) Stock-Based Compensation

Stock-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. The Company establishes fair value for its equity awards to determine their cost. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with SFAS No. 123(R), the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees, the compensation expense for non-employees is recognized on the grant date, or when applicable, the service period using the straight-line method.

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

A summary of option activity under the Stock Plans as of March 31, 2008 and changes during the three-month period is presented below:

Summary of Stock Option Activity
	Number of Options	Weighted Average Exercise Price Per Share	Number of Options Exercisable
January 1, 2008	2,332,013	$10.05	1,993,344
Granted	338,801	$12.24
Exercised	(5,250)	$8.49
Forfeited	-	$-
Expired	(1,390)	$18.36
March 31, 2008	2,664,174	$10.32	1,988,137

The weighted average remaining contractual term was approximately 4.6 years for options outstanding and 3.1 years for options exercisable as of March 31, 2008.

The total intrinsic value (the excess of the market price over the exercise price) for options exercised during the three months ended March 31, 2008 was $28,000. At March 31, 2008, the aggregate intrinsic value was $7.6 million for options outstanding and $7.5 million for options exercisable.

The amount of cash received from the exercise of options for the three month period ended March 31, 2008 was $45,000. The total tax benefit recognized for the three months ended March 31, 2008 was approximately $15,000.

During the three months ended March 31, 2008 and 2007, the Company granted 338,801 options and 7,166 options, respectively. The fair value of the options granted is estimated on the date of grant using the Black-Scholes option valuation model which uses the assumptions noted in the following table. The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the option is estimated using the historical exercise behavior of employees at a particular level of management who were granted options with a ten-year term. Options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected volatility is based on the historical volatility for a period dating back to January 1, 2002 through the date of grant. Utilizing a period greater than this is not representative of the Company’s view of its current stock volatility.

Significant weighted average assumptions used to calculate the fair value of the options for the three months ended March 31, 2008 and 2007 are as follows:

Weighted Average Assumptions Used in Black-Scholes Option Pricing Model
	For the Three Months Ended March 31,
	2008	2007
Weighted average fair value of options granted	$3.61	$4.25
Weighted average risk-free rate of return	3.34%	4.50%
Weighted average expected option life in months	80	69
Weighted average expected volatility	30%	27%
Expected dividends(1)	$-	$-
(1) To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested restricted stock awards at March 31, 2008 is presented in the following table:

Summary of Nonvested Stock Award Activity
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards outstanding, January 1, 2008	50,723	$16.47
Issued	62,138	12.72
Vested	(5,781)	16.12
Nonvested stock awards outstanding, March 31, 2008	107,080	$13.22

During the three months ended March 31, 2008 and 2007, the Company issued 62,138 shares and 3,680 shares, respectively, of restricted stock valued at $791,000 and $62,000, respectively, at the time of grant. The value of these shares is based upon the closing price of the common stock on the date of grant. There were 490 shares issued during 2008 which will vest monthly over the following one-year service period.  There were 40,044 shares issued which will vest over a 5-year period with 25% vesting after the first two years and the remaining shares vesting 25% over each of the following three years.  In addition, there were 21,604 shares issued which will cliff vest after 4 years. Compensation expense will be recognized on a straight-line basis over the service period for all of the shares issued during 2008. The compensation expense recognized for the three months ended March 31, 2008 and 2007 was $163,000 and $2,000, respectively.

As of March 31, 2008, there was $2.2 million and $1.4 million of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted under the Stock Plans. The cost of the options and stock awards are expected to be recognized over a weighted average period of 3.4 years and 3.8 years, respectively.

(3) Branch Sales and Consolidations

During the first quarter of 2008, the Company consolidated two branch offices into a new branch office.  As a result of the consolidation, the Company recognized an estimated lease buy-out charge of $72,000 and added a branch office to the real estate owned portfolio in the amount of $691,000.

During the first quarter of 2007, the Company completed the sales of three branch offices to three separate buyers. The sales of the branch offices included approximately $40 million of aggregate deposits and approximately $19 million of aggregate loans receivable. The Company recognized a net pre-tax gain on the sales of the branch offices of approximately $1.4 million.

(4) Investment Securities

The amortized cost of investment securities and the approximate fair value were as follows:

Summary of Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2008
Available for sale:
U.S. Treasury obligations	$14,996	$94	$(3)	$15,087
U.S. Government agencies and mortgage-backed securities	273,407	1,158	(1,395)	273,170
State and municipal obligations	79,936	427	(1,126)	79,237
Other	53,296	-	(3,821)	49,475
Total available for sale	421,635	1,679	(6,345)	416,969

Held to maturity:
Mortgage-backed securities	17,698	87	(17)	17,768
Total held to maturity	17,698	87	(17)	17,768
Total investment securities	$439,333	$1,766	$(6,362)	$434,737

December 31, 2007
Available for sale:
U.S. Treasury obligations	$14,975	$77	$-	$15,052
U.S. Government agencies and mortgage-backed securities	298,686	836	(1,630)	297,892
State and municipal obligations	72,798	364	(440)	72,722
Other	40,919	-	(780)	40,139
Total available for sale	427,378	1,277	(2,850)	425,805

Held to maturity:
Mortgage-backed securities	18,965	-	(210)	18,755
Total held to maturity	18,965	-	(210)	18,755
Total investment securities	$446,343	$1,277	$(3,060)	$444,560

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2008 and December 31, 2007:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2008
U.S. Treasury obligations	$9,996	$(3)	$-	$-	$9,996	$(3)
U.S. Government agencies and mortgage-backed securities	61,246	(1,110)	22,865	(302)	84,111	(1,412)
State and municipal obligations	37,085	(1,026)	2,529	(100)	39,614	(1,126)
Other	33,989	(3,821)	-	-	33,989	(3,821)
Total	$142,316	$(5,960)	$25,394	$(402)	$167,710	$(6,362)

December 31, 2007
U.S. Government agencies and mortgage-backed securities	$28,553	$(117)	$162,073	$(1,723)	$190,626	$(1,840)
State and municipal obligations	26,366	(289)	10,650	(151)	37,016	(440)
Other	17,001	(780)	-	-	17,001	(780)
Total	$71,920	$(1,186)	$172,723	$(1,874)	$244,643	$(3,060)

At March 31, 2008, the gross unrealized loss in the category 12 months or longer of $402,000 consisted of 17 securities having an aggregate unrealized loss of 1.6% of the amortized cost.  Of the securities, 11 were mortgage-backed securities issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency.  The remaining 6 are municipal securities, 3 of which are escrowed to maturity in U.S. Treasury securities and the remaining 3 are rated investment grade by at least one bond credit rating service.

At March 31, 2008, securities in a gross unrealized loss position for less than 12 months consisted of 109 securities having an aggregate unrealized loss of 4.0% of the amortized cost basis.  Of those securities having an unrealized loss less than 12 months, 1 security is a U.S. Treasury note, carrying the full faith and credit of the United States.  The mortgage-backed securities are comprised of 7 securities representing $22.1 million that are issued or guaranteed by a U.S. Government sponsored agency and 5 securities representing $39.2 million issued by non-agency issuers. The 5 non-agency securities are all “AAA” rated by at least two nationally recognized rating agencies.  The municipal securities are comprised of 90 securities representing $37.1 million.  All of the municipal securities carry an investment grade rating by at least one of the recognized rating agencies and 77 of the securities representing $29.8 million maintain a “AAA” rating from at least one rating agency.  The other securities are comprised of three trust preferred pooled securities and two single issuer trust preferred securities.  The trust preferred pooled securities are all rated investment grade by at least one nationally recognized rating agency and contain no defaults or deferrals in the collateral pool.  The two single issuer securities are currently not in default or deferral and the Company expects the issuers to continue to perform according to terms of the contracts.

Management believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues and trust preferred securities have been negatively impacted in the quarter as credit spreads widened dramatically. The Company believes recovery of fair value is expected as credit spreads return to more normal levels, as the securities approach their maturity date or as valuations for such securities improve as market yields change. Management considers the length of time and the extent to which fair value is less than cost, the creditworthiness and near-term prospects of the issuer, among other things, in determining the nature of the decline in market value of the securities. As the Company has the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for a recovery of amortized cost, which may be maturity, no decline is deemed to be other than temporary.

(5) Loans

The components of loans as of March 31, 2008 and December 31, 2007 were as follows:

Loan Components
	March 31, 2008	December 31, 2007
Commercial and industrial	$2,061,640	$2,024,728
Home equity	267,023	264,965
Second mortgages	81,090	81,063
Residential real estate	53,616	49,750
Other	87,593	89,413
Total gross loans	2,550,962	2,509,919
Allowance for loan losses	(27,904)	(27,002)
Net loans receivable	$2,523,058	$2,482,917

Non-accrual loans	$26,567	$26,853

The Company’s commercial and industrial loan portfolio represents 80.8% of total loans outstanding.  Commercial and industrial loans increased $36.9 million, or 1.8%, from December 31, 2007 to $2.06 billion at March 31, 2008.  Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation. As of March 31, 2008, the Company’s commercial real estate portfolio was $1.54 billion of which $770.3 million, or 50.0%, were classified as owner occupied and $769.4 million, or 50.0%, were classified as non-owner occupied.

Residential construction loans were $65.4 million, or 3.2% of commercial and industrial loans outstanding, at March 31, 2008.  This portfolio currently consists of 96 loans to 67 different builders as compared to 90 loans at December 31, 2007.  The Company continues to adhere to strict underwriting standards in this area of lending.

(6) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2008	2007	2007
Balance, beginning of year	$27,002	$25,658	$25,658
Charge-offs	(1,495)	(501)	(7,718)
Recoveries	264	120	659
Net charge-offs	(1,231)	(381)	(7,059)
Provision for loan losses	2,133	750	8,403
Balance, end of year	$27,904	$26,027	$27,002

Net charge-offs for 2008 increased $850,000 over the same period in 2007. The increase in net charge-offs was primarily a result of a $390,000 increase in net charge-offs in seasoned SBA and unsecured small business loans and $531,000 in additional write-downs of some commercial loans that the Company had previously identified as troubled at the end of 2007. The Company has continued to maintain adequate provision levels and reserve coverage as the ratio of allowance for loan losses to total gross loans was 1.09% at March 31, 2008 as compared to 1.08% at December 31, 2007.

Softening residential real estate values has given rise to increased monitoring of the Company’s home equity and second mortgage portfolios. These loans increased $36.7 million, or 11.8%, over the same period in 2007 to $348.1 million at March 31, 2008, representing 13.6% of total loans outstanding. While usage of these facilities has remained constant, at approximately 50% over the past year, the level of delinquency in the portfolio has increased approximately 70 basis points to 1.17%.  Management will continue to monitor these portfolios closely.

The provision for loan losses charged to expense is based upon a series of qualitative factors and historical loss experience, and an evaluation of estimated losses in the current commercial loan portfolio, including the evaluation of impaired loans under SFAS No. 114, Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15 and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an amendment of FASB Statement No. 114.  Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, management’s abilities, and external factors.

Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

Components of Impaired Loans
	March 31, 2008	December 31, 2007
Impaired loans with related allowance for loan losses calculated under SFAS No. 114	$7,048	$17,759
Impaired loans with no related allowance for loan losses calculated under SFAS No. 114	15,828	6,217
Total impaired loans	$22,876	$23,976

Valuation allowance related to impaired loans	$1,501	$2,027

Analysis of Impaired Loans

	For the Three Months Ended March 31,
	2008	2007
Average impaired loans	$23,826	$11,568
Interest income recognized on impaired loans	$4	$64
Cash basis interest income recognized on impaired loans	$4	$1

(7) Real Estate Owned

Real estate owned at March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
Commercial properties	$1,636	$300
Residential properties	865	865
Bank properties	975	284
Total	$3,476	$1,449

During the first quarter 2008, the Company added two properties to the real estate owned portfolio which totaled $2.3 million.  Included in the additions were a branch property that was transferred to the portfolio at $691,000 as a result of the Company’s ongoing branch optimization strategy and a commercial property with a carrying amount of $1.6 million that was acquired through foreclosure. In addition, during the first quarter 2008 the Company sold a commercial property, which had a carrying amount of $300,000, and recognized net proceeds from the sale of this property of $319,000. In April 2008, the Company sold two residential properties and recognized net proceeds of $131,000 and $201,000 from the sale of these properties.

(8) Derivative Financial Instruments.

The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of March 31, 2008, all derivative financial instruments have been entered into to hedge the interest rate risk associated with the Company’s commercial lending activity. In general, the derivative transactions fall into one of two types: a bank hedge of a specific fixed-rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Company hedges a specific fixed-rate loan, the derivative is executed for periods and terms that match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third-party.

The Company currently utilizes interest rate swaps to hedge specified assets. The Company does not use derivative financial instruments for trading purposes. Interest rate swaps were entered into as fair value hedges for the purpose of modifying the interest rate characteristics of certain commercial loans. The interest rate swaps involve no exchange of principal either at inception or upon maturity; rather, it involves the periodic exchange of interest payments arising from an underlying notional value.

Derivative instruments are recorded at their fair values. If derivative instruments are designated as fair value hedges, both the change in the fair value of the hedge and the hedged item are included in current earnings. Because the hedging arrangement is considered highly effective, changes in the interest rate swaps’ fair values exactly offset the corresponding changes in the fair value of the commercial loans and, as a result, the changes in fair value do not result in an impact on net income.

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

Information pertaining to outstanding interest rate swap agreements was as follows:

Summary of Interest Rate Swap Agreements

	March 31, 2008	December 31, 2007
Notional amount	$48,976	$49,472
Weighted average pay rate	6.80%	6.79%
Weighted average receive rate	5.11%	7.21%
Weighted average maturity in years	5.8	6.0
Unrealized gain relating to interest rate swaps	$(3,535)	$(1,526)

Customer Derivatives. The Company entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. At March 31, 2008 and December 31, 2007, the notional amount of such arrangements was $850.1 million and $767.6 million, respectively. As the interest rate swaps with the clients and third-parties are not designated as hedges under SFAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no earnings impact. The Company earned $639,000 and $234,000 from facilitating customer derivative transactions during the three months ended March 31, 2008 and 2007, respectively.

(9) Deposits

Deposits consist of the following major classifications:

Summary of Deposits
	March 31, 2008	December 31, 2007
Demand deposits - interest bearing	$765,200	$754,733
Demand deposits - non-interest bearing	448,531	438,052
Savings deposits	455,387	456,241
Time certificates under $100,000	685,127	674,671
Time certificates $100,000 or more	359,511	375,394
Total	$2,713,756	$2,699,091

(10) Junior Subordinated Debentures Held by Trusts that Issued Capital Debt

The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Trust as of March 31, 2008:

Summary of Capital Securities and Junior Subordinated Debentures

	Capital Securities			Junior Subordinated Debentures
Issuer Trust	Issuance Date	Stated Value	Distribution Rate	Principal Amount	Maturity	Redeemable Beginning
Sun Capital Trust V	December 18, 2003	15,000	3-mo LIBOR plus 2.80%	15,464	December 30, 2033	December 30, 2008
Sun Capital Trust VI	December 19, 2003	25,000	3-mo LIBOR plus 2.80%	25,774	January 23, 2034	January 23, 2009
Sun Statutory Trust VII	January 17, 2006	30,000	6.24% Fixed	30,928	March 15, 2036	March 15, 2011
Sun Capital Trust VII	April 19, 2007	10,000	6.428% Fixed	10,310	June 30, 2042	June 30, 2012
Sun Capital Trust VIII	July 5, 2007	10,000	3-mo LIBOR plus 1.39%	10,310	October 1, 2037	October 1, 2012
		$90,000		$92,786

Junior subordinated debentures were $92.8 million and $97.9 million at March 31, 2008 and December 31, 2007, respectively.  In January 2008, the Company called the $5.0 million of outstanding capital securities of CBNJ Trust I at par contemporaneously with the redemption of the CBNJ Trust I debentures and there was no impact to the Company’s Unaudited Condensed Consolidated Statement of Income.

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

Sun Statutory Trust VII has a fixed-rate of 6.24% for a period of five years from the date of issuance and beginning in year six a variable-rate of three-month LIBOR plus 1.35%.  Sun Capital Trust VII has a fixed-rate of 6.428% for a period of five years from the date of issuance and beginning in year six a variable-rate of three-month LIBOR plus 1.53%. The capital securities as of March 31, 2008 do not contain interest rate caps.

(11) Other Liabilities

At March 31, 2008 and December 31, 2007, other liabilities were $35.2 million and $25.0 million, respectively. Other liabilities at March 31, 2008 include trade date liabilities related to outstanding purchases of investment securities for $11.1 million. The Company did not have any unsettled trade date purchases of investment securities at December 31, 2007.

(12) Stock Repurchase Plan

In the second quarter of 2007, the Board of Directors of the Company authorized the initiation of a stock repurchase plan covering up to 5%, or approximately 1,000,000 shares, of the Company’s outstanding common stock. During 2007, market conditions enabled the Company to repurchase 1,010,523 shares of outstanding common stock, thus completing in late December, the plan to buyback shares.  During the fourth quarter of 2007, the Board authorized a new stock repurchase plan covering up to approximately 5%, or approximately 1,100,000 additional shares, of common stock to be repurchased in the open market or in privately negotiated transactions.  At March 31, 2008, and December 31, 2007, the Company held 1,071,923 and 1,010,523 treasury shares, respectively.  The cost of these treasury shares at March 31, 2008 and December 31, 2007 was $17.3 million and $16.5 million, respectively.

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period. Retroactive recognition has been given to market values, common stock outstanding and potential common shares for periods prior to the date of the Company’s stock dividends, which includes the most recent stock dividend declared on April 29, 2008.

Earnings Per Share Calculation
	For the Three Months Ended March 31,
	2008	2007
Net income	$4,183	$4,685

Average common shares outstanding	22,786,251	22.625,307
Net effect of dilutive common stock equivalents	480,621	1,101,113
Adjusted average shares outstanding - dilutive	23,266,872	23,726,420

Basic earnings per share	$0.18	$0.21
Diluted earnings per share	$0.18	$0.20

Dilutive common stock equivalents	2,257,027	3,204,079
Average exercise price	$9.07	$8.91
Average market price	$12.67	$17.58

There were 431,489 weighted average common stock equivalents and 139,396 weighted average common stock equivalents outstanding during the three months ended March 31, 2008 and 2007, respectively, which were not included in the computation of diluted EPS as a result of the stock options’ exercise prices or stock awards value at issuance being greater than the average market price of the common shares for the respective periods.

(14) Commitments and Contingent Liabilities

In October 2007, Visa Inc.  (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008.  As part of its restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests.  The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007.  Visa completed its IPO in March 2008, resulting in the conversion of the Company’s Class USA shares to 12,508 shares of Class B common stock in Visa.  Visa exercised its option to mandatorily redeem 4,836 shares of the Company’s Class B common stock in Visa in exchange for cash, which resulted in the Company recording a $207,000 gain which is included in other non-interest income.  The Company has 7,672 Class B shares remaining that are restricted for a period of three years after the IPO or upon settlement of litigation claims, whichever is later.  The Company has not recognized a gain or loss on the remaining Class B shares in Visa.

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition consistent with Statement of Position  (“SOP”) No. 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. As of the balance sheet date the Company records estimated losses inherent with unfunded loan commitments in accordance with SFAS No. 5, Accounting for Contingencies, and estimated future obligations under letters of credit in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements.  The reserve for unfunded loan commitments and letters of credit as of March 31, 2008 and December 31, 2007 was $360,000.

On February 6, 2007, the Board of Directors of the Company terminated the employment of the Company’s President and Chief Executive Officer. The severance agreement provided for an aggregate cash payment of $1.7 million. The total amount charged to earnings during the first quarter 2007 was $1.8 million which included severance and other related charges. As of December 31, 2007, $54,000 of the $1.7 million remained outstanding.  This remaining balance was paid in–full in January 2008.

(15) Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  The Company measures loans held for sale, impaired loans, Small Business Administration ("SBA") servicing assets, restricted equity investments and loans transferred to other real estate owned on a non-recurring basis.  At March 31, 2008, these assets were valued in accordance with GAAP and did not require fair value disclosure under the provisions of SFAS No. 157.

Those assets which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury obligations	$15,087	$-	$-
U.S. Government agencies and mortgage-backed securities	-	273,170	-
State and municipal obligations	-	79,237	-
Other	-	49,475
Hedged commercial loans(1)	-	52,511	-
Customer interest rate swaps	-	39,189	-
Liabilities:
Fair value interest rate swaps		3,535
Customer interest rate swaps	-	39,189	-

(1) Includes positive market value adjustment of $3.5 million which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with SFAS No. 133.

(16) Income Taxes

 In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 was applied to all existing tax positions upon initial adoption. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Income Statement. The statute of limitations for the tax year ended December 31, 2003 expired during the third quarter of 2007. As of March 31, 2008, the Internal Revenue Service was in the process of auditing the Company’s 2004, 2005 and 2006 consolidated tax returns and there were no other audits in process by any other tax jurisdiction.  The Company does not expect the audits to result in a material change to the Company’s tax position.

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

THIS FORM CONTAINS OR REFERENCES CERTAIN NON-GAAP FINANCIAL MEASURES, SUCH AS NET INTEREST INCOME ON A TAX-EQUIVALENT BASIS. TAX-EQUIVALENT NET INTEREST INCOME IS DERIVED FROM GAAP INTEREST INCOME AND NET INTEREST INCOME USING AN ASSUMED TAX RATE OF 35%. THE COMPANY BELIEVES THE PRESENTATION OF NET INTEREST INCOME ON A TAX-EQUIVALENT BASIS ENSURES COMPARABILITY OF NET INTEREST INCOME ARISING FROM BOTH TAXABLE AND TAX-EXEMPT SOURCES AND IS CONSISTENT WITH INDUSTRY PRACTICE. ALTHOUGH THE COMPANY BELIEVES THAT THESE NON-GAAP FINANCIAL MEASURES ENHANCE INVESTORS’ UNDERSTANDING OF OUR BUSINESS AND PERFORMANCE, THESE NON-GAAP FINANCIAL MEASURES SHOULD NOT BE CONSIDERED AN ALTERNATIVE TO GAAP MEASURES.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All dollar amounts presented in the tables, except per share amounts, are in thousands)

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of the financial condition and results of operations are based on the Unaudited Condensed Consolidated Financial Statements, which are prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Management evaluates these estimates and assumptions on an ongoing basis, including those related to allowance for loan losses, goodwill, intangible assets, income taxes, stock-based compensation and derivative financial instruments. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Loan Losses. Through Sun National Bank (the "Bank"), Sun Bancorp, Inc. (the "Company") originates loans that it intends to hold for the foreseeable future or until maturity or repayment. The Company may not be able to collect all principal and interest due on these loans. Allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. A provision for loan losses is charged to operations based on management’s evaluation of the estimated losses that have been incurred in the Company’s loan portfolio. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends.  In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

·   Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications
·   Nature and volume of loans
·	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to policy
·	Experience, ability and depth of management and staff
·	National and local economic and business conditions, including various market segments
·	Quality of Company’s loan review system and degree of Board oversight
·	Concentrations of credit and changes in levels of such concentrations
·	Effect of external factors on the level of estimated credit losses in the current portfolio

Additionally, historic loss experience over the more conservative of either the trailing four or eight quarters is taken into account. In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans without Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15, reserves (specific allowance). The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, and external factors. Estimates are periodically measured against actual loss experience.

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

Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, a decline in the national economy or the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, the Company’s determination as to the amount of its allowance for loan losses is subject to review by the Bank’s primary regulator, the Office of the Comptroller of the Currency (the “OCC”), as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of the OCC examination.

Accounting for Income Taxes.  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. SFAS No. 109 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.  FIN No. 48 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Statement of Income. Assessment of uncertain tax positions under FIN No. 48 requires careful consideration of the technical merits of a position based on management's analysis of tax regulations and interpretations.  Significant judgment may be involved in applying the requirements of FIN No. 48.

Valuation of Goodwill. The Company assesses the impairment of goodwill at least annually, based on the fair value methodology as described in SFAS No. 142, Goodwill and Intangible Assets.  The Company will continue to monitor conditions, such as fluctuations in market values and credit quality for both the Company and its peers, which would trigger the need for more frequent review. If the Company determines that the carrying value of goodwill may not be recoverable, then the Company will assess impairment based on a projection of undiscounted future cash flows and measure the amount of impairment based on fair value. Write-downs of the amount of any impairment are to be charged to the results of operations in the period in which the impairment is determined.

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment.  Under the fair value provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with SFAS No. 123(R), the amount of stock based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees, the compensation expense for non-employees is recognized on the grant date or when applicable, the service period using the straight-line method.  Determining the fair value of stock-based awards at grant date requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Unaudited Condensed Consolidated Financial Statements. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding stock-based compensation.

Financial Condition

Total assets were $3.37 billion at March 31, 2008 as compared to $3.34 billion at December 31, 2007. Loans receivable increased $41.0 million, or 1.6%, to $2.55 billion and real estate owned increased $2.0 million, or 139.9%, to $3.5 million.  These increases were offset by a decrease in cash and cash equivalents of $3.4 million, or 4.0%, to $83.1 million and a decrease in investment securities available for sale of $8.8 million, or 2.1%, to $417.0 million. Total deposits increased $14.7 million, or 0.5%, to $2.71 billion and other liabilities increased $10.2 million, or 41.0%, to $35.2 million.

Loans receivable at March 31, 2008 were $2.55 billion, an increase of $41.0 million from $2.51 billion at December 31, 2007. Organic loan growth for the first quarter 2008, adjusted for approximately $27.7 million in prepayments, was approximately 2.7%. Competition for loans across all products and markets continues to be intense during 2008. Despite the competitiveness of loan pricing and terms and conditions, the Company has not compromised its underwriting credit standards.

Total non-performing loans were $27.2 million at March 31, 2008, or 1.06% of total loans and real estate owned, compared to $28.2 million or 1.12% at December 31, 2007. Non-performing loans decreased as a result of a decrease in loans past due 90 days and accruing of $712,000, or 53.0%, and a decrease in non-accrual loans of $286,000, or 1.1% at March 31, 2008 as compared to December 31, 2007. The ratio of allowance for loan losses to total non-performing loans was 102.6% at March 31, 2008 compared to 95.8% at December 31, 2007. Non-performing assets were $30.7 million at March 31, 2008 compared to $29.6 million at December 31, 2007.

The allowance for loan losses at March 31, 2008 increased $902,000 to $27.9 million from December 31, 2007.  Net charge-offs for the first quarter 2008 increased $850,000 over the same period in 2007.  The increase in charge-offs was primarily a result of a $390,000 increase in net charge-offs in seasoned SBA and unsecured small business loans and $531,000 in additional write-downs of commercial loans that the Company had previously identified as troubled at the end of 2007. As of March 31, 2008, there was approximately $22 million of unsecured, credit-scored small business loans, which represented less than 1% of the Company’s total portfolio. The majority of these loans are lines of credit. As these lines mature, the Company is reviewing the borrowers’ credit worthiness and seeking to obtain tangible collateral, which may be used to further extend lending. The Company has continued to maintain adequate provision levels and reserve coverage as the ratio of allowance for loan losses to total gross loans was 1.09% at March 31, 2008 as compared to 1.08% at December 31, 2007.

Real estate owned increased $2.0 million to $3.5 million at March 31, 2008 as compared to December 31, 2007. During the first quarter 2008, the Company added two properties to the real estate owned portfolio which totaled $2.3 million.  Included in the additions were a branch property that was transferred to the portfolio at $691,000 as a result of the Company’s ongoing branch optimization strategy and a commercial property with a carrying amount of $1.6 million that was acquired through foreclosure. The Company currently has an agreement of sale with a buyer for the commercial property.  In addition, during the first quarter 2008 the Company sold a commercial property, which had a carrying amount of $300,000, and recognized net proceeds from the sale of this property of $319,000. In April 2008, the Company sold two residential properties and recognized net proceeds of $131,000 and $201,000 from the sale of these properties .

Investment securities available for sale and investment securities held to maturity decreased $10.1 million, or 2.3%, from $444.8 million at December 31, 2007 to $434.7 million at March 31, 2008. The investment securities portfolio is expected to remain relatively stable as maturing securities will primarily be reinvested in the investment portfolio.

Bank owned life insurance (“BOLI”) increased from $72.5 million at December 31, 2007, to $73.3 million at March 31, 2008. The increase of $806,000 represents an increase in the cash surrender value of the policies during the three months ended March 31, 2008.

Total deposits were $2.71 billion at March 31, 2008, reflecting a $14.7 million increase from December 31, 2007. Core deposits, which exclude all certificates of $100,000 or more, represented 86.8% and 86.1% of total deposits at March 31, 2008 and December 31, 2007, respectively.

Total borrowings were $155.1 million at March 31, 2008, an increase of $6.2 million from December 31, 2007.  The increase was primarily a result of an increase of $26.0 million in federal funds purchased offset by a decrease in Federal Home Loan Bank (“FHLB”) advances of $16.3 million and a decrease of $3.5 million in securities sold under agreements to repurchase with customers.

Junior subordinated debentures decreased $5.2 million as the Company called $5.0 million of outstanding capital securities of CBNJ Trust I during the first quarter 2008 contemporaneously with the redemption of the CBNJ Trust I debentures and there was no impact to the Company’s Unaudited Condensed Consolidated Statement of Income.

Other liabilities increased $10.2 million to $35.2 million at March 31, 2008, as compared to $25.0 million at December 31, 2007. This increase was primarily a result of the recognition of trade date liabilities related to outstanding purchases of investment securities for $11.1 million which were settled in April 2008.  The Company did not have any unsettled trade date purchases of investment securities at December 31, 2007.

Total shareholders’ equity increased $2.1 million, from $362.2 million at December 31, 2007 to $364.2 million at March 31, 2008. The increase was primarily the result of net income of $4.2 million for the first three months of 2008 offset by an increase in unrealized loss on available for sale securities of $2.0 million.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Overview. Net income for the three months ended March 31, 2008 was $4.2 million or $0.18 per share, compared to $4.7 million or $0.20 per share for the same period in 2007. Per share data for 2008 and 2007 has been adjusted for the 5% stock dividend declared on April 29, 2008. All earnings per share amounts are presented assuming dilution.

Table 1 sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

Table 1: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

	For The Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$2,037,548	$32,506	6.38%	$1,956,190	$35,504	7.26%
Home equity	267,836	4,155	6.21	233,837	3,825	6.54
Second mortgage	80,819	1,318	6.52	76,167	1,190	6.25
Residential real estate	50,012	818	6.54	37,710	757	8.03
Other	86,602	1,598	7.38	92,705	1,835	7.92
Total loans receivable	2,522,817	40,395	6.40	2,396,609	43,111	7.20
Investment securities(3)	455,366	5,536	4.86	502,341	5,572	4.44
Interest-earning deposit with banks	10,090	87	3.45	18,363	236	5.14
Federal funds sold	3,866	31	3.21	39,870	522	5.24
Total interest-earning assets	2,992,139	46,049	6.16	2,957,183	49,441	6.69
Cash and due from banks	56,555			72,646
Bank properties and equipment, net	47,893			42,402
Goodwill and intangible assets, net	150,923			155,910
Other assets	78,554			74,772
Total non-interest-earning assets	333,925			345,730
Total assets	$3,326,064			$3,302,913

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$754,432	3,319	1.76%	$761,056	5,935	3.12%
Savings deposits	461,949	2,806	2.43	439,772	3,093	2.81
Time deposits	1,068,637	12,188	4.56	1,005,639	11,806	4.70
Total interest-bearing deposit accounts	2,285,018	18,313	3.21	2,206,467	20,834	3.78
Borrowed money:
Federal funds purchased	17,747	131	2.95	33	-	-
Securities sold under agreements to repurchase - customers	38,700	233	2.41	45,328	528	4.66
FHLB advances(4)	69,887	659	3.77	101,288	1,146	4.53
Junior subordinated debentures	93,126	1,544	6.63	108,250	2,153	7.96
Obligation under capital lease	5,247	96	7.32	5,312	97	7.30
Total borrowings	224,707	2,663	4.74	260,211	3,924	6.03
Total interest-bearing liabilities	2,509,725	20,976	3.34	2,466,678	24,758	4.01
Non-interest-bearing demand deposits	416,612			458,201
Other liabilities	33,327			33,317
Total non-interest-bearing liabilities	449,939			491,518
Total liabilities	2,959,664			2,958,196
Shareholders’ equity	366,400			344,717
Total liabilities and shareholders’ equity	$3,326,064			$3,302,913

Net interest income		$25,073			$24,683
Interest rate spread(5)			2.82%			2.68%
Net interest margin(6)			3.35%			3.34%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.22%			119.89%

(1) Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3) Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 35% marginal federal tax rate for all periods.
(4) Amounts include advances from FHLB and securities sold under agreements to repurchase – FHLB.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 2 sets forth certain information regarding changes in interest income and interest expense for the periods presented.

Table 2: Quarterly Rate-Volume Variance Analysis(1)

	For the Three Months Ended March 31, 2008 vs. 2007
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$1,421	$(4,419)	$(2,998)
Home equity	530	(200)	330
Second mortgage	75	53	128
Residential real estate	217	(156)	61
Other	(116)	(121)	(237)
Total loans receivable	2,127	(4,843)	(2,716)
Investment securities	(539)	503	(36)
Interest-bearing deposit accounts	(86)	(63)	(149)
Federal funds sold	(344)	(147)	(491)
Total interest-earning assets	1,158	(4,550)	(3,392)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(51)	(2,565)	(2,616)
Savings deposits	148	(435)	(287)
Time deposits	733	(351)	382
Total interest-bearing deposit accounts	830	(3,351)	(2,521)
Borrowed money:
Federal funds purchased	131	-	131
Securities sold under agreements to repurchase - customers	(69)	(226)	(295)
FHLB advances(2)	(316)	(171)	(487)
Junior subordinated debentures	(277)	(332)	(609)
Obligation under capital lease	(1)	-	(1)
Total borrowings	(532)	(729)	(1,261)
Total interest-bearing liabilities	298	(4,080)	(3,782)
Net change in net interest income	$860	$(470)	$390

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

(2) Amounts include advances from FHLB and securities sold under agreements to repurchase – FHLB.

Net Interest Income. Net interest income (on a tax-equivalent basis) increased $390,000 to $25.1 million for the three months ended March 31, 2008 from $24.7 million for the same period in 2007.  Interest income (on a tax equivalent basis) decreased $3.4 million from the prior period to $46.0 million while interest expense decreased $3.8 million from the prior period to $21.0 million.  The interest rate spread and net interest margin (on a tax-equivalent basis) for the three months ended March 31, 2008 was 2.82% and 3.35%, respectively, compared to 2.69% and 3.34% respectively, for the same period in 2007. The margin compression for the first quarter 2008 primarily reflects the Federal Reserve’s interest rate reductions which totaled 200 basis points during the quarter. These reductions caused interest-earning assets to re-price downward more rapidly than interest-bearing liabilities. The Company expects that any further Federal Reserve rate reductions may cause further margin compression.

Overall interest income (on a tax-equivalent basis) decreased $3.4 million for the three months ended March 31, 2008, compared to the same period in 2007. Interest income on loans decreased $4.8 million due to rates as the yields earned on average loans receivable decreased 80 basis points.  These decreases were offset by an increase in interest income of $2.1 million as average loans receivable grew $126.2 million, or 5.3%. The increase in average loans receivable was primarily funded by an increase in deposits, as well as by calls or maturities of lower yielding investment securities.  In addition, the decrease of $36.0 million, or 90.3%, in average federal funds sold along with a decrease in the yields earned on these funds of 203 basis points resulted in an overall decrease to interest income of $491,000. The Company will continue to rely on deposits as its primary funding source.  However, in a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and highly competitive local deposit pricing, the Company anticipates that other funding sources may be more cost efficient.

Overall interest expense decreased $3.8 million. Interest expense decreased $3.4 million due to rates as the cost of average interest-bearing deposit accounts decreased 57 basis points. The Company expects market competition for deposits will remain intense through 2008.

Provision for Loan Losses. For the three months ended March 31, 2008, the provision for loan losses was $2.1 million compared to $750,000 for the same period in 2007. The Company’s gross loans receivable grew 5.6% to $2.55 billion at March 31, 2008 as compared to the same period in 2007. The provision recorded is the amount necessary to bring the allowance for loan losses to a level deemed appropriate by management based on the current risk profile of the portfolio. The Company focuses on its loan portfolio management and credit review process to address the current risk profile of the portfolio and manage troubled credits. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors.

Non-Interest Income. Non-interest income increased $358,000, or 5.1%, for the three months ended March 31, 2008 to $7.4 million, as compared to the same period in 2007. The increase was primarily due to an increase of $584,000 in income earned on investment products provided by a third-party broker-dealer, an increase in gain on commercial derivative products of $405,000, and an increase in BOLI income of $337,000.  The increase in investment products income during the first quarter of 2008 was primarily attributable to the internalization of the Company’s investment products sales force, which previously operated under an agreement with the independent third-party broker-dealer. The increase in gain on commercial derivative products was the result of an increase in transaction volume and the increase in BOLI income was the result of a higher yield resulting from the BOLI restructuring combined with the purchase of $5.9 million of additional BOLI investments in the fourth quarter 2007.  In addition, services charges on deposit accounts increased $264,000 and the Company realized a $207,000 gain on the mandatory redemption of its Visa Class B common shares.  These increases were offset by a reduction in net gain on sale of branches of $1.4 million as there were no branch sales conducted in the first quarter of 2008.

Non-Interest Expense. Non-interest expense increased $394,000, or 1.7%, for the three months ended March 31, 2008 as compared to the same period in 2007.  Non-interest expense, excluding severance and other related charges of $2.3 million incurred in the first quarter 2007, increased $2.7 million, or 12.8%.  While the current employee count has remained essentially flat over the last 12 months, salaries and benefits increased $1.8 million over the same period in 2007. The increase in salaries and benefits includes an increase in salaries of $908,000, an increase in sales commissions of $601,000, an increase in stock compensation expense of $178,000 and an increase in employer payroll taxes of $109,000.  Salaries and benefits for the first quarter 2008 include a one-time executive sign-on incentive of $250,000 relating to the recent hiring of the Company’s new president and CEO.  The increase in sales commissions during the first quarter 2008 was primarily attributable to the internalization of the Company’s investment products sales force, which previously operated under an agreement with the independent third-party broker-dealer.  In addition, non-interest expense increased as a result of an increase in insurance with the Federal Deposit Insurance Corporation (“FDIC”) of $396,000 and an increase in advertising expense of $213,000 resulting from of a recent sales campaign aimed at increasing new account relationships.

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

The major source of the Company's funding is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, as well as maturities or calls of investment securities, while additional funds can be obtained from a variety of sources including brokered deposits, federal funds purchased, FHLB advances, securities sold under agreements to repurchase, loan sales or participations, and other secured and unsecured borrowings. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and highly competitive local deposit pricing, the Company anticipates that these other funding sources may be more cost efficient.

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

In July 2007, the Board of Directors of the Company authorized the initiation of a stock repurchase plan covering up to 5%, or approximately 1,000,000 shares, of the Company’s outstanding common stock.  During 2007, the Company repurchased 1,010,523 shares of outstanding common stock thus completing in late December the initial repurchase plan.  The Board subsequently authorized a new stock repurchase plan covering up to approximately 5%, or 1,100,000 additional shares, of common stock to be repurchased in the open market or in privately negotiated transactions.  As of March 31, 2008, the Company had repurchased 61,400 shares under the new plan.

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

As part of its capital plan, the Company, through its deconsolidated trust subsidiaries, issued capital securities that qualify as Tier 1 or core capital of the Company. These securities are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2008, the Company’s $90.0 million in capital securities qualify as Tier 1.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at March 31, 2007 was $59.4 million, and the portion of the exposure not covered by collateral was approximately $1.2 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition consistent with Statement of Position  (“SOP”) No. 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. As of the balance sheet date the Company records estimated losses inherent with unfunded loan commitments in accordance with SFAS No. 5, Accounting for Contingencies, and estimated future obligations under letters of credit in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements.  The reserve for unfunded loan commitments and letters of credit as of March 31, 2008 and December 31, 2007 was $360,000. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

On February 6, 2007, the Board of Directors of the Company terminated the employment of the Company’s President and Chief Executive Officer. The severance agreement provided for an aggregate cash payment of $1.7 million. The total amount charged to earnings during the first quarter 2007 was $1.8 million which included severance and other related charges. As of December 31, 2007, $54,000 of the $1.7 million remained outstanding. This remaining balance was paid in–full in January 2008.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact, if any, on the Company’s financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the provisions of SFAS No. 160 to have a material on its financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values. SFAS No. 141(R) requires the acquirer to recognize acquisition related costs and restructuring costs separately from the business combination as period expense. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will impact the accounting and reporting for acquisitions after December 31, 2008.

In November 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and expresses the current view of the staff that, consistent with guidance in SFAS No. 156, Accounting for Servicing of Financial Assets and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, the expected net future cash flows related to the associated servicing of a loan, including the servicing rights sold to a third party, should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Company adopted SAB No. 109 on January 1, 2008, as applicable, and will be applied to loan commitments issued or modified on mortgage loans to be held for sale. The adoption of SAB No. 109 did not have a material impact to the Company’s financial condition or results of operation.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008.  SFAS No. 159 did not have an impact on the Company’s financial condition or results of operations as the Company did not elect to fair value any of its financial assets and financial liabilities that are not currently required to be measured at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008 for assets and liabilities that are not excluded from FSP No. 157-2 and it did not have a material impact on the Company’s financial condition or results of operations.  See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on SFAS No. 157.

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

Gap Analysis. Banks are concerned with the extent to which they are able to match maturities or repricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring the bank’s interest rate sensitivity gap. Gap analysis measures the volume of interest-earning assets that will mature or reprice within a specific time period, compared to the interest-bearing liabilities maturing or repricing within that same time period.  On a monthly basis the Company and the Bank monitor their gap, primarily cumulative through both six months and one year maturities

At March 31, 2008, the Company’s gap analysis showed an asset sensitive position with total interest-bearing assets maturing or repricing within one year exceeding interest-earning liabilities maturing or repricing during the same time period by $114.2 million, representing a positive one-year gap ratio of 3.4%. All amounts are categorized by their actual maturity, anticipated call or repricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

Net Interest Income Simulation. Due to the inherent limitations of gap analysis, the Company also uses simulation models to measure the impact of changing interest rates on its operations. The simulation model attempts to capture the cash flow and repricing characteristics of the current assets and liabilities on the Company’s balance sheet. Assumptions regarding such things as prepayments, rate change behaviors, level and composition of new balance sheet activity and new product lines are incorporated into the simulation model. Net interest income is simulated over a twelve month horizon under a variety of linear yield curve shifts, subject to certain limits agreed to by ALCO. The Company uses a base interest rate scenario provided by a third-party econometric modeling service.

The current exposure to changes in interest rates is largely influenced by deposit competition and the Company’s current expectation that the timing of deposit rate adjustments may be slightly different than the changes in market rates and the assets to which they are indexed.  The Company’s simulation also incorporates assumptions that in a significant rate decline, certain short term rates may reach a theoretical floor, whereas most longer rates may see continued rate reductions.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity.

Table 5 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of March 31, 2008:

Table 5: Sensitivity Profile

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	0.7%
+100	0.3%
-100	-1.8%
-200	-3.3%

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

Fair Value Hedges - Interest Rate Swaps. The Company has entered into interest rate swap arrangements to exchange the payments on fixed-rate commercial loan receivables for variable-rate payments based on the one-month LIBOR. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the fixed-rate loan agreements. The arrangements have been designated as fair value hedges. The swaps are carried at their fair value and the carrying amount of the commercial loans includes the change in their fair values since the inception of the hedge. Because the hedging arrangement is considered highly effective, changes in the interest rate swaps’ fair values exactly offset the corresponding changes in the fair value of the commercial loans and, as a result, the changes in fair value do not result in an impact on net income.

Information pertaining to outstanding interest rate swap agreements was as follows:

Table 6: Summary of Interest Rate Swap Agreements

	March 31,	December 31,
	2008	2007
Notional amount	$48,976	$49,472
Weighted average pay rate	6.80%	6.79%
Weighted average receive rate	5.11%	7.21%
Weighted average maturity in years	5.8	6.0
Unrealized gain relating to interest rate swaps	$(3,535)	$(1,526)

Customer Derivatives. The Company entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. At March 31, 2008 and December 31, 2007, the notional amount of such arrangements was $850.1 million and $767.6 million, respectively. As the interest rate swaps with the clients and third-parties are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no earnings impact. The Company earned $639,000 and $234,000 from facilitating customer derivative transactions during the three months ended March 31, 2008 and 2007, respectively.

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

The Company is not engaged in any legal proceedings of a material nature at March 31, 2008. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 1A.	Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10K for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2008.

	Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	January 1-31, 2008	2,600	$12.70	2,600	1,097,400
	February 1-29, 2008	3,800	$12.75	3,800	1,093,600
	March 1-31, 2008	55,000	$12.69	55,000	1,038,600
	Total	61,400	$12.69	61,400	1,038,600

(1)  In December 2007, the Company announced a stock repurchase plan covering up to 5%, or approximately 1,100,000 shares.  The repurchases are to be made from time to time in the open market, subject to the availability of shares, over approximately an 18-month period.

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

Sun Bancorp, Inc.
(Registrant)

Date: May 12, 2008	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer

Date: May 12, 2008	/s/ Dan A. Chila
Dan A. Chila
Executive Vice President and
Chief Financial Officer