Form 10-Q
period 2008-06-30
SUN BANCORP INC /NJ/
filed 2008-08-11
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0 - 20957

SUN BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	52-1382541
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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
Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer [ ] Accelerated filer [x]  Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).
Yes [  ] No [x]

Common Stock, $1.00 Par Value – 22,374,173 Shares Outstanding at August 7, 2008

SUN BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$87,038	$81,479
Interest-earning bank balances	1,557	2,380
Federal funds sold	247	2,654
Cash and cash equivalents	88,842	86,513
Investment securities available for sale (amortized cost of $395,515 and $427,378 at June 30, 2008 and December 31, 2007, respectively)	384,944	425,805
Investment securities held to maturity (estimated fair value of $16,036 and $18,755 at June 30, 2008 and December 31, 2007, respectively)	16,209	18,965
Loans receivable (net of allowance for loan losses of $31,490 and $27,002 at June 30, 2008 and December 31, 2007, respectively)	2,605,864	2,482,917
Restricted equity investments	17,934	16,869
Bank properties and equipment, net	48,385	48,118
Real estate owned	1,714	1,449
Accrued interest receivable	12,379	15,018
Goodwill	127,894	127,894
Intangible assets, net	21,124	23,479
Deferred taxes, net	8,282	3,169
Bank owned life insurance (BOLI)	74,065	72,487
Other assets	17,332	15,709
Total assets	$3,424,968	$3,338,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,782,180	$2,699,091
Federal funds purchased	29,500	30,000
Securities sold under agreements to repurchase – customers	36,149	40,472
Advances from the Federal Home Loan Bank (FHLB)	38,877	63,483
Securities sold under agreements to repurchase – FHLB	55,000	15,000
Obligation under capital lease	5,224	5,258
Junior subordinated debentures	92,786	97,941
Other liabilities	24,984	24,970
Total liabilities	3,064,700	2,976,215

Commitments and contingencies (see Note 13)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $1 par value, 50,000,000 shares authorized; 23,871,334 shares issued and 22,495,011 shares outstanding at June 30, 2008; 22,722,655 shares issued and 21,712,132 shares outstanding at December 31, 2007	23,871	22,723
Additional paid-in capital	349,558	336,668
Retained earnings	14,198	20,338
Accumulated other comprehensive loss	(6,854)	(1,027)
Treasury stock at cost, 1,376,323 shares and 1,010,523 shares at June 30, 2008 and December 31, 2007, respectively	(20,505)	(16,525)
Total shareholders’ equity	360,268	362,177
Total liabilities and shareholders’ equity	$3,424,968	$3,338,392

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$37,890	$43,403	$78,285	$86,514
Interest on taxable investment securities	3,807	4,500	7,990	9,034
Interest on non-taxable investment securities	843	733	1,604	1,391
Dividends on restricted equity investments	277	281	546	547
Interest on federal funds sold	66	741	97	1,263
Total interest income	42,883	49,658	88,522	98,749
INTEREST EXPENSE
Interest on deposits	15,957	22,077	34,270	42,911
Interest on funds borrowed	1,008	1,558	2,127	3,329
Interest on junior subordinated debentures	1,354	2,473	2,898	4,626
Total interest expense	18,319	26,108	39,295	50,866
Net interest income	24,564	23,550	49,227	47,883
PROVISION FOR LOAN LOSSES	6,527	950	8,660	1,700
Net Interest income after provision for loan losses	18,037	22,600	40,567	46,183
NON-INTEREST INCOME
Service charges on deposit accounts	3,561	3,552	6,954	6,681
Other service charges	75	75	153	147
Net gain on sale of branches	-	-	-	1,443
Net gain on sale of bank property & equipment	-	12	-	12
Gain on sale of loans	411	447	835	955
Gain on derivative instruments	1,037	525	1,676	759
Investment products income	848	287	1,625	480
BOLI income	772	484	1,578	953
Other	1,098	923	2,356	1,892
Total non-interest income	7,802	6,305	15,177	13,322
NON-INTEREST EXPENSE
Salaries and employee benefits	12,283	11,023	24,703	23,612
Occupancy expense	2,810	2,717	5,852	5,729
Equipment expense	1,666	1,829	3,290	3,780
Amortization of intangible assets	1,178	1,178	2,355	2,360
Data processing expense	1,065	1,100	2,185	2,108
Professional fees	483	566	1,048	1,377
Insurance expense	728	522	1,397	780
Advertising expense	484	509	1,183	982
Real estate owned expense, net	(534)	10	(525)	16
Other	2,750	2,564	5,390	4,845
Total non-interest expense	22,913	22,018	46,878	45,589
INCOME BEFORE INCOME TAXES	2,926	6,887	8,866	13,916
INCOME TAXES	597	1,975	2,354	4,319
NET INCOME	$2,329	4,912	$6,512	$9,597

Basic earnings per share (1)	$0.10	$0.22	$0.29	$0.42
Diluted earnings per share (1)	$0.10	$0.21	$0.28	$0.40
Weighted average shares – basic (1)	22,696,171	22,825,285	22,741,211	22,725,834
Weighted average shares – diluted (1)	23,210,790	23,804,307	23,315,339	23,749,751
(1) Share data is adjusted for a 5% stock dividend declared in April 2008.
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
BALANCE, JANUARY 1, 2007	$20,508	$304,857	$20,794	$(3,932)	$-	$342,227
Comprehensive income:
Net income	-	-	9,597	-	-	9,597
Unrealized losses on available for sale securities net of reclassification adjustment, net of tax (see Note 1)	-	-	-	(545)	-	(545)
Comprehensive income						9,052
Exercise of stock options	370	2,146	-	-	-	2,516
Excess tax benefit related to stock options	-	1,159	-	-	-	1,159
Issuance of common stock	32	555	-	-	-	587
Stock-based compensation	1	234	-	-	-	235
Stock dividend	1,032	18,758	(19,790)	-	-	-
Cash paid for fractional interests resulting from stock dividend	-	-	(18)	-	-	(18)
BALANCE, JUNE 30, 2007	$21,943	$327,709	$10,583	$(4,477)	$-	$355,758

BALANCE, JANUARY 1, 2008	$22,723	$336,668	$20,338	$(1,027)	$(16,525)	$362,177
Comprehensive income:
Net income	-	-	6,512	-	-	6,512
Unrealized losses on available for sale securities net of reclassification adjustment, net of tax (see Note 1)	-	-	-	(5,827)	-	(5,827)
Comprehensive income						685
Exercise of stock options	5	40	-	-	-	45
Excess tax benefit related to stock options	-	15	-	-	-	15
Issuance of common stock	51	529	-	-	-	580
Stock-based compensation	9	749	-	-	-	758
Stock dividend	1,083	11,557	(12,640)	-	-	-
Cash paid for fractional interests resulting from stock dividend	-	-	(12)	-	-	(12)
Treasury shares purchased	-	-	-	-	(3,980)	(3,980)
BALANCE, JUNE 30, 2008	$23,871	$349,558	$14,198	$(6,854)	$(20,505)	$360,268

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$6,512	$9,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,660	1,700
Depreciation, amortization and accretion	4,570	4,429
Write-down of book value of fixed assets	18	-
Gain on sale of branches and equipment	-	(1,455)
Gain on sale of real estate owned	(577)	-
Gain on sale of loans	(835)	(955)
Increase in cash value of BOLI	(1,578)	(952)
Deferred income taxes	(1,942)	366
Stock-based compensation	673	235
Shares contributed to employee benefit plans	291	287
Proceeds from sale of loans	42,765	43,007
Originations of loans held for sale	(41,339)	(44,737)
Excess tax benefit related to stock options	(15)	(1,340)
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	2,639	(774)
Other assets	352	(679)
Other liabilities	(333)	1,473
Net cash provided by operating activities	19,861	10,202
INVESTING ACTIVITIES
Purchases of investment securities available for sale	(172,252)	(177,230)
Purchase of restricted equity securities	(1,065)	1,480
Redemption of investment in capital securities	155	-
Proceeds from maturities, prepayments or calls of investment securities available for sale	204,864	175,960
Proceeds from maturities, prepayments or calls of investment securities held to maturity	2,745	3,104
Net increase in loans	(133,974)	(99,942)
Purchase of bank properties and equipment	(3,257)	(4,200)
Proceeds from the sale of real estate owned	652	-
Purchase of bank owned life insurance	-	(6,800)
Net cash from sales of branches	-	(19,044)
Net cash used in investing activities	(102,132)	(126,672)
FINANCING ACTIVITIES
Net increase in deposits	83,089	98,031
Purchase price adjustment to goodwill resulting from stock options exercised	-	(181)
Net advances (repayments) under lines of credit and repurchase agreements	10,537	(44,690)
Excess tax benefit from stock-based compensation	15	1,340
Proceeds from exercise of stock options	45	2,516
Proceeds from issuance of subordinated debt	-	10,310
Redemption of junior subordinated debentures	(5,155)	(20,619)
Proceeds from issuance of common stock	61	48
Treasury stock purchased	(3,980)	-
Cash paid for fractional interests resulting from stock dividend	(12)	(18)
Net cash provided by financing activities	84,600	46,737
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,329	(69,733)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,513	170,100
CASH AND CASH EQUIVALENTS, END OF PERIOD	$88,842	$100,367
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$40,600	$50,020
Income taxes paid	$2,886	$4,139
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Commitments to purchase investment securities	$658	$9,000
Transfer of loans or bank property to real estate owned	$2,467	$565
Write-off of trust preferred issuance costs	$-	$541
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables, except per share amounts, are in thousands)

(1) Summary of Significant Accounting Policies

Basis of Financial Statement Presentation. The accompanying Unaudited Condensed Consolidated Financial Statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the accompanying notes thereto included in Sun Bancorp, Inc’s. (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2007. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, goodwill, intangible assets, income taxes, stock-based compensation and derivative financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock Dividend. On April 29, 2008, the Company’s Board of Directors declared a 5% stock dividend which was paid on May 23, 2008 to shareholders of record on May 13, 2008. Accordingly, share data has been adjusted for all periods presented.

Loans Held for Sale. Included in loans receivable is approximately $3.3 million and $3.9 million of loans held for sale at June 30, 2008 and December 31, 2007, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis.

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company assesses its implied fair value of its goodwill through the consideration of its quoted market valuation, market earnings multiples of peer companies, market earnings multiples of peer companies adjusted to include a control premium (i.e., its acquisition value relative to its peers) and a discounted economic value which is based on internal forecasts and recent financial statements.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company uses FinPro, Inc., a third-party appraiser, to assist in identifying impairment. The Company believes that its goodwill was not impaired at June 30, 2008 and December 31, 2007.  While significant judgment is necessary in evaluating goodwill impairment, events and circumstances may change, including a further spread between the Company’s market capitalization and its book value, which may result in impairment of goodwill in the future.

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

Disclosure of Reclassification Amounts, Net of Tax

	For the Six Months Ended June 30,
	2008			2007
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding loss on securities available for sale during the period	$(8,926)	$3,146	$(5,780)	$(834)	$288	$(546)
Less: Reclassification adjustment for net (gain) loss included in net income(1)	(72)	25	(47)	2	(1)	1
Net unrealized loss on securities available for sale	$(8,998)	$3,171	$(5,827)	$(832)	$287	$(545)

(1) Amount includes net gain on securities called prior to maturity which is included in other non-interest income in the Unaudited Condensed Consolidated Statements of Income.

Recent Accounting Principles. In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective sixty days following the Securities & Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 will have an impact on its financial condition or results of operations as it is not expected to change its current practice.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008 for assets and liabilities that are not excluded from FSP No. 157-2 and it did not have a material impact on the Company’s financial condition or results of operations.  See Note 14 for additional information on SFAS No. 157. The Company is continuing to evaluate the impact of FSP No. 157-2 but does not expect that it will have a material impact on the Company’s financial condition or results of operation.

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

A summary of option activity under the Stock Plans as of June 30, 2008 and changes during the six-month period is presented below:

Summary of Stock Option Activity
	Number of Options	Weighted Average Exercise Price Per Share	Number of Options Exercisable
January 1, 2008	2,332,013	$10.05	1,993,344
Granted	341,319	$12.24
Exercised	(5,250)	$8.49
Forfeited	(5,407)	$16.48
Expired	(1,390)	$18.36
June 30, 2008	2,661,285	$10.31	2,056,220

The weighted average remaining contractual term was approximately 4.4 years for options outstanding and 3.0 years for options exercisable as of June 30, 2008.

The total intrinsic value (the excess of the market price over the exercise price) for options exercised during the six months ended June 30, 2008 was $28,000. At June 30, 2008, the aggregate intrinsic value was $3.0 million for both options outstanding and options exercisable.

The amount of cash received from the exercise of options for the six month period ended June 30, 2008 was $45,000. The total tax benefit recognized for the six months ended June 30, 2008 was approximately $15,000.

During the six months ended June 30, 2008 and 2007, the Company granted 341,319 options and 217,160 options, respectively. The fair value of the options granted is estimated on the date of grant using the Black-Scholes option valuation model which uses the assumptions noted in the following table. The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the option is estimated using the historical exercise behavior of employees at a particular level of management who were granted options with a ten-year term. Options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected volatility is based on the historical volatility for a period dating back to January 1, 2002 through the date of grant. Utilizing a period greater than this is not representative of the Company’s view of its current stock volatility.

Significant weighted average assumptions used to calculate the fair value of the options for the six months ended June 30, 2008 and 2007 are as follows:

Weighted Average Assumptions Used in Black-Scholes Option Pricing Model
	For the Six Months Ended June 30,
	2008	2007
Weighted average fair value of options granted	$3.61	$3.90
Weighted average risk-free rate of return	3.34%	4.50%
Weighted average expected option life in months	80	58
Weighted average expected volatility	30%	27%
Expected dividends (1)	$-	$-
(1) To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested restricted stock awards at June 30, 2008 is presented in the following table:

Summary of Nonvested Stock Award Activity
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards outstanding, January 1, 2008	50,723	$16.47
Issued	64,633	12.65
Vested	(10,303)	16.00
Nonvested stock awards outstanding, June 30, 2008	105,053	$14.16

During the six months ended June 30, 2008 and 2007, the Company issued 64,633 shares and 9,966 shares, respectively, of restricted stock valued at $817,000 and $167,000, respectively, at the time of grant. The value of these shares is based upon the closing price of the common stock on the date of grant. There were 490 shares issued during 2008 which will vest monthly over the following one-year service period.  There were 40,044 shares issued which will vest over a 5-year period with 25% vesting after the first two years and the remaining shares vesting 25% over each of the following three years.  In addition, there were 24,099 shares issued which will cliff vest after 4 years. Compensation expense will be recognized on a straight-line basis over the service period for all of the shares issued during 2008. The compensation expense recognized for the three and six months ended June 30, 2008 was $157,000 and $319,000, respectively as compared to $24,000 and $27,000 respectively, for the three and six months ended June 30, 2007.

As of June 30, 2008, there was $2.0 million and $1.3 million of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted under the Stock Plans. The cost of the options and stock awards is expected to be recognized over a weighted average period of 3.3 years and 3.7 years, respectively.

(3) Branch Sales and Consolidations

On July 28, 2008, the Company entered into an agreement to sell its six-branch Delaware retail network to Wilmington Savings Fund Society, FSB (“WSFS”), Under the terms of the agreement, WSFS will purchase all the retail deposits and fixed assets of Sun National Bank’s entire Delaware branch network, all of which is located in New Castle County, totaling approximately $110 million of deposits. No loans are being sold in connection with this transaction.  All of these branch offices, except one, are currently leased by the Bank. The transaction is expected to close during the fourth quarter of 2008, subject to regulatory approvals and other customary conditions. The deal is valued at approximately $13.2 million, based on a 12% deposit premium.

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

(4) Investment Securities

The amortized cost of investment securities and the approximate fair value were as follows:

Summary of Investment Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2008
Available for sale:
U.S. Treasury obligations	$4,998	$38	$-	$5,036
U.S. Government agencies and mortgage-backed securities	269,170	1,146	(3,939)	266,377
State and municipal obligations	81,435	299	(857)	80,877
Other	39,912	-	(7,258)	32,654
Total available for sale	395,515	1,483	(12,054)	384,944

Held to maturity:
Mortgage-backed securities	16,209	-	(173)	16,036
Total held to maturity	16,209	-	(173)	16,036
Total investment securities	$411,724	$1,483	$(12,227)	$400,980

December 31, 2007
Available for sale:
U.S. Treasury obligations	$14,975	$77	$-	$15,052
U.S. Government agencies and mortgage-backed securities	298,686	836	(1,630)	297,892
State and municipal obligations	72,798	364	(440)	72,722
Other	40,919	-	(780)	40,139
Total available for sale	427,378	1,277	(2,850)	425,805

Held to maturity:
Mortgage-backed securities	18,965	-	(210)	18,755
Total held to maturity	18,965	-	(210)	18,755
Total investment securities	$446,343	$1,277	$(3,060)	$444,560

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2008 and December 31, 2007:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2008
U.S. Government agencies and mortgage-backed securities	$118,003	$(3,663)	$19,918	$(449)	$137,921	$(4,112)
State and municipal obligations	42,190	(745)	2,516	(112)	44,706	(857)
Other	30,552	(7,258)	-	-	30,552	(7,258)
Total	$190,745	$(11,666)	$22,434	$(561)	$213,179	$(12,227)

December 31, 2007
U.S. Government agencies and mortgage-backed securities	$28,553	$(117)	$162,073	$(1,723)	$190,626	$(1,840)
State and municipal obligations	26,366	(289)	10,650	(151)	37,016	(440)
Other	17,001	(780)	-	-	17,001	(780)
Total	$71,920	$(1,186)	$172,723	$(1,874)	$244,643	$(3,060)

At June 30, 2008, the gross unrealized loss in the category 12 months or longer of $561,000 consisted of 17 securities having an aggregate unrealized loss of 2.4% of the amortized cost.  Of those securities, 11 were mortgage-backed securities issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency.  The remaining 6 are municipal securities, 3 of which are escrowed to maturity in U.S. Treasury securities and the remaining 3 are rated investment grade by at least one bond credit rating service.

At June 30, 2008, securities in a gross unrealized loss position for less than 12 months consisted of 151 securities having an aggregate unrealized loss of 5.8% of the amortized cost basis.  Of those securities, 42 were mortgage-backed securities representing $103.0 million that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency, 4 securities representing $15.0 million issued by non-agency issuers, 100 municipal securities representing $42.2 million, and 5 other securities representing $30.6 million of investment grade trust preferred debt securities. The 4 non-agency securities are all “AAA” rated by at least two nationally recognized rating agencies.  Of the municipal securities, 98 carry an investment grade rating by at least one of the recognized rating agencies and 2 of the securities were non-rated. Of the investment grade municipal securities, 36 representing $17.8 million maintain a “AAA” rating from at least one rating agency. The other securities category includes five trust preferred securities. The holdings are comprised of two single issuer securities totaling $17.2 million and three pooled issues of bank only trust preferred debt totaling $13.3 million.  The trust preferred pooled securities are comprised of one “BBB” rated issue with a book value of $2.0 million, one “A” rated issue with a book value of $7.0 million and one “Aaa” rated issue with a book value of $8.7 million. The “BBB” security has shown signs of deterioration in collateral subordination levels, however, current analysis does not result in an indication that the security will not perform in accordance with its terms. There was also a single deferral in the underlying collateral pool of the “Aaa” and “A” rated issues; however, it had no impact on the credit of the securities. The two single issuer securities are not rated, however, current analysis indicates that both obligors are of high quality with one issuer having other investment grade debt outstanding, and such securities are currently not in default or deferral and the Company expects the issuers to continue to perform according to terms of the contracts.

Management believes that overall unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues and trust preferred securities have been negatively impacted over the last six-month period as credit spreads widened dramatically. The Company believes recovery of fair value is expected as credit spreads return to more normal levels, as the securities approach their maturity date or as valuations for such securities improve as market yields change. Management considers the length of time and the extent to which fair value is less than cost, the creditworthiness and near-term prospects of the issuer, among other things, in determining the nature of the decline in market value of the securities. As the Company has the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for a recovery of amortized cost, which may be maturity, no decline is deemed to be other than temporary.

(5) Loans

The components of loans as of June 30, 2008 and December 31, 2007 were as follows:

Loan Components
	June 30, 2008	December 31, 2007
Commercial and industrial	$2,146,163	$2,024,728
Home equity	264,354	264,965
Second mortgages	83,720	81,063
Residential real estate	56,334	49,750
Other	86,783	89,413
Total gross loans	2,637,354	2,509,919
Allowance for loan losses	(31,490)	(27,002)
Net loans receivable	$2,605,864	$2,482,917

Non-accrual loans	$31,323	$26,853

The Company’s commercial and industrial loan portfolio represents 81.4% of total loans outstanding.  Commercial and industrial loans increased $121.4 million, or 6.0%, from December 31, 2007 to $2.15 billion at June 30, 2008.  Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation. As of June 30, 2008, the Company’s commercial real estate portfolio was $1.47 billion of which $754.2 million, or 51.4%, were classified as owner occupied and $714.1 million, or 48.6%, were classified as non-owner occupied.

Residential construction loans were $70.4 million, or 3.3% of commercial and industrial loans outstanding, at June 30, 2008.  This portfolio currently consists of 98 loans to 66 different builders as compared to 90 loans at December 31, 2007.  The Company continues to adhere to strict underwriting standards in this area of lending.

(6) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses
	For the Six Months Ended June 30,		For the Year Ended December 31,
	2008	2007	2007
Balance, beginning of year	$27,002	$25,658	$25,658
Charge-offs	(4,722)	(1,518)	(7,718)
Recoveries	550	239	659
Net charge-offs	(4,172)	(1,279)	(7,059)
Provision for loan losses	8,660	1,700	8,403
Balance, end of year	$31,490	$26,079	$27,002

The allowance for loan losses was $31.5 million and $27.0 million at June 30, 2008 and December 31, 2007, respectively.  Net charge-offs for the six months ended June 30, 2008 of $4.2 million primarily include a $1.2 million charge-off on a participation interest in a residential development loan, $804,000 in additional write-downs of commercial loans that the Company had previously identified as troubled at the end of 2007 and $690,000 in two home equity loans which were junior positions behind substantial first mortgages on properties with diminished equity.  In addition, the provision for loan losses during the six months ended June 30, 2008 reflects the Company’s continuous monitoring of its loan portfolio for changes in credit quality, including approximately $2 million for an additional provision on a performing commercial loan which was downgraded.

Softening residential real estate values has given rise to increased monitoring of the Company’s home equity and second mortgage portfolios. These loans increased $23.7 million, or 7.3%, over the same period in 2007 to $348.1 million at June 30, 2008, representing 13.2% of total loans outstanding. While usage of these facilities has remained constant, at approximately 50% over the past year, the level of delinquency in the home equity portfolio has increased approximately 33 basis points to 0.93%.

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

Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

Components of Impaired Loans
	June 30, 2008	December 31, 2007
Impaired loans with specific allowance for loan losses calculated under SFAS No. 114	$5,021	$17,759
Impaired loans with no specific allowance for loan losses calculated under SFAS No. 114	21,005	6,217
Total impaired loans	$26,026	$23,976

Valuation allowance related to impaired loans	$1,402	$2,027

Analysis of Impaired Loans
	For the Six Months Ended June 30,
	2008	2007
Average impaired loans	$24,322	$12,773
Interest income recognized on impaired loans	$45	$138
Cash basis interest income recognized on impaired loans	$45	$7

(7) Real Estate Owned

Real estate owned at June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007
Commercial properties	$139	$300
Residential properties	600	865
Bank properties	975	284
Total	$1,714	$1,449

During the six months ended June 30, 2008, the Company added three properties to the real estate owned portfolio, including a branch property at its cost of $691,000 as a result of the Company’s ongoing branch optimization strategy and two commercial properties acquired through foreclosure at a total cost of $1.8 million. In addition, during the first half of 2008, the Company sold four properties, including two residential properties and the one commercial property included in the portfolio at December 31, 2007 as well as one of the commercial properties acquired through foreclosure, and recognized a net gain of $577,000 on the sale of these properties which is included in non-interest expense in the Consolidated Statement of Income.

(8) Derivative Financial Instruments.

The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of June 30, 2008, all derivative financial instruments have been entered into to hedge the interest rate risk associated with the Company’s commercial lending activity. In general, the derivative transactions fall into one of two types: a Bank hedge of a specific fixed-rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Company hedges a specific fixed-rate loan, the derivative is executed for periods and terms that match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third-party.

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

Information pertaining to outstanding interest rate swap agreements was as follows:

Summary of Interest Rate Swap Agreements
	June 30, 2008	December 31, 2007
Notional amount	$48,471	$49,472
Weighted average pay rate	6.80%	6.79%
Weighted average receive rate	4.45%	7.21%
Weighted average maturity in years	5.6	6.0
Unrealized gain relating to interest rate swaps	$(1,492)	$(1,526)

Customer Derivatives. The Company entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. At June 30, 2008 and December 31, 2007, the notional amount of such arrangements was $1.1 billion and $767.6 million, respectively. As the interest rate swaps with the clients and third-parties are not designated as hedges under SFAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no earnings impact. The Company earned $1.0 million and $1.7 million from facilitating customer derivative transactions during the three and six months ended June 30, 2008, respectively, as compared to $525,000 and $759,000 for the same periods in 2007.

(9) Deposits

Deposits consist of the following major classifications:

Summary of Deposits
	June 30, 2008	December 31, 2007
Demand deposits - interest bearing	$820,064	$754,733
Demand deposits - non-interest bearing	482,440	438,052
Savings deposits	402,017	456,241
Time certificates under $100,000	705,766	674,671
Time certificates $100,000 or more	371,893	375,394
Total	$2,782,180	$2,699,091

10) Junior Subordinated Debentures Held by Trusts that Issued Capital Debt

The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Trust as of June 30, 2008:

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

Junior subordinated debentures were $92.8 million and $97.9 million at June 30, 2008 and December 31, 2007, respectively.  In January 2008, the Company called the $5.0 million of outstanding capital securities of CBNJ Trust I at par contemporaneously with the redemption of the CBNJ Trust I debentures and there was no impact to the Company’s Unaudited Condensed Consolidated Statement of Income.

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

Sun Statutory Trust VII has a fixed-rate of 6.24% for a period of five years from the date of issuance and beginning in year six a variable-rate of three-month LIBOR plus 1.35%.  Sun Capital Trust VII has a fixed-rate of 6.428% for a period of five years from the date of issuance and beginning in year six a variable-rate of three-month LIBOR plus 1.53%. The capital securities as of June 30, 2008 do not contain interest rate caps.

(11) Stock Repurchase Plan

In the second quarter of 2007, the Board of Directors of the Company authorized the initiation of a stock repurchase plan covering up to 5%, or approximately 1,000,000 shares, of the Company’s outstanding common stock. During 2007, market conditions enabled the Company to repurchase 1,010,523 shares of outstanding common stock, thus completing in late December, the plan to buyback shares.

During the fourth quarter of 2007, the Board authorized a new stock repurchase plan covering up to approximately 5%, or approximately 1,100,000 additional shares, of common stock to be repurchased in the open market or in privately negotiated transactions.  At June 30, 2008, and December 31, 2007, the Company held 1,376,323 and 1,010,523 treasury shares, respectively.  The cost of these treasury shares at June 30, 2008 and December 31, 2007 was $20.5 million and $16.5 million, respectively.

(12) Earnings Per Share

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

Earnings Per Share Calculation
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$2,329	$4,912	$6,512	$9,597

Average common shares outstanding	22,696,171	22,825,286	22,741,211	22.725,834
Net effect of dilutive common stock equivalents	514,619	979,021	574,128	1,023,917
Adjusted average shares outstanding - dilutive	23,210,790	23,804,307	23,315,339	23,749,750

Basic earnings per share	$0.10	$0.22	$0.29	$0.42
Diluted earnings per share	$0.10	$0.21	$0.28	$0.40

Dilutive common stock equivalents	1,832,868	2,981,151	1,923,575	3,208,809
Average exercise price	$8.48	$8.91	$8.56	$9.20
Average market price	$11.01	$16.86	$11.82	$17.22

There were 930,673 weighted average common stock equivalents and 377,547 weighted average common stock equivalents outstanding during the three months ended June 30, 2008 and 2007, respectively, and 793,208 weighted average common stock equivalents and 141,149 weighted average common stock equivalents outstanding during the six months ended June 30, 2008 and 2007, respectively, which were not included in the computation of diluted EPS as a result of the stock options’ exercise prices or stock awards value at issuance being greater than the average market price of the common shares for the respective periods.

(13) Commitments and Contingent Liabilities

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

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition consistent with Statement of Position  (“SOP”) No. 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. As of the balance sheet date the Company records estimated losses inherent with unfunded loan commitments in accordance with SFAS No. 5, Accounting for Contingencies, and estimated future obligations under letters of credit in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements.  The reserve for unfunded loan commitments and letters of credit as of June 30, 2008 and December 31, 2007 was $437,000 and $360,000, respectively.

(14) Fair Value Measurement

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

SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.

Those assets which will continue to be measured at fair value on a recurring basis are as follows:

	June 30,	Category Used for Fair Value Measurement
	2008	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury obligations	$5,036	$5,036	$-	$-
U.S. Government agencies and mortgage-backed securities	266,377	-	266,377	-
State and municipal obligations	80,877	-	80,877	-
Other	32,654	-	32,654	-
Hedged commercial loans (1)	49,962	-	49,962	-
Interest rate swaps	22,788	-	22,788	-
Liabilities:
Fair value interest rate swaps	1,492	-	1,492	-
Interest rate swaps	22,788	-	22,788	-

(1) Includes positive market value adjustment of $1.5 million which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with SFAS No. 133.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures loans held for sale, impaired loans, Small Business Administration ("SBA") servicing assets, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis.  At June 30, 2008, these assets were valued in accordance with GAAP and, except for those specific impaired loans included in the following table, did not require fair value disclosure under the provisions of SFAS No. 157.

	June 30,	Category Used for Fair Value Measurement			Total Gains (Losses) or Changes in Net Assets
	2008	Level 1	Level 2	Level 3
Assets
Impaired loans	$8,456	$-	$-	$8,456	$(1,647)

Under SFAS No. 114, collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $2.5 million during the six months ended June 30, 2008. The collateral underlying these loans had a fair value of $1.7 million, resulting in a specific reserve in the allowance for loan losses of $833,000.  No specific reserve was calculated for impaired loans with an aggregate carrying amount of $5.9 million as the underlying collateral was not below the carrying amount; however, these loans did include a charge-off of $1.5 million during the six months ended June 30, 2008.

(15) Income Taxes

The Company accounts for income taxes in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 was applied to all existing tax positions upon initial adoption. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Income Statement. The statute of limitations for the tax year ended December 31, 2003 expired during the third quarter of 2007. The Internal Revenue Service completed its audits of the Company’s 2004, 2005 and 2006 consolidated tax returns during the second quarter 2008 and as a result the Company recognized a refund of $916,000.  As of June 30, 2008, there were no audits in process by any tax jurisdiction.

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

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of the financial condition and results of operations are based on the Unaudited Condensed Consolidated Financial Statements, which are prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Management evaluates these estimates and assumptions on an ongoing basis, including those related to allowance for loan losses, goodwill, intangible assets, income taxes, stock-based compensation and derivative financial instruments. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
·	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to policy
·	Experience, ability and depth of management and staff
·	National and local economic and business conditions, including various market segments
·	Quality of the Company’s loan review system and degree of Board oversight
·	Concentrations of credit and changes in levels of such concentrations
·	Effect of external factors on the level of estimated credit losses in the current portfolio

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

Valuation of Goodwill. The Company assesses the impairment of goodwill at least annually, based on the fair value methodology as described in SFAS No. 142, Goodwill and Intangible Assets.  The Company assesses its implied fair value of its goodwill through the consideration of its quoted market valuation, market earnings multiples of peer companies, market earnings multiples of peer companies adjusted to include a control premium (i.e., its acquisition value relative to its peers) and a discounted economic value which is based on internal forecasts, recent financials and the projected outlook for the industry.  The Company will continue to monitor conditions, such as fluctuations in market values and overall credit quality trends for both the Company and its peers, which would trigger the need for more frequent review. If the Company determines that the carrying value of goodwill may not be recoverable, then the Company will assess impairment based on a projection of undiscounted future cash flows and measure the amount of impairment based on fair value. Write-downs of the amount of any impairment are to be charged to the results of operations in the period in which the impairment is determined

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment.  Under the fair value provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with SFAS No. 123(R), the amount of stock based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees, the compensation expense for non-employees is recognized on the grant date or when applicable, the service period using the straight-line method.  Determining the fair value of stock-based awards at grant date requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Unaudited Condensed Consolidated Financial Statements. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding stock-based compensation.

Market Overview

The market dislocations experienced in the financial market during 2007 have continued throughout 2008.  One of the primary sources for the difficulties in the market is the slump in the housing market throughout the country.  While New Jersey has not suffered wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the economy, including construction lending and lending to contractors.  The Company continues to focus on the credit quality of its customers – closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and doing the analysis required to maintain adequate reserves.

The Federal Reserve has lowered interest rates 325 basis points since September 2007.  The Company has managed to maintain a stable interest rate spread, quarter to quarter, while deposit pricing remains intensely competitive in our market place.  Capital strength and preservation has also become a priority while the Company has been judiciously repurchasing shares at attractive pricing, but not to the detriment of our well capitalized equity position.

The following discussion provides further details on the financial condition and results of operations of the Company at and for the periods ended June 30, 2008.

Financial Condition

Total assets were $3.42 billion at June 30, 2008 as compared to $3.34 billion at December 31, 2007. Total loans receivable before allowance for loan losses increased $127.4 million, or 5.1%, to $2.64 billion which was offset by an increase in the allowance for loan losses of $4.5 million, or 16.6%, to $31.5 million and a decrease in investment securities of $43.6 million, or 9.8%, to $401.2 million. In addition, total deposits increased $83.1 million, or 3.1%, to $2.78 billion and borrowings increased $10.5 million, or 6.8%, to $164.8 million.

Total loans receivable before allowance for loan losses at June 30, 2008 were $2.64 billion, an increase of $127.4 million from $2.51 billion at December 31, 2007. Organic loan growth for the first six months of 2008, adjusted for approximately $66.0 million in prepayments, was approximately 7.7%. Competition for loans across all products and markets continues to be intense during 2008. Despite the competitiveness of loan pricing and terms and conditions, the Company has not compromised its underwriting credit standards.

Total non-performing loans were $32.4 million at June 30, 2008, or 1.23% of total loans and real estate owned, compared to $28.2 million, or 1.12%, at December 31, 2007. Non-performing loans primarily increased as a result of an increase in non-accrual loans of $4.5 million, or 16.6%, offset by a decrease in loans past due 90 days and accruing of $301,000, or 22.4%, at June 30, 2008 as compared to December 31, 2007. Non-accrual loans increased primarily as a result of a $4.5 million participation interest in a residential development loan which was placed on non-accrual after being written down by $1.2 million.  The ratio of allowance for loan losses to total non-performing loans was 97.3% at June 30, 2008 compared to 95.8% at December 31, 2007. Non-performing assets were $34.1 million at June 30, 2008 compared to $29.6 million at December 31, 2007.

The allowance for loan losses at June 30, 2008 increased $4.5 million to $31.5 million from December 31, 2007.  Net charge-offs for the six months ended June 30, 2008 of $4.2 million primarily include a $1.2 million charge-off on a participation interest in a residential development loan, $804,000 in additional write-downs of commercial loans that the Company had previously identified as troubled at the end of 2007 and $690,000 in two home equity loans which were junior positions behind substantial first mortgages on properties with diminished equity.  In addition, the provision for loan losses during the six months ended June 30, 2008 reflects the Company’s continuous monitoring of its loan portfolio for changes in credit quality, including approximately $2 million for an additional provision on a performing commercial loan which was downgraded.  The Company has continued to maintain adequate provision levels and reserve coverage as the ratio of allowance for loan losses to gross loans was 1.19% at June 30, 2008 as compared to 1.08% at December 31, 2007.

Real estate owned increased to $1.7 million at June 30, 2008 as compared to December 31, 2007. During the six months ended June 30, 2008, the Company added three properties to the real estate owned portfolio, including a branch property at its cost of $691,000 as a result of the Company’s ongoing branch optimization strategy and two commercial properties acquired through foreclosure at a total cost of $1.8 million. In addition, during the first half of 2008, the Company sold four properties, including two residential properties and the one commercial property included in the portfolio at December 31, 2007 as well as one of the commercial properties acquired through foreclosure and recognized a net gain of $577,000 on the sale of these properties which is included in non-interest expense in the Consolidated Statement of Income.

Investment securities available for sale decreased $40.9 million, or 9.6%, from $425.8 million at December 31, 2007 to $384.9 million at June 30, 2008. Investment securities held to maturity decreased 14.5%, or $2.8 million, from $19.0 million at December 31, 2007 to $16.2 million at June 30, 2008. The investment securities portfolio decreased as a result of calls and maturities and changes in fair value.  The investment securities portfolio is expected to remain relatively stable as proceeds from maturing securities will primarily be reinvested in the investment portfolio.

Bank owned life insurance (“BOLI”) increased from $72.5 million at December 31, 2007, to $74.1 million at June 30, 2008. The increase of $1.6 million represents an increase in the cash surrender value of the policies during the six months ended June 30, 2008.

Total deposits were $2.78 billion at June 30, 2008, reflecting an $83.1 million increase from December 31, 2007. Core deposits, which exclude all certificates of $100,000 or more, represented 86.6% and 86.1% of total deposits at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, the Company had $20.0 million and $40.0 million of certificates of deposit placed through brokers.  In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and highly competitive local deposit pricing, the Company continually evaluates other funding source for funding cost efficiencies.

Total borrowings were $164.8 million at June 30, 2008, an increase of $10.5 million from December 31, 2007.  The increase was primarily a result of an increase of $40.0 million in securities sold under agreements to repurchase with the Federal Home Loan Bank (“FHLB”), offset by a decrease in FHLB advances of $24.6 million.

Junior subordinated debentures decreased $5.2 million as the Company called $5.0 million of outstanding capital securities of CBNJ Trust I during the first quarter 2008 contemporaneously with the redemption of the CBNJ Trust I debentures.

Total shareholders’ equity decreased $1.9 million from $362.2 million at December 31, 2007 to $360.3 million at June 30, 2008. The decrease was primarily the result of an increase in unrealized loss on available for sale securities of $5.8 million and an increase in treasury stock of $4.0 million, offset by an increase in net income of $6.5 million for the first six months of 2008 and an increase in additional paid-in capital of $1.3 million as a result of stock compensation and stock issuance.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Overview. Net income for the three months ended June 30, 2008 was $2.3 million or $0.10 per share, compared to $4.9 million, or $0.21 per share, for the same period in 2007. Per share data for 2008 and 2007 has been adjusted for the 5% stock dividend declared on April 29, 2008. All earnings per share amounts are presented assuming dilution. The three months ended June 30, 2007 included charges of approximately $751,000 (pre-tax), or $0.02 per share. The charges represent $541,000 of write-off of unamortized issuance costs of redeemed Sun Trust III trust preferred securities, an early extinguishment of debt charge of $124,000 for an FHLB borrowing prepayment and $86,000 of severance related expenses.

Net Interest Income. Net interest income is the most significant component of the Company’s income from operations. Net interest income is the difference between interest earned on total interest-earning assets (primarily loans and investment securities), on a fully taxable equivalent basis, where appropriate, and interest paid on total interest-bearing liabilities (primarily deposits and borrowed funds). Fully taxable equivalent basis represents income on total interest-earning assets that is either tax-exempt or taxed at a reduced rate, adjusted to give effect to the prevailing incremental federal tax rate, and adjusted for nondeductible carrying costs and state income taxes, where applicable.  Yield calculations, where appropriate, include these adjustments.  Net interest income depends on the volume and interest rate earned on interest-earning assets and the volume and interest rate paid on interest-bearing liabilities.

Table 1 sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

Table 1: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

	For The Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$2,099,090	$30,340	5.78%	$1,978,175	$35,648	7.21%
Home equity	265,481	3,925	5.91	240,150	3,945	6.57
Second mortgage	82,604	1,335	6.46	77,442	1,238	6.39
Residential real estate	52,332	818	6.25	39,193	747	7.62
Other	86,198	1,472	6.83	91,578	1,825	7.97
Total loans receivable	2,585,705	37,890	5.86	2,426,538	43,403	7.15
Investment securities(3)	426,652	5,331	5.00	505,315	5,764	4.56
Interest-earning deposit with banks	9,929	50	2.01	16,457	141	3.43
Federal funds sold	14,307	66	1.85	55,897	741	5.30
Total interest-earning assets	3,036,593	43,337	5.71	3,004,207	50,049	6.66
Cash and due from banks	58,723			71,814
Bank properties and equipment, net	48,371			42,958
Goodwill and intangible assets, net	149,746			154,494
Other assets	75,090			68,033
Total non-interest-earning assets	331,930			337,299
Total assets	$3,368,523			$3,341,506

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$801,486	3,047	1.52%	$741,568	5,873	3.17%
Savings deposits	422,807	1,866	1.77	467,455	3,508	3.00
Time deposits	1,100,917	11,044	4.01	1,056,680	12,696	4.81
Total interest-bearing deposit accounts	2,325,210	15,957	2.75	2,265,703	22,077	3.90
Borrowed money:
Federal funds purchased	28,256	172	2.43	863	13	6.03
Securities sold under agreements to repurchase - customers	35,839	108	1.21	43,011	498	4.63
FHLB advances(4)	52,561	633	4.82	86,136	950	4.41
Junior subordinated debentures	92,786	1,354	5.84	100,887	2,473	9.81
Obligation under capital lease	5,230	95	7.27	5,296	97	7.33
Total borrowings	214,672	2,362	4.40	236,193	4,031	6.83
Total interest-bearing liabilities	2,539,882	18,319	2.89	2,501,896	26,108	4.17
Non-interest-bearing demand deposits	430,568			458,851
Other liabilities	30,249			27,479
Total non-interest-bearing liabilities	460,817			486,330
Total liabilities	3,000,699			2,988,226
Shareholders’ equity	367,824			353,280
Total liabilities and shareholders’ equity	$3,368,523			$3,341,506

Net interest income		$25,018			$23,941
Interest rate spread(5)			2.82%			2.49%
Net interest margin(6)			3.30%			3.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.56%			120.08%

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

Table 2: Quarterly Rate-Volume Variance Analysis(1)
	For the Three Months Ended June 30, 2008 vs. 2007
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$2,063	$(7,371)	$(5,308)
Home equity	393	(413)	(20)
Second mortgage	83	14	97
Residential real estate	220	(149)	71
Other	(103)	(250)	(353)
Total loans receivable	2,656	(8,169)	(5,513)
Investment securities	(950)	517	(433)
Interest-bearing deposit accounts	(45)	(46)	(91)
Federal funds sold	(360)	(315)	(675)
Total interest-earning assets	1,301	(8,013)	(6,712)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	438	(3,264)	(2,826)
Savings deposits	(310)	(1,332)	(1,642)
Time deposits	513	(2,165)	(1,652)
Total interest-bearing deposit accounts	641	(6,761)	(6,120)
Borrowed money:
Federal funds purchased	171	(12)	159
Securities sold under agreements to repurchase - customers	(72)	(318)	(390)
FHLB advances(2)	(398)	81	(317)
Junior subordinated debentures	(185)	(934)	(1,119)
Obligation under capital lease	(1)	(1)	(2)
Total borrowings	(485)	(1,184)	(1,669)
Total interest-bearing liabilities	156	(7,945)	(7,789)
Net change in net interest income	$1,145	$(68)	$1,077

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

Net interest income (on a tax-equivalent basis) increased $1.1 million to $25.0 million for the three months ended June 30, 2008 from $23.9 million for the same period in 2007.  Interest income (on a tax equivalent basis) decreased $6.7 million from the prior period to $43.3 million while interest expense decreased $7.8 million from the prior period to $18.3 million.  Interest expense for the three months ending June 30, 2007, includes a $541,000 write-off of unamortized issuance costs of redeemed Sun Trust III trust preferred securities.  The interest rate spread and net interest margin (on a tax-equivalent basis) for the three months ended June 30, 2008 was 2.82% and 3.30%, respectively, compared to 2.49% and 3.19% respectively, for the same period in 2007.  The margin expansion in the second quarter 2008 reflects the Company’s management of its balance sheet to the Federal Reserve’s interest rate reductions which began in September 2007 and have totaled 325 basis points.  These reductions allowed the Company to re-price its interest-bearing liabilities faster than its interest-earning assets while still increasing loan portfolio, resulting in a modest margin expansion.

Overall interest income (on a tax-equivalent basis) decreased $6.7 million for the three months ended June 30, 2008, compared to the same period in 2007. Interest income on loans decreased $8.2 million due to rates as the yield earned on average loans receivable decreased 129 basis points.  These decreases were offset by an increase in interest income of $2.7 million as average loans receivable grew $159.2 million, or 6.6%. The increase in average loans receivable was primarily funded by calls or maturities of lower yielding investment securities, as well as an increase in deposits.  In addition, the decrease of $41.6 million, or 74.4%, in average federal funds sold along with a decrease in the yields earned on these funds of 345 basis points resulted in an overall decrease to interest income of $675,000. The Company will continue to rely on deposits as its primary funding source.  However, in a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and highly competitive local deposit pricing, the Company anticipates that other funding sources may be more cost efficient.

Overall interest expense decreased $7.8 million. Interest expense decreased $6.8 million due to rates as the cost of average interest-bearing deposit accounts decreased 115 basis points. In addition, the decrease in cost of junior subordinated debentures of 397 basis points resulted in a decrease in interest expense of $934,000. The Company expects market competition for deposits will remain intense through 2008.

Provision for Loan Losses. For the three months ended June 30, 2008, the provision for loan losses was $6.5 million compared to $950,000 for the same period in 2007 which increased the allowance for loan losses to total gross loans at June 30, 2008 to 1.19% as compared to 1.08% at December 31, 2007.  The Company’s gross loans receivable grew 7.7% to $2.64 billion at June 30, 2008 as compared to the same period in 2007. The provision during the quarter increased as a result of $2.9 million in net charge-offs which primarily includes a $1.2 million charge-off on a participation interest in a residential development loan, $273,000 in additional write-downs of commercial loans that the Company had previously identified as troubled at the end of 2007, and $690,000 in two home equity loans which were junior positions behind substantial first mortgages on properties with diminished equity.  In addition, the provision for loan losses during the six months ended June 30, 2008 further reflects the Company’s continuous monitoring of its loan portfolio for changes in credit quality, including approximately $2 million for an additional provision on a performing commercial loan which was downgraded.

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

Non-Interest Income. Non-interest income increased $1.5 million, or 23.7%, for the three months ended June 30, 2008 to $7.8 million, as compared to the same period in 2007. The increase was primarily due to an increase of $561,000 in income earned on investment products provided by a third-party broker-dealer, an increase in gain on commercial derivative products of $512,000, and an increase in BOLI income of $288,000.  The increase in investment products income during the second quarter of 2008 was primarily attributable to the internalization of the Company’s investment products sales force, which previously operated under an agreement with the independent third-party broker-dealer. The increase in gain on commercial derivative products was the result of an increase in transaction volume and the increase in BOLI income was the result of a higher yield resulting from the BOLI restructuring combined with the purchase of $5.9 million of additional BOLI investments in the fourth quarter 2007.

Non-Interest Expense. Non-interest expense increased $895,000, or 4.1%, for the three months ended June 30, 2008 as compared to the same period in 2007. While the employee count has remained essentially flat over the last 12 months, salaries and benefits increased $1.3 million over the same period in 2007. The increase in salaries and benefits includes an increase in salaries of $358,000, an increase in sales commissions of $494,000 and an increase in stock compensation expense of $133,000. The increase in sales commissions during the second quarter 2008 was primarily attributable to the internalization of the Company’s investment products sales force, which previously operated under an agreement with the independent third-party broker-dealer.  In addition, non-interest expense increased as a result of an increase in insurance from the Federal Deposit Insurance Corporation (“FDIC”) of $219,000, which was primarily the result of the one-time FDIC assessment credit recognized in 2007. These increases were offset by a net gain on sale of other real estate properties of $558,000.

 Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

Overview. Net income for the six months ended June 30, 2008 was $6.5 million, or $0.28 per share, compared to $9.6 million, or $0.40 per share, for the same period in 2007. Per share data has been adjusted for the 5% stock dividend declared on April 29, 2008. All earnings per share amounts are presented assuming dilution. Net income for the first half of 2007 included net charges of approximately $1.6 million (pre-tax), or $0.05 per share. The charges were a result of $2.4 million of severance related expenses, the $541,000 write-off of unamortized issuance costs of redeemed Sun Trust III trust preferred securities, and an early extinguishment of debt charge of $124,000 for an FHLB borrowing prepayment, offset by a net gain of $1.4 million realized from the sale of three branches.

Net Interest Income. Net interest income is the most significant component of the Company’s income from operations. Net interest income is the difference between interest earned on total interest-earning assets (primarily loans and investment securities), on a fully taxable equivalent basis, where appropriate, and interest paid on total interest-bearing liabilities (primarily deposits and borrowed funds). Fully taxable equivalent basis represents income on total interest-earning assets that is either tax-exempt or taxed at a reduced rate, adjusted to give effect to the prevailing incremental federal tax rate, and adjusted for nondeductible carrying costs and state income taxes, where applicable.  Yield calculations, where appropriate, include these adjustments.  Net interest income depends on the volume and interest rate earned on interest-earning assets and the volume and interest rate paid on interest-bearing liabilities.

Net interest income (on a tax-equivalent basis) increased $1.5 million to $50.1 million for the six months ended June 30, 2008, from $48.6 million for the same period in 2007. Interest income (on a tax equivalent basis) decreased $10.1 million from the same period in 2007 to $89.4 million while interest expense decreased $11.6 million from the same period in 2007 to $39.3 million. Interest expense for the six months ended June 30, 2007, includes a $541,000 write-off of unamortized issuance costs of redeemed Sun Trust III trust preferred securities.  The interest rate spread and net interest margin (on a tax-equivalent basis) for the six months ended June 30, 2008 was 2.82% and 3.32%, respectively, compared to 2.59% and 3.26% respectively, for the same period in 2007. The net interest margin for the six months ended June 30, 2007, adjusted for the $541,000 write-off of unamortized issuance costs of redeemed trust preferred securities, was 3.30%.  The margin expansion during the six months ended June 30, 2008 reflects the Company’s management of its balance sheet to the Federal Reserve’s interest rate reductions which began in September 2007 and have totaled 325 basis points.  These reductions allowed the Company to re-price its interest-bearing liabilities faster than its interest-earning assets while still increasing its loan portfolio, resulting in a modest margin expansion.

Overall interest income decreased $10.1 million for the six months ended June 30, 2008, compared to the same period in 2007. Interest income on loans decreased $9.7 million due to rates as the yields earned on average loans receivable decreased 104 basis points.  This decrease was offset by an increase in interest income of $1.5 million as average loans receivable grew $142.6 million, or 5.9%. The increase in average loans receivable was funded by calls or maturities of lower yielding investment securities, as well as an increase in deposits. In addition, the decrease of $38.8 million, or 81.0%, in average federal funds sold along with a decrease in the yields earned on these funds of 314 basis points resulted in an overall decrease to interest income of $1.2 million.

Overall interest expense decreased $11.6 million. Interest expense decreased $8.9 million as the cost of average interest-bearing deposit accounts decreased 98 basis points. In addition, the decrease in cost of securities sold under agreements to repurchase with customers and junior subordinated debentures of 282 basis points and 397 basis points, respectively, resulted in a combined decrease in interest expense of $1.8 million. The Company expects market competition for deposits will remain intense through 2008.

Table 3 sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

Table 3: Year-to-date Statements of Average Balances, Income or Expense, Yield or Cost

	For The Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$2,068,319	$62,846	6.08%	$1,967,243	$71,152	7.23%
Home equity	266,659	8,080	6.06	237,011	7,770	6.56
Second mortgage	81,711	2,653	6.49	76,808	2,428	6.32
Residential real estate	51,172	1,636	6.39	38,456	1,504	7.82
Other	86,400	3,070	7.11	92,138	3,660	7.94
Total loans receivable	2,554,261	78,285	6.13	2,411,656	86,514	7.17
Investment securities(3)	441,009	10,867	4.93	503,836	11,336	4.50
Interest-earning deposit with banks	10,009	137	2.74	17,405	377	4.33
Federal funds sold	9,087	97	2.13	47,928	1,263	5.27
Total interest-earning assets	3,014,366	89,386	5.93	2,980,825	99,490	6.68
Cash and due from banks	57,639			72,228
Bank properties and equipment, net	48,132			42,681
Goodwill and intangible assets, net	150,335			155,198
Other assets	76,821			71,384
Total non-interest-earning assets	332,927			341,491
Total assets	$3,347,293			$3,322,316

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$777,959	6,367	1.64%	$751,258	11,808	3.14%
Savings deposits	442,378	4,671	2.11	453,690	6,601	2.91
Time deposits	1,084,777	23,232	4.28	1,031,301	24,502	4.75
Total interest-bearing deposit accounts	2,305,114	34,270	2.97	2,236,249	42,911	3.84
Borrowed money:
Federal funds purchased	23,001	302	2.63	450	13	5.78
Securities sold under agreements to repurchase - customers	37,269	341	1.83	44,163	1,026	4.65
FHLB advances(4)	61,224	1,293	4.22	93,670	2,096	4.48
Junior subordinated debentures	92,956	2,898	6.24	104,548	4,626	8.85
Obligation under capital lease	5,239	191	7.29	5,304	194	7.32
Total borrowings	219,689	5,025	4.57	248,135	7,955	6.41
Total interest-bearing liabilities	2,524,803	39,295	3.11	2,484,384	50,866	4.09
Non-interest-bearing demand deposits	423,590			458,528
Other liabilities	31,788			30,382
Total non-interest-bearing liabilities	455,378			488,910
Total liabilities	2,980,181			2,973,294
Shareholders’ equity	367,112			349,022
Total liabilities and shareholders’ equity	$3,347,293			$3,322,316

Net interest income		$50,091			$48,624
Interest rate spread(5)			2.82%			2.59%
Net interest margin(6)			3.32%			3.26%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.39%			119.98%

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

Table 4: Year-to-date Rate-Volume Variance Analysis(1)
	For the Six Months Ended June 30, 2008 vs. 2007
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$719	$(9,025)	$(8,306)
Home equity	559	(249)	310
Second mortgage	158	67	225
Residential real estate	261	(129)	132
Other	(220)	(370)	(590)
Total loans receivable	1,477	(9,706)	(8,229)
Investment securities	(875)	406	(469)
Interest-bearing deposit accounts	(129)	(111)	(240)
Federal funds sold	(672)	(494)	(1,166)
Total interest-earning assets	(199)	(9,905)	(10,104)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	11	(5,452)	(5,441)
Savings deposits	(160)	(1,770)	(1,930)
Time deposits	392	(1,662)	(1,270)
Total interest-bearing deposit accounts	243	(8,884)	(8,641)
Borrowed money:
Federal funds purchased	294	(4)	290
Securities sold under agreements to repurchase - customers	(140)	(545)	(685)
FHLB advances(2)	(688)	(115)	(803)
Junior subordinated debentures	(471)	(1,258)	(1,729)
Obligation under capital lease	(2)	(1)	(3)
Total borrowings	(1,007)	(1,923)	(2,930)
Total interest-bearing liabilities	(764)	(10,807)	(11,571)
Net change in net interest income	$565	$902	$1,467

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

Provision for Loan Losses. For the six months ended June 30, 2008, the provision for loan losses was $8.7 million compared to $1.7 million for the same period in 2007 which increased the allowance for loan losses to total gross loans at June 30, 2008 to 1.19% as compared to 1.08% at December 31, 2007. The Company’s gross loans receivable grew 7.7% to $2.64 billion at June 30, 2008 as compared to the same period in 2007.  The provision during the first half of 2008 increased as a result of $4.2 million in net charge-offs which primarily includes a $1.2 million charge-off on a participation interest in a residential development loan, $804,000 in additional write-downs of commercial loans that the Company had previously identified as troubled at the end of 2007 and $690,000 in two home equity loans which were junior positions behind substantial first mortgages on properties with diminished equity.  In addition, the provision for loan losses during the six months ended June 30, 2008 reflects the Company’s continuous monitoring of its loan portfolio for changes in credit quality, including approximately $2 million for an additional provision on a performing commercial loan which was downgraded.

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

Non-Interest Income. Non-interest income increased $1.9 million, or 13.9%, for the six months ended June 30, 2008, as compared to the same period in 2007. The increase was primarily due to an increase of $1.1 million in income earned on investment products provided by a third-party broker-dealer, an increase in gain on commercial derivative products of $917,000, and an increase in BOLI income of $625,000. The increase in investment products income during the six months ended June 30, 2008 was primarily attributable to the internalization of the Company’s investment products sales force, which previously operated under an agreement with the independent third-party broker-dealer. The increase in gain on commercial derivative products was the result of an increase in transaction volume and the increase in BOLI income was the result of a higher yield resulting from the BOLI restructuring combined with the purchase of $5.9 million of additional BOLI investments in the fourth quarter 2007. In addition, service charges on deposit accounts increased $273,000 primarily due to an increase in account analysis fees charged on wholesale customer accounts. These increases were offset by a decrease in net gain on sale of branches of $1.4 million which was recognized during the six months ended June 30, 2007.

Non-Interest Expense. Non-interest expense decreased $1.3 million for the six months ended June 30, 2008, compared to the same period in 2007. While the employee count has remained essentially flat over the last 12 months, salaries and benefits increased $1.1 million over the same period in 2007. The increase in salaries and benefits includes an increase in sales commissions of $918,000 and an increase in stock compensation expense of $311,000. The increase in sales commissions during the six months ended June 30, 2008 was primarily attributable to the internalization of the Company’s investment products sales force, which previously operated under an agreement with the independent third-party broker-dealer.  In addition, non-interest expense increased as a result of an increase in insurance from the Federal Deposit Insurance Corporation (“FDIC”) of $615,000, which was primarily the result of the one-time FDIC assessment credit recognized in 2007. These increases were offset by a net gain on sale of other real estate properties of $577,000.

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

The major source of the Company's funding is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, as well as maturities or calls of investment securities, while additional funds can be obtained from a variety of sources including brokered deposits, federal funds purchased, FHLB advances, securities sold under agreements to repurchase, loan sales or participations, and other secured and unsecured borrowings. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and highly competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies.

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

In July 2007, the Board of Directors of the Company authorized the initiation of a stock repurchase plan covering up to 5%, or approximately 1,000,000 shares, of the Company’s outstanding common stock.  During 2007, the Company repurchased 1,010,523 shares of outstanding common stock thus completing in late December the initial repurchase plan.  The Board subsequently authorized a new stock repurchase plan covering up to approximately 5%, or 1,100,000 additional shares, of common stock to be repurchased in the open market or in privately negotiated transactions.  As of June 30, 2008, the Company had repurchased 365,800 shares under the new plan.

The Company is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the Office of the Comptroller of the Currency. It is the Company’s intention to maintain “well-capitalized” risk-based capital levels.

On July 28, 2008, the Company entered into an agreement to sell its six-branch Delaware retail network to Wilmington Savings Fund Society, FSB (“WSFS”).  The transaction with WSFS includes a 12% premium on the sale of all the retail deposits, or approximately $110 million in deposits, of the Company’s entire Delaware branch network. No loans are being sold in connection with this transaction and the Company anticipates supplementing its funding with wholesale borrowings.  The transaction is expected to close during the fourth quarter of 2008, subject to regulatory approvals and other customary conditions.  The Company’s and Bank’s capital is expected to increase as a result of the recognition of the sale premium.

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

As part of its capital plan, the Company, through its deconsolidated trust subsidiaries, issued capital securities that qualify as Tier 1 or core capital of the Company. These securities are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2008, the Company’s $90.0 million in capital securities qualify as Tier 1.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at June 30, 2008 was $62.7 million, and the portion of the exposure not covered by collateral was approximately $1.6 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition consistent with Statement of Position  (“SOP”) No. 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. As of the balance sheet date the Company records estimated losses inherent with unfunded loan commitments in accordance with SFAS No. 5, Accounting for Contingencies, and estimated future obligations under letters of credit in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements.  The reserve for unfunded loan commitments and letters of credit as of June 30, 2008 and December 31, 2007 was $437,000 and $360,000, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective sixty days following the Securities & Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 will have an impact on its financial condition or results of operations as it is not expected to change its current practice.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008 for assets and liabilities that are not excluded from FSP No. 157-2 and it did not have a material impact on the Company’s financial condition or results of operations.  See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on SFAS No. 157.  The Company is continuing to evaluate the impact of FSP No. 157-2 but does not expect that it will have a material impact on the Company’s financial condition or results of operation.

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

Gap Analysis. Banks are concerned with the extent to which they are able to match maturities or repricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring the bank’s interest rate sensitivity gap. Gap analysis measures the volume of interest-earning assets that will mature or reprice within a specific time period, compared to the interest-bearing liabilities maturing or repricing within that same time period.  On a monthly basis the Company and the Bank monitor their gap, primarily cumulative through both six months and one year maturities

At June 30, 2008, the Company’s gap analysis showed an asset sensitive position with total interest-bearing assets maturing or repricing within one year exceeding interest-earning liabilities maturing or repricing during the same time period by $118.7 million, representing a positive one-year gap ratio of 3.5%. All amounts are categorized by their actual maturity, anticipated call or repricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Table 5 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of June 30, 2008:

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

Information pertaining to outstanding interest rate swap agreements was as follows:

Table 6: Summary of Interest Rate Swap Agreements

	June 30,	December 31,
	2008	2007
Notional amount	$48,471	$49,472
Weighted average pay rate	6.80%	6.79%
Weighted average receive rate	4.45%	7.21%
Weighted average maturity in years	5.6	6.0
Unrealized gain relating to interest rate swaps	$(1,492)	$(1,526)

Customer Derivatives. The Company entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. At June 30, 2008 and December 31, 2007, the notional amount of such arrangements was $1.1 billion and $767.6 million, respectively. As the interest rate swaps with the clients and third-parties are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, changes in market values will have no earnings impact. The Company earned $1.0 million and $1.7 million from facilitating customer derivative transactions during the three and six months ended June 30, 2008, respectively, as compared to $525,000 and $759,000 for the same periods in 2007.

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

The Company is not engaged in any legal proceedings of a material nature at June 30, 2008. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 1A.	Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10K for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	The following table reports information regarding repurchases of the Company’s common stock during the three months ended June 30, 2008.

	Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1),(2)
	April 1-30, 2008	-	-	-	1,038,600
	May 1-31, 2008	108,800	$10.72	108,800	929,800
	June 1-30, 2008	195,600	$10.32	195,600	734,200
	Total	304,400		304,400

(1) In December 2007, the Company announced a stock repurchase plan covering up to 5%, or approximately 1,100,000 shares.  The repurchases are to be made from time to time in the open market, subject to the availability of shares, over approximately an 18-month period.
(2) The shares purchased do not reflect any adjustments as a result of the Company’s stock dividend declared in April 2008.

Item 3.	Defaults upon Senior Securities
	Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of the shareholders of the Company was held on May 15, 2008 and the following matters were voted on:
1) Election of Directors

	Vote
	For	Withheld
Bernard A. Brown	18,837,243	1,394,140
Ike Brown	18,529,455	1,701,928
Jeffrey S. Brown	18,638,147	1,593,236
Sidney R. Brown	18,832,776	1,398,607
Anat Bird	15,976,492	4,254,891
John A. Fallone	19,656,357	575,026
Peter Galetto, Jr.	19,629,873	601,510
Thomas X. Geisel	18,944,876	1,286,507
Douglas J. Heun	19,659,622	571,761
Anne E. Koons	18,470,497	1,760,886
Eli Kramer	19,598,612	632,771
Alfonse M. Mattia	19,593,016	638,367
George A. Pruitt	19,592,441	638,942
Anthony Russo, III	19,675,965	555,418
Edward H. Salmon	19,560,912	670,471

2) The ratification of the appointment of Deloitte & Touche LLP as the Company’s registered public accounting firm for the fiscal year ending December 31, 2008.

Vote
FOR	20,116,524
AGAINST	97,335
ABSTAIN	17,524

Item 5.	Other Information
Not applicable
Item 6.	Exhibits
Exhibit 23 Consent of FinPro, Inc.
Exhibit 31(a) Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31(b) Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Bancorp, Inc.
(Registrant)

Date: August 11, 2008	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer

Date: August 11, 2008	/s/ Dan A. Chila
Dan A. Chila
Executive Vice President and
Chief Financial Officer