Form 10-Q
period 2008-09-30
SUN BANCORP INC /NJ/
filed 2008-11-10
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

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
Yes [  ] No [x]

Common Stock, $1.00 Par Value – 22,425,211 Shares Outstanding at November 6, 2008

SUN BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$55,595	$81,479
Interest-earning bank balances	2,221	2,380
Federal funds sold	24,382	2,654
Cash and cash equivalents	82,198	86,513
Investment securities available for sale (amortized cost of $386,709 and $427,378 at September 30, 2008 and December 31, 2007, respectively)	365,794	425,805
Investment securities held to maturity (estimated fair value of $14,884 and $18,755 at September 30, 2008 and December 31, 2007, respectively)	15,040	18,965
Loans receivable (net of allowance for loan losses of $34,120 and $27,002 at September 30, 2008 and December 31, 2007, respectively)	2,632,019	2,482,917
Restricted equity investments	15,283	16,869
Bank properties and equipment, net	48,432	48,118
Real estate owned	2,381	1,449
Accrued interest receivable	12,219	15,018
Goodwill	127,894	127,894
Intangible assets, net	19,947	23,479
Deferred taxes, net	13,396	3,169
Bank owned life insurance (BOLI)	74,843	72,487
Other assets	15,933	15,709
Total assets	$3,425,379	$3,338,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,873,378	$2,699,091
Federal funds purchased	-	30,000
Securities sold under agreements to repurchase – customers	38,359	40,472
Advances from the Federal Home Loan Bank (FHLB)	19,551	63,483
Securities sold under agreements to repurchase – FHLB	15,000	15,000
Obligation under capital lease	5,207	5,258
Junior subordinated debentures	92,786	97,941
Other liabilities	23,816	24,970
Total liabilities	3,068,097	2,976,215

Commitments and contingencies (see Note 14)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $1 par value, 50,000,000 shares authorized; 23,975,894 shares issued and 22,419,171 shares outstanding at September 30, 2008; 22,722,655 shares issued and 21,712,132 shares outstanding at December 31, 2007	23,976	22,723
Additional paid-in capital	350,747	336,668
Retained earnings	18,327	20,338
Accumulated other comprehensive loss	(13,582)	(1,027)
Treasury stock at cost, 1,556,723 shares and 1,010,523 shares at September 30, 2008 and December 31, 2007, respectively	(22,186)	(16,525)
Total shareholders’ equity	357,282	362,177
Total liabilities and shareholders’ equity	$3,425,379	$3,338,392
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$37,819	$44,262	$116,104	$130,776
Interest on taxable investment securities	3,943	4,401	11,933	13,435
Interest on non-taxable investment securities	830	699	2,434	2,090
Dividends on restricted equity investments	250	284	796	831
Interest on federal funds sold	137	376	234	1,639
Total interest income	42,979	50,022	131,501	148,771
INTEREST EXPENSE
Interest on deposits	15,905	21,130	50,175	64,041
Interest on funds borrowed	753	1,382	2,880	4,711
Interest on junior subordinated debentures	1,359	2,055	4,257	6,681
Total interest expense	18,017	24,567	57,312	75,433
Net interest income	24,962	25,455	74,189	73,338
PROVISION FOR LOAN LOSSES	3,723	1,260	12,383	2,960
Net Interest income after provision for loan losses	21,239	24,195	61,806	70,378
NON-INTEREST INCOME
Service charges on deposit accounts	3,701	3,585	10,655	10,266
Other service charges	82	75	235	222
Net gain on sale of branches	-	-	-	1,443
Net gain on sale of bank property & equipment	-	-	-	12
Gain on sale of loans	286	392	1,121	1,347
Gain on derivative instruments	491	297	2,167	1,056
Investment products income	728	222	2,353	702
BOLI income	778	484	2,356	1,437
Other	980	956	3,336	2,848
Total non-interest income	7,046	6,011	22,223	19,333
NON-INTEREST EXPENSE
Salaries and employee benefits	12,277	10,816	36,980	34,428
Occupancy expense	2,912	2,932	8,764	8,661
Equipment expense	1,522	1,732	4,812	5,512
Amortization of intangible assets	1,177	1,177	3,532	3,537
Data processing expense	1,154	1,063	3,339	3,171
Professional fees	542	406	1,590	1,783
Insurance expense	745	644	2,142	1,424
Advertising expense	336	415	1,519	1,397
Real estate owned expense, net	13	70	(512)	86
Other	2,372	2,591	7,762	7,436
Total non-interest expense	23,050	21,846	69,928	67,435
INCOME BEFORE INCOME TAXES	5,235	8,360	14,101	22,276
INCOME TAXES	1,106	2,475	3,460	6,794
NET INCOME	$4,129	$5,885	$10,641	$15,482

Basic earnings per share (1)	$0.18	$0.25	$0.47	$0.68
Diluted earnings per share (1)	$0.18	$0.25	$0.46	$0.65
Weighted average shares – basic (1)	22,393,168	23,147,677	22,624,350	22,867,993
Weighted average shares – diluted (1)	22,937,658	23,872,401	23,196,067	23,799,708
(1) Share data is adjusted for a 5% stock dividend declared in April 2008.
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
BALANCE, JANUARY 1, 2007	$20,508	$304,857	$20,794	$(3,932)	$-	$342,227
Comprehensive income:
Net income	-	-	15,482	-	-	15,482
Unrealized gains on available for sale securities net of reclassification adjustment, net of tax (see Note 1)	-	-	-	1,263	-	1,263
Comprehensive income						16,745
Exercise of stock options	892	7,470	-	-	-	8,362
Excess tax benefit related to stock options	-	1,814	-	-	-	1,814
Issuance of common stock	49	829	-	-	-	878
Stock-based compensation	4	265	-	-	-	269
Stock dividend	1,032	18,758	(19,790)	-	-	-
Cash paid for fractional interests resulting from stock dividend	-	-	(18)	-	-	(18)
Treasury shares purchased	-	-	-	-	(8,632)	(8,632)
BALANCE, SEPTEMBER 30, 2007	$22,485	$333,993	$16,468	$(2,669)	$(8,632)	$361,645

BALANCE, JANUARY 1, 2008	$22,723	$336,668	$20,338	$(1,027)	$(16,525)	$362,177
Comprehensive income:
Net income	-	-	10,641	-	-	10,641
Unrealized losses on available for sale securities net of reclassification adjustment, net of tax (see Note 1)	-	-	-	(12,555)	-	(12,555)
Comprehensive loss						(1,914)
Exercise of stock options	84	632	-	-	-	716
Excess tax benefit related to stock options	-	90	-	-	-	90
Issuance of common stock	74	766	-	-	-	840
Stock-based compensation	12	1,034	-	-	-	1,046
Stock dividend	1,083	11,557	(12,640)	-	-	-
Cash paid for fractional interests resulting from stock dividend	-	-	(12)	-	-	(12)
Treasury shares purchased	-	-	-	-	(5,661)	(5,661)
BALANCE, SEPTEMBER 30, 2008	$23,976	$350,747	$18,327	$(13,582)	$(22,186)	$357,282
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$10,641	$15,482
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,383	2,960
Depreciation, amortization and accretion	6,995	7,573
Write-down of book value of fixed assets	30	134
Gain on sale of branches and equipment	-	(1,455)
Gain on sale of real estate owned	(589)	-
Gain on sale of loans	(1,121)	(1,347)
Increase in cash value of BOLI	(2,356)	(1,437)
Deferred income taxes	(3,440)	169
Stock-based compensation	961	269
Shares contributed to employee benefit plans	481	405
Proceeds from sale of loans	53,292	59,904
Originations of loans held for sale	(50,322)	(56,670)
Excess tax benefit related to stock options	(90)	(1,996)
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	2,799	(1,046)
Other assets	(308)	792
Other liabilities	(810)	2,647
Net cash provided by operating activities	28,546	26,384
INVESTING ACTIVITIES
Purchases of investment securities available for sale	(210,784)	(204,614)
Net redemption of restricted equity securities	1,586	-
Redemption of investment in capital securities	155	822
Proceeds from maturities, prepayments or calls of investment securities available for sale	251,483	239,968
Proceeds from maturities, prepayments or calls of investment securities held to maturity	3,910	4,457
Net increase in loans	(165,358)	(130,859)
Net purchase of bank properties and equipment	(4,912)	(7,597)
Proceeds from the sale of real estate owned	2,791	-
Purchase of bank owned life insurance	-	(6,800)
Net cash from sales of branches	-	(19,044)
Net cash used in investing activities	(121,129)	(123,667)
FINANCING ACTIVITIES
Net increase in deposits	174,287	54,570
Purchase price adjustment to goodwill resulting from stock options exercised	-	(182)
Net repayments under lines of credit and repurchase agreements	(76,096)	(29,085)
Excess tax benefit from stock-based compensation	90	1,996
Proceeds from exercise of stock options	716	8,362
Proceeds from issuance of subordinated debt	-	20,620
Redemption of junior subordinated debentures	(5,155)	(30,929)
Proceeds from issuance of common stock	99	20
Treasury stock purchased	(5,661)	(8,632)
Cash paid for fractional interests resulting from stock dividend	(12)	(18)
Net cash provided by financing activities	88,268	16,722
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,315)	(80,561)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86,513	170,100
CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,198	$89,539
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$59,607	$74,922
Income taxes paid	$4,845	$5,539
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Commitments to purchase investment securities	$-	$1,197
Transfer of loans or bank property to real estate owned	$3,134	$565
Write-off of trust preferred issuance costs	$-	$791
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables, except per share amounts, are in thousands)

(1) Summary of Significant Accounting Policies

Basis of Financial Statement Presentation. The accompanying Unaudited Condensed Consolidated Financial Statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the accompanying notes thereto included in Sun Bancorp, Inc’s. (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2007. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, goodwill, intangible assets, income taxes, stock-based compensation and the fair value measurement for investment securities available for sale and derivative financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Consolidation. The Unaudited Condensed Consolidated Financial Statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company and its principal wholly owned subsidiary, Sun National Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Med-Vine, Inc., Sun Financial Services, L.L.C., 2020 Properties, L.L.C., Sun Home Loans, Inc. and Del-Vine, Inc.  In accordance with the Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities - an interpretation of  ARB No. 51, and FIN 46 (R), Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII, Sun Capital Trust VIII, and CBNJ Trust I (collectively, the “Issuing Trusts”), are presented on a deconsolidated basis.  See Note 11 for additional information on the Company’s participation in the Issuing Trusts.

Stock Dividend. On April 29, 2008, the Company’s Board of Directors declared a 5% stock dividend which was paid on May 23, 2008 to shareholders of record on May 13, 2008. Accordingly, share data has been adjusted for all periods presented.

Loans Held for Sale. Included in loans receivable is approximately $3.2 million and $3.9 million of loans held for sale at September 30, 2008 and December 31, 2007, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis.

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company assesses its implied fair value of its goodwill through the consideration of its quoted market valuation, market earnings multiples of peer companies, market earnings multiples of peer companies adjusted to include a control premium (i.e., its acquisition value relative to its peers) and a discounted economic value which is based on internal forecasts and recent financial statements.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company uses FinPro, Inc., a third-party appraiser, to assist in evaluating for goodwill impairment. The Company believes that its goodwill was not impaired at September 30, 2008 and December 31, 2007.  While significant judgment is necessary in evaluating goodwill impairment, events and circumstances may change, including a further spread between the Company’s market capitalization and its book value, which may result in impairment of goodwill in the future.

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

Disclosure of Reclassification Amounts, Net of Tax
	For the Nine Months Ended September 30,
	2008			2007
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding loss (gain) on securities available for sale during the period	$(19,278)	$6,765	$(12,513)	$1,953	$(691)	$1,262
Less: Reclassification adjustment for net (gain) loss included in net income (1)	(64)	22	(42)	2	(1)	1
Net unrealized loss (gain) on securities available for sale	$(19,342)	$6,787	$(12,555)	$1,955	$(692)	$1,263
(1) Amount includes net gain on securities called prior to maturity which is included in other non-interest income in the Unaudited Condensed Consolidated Statements of Income.

Recent Accounting Principles.  In September 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 133-1 and FIN No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This statement amends Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument and amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of this statement are effective for annual or interim reporting periods ending after November 15, 2008.  The Company is currently evaluating the requirements of FSP SFAS No. 133-1 and FIN No. 45-4 and has not yet determined the impact, if any, on the Company’s financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective sixty days following the Securities & Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 will have an impact on its financial condition or results of operations as it is not expected to change its current practice.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact, if any, on the Company’s financial condition or results of operation.

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

In November 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 109, Written Loan Commitments  Recorded at Fair Value through Earnings. SAB No. 109 supersedes SAB No. 105, Application of  Accounting Principles to Loan Commitments, and expresses the current view of the staff that, consistent with guidance in SFAS No. 156, Accounting for Servicing of Financial Assets and SFAS No. 159, The Fair  Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement  No. 115, the expected net future cash flows related to the associated servicing of a loan, including the servicing rights sold to a third party, should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Company adopted SAB No. 109 on January 1, 2008, as applicable, and it is applied to loan commitments issued or modified on mortgage loans to be held for sale. The adoption of SAB No. 109 did not have a material impact to the Company’s financial condition or results of operation.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. See Note 14 for additional information on SFAS No. 157. The Company adopted SFAS No. 157 on January 1, 2008 and it did not have a material impact on the Company’s financial condition or results of operations.

FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company is continuing to evaluate the impact of FSP SFAS No. 157-2, but does not expect that it will have a material impact on the Company’s financial condition or results of operation.

In October 2008, the FASB issued FSP SFAS. No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.   FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS No. 157-3 was effective upon issuance and included the periods for which financial statements had not been issued.   As a result, the Company applied the guidance as of September 30, 2008.

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

A summary of option activity under the Stock Plans during the nine months ended September 30, 2008 is presented below:

Summary of Stock Option Activity
	Number of Options	Weighted Average Exercise Price Per Share	Number of Options Exercisable
January 1, 2008	2,332,013	$10.05	1,993,344
Granted	341,319	$12.24
Exercised	(84,136)	$8.50
Forfeited	(12,002)	$16.56
Expired	(8,130)	$17.22
September 30, 2008	2,569,064	$10.33	2,010,116

The weighted average remaining contractual term was approximately 4.1 years for options outstanding and 2.8 years for options exercisable as of September 30, 2008.

The total intrinsic value (the excess of the market price over the exercise price) for options exercised during the nine months ended September 30, 2008 was $240,000. At September 30, 2008, the aggregate intrinsic value was $9.5 million for options outstanding and $9.1 million for options exercisable.

The amount of cash received from the exercise of options for the nine month period ended September 30, 2008 was $715,000. The total tax benefit recognized for the nine months ended September 30, 2008 was $90,000.

During the nine months ended September 30, 2008 and 2007, the Company granted 341,319 options and 282,258 options, respectively. The fair value of the options granted is estimated on the date of grant using the Black-Scholes option valuation model which uses the assumptions noted in the following table. The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the option is estimated using the historical exercise behavior of employees at a particular level of management who were granted options with a ten-year term. Options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected volatility is based on the historical volatility for a period dating back to January 1, 2002 through the date of grant. Utilizing a period greater than this is not representative of the Company’s view of its current stock volatility.

Significant weighted average assumptions used to calculate the fair value of the options for the nine months ended September 30, 2008 and 2007 are as follows:

Weighted Average Assumptions Used in Black-Scholes Option Pricing Model
	For the Nine Months Ended September 30,
	2008	2007
Weighted average fair value of options granted	$3.61	$3.82
Weighted average risk-free rate of return	3.34%	4.54%
Weighted average expected option life in months	80	58
Weighted average expected volatility	30%	27%
Expected dividends (1)	$-	$-
(1) To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested restricted stock awards activity for the nine months ended September 30, 2008 is presented in the following table:

Summary of Nonvested Stock Award Activity
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards outstanding, January 1, 2008	50,723	$16.47
Issued	64,633	12.65
Vested	(13,178)	15.96
Nonvested stock awards outstanding, September 30, 2008	102,178	$14.12

During the nine months ended September 30, 2008 and 2007, the Company issued 64,633 shares and 16,699 shares, respectively, of restricted stock valued at $817,000 and $272,000, respectively, at the time of grant. The value of these shares is based upon the closing price of the common stock on the date of grant. There were 490 shares issued during 2008 which will vest monthly over the following one-year service period.  There were 40,044 shares issued which will vest over a 5-year period with 25% vesting after the first two years and the remaining shares vesting 25% over each of the following three years.  In addition, there were 24,099 shares issued which will cliff vest after 4 years. Compensation expense will be recognized on a straight-line basis over the service period for all of the shares issued during 2008. The compensation expense recognized for the three and nine months ended September 30, 2008 was $133,000 and $452,000, respectively as compared to $51,000 and $77,000 respectively, for the three and nine months ended September 30, 2007.

As of September 30, 2008, there was approximately $1.8 million and $1.1 million of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted under the Stock Plans. The cost of the options and stock awards is expected to be recognized over a weighted average period of 3.2 years and 3.6 years, respectively.

(3) Branch Sales and Consolidations

On October 24, 2008, the Company completed the sale of its entire six-branch Delaware retail network to Wilmington Savings Fund Society, FSB (“WSFS”). Under the terms of the agreement, WSFS purchased all the retail deposits, which totaled approximately $96 million, and fixed assets including one branch property.  The remaining five branches, which were leased by the Bank, were assigned to WSFS.  All six branches are located in New Castle County. No loans were sold in connection with this transaction. The Company recognized a gain of approximately $12 million (pre-tax), based on a 12% deposit premium.

During the first quarter of 2008, the Company consolidated two branch offices into a new branch office.  As a result of the consolidation, the Company recognized an estimated lease buy-out charge of $72,000. In addition, during the third quarter of 2008, the Company consolidated one branch office into an existing branch office.  As a result of these consolidations, the Company added two branch offices to the real estate owned portfolio in the amount of $1.1 million.

During the first quarter of 2007, the Company completed the sales of three branch offices to three separate buyers. The sales of the branch offices included approximately $40 million of aggregate deposits and approximately $19 million of aggregate loans receivable. The Company recognized a net pre-tax gain on the sales of the branch offices of approximately $1.4 million.

(4) Investment Securities

The amortized cost of investment securities and the approximate fair value were as follows:

Summary of Investment Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2008
Available for sale:
U.S. Treasury obligations	$1,980	$-	$-	$1,980
U.S. Government agencies and mortgage-backed securities	267,327	1,193	(3,565)	264,955
State and municipal obligations	78,406	86	(3,142)	75,350
Trust preferred securities	37,812	-	(15,487)	22,325
Other	1,184	-	-	1,184
Total available for sale	386,709	1,279	(22,194)	365,794

Held to maturity:
Mortgage-backed securities	15,040	-	(156)	14,884
Total held to maturity	15,040	-	(156)	14,884
Total investment securities	$401,749	$1,279	$(22,350)	$380,678

December 31, 2007
Available for sale:
U.S. Treasury obligations	$14,975	$77	$-	$15,052
U.S. Government agencies and mortgage-backed securities	298,686	836	(1,630)	297,892
State and municipal obligations	72,798	364	(440)	72,722
Trust preferred securities	37,810	-	(780)	37,030
Other	3,109	-	-	3,109
Total available for sale	427,378	1,277	(2,850)	425,805

Held to maturity:
Mortgage-backed securities	18,965	-	(210)	18,755
Total held to maturity	18,965	-	(210)	18,755
Total investment securities	$446,343	$1,277	$(3,060)	$444,560

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2008 and December 31, 2007:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2008
U.S. Government agencies and mortgage-backed securities	$140,950	$(3,417)	$17,873	$(304)	$158,823	$(3,721)
State and municipal obligations	59,179	(3,042)	2,013	(100)	61,192	(3,142)
Trust preferred securities	12,086	(7,942)	10,239	(7,545)	22,325	(15,487)
Total	$212,215	$(14,401)	$30,125	$(7,949)	$242,340	$(22,350)

December 31, 2007
U.S. Government agencies and mortgage-backed securities	$28,553	$(117)	$162,073	$(1,723)	$190,626	$(1,840)
State and municipal obligations	26,366	(289)	10,650	(151)	37,016	(440)
Trust preferred securities	17,001	(780)	-	-	17,001	(780)
Total	$71,920	$(1,186)	$172,723	$(1,874)	$244,643	$(3,060)

Management has reviewed its investment securities at September 30, 2008 and has determined that the unrealized losses are temporary.  The Company determines whether the unrealized losses are temporary in accordance with EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset, when applicable and FSP SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition.  This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

U.S. Government Agencies and Mortgage-Backed Securities - At September 30, 2008, the gross unrealized loss in the category 12 months or longer of $304,000 consisted of 11 mortgage-backed securities issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency.  The gross unrealized loss in the category of less than 12 months of $3.4 million consisted of 37 securities that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency, and 4 securities representing $15.8 million issued by non-agency issuers.  The 4 non-agency securities are all “AAA” rated by at least two nationally recognized rating agencies. As of September 30, 2008, management concluded that an other-than-temporary impairment did not exist based upon its analysis and, in addition to, the Company’s ability and intent to hold these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased.  The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues, have been negatively impacted during 2008 as credit spreads widened dramatically.

State and Municipal Obligations - At September 30, 2008, the gross unrealized loss in the category 12 months or longer of $100,000 consisted of 5 municipal securities, 4 are rated investment grade by at least one bond credit rating service with 1 non-rated issue.  The $3.0 million gross unrealized loss in the category of less than 12 months consisted of 146 municipal securities. Of these municipal securities, 144 carry an investment grade rating by at least one of the recognized rating agencies and 2 of the securities were non-rated. Of the investment grade municipal securities, 70 representing $29.8 million market value maintain a “AAA” rating from at least one rating agency.  As of September 30, 2008, management concluded that an other-than-temporary impairment did not exist based upon its analysis and, in addition to, the Company’s ability and intent to hold these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased.  The Company believes recovery of fair value is expected as credit spreads return to more normal levels, as the securities approach their maturity date or as valuations for such securities improve as market yields change.

Trust Preferred Securities – At September 30, 2008, the gross unrealized loss in the category of 12 months or longer of $7.5 million consisted of 3 pooled trust preferred securities. The trust preferred pooled securities are comprised of one “BBB” rated issue with a book value of $2.0 million, one “A” rated issue with a book value of $7.0 million and one “Aaa” rated issue with a book value of $8.8 million. The gross unrealized loss in the category of less than 12 months of $7.9 million consisted of two single issuer securities that had a total book value of $20.0 million.  These trust preferred securities were valued in accordance with FSP SFAS No. 157-3 which clarifies the application of SFAS No. 157 in an inactive market.  The Company’s unrealized loss in these trust preferred securities is related to general market conditions and the resulting lack of liquidity in the market.  The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments.  As of September 30, 2008, the securities are sufficiently collateralized and all contractual payments are current.  As of September 30, 2008, management concluded that an other-than-temporary impairment did not exist based upon its analysis, and believes the securities will perform in accordance with their terms.  Furthermore, the Company has the ability and intent to hold these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity.  The Company believes recovery of fair value is expected as credit spreads return to more normal levels, as the securities approach their maturity date or as valuations for such securities improve as market yields change.

(5) Loans

The components of loans as of September 30, 2008 and December 31, 2007 were as follows:

Loan Components
	September 30, 2008	December 31, 2007
Commercial and industrial	$2,164,523	$2,024,728
Home equity	271,197	264,965
Second mortgages	85,734	81,063
Residential real estate	61,845	49,750
Other	82,840	89,413
Total gross loans	2,666,139	2,509,919
Allowance for loan losses	(34,120)	(27,002)
Net loans receivable	$2,632,019	$2,482,917

Non-accrual loans	$45,940	$26,853

The Company’s commercial and industrial loan portfolio represents 81.2% of total loans outstanding.  Commercial and industrial loans increased $139.8 million, or 6.9%, from December 31, 2007 to $2.16 billion at September 30, 2008.  Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation. As of September 30, 2008, the Company’s commercial real estate portfolio was $1.47 billion of which $762.4 million, or 51.7%, were classified as owner occupied and $711.8 million, or 48.3%, were classified as non-owner occupied.

Residential construction loans were $66.2 million, or 3.1%, of commercial and industrial loans outstanding, at September 30, 2008.  This portfolio currently consists of 87 loans to 61 different builders as compared to 90 loans at December 31, 2007.  The Company continues to adhere to strict underwriting standards in this area of lending.

(6) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses
	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2008	2007	2007
Balance, beginning of period	$27,002	$25,658	$25,658
Charge-offs	(6,047)	(2,767)	(7,718)
Recoveries	782	489	659
Net charge-offs	(5,265)	(2,278)	(7,059)
Provision for loan losses	12,383	2,960	8,403
Balance, end of period	$34,120	$26,340	$27,002

The allowance for loan losses was $34.1 million and $27.0 million at September 30, 2008 and December 31, 2007, respectively.  Net charge-offs for the nine months ended September 30, 2008 of $5.3 million included a $1.2 million charge-off on a participation interest in a residential development loan, $1.9 million in write-downs of commercial loans that were previously classified as non-performing at the end of 2007 and $690,000 in two home equity loans which were junior positions behind substantial first mortgages on properties with diminished equity.  In addition, the provision for loan losses during the nine months ended September 30, 2008 reflects the Company’s continuous monitoring of its loan portfolio for changes in credit quality, including approximately $2 million for an additional provision on a performing commercial loan which was downgraded during the second quarter.

Softening residential real estate values has given rise to increased monitoring of the Company’s home equity and second mortgage portfolios. These loans increased $18.5 million, or 5.5%, over the same period in 2007 to $356.9 million at September 30, 2008, representing 13.4% of total loans outstanding. While usage of these facilities has remained constant, at approximately 50% over the past year, the level of delinquency in the home equity portfolio has increased approximately 26 basis points to 0.97%.

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

Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

Components of Impaired Loans
	September 30, 2008	December 31, 2007
Impaired loans with specific allowance for loan losses calculated under SFAS No. 114	$5,706	$17,759
Impaired loans with no specific allowance for loan losses calculated under SFAS No. 114	34,854	6,217
Total impaired loans	$40,560	$23,976

Valuation allowance related to impaired loans	$1,766	$2,027

In accordance with SFAS No. 114, those impaired loans which are fully collateralized do not result in a specific allowance for loan losses.

Analysis of Impaired Loans
	For the Nine Months Ended September 30,
	2008	2007
Average impaired loans	$25,655	$12,802
Interest income recognized on impaired loans	$159	$450
Cash basis interest income recognized on impaired loans	$159	$23

(7) Real Estate Owned

Real estate owned at September 30, 2008 and December 31, 2007 was as follows:

Summary of Real Estate Owned
	September 30, 2008	December 31, 2007
Commercial properties	$139	$300
Residential properties	848	865
Bank properties	1,394	284
Total	$2,381	$1,449

Summary of Real Estate Owned Activity
	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, December 31, 2007	$300	$865	$284	$1,449
Transfers into real estate owned	1,776	248	1,110	3,134
Sale of real estate owned	(1,937)	(265)	-	(2,202)
Ending balance, September 30, 2008	$139	$848	$1,394	$2,381

The Company recognized a net gain of $589,000 on the sale of real estate owned which is included in non-interest expense in the Consolidated Statement of Income.

(8) Derivative Financial Instruments.

The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. As of September 30, 2008, all derivative financial instruments have been entered into to hedge the interest rate risk associated with the Company’s commercial lending activity. In general, the derivative transactions fall into one of two types: a Bank hedge of a specific fixed-rate loan or a hedged derivative offering to a Bank customer. In those transactions in which the Company hedges a specific fixed-rate loan, the derivative is executed for periods and terms which match the related underlying exposures and do not constitute positions independent of these exposures. For derivatives offered to Bank customers, the economic risk of the customer transaction is offset by a mirror position with a non-affiliated third-party.

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

Information pertaining to outstanding interest rate swap agreements was as follows:

Summary of Interest Rate Swap Agreements
	September 30, 2008	December 31, 2007
Notional amount	$47,957	$49,472
Weighted average pay rate	6.80%	6.79%
Weighted average receive rate	4.47%	7.21%
Weighted average maturity in years	5.4	6.0
Unrealized loss relating to interest rate swaps	$(1,918)	$(1,526)

Customer Derivatives. The Company enters into commercial loan swaps in order to provide commercial loan customers the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively swaps the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company has recently entered into an interest rate cap sale transaction with one commercial customer. The Company then enters into a corresponding swap agreement or interest rate cap purchase transaction with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. At September 30, 2008 and December 31, 2007, the notional amount of the swap arrangements was $1.2 billion and $767.6 million, respectively. As of September 30, 2008, the notional amount of the cap transaction was $13.1 million; there were no cap transactions outstanding as of December 31, 2007.  As the interest rate swaps and cap with the customers and third-parties are not designated as hedges under SFAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps and caps are structured to offset each other, changes in market values will have no earnings impact. The Company earned $491,000 and $2.2 million from facilitating customer derivative transactions during the three and nine months ended September 30, 2008, respectively, as compared to $297,000 and $1.1 million for the same periods in 2007.

(9) Deposits

Deposits consist of the following major classifications:

Summary of Deposits
	September 30, 2008	December 31, 2007
Demand deposits - interest bearing	$975,142	$754,733
Demand deposits - non-interest bearing	441,603	438,052
Savings deposits	350,629	456,241
Time certificates under $100,000	794,234	674,671
Time certificates $100,000 or more	311,770	375,394
Total	$2,873,378	$2,699,091

(10) Advances from Federal Home Loan Bank (“FHLB”)

Advances from FHLB at September 30, 2008 and December 31, 2007 were $19.6 million and $63.5 million, respectively.  During 2008, $40.0 million in advances from FHLB outstanding at December 31, 2007 matured.

(11) Junior Subordinated Debentures Held by Trusts that Issued Capital Debt

The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Trust as of September 30, 2008:

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

Junior subordinated debentures were $92.8 million and $97.9 million at September 30, 2008 and December 31, 2007, respectively.  In January 2008, the Company called the $5.0 million of outstanding capital securities of CBNJ Trust I at par contemporaneously with the redemption of the CBNJ Trust I debentures and there was no impact to the Company’s Unaudited Condensed Consolidated Statement of Income.

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

Sun Statutory Trust VII has a fixed-rate of 6.24% for a period of five years from the date of issuance and beginning in year six, a variable-rate of three-month LIBOR plus 1.35%.  Sun Capital Trust VII has a fixed-rate of 6.428% for a period of five years from the date of issuance and beginning in year six, a variable-rate of three-month LIBOR plus 1.53%. The capital securities held as of September 30, 2008 do not contain interest rate caps.

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

During the fourth quarter of 2007, the Board authorized a new stock repurchase plan covering up to approximately 5%, or approximately 1,100,000 additional shares, of common stock to be repurchased in the open market or in privately negotiated transactions.  At September 30, 2008, and December 31, 2007, the Company held 1,556,723 and 1,010,523 treasury shares, respectively.  The cost of these treasury shares at September 30, 2008 and December 31, 2007 was $22.2 million and $16.5 million, respectively.

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

The following table presents the earnings per share calculation for the three and nine months ended September 2008 and 2007:

Earnings Per Share Calculation
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$4,129	$5,885	$10,641	$15,482

Average common shares outstanding	22,393,168	23,147,677	22,624,350	22,867,993
Net effect of dilutive common stock equivalents	544,490	724,724	571,717	931,715
Adjusted average shares outstanding - dilutive	22,937,658	23,872,401	23,196,067	23,799,708

Basic earnings per share	$0.18	$0.25	$0.47	$0.68
Diluted earnings per share	$0.18	$0.25	$0.46	$0.65

Dilutive common stock equivalents	1,911,451	2,369,466	1,910,117	2,848,270
Average exercise price	$8.53	$8.90	$8.56	$8.90
Average market price	$11.39	$15.80	$11.67	$16.74

There were 796,662 weighted average common stock equivalents and 352,050 weighted average common stock equivalents outstanding during the three months ended September 30, 2008 and 2007, respectively, and 810,530 weighted average common stock equivalents and 295,105 weighted average common stock equivalents outstanding during the nine months ended September 30, 2008 and 2007, respectively, which were not included in the computation of diluted EPS as a result of the stock options’ exercise prices or stock awards value at issuance being greater than the average market price of the common shares for the respective periods.

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

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition consistent with Statement of Position  (“SOP”) No. 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with SFAS No. 5, Accounting for Contingencies, and estimated future obligations under letters of credit in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements.  The reserve for unfunded loan commitments and letters of credit as of September 30, 2008 and December 31, 2007 was $437,000 and $360,000, respectively.

(15) Fair Value Measurement

The Company adopted SFAS No. 157 on January 1, 2008 and FSP SFAS No. 157-3 on September 30, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP SFAS No. 157-2, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  Those assets and liabilities which will continue to be measured at fair value on a recurring basis are as follows:

Summary of Recurring Fair Value Measurements
	September 30,	Category Used for Fair Value Measurement
	2008	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury obligations	$1,980	$1,980	$-	$-
U.S. Government agencies and mortgage-backed securities	264,955	-	264,955	-
State and municipal obligations	75,350	-	75,350	-
Trust preferred securities	22,325	-	-	22,325
Other	1,184	-	1,184	-
Hedged commercial loans (1)	47,957	-	47,957	-
Interest rate swaps	27,921	-	27,921	-
Interest rate cap	22	-	22	-
Liabilities:
Fair value interest rate swaps	1,918	-	1,918	-
Interest rate swaps	27,921	-	27,921	-
Interest rate cap	22	-	22	-

(1) Includes positive market value adjustment of $1.5 million which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with SFAS No. 133.

As a result of general market conditions and the illiquidity in the market for both single issuer and pooled trust preferred securities, management deemed it necessary to shift its market value measurement of each of the trust preferred securities from quoted prices for similar assets (Level 2) to an internally developed discounted cash flow model (Level 3).  In arriving at the discount rate used in the model for each issue, the Company determined a trading group of similar securities quoted on the New York Stock Exchange or the NASDAQ over the counter market, based upon its review of market data points, such as Moody’s or comparable credit ratings, maturity, price, and yield.  The Company indexed the individual securities within the trading group to a comparable interest rate swap (to maturity) in determining the spread.  The average spread on the trading group was matched with the individual trust preferred issues based on their comparable credit rating which was then used in arriving at the discount rate input to the model.

The following provides details of the fair value measurement activity for Level 3 for the three and nine months ended September 30, 2008:

Fair Value Measurement Activity – Level 3
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, June 30, 2008	$-	$-
Total gains (losses), realized/unrealized (1)
Included in earnings	-	-
Included in accumulated other comprehensive loss	-	-
Purchases, maturities, prepayments and calls, net	-	-
Transfers into Level 3	22,325	22,325
Balance, September 30, 2008	$22,325	22,325
(1) During the period, no realized gains or losses were included in earnings that are attributable to the change in unrealized gain or losses relating to instruments still held September 30, 2008.  Trust preferred securities were transferred from a Level 2 market value measurement to a Level 3 market value measurement at the end of the period.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2008	$-	$-
Total gains (losses), realized/unrealized (1)
Included in earnings	-	-
Included in accumulated other comprehensive loss	-	-
Purchases, maturities, prepayments and calls, net	-	-
Transfers into Level 3	22,325	22,325
Balance, September 30, 2008	$22,325	22,325
(1) During the period, no realized gains or losses were included in earnings that are attributable to the change in unrealized gain or losses relating to instruments still held September 30, 2008.  Trust preferred securities were transferred from a Level 2 market value measurement to a Level 3 market value measurement at the end of the period.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures loans held for sale, impaired loans, Small Business Administration ("SBA") servicing assets, restricted equity investments and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis.  At September 30, 2008, these assets were valued in accordance with GAAP and, except for those specific impaired loans and SBA servicing assets included in the following table, did not require fair value disclosure under the provisions of SFAS No. 157.

Summary of Non-Recurring Fair Value Measurements
	September 30,	Category Used for Fair Value Measurement			Total Gains (Losses) or Changes in Net Assets During the Nine Months Ended September 30, 2008
	2008	Level 1	Level 2	Level 3
Assets
Impaired loans	$12,471	$-	$-	$12,471	$(2,009)
SBA servicing assets	527	-	527	-	(96)

Under SFAS No. 114, collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $4.7 million at September 30, 2008. The collateral underlying these loans had a fair value of $3.2 million, resulting in a charge-off of $100,000 and a specific reserve in the allowance for loan losses of $1.5 million.  No specific reserve was calculated for impaired loans with an aggregate carrying amount of $9.3 million at September 30, 2008, as the underlying collateral was not below the carrying amount; however, these loans did include a charge-off of $1.9 million during the nine months ended September 30, 2008.

(16) Income Taxes

The Company accounts for income taxes in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 was applied to all existing tax positions upon initial adoption. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Income Statement. The statute of limitations for the tax year ended December 31, 2003 expired during the third quarter of 2007. The Internal Revenue Service completed its audits of the Company’s 2004, 2005 and 2006 consolidated tax returns during the second quarter 2008 and as a result the Company recognized a refund of $916,000.  As of September 30, 2008, there were no audits in process by any tax jurisdiction.

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

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of the financial condition and results of operations are based on the Unaudited Condensed Consolidated Financial Statements, which are prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Management evaluates these estimates and assumptions on an ongoing basis, including those related to allowance for loan losses, goodwill, intangible assets, income taxes, stock-based compensation and the fair value measurement for investment securities available for sale and derivative financial instruments. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounting for Income Taxes.  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. SFAS No. 109 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.  FIN No. 48 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Statement of Income. Assessment of uncertain tax positions under FIN No. 48 requires careful consideration of the technical merits of a position based on management's analysis of tax regulations and interpretations.  Significant judgment may be involved in applying the requirements of FIN No. 48.

Fair Value Measurement.   The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008 and FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, on September 30, 2008.  SFAS No. 157 establishes a framework for measuring fair value.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, emphasizing that fair value is a market-based measurement and not an entity-specific measurement.  FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.   SFAS No. 157 addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves converting future amounts to a single present amount. The measurement is valued based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

·	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities.

·
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

·
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company measures financial assets and liabilities at fair value in accordance with SFAS No. 157 and FSP SFAS No. 157-3. These measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and include the following significant financial instruments: investment securities available for sale and derivative financial instruments.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities which are valued on a recurring basis.

Investment securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  At September 30, 2008, the Company’s investment in trust preferred securities were shifted from a Level 2 market value measurement to a Level 3 market value measurement.  This Level 3 market value measurement included an internally developed discounted cash flow model combined with using market data points of similar securities with comparable credit ratings in addition to market yield curves with similar maturities in determining the discount rate.

Derivative financial instruments.  The Company’s derivative financial instruments are not exchange-traded and therefore are valued utilizing models that use as their basis readily observable market parameters, specifically the London Interbank Offered Rate (“LIBOR”) swap curve, and are classified within Level 2 of the valuation hierarchy.

Other than the trust preferred securities discussed above, no changes have been made during the three and nine months ended September 30, 2008 to the valuation techniques or models previously described.

In addition, certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures loans held for sale, impaired loans, Small Business Administration ("SBA") servicing assets, restricted equity investments and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis.

Valuation techniques and models utilized for measuring financial assets and liabilities are reviewed and validated by the Company at least quarterly.

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

Market Overview

The Company continues to operate in a challenging and uncertain economic environment, including uncertainty in national and local conditions.  The market dislocations experienced in the financial market during 2007 have continued throughout 2008.  One of the primary sources for the difficulties is the softening in the housing market throughout the country.  While New Jersey has not suffered substantial wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the overall economy, including a slowdown that is affecting more of the Company’s commercial borrowers, including construction lending and lending to contractors.  The companies experiencing the greatest impact are those closely associated with residential real estate and consumer spending.  Consumer spending, employment trends and corporate profit data all suggest a recession is currently underway. While the Company continues to focus on the credit quality of its customers – closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and doing the analysis required to maintain adequate reserves - evidence of these economic challenges is reflected in the Company’s increased loan loss reserve provision, the increased level of non accrual loans as well as loan charge-offs.

In addition there have been several high profile failures and takeovers of major market participants including Fannie Mae and Freddie Mac.  In July 2008, the U.S. Government passed the Housing and Economic Recovery Act of 2008 which was designed primarily to address the sub-prime mortgage crisis and authorized the Federal Housing Administration to guarantee up to $300 billion in new 30-year fixed rate mortgages for sub-prime borrowers if lenders write-down principal loans balances to 90 percent of current appraisal value.  It was intended to restore confidence in Fannie Mae and Freddie Mac by strengthening regulation and injecting capital into these suppliers.  Although the Company has no exposure to sub-prime mortgages or any equity investments in Fannie Mae or Freddie Mac, it continues to monitor those market segments that may be impacted by the significantly wider credit spreads resulting from the market turmoil.

In October 2008, the U.S. Government passed The Emergency Economic Stabilization Act of 2008 (“EESA”) which provided for the implementation of the Troubled Asset Relief Plan (“TARP”).  The TARP’s primary purpose is to remove troubled assets from the balance sheets of financial institutions and, in addition, included the U.S. Treasury’s voluntary Capital Purchase Program (“CPP”) which provides direct equity investment of preferred stock by the U.S. Treasury in qualified financial institutions. The legislation’s goal is to strengthen market stability, improve strength of financial institutions and enhance market liquidity.  Although the Company has a strong capital position, it has submitted an application to participate in the CPP to further strengthen its capital.

Furthermore, as a result of the market uncertainty and the overall weakened economic conditions, the Federal Reserve lowered its target Fed Funds Rate by 325 basis points from September 2007 to September 2008.  In addition, during October 2008, the Federal Reserve lowered the rate an additional 100 basis points.  Though the Federal Reserve has attempted to orchestrate short-term rate reductions, loan and deposit pricing in our market place has not always followed the declining trend as pricing remains intensely competitive.  Despite the competitive environment, the Company has managed to maintain a relatively stable interest rate spread.

The following discussion provides further details on the financial condition and results of operations of the Company at and for the periods ended September 30, 2008.

Financial Condition

Total assets were $3.43 billion at September 30, 2008 as compared to $3.34 billion at December 31, 2007. Total loans receivable before allowance for loan losses increased $156.2 million, or 6.2%, to $2.67 billion which was offset by an increase in the allowance for loan losses of $7.1 million, or 26.4%, to $34.1 million.  In addition, investment securities decreased $63.9 million, or 14.4%, to $380.8 million. In addition, total deposits increased $174.3 million, or 6.5%, to $2.87 billion and borrowings, including federal funds purchased decreased $76.1 million, or 49.3%, to $78.1 million.

Total loans receivable before allowance for loan losses at September 30, 2008 were $2.67 billion, an increase of $156.2 million from $2.51 billion at December 31, 2007. Organic loan growth for the first nine months of 2008, adjusted for approximately $97.0 million in prepayments, was approximately 10.1%. Competition for loans across all products and markets continues to be intense during 2008. Despite the competitiveness of loan pricing and terms and conditions, the Company has not compromised its underwriting credit standards.

Total non-performing loans were $47.5 million at September 30, 2008, or 1.78% of total loans, compared to $28.2 million, or 1.12%, at December 31, 2007. Non-performing loans primarily increased as a result of an increase in non-accrual loans of $19.1 million, or 71.1%, and an increase in loans past due 90 days and still accruing of $240,000, or 17.9%, at September 30, 2008 as compared to December 31, 2007. Non-accrual loans increased primarily due to a single relationship, which historically relied upon new residential subdivisions as a source of revenue, whose loans totaled $10.7 million.  In addition, non-accrual loans increased as a result of a $4.4 million participation interest in a residential development loan which was placed on non-accrual after being written down $1.2 million.  The Company believes these loans are well secured. The ratio of allowance for loan losses to total non-performing loans was 71.8% at September 30, 2008 compared to 95.8% at December 31, 2007. Non-performing assets were $49.9 million at September 30, 2008 compared to $29.6 million at December 31, 2007.

The allowance for loan losses at September 30, 2008 increased $7.1 million to $34.1 million from December 31, 2007.  Net charge-offs for the nine months ended September 30, 2008 of $5.3 million included a $1.2 million charge-off on the participation interest in a residential development loan, $1.9 million in write-downs of commercial loans that were previously classified as non-performing at the end of 2007 and $690,000 in two home equity loans which were junior positions behind substantial first mortgages on properties with diminished equity.  In addition, the provision for loan losses during the nine months ended September 30, 2008 reflects the Company’s continuous monitoring of its loan portfolio for changes in credit quality, including approximately $2 million for an additional provision on a performing commercial loan which was downgraded.  The Company has continued to maintain adequate provision levels and reserve coverage as the ratio of allowance for loan losses to gross loans was 1.28% at September 30, 2008 as compared to 1.08% at December 31, 2007.

Real estate owned increased $932,000 to $2.4 million at September 30, 2008 as compared to December 31, 2007. During the nine months ended September 30, 2008, the Company added five properties to the real estate owned portfolio, which included two commercial properties and one residential property acquired through foreclosure or through deed in lieu of foreclosure at a total cost of $2.0 million and two branch properties as a result of the Company’s ongoing branch optimization strategy at a total cost of $1.1 million. The Company also sold four properties during 2008, including two residential properties and the one commercial property included in the portfolio at December 31, 2007 as well as one of the aforementioned commercial properties acquired through foreclosure, and recognized a net gain of $589,000 on the sale of these properties which is included in non-interest expense in the Unaudited Condensed Consolidated Statement of Income.

Investment securities available for sale decreased $60.0 million, or 14.1%, from $425.8 million at December 31, 2007 to $365.8 million at September 30, 2008. Investment securities held to maturity decreased $3.9 million, or 20.7%, from $19.0 million at December 31, 2007 to $15.0 million at September 30, 2008. The investment securities portfolio decreased as a result of calls and maturities and changes in fair value.  The investment securities portfolio is expected to remain relatively stable as proceeds from maturing securities will primarily be reinvested in the investment portfolio.

Bank owned life insurance (“BOLI”) increased from $72.5 million at December 31, 2007, to $74.8 million at September 30, 2008. The increase of $2.3 million represents an increase in the cash surrender value of the policies during the nine months ended September 30, 2008.

Total deposits were $2.87 billion at September 30, 2008, reflecting a $174.3 million increase from December 31, 2007. Core deposits, which excludes all certificates of $100,000 or more and brokered deposits, represented 85.7% and 86.1% of total deposits at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, the Company had $100.0 million and $40.0 million of certificates of deposit placed through brokers.  In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and highly competitive local deposit pricing, the Company continually evaluates other funding source for funding cost efficiencies.

Total borrowings were $78.1 million at September 30, 2008, a decrease of $76.1 million, or 49.3%, from December 31, 2007.  The decrease was primarily a result of a reduction in Federal Home Loan Bank (“FHLB”) advances of $43.9 million and a decrease of $30.0 million in federal funds purchased.

Junior subordinated debentures decreased $5.2 million as the Company called $5.0 million of outstanding capital securities of CBNJ Trust I during the first quarter 2008 contemporaneously with the redemption of the CBNJ Trust I debentures.

Total shareholders’ equity decreased $4.9 million from $362.2 million at December 31, 2007 to $357.3 million at September 30, 2008. The decrease was primarily the result of an increase in unrealized loss on available for sale securities of $12.6 million and an increase in treasury stock of $5.7 million, offset by net income of $10.6 million recognized for the first nine months of 2008.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

Overview. Net income for the three months ended September 30, 2008 was $4.1 million, or $0.18 per share, compared to $5.9 million, or $0.25 per share, for the same period in 2007. Per share data has been adjusted for the 5% stock dividend paid on May 23, 2008.  All earnings per share amounts are presented assuming dilution. The three months ended September 30, 2007 included charges of approximately $435,000 (pre-tax), or $0.01 per share. The charges represented $250,000 to write-off unamortized issuance costs related to the call of Sun Trust IV trust preferred securities and $185,000 related to several branch consolidations during the quarter.

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

Net interest income (on a tax-equivalent basis) decreased $430,000 to $25.4 million for the three months ended September 30, 2008 from $25.8 million for the same period in 2007.  Interest income (on a tax equivalent basis) decreased $7.0 million from the prior period to $43.4 million while interest expense decreased $6.6 million from the prior period to $18.0 million.  Interest expense for the three months ending September 30, 2007, included a $250,000 write-off of unamortized issuance costs of redeemed Sun Trust IV trust preferred securities.  The interest rate spread and net interest margin (on a tax-equivalent basis) for the three months ended September 30, 2008 was 2.83% and 3.28%, respectively, compared to 2.79% and 3.49%, respectively, for the same period in 2007. The margin compression for the three months ended September 30, 2008 reflects the Company’s increased interest spread offset by lower levels of non-interest bearing liabilities.

Overall interest income (on a tax-equivalent basis) decreased $7.0 million for the three months ended September 30, 2008, compared to the same period in 2007. Interest income on loans decreased $9.7 million as the yield earned on average loans receivable decreased 150 basis points.  This decrease was offset by an increase in interest income of $3.2 million as average loans receivable grew $190.3 million, or 7.8%. The increase in average loans receivable was primarily funded by an increase in deposits, as well as by calls or maturities of lower yielding investment securities.  In addition, the decrease in yields earned on average federal funds sold of 321 basis points resulted in an overall decrease to interest income of $232,000. The Company will continue to rely on deposits as its primary funding source.  However, in a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and highly competitive local deposit pricing, the Company anticipates that other funding sources may be more cost efficient.

Overall interest expense decreased $6.6 million. Interest expense decreased $6.8 million as the cost of average interest-bearing deposit accounts decreased 116 basis points.  This decrease was offset by an increase in interest expense of $1.6 million as average interest-bearing deposits grew $181.2 million, or 8.2%.  The Company expects market competition for deposits will remain intense through 2008.  In addition, the decreases in cost of junior subordinated debentures and customer repurchase agreements of 249 basis points and 331 basis points, respectively, resulted in a combined decrease in interest expense of $886,000.

Table 1 sets forth a summary of average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances.

Table 1: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

	For The Three Months Ended September 30, 2008			For the Three Months Ended September 30, 2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$2,146,204	$30,243	5.64%	$1,981,778	$36,136	7.29%
Home equity	268,178	3,800	5.67	250,474	4,063	6.49
Second mortgage	84,404	1,384	6.56	78,643	1,289	6.56
Residential real estate	57,471	911	6.34	49,635	977	7.87
Other	84,116	1,481	7.04	89,566	1,797	8.03
Total loans receivable	2,640,373	37,819	5.73	2,450,096	44,262	7.23
Investment securities (3)	422,897	5,423	5.13	468,653	5,573	4.76
Interest-earning deposit with banks	9,418	47	2.00	10,881	195	7.17
Federal funds sold	28,961	137	1.89	29,482	376	5.10
Total interest-earning assets	3,101,649	43,426	5.60	2,959,112	50,406	6.81
Cash and due from banks	57,463			67,334
Bank properties and equipment, net	48,204			44,666
Goodwill and intangible assets, net	148,577			153,326
Other assets	66,871			68,249
Total non-interest-earning assets	321,115			333,575
Total assets	$3,422,764			$3,292,687

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$927,312	4,180	1.80%	$748,076	5,484	2.93%
Savings deposits	378,699	1,652	1.74	466,427	3,509	3.01
Time deposits	1,095,887	10,073	3.68	1,006,203	12,137	4.82
Total interest-bearing deposit accounts	2,401,898	15,905	2.65	2,220,706	21,130	3.81
Borrowed money:
Federal funds purchased	17,766	102	2.30	2,028	30	5.92
Securities sold under agreements to repurchase - customers	35,426	104	1.17	41,868	469	4.48
FHLB advances (4)	47,221	452	3.83	76,916	787	4.09
Junior subordinated debentures	92,786	1,359	5.86	98,389	2,055	8.35
Obligation under capital lease	5,213	95	7.29	5,280	96	7.27
Total borrowings	198,412	2,112	4.26	224,481	3,437	6.12
Total interest-bearing liabilities	2,600,310	18,017	2.77	2,445,187	24,567	4.02
Non-interest-bearing demand deposits	435,249			462,173
Other liabilities	25,310			25,378
Total non-interest-bearing liabilities	460,559			487,551
Total liabilities	3,060,869			2,932,738
Shareholders’ equity	361,895			359,949
Total liabilities and shareholders’ equity	$3,422,764			$3,292,687

Net interest income		$25,409			$25,839
Interest rate spread (5)			2.83%			2.79%
Net interest margin (6)			3.28%			3.49%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.28%			121.02%

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

Table 2: Quarterly Rate-Volume Variance Analysis (1)
	For the Three Months Ended September 30, 2008 vs. 2007
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$2,829	$(8,722)	$(5,893)
Home equity	276	(539)	(263)
Second mortgage	95	-	95
Residential real estate	142	(208)	(66)
Other	(104)	(212)	(316)
Total loans receivable	3,238	(9,681)	(6,443)
Investment securities	(569)	419	(150)
Interest-bearing deposit accounts	(23)	(125)	(148)
Federal funds sold	(7)	(232)	(239)
Total interest-earning assets	2,639	(9,619)	(6,980)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	1,129	(2,433)	(1,304)
Savings deposits	(573)	(1,284)	(1,857)
Time deposits	1,013	(3,077)	(2,064)
Total interest-bearing deposit accounts	1,569	(6,794)	(5,225)
Borrowed money:
Federal funds purchased	101	(29)	72
Securities sold under agreements to repurchase - customers	(63)	(302)	(365)
FHLB advances (2)	(288)	(47)	(335)
Junior subordinated debentures	(112)	(584)	(696)
Obligation under capital lease	(1)	-	(1)
Total borrowings	(363)	(962)	(1,325)
Total interest-bearing liabilities	1,206	(7,756)	(6,550)
Net change in net interest income	$1,433	$(1,863)	$(430)
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

Provision for Loan Losses. For the three months ended September 30, 2008, the provision for loan losses was $3.7 million compared to $1.3 million for the same period in 2007 which increased the allowance for loan losses to total gross loans at September 30, 2008 to 1.28% as compared to 1.08% at December 31, 2007.  The Company’s gross loans receivable grew $192.0 million, or 7.8%, to $2.67 billion at September 30, 2008 as compared to the same period in 2007. The provision during the quarter increased as a result of $1.1 million in net charge-offs which primarily included $504,000 in write-downs of commercial loans that the Company had previously identified as non-performing at the end of 2007. In addition, the provision for loan losses during the three months ended September 30, 2008 further reflects the Company’s continuous monitoring of its loan portfolio for changes in credit quality.

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

Non-Interest Income. Non-interest income increased $1.0 million, or 17.2%, for the three months ended September 30, 2008 to $7.0 million, as compared to the same period in 2007. The increase was primarily due to an increase of $506,000 in income earned on investment products provided by a third-party broker-dealer, an increase in BOLI income of $294,000 and an increase in gain on commercial derivative products of $194,000. The increase in investment products income during the third quarter of 2008 was primarily attributable to the internalization of the Company’s investment products sales force, which previously operated under an agreement with the independent third-party broker-dealer. The increase in gain on commercial derivative products was the result of an increase in transaction volume and the increase in BOLI income was the result of a higher yield resulting from the BOLI restructuring combined with the purchase of $5.9 million of additional BOLI investments in the fourth quarter 2007.

Non-Interest Expense. Non-interest expense increased $1.2 million, or 5.5%, for the three months ended September 30, 2008 as compared to the same period in 2007. While the employee count has remained essentially flat over the last 12 months, salaries and benefits increased $1.5 million over the same period in 2007. The increase in salaries and benefits includes an increase in salaries of $558,000, an increase in sales commissions of $205,000 and an increase in stock compensation expense of $259,000. The increase in sales commissions during the third quarter 2008 was primarily attributable to the internalization of the Company’s investment products sales force, which previously operated under an agreement with the independent third-party broker-dealer.  Insurance premiums assessed by the Federal Deposit Insurance Corporation (“FDIC”) has remained relatively flat; however, the recent actions by the U.S. Government under the EESA, has temporarily raised the limit on federal deposit insurance for all deposits to $250,000 from $100,000 until December 31, 2009.  The Company is also participating in the unlimited federal deposit insurance coverage on all non-interest-bearing deposit transaction accounts which will result in an additional 10 basis points surcharge (annually) until the program’s expiration in December 2009.  Furthermore, the FDIC has recently proposed amending the method for assessing risk for purposes of calculating deposit insurance premiums.  This proposal is in the comment period.  If approved, the amendment could result in an increase of approximately 7 basis points to the Company’s deposit insurance premium.

Income Tax Expense.  Income taxes decreased $1.4 million, or 55.3%, to $1.1 million for the three months ended September 30, 2008 as compared to the same period in 2007. The Company’s effective tax rate for 2008 decreased as a result of an increase in tax-exempt interest income and income from BOLI policies in relation to taxable income combined with lower pre-tax income.

 Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

Overview. Net income for the nine months ended September 30, 2008 was $10.6 million, or $0.46 per share, compared to $15.5 million, or $0.65 per share, for the same period in 2007. Per share data has been adjusted for the 5% stock dividend paid on May 23, 2008. All earnings per share amounts are presented assuming dilution. Net income for the first nine months of 2007 included net charges of approximately $2.1 million (pre-tax), or $0.06 per share. The charges were a result of $2.4 million of severance related expenses, $791,000 to write-off unamortized issuance costs related to the calls of Sun Trust III and Sun Trust IV trust preferred securities, and an early extinguishment of debt charge of $124,000 for an FHLB borrowing prepayment, offset by a net gain of $1.4 million realized from the sale of three branches.

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

Table 3: Year-to-date Statements of Average Balances, Income or Expense, Yield or Cost

	For The Nine Months Ended September 30, 2008			For the Nine Months Ended September 30, 2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$2,094,470	$93,089	5.93%	$1,972,141	$107,288	7.25%
Home equity	267,169	11,880	5.93	241,548	11,833	6.53
Second mortgage	82,615	4,037	6.52	77,426	3,717	6.40
Residential real estate	53,287	2,547	6.37	42,223	2,481	7.83
Other	85,633	4,551	7.09	91,272	5,457	7.97
Total loans receivable	2,583,174	116,104	5.99	2,424,610	130,776	7.19
Investment securities (3)	434,928	16,290	4.99	491,980	16,909	4.58
Interest-earning deposit with banks	9,811	184	2.50	15,206	572	5.02
Federal funds sold	15,760	234	1.98	41,712	1,639	5.24
Total interest-earning assets	3,043,673	132,812	5.82	2,973,508	149,896	6.72
Cash and due from banks	57,580			70,578
Bank properties and equipment, net	48,156			43,350
Goodwill and intangible assets, net	149,744			154,567
Other assets	73,481			70,328
Total non-interest-earning assets	328,961			338,823
Total assets	$3,372,634			$3,312,331

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$828,107	10,547	1.70%	$750,186	$17,292	3.07%
Savings deposits	420,997	6,323	2.00	457,982	10,110	2.94
Time deposits	1,088,507	33,305	4.08	1,022,843	36,639	4.78
Total interest-bearing deposit accounts	2,337,611	50,175	2.86	2,231,011	64,041	3.83
Borrowed money:
Federal funds purchased	21,244	404	2.54	982	43	5.84
Securities sold under agreements to repurchase - customers	36,650	445	1.62	43,390	1,495	4.59
FHLB advances (4)	56,522	1,745	4.12	88,024	2,883	4.37
Junior subordinated debentures	92,899	4,257	6.11	102,472	6,681	8.69
Obligation under capital lease	5,230	286	7.29	5,296	290	7.30
Total borrowings	212,545	7,137	4.48	240,164	11,392	6.32
Total interest-bearing liabilities	2,550,156	57,312	3.00	2,471,175	75,433	4.07
Non-interest-bearing demand deposits	427,505			459,756
Other liabilities	29,613			28,696
Total non-interest-bearing liabilities	457,118			488,452
Total liabilities	3,007,274			2,959,627
Shareholders’ equity	365,360			352,704
Total liabilities and shareholders’ equity	$3,372,634			$3,312,331

Net interest income		$75,500			74,463
Interest rate spread (5)			2.82%			2.65%
Net interest margin (6)			3.31%			3.34%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.35%			120.33%

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

 Net interest income (on a tax-equivalent basis) increased $1.0 million to $75.5 million for the nine months ended September 30, 2008, from $74.5 million for the same period in 2007. Interest income (on a tax equivalent basis) decreased $17.1 million from the same period in 2007 to $132.8 million while interest expense decreased $18.1 million from the same period in 2007 to $57.3 million. Interest expense for the nine months ended September 30, 2007, includes a $791,000 write-off of unamortized issuance costs of redeemed Sun Trust III and Sun Trust IV trust preferred securities.  The interest rate spread and net interest margin (on a tax-equivalent basis) for the nine months ended September 30, 2008 was 2.82% and 3.31%, respectively, compared to 2.65% and 3.34%, respectively, for the same period in 2007. The net interest margin for the nine months ended September 30, 2007, adjusted for the $791,000 write-off of unamortized issuance costs of redeemed trust preferred securities, was 3.37%. The margin compression during the nine months ended September 30, 2008 reflects the Company’s increased interest spread offset by lower levels of non-interest bearing liabilities.

Table 4 sets forth certain information regarding changes in interest income and interest expense for the periods presented.

Table 4: Year-to-date Rate-Volume Variance Analysis (1)
	For the Nine Months Ended September 30, 2008 vs. 2007
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$6,296	$(20,495)	$(14,199)
Home equity	1,188	(1,141)	47
Second mortgage	250	70	320
Residential real estate	578	(512)	66
Other	(325)	(581)	(906)
Total loans receivable	7,987	(22,659)	(14,672)
Investment securities	(2,054)	1,435	(619)
Interest-bearing deposit accounts	(161)	(227)	(388)
Federal funds sold	(703)	(702)	(1,405)
Total interest-earning assets	5,069	(22,153)	(17,084)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	1,632	(8,377)	(6,745)
Savings deposits	(764)	(3,023)	(3,787)
Time deposits	2,251	(5,585)	(3,334)
Total interest-bearing deposit accounts	3,119	(16,985)	(13,866)
Borrowed money:
Federal funds purchased	399	(38)	361
Securities sold under agreements to repurchase - customers	(203)	(847)	(1,050)
FHLB advances (2)	(981)	(157)	(1,138)
Junior subordinated debentures	(580)	(1,844)	(2,424)
Obligation under capital lease	(4)	-	(4)
Total borrowings	(1,369)	(2,886)	(4,255)
Total interest-bearing liabilities	1,750	(19,871)	(18,121)
Net change in net interest income	$3,319	$(2,282)	$1,037
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

Overall interest income decreased $17.1 million for the nine months ended September 30, 2008, compared to the same period in 2007. Interest income on loans decreased $22.7 million as the yields earned on average loans receivable decreased 120 basis points.  This decrease was offset by an increase in interest income of $8.0 million as average loans receivable grew $158.6 million, or 6.5%. The increase in average loans receivable was funded by an increase in deposits, as well as calls or maturities of lower yielding investment securities.  In addition, the decrease of $26.0 million, or 62.2%, in average federal funds sold along with a decrease in the yields earned on these funds of 326 basis points resulted in an overall decrease to interest income of $1.4 million.

Overall interest expense decreased $18.1 million. Interest expense decreased $17.0 million as the cost of average interest-bearing deposit accounts decreased 97 basis points. This decrease was offset by an increase in interest expense of $3.1 million as average interest-bearing deposits grew $106.6 million, or 4.8%. The Company expects market competition for deposits will remain intense through 2008. In addition, the decreases in cost of junior subordinated debentures and customer repurchase agreements of 258 basis points and 297 basis points, respectively, resulted in a combined decrease in interest expense of $2.7 million.

Provision for Loan Losses. For the nine months ended September 30, 2008, the provision for loan losses was $12.4 million compared to $3.0 million for the same period in 2007 which increased the allowance for loan losses to total gross loans at September 30, 2008 to 1.28% as compared to 1.08% at December 31, 2007. The Company’s gross loans receivable grew 7.8% to $2.67 billion at September 30, 2008 as compared to the same period in 2007.  The provision during the first nine months of 2008 increased as a result of $5.3 million in net charge-offs which includes a $1.2 million charge-off on a participation interest in a residential development loan, $1.9 million in write-downs of commercial loans that the Company had previously identified as non-performing at the end of 2007 and $690,000 in two home equity loans which were junior positions behind substantial first mortgages on properties with diminished equity. In addition, the provision for loan losses during the nine months ended September 30, 2008 reflects the Company’s continuous monitoring of its loan portfolio for changes in credit quality, including approximately $2 million for an additional provision on a performing commercial loan which was downgraded.

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

Non-Interest Income. Non-interest income increased $2.9 million, or 14.9%, for the nine months ended September 30, 2008, as compared to the same period in 2007. The increase was primarily due to an increase of $1.7 million in income earned on investment products provided by a third-party broker-dealer, an increase in gain on commercial derivative products of $1.1 million, and an increase in BOLI income of $919,000. The increase in investment products income during the nine months ended September 30, 2008 was primarily attributable to the internalization of the Company’s investment products sales force, which previously operated under an agreement with the independent third-party broker-dealer. The increase in gain on commercial derivative products was the result of an increase in transaction volume and the increase in BOLI income was the result of a higher yield resulting from the BOLI restructuring combined with the purchase of $5.9 million of additional BOLI investments in the fourth quarter 2007. In addition, service charges on deposit accounts increased $389,000 primarily due to an increase in account analysis fees charged on wholesale customer accounts. These increases were offset by a decrease in net gain on sale of branches of $1.4 million which was recognized during the nine months ended September 30, 2007.

Non-Interest Expense.  Non-interest expense decreased $2.5 million for the nine months ended September 30, 2008, compared to the same period in 2007. While the employee count has remained essentially flat over the last 12 months, salaries and benefits increased $2.6 million over the same period in 2007. The increase in salaries and benefits included an increase in sales commissions of $1.1 million and an increase in stock compensation expense of $570,000. The increase in sales commissions during the nine months ended September 30, 2008 was primarily attributable to the internalization of the Company’s investment products sales force, which previously operated under an agreement with the independent third-party broker-dealer.  In addition, insurance premiums assessed by the FDIC increased $686,000, as compared to the same period in 2007 which included a one-time assessment credit of $526,000. Recent actions by the U.S. Government under the EESA have temporarily raised the limit on federal deposit insurance for all deposits to $250,000 from $100,000 until December 31, 2009. The Company is also participating in the unlimited federal deposit insurance coverage on all non-interest-bearing deposit transaction accounts which will result in an additional 10 basis points surcharge (annually) until the program’s expiration in December 2009.  Furthermore, the FDIC has recently proposed amending the method for assessing risk for purposes of calculating deposit insurance premiums.  This proposal is in the comment period.  If approved, the amendment could result in an increase of approximately 7 basis points to the Company’s deposit insurance premium.  These increases during the nine months ended September 30, 2008 were offset by a net gain on sale of other real estate properties of $589,000.

Income Tax Expense.  Income taxes decreased $3.3 million, or 49.1%, to $3.5 million for the nine months ended September 30, 2008 as compared to the same period in 2007.  The Company’s effective tax rate for 2008 decreased as a result of an increase in tax-exempt interest income and income from BOLI policies in relation to taxable income combined with lower pre-tax income.

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

The major source of the Company's funding is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, as well as maturities or calls of investment securities, while additional funds can be obtained from a variety of sources including brokered deposits, federal funds purchased, FHLB advances, securities sold under agreements to repurchase, loan sales or participations, and other secured and unsecured borrowings. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and highly competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies.  The Company has additional secured borrowing capacity with the FHLB of approximately $89.0 million, of which $34.6 million was outstanding at September, 2008, and other sources of approximately $86.8 million. The FHLB provides a reliable source of funds with a wide variety of terms and structures. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans.

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

With capital strength and preservation a priority, the Company has been judiciously repurchasing shares at attractive pricing, but not to the detriment of our well capitalized equity position.  In July 2007, the Board of Directors of the Company authorized the initiation of a stock repurchase plan covering up to 5%, or approximately 1,000,000 shares, of the Company’s outstanding common stock.  During 2007, the Company repurchased 1,010,523 shares of outstanding common stock thus completing in late December the initial repurchase plan.  The Board subsequently authorized a new stock repurchase plan covering up to approximately 5%, or 1,100,000 additional shares, of common stock to be repurchased in the open market or in privately negotiated transactions.  During the three and nine months ended September 30, 2008, the Company repurchased 180,400 and 546,200 shares, respectively, under the new plan.

The Company is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under these requirements, the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Tier 1 Capital, Total Capital, and Leverage (Tier I Capital divided by average assets) ratios are maintained. Failure to meet these minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At September 30, 2008, and December 31, 2007, the Company and the Bank’s capital exceeded all minimum regulatory requirements to which they are subject, and the Bank was “well-capitalized” as defined under the federal bank regulatory guidelines. The risk-based capital ratios below been computed in accordance with regulatory accounting practices. At September 30, 2008, no conditions or events had occurred that changed the Company’s classification as “adequately capitalized” and the Bank’s classification as “well-capitalized.”

			For Capital Adequacy		To Be Well-Capitalized Under Prompt Corrective
	Actual		Purposes		Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$347,528	11.67%	$238,162	8.00%	N/A
Sun National Bank	327,621	11.02	237,874	8.00	$297,343	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	312,971	10.51	119,081	4.00	N/A
Sun National Bank	293,064	9.86	118,937	4.00	178,406	6.00
Leverage ratio:
Sun Bancorp, Inc.	312,971	9.56	130,995	4.00	N/A
Sun National Bank	293,064	8.97	130,751	4.00	163,438	5.00

December 31, 2007
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$334,126	11.82%	$226,051	8.00%	N/A
Sun National Bank	311,961	11.06	225,697	8.00	$282,122	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	306,764	10.86	113,025	4.00	N/A
Sun National Bank	284,599	10.09	112,849	4.00	169,273	6.00
Leverage ratio:
Sun Bancorp, Inc.	306,764	9.67	126,850	4.00	N/A
Sun National Bank	284,599	9.00	126,540	4.00	158,175	5.00

(1) Not applicable for bank holding companies.

While the capital securities are deconsolidated in accordance with GAAP, they continue to qualify as Tier 1 capital under federal regulatory guidelines. These securities are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2008, the Company’s $90.0 million in capital securities qualify as Tier 1.

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

In October 2008, the U.S. government began to take actions to intervene in support of the credit markets, including the TARP whose initiative is to strengthen market stability, improve the strength of financial institutions and enhance market liquidity.  In addition, the CPP provides direct equity investment of preferred stock by the U.S. Treasury in qualified financial institutions.  The CPP is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  Applications must be submitted by November 14, 2008 and are subject to approval by the U.S. Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets with a maximum of the lesser of 3% of Risk-Weighted Assets or $25 billion; the minimum investment in the Company would be between approximately $30 million and $90 million.  The initial dividend rate would be 5% per year, until the fifth anniversary, and a dividend of 9%, thereafter.  The CPP also requires that the U.S. Treasury would receive warrants to purchase common shares with a market price equal to 15% of the capital invested by the Treasury.  These equity interests will constitute Tier 1 capital.  Although the Company has a strong capital position, it has submitted an application to participate in the CPP to further strengthen its capital.

The following information provides the pro-forma impact on the Company’s risk-based capital ratios as of September 30, 2008, assuming the Company’s participation in the TARP CPP:

Pro-forma Risk-Based Capital Ratios

	Sun Bancorp, Inc. Ratios
		Pro-forma (1)
	Actual	Minimum	Maximum
September 30, 2008
Total capital (to risk-weighted assets):	11.67%	12.61%	14.46%
Tier I capital (to risk-weighted assets):	10.51	11.46	13.32
Leverage ratio:	9.56	10.47	12.29
(1) Assumes 50% risk-weighting of new capital.

On October 24, 2008, the Company completed the sale of its entire six-branch Delaware retail network to Wilmington Savings Fund Society, FSB (“WSFS”).  The transaction with WSFS included a 12% premium on the sale of all the retail deposits, or approximately $96 million in deposits. No loans were sold in connection with this transaction and the Company supplemented its funding with wholesale borrowings.  The Company’s and Bank’s capital has increased as a result of the recognition of the sale premium.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at September 30, 2008 was $59.3 million, and the portion of the exposure not covered by collateral was approximately $1.6 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition consistent with Statement of Position  (“SOP”) No. 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with SFAS No. 5, Accounting for Contingencies, and estimated future obligations under letters of credit in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements.  The reserve for unfunded loan commitments and letters of credit as of September 30, 2008 and December 31, 2007 was $437,000 and $360,000, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Recent Accounting Pronouncements

In September 2008, the FASB issued FSP SFAS No. 133-1 and FIN No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument and amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of this statement are effective for annual or interim reporting periods ending after November 15, 2008.  The Company is currently evaluating the requirements of FSP SFAS No. 133-1 and FIN No. 45-4 and has not yet determined the impact, if any, on the Company’s financial condition or results of operation.

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

In November 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and expresses the current view of the staff that, consistent with guidance in SFAS No. 156, Accounting for Servicing of Financial Assets and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, the expected net future cash flows related to the associated servicing of a loan, including the servicing rights sold to a third party, should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Company adopted SAB No. 109 on January 1, 2008, as applicable, and it is applied to loan commitments issued or modified on mortgage loans to be held for sale. The adoption of SAB No. 109 did not have a material impact to the Company’s financial condition or results of operation.

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

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. See Note 14 for additional information on SFAS No. 157. The Company adopted SFAS No. 157 on January 1, 2008 and it did not have a material impact on the Company’s financial condition or results of operations.

FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company is continuing to evaluate the impact of FSP No. 157-2, but does not expect that it will have a material impact on the Company’s financial condition or results of operation.

In October 2008, the FASB issued FSP SFAS No. 157-3.   FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS No. 157-3 was effective upon issuance and included the periods for which financial statements had not been issued.   As a result, the Company applied the guidance as of September 30, 2008.

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

Gap Analysis. Banks are concerned with the extent to which they are able to match maturities or re-pricing characteristics of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring the bank’s interest rate sensitivity gap. Gap analysis measures the volume of interest-earning assets that will mature or re-price within a specific time period, compared to the interest-bearing liabilities maturing or re-pricing within that same time period.  On a monthly basis the Company and the Bank monitor their gap, primarily cumulative through both six months and one year maturities

At September 30, 2008, the Company’s gap analysis showed an asset sensitive position with total interest-bearing assets maturing or re-pricing within one year exceeding interest-earning liabilities maturing or re-pricing during the same time period by $153.9 million, representing a negative one-year gap ratio of 4.5%. All amounts are categorized by their actual maturity, anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

Net Interest Income Simulation. Due to the inherent limitations of gap analysis, the Company also uses simulation models to measure the impact of changing interest rates on its operations. The simulation model attempts to capture the cash flow and re-pricing characteristics of the current assets and liabilities on the Company’s balance sheet. Assumptions regarding such things as prepayments, rate change behaviors, level and composition of new balance sheet activity and new product lines are incorporated into the simulation model. Net interest income is simulated over a twelve month horizon under a variety of linear yield curve shifts, subject to certain limits agreed to by ALCO. The Company uses a base interest rate scenario provided by a third-party econometric modeling service.

The current exposure to changes in interest rates is largely influenced by deposit competition and the Company’s current expectation that the timing of deposit rate adjustments may be slightly different than the changes in market rates and the assets to which they are indexed.  The Company’s simulation also incorporates assumptions that in a significant rate decline, certain short term rates may reach a theoretical floor, whereas most longer term rates may see continued rate reductions.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity.

Table 5 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of September 30, 2008:

Table 5: Sensitivity Profile

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	0.6%
+100	0.3%
-100	-1.5%
-200	-3.7%

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

Information pertaining to outstanding interest rate swap agreements was as follows:

Table 6: Summary of Interest Rate Swap Agreements

	September 30,	December 31,
	2008	2007
Notional amount	$47,957	$49,472
Weighted average pay rate	6.80%	6.79%
Weighted average receive rate	4.47%	7.21%
Weighted average maturity in years	5.4	6.0
Unrealized loss relating to interest rate swaps	$(1,918)	$(1,526)

Customer Derivatives. The Company enters into commercial loan swaps in order to provide commercial loan customers the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively swaps the customer’s variable-rate loan into a fixed-rate loan. In addition, the Company has recently entered into an interest rate cap sale transaction with one commercial customer. The Company then enters into a corresponding swap agreement or interest rate cap purchase transaction with a third-party in order to offset its exposure on the variable and fixed components of the customer agreement. At September 30, 2008 and December 31, 2007, the notional amount of the swap arrangements was $1.2 billion and $767.6 million, respectively. As of September 30, 2008, the notional amount of the cap transaction was $13.1 million; there were no cap transactions outstanding as of December 31, 2007.  As the interest rate swaps and caps with the customers and third-parties are not designated as hedges under SFAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps and cap are structured to offset each other, changes in market values will have no earnings impact. The Company earned $491,000 and $2.2 million from facilitating customer derivative transactions during the three and nine months ended September 30, 2008, respectively, as compared to $297,000 and $1.1 million for the same periods in 2007.

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

The Company is not engaged in any legal proceedings of a material nature at September 30, 2008. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 1A.	Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10K for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	The following table reports information regarding repurchases of the Company’s common stock during the three months ended September 30, 2008.

	Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1),(2)
	July 1-31, 2008	180,400	$9.28	180,400	553,800
	August 1-31, 2008	-	-	-	553,800
	September 1-30, 2008	-	-	-	553,800
	Total	180,400		180,400

(1)In December 2007, the Company announced a stock repurchase plan covering up to 5%, or approximately 1,100,000 shares.  The repurchases are to be made from time to time in the open market, subject to the availability of shares, over approximately an 18-month period.
(2)The shares purchased do not reflect any adjustments as a result of the Company’s stock dividend declared in April 2008.

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

Sun Bancorp, Inc.
(Registrant)

Date: November 10, 2008	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer

Date: November 10, 2008	/s/ Dan A. Chila
Dan A. Chila
Executive Vice President and
Chief Financial Officer