Form 10-K
period 2008-12-31
SUN BANCORP INC /NJ/
filed 2009-03-16
CIK 1017793

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐ NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2008 was approximately $152.9 million.

As of March 12, 2009, there were 21,956,017 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2008. (Parts II and IV)
2.	Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders. (Part III)

SUN BANCORP, INC
FORM 10-K

PART I

SUN BANCORP, INC. (THE “COMPANY”) MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL “FORWARD-LOOKING STATEMENTS,” INCLUDING STATEMENTS CONTAINED IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS HERETO), IN ITS REPORTS TO SHAREHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  FORWARD-LOOKING STATEMENTS OFTEN INCLUDE THE WORDS “BELIEVES,” “EXPECTS,” “ANTICIPATES,” “ESTIMATES,” “FORECASTS,” “INTENDS,” “PLANS,” “TARGETS,” “POTENTIALLY,” “PROBABLY,” “PROJECTS,” “OUTLOOK,” OR SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS “MAY,” “WILL,” “SHOULD,” “WOULD,” “COULD.”

 THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY’S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY’S CONTROL).  THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY’S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS:  THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; MARKET VOLATILITY; THE CREDIT RISKS OF LENDING ACTIVITIES, INCLUDING CHANGES IN THE LEVEL AND TREND OF LOAN DELINQUENCIES AND WRITE-OFFS; THE OVERALL QUALITY OF THE COMPOSITION OF OUR LOAN AND SECURITIES PORTFOLIOS; THE EFFECTS OF, AND CHANGES IN, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM; INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; FLUCTUATIONS IN THE DEMAND FOR LOANS, THE NUMBER OF UNSOLD HOMES AND OTHER PROPERTIES AND FLUCTUATIONS IN REAL ESTATE VALUES IN OUR MARKET AREAS; RESULTS OF EXAMINATIONS OF THE BANK BY THE OFFICE OF THE COMPTROLLER OF THE CURRENCY (“OCC”), INCLUDING THE POSSIBILITY THAT THE OCC MAY, AMONG OTHER THINGS, REQUIRE US TO INCREASE OUR ALLOWANCE FOR LOAN LOSSES OR TO WRITE-DOWN ASSETS; OUR ABILITY TO CONTROL OPERATING COSTS AND EXPENSES; OUR ABILITY TO MANAGE DELINQUENCY RATES; OUR ABILITY TO RETAIN KEY MEMBERS OF OUR SENIOR MANAGEMENT TEAM; COSTS OF LITIGATION, INCLUDING SETTLEMENTS AND JUDGMENTS; INCREASED COMPETITIVE PRESSURES AMONG FINANCIAL SERVICES COMPANIES; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS’ PRODUCTS AND SERVICES; THE IMPACT OF CHANGES IN FINANCIAL SERVICES’ LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); CHANGES IN LAWS AND REGULATIONS OF THE U.S. GOVERNMENT, INCLUDING THE U.S. TREASURY AND ANY OTHER GOVERNMENT AGENCIES; TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER AND BUSINESS SPENDING, BORROWINGS AND SAVING HABITS AND DEMAND FOR FINANCIAL SERVICES IN OUR MARKET AREA; ADVERSE CHANGES IN SECURITIES MARKETS; INABILITY OF KEY THIRD-PARTY PROVIDERS TO PERFORM THEIR OBLIGATIONS TO US; CHANGES IN ACCOUNTING POLICIES AND PRACTICES, AS MAY BE ADOPTED BY THE FINANCIAL INSTITUTION REGULATORY AGENCIES, THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OR THE FINANCIAL ACCOUNTING STANDARDS BOARD; WAR OR TERRORIST ACTIVITIES; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

 THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE.  THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY UNLESS REQUIRED TO DO SO BY LAW OR REGULATION.

Item 1.  Business.

General

Sun Bancorp, Inc. (the “Company”), a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey.  The Company’s principal subsidiary is Sun National Bank (the “Bank”).  At December 31, 2008, the Company had total assets of $3.62 billion, total deposits of $2.90 billion and total shareholders’ equity of $358.5 million.  The Company’s principal business is to serve as a holding company for the Bank.  As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  At December 31, 2008, the Company had 667 full-time and 114 part-time employees.  As of December 31, 2008, the Company had 70 locations, including 62 Community Banking Centers in New Jersey and five Commercial Lending Centers, including one located in Wilmington, Delaware.

Through the Bank, the Company provides a comprehensive array of commercial and retail banking services.  The Company’s lending services to businesses include term loans and lines of credit, mortgage loans, construction loans, and equipment leasing.  The Company is a Preferred Lender with both the Small Business Administration (“SBA”) and the New Jersey Economic Development Authority.  The Company’s commercial deposit services include business checking accounts and cash management services such as electronic banking, sweep accounts, lockbox services, internet banking,  remote deposit and controlled disbursement services.  The Company’s lending services to consumers include residential mortgage loans, residential construction loans, second mortgage loans, home equity loans and installment loans.  The Company’s consumer deposit services include checking accounts, savings accounts, money market deposits, certificates of deposit and individual retirement accounts.  In addition, the Company offers mutual funds, securities brokerage, annuities and investment advisory services through a third-party arrangement.

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

The Company’s primary market area consists of the State of New Jersey.  In addition, although the Company sold its six Community Banking Centers located in New Castle County, Delaware during the fourth quarter 2008, it retained a loan production office in Delaware for its commercial lending which includes a portfolio of approximately $122 million at December 31, 2008.  The Company’s deposit gathering base and lending area is concentrated in the communities surrounding its offices in New Jersey.  The Company believes these markets are attractive and have strong growth potential based on key economic indicators.  The State of New Jersey has the highest median household income in the nation, as well as the second highest per capita income.  The Company’s markets are home to a diverse pool of businesses and industries, representing key opportunities for growth in the business and commercial banking products and services. Related to the Company’s retail growth, New Jersey is the most densely populated state in the U.S., providing a deep consumer base as well.  The Company’s market area is also home to many affluent suburbs, catering to commuters who live in New Jersey and work in New York and Philadelphia.

 Lending Activities

General.  The principal lending activity of the Company is the origination of commercial and industrial loans.  The Company also offers home equity loans, residential real estate and second mortgage loans and other consumer loans, including installment loans.  Substantially all loans are originated in the Company’s primary market area.  For more information about the Company’s lending activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans” in the Company’s 2008 Annual Report to Shareholders (the “Annual Report”), included herein as Exhibit 13.

Commercial and Industrial Loans.  Included as commercial and industrial loans are short- and long-term business loans, lines of credit, mortgage loans on commercial real estate and construction loans to developers and builders.  The Company’s primary lending focus is the origination of commercial loans.

The Company’s lending to businesses includes the origination of SBA guaranteed term loans and lines of credit.  The Company generally sells the guaranteed portion of each SBA term loan in the secondary market to generate fee income.  In 2008, the Company recognized a gain of $473,000 from the sale of such loans.

The Company is an SBA Preferred Lender.  As an SBA Preferred Lender, the Company is able to originate SBA Loans without requesting the approval of the SBA prior to closing the loan.

The trend of the Company’s lending continues to reflect the diversification of the commercial loan portfolio. As the Company’s marketplace has expanded within the State of New Jersey, likewise, its commercial lending activities have grown, especially in the central and more recently the northern parts of the state. A significant broad-based deterioration in economic conditions throughout New Jersey, including the real estate markets as well as other external factors, could have a material adverse effect on the credit quality of the loan portfolio and consequently, the Company’s financial condition, results of operations and cash flows. At December 31, 2008 and 2007, the Company did not have more than 10% of its total loans outstanding concentrated in any one category including, but not limited to, hospitality, entertainment and leisure industries and general office space.  Loan categories are based upon borrowers engaged in similar activities who would be similarly impacted by economic or other conditions.

Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the loan.  Additionally, the Company makes commercial loans for the acquisition, refinance, improvement and construction of real property.  Loans secured by owner occupied properties are dependent upon the successful operation of the borrower’s business.  If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired.  Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.  At December 31, 2008, the Company’s commercial real estate portfolio was $1.71 billion of which $771.9 million or 45.1% were classified as owner occupied and $941.4 million or 54.9% were classified as non-owner occupied.

In addition, a portion of the Company’s commercial loans are to contractors.   As of December 31, 2008, commercial loans to contractors was $140.8 million, or 5.1%, of the overall loan portfolio. The recessionary climate and stressed real estate values may negatively impact the ability of this group of borrowers’ ability to obtain profitable work and to collect on work performed on existing projects that are being affected by the downturn.

Home Equity Lines of Credit (“HELOC”).  The Company originates home equity lines of credit, secured by first or second homes owned or being purchased by the loan applicant.  HELOCs are consumer revolving lines of credit.  The interest rates charged on such loans can be fixed or floating and are generally related to the prime lending rate.  HELOC loans, which are underwritten to reflect the borrower’s ability to pay the full principal and interest, may provide for interest only payments for the first three years with principal payments to begin in the fourth year.  A home equity line is typically originated as a twenty-year note that allows the borrower to draw upon the approved line of credit during the same period as the note.  The Company generally permits a loan-to-value ratio in the range of 70% to 80% of the appraised value, less any outstanding mortgage.  HELOC loans expose the Company to the risk that falling collateral values may leave such credits inadequately secured especially in the current economic environment where residential real estate values have been negatively impacted.

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

Residential Real Estate Loans.  The Company originates residential mortgages through Sun Home Loans, Inc., a wholly owned subsidiary of the Company.  The majority of these loans are for owner occupied single-family residences and originated with a forward commitment to sell the loan in the secondary market with servicing released.  In 2008, the Company recognized a gain of $1.2 million from the sale of such loans.  The mortgage loans are typically sold with recourse, in the event of default within the first one to six months of origination, depending on the terms with the investor.  The Company did not have to repurchase any previously sold mortgage loans during 2008.

Other Loans.  Included in the category of “Other Loans” are certain small business loans serving businesses with credit needs up to $250,000.  These small business loans are generally lines of credit.  The Company has experienced credit quality challenges with our credit scored portfolio which consists of small business lines of credit of up to $100,000 that were approved based on a minimum qualifying credit score.  Products of this type which include overdraft protection for business checking accounts up to $2,500 or ten month term loans up to $50,000 are still being offered on a very limited basis.  It is the Company’s intention to aggressively manage this portfolio down during 2009 and beyond.  At December 31, 2008, the Company had $23.6 million of small business loans.

Also included in “Other Loans” are secured and unsecured installment loans to consumers.  Secured installment loans are secured by a variety of collateral, such as new and used automobiles, boats and certificates of deposits.  At December 31, 2008, the Company had $3.1 million of secured installment loans and $4.9 million of unsecured installment loans.  Installment loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly.  Repossessed collateral may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

Loans secured by modular housing and recreational vehicles are also included in the “Other Loans” category.  These loans are generated through third-party arrangements.  At December 31, 2008, the Company’s modular housing portfolio was $35.9 million.  In April 2007, the Company ceased its relationship with the third-party used to generate the recreational vehicle portfolio and as of December 31, 2008, there was $12.6 million outstanding.  Loans originated for modular housing uses the Company’s underwriting standards, rates and terms and are approved according to the Company’s policies which include appraisals on all new homes supporting a 90% loan to value on homes placed on land owned by the occupant and 80% on homes in which land is leased by the occupant.  The credit risk in these portfolios is managed like any other consumer portfolio through loan to value requirements, debt to income ratios and credit history of the borrower.  Historically, the modular home business and the recreational vehicle business has been viewed as a higher risk lending activity.

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

Loan Commitments.  When a commercial loan is approved, the Company may issue a written commitment to the loan applicant.  The loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage.  The loan commitment is valid for approximately 30 days.  At December 31, 2008, the Company had approximately $96 million in commercial loans that were approved but unfunded.

Credit Risk, Credit Administration and Loan Review.  Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms.  The Company incurs credit risk whenever it extends credit to, or enters into other transactions with customers.  The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers.  The credit administration department is responsible for the overall management of the Company’s credit risk and the development, application and enforcement of uniform credit policies and procedures the principal purpose of which is to minimize such risk.  One objective of credit administration is to identify and, monitor and report extensions of credit by industry concentration and the type of borrower.  Loan review and other loan monitoring practices provide a means for management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Company’s loan officers and are being applied uniformly.  Loan review coverage in 2008 was approximately $2 billion, or 85%, of the Company’s total outstanding loans.

The underpinning of the Company’s credit process is a numerical risk rating system.  All commercial and small business credit accommodations are assigned a risk rating at the time of initial underwriting by the relationship manager. The risk rating system is well-defined and requires quantification of various risk factors based on a 10 to 90 point scale.   Risk rating is a dynamic process and ratings will change as risk factors change.   Additionally, the system has a historic loss component and a qualitative factor component which are analyzed and adjusted quarterly and are central to the development of an appropriate reserve level for the loan portfolio.  The risk rating system is also the driver of management’s methodology for determining and monitoring the adequacy of the allowance for loan losses.

While management continues to review these and other related functional areas, there can be no assurance that the steps the Company has taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

Investment Activities

The investment policy of the Company is established by senior management and approved by Board of Directors.  It is based on asset and liability management goals which are designed to provide a portfolio of high quality investments that optimize interest income within acceptable limits of safety and liquidity.  The Company’s investments consist primarily of federal funds, securities issued or guaranteed by the United States Government or its agencies, mortgage-backed securities, states and political subdivisions and trust preferred securities.   For more information about the investment securities portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Investment Securities” in the Annual Report, included herein as Exhibit 13.

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

Deposits.  Consumer and commercial deposits, as well as deposits from governmental entities are attracted principally from within the Company’s primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  The Company regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate.  The Company joined the Certificate of Deposit Account Registry Service (CDARS®) program in 2008, which enables our local customers to obtain expanded FDIC insurance coverage on their deposits.  The Company may also obtain funding through brokered deposits.  For more information about the Company’s deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Deposits” in the Annual Report, included herein as Exhibit 13.

Borrowings.  The Company may obtain advances from the Federal Home Loan Bank of New York (“FHLBNY”) to supplement its funding requirements.  Such advances must be secured by a pledge of a portion of the Company’s assets which may include securities, first mortgage loans and other collateral acceptable to the FHLBNY.  The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $213 million and the FHLBNY of approximately $68 million, of which $71.5 million and $57.1 million, respectively, was utilized as of December 31, 2008. As of December 31, 2008, the Company had $159.4 million and $121.2 million in loans and securities, respectively, pledged as collateral on secured borrowings. The Company has additional unsecured borrowing capacity through lines of credit with other financial institutions of approximately $117 million.  For more information about the Company’s borrowings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Borrowings” in the Annual Report, included herein as an exhibit.

Securities Sold Under Agreements to Repurchase.  The Company has overnight repurchase agreements with customers as well as term repurchase agreements with the FHLBNY.  The Company obtains funds through overnight repurchase agreements with customers pursuant to which the Company sells U.S. Treasury notes or securities issued or guaranteed by one of the government sponsored enterprises to customers under an agreement to repurchase them, at par, on the next business day.  At December 31, 2008, the amount of securities under agreements to repurchase with customers totaled $20.3 million.  In addition, the Company may obtain funds through term repurchase agreements with the FHLBNY.  At December 31, 2008, the amount of repurchase agreements with the FHLBNY totaled $15.0 million.  For more information regarding repurchase agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Borrowings” in the Annual Report and Note 13 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13.

Fee Income Services

The Company offers an array of full-service banking capabilities though products and services designed to enhance the overall relationship with its customers.

Cash Management Services.  The Company offers a menu of cash management services designed to meet the more sophisticated needs of its commercial and small business customers.  The Cash Management department offers additional products and services such as electronic banking, sweep accounts, lockbox services, internet banking, remote deposit and controlled disbursement services.  Many of these services are provided through third-party vendors with links to the Company’s data center.

Sun Financial Services.  The Company’s investment services division, in conjunction with its broker-dealer affiliation, offers experienced professionals that deliver a full range of products and services to meet the specific needs of the Company’s customers.  The products offered include insurance, annuities, mutual funds, securities and real estate investment trusts.

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

Competition

The Company faces substantial competition in all phases of our operations.  The banking business in the State of New Jersey is highly competitive.  The State of New Jersey has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company, all of which are competitors of the Company to varying degrees.  In order to compete with the many financial institutions serving its primary market area, the Company’s strategy is to focus on providing a superior level of personalized service to local businesses and individual customers.

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

Emergency Economic Stabilization Act of 2008.  In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act (“EESA”) was enacted on October 3, 2008.  EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”).  Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability.  If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008.  The Secretary is authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700 billion if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary.  If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes.  Institutions that sell more than $300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial officer or any its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period.  The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments.  EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.  The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum.  The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred.  After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution.  No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock.  Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties.  The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights.  The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods.  The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred.  The issuing institution must grant the Treasury piggyback registration rights.  Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA.  Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred.  The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital.  The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants.  The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights.  The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital.  If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment.  The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

On January 9, 2009, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program, pursuant to which the Company sold (i) 89,310 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 1,543,376 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), for an aggregate purchase price of $89.3 million in cash.

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Pursuant to the terms of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company may repay any assistance it has received under the TARP Capital Purchase Program and may withdraw from this program without replacing such funds from any other source.  However, the Company must consult with its primary Federal banking regulatory prior to repaying the investment.

The Company believes that recent actions by the Treasury, the U.S. Congress and banking regulators have changed the rules applicable to companies participating in the TARP and such changes have created a competitive disadvantage for the Company.  Accordingly, as permitted by the ARRA, on February 27, 2009, the Company notified the Treasury that it intended to redeem in full all of its outstanding shares of Series A Preferred Stock, plus all accrued and unpaid dividends, as soon as possible.  The Treasury has advised the Company that it must consult with the Company’s primary federal banking regulator, the OCC, before it will permit repayment.  The Company has notified the OCC, as well as the Federal Reserve Board, regarding the repayment.  Once the redemption price is paid and the Series Preferred Stock is redeemed, the related preferred stock dividends will cease to accrue and the common stock warrant issued under the TARP will be liquidated if the Company chooses not to redeem the warrant at fair market value. The Company has sufficient funds to complete the redemption payment and will not have to issue any additional common shares or other securities. The Company believes it has sufficient capital and access to capital to operate without the TARP investment.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend declared on the Common Stock prior to January 9, 2009.  The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted.  These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock and (b) the date on which the Series A Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series A Preferred Stock to third parties.  The restrictions described in this paragraph are set forth in the Purchase Agreement.

In addition, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Junior Stock and Parity Stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.

“Junior Stock” means the Common Stock and any other class or series of stock of the Company the terms of which expressly provide that it ranks junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company. “Parity Stock” means any class or series of stock of the Company the terms of which do not expressly provide that such class or series will rank senior or junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company (in each case without regard to whether dividends accrue cumulatively or non-cumulatively).

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $8.68 per share of the Common Stock. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Upon the request of Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Series A Preferred Stock may be deposited and depositary shares (“Depositary Shares”), representing fractional shares of Series A Preferred Stock, may be issued.  The Company registered the Series A Preferred Stock, the Warrant, the shares of Common Stock underlying the Warrant (the “Warrant Shares”) and Depositary Shares on February 6, 2009.  Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series A Preferred Stock and December 31, 2009.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the EESA.  In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) executed a waiver (the “Waiver”) voluntarily waiving any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into a letter agreement (the “Letter Agreement”) with the Company amending the Benefit Plans with respect to such Senior Executive Officer as may be necessary, during the period that the Treasury owns any debt or equity securities of the Company acquired pursuant to the Purchase Agreement or the Warrant, as necessary to comply with Section 111(b) of the EESA.

The foregoing description of the TARP, the CPP and securities covered thereby is qualified in its entirety by reference to the Summary of Senior Preferred Terms and other information regarding the TARP and CPP published on the Department’s website at www.treasury.gov and incorporated herein by reference

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, ARRA was enacted.  ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch.  The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure.  The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks.

Under ARRA, an institution will be subject to the following restrictions and standards through out the period in which any obligation arising from financial assistance provided under TARP remains outstanding:

●	Limits on compensation incentives for risk taking by senior executive officers;

●	Requirement of recovery of any compensation paid based on inaccurate financial information;

●	Prohibition on “Golden Parachute Payments”;

●	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;

●	Publicly registered TARP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans;

●	Prohibition on bonus, retention award, or incentive compensation, except for payments of long term restricted stock;

●	Limitation on luxury expenditures;

●	TARP recipients are required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC’s compensation disclosure rules;

●	The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC;

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

Regulatory Capital Requirements.  The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising bank holding companies, such as the Company and in processing applications to it under the Bank Holding Company Act.  The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the Office of the Comptroller of the Currency.  At December 31, 2008, the Company was in compliance with all applicable regulatory capital requirements.  See Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

Dividend Restrictions.  Dividends from the Bank constitute the principal source of income to the Company.  The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company.  Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $40.9 million at December 31, 2008.  In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

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

Acquisitions.  The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches both inside and outside its home state.  The establishment of new interstate branches is possible in those states with laws that expressly permit it.  Interstate branches are subject to certain laws of the states in which they are located.

Insurance of Deposit Accounts.  The Bank's deposits are insured to applicable limits by the Federal Deposit Insurance Corporation.  Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions had not been required to pay premiums for ten years prior to January 1, 2007.  The Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), which was signed into law on February 15, 2006, resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation.  In addition, the Reform Act gave the FDIC greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

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

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at 1.25%.  The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios.  Beginning in 2007, institutions in Risk Category I are assessed for deposit insurance at an annual rate of between five and seven basis points, with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution's individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt.   Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.

Due to recent bank failures, the FDIC determined that the reserve ratio was 1.01% as of June 30, 2008.  In accordance with the Reform Act, the FDIC was required to establish and implement a plan within 90 days to restore the reserve ratio to 1.15% within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV have been increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC has proposed to set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. In addition, the FDIC is simultaneously issuing an interim rule to impose a 20 basis point special assessment (and possible additional special assessments of up to 10 basis points thereafter) to be paid in September 2009.  An institution’s assessment rate can vary from the initial base rate as a result of possible adjustments.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions, Tier 1 capital. The assessment rate would be adjusted towards the maximum rate for Risk Category I institutions that have a high level of brokered deposits or have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%. Reciprocal deposit arrangements like the CDARS® would count as brokered deposits for Risk Category II, III and IV institutions but not for Risk Category I institutions. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLBNY advances) to domestic deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase the base assessment rate by more than 50%.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF.  The FICO assessment rate on, which is determined quarterly based upon rates, which are determined quarterly, totaled 0.011% of insured deposits in fiscal 2008.  These assessments will continue until the FICO bonds mature in 2017.

Pursuant to EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009.  On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009. Senior unsecured debt would include federal funds purchased and certificates of deposit outstanding to the credit of the bank.  All eligible institutions participate in the program without cost for the first 30 days of the program. After December 5, 2008, institutions will be assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at the rate of 75 basis points of the amount of debt issued. Institutions were required to opt out of the Temporary Liquidity Guarantee Program by December 5, 2008 if they do not wish to participate. The Bank did not opt out of either part.  The Company did not have any senior unsecured debt at December 31, 2008.

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

At December 31, 2008, the Bank’s leverage ratio and total and Tier 1 risk-based capital ratios exceeded the minimum regulatory capital requirements.  See Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report.

 Enforcement Powers of Federal Banking Agencies.  Federal banking agencies possess broad powers to make corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company.  The extent of these powers depends on whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  At December 31, 2008, the Bank exceeded the required ratios for classification as “well capitalized.”  The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

Under the OCC’s prompt corrective action regulations, the OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a bank is considered “well capitalized” if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OCC to meet a specific capital level.  A bank generally is considered “adequately capitalized” if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating).  A bank that has lower ratios of capital is categorized as “undercapitalized,” “significantly under capitalized,” or “critically undercapitalized.”  Numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.

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

At December 31, 2008, the Bank’s total and Tier 1 risk-based capital ratios and leverage ratios exceeded the minimum regulatory capital requirements.   See Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report.

Item 1A.  Risk Factors.

The following is a summary of the material risks related to an investment in the Company’s securities.

RISKS RELATED TO OUR BUSINESS

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. economy or the U.S. banking system.

On October 3, 2008, President Bush signed into law EESA which, among other measures, authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.”  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions.  On January 9, 2009, the Company sold 89,310 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) along with a warrant to purchase 1,543,376 shares of the Company’s common stock at a per share exercise price of $8.68 pursuant to the TARP Capital Purchase Program. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  Most recently, on February 17, 2009, the ARRA was signed into law.  ARRA, more commonly known as the economic stimulus bill or economic recovery package, is intended to stimulate the economy and provides for broad infrastructure, education and health spending.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies.  Insured institutions were automatically covered by this program from October 14, 2008 until December 5, 2008, unless they opted out prior to that date.  Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2009.  The debt includes all newly issued unsecured senor debt including promissory notes, commercial paper and inter-bank funding.  The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009, or, for certain insured institutions, 2% of liabilities as of September 30, 2008.  The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.  The Bank elected to participate in both parts of the temporary liquidity guarantee program.

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Difficult market conditions and economic trends have adversely affected our industry and our business.

We are particularly exposed to downturns in the U. S. housing market.  Dramatic declines in the housing market over the past year, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations, cash flows and stock price.  We do not expect that the difficult market conditions will improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry.  In particular, we may face the following risks in connection with these events:

●	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

●	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.

●
We also may be required to pay even higher Federal Deposit Insurance Corporation premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

●
Our ability to borrow from other financial institutions or the Federal Home Loan Bank on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events.

●	We may experience a decrease in dividend income from our investment in Federal Home Loan Bank stock.

●	We may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations and cash flows.

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors including:

●	Variations in our quarterly operating results.

●	Changes in market valuations of companies in the financial services industry.

●	Governmental and regulatory legislation or actions

●	Issuance of shares of common shares or other securities in the future.

●	The addition or departure of key personnel.

●	Cyclical fluctuations.

●	Changes in financial estimates or recommendations by securities analysts regarding us or shares of our common shares.

●	Announcements by us or our competitors of new services or technology, acquisitions, joint ventures.

●	Activity by short sellers and changing government restrictions on such activity

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends, or currency fluctuations, also could cause our stock price to decrease regardless of operating results.

The market value of our securities portfolio may be impacted by the level of interest rates and the credit quality and strength of the underlying issuers.

If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value through a charge to earnings.  As of December 31, 2008, we owned two pooled trust preferred securities classified as available for sale with an aggregate historical cost of $9.0 million and an estimated fair value of $1.5 million.  During the quarter ended December 31, 2008, these securities were determined to be other than temporarily impaired and, as a result, a charge of $7.5 million was incurred during the quarter.  In addition, as of December 31, 2008, we had two single trust-preferred securities with an original cost basis of $20 million and an estimated fair value of $10.3 million and a pooled trust-preferred security with an original cost basis of $8.8 million and an estimated fair value of $2.7 million, both classified as available for sale.  We have reviewed these securities and determined that the decreases in estimated fair value are temporary.  We perform an ongoing analysis of these securities.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.

The Company, through the Bank, is a member of the FHLBNY, and is required to maintain an investment in its capital stock and it is restricted in that they can only be redeemed by the issuer at par value. On January 8, 2009, Moody’s Global Banking issued a report stating the potential for a significant other-than-temporary impairment (“OTTI”) charge on private label mortgage-backed securities held by the Federal Home Loan Banks (“FHLBanks”).  Of the 12 regional FHLBanks, capital levels for 8 of these banks would be in jeopardy of meeting minimum regulatory capital requirements under a “worst-case” scenario that assumes all private label securities owned by the FHLBanks are deemed to be impaired.  The capital levels of the other 4 FHLBanks, which includes FHLBNY, would remain above minimum regulatory capital requirements under the same scenario.  The FHLBNY has since declared a fourth quarter dividend which was distributed to member financial institutions on January 30, 2009 and the president of the FHLBNY issued a report stating the FHLBNY anticipates positive earnings for both the fourth quarter and full-year 2008 and that initial indications are that OTTI charges in the fourth quarter of 2008 for the FHLBNY, if any, will not be material.  The Company does not believe that an OTTI of its holdings exists as of December 31, 2008 and will continue to monitor the financial performance of the FHLBNY.  If FHLBNY is unable to meet minimum regulatory capital requirements or is required to aid the remaining FHLBanks, the Company’s holdings in FHLBNY may be determined to be other than temporarily impaired and may require a charge to the Company’s earnings which could have a material impact on our financial condition, results of operations and cash flows.

Our profitability could be adversely affected if we are unable to promptly deploy the capital raised in our recent offering

We may not be able to immediately deploy all of the capital raised in the recent sale of the Series A Preferred Stock to the Treasury.  Investing the offering proceeds in securities until we are able to deploy the proceeds or investing in securities that do not provide the expected return may provide lower margins than we generally earn on loans, potentially adversely affecting shareholder returns, including earnings per share, return on assets and return on equity.

The Bank’s loan portfolio includes a substantial amount of commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

The Company’s commercial and industrial loan portfolios, which include commercial real estate loans, totaled $2.2 billion at December 31, 2008, comprising 82.7% of total loans.  Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans.  Any significant failure to pay or late payments by the Company’s customers would hurt the Company’s earnings.  The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, and the effects of general economic conditions on income-producing properties.  A significant portion of the Company’s commercial real estate and commercial and industrial loan portfolios includes a balloon payment feature.  A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.

Furthermore, commercial real estate loans secured by owner occupied properties are dependent upon the successful operation of the borrower’s business.  If the operating company suffers difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired.  Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.  The collateral for the Company’s commercial loans that are secured by real estate are classified as 45.1% owner occupied properties and 54.9% non-owner occupied properties.

Overall, the Company’s market place has expanded within the State of New Jersey and likewise, commercial lending activities have grown, especially in the central and more recently the northern parts of the state.  A significant broad based deterioration in economic conditions throughout New Jersey, including the real estate markets as well as other external factors, could have a material adverse effect on the credit quality of the loan portfolio and consequently, the Company’s financial condition, results of operations and cash flows.

If the Company has failed to provide an adequate allowance for loan losses, there could be a significant negative impact on its earnings.

The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral for the loan.  Based upon factors such as historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality, the Company’s management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses.  At December 31, 2008, the Company’s allowance for loan losses was $37.3 million which represented 1.36% of total loans and 79.69% of nonperforming loans.  If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the bank regulatory authorities require the Company to increase its allowance for loan losses, its financial condition, results of operations and cash flows could be significantly and adversely affected.  Given that the components of the allowance are based partially on historical losses and on risk rating changes in response to recent events, required reserves may trail the emergence of any unforeseen deterioration in credit quality.

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

The most significant component of the Company’s net income is net interest income, which accounted for 75.4% of total revenue in 2008 and 79.1% in 2007.  Net interest income is the difference between the interest income generated on interest-earning assets, such as loans and investments, and the interest expense paid on the funds required to support earning assets, namely deposits and borrowed funds.  Interest income, which represents income from loans, investment securities and short-term investments is dependent on many factors including the volume of earning assets, the level of interest rates, the interest rate sensitivity of the earning assets and the levels of nonperforming loans.  The cost of funds is a function of the amount and type of funds required to support the earning assets, the rates paid to attract and retain deposits, rates paid on borrowed funds and the levels of non-interest bearing demand deposits.

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

After maintaining a tightening bias through 2006, the Federal Reserve Board began easing rates in September 2007 by decreasing the federal funds target rate by 50 basis points, the first time rates decreased since June 2003. By the end of 2007, the Federal Reserve Board decreased short-term rates an additional 50 basis points to a new target rate of 4.25%.  In response to concerns over a weakening economy, the Federal Reserve Board began 2008 with an unprecedented drop of 75 basis points followed by an additional 50 basis points at Federal Open Market Committee (“FOMC”) meetings on January 22nd and January 30th, respectively.  Further reductions followed at the March and April FOMC meetings totaling 100 basis points.  After a mid-year hiatus, the Federal Reserve Board reduced rates again twice in October and also in December.  As of year end, the target federal funds rate ranged from 0.0% to 0.25%, a historic low. Longer term rates generally followed the declines in the federal funds rate; however, the magnitude of the change was not as dramatic as short rates. The yield curve was generally positive throughout most of 2008. Turmoil in the financial markets resulted in widening of credit spreads. These wider spreads impacted both the asset and liability sides of the Company’s balance sheet. Wider spreads available on loans were offset by higher rates demanded for deposits. Further Federal Reserve Board interest reductions or yield curve flattening in 2009 will likely result in further compression of the Company’s net interest margin which could have an impact on the Company's financial condition, results of operations and cash flows.

If the goodwill that the Company has recorded in connection with its acquisitions becomes impaired, there could be a negative impact on the Company’s profitability.

Under the purchase method of accounting for all business combinations, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquiror’s balance sheet as goodwill and identifiable intangible assets.  At December 31, 2008, the Company had $146.7 million of goodwill and identifiable intangible assets on its balance sheet.  Companies must evaluate goodwill for impairment at least annually.  Write-downs of the amount of any impairment are to be charged to the results of operations in the period in which the impairment is determined and there would not be any impact to the Company’s regulatory capital ratios.  Based on tests of goodwill and identifiable intangible assets impairment, the Company has concluded that there has been no impairment during 2008 and 2007, and thus no write-downs have been recorded.  However, the Company will continue to monitor conditions, such as fluctuations in market value and credit quality for both the Company and its peers, which would trigger the need for a more frequent review.  There can be no assurance that the future evaluations of goodwill and identifiable intangible assets will not result in determinations of impairment and write-downs which could have a non-cash impact on the Company's financial condition and results of operations.

Government regulation significantly affects the Company’s business and operations.

The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations.  The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its business.

Overall, these various statutes establish the corporate governance and permissible business activities for the Company, acquisition and merger restrictions, limitations on inter-company transactions, capital adequacy requirements, and requirements for anti-money laundering programs and other compliance matters.  These regulations are designed primarily for the protection of the deposit insurance funds, consumers and not to the benefit of the Company’s shareholders.  Financial institution regulation has been the subject of significant legislation in recent years and may continue to be the subject of further significant legislation in the future, which is not in the control of the Company.  Significant new laws, or changes to existing laws could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.  Overall compliance with all the required statutes increases Sun’s operating expenses, requires a significant amount of management’s attention and could be a competitive disadvantage with respect to non-regulated competitors.

RISKS RELATED TO THE SERIES A PREFERRED STOCK

The Series A Preferred Stock is equity and is subordinate to all of our existing and future indebtedness; regulatory and contractual restrictions may limit or prevent us from paying dividends on the Series A Preferred Stock; and the Series A Preferred Stock places no limitations on the amount of indebtedness we and our subsidiaries may incur in the future.

Shares of the Series A Preferred Stock are equity interests in Sun Bancorp and do not constitute indebtedness. As such, the Series A Preferred Stock, like our common stock, ranks junior to all indebtedness and other non-equity claims on Sun Bancorp with respect to assets available to satisfy claims on Sun Bancorp, including in a liquidation of Sun Bancorp. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred stock like the Series A Preferred Stock, (1) dividends are payable only when, as and if authorized and declared by, our Board of Directors and depend on, among other things, our results of operations, financial condition, debt service requirements, other cash needs and any other factors our Board of Directors deems relevant, (2) as a New Jersey corporation, we may not pay dividends if, after giving effect thereto, we would not be able to pay our debts as they come due in the usual course of business, or our total assets would be less than our total liabilities; and (3) we may not pay dividends on our capital stock if we are in default on certain indebtedness or have elected to defer payments of interest on our subordinated indebtedness.

The Company is an entity separate and distinct from its principal subsidiary, Sun Bank, and derives substantially all of its revenue in the form of dividends from that subsidiary. Accordingly, The Company is and will be dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on the Series A Preferred Stock and its common stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on the Series A Preferred Stock.  Also, Sun Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

In addition, the Series A Preferred Stock does not limit the amount of debt or other obligations we or our subsidiaries may incur in the future. Accordingly, we and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to the Series A Preferred Stock or to which the Series A Preferred Stock will be structurally subordinated.

An active trading market for the Series A Preferred Stock may not develop.

The Series A Preferred Stock is not currently listed on any securities exchange and we do not anticipate listing the Series A Preferred Stock on an exchange unless we are requested to do so by Treasury pursuant to the securities purchase agreement between us and Treasury. There can be no assurance that an active trading market for the Series A Preferred Stock will develop, or, if developed, that an active trading market will be maintained. If an active market is not developed or sustained, the market value and liquidity of the Series A Preferred Stock may be adversely affected.

The Series A Preferred Stock may be junior in rights and preferences to our future preferred stock.

Subject to approval by the holders of at least 66 2/3% of the shares of Series A Preferred Stock then outstanding, voting together as a separate class, we may issue preferred stock in the future the terms of which are expressly senior to the Series A Preferred Stock. The terms of any such future preferred stock expressly senior to the Series A Preferred Stock may restrict dividend payments on the Series A Preferred Stock. For example, the terms of any such senior preferred stock may provide that, unless full dividends for all of our outstanding preferred stock senior to the Series A Preferred Stock have been paid for the relevant periods, no dividends will be paid on the Series A Preferred Stock, and no shares of the Series A Preferred Stock may be repurchased, redeemed, or otherwise acquired by us. This could result in dividends on the Series A Preferred Stock not being paid when contemplated. In addition, in the event of our liquidation, dissolution or winding-up, the terms of the senior preferred stock may prohibit us from making payments on the Series A Preferred Stock until all amounts due to holders of the senior preferred stock in such circumstances are paid in full.

Holders of the Series A Preferred Stock have limited voting rights.

Unless and until we are in arrears on our dividend payments on the Series A Preferred Stock for six dividend periods, whether or not consecutive, the holders of the Series A Preferred Stock will have no voting rights except with respect to certain fundamental changes in the terms of the Series A Preferred Stock and certain other matters and except as may be required by New Jersey law. If dividends on the Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the total number of positions on the Sun Bancorp Board of Directors will automatically increase by two and the holders of the Series A Preferred Stock, acting as a class with any other parity securities having similar voting rights, will have the right to elect two individuals to serve in the new director positions. This right and the terms of such directors will end when we have paid in full all accrued and unpaid dividends for all past dividend periods.  Based on the current number of members of the Sun Bancorp Board of Directors (15), directors elected by the holders of the common stock would have a controlling majority of the Board and would be able to take any action approved by them notwithstanding any objection by the directors elected by the holders of the Series A Preferred Stock.

If we are unable to redeem the Series A Preferred Stock after five years, the cost of this capital to us will increase substantially.

If we are unable to redeem the Series A Preferred Stock prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $4.5 million annually) to 9.0% per annum (approximately $8.0 million annually). See “Description of Series A Preferred Stock—Redemption and Repurchases.” Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is not insured and you could lose the value of your entire investment.

An investment in shares of our common stock is not a deposit and is not insured against loss by the government.

Our management and significant shareholders control a substantial percentage of our stock and therefore have the ability to exercise substantial control over our affairs.

As of December 31, 2008, our directors and executive officers beneficially owned approximately 9.0 million shares, or approximately 38.3% of our outstanding common stock, including options to purchase approximately 1.5 million shares, in the aggregate, of our common stock at exercise prices ranging from $4.51 to $16.10 per share and exercisable within 60 days of December 31, 2008. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common or preferred stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 50,000,000 shares of common stock of which 21,830,798 shares were outstanding as of December 31, 2008 and up to 1,000,000 shares of preferred stock of which no shares were outstanding as of December 31, 2008 and 89,310 shares are outstanding as of the date hereof. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. In addition, a total of 3,054,121 shares of common stock are reserved for issuance under our stock-based incentive plans of which 2,620,924 shares of common stock are subject to options or grants of restricted stock units.  As of December 31, 2008, options to purchase a total of 1,949,277 shares were exercisable and had exercise prices ranging from $4.51 to $18.36.  Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

Provisions of our Amended and Restated Certificate of Incorporation and the New Jersey Business Corporation Act could deter takeovers which are opposed by the Board of Directors.

Our Amended and Restated Certificate of Incorporation requires the approval of 80% of our outstanding shares for any merger or consolidation unless the transaction meets certain fair price criteria or the business combination has been approved or authorized by the Board of Directors.  As a New Jersey corporation with a class of securities registered with the Securities and Exchange Commission, the Company is governed by certain provisions of the New Jersey Business Corporation Act that also restrict business combinations with stockholders owning 10% or more of Sun Bancorp’s outstanding shares (“interested stockholders”) for a period of five years after such interested stockholder achieves such status unless the business combination is approved by the Board of Directors prior to the stockholder becoming an interested stockholder.  The New Jersey Shareholders’ Protection Act also restricts business combinations with an interested stockholder after the five-year period unless the transaction receives the approval of two-thirds of the shares outstanding, exclusive of the shares held by the interested stockholder or the transaction satisfies certain fair price requirements.

The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock.

The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) January 9, 2012 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) pay a cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors.

The Series A Preferred Stock impacts net income available to our common stockholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared and the accretion on discount on the Series A Preferred Stock will reduce the net income available to common stockholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Sun Bancorp. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 6.6% of the shares of our common stock outstanding as of March 12, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

At December 31, 2008, the Company operated from its main office in Vineland, New Jersey.  The Company has 62 Community Banking Centers and five Commercial Lending Centers, including one Commercial Lending Center located in its main office.  The Company leases its main office, 28 Community Banking Centers and all of its Commercial Lending Centers.  At December 31, 2008, the Company’s commitments under noncancelable operating leases were $31.1 million which are payable in years subsequent to December 31, 2008.  The remainder of the Community Banking Centers are owned by the Company.  At December 31, 2008, the Company’s net bank properties and equipment was $48.6 million.

Item 3.  Legal Proceedings.

The Company or the Bank is periodically involved in various claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company’s and the Bank’s business.  While the ultimate outcome of these proceedings cannot be predicated with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows.  In addition, management was not aware of any pending or threatened material litigation as of December 31, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained under the captions “Common Stock Price Range and Dividends,” “Issuer Purchases of Equity Securities” and “Stock Performance” in the Company’s 2008 Annual Report to Shareholders, included herein as Exhibit 13 to this Report (the “Annual Report”).

Item 6.  Selected Financial Data.

The information contained under the caption “Selected Financial Data” in the Annual Report is included herein as Exhibit 13.

Item  7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is included herein as Exhibit 13.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Gap Analysis” and “ - Net Interest Income Simulation” in the Annual Report are included herein as Exhibit 13.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements of Sun Bancorp, Inc. and the Summarized Quarterly Financial Data included in the notes thereto, included in the Annual Report, are included herein as  Exhibit 13.

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

(b)           Internal Control over Financial Reporting

1.           Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Annual Report, included herein as Exhibit 13.

2.           Attestation Report of Independent Public Accounting Firm.

The attestation report of Deloitte & Touche LLP on the Company’s internal control over financial reporting, as defined in Rule 15d-15e of the Securities Exchange Act of 1934, appears in the Annual Report filed, included herein as Exhibit 13.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information contained under the sections captioned “Additional Information About Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I - Election of Directors” in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

(c)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2008 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	Weighted-average exercise price of outstanding options, warrants and rights (4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1)	2,620,924	$10.27	433,197
Equity compensation plans not approved by shareholders (2)	-	-	-
Total	2,620,924	$10.27	433,197

(1)
Plans approved by shareholders include the 1997 Stock Option Plan, the 2002 Stock Option Plan and the 2004 Stock Based-Incentive Plan, as amended.  The amount of securities includes options for 171,282 shares of our common stock as a result of our assuming obligations under stock option plans of Advantage Bank in connection with an acquisition in 2006 and Community Bancorp of New Jersey in connection with an acquisition in 2004.  While we assumed the obligations existing under these plans as of the time of merger, we have not and will not in the future, use them to make further grants.

(2)	Not applicable.

(3)	Amount includes 100,934 unvested restricted stock awards that have been granted, but not yet issued, and are therefore not included in shares outstanding.

(4)	Amount does not reflect the market value of 100,934 unvested restricted stock awards included in columns (a) herein.

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
(1)
The following consolidated financial statements and the report of independent registered public accounting firm of the Registrant included in the Registrant’s Annual Report to Shareholders are included herein as Exhibit 13 and also in Item 8 hereof.

Reports of Independent Registered Public Accounting Firm Consolidated Statements of Financial Condition as of December 31, 2008 and 2007
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
	(2)	There are no financial statements schedules that are required to be included in Part II, Item 8.
(b)	The following exhibits are filed as part of this report:

	3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)
	3.2	Certificate of Amendment to the Registrant’s Amended and Restated Certificate of Incorporation Setting Forth the Terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (2)
	3.3	Amended and Restated Bylaws of Sun Bancorp, Inc. (3)
	4.1	Form of certificate evidencing the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A(2)
	4.2	Warrant to purchase shares of the Registrant’s common stock dated January 9, 2009 (2)
	4.3	Letter Agreement (including Securities Purchase Agreement-Standard Terms attached as Exhibit A) dated January 9, 2009 between the Registrant and the United States Department of the Treasury (2)
	10.1	1995 Stock Option Plan (4)
	10.2	Amended and Restated 1997 Stock Option Plan (5)
	10.3	2002 Stock Option Plan (6)
	10.4	Amended and Restated 2004 Stock-Based Incentive Plan (7)
	10.5	Directors Stock Purchase Plan (8)
	10.6	Separation Agreement and General Release for former President and Chief Executive Officer, Thomas A. Bracken (9)
10.7
Form of Management Change in Control Severance Agreement, as amended and restated (A. Bruce Dansbury, Chief Operating Officer; Dan A. Chila, Executive Vice President and Chief Financial Officer; and Bart A. Speziali, Executive Vice President) (3)

	10.8	Management Change in Control Severance Agreement, as amended and restated, for Chairman of the Board, Bernard A. Brown (3)
	10.9	Management Change in Control Severance Agreement, as amended and restated, for Vice-Chairman of the Board, Sidney R. Brown (3)
	10.10	Agreement with President and Chief Executive Officer Thomas X. Geisel (10)
	11	Computation regarding earnings per share (11)
	13	2008 Annual Report to Shareholders
	21	Subsidiaries of the Registrant
	23	Consent of Deloitte & Touche LLP
	31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on February 6, 2009 (Registration Number 333-157131).
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on January 9, 2009 (File No. 0-20957).
(3)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 24, 2007 (File No. 0-20957).
(4)	Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form 10 filed on June 28, 1996 (File No. 0-20957).
(5)	Incorporated by reference Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).
(6)	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on April 16, 2002 (File No. 0-20957).
(7)	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the SEC on April 12, 2007 (File No. 0-20957).
(8)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on August 1, 1997 (File No. 333-32681).
(9)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on April 17, 2007 (File No. 0-20957).
(10)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 0-20957).
(11)	Incorporated by reference to Note 23 of the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 16, 2009.

SUN BANCORP, INC.

By:	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2009

/s/ Bernard A. Brown	/s/ Sidney R. Brown
Bernard A. Brown	Sidney R. Brown
Chairman	Vice Chairman, Secretary and Treasurer

/s/ Anat Bird	/s/ Irwin J. Brown
Anat Bird	Irwin J. Brown
Director	Director

/s/ Jeffrey S. Brown	/s/ John A. Fallone
Jeffrey S. Brown	John A. Fallone
Director	Director

/s/ Peter Galetto, Jr.	/s/ Thomas X. Geisel
Peter Galetto, Jr	Thomas X. Geisel
Director	President & Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas J. Heun	/s/ Anne E. Koons
Douglas J. Heun	Anne E. Koons
Director	Director

/s/ Eli Kramer	/s/ Alfonse M. Mattia
Eli Kramer	Alfonse M. Mattia
Director	Director

/s/ George A. Pruitt	/s/ Anthony Russo, III
George A. Pruitt	Anthony Russo, III
Director	Director

/s/ Edward H. Salmon	/s/ Dan A. Chila
Edward H. Salmon	Dan A. Chila
Director	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)