Form 10-K/A
period 2008-12-31
SUN BANCORP INC /NJ/
filed 2009-04-29
CIK 1017793

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: December 31, 2008

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer ☒	Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).YES  NO ☒

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

SUN BANCORP, INC
FORM 10-K /A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Sun Bancorp, Inc. for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009 (the “Original Filing”).  We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because it was incorporated by reference to our Proxy Statement which, as of the date of the Original Filing, we intended to file within 120 days of the end of our fiscal year but which will not be filed by that deadline.  The cover page of the Amendment reflects this fact.  In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and other than expressly indicated in this Amendment, we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing, including, but not limited to, the declaration of a 5% stock dividend by the Board of Directors of Sun Bancorp, Inc. (the “Company”) which was declared on April 16, 2009 to be paid on May 14, 2009 to stockholders of record as of April 30, 2009.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to the directors and the executive officers of the Company and Sun National Bank (the “Bank”), including their names, ages, and the years they first became directors or executive officers of the Company or the Bank.  The term of office of each director expires at the 2009 Annual Meeting of Stockholders.

Name	Age	Year First Elected or Appointed(1)
DIRECTORS

Bernard A. Brown	84	1985
Anthony Russo, III	66	1985
Sidney R. Brown	51	1990
Peter Galetto, Jr.	55	1990
Anne E. Koons	56	1990
Douglas J. Heun	62	1997
Edward H. Salmon	66	1997
Ike Brown	54	1998
Jeffrey S. Brown	49	1999
Alfonse M. Mattia	67	2001
George A. Pruitt	62	2001
Eli Kramer	54	2004
John A. Fallone	55	2006
Anat Bird	57	2007
Thomas X. Geisel	47	2008

EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK

Bart A. Speziali	59	1992
Dan A. Chila	61	2000
A. Bruce Dansbury	55	2001

_________________
(1)	For directors, refers to the year such individual became a director of the Company or the Bank. For officers, refers to the year such individual joined the Company or the Bank.

Biographical Information

All directors and executive officers have held their present positions for at least five years unless otherwise stated.

Bernard A. Brown has been Chairman of the Board of Directors of the Company since its inception in January 1985, as well as Chairman of the Board of Directors of the Bank.  Mr. Brown is also the Chairman of the Board of Directors of NFI, a trucking conglomerate headquartered in Vineland, New Jersey.  He is also Chairman of the Board of Vineland Construction Company and owns several other real estate companies with extensive property holdings.  Directors Ike Brown, Sidney R. Brown, Anne E. Koons and Jeffrey S. Brown are the children of Bernard A. Brown.

Anthony Russo, III has been a director of the Company since May 2002.  Mr. Russo is also a director of the Bank and was one of its founding directors in 1985.  He is a lifetime resident of Tabernacle, NJ, where he is President of Russo’s Fruit & Vegetable Farm & Greenhouses, Inc., a 400 acre fruit and vegetable, greenhouse, wholesale and retail operation that has been in business for over 60 years.  Mr. Russo is an investor and founder of Medsun Bank Properties.  Mr. Russo is Vice President of the Tabernacle Co-operative Growers Association, serves on the Board of Directors of the Trenton Farmers Market Growers Cooperative and is actively involved in New Jersey Farm Bureau and New Jersey Department of Agriculture activities.

Sidney R. Brown is Vice Chairman of the Board of Directors of the Company and has served as a director, treasurer and secretary since 1990.  He is also a director of the Bank.  Mr. Brown served as Acting President and CEO of the Company from February 2007 to January 2008.  Mr. Brown is the Chief Executive Officer of NFI, its subsidiaries and affiliates.  NFI has a national scope servicing its customers’ transportation, leasing, distribution, warehousing and third party logistics needs.  Mr. Brown is a general partner of various real estate companies having extensive holdings with an emphasis on development and management of commercial and industrial real estate.  Mr. Brown is also a director of J & J Snack Foods Corp.

Peter Galetto, Jr. has been a director of the Company since April 1990.  He is also a director of the Bank.  Mr. Galetto also served as the Secretary of the Company from April 1990 to March 1997.  Mr. Galetto is the President of Stanker & Galetto, Inc., an industrial building contractor located in Vineland, New Jersey.  He is the Secretary/Treasurer of Tri-Mark Building Contractors, Inc.  Mr. Galetto is also a board member of South Jersey Healthcare, Cumberland Cape Atlantic YMCA, Hendricks House and St. John Bosco Finance Committee.  Mr. Galetto has been honored by several organizations for his community service.  He has been awarded Entrepreneur of the Year by the South Jersey Development Council, Gregor Mendal Award from St. Augustine Prep in 1999, Vineland Rotary Club Outstanding Vocational Accomplishments in 1994 and the Order Sons of Italy in America Distinguished Golden Lion Award, 2000.  Mr. Galetto is also an officer and director of several other corporations and organizations.

Anne E. Koons has been a director of the Company since April 1990.  She is also a director of the Bank.  Ms. Koons is a real estate agent with Prudential Fox & Roach.  Ms. Koons is a member of the Cooper Hospital University Foundation Board and serves on the board of directors of Woodcrest Country Club.  She is also an officer and director of several other companies.

Douglas J. Heun has been a director of the Company since May 2002.  He is also a director of the Bank.  Mr. Heun is a Certified Public Accountant and a founding partner of Tracey Heun Brennan & Co., an accounting and consulting firm in Southern New Jersey.  He is a Certified Financial Planner (CFP).  He is licensed by the AICPA as an Accredited Business Valuator (ABV), a Certified in Financial Forensics (CFF), and a Personal Financial Specialist (PFS).  In addition to his membership in the AICPA, he is also a member of the New Jersey Society of CPAs.  Mr. Heun is a partner in a number of real estate partnerships and other business activities.  Mr. Heun is President of the Challenged Children’s Charities Corporation, Vice President of the Helen L. Diller Vacation Home for Blind Children, Member of the Board of Trustees for the Richard Stockton College of New Jersey Foundation, and Committee Member of The Stainton Society.

Edward H. Salmon has been a director of the Company since May 2002.  He is also a director of the Bank.  For 27 years, Dr. Salmon served as a teacher, coach and school administrator in the Millville Public School System.  In addition, he has 26 years of public service as the Mayor of Millville, Freeholder Director of Cumberland County, New Jersey State Legislator, and a member of the Governor’s Cabinet serving as President of the New Jersey Board of Public Utilities.  As a State Utilities Regulator, Dr. Salmon served as Vice President of the National Association of Regulatory Utility Commissioners, Trustee of the National Regulatory Research Institute, President of the Great Lakes Conference (16 States) and on the Board of Directors for the National Society of Rate of Return Analysts.  Dr. Salmon formerly served as Vice Chairman of AUS, Inc. and President/CEO of AUS Consultants.  Currently, Dr. Salmon is Chairman of Salmon Ventures Limited, a company providing national consulting to utilities, industry, business, education and government.

Ike Brown has been a director of the Company since March 1998.  He is also a director of the Bank.  Mr. Brown is Vice Chairman and director of NFI, President of NFI RoadRail, and is one of the general partners of The Four B’s, a partnership which has extensive real estate holdings in the Eastern United States and which primarily engages in investment in, and the consequent development of, commercial real estate, leasing and/or sale.  Mr. Brown is currently an officer and director of several other corporations and partnerships in the transportation, equipment leasing, insurance, warehousing and real estate industries.  He is also a major investor in two Dallas Texas area restaurants.  Mr. Brown is also very active in philanthropic activities in the Dallas/Ft. Worth Texas area.

Jeffrey S. Brown has been a director of the Company since April 1999.  He is also a director of the Bank.  Mr. Brown is Vice Chairman of NFI, a comprehensive provider of freight transportation, warehousing, third party logistics, contract manufacturing, and real estate development.  He is also President of NFI Real Estate, one of the top real estate development companies in the industry.  Mr. Brown is one of the general partners of The Four B’s, a partnership with extensive holdings primarily in the Eastern United States.  He is also an officer and director of several other corporations and partnerships in the transportation, equipment leasing, insurance, warehousing and real estate industries.

Alfonse M. Mattia has been a director of the Company since May 2001.  He is also a director of the Bank.  Mr. Mattia is a Certified Public Accountant and a founding partner of Amper Politziner & Mattia, a regional accounting and consulting firm with offices in New Jersey, New York and Pennsylvania.  He served as Co-Chairman of the Rutgers University Family Business Forum and has served as a member of “The Group of 100,” a national group formed by the American Institute of Certified Public Accountants to protect the public interest and position the accounting profession for the future.  A member of the American Institute of Certified Public Accountants, he served three years on the Assurance Services Executive Committee at the AICPA and is the firm representative to the Major Firms Group where he chaired the annual meeting in 2000.  Mr. Mattia is a member of the Harvard Business School Club and the Columbus Citizens Foundation, both in New York.  He is also a member of the Board of Trustees at Rider University.

George A. Pruitt has been a director of the Company since May 2002.  He is also a director of the Bank.  Dr. Pruitt has been President of Thomas Edison State College since 1982.  He is a member, and Past Board Chairman, of the Mercer County Chamber of Commerce, Trenton, NJ; and is a past member of the National Advisory Committee on Institutional Quality and Integrity, United States Department of Education.  He sits on the Boards of Directors of Rider University, Lawrenceville, NJ; Structured Employment Economic Development Corporation, New York, NY; the Union Institute, Cincinnati, OH;  and is a member of the board of directors of the American Association of State Colleges and Universities.  He is a former director of the Trenton Savings Bank.  He has served in an advisory capacity to three Secretaries of Education.  He is the recipient of three honorary degrees in addition to numerous awards, honors, and commendations.  In a study of presidential leadership funded by the Exxon Education Foundation, Dr. Pruitt was identified as one of the most effective college presidents in the United States.

Eli Kramer has been a director of the Company since July 2004.  He is also a director of the Bank.  Mr. Kramer has been a principal in real estate development companies since 1976 and is a partner in Central Jersey Management Co.  He is also a principal in Arcturus Group, a real estate advisory and asset management firm serving the financial industry.  He was a co-founder and Vice Chairman of the Board of Directors of Community Bancorp of New Jersey, prior to its acquisition by the Company.  He also served as a Director and Chairman of the Board of Colonial State Bank.  Mr. Kramer is a co-founder and principal in L. J. Kushner and Associates, L.L.C., an executive recruiting firm specializing in Information Security.  Mr. Kramer serves as a Trustee on the Boards of the Jewish Educational Center, Elizabeth, NJ and the Holocaust Resource Center at Kean University.

John A. Fallone has been a director of the Company since January 2006.  He is also a director of the Bank.  Mr. Fallone has been involved in various real estate ventures including residential developments, commercial centers and active adult communities.  He has owned and managed recreational facilities such as indoor tennis, fitness and swim clubs, developed day care facilities/restaurants and various office complexes.  Mr. Fallone was a founder and served as Chairman of the Board of Directors of Advantage Bank.  Prior to that, he served on the Board of Directors of Unity Bank.  He has served as a director and officer of the New Jersey Builders Association and has been active in the National Home Builders Association.  Mr. Fallone has been honored for community service, including hosting fund raising events for the Somerset County Special Olympics and was recently named “Volunteer of the Year” by the New Jersey Special Olympic Committee.

Anat Bird has been a director of the Company since January 2007.  She is also a director of the Bank.  Ms. Bird is the President and Chief Executive Officer of SCB Forums, Ltd., which she founded in 1994.  SCB Forums arranges and facilitates peer group meetings for bank CEO’s and other executive positions as well as provides consulting services to financial services companies.  From March to November 2001, Ms. Bird was President and CEO of California Community Bancshares.  Prior to that, she was an Executive Vice President for Wells Fargo Bank and served as Region President for Northern California; she was Group Head and an Executive Vice President for Norwest Bank in Minnesota prior to Norwest’s merger with Wells Fargo in 1998.  Before joining Norwest in 1997, Ms. Bird had been Chief Operating Officer and a director of Roosevelt Financial Group, Inc. in Chesterfield, Missouri.  Ms. Bird currently serves on the board of directors of Sterling Bancshares, Inc. in Houston, Texas, AmTrust Bank in Cleveland, Ohio and. MidFirst Bank based in Oklahoma City, Oklahoma.

Thomas X. Geisel joined the Company as President and Chief Executive Officer in January 2008 and is also a director of the Company.  Mr. Geisel also serves as the President and Chief Executive Officer of the Bank and is a director of the Bank.  Prior to joining Sun, Mr. Geisel held a number of positions with KeyBank. He joined Key in July 1999 in New York City where he served as Managing Director of Investment Banking for the East and West Regions of KeyBanc Capital Markets (formerly McDonald Investments’ Key Business Advisory Services division).  In 2002, he was promoted to President of Key’s Capital Region New York District and subsequently to Regional Executive for Commercial Banking for which he relocated to Albany, New York.  From 2005 through 2007, he served as President for KeyBank’s Northeast Region, which comprised eight districts across New York, New England and Florida, with assets of approximately $20 billion and revenue exceeding $550 million.  Mr. Geisel’s other experience includes representing the U.S. Department of Justice in various capacities domestically and as a diplomat in Latin America and the Caribbean.  As an active member of the community, Mr. Geisel serves on the board of directors of the New Jersey State Chamber of Commerce and the Atlantic County Community Development Corporation (CDC), a part of the Greater Atlantic City Chamber of Commerce.  He also currently serves as the chairman of the American Heart Association’s 2009 Southern New Jersey Spring Heart Walk.  Additionally, he is a member of the CEO Group.

Bart A. Speziali has been with the Bank since 1992 and serves as Executive Vice President and Senior Lending Officer and manages the Wholesale Lending Division for the Southern Region.  Mr. Speziali has over 30 years of banking experience in the New Jersey marketplace.  He presently serves on the Executive Council of the American Heart Association for Cumberland County.  Mr. Speziali also is a trustee for the Southern New Jersey Development Council and is a member of their Economic Development Committee.  He also serves as treasurer and a member of the Board of Directors of the United Way of Atlantic County and is a member of the Center City Vineland Redevelopment Plan Advisory Committee and trustee of the Quinton Sportsmen’s Club.  He also has served as president of the Cumberland Cape Atlantic YMCA and the Exchange Club of Vineland and was a member of the Neighborhood Empowerment Council on Housing for the City of Vineland.

Dan A. Chila joined the Company in April 2000 as the Executive Vice President and Chief Financial Officer.  Mr. Chila also serves as Executive Vice President and Chief Financial Officer of the Bank.  He has over 30 years of banking experience and is a Certified Public Accountant.  Prior to joining the Company, Mr. Chila was Senior Vice President and Chief Financial Officer of Peoples Bancorp, Lawrenceville, New Jersey.  Prior to that, Mr. Chila was a Senior Vice President in the Financial Division of CoreStates Financial Corporation where he held positions of CFO at several CoreStates banking subsidiaries and Business Divisions.  Mr. Chila is a member of the American Institute of Certified Public Accountants, the New Jersey Society of Certified Public Accountants, and the Pennsylvania Institute of Certified Public Accountants.  He is a Trustee of Salesianum School, Wilmington, DE and is also a member of the President’s Advisory Council of LaSalle University.

A. Bruce Dansbury joined the Bank in April 2001 and serves as Executive Vice President, Chief Operating Officer, and Chief Credit Policy Officer for the Bank.  Mr. Dansbury also serves as Executive Vice President and Chief Operating Officer of the Company.  Mr. Dansbury has over 32 years of banking experience in New Jersey and prior to joining the Bank held the title of Business Bank Executive for First Union National Bank.  His professional affiliations and activities include: past director and past president, Trenton Downtown Association; past member of Shoprite LPGA Classic Board; Rider University Business Advisory Board; and director of the Mercer County Chamber of Commerce.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s common stock, to file reports of ownership and changes in ownership of the Company’s common stock with the Securities and Exchange Commission.  Based upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were complied with during the year ended December 31, 2008 with the exception of one untimely filing by Mr. Al Mattia and Mr. Jeff Brown due to an inadvertent error for each.

Director Nomination Process

The Company does not currently pay fees to any third party to identify or evaluate or assist in identifying or evaluating potential nominees for director positions.  The Nominating and Corporate Governance Committee gives a recommendation to the Board of Directors of the persons to be nominated by the Company for election.  The Committee’s process for identifying and evaluating potential nominees includes soliciting recommendations from directors and officers of the Company and its wholly-owned subsidiary, Sun National Bank.  Additionally, the Committee will consider persons recommended by shareholders of the Company in selecting the Committee’s nominees for election.  There is no difference in the manner in which the Committee evaluates persons recommended by directors or officers and persons recommended by shareholders in selecting Board nominees.

Audit Committee

The Audit Committee met 10 times during 2008.  This committee currently consists of Directors Galetto, Heun, Kramer, Mattia and Salmon. Both Mr. Heun and Mr. Mattia meet the definition of an audit committee financial expert under the regulations of the Securities and Exchange Commission.

The Company has adopted a Code of Ethics and Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  A copy of the Code of Ethics and Conduct is posted at the Company’s website at www.sunnb.com.

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the material elements of the Company’s compensation program for the last fiscal year applicable to the principal executive officer, principal financial officer and the other officers included in the summary compensation table (referred to as the “Named Executive Officers” or the “named officers”).

Compensation Philosophy And Objectives.  The underlying goal of the Company’s compensation program is to promote increases in long-term shareholder value by closely aligning the financial interests of the Company and its shareholders with the Named Executive Officers and other members of senior management (collectively, “Executive Management”).

In accordance with the Charter of the Company’s Compensation Committee, the Compensation Committee seeks to design and administer executive compensation programs that will achieve the following primary objectives:

▪	Support a pay-for-performance policy that differentiates compensation based on corporate and individual performance;

▪	Motivate employees to assume increased responsibility and reward them for their achievement;

▪
Provide total compensation opportunities that are comparable to those offered by other leading companies, allowing the Company to recruit and retain top quality, dedicated executives who are critical to its long-term success; and

▪
Align the interests of executives with the long-term interests of shareholders by providing executives with equity award opportunities that will result in favorable long term compensation opportunities as long-term shareholder value grows.

              Annually, the Company establishes specific financial performance targets that are defined by the Compensation Committee and are incorporated into the budgeting process.  The Company’s goal is to promote and administer a comprehensive pay-for-performance program consistent with such financial performance targets.

The Company’s compensation program is designed to promote performance by the Named Executive Officers and the entire Executive Management group as a team.  For 2008, performance of the Named Executive Officers was primarily evaluated based upon Company performance targets measured by projected earnings per share.  The Company strives to provide each Named Executive Officer with a total compensation opportunity that the Compensation Committee deems to be market competitive with comparably-sized, community banks, both nationally and regionally, assuming the Company’s performance is at budgeted, targeted levels.  The Company believes that this market positioning is appropriate to attract and retain top-caliber talent in a highly competitive labor market for executive staff.

The Company maintains programs to create short-term and longer-term incentive compensation opportunities for its Executive Management.  In 2008, the Company made additional awards of stock options and stock awards to its Named Executive Officers and other members of the Executive Management team consistent with its long-term compensation goals.  Such equity awards become earned and non-forfeitable over a four or five year period in order to serve as a retention tool in addition to a compensation incentive.

Role of the Compensation Committee.  The Compensation Committee’s primary responsibility is to assist the Board in discharging the Board’s responsibilities relating to compensation of the Company’s Executive Management.  The Committee evaluates and recommends to the Board appropriate policies and decisions relative to salary, annual cash incentives, long-term equity-based incentives and other compensation programs for the Executive Management.  For 2008, the members of the Company’s Compensation Committee were Anat Bird, Committee Chairman, Eli Kramer, Alfonse M. Mattia, and George A. Pruitt.

The Compensation Committee has periodically engaged compensation consultants and advisors to provide advice on both board and executive compensation issues.  During 2008, the Compensation Committee did not receive specific guidance from any such consultants with respect to compensation for the Named Executive Officers.

Role of Executives in Compensation Committee Deliberations.  The Compensation Committee has frequently requested the Company’s Vice Chairman to assist in analyzing existing compensation programs and studying proposed compensation program changes.  Additionally, the Vice Chairman has provided guidance to the Committee regarding Executive Management performance evaluation, bonus plan recommendations, and other executive compensation matters.  As appropriate, the Committee requests the presence of the Company’s Vice Chairman and/or its President and CEO at Committee meetings to discuss executive compensation matters and to evaluate Company and individual performance.  Occasionally, other executives may be requested to attend a Committee meeting to provide pertinent financial, tax, accounting, or operational information.  Executives in attendance may provide their insights and suggestions, but only independent Compensation Committee members vote on decisions regarding executive compensation.

The Compensation Committee discusses the compensation of the Company’s President and CEO directly with him, but final deliberations and all votes regarding the President and CEO’s compensation are made in executive session, without the President and CEO being present.  The Committee also determines the compensation for other Named Executive Officers, based on the President and CEO’s recommendations and input from outside advisors and counsel.

Compensation Framework.  In developing and administering the Company’s executive compensation policies and programs, the Committee considers the three aspects of the Compensation program:

▪	Pay components - each element of total compensation, including the rationale for each component and how each component relates to the total compensation structure;

▪	Pay level - the factors used to determine the total compensation opportunity, or potential payment amount at different performance levels, for each pay component; and

▪
Relationship of executive compensation to performance - how the Company determines appropriate performance measures and goals for incentive plan purposes, as well as how pay levels change as a function of performance.

Pay Components.  The Company’s executive compensation program includes the components listed below:

1.
Salary - a fixed base salary, generally set at competitive levels that reflects each executive’s position, individual performance, experience, and expertise.  Such base salary levels are reviewed annually by the Compensation Committee.

2.
Annual Cash Incentive - a bonus pay program that varies based on individual and Company performance against annual business objectives; the Company communicates the associated performance metrics, goals, and bonus award opportunities to the executives as early in the fiscal year as is practical.  Final bonus determinations are made following the end of each fiscal year based upon a review of the stated performance metrics and bonus opportunities as well as the discretionary considerations of the Compensation Committee.  For 2008, the Compensation Committee determined that Annual Cash Incentive awards for the Executive Management would be funded based upon projected earnings per share, and would be allocated based on earnings per share and individual performance.

3.
Long-Term Incentives - equity-based awards with the compensation values driven by the long-term market performance of the Company’s stock price in order to align executive pay with long-term shareholder interests.  In 2008, the Compensation Committee awarded additional stock awards to Executive Management to serve as long-term compensation incentives.

4.
Change-in-Control Severance Agreements - These types of agreements detail the rights and obligations of the employer and executive in the event of termination of employment following a change-in-control transaction or other involuntary termination of employment.

5.	Other Compensation - perquisites consistent with industry practices in comparable banks and broad-based employee benefits such as medical, dental, disability, and life insurance coverage.

Pay Component #1. Salary

The Company pays its executives salaries that are intended to be competitive and take into account the individual’s experience, performance, responsibilities, and past and potential contribution to the Company, with annual salary reviews determined in conjunction with an annual performance assessment.  The Committee intends that salary, together with annual cash incentive and long-term incentives at targeted Company performance levels, will fall between the market median and upper quartile when compared to market competitors for similar executive talent.

In February 2008, the Compensation Committee approved the 2008 base salary levels for the Named Executive Officers based on Company performance achieved in 2007 and a review of competitive market data.  In February 2008, the Compensation Committee approved increasing the 2008 base salary levels for Bruce Dansbury, EVP and Chief Operating Officer, from $300,000 to $310,000, and Dan Chila, EVP and Chief Financial Officer, from $289,275 to $300,000.  The Compensation Committee met in February 2009 and determined not to provide base salary increases to the Named Executive Officers.

Pay Component #2. Annual Cash Incentive

The Company uses annual discretionary cash incentives to focus management’s attention on current strategic priorities and to drive achievement of short-term corporate objectives.  This program, referred to as the Annual Cash Incentive Plan, provides annual cash incentive compensation for the Named Executive Officers and other Company employees.

For the 2008 fiscal year, the Compensation Committee established both team and individual performance goals for the Named Executive Officers under the Annual Cash Incentive Plan.  The team goals are to be measured against Company performance targets mutually agreed upon by both management and the Compensation Committee.  Bonus awards under this Plan were determined for 2008 primarily based upon earnings per share.  To the extent that 100% of the earnings per share targets are achieved, the Annual Cash Incentives for the Named Executive Officers will be 35% of base salary.  If the earnings per share target is at least 95% achieved, then 50% of the Annual Cash Incentive will be awarded on a non-discretionary basis and 50% will be awarded within the discretion of the Compensation Committee on a case by case basis based upon an evaluation of individual performance and Company performance.  If the earnings per share target is at least 90% achieved, then the Annual Cash Incentive will be awarded within the discretion of the Compensation Committee on a case by case basis based upon an evaluation of individual performance and Company performance.  If less than 90% of the earnings per share target is achieved, then there will be no Annual Cash Incentive award.  To the extent that 110% of the earnings per share targets are achieve, the Annual Cash Incentives for the Named Executive Officers will be 50% of base salary.

The Annual Cash Incentive program for Mr. Geisel, President and CEO, was detailed in Mr. Geisel’s letter of employment.  Such program provides for a payment of a cash bonus calculated as a percentage of his base salary and is dependent upon the Company’s attainment of annually agreed upon financial targets.  For example, upon attainment of 100% of the Company’s agreed upon financial targets, his bonus would be 70% of base salary; attainment of 110% of the approved financial targets will result in a bonus of 100% of base salary; attainment of 105% of the approved financial targets will result in a bonus of 80% of base salary; attainment of 95% of the approved financial targets will result in a bonus of 65% of salary; attainment of 90% of the approved financial targets will result in a bonus of 60% of salary.  Attainment of Company performance below 90% of the approved financial targets may result in a bonus payment determined within the discretion of the Compensation Committee; attainment of Company performance above 110% of the approved financial targets may result in an additional bonus payment (in addition to a bonus of 100% of base salary) determined within the discretion of the Compensation Committee.  Such bonus will be paid on or before March 15 following the completion of the Company’s fiscal year and its annual audit.

Pay Component #3. Long-Term Incentives (“LTI”)

The Company believes that equity ownership by the Named Executive Officers and Directors aligns executive and director interests with those of the shareholders.  In 2004, the Company adopted the 2004 Stock-Based Incentive Plan.  This omnibus stock plan, as amended in 2007, provides for granting of up to 1,428,977 shares in the form of incentive stock options, non-qualified stock options and full-value stock awards, such as restricted stock.  The Plan further permits the vesting of stock awards based upon achievement of Company performance measures as well as continued service.  In prior years, the Company has used stock options as the primary vehicle for long-term incentive compensation for management and full-value shares of Company stock for the Directors.  In 2008, additional stock awards were made to the Named Executive Officers and other members of the Executive Management as a long-term retention incentive and as part of an effort to adjust the cash-equity mix of compensation for these respective positions, in order to better align compensation with long-term shareholder interests.  Such awards will vest over a four year period.

The Compensation Committee does not have a specific policy or practice related to the timing of equity awards other than it reviews the opportunity to make such awards from time to time during the year based upon a variety of factors, including recruitment and promotion opportunities that might arise during the year, and achievement of the annual performance goals and operating results of the Company throughout the year.  Stock options that are awarded have an exercise price equal to no less than the fair market value of such Company stock on the date of such award grant, and option awards are not subject to re-pricing.  Although the Company encourages its Executive Management and Directors to maintain investments in Company stock, the Company does not have any specific equity ownership requirements or guidelines.  The Company does not have any policy regarding members of Executive Management or Directors hedging the economic risks of equity ownership of Company stock, and the Company does not participate in any programs to facilitate this practice.

In February 2009, the Compensation Committee reviewed the 2008 performance goals and actual performance achieved.  The Compensation Committee has not approved Annual Cash Incentive Awards in 2009 for any Named Executive Officers based upon its consideration of individual job performance and overall Company performance.  In February 2009, the Compensation Committee granted Restricted Stock Awards which become earned and non-forfeitable in February 2013 as a retention incentive to the following Named Executive Officers:   Dan Chila – 9,182 shares; Bruce Dansbury – 8,273 shares.

Pay Component #4. Change-in-Control Severance Agreements

The Company has Change-in-Control severance agreements with each of the Named Executive Officers.  These arrangements provide executives with income security including severance benefits in the event of a termination of employment following a change-in-control transaction.  The primary provisions of these agreements include that each Named Executive Officer will be entitled to a severance payment of 2.999 times their average prior five year’s W-2 earnings in the event of termination of employment following a change of control transaction.  In addition, such individuals may continue medical and dental coverage for a period of up to eighteen months following termination of employment at the executive’s expense in accordance with COBRA.  Such agreements with the Named Executive Officers (except for Mr. Bernard Brown, Chairman) also include a provision for a tax gross-up related to any excise taxes payable by the employee under Internal Revenue Code Sections 280G and 4999.  The agreement for Mr. Thomas Geisel provides for a severance payment in the event of his termination by the Company prior to completion of two years of employment equal to 21 months of salary and bonus payments, and severance protection after completion of two years of employment of 18 months of salary and bonus payments.  In addition, the agreements for the other Named Executive Officers (except for Mr. Bernard Brown, Chairman and Mr. Sidney Brown, Vice Chairman) include a provision for the payment of severance compensation equal to fifteen months of base salary and bonus in the event of the involuntary termination of employment of such executive officer independent of any change in control transaction, absent termination for “cause” as defined in such agreement.  Such severance payments are conditioned upon the executive complying with certain post-termination limitations on his or her business activities in competition with the Company following such termination of employment.

Pay Component #5. Other Compensation

The Named Executive Officers (except Mr. Bernard Brown, Chairman and Mr. Sidney Brown, Vice Chairman) participate in the Company’s broad-based employee benefit plans, such as medical, dental and supplemental disability insurance programs and the 401(k)  plan with a Company matching contribution. Mr. Dansbury receives an allowance for Country Club Membership, and Messrs. Chila and Dansbury have an auto lease arrangement with the Company.  Mr. Geisel receives a monthly automobile allowance.  As of December 2008, Mr. Chila has use of a company owned vehicle, as does Mr. Dansbury as of February 2009.

Summary of Pay Components

The Company uses the pay components discussed above in an effort to balance various objectives.  The Company seeks to balance short-term and longer-term performance targets, so annual incentives are combined with long-term incentives.  The compensation framework seeks to balance the executives’ need for current cash, economic security, and funds to cover taxes due on long-term incentives (with salary and annual cash incentives) with the need for alignment of executives’ long-term interests with those of shareholders through vehicles such as equity grants.  These components provide some measure of security with competitive base salaries and overall employee benefit programs, while motivating executives to focus on the strategic goals that will produce outstanding Company financial performance, increases in long-term shareholder value and long-term wealth creation for the executives.

Pay Level.  Pay levels for executives are determined based on a number of factors, including the desire to maintain a team-based management culture, the individual’s roles and responsibilities within the Company, the individual’s experience and expertise, the pay levels for other members of the management team within the Company, pay levels in the marketplace for similar positions, individual performance and Company operating results.  The Compensation Committee is responsible for approving pay levels for the Named Executive Officers.

As noted earlier, the Company’s compensation program is designed to position an executive’s total compensation opportunity at competitive levels among comparable regional and national community banks, assuming the Company’s financial performance is at expected target levels.  Total compensation consists of base salary, annual cash incentives, and long-term incentives in the form of stock options and stock awards and all other forms of compensation, including the 401(k) Company matching contribution, insurance premiums, and perquisites, including car leasing and fees for country club memberships.

The primary data source used in setting competitive market levels for executive officer pay is the information publicly disclosed by other comparable community banks.  These comparable companies are reviewed annually and may change from year-to-year.  These companies, which have been carefully reviewed and considered by the Compensation Committee, include community banks of similar size and business strategy both nationally and those located in the New York, New Jersey, Pennsylvania, Delaware and Maryland region.  The Compensation Committee reviews such data collected in order to determine market competitive levels of compensation as well as reviewing internal pay levels within the executive group.  The Compensation Committee makes decisions regarding each individual executive’s target total compensation opportunity with consideration of the goal of motivating and retaining an experienced and effective management team.  There is no formulaic approach between the market data reviewed each year, year-to-year changes in the market data, and the compensation decisions made by the Compensation Committee.

Notwithstanding the Company’s overall pay positioning objectives, pay opportunities for specific individuals may vary materially based on a number of factors such as scope of duties, tenure, institutional knowledge and/or difficulty in recruiting a new executive with necessary skill levels and experience.  Actual total compensation in a given year will vary above or below the target compensation levels based primarily on the attainment of operating goals and the creation of shareholder value.  In some instances, the amount and structure of compensation is also a result of arm’s-length negotiations with executives, which reflect an increasingly competitive market for quality, proven managerial talent.

Relationship of Executive Compensation to Performance. The Compensation Committee believes that in order for the Company to be successful in its efforts to increase and maintain long term shareholder value and increase the Company’s operating efficiencies, it is important to focus compensation programs for Executive Management, and particularly the Named Executive Officers, to be dependent upon the principles of pay-for-performance.  The compensation program implemented for Thomas X. Geisel, the Company’s President and CEO, effective January 7, 2008, has a base salary of $500,000 per year and is strongly focused on providing increased incentives, including cash, stock and stock option awards, based upon attainment of financial performance measures  (specifically, achievement of annual earnings per share targets).  Similar incentives were implemented for the other Named Executive Officers and other members of the Executive Management team in 2008.  The Company has never been required to restate performance measures upon which performance-based compensation is determined.  The Company does not have a policy regarding recovery of performance-based compensation awards in the event of such financial restatements or recalculations of goals; provided, however, effective January 9, 2009, the Company elected to participate in the Troubled Asset Relief Program Capital Purchase Program (“CPP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”).  During the period that the Company has Preferred Stock and Stock Warrants outstanding to investors under the CPP, the Company will be required to recapture any incentive compensation paid to the Named Executive Officers that is determined based upon performance metrics that are subsequently determined to require restatement or recalculation.  In addition, the Compensation Committee has reviewed the Company’s incentive compensation programs with the Company’s senior risk officers to ensure that the Company’s incentive compensation programs do not encourage the Named Executive Officers to take unnecessary and excessive risks that threaten the value of the financial institution.

Tax and Accounting Considerations. The Company takes into account tax and accounting implications in the design of its compensation programs.  For example, in the selection of long-term incentive instruments, the Compensation Committee reviews the projected expense amounts and expense timing associated with alternative types of awards.  Under current accounting rules (i.e., SFAS 123(R)), the Company must expense the grant-date fair value of share-based grants such as stock option awards, restricted stock, performance shares, and SARs settled in stock.  The grant-date value is amortized and expensed over the service period or vesting period of the grant.  In selecting appropriate incentive devices, the Compensation Committee reviews appropriate expense analyses and considers the related tax and accounting issues.

Section 162(m) of the Internal Revenue Code places an annual limit on the tax deduction for certain compensation paid in excess of $1 million to the chief executive officer and the three most highly compensated executive officers of a corporation.  All of the compensation the Company paid in 2008 to the Named Executive Officers is expected to be deductible under Section 162(m).  Whether all elements of compensation paid by the Company in future years will be fully deductible is dependent upon many factors as required by Section 162(m) of the Code and applicable regulations.  Such factors include the aggregate level of taxable income received by an executive in each year, the structure of various compensation plans, the manner in which incentive compensation goals are established and a determination of satisfaction of those goals, and the relationship between the Company and the directors serving on the committee determining the performance goals related to incentive compensation and the satisfaction of such performance goals.  The Committee retains the flexibility to pay both compensation that will be fully deductible and compensation that may not be deductible in structuring the Company’s compensation programs in its actions to promote the best interests of the Company and its shareholders.

Upon a change in control of the Company, some portion of the severance payments may exceed the deductible limitations under Section 280G of the Internal Revenue Code, and the Company has included a 280G tax gross-up provision in the change in control agreements with the Named Executive Officers (except for Mr. Bernard Brown, the Chairman).  Although the Compensation Committee does not anticipate that any such non-deductible payments or tax gross-up payments, if applicable, will constitute a material portion of the total shareholder consideration that might be paid in connection with such a change in control transaction, it believes that it is necessary for the Company to have flexibility in designing its compensation programs to meet necessary business objectives and pay strategies.  During 2008, the Compensation Committee determined that it would phase-out the use of such tax-gross-up provisions included in its Change-in-Control Severance Agreement within a three year period.  The Compensation Committee is reviewing alternative methods of compensating the Named Executive Officers in a manner that balances the economic security interests of the executives and the economic interests of the Company’s shareholders.

Executive Compensation Restrictions Under TARP CPP Program.  On January 9, 2009, our CEO, CFO and three of our most highly compensated senior executive officers voluntarily executed SEO Waiver Forms and SEO Letter Agreements in connection with our participation in the U.S. Treasury’s TARP Capital Purchase Program (CPP).  By executing these documents, the SEOs waived any claims they may have as individuals against the Treasury as a result of modifications to their existing compensation arrangements that are made or will be made in order to be in compliance with Section 111 of the Emergency Economic Stabilization Act (EESA).

Such modifications on executive compensation matters include (i) ensuring that incentive compensation for the SEOs does not encourage unnecessary and excessive risks that threaten our value; (ii) requiring a forfeiture or repayment of any bonus or incentive compensation paid to a SEO based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (iii) limiting severance payments to SEOs to the limits under Section 280G of the Internal Revenue Service Code for terminations not related to a change in control transaction.

The Company repaid the CPP funds to the U.S. Treasury as of April 8, 2009.

COMPENSATION COMMITTEE REPORT

In performing its oversight role, the Compensation Committee considered and discussed the foregoing Compensation Discussion and Analysis (CD&A) with executive management and gave its recommendation to the Board of Directors that the CD&A be included in this proxy statement.

The Compensation Committee has reviewed with the senior risk officers of the Company the senior executive officer incentive compensation arrangements and has made reasonable efforts to ensure that such arrangements do not encourage such senior executive officers to take unnecessary and excessive risks that threaten the value of the Company

Compensation Committee:
Anat Bird, Committee Chair, Eli Kramer, Alfonse M. Mattia, and George A. Pruitt.

Compensation Committee Interlocks and Insider Participation

Company directors who served as members of the Compensation Committee of the Company’s Board of Directors during the year ended December 31, 2008 were Anat Bird (Committee Chair), Alfonse M. Mattia, Eli Kramer and George A. Pruitt.  Jeffrey S. Brown and Sidney R. Brown attend Compensation Committee meetings but are not committee members.

None of the individuals who served on the committee during 2008 was an executive officer of another company whose board of directors has a comparable committee on which one of the Company’s executive officers serves. In addition, during 2008 no executive officer of the Company was a member of a comparable compensation committee of a company of which any of the directors of the Company is an executive officer.

EXECUTIVE COMPENSATION

Summary.  The following table sets forth the cash and non-cash compensation awarded to or earned during the last three fiscal years by our principal executive officer, principal financial officer and the three other most highly compensated executive officers whose total compensation (excluding compensation attributable to changes in pension value and non-qualified deferred compensation earnings) during the fiscal year ended December 31, 2008 exceeded $100,000 for services rendered in all capacities to the Company and the Bank.

	Year	Salary	Bonus(1)	Stock Awards (2)	Options(3)	All Other Compensation(4)	Total

Bernard A. Brown	2008	$370,108	-	-	$ 31,690	-	$ 401,798
Chairman	2007	$356,400	-	-	$ 31,604	-	$ 388,004
	2006	$400,638	-	-	$ 50,874	-	$ 451,513

Sidney R. Brown	2008	$185,054	-	$229,451	$ 87,732	-	$ 502,237
Vice Chairman,	2007	$178,200	-	$154,072	$ 15,802	-	$ 348,074
Treasurer and Secretary	2006	$200,319	-	-	$ 33,653	-	$ 233,972

Thomas X. Geisel(5)	2008	$490,384	$250,000	$ 9,286	$114,522	$151,741	$1,095,933
President and CEO

Dan A. Chila	2008	$309,476	-	$ 9,353	$ 14,613	$ 16,094	$ 349,536
Executive Vice	2007	$286,626	$ 86,783	-	$ 6,411	$ 16,351	$ 396,171
President and Chief Financial Officer	2006	$277,106	-	-	$ 17,323	$ 16,695	$ 311,124

A. Bruce Dansbury	2008	$320,000	-	$118,423	$ 24,355	$ 17,775	$ 480,553
Executive Vice	2007	$277,729	$ 90,000	$ 21,991	$ 10,684	$ 20,698	$ 421,102
President and Chief Operating Officer	2006	$262,813	-	-	$ 10,393	$ 15,260	$ 288,466

_________________
(1)
No cash bonuses for 2006 and 2008 were awarded to senior management because earnings were substantially below budget targets.  Discretionary cash bonuses for 2007 were earned by senior management in 2007 but paid in 2008: Mr. Dansbury - $90,000; Mr. Chila - $86,783.   A part of his employment agreement, Mr. Geisel was awarded a sign-on bonus of $250,000 in 2008.

(2)
The amount represents all of the SFAS 123(R) expense recorded by the Company during 2008 and 2007 for restricted stock units awarded to the named officers.  See Note 2 to the Company’s Audited Financial Statements for a discussion of SFAS 123(R) valuations methodology.

(3)	The amount shown represents all of the SFAS 123(R) expense recorded by the Company during 2008, 2007 and 2006, respectively, for options granted to the named officers.
(4)
The components of all other compensation in 2008 for Mr. Geisel are an automobile allowance, including gross up for employment taxes, of $26,180, and moving related expenses, including gross up for employment taxes of $125,561.  All other compensation in 2008 for Mr. Chila consists of personal use auto expenses of $9,194 and contributions under the 401(k) plan of $6,900.  All other compensation in 2008 for Mr. Dansbury are club membership payments of $9,487, personal use auto expenses of $1,388 and contributions under the 401(k) plan of $6,900.

(5)	Mr. Geisel joined the Company on January 7, 2008.

Stock Option Plans.  The Company’s stock option plans include the 1995 Stock Option Plan, the 1997 Stock Option Plan, the 2002 Stock Option Plan and the 2004 Stock-Based Incentive Plan.  Each of these plans has been approved by the Company’s shareholders.

Options granted may be either incentive stock options (options that afford favorable tax treatment to recipients upon compliance with certain restrictions pursuant to Section 422 of the Internal Revenue Code and that do not normally result in tax deductions to the Company) or non-incentive stock options.  The option price may not be less than 100% of the fair market value of the shares on the date of the grant.  Option shares may be paid for in cash, shares of the common stock, or a combination of both.  Options are exercisable for a period of ten years from the date of grant.

The following table sets forth information concerning the stock options and stock awards granted to the named officers during 2008.

Name	Grant Date	Number of Shares of Stock	Number of Securities Underlying Options	Exercise Price	Grant Date Fair Value(1)

Bernard A. Brown	-	-	-	-	-
Sidney R. Brown	01/22/2008	-	92,715(2)	$11.30	$ 381,792
	01/31/2008	490(3)	-	-	$ 6,771
Thomas X. Geisel	01/07/2008	40,044(4)	194,249(4)	$12.49	$1,141,292
Dan A. Chila	03/20/2008	4,341(5)	-	$13.32	$ 57,849
A. Bruce Dansbury	03/20/2008	4,503(5)	-	$13.32	$ 60,003
______________
(1)	The grant date fair value is calculated in accordance with SFAS 123(R). See Note 2 to the Company’s Audited Financial Statements for additional discussion on SFAS 123(R) valuation methodology.
(2)	These stock options vest one-fifth per year starting on the one-year anniversary of the date of grant.
(3)	These restricted stock units vest one-twelfth per month over the twelve months following the date of award.
(4)	These restricted stock units and stock options vest 25% on the second-year anniversary of the date of grant and 25% annually thereafter.
(5)	These restricted stock units cliff vest on the fourth-year anniversary of the date of grant.

The following table sets forth information concerning the stock options and restricted stock units held by the named officers as of the end of 2008.

	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	Stock Awards Not	Market Value of Stock Awards Not
Name	Exercisable	Unexercisable	Price	Date	Vested (#)	Vested ($)(7)

Bernard A. Brown	246,241	-	$ 8.49	02/02/2012	-	-
	411,102	-	$ 9.18	10/31/2009	-	-
	11,285	-	$11.05	04/22/2009	-	-
	2,506	-	$11.51	01/18/2009	-	-
	11,264	16,893(1)	$16.10	05/08/2016	-	-

Sidney R. Brown	35,177	-	$ 8.49	02/02/2012	-	-
	154,779	-	$ 8.49	01/23/2012	-	-
	62,051	-	$ 9.18	10/31/2009	-	-
	11,285	-	$11.05	04/22/2009	-	-
	-	92,715(1)	$11.30	01/22/2018	-	-
	16,287	-	$11.51	01/08/2009	-	-
	5,632	8,446(1)	$16.10	05/08/2016	-	-
	-	-	-	-	41(4)	$ 564
Thomas X. Geisel	-	194,249(2)	$12.49	01/07/2018	40,044(2)	$499,989

Dan A. Chila	7,756	-	$ 4.51	04/10/2010	-	-
	7,386	-	$ 5.08	12/21/2010	-	-
	140,708	-	$ 8.49	01/23/2012	-	-
	4,200	8,400(3)	$15.43	07/19/2017	-	-
	-	-	-	-	4,341(5)	$ 57,849

A. Bruce Dansbury	7,386	-	$ 5.59	04/02/2011	-	-
	84,422	-	$ 8.49	01/23/2012	-	-
	6,999	14,000(3)	$15.43	07/19/2017	-	-
	-	-	-	-	21,000(6)	$349,800
	-	-	-	-	4,503(5)	$ 60,300

_______________
(1)	These stock options vest one-fifth per year starting on the one-year anniversary of the date of grant.
(2)	These restricted stock units and stock options vest 25% on the second-year anniversary of the date of grant and 25% annually thereafter.
(3)	These stock options vest one-third per year starting on the one-year anniversary of the date of the grant.
(4)	These restricted stock units vest one-twelfth per month over the twelve months following the date of award.
(5)	These restricted stock units cliff vest on the fourth-year anniversary of the date of grant.
(6)	These restricted stock units vest one-half on the eighteen-month anniversary of the date of the award and the remaining amount vesting on the four-year anniversary of the date of the award.
(7)	Represents the market value of the Company’s common stock on the date of award.

The following table shows stock option exercises by the named officers and stock vesting during 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number Vested	Value Realized on Vesting(2)

Bernard A. Brown	-	-	-	-
Sidney R. Brown	-	-	14,068	$166,654
Thomas X. Geisel	-	-	-	-
Dan A. Chila	-	-	-	-
A. Bruce Dansbury	-	-	-	-
__________
(1)	Value represents market value of the Company’s common stock at exercise less the exercise price
(2)	Value represents the market value of the Company’s common stock on the vesting date.

Potential Payments on Termination or Change in Control. The Company has entered into change in control severance agreements with certain executive officers.

The agreement with Bernard Brown is for a three-year term.  If Mr. Brown is terminated without just cause within two years following a “change in control” of the Company, as defined in the agreement, he will be entitled to receive a payment equal to 2.999 times his average annual aggregate taxable compensation for the prior five years.  If such payment were to be made under the agreement as of December 31, 2008, such payment to Mr. Brown would equal approximately $7.7 million.  The agreement may be renewed annually by the Board of Directors upon a determination of satisfactory performance within the Board’s sole discretion.

The agreement with Sidney Brown is for a three-year term and the agreements with Thomas Geisel, Dan Chila, and Bruce Dansbury are for twenty-four month terms.  If the officer is terminated without just cause within eighteen months following a change in control, the officer would be entitled to a payment equal to 2.999 times his average annual taxable compensation for the prior five years.  If payments were to be made under the agreements with these individuals as of December 31, 2008, the amount of such payments would equal approximately: $1.3 million for Sidney Brown; $2.6 million for Thomas Geisel; $1.0 million for Dan Chila; and $924,000 for Bruce Dansbury.  No payments are due under the agreements if the officer is terminated for cause following a change in control of the Company or the Bank.

The agreements with Sidney Brown, Thomas Geisel, Dan Chila, and Bruce Dansbury provide that the severance payments to be made upon a change in control will not be limited by amounts that are tax deductible to the Company or the Bank.  As such, such payments may result in these officers receiving payments that are subject to a 20% excise tax, and the Company and the Bank might incur non-deductible payments related to such compensation.  If the officers were to be subject to an excise tax on such change in control severance payments, such officers would also receive a tax gross-up payment whereby the officers receiving such payments will have any adverse tax consequences ameliorated by additional payments from the Company and the Bank as may be necessary in order to protect the intended economic benefits under the severance agreements.  Such tax gross-up payments, if any, by the Company or the Bank to the officer would be non-deductible payments for federal tax purposes.  The agreement with Bernard Brown does not contain such provisions and is limited by the amount that is tax deductible to the Company or the Bank.

The agreements with Thomas Geisel, Dan Chila, and Bruce Dansbury also provide for a severance payment representing fifteen months (twenty-four months in the case of Mr. Geisel) of continued salary and bonus payments in the event of a termination of employment (absent termination for cause) initiated by the Company or the Bank independent of a change in control transaction and provided that the executive complies with the non-competition requirements of such agreement. In addition, the Executive and his dependents shall be eligible to continue coverage under the Company’s or the Bank's medical and dental insurance reimbursement plans similar to that in effect on the date of termination of employment for a period of eighteen months following the date of termination of employment at the Company’s expense.  In the event that such individuals were terminated as of December 31, 2008, such severance payment amounts would have been approximately $1.4 million for Thomas Geisel, $456,000 for Dan Chila; and $487,000 for Bruce Dansbury, respectively.

DIRECTOR COMPENSATION

Meeting Fees.  For the year ended December 31, 2008, director meeting fees were as follows: each member of the Board of Directors (excluding the Chairman, Vice Chairman and President – who are compensated as executive officers of the Company) received a fee of $1,500 for each board meeting and $1,000 for each committee meeting attended.  For the year ended December 31, 2008, the aggregate meeting fees totaled $278,500 and this was paid entirely in the form of shares of the Company’s common stock, 32,054 shares in aggregate.  Effective May 15, 2008, payment of fees for special conference call meetings of the Board of Directors and Committees is determined by the Chairman, Vice Chairman, President or Committee Chair; if a determination is made to pay a meeting fee, the fee paid is $1,000.

Other Compensation.  As part of their director compensation for 2008, each director (excluding the Chairman, Vice Chairman and President) received shares of the Company’s common stock worth $6,000.

Retainers.  For 2008, the Audit Committee chairman received an annual retainer of $23,000, other committee chairmen received an annual retainer of $20,500 and each other director, except the Chairman, Vice Chairman and employee directors of the Company, received an annual retainer of $18,000.  Approximately 66% of these retainers were paid in shares of the Company’s common stock and 34% in cash.

Set forth below is a table providing information concerning the compensation of the directors of the Company for 2008.  The amount shown as “Cash Compensation” represents the portion of the director’s retainer which that particular director elected to receive in cash.  All other director compensation was paid in the form of shares of the Company’s common stock.

Name	Cash Compensation	Stock Compensation(3)	Total

Bernard A. Brown(1)	-	-	-
Ike Brown	-	$37,000	$37,000
Jeffrey S. Brown	-	$36,000	$36,000
Sidney R. Brown(1)	-	-	-
John A. Fallone	$20,500	$23,500	$44,000
Peter Galetto, Jr.	-	$59,500	$59,500
Douglas J. Heun	-	$54,000	$54,000
Anne E. Koons	-	$39,500	$39,500
Eli Kramer	$18,000	$40,500	$58,500
Alfonse M. Mattia	-	$56,500	$56,500
George A. Pruitt	$15,000	$32,500	$47,500
Anthony Russo, III	$18,000	$21,500	$39,500
Edward H. Salmon	-	$57,000	$57,000
Anat Bird	-	$48,000	$48,000
Thomas X. Geisel(1)	-	-	-
Charles A. Kaempffer(2)	$9,000	$12,000	$21,000
______________

(1)
These individuals served as executive officers of the Company during 2008 and were compensated as executive officers.  They did not receive compensation in their capacity as directors during 2008.  Their compensation is discussed above under Executive Compensation.

(2)
Mr. Kaempffer retired from the Boards effective May 15, 2008 and was appointed to serve Director Emeritus for one year; amount reported as stock compensation includes 585 shares at a fair value of $7.69 received as Director Emeritus for attending meetings.

(3)
Stock compensation includes shares received with a fair value of $10.95 and $7.69, respectively, for each individual:  Ike Brown – 1,598 and 2,535; Jeffrey Brown – 1,507 and 2,535; John Fallone - 776 and 1,950; Peter Galetto – 2,374 and 4,356; Douglas Heun – 2,077 and 4,064; Anne E. Koons – 1,598 and 2,861; Eli Kramer – 1,506 and 3,121; Alfonse Mattia – 2,328 and 4,031; George Pruitt – 1,278 and 2,406; Anthony Russo – 685 and 1,820; Edward Salmon – 2,260 and 4,194; Anat Bird – 1,986 and 3,413; Charles Kaempffer – 685 and 585.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners

Persons and groups owning in excess of 5% of the outstanding shares of the Company’s common stock are required to file reports regarding such ownership with the Securities and Exchange Commission. Other than as set forth in the following table, management knows of no person or group that owns more than 5% of the outstanding shares of the Company’s common stock as of March 31, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares of Common Stock Outstanding

Bernard A. Brown
71 West Park Avenue
Vineland, New Jersey 08360	5,189,648(1)	22.9%

Dimensional Fund Advisors LP
Palisades West, Building One
6300 Bee Cave Road
Austin, Texas 78746	1,890,556(2)	8.6%

________________
(1)
Includes shares held directly as well as by spouse, in trust and other indirect ownership, over which shares Mr. Brown effectively exercises sole voting and investment power.  Includes 685,523 shares that can be acquired pursuant to options that are currently exercisable or that will become exercisable within 60 days of March 31, 2009.

(2)	Number of shares is based on an amended Schedule 13G dated February 9, 2009 as filed with the Securities and Exchange Commission.

(b)           Security Ownership of Management

The following table sets forth information with respect to security ownership of directors and the executive officers of the Company and the Bank, including the number of and percentage of shares of the Company’s common stock beneficially owned by each as of March 31, 2009.

Name	Shares of Common Stock Beneficially Owned(1),(2)	Percent of Shares of Common Stock Outstanding
DIRECTORS

Bernard A. Brown	5,189,648	22.9%
Anthony Russo, III	35,965	*
Sidney R. Brown	973,268	4.4%
Peter Galetto, Jr.	507,655	2.3%
Anne E. Koons	465,215	2.1%
Douglas J. Heun	57,412	*
Edward H. Salmon	27,689	*
Ike Brown	430,627	2.0%
Jeffrey S. Brown	430,318	2.0%
Alfonse M. Mattia	130,194	*
George A. Pruitt	18,799	*
Eli Kramer	141,566	*
John A. Fallone	109,240	*
Anat Bird	7,993	*
Thomas X. Geisel	20,816	*

Name	Shares of Common Stock Beneficially Owned(1),(2)	Percent of Shares of Common Stock Outstanding
EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK

Bart A. Speziali	226,373	1.0%
Dan A. Chila	187,088	*
A. Bruce Dansbury (3)	125,259	*

Total of all directors and executive officers of the Company and the Bank as a group(3)	9,085,125	38.7%

__________
*      Less than 1.0%

(1)
Includes shares held directly by the individual as well as by such individual’s spouse, or minor children, in trust and other forms of indirect ownership over which shares the individual effectively exercises sole voting and investment power, unless otherwise indicated.

(2)
Includes shares that can be acquired pursuant to options that are currently exercisable or that will become exercisable within 60 days of March 31, 2009.  The number of options included for each individual is as follows: Bernard Brown – 685,523; Anthony Russo – 4,219; Sidney Brown – 290,283; Peter Galetto – 28,141; Douglas Heun – 4,219; Edward Salmon – 4,219; Ike Brown 4,219; Jeffrey Brown – 4,219; Alfonse Mattia – 4,219; George Pruitt – 4,219; Eli Kramer – 13,834; John Fallone – 19,209; Bart Speziali – 155,119; Dan Chila – 160,050; Bruce Dansbury – 98,807.

(3)
Includes restricted stock units held which shall be earned and non-forfeitable within 60 days of March 31, 2009.  The number of  restricted stock units included for each individual is as follows: Bruce Dansbury – 10,500.

               (c)           Change in  Control
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

_________________
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

(2)	Not applicable.
(3)	Amount includes 100,934 restricted stock units that have been granted, but not yet issued, and are therefore not included in shares outstanding.
(4)	Amount does not reflect the market value of 100,934 restricted stock units included in columns (a) herein.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

Bernard A. Brown, the Chairman of the Board of Directors, is an owner of Vineland Construction Company which leases office space to the Company and has been engaged by the Company to act as project manager for various matters. In addition, Arctic Realty Company LLC has been engaged by the Company to act as project manager and the Company has entered into an agreement with Arctic Realty Company LLC as of December 31, 2008 to lease office space beginning in 2009.  The Company paid approximately $2.1 million and $134,000 to Vineland Construction Co. and Arctic Realty Company LLC during 2008.

Anne E. Koons, a director, is the sole owner of ABK Realty, which leases office space and land to the Company.  The Company paid approximately $360,000 to ABK Realty during 2008.

Anthony Russo, III, a director, is an owner of Medsun Bank Properties, which leases office space to the Company.  The Company paid approximately $96,000 to Medsun Bank Properties during 2008.

It is the Company’s policy that any transactions between the Company or the Bank on the one hand and a director or executive officer on the other hand, be reviewed and approved by the independent directors of the Company as part of the independent directors’ regular meetings.  Only transactions that the independent directors have determined to be on terms substantially the same, or at least as favorable to the Company and the Bank, as those that would be provided by a non-affiliate are approved.

In its normal course of business, the Bank makes various types of loans to officers, directors and employees of the Bank and of the Company.  These loans are made on substantially the same terms and conditions (including interest rates and collateral requirements) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by the Bank with its other unaffiliated customers and do not involve more than the normal risk of collectibility, nor present other unfavorable features.  All of these loans were current at December 31, 2008.

The Company’s independent directors, as determined by the standards of the NASDAQ Stock Market, are: Anat Bird, John A. Fallone, Peter Galetto, Jr., Douglas J. Heun, Eli Kramer, Alfonse M. Mattia, George A. Pruitt, Anthony Russo, III and Edward H. Salmon.

Item 14.  Principal Accounting Fees and Services.

Audit Fees and Services

Audit Fees.  The following table summarizes the aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “D&T”) to the Company for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

	2008	2007
	(In thousands)
Audit Fees	$648	$757
Audit-Related Fees	6	62
Tax Fees	89	81
All Other Fees	-	-
Total	$773	$900

Fees for audit services billed consisted of:

•	Audit of the Company’s annual financial statements;
•	Review of the Company’s quarterly financial statements; and
•	Comfort letters, consents and other services related to SEC matters.

Fees for audit-related services billed consisted of:

•	Due diligence associated with mergers/acquisitions;
•	Financial accounting and reporting consultations; and
•	Employee benefit plan audits.

Fees for tax services billed consisted of:

•
Tax compliance services - services rendered based upon facts already in existence or transactions that have already occurred to document, compute amounts to be included in tax filings and consisted of federal, state and local income tax return assistance; and

•
Tax planning and advice - services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result.  Such services consisted of tax advice related to structuring certain proposed mergers, acquisitions and disposals.

In considering the nature of the services provided by D&T, the Audit Committee determined that such services are compatible with the provision of independent audit services.  The Audit Committee discussed these services with D&T and the Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

It is the Audit Committee’s policy to pre-approve all audit and non-audit services prior to the engagement of the Company’s independent registered public accounting firm to perform any service.  The policy contains a de minimus provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances.  The provision allows for the pre-approval requirement to be waived if all of the following criteria are met:

•	The service is not an audit, review or other attest service;

•
The aggregate amount of all such services provided under this provision does not exceed the lesser of $25,000 or five percent of total fees paid to the independent registered public accounting firm in a given fiscal year;

•	Such services were not identified at the time of the engagement to be non-audit services;

•	Such service is promptly brought to the attention of the Audit Committee and approved by the Audit Committee or its designee; and

•	The service and fees are specifically disclosed in the proxy statement as meeting the de minimus requirement.

During 2008, fees totaling $6,500 (or 0.9%) were approved under the de minimus provision.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:
(1)
The following consolidated financial statements and the report of independent registered public accounting firm of the Registrant included in the Registrant’s Annual Report to Shareholders are included herein as Exhibit 13 and also in Item 8 hereof.

Reports of Independent Registered Public Accounting Firm Consolidated Statements of Financial Condition as of December 31, 2008 and 2007 *
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006 *
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006 *
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006 *
Notes to Consolidated Financial Statements *
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

	10.8	Management Change in Control Severance Agreement, as amended and restated, for Chairman of the Board, Bernard A. Brown (3)
	10.9	Management Change in Control Severance Agreement, as amended and restated, for Vice-Chairman of the Board, Sidney R. Brown (3)
	10.10	Agreement with President and Chief Executive Officer Thomas X. Geisel (10)
	11	Computation regarding earnings per share (11)
	13	2008 Annual Report to Shareholders*
	21	Subsidiaries of the Registrant*
	23	Consent of Deloitte & Touche LLP*
	31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed as an Exhibit to the Original Filing

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on February 6, 2009 (Registration Number 333-157131).
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on January 9, 2009 (File No. 0-20957).
(3)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 24, 2007 (File No. 0-20957).
(4)	Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form 10 filed on June 28, 1996 (File No. 0-20957).
(5)	Incorporated by reference Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).
(6)	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on April 16, 2002 (File No. 0-20957).
(7)	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the SEC on April 12, 2007 (File No. 0-20957).
(8)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on August 1, 1997 (File No. 333-32681).
(9)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on April 17, 2007 (File No. 0-20957).
(10)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 0-20957).
(11)	Incorporated by reference to Note 23 of the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 29, 2009.

SUN BANCORP, INC.

By:	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer
(Duly Authorized Representative)