Form 10-Q
period 2009-03-31
SUN BANCORP INC /NJ/
filed 2009-05-11
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 0 - 20957

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ] Accelerated filer [x]  Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).
Yes [  ] No [x]

Common Stock, $1.00 Par Value – 21,989,954 Shares Outstanding at May 7, 2009

SUN BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$42,738	$31,237
Interest-earning bank balances	48,412	26,784
Federal funds sold	-	412
Cash and cash equivalents	91,150	58,433
Investment securities available for sale (amortized cost of $434,362 and $444,628 at March 31, 2009 and December 31, 2008, respectively)	408,642	423,513
Investment securities held to maturity (estimated fair value of $12,091 and $13,601 at March 31, 2009 and December 31, 2008, respectively)	12,055	13,765
Loans receivable (net of allowance for loan losses of $39,406 and $37,309 at March 31, 2009 and December 31, 2008, respectively)	2,698,612	2,702,516
Restricted equity investments	15,144	16,306
Bank properties and equipment, net	48,327	48,642
Real estate owned	10,834	1,962
Accrued interest receivable	11,192	12,254
Goodwill	127,894	127,894
Intangible assets, net	17,592	18,769
Deferred taxes, net	17,130	16,707
Bank owned life insurance (BOLI)	76,017	75,504
Other assets	101,108	105,861
Total assets	$3,635,697	$3,622,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,930,084	$2,896,364
Federal funds purchased	-	71,500
Securities sold under agreements to repurchase – customers	14,170	20,327
Advances from the Federal Home Loan Bank of New York (FHLBNY)	16,096	42,081
Securities sold under agreements to repurchase – FHLBNY	15,000	15,000
Obligation under capital lease	5,171	5,189
Junior subordinated debentures	92,786	92,786
Other liabilities	114,406	120,371
Total liabilities	3,187,713	3,263,618

Commitments and contingencies (see Note 13)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; 89,310 shares of Series A Preferred Stock, liquidation value $1,000 per share, issued and outstanding at March 31, 2009	85,363	-
Common stock, $1 par value, 50,000,000 shares authorized; 24,074,307 shares issued and 21,967,584 shares outstanding at March 31, 2009; 24,037,431 shares issued and 21,930,708 shares outstanding at December 31, 2008	24,074	24,037
Additional paid-in capital	355,852	351,430
Retained earnings	24,870	22,580
Accumulated other comprehensive loss	(16,013)	(13,377)
Treasury stock at cost, 2,106,723 shares at March 31, 2009 and December 31, 2008	(26,162)	(26,162)
Total shareholders’ equity	447,984	358,508
Total liabilities and shareholders’ equity	$3,635,697	$3,622,126
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)
	For the Three Months Ended March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$32,192	$40,395
Interest on taxable investment securities	4,230	4,183
Interest on non-taxable investment securities	844	761
Dividends on restricted equity investments	173	269
Interest on federal funds sold	-	31
Total interest income	37,439	45,639
INTEREST EXPENSE
Interest on deposits	13,930	18,313
Interest on funds borrowed	484	1,119
Interest on junior subordinated debentures	1,186	1,544
Total interest expense	15,600	20,976
Net interest income	21,839	24,663
PROVISION FOR LOAN LOSSES	4,000	2,133
Net Interest income after provision for loan losses	17,839	22,530
NON-INTEREST INCOME
Service charges on deposit accounts	3,044	3,393
Other service charges	82	78
Gain on sale of loans	345	424
Gain on derivative instruments	127	639
Investment products income	522	777
BOLI income	513	806
Net impairment losses on available for sale securities (total impairment losses on available for sale securities of $1,193,000 for the three months ended March 31, 2009; portion of loss in other comprehensive income, before taxes, of $915,000 for the three months ended March 31, 2009)	(278)	-
Other	966	1,258
Total non-interest income	5,321	7,375
NON-INTEREST EXPENSE
Salaries and employee benefits	11,963	12,420
Occupancy expense	3,135	3,042
Equipment expense	1,538	1,624
Data processing expense	1,010	1,120
Amortization of intangible assets	1,177	1,177
Insurance expense	1,443	669
Professional fees	378	565
Advertising expense	545	699
Real estate owned expense, net	180	9
Other	2,448	2,640
Total non-interest expense	23,817	23,965
(LOSS) INCOME BEFORE INCOME TAXES	(657)	5,940
INCOME TAX (BENEFIT) EXPENSE	(1,042)	1,757
NET INCOME	385	4,183
Preferred stock dividend and discount accretion	1,205	-
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(820)	$4,183

Basic earnings per share (1)	$(0.04)	$0.17
Diluted earnings per share (1)	$(0.04)	$0.17
Weighted average shares – basic (1)	23,043,056	23,925,563
Weighted average shares – diluted (1)	23,051,383	24,430,216
(1) Data is adjusted for a 5% stock dividend declared in April 2009.
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
BALANCE, JANUARY 1, 2008	$-	$22,723	$336,668	$20,338	$(1,027)	$(16,525)	$362,177
Comprehensive loss:
Net income	-	-	-	4,183	-	-	4,183
Unrealized losses on available for sale securities net of reclassification adjustment, net of tax (See Note 1)	-	-	-	-	(2,013)	-	(2,013)
Comprehensive loss							2,170
Exercise of stock options	-	5	40	-	-	-	45
Excess tax benefit related to stock options	-	-	15	-	-	-	15
Issuance of common stock	-	14	169	-	-	-	183
Stock-based compensation	-	5	429	-	-	-	434
Treasury shares purchased	-	-	-	-	-	(782)	(782)
BALANCE, MARCH 31, 2008	$-	$22,747	$337,321	$24,521	$(3,040)	$(17,307)	$364,242

BALANCE, JANUARY 1, 2009	$-	$24,037	$351,430	$22,580	$(13,377)	$(26,162)	$358,508
Adjustment to adopt FSP SFAS No. 115-2 and SFAS No. 124-2 (net of tax of $2.1 million)	-	-	-	3,110	(3,110)	-	-
Comprehensive loss:
Net income	-	-	-	385	-	-	385
Unrealized gains on available for sale securities net of reclassification adjustment, net of tax (See Note 1)	-	-	-	-	1,015	-	1,015
Portion of impairment loss not recognized in earnings, net of tax (See Note 1)					(541)	-	(541)
Comprehensive loss							859
Issuance of preferred stock (net of original issuance discount of $4.1 million)	85,175	-	-	-	-	-	85,175
Discount accretion	188	-	-	(188)	-	-	-
Deferred cost of preferred stock issuance	-	-	(114)	-	-	-	(114)
Issuance of common stock	-	37	156	-	-	-	193
Issuance of warrant	-	-	4,135	-	-	-	4,135
Stock-based compensation	-	-	245	-	-	-	245
Preferred stock dividends	-	-	-	(1,017)	-	-	(1,017)
BALANCE, MARCH 31, 2009	$85,363	$24,074	$355,852	$24,870	$(16,013)	$(26,162)	$447,984
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$385	$4,183
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,000	2,133
Depreciation, amortization and accretion	3,126	2,163
Write down of book value of bank equipment and real estate owned	152	18
Impairment loss on available for sale securities	278	-
Net gain on call or sale of investment securities available for sale	(8)	-
Gain on real estate owned	-	(19)
Gain on sale of loans	(345)	(424)
Increase in cash value of BOLI	(513)	(806)
Deferred income taxes	(1,306)	(11)
Stock-based compensation	245	349
Excess tax benefits related to stock options	-	(15)
Shares contributed to employee benefit plans	166	151
Loans originated for sale	(24,203)	(20,485)
Proceeds from the sale of loans	22,034	20,557
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	1,062	1,653
Other assets	(1,528)	65
Other liabilities	(429)	(817)
Net cash provided by operating activities	3,116	8,695
INVESTING ACTIVITIES
Purchases of investment securities available for sale	(9,012)	(109,397)
Redemption (purchase) of restricted equity securities	1,162	(191)
Redemption of investment in capital securities	-	155
Proceeds from maturities, prepayments or calls of investment securities available for sale	24,901	126,448
Proceeds from maturities, prepayments or calls of investment securities held to maturity	1,708	1,261
Net increase in loans	(7,079)	(43,558)
Purchase of bank properties and equipment	(916)	(2,125)
Proceeds from sale of real estate owned	-	319
Net cash provided by (used in) investing activities	10,764	(27,088)
FINANCING ACTIVITIES
Net increase in deposits	33,720	14,665
Net (repayments) borrowings of federal funds purchased	(71,500)	26,000
Net repayments of securities sold under agreements to repurchase - customer	(6,157)	(3,534)
Repayment of advances from FHLBNY	(25,985)	(16,296)
Repayment of obligation under capital lease	(18)	(17)
Net proceeds from exercise of stock options	-	45
Excess tax benefits related to stock options	-	15
Redemption of junior subordinated debentures	-	(5,155)
Proceeds from the issuance of preferred stock and warrant	89,310	-
Payment for preferred stock dividend	(446)	-
Deferral of preferred stock issuance costs	(114)	-
Proceeds from issuance of common stock	27	32
Treasury stock purchased	-	(782)
Net cash provided by financing activities	18,837	14,973
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,717	(3,420)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	58,433	86,513
CASH AND CASH EQUIVALENTS, END OF YEAR	$91,150	$83,093
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$13,047	$21,543
Income taxes paid	2,000	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Transfer of loans or bank properties to real estate owned	$9,022	$1,636
Commitments to purchase investment securities	-	11,192
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

(1) Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Unaudited Condensed Consolidated Financial Statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the accompanying notes thereto included in Sun Bancorp, Inc’s. (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, goodwill, intangible assets, income taxes, stock-based compensation and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock Dividend. On April 16, 2009, the Company’s Board of Directors declared a 5% stock dividend to be paid on May 14, 2009 to shareholders of record on April 30, 2009. Accordingly, share data has been adjusted for all periods presented.

Loans Held for Sale. Included in loans receivable is approximately $6.9 million and $4.4 million of loans held for sale at March 31, 2009 and December 31, 2008, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis.

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  SFAS No. 142, Goodwill and Other Intangible Assets, outlines a two-step goodwill impairment test.  Significant judgment is applied when goodwill is assessed for impairment.  Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  A reporting unit is an operating segment as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary.  If the carrying amount of the reporting unit exceeds its implied fair value, the second step is performed to measure the amount of the impairment loss, if any.  An implied loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company believes that its goodwill was not impaired at March 31, 2009 and December 31, 2008.

Other Comprehensive Income (Loss). The Company classifies items of other comprehensive income (loss) by their nature and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the Unaudited Condensed Consolidated Statements of Financial Condition.  Amounts categorized as other comprehensive income (loss) represent net unrealized gains or losses on investment securities available for sale, net of tax and and the non-credit portion of any other--than-temporary impairment ("OTTI") loss not recorded in earnings. Reclassifications are made to avoid double counting in comprehensive income (loss) items which are displayed as part of net income for the period. These reclassifications are as follows:

Disclosure of Reclassification Amounts, Net of Tax

	For the Three Months Ended March 31,
	2009			2008
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain (loss) on securities available for sale during the period	$339	$(24)	$315	$(3,030)	$1,058	$(1,972)
Less:
Reclassification adjustment for net gain recognized in earnings (1)	(8)	3	(5)	(63)	22	(41)
Reclassification adjustment for net impairment loss recognized in earnings	278	(114)	164	-	-	-
Reclassification adjustment for portion of impairment loss recognized in other comprehensive loss	915	(374)	541	-	-	-
Net unrealized gain (loss) on securities available for sale	$1,524	$(509)	$1,015	$(3,093)	$1,080	$(2,013)

(1) Amount represents net gain on securities called prior to maturity which is included in other non-interest income in the Unaudited Condensed Consolidated Statements of Income.

Recent Accounting Principles.  In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP SFAS No. 107-1 and APB 28-1 require a public entity to provide disclosures about fair value of financial instruments in interim financial information.  FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting this FSP early must also adopt FSP SFAS No. 157-4 and FSP SFAS No. 115-2 and SFAS No. 124-2.  The Company intends on adopting FSP SFAS No. 107-1 on June 30, 2009.  As FSP SFAS No. 107-1 amends only the disclosure requirements of financial instruments, the adoption of FSP SFAS No. 107-1 and APB No. 28-1 will not impact the Company's financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  FSP SFAS No. 115-2 and SFAS No. 124-2 amends existing guidance for determining whether an impairment is other-than-temporary to debt securities and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; and (c) it does expect to recover the entire amortizd cost basis of the security.  Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  For debt securities held at the beginning of the period, the FSP requires the Company to recognize a cumulative-effect adjustment, net of tax, to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income for the amount of the other-than-temporary impairment which should have been recognized in other comprehensive income had the FSP been in effect at the beginning of the period.  The Company elected to early adopt this FSP on January 1, 2009 and recorded a cumulative-effect adjustment, net of tax, to retained earnings of $3.1 million with the corresponding offset to other comprehensive income in the Unaudited Condensed Consolidated Statements of Financial Condition. See Note 3 for more information on credit losses recognized in earnings pertaining to the Company’s investment portfolio.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP SFAS No. 157-4 includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. FSP SFAS No. 157-4 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting FSP SFAS No. 157-4 early must also adopt FSP SFAS No. 115-2 and SFAS No. 124-2.  The Company adopted FSP SFAS No. 157-4 effective March 31, 2009 and the guidance did not have a material impact on the Company’s financial condition or results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. Effective for interim and annual reporting periods ending after December 15, 2008, FSP EITF 99-20-1 amended EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve a more consistent evaluation of whether there is an OTTI for the debt securities under the scope of EITF 99-20 and the debt securities not within the scope of EITF 99-20 that would fall under the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company adopted FSP EITF 99-20-1 effective December 31, 2008 and the guidance did not have an impact on the Company’s financial condition or results of operations.

In September 2008, the FASB issued FSP SFAS No. 133-1 and FIN No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument and amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of this statement are effective for annual or interim reporting periods ending after November 15, 2008. The Company adopted FSP SFAS No. 133-1 and FIN No. 45-4 on December 31, 2008 and the guidance did not have an impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations, and cash flows. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods. The Company adopted SFAS No. 161 on January 1, 2009 and the guidance did not have an impact on the Company's financial condition or results of operations.  Please see Note 8 for more information on the Company’s financial derivative instruments.

FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted FSP SFAS No. 157-2 on January 1, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations. Please see Note 14 for more information on the Company’s nonfinancial assets measured at fair value.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial  Statements – an amendment of ARB No. 51. SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  The Company adopted SFAS No. 160 on January 1, 2009 and the guidance did not have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values. SFAS No. 141(R) requires the acquirer to recognize acquisition related costs and restructuring costs separately from the business combination as period expense. The Company adopted SFAS No. 141(R) on January 1, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations.

(2) Stock-Based Compensation

Stock-based compensation issued to employees, and when appropriate non-employees, is accounted for in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. The Company establishes fair value for its equity awards to determine their cost. The Company determines the stock-based compensation cost at grant date based on the fair value of the award and it is recognized as expense over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with SFAS No. 123(R), the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. Although the provisions of SFAS No. 123(R) should generally be applied to non-employees, Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees, is used in determining the measurement date of the compensation expense for non-employees.

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

A summary of option activity under the Stock Plans during the three months ended March 31, 2009 is presented below:

Summary of Stock Option Activity

	Number of Options	Weighted Average Exercise Price Per Share	Number of Options Exercisable
January 1, 2009	2,645,989	$9.78	2,046,740
Granted	7,907	6.18
Exercised	-	-
Forfeited	(5,258)	15.55
Expired	(29,516)	11.03
March 31, 2009	2,619,122	9.74	2,038,720

The weighted average remaining contractual term was approximately 3.8 years for options outstanding and 2.5 years for options exercisable as of March 31, 2009.

At March 31, 2009, the aggregate intrinsic value was $11,000 for both options outstanding and options exercisable.

During the three months ended March 31, 2009 and 2008, the Company granted 7,907 options and 355,741 options, respectively. The fair value of the options granted is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table. The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the option is estimated using the historical exercise behavior of employees at a particular level of management who were granted options with a ten-year term. Options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected volatility is based on the historical volatility for a period dating back to January 1, 2002 through the date of grant. Utilizing a period greater than this is not representative of the Company’s view of its current stock volatility.

Significant weighted average assumptions used to calculate the fair value of the options for the three months ended March 31, 2009 and 2008 are as follows:

Weighted Average Assumptions Used in Black-Scholes Option Pricing Model

	For the Three Months Ended March 31,
	2009	2008
Weighted average fair value of options granted	$2.86	$3.44
Weighted average risk-free rate of return	3.00%	3.34%
Weighted average expected option life in months	120	80
Weighted average expected volatility	39%	30%
Expected dividends (1)	$-	$-
(1) To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested restricted stock awards activity for the three months ended March 31, 2009 is presented in the following table:

Summary of Nonvested Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards outstanding, January 1, 2009	105,980	$13.43
Issued	59,659	4.19
Vested	(43)	13.13
Nonvested stock awards outstanding, March 31, 2009	165,596	$7.06

During the three months ended March 31, 2009 and 2008, the Company issued 59,659 shares and 65,244 shares, respectively, of restricted stock valued at $250,000 and $791,000, respectively, at the time of grant. The value of these shares is based upon the closing price of the common stock on the date of grant. All 59,659 shares issued during the first quarter 2009 will cliff vest after 4 years. Compensation expense will be recognized on a straight-line basis over the service period for all of the shares issued during 2009. The compensation expense recognized for the three months ended March 31, 2009 and 2008 was $91,000 and $163,000, respectively.

As of March 31, 2009, there was approximately $1.5 million and $1.2 million of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted under the Stock Plans. The cost of the options and stock awards is expected to be recognized over a weighted average period of 2.7 years and 3.3 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at March 31, 2009 and December 31, 2008 were as follows:

Summary of Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2009
Available for sale:
U.S. Treasury obligations	$1,995	$4	$-	$1,999
U.S. Government agencies	59,334	65	(327)	59,072
U.S. Government agency mortgage-backed securities	240,228	5,271	(109)	245,390
Other mortgage-backed securities	10,706	-	(5,070)	5,636
State and municipal obligations	85,288	367	(2,809)	82,846
Trust preferred securities (1)	35,298	-	(23,112)	12,186
Other	1,513	-	-	1,513
Total available for sale	434,362	5,707	(31,427)	408,642

Held to maturity:
U.S. Government agency mortgage-backed securities	7,066	151	-	7,217
Other mortgage-backed securities	4,989	4	(119)	4,874
Total held to maturity	12,055	155	(119)	12,091
Total investment securities	$446,414	$5,862	$(25,417)	$420,733

December 31, 2008
Available for sale:
U.S. Treasury obligations	$1,988	$11	$-	$1,999
U.S. Government agencies	61,273	28	(358)	60,943
U.S. Government agency mortgage-backed securities	258,448	2,769	(196)	261,021
Other mortgage-backed securities	10,863	-	(4,308)	6,555
State and municipal obligations	80,304	64	(3,292)	77,076
Trust preferred securities	30,315	-	(15,833)	14,482
Other	1,437	-	-	1,437
Total available for sale	444,628	2,872	(23,987)	423,513

Held to maturity:
U.S. Government agency mortgage-backed securities	7,762	23	(1)	7,784
Other mortgage-backed securities	6,003	-	(186)	13,601
Total held to maturity	13,765	23	(187)	13,601
Total investment securities	$458,393	$2,895	$(24,174)	$437,114
(1) Gross unrealized losses include $6.1 million of impairment losses not recognized in the Unaudited Condensed Consolidated Statement of Income.

During the first quarter of 2009, securities called prior to maturity of $1.5 million resulted in a gross realized gain of $8,000.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2009
U.S. Government agencies	$23,899	$(327)	$-	$-	$23,899	$(327)
U.S. Government agency mortgage-backed securities	28,902	(109)	-	-	28,902	(109)
Other mortgage-backed securities	-	-	9,084	(5,189)	9,084	(5,189)
State and municipal obligations	49,406	(2,513)	2,481	(296)	51,887	(2,809)
Trust preferred securities	-	-	11,830	(16,983)	11,830	(16,983)
Total	$102,207	$(2,949)	$23,395	$(22,468)	$125,602	$(25,417)

December 31, 2008
U.S. Government agencies	$34,853	$(358)	$-	$-	$34,853	$(358)
U.S. Government agency mortgage-backed securities	53,147	(78)	7,064	(121)	60,211	(199)
Other mortgage-backed securities	10,264	(4,452)	416	(40)	10,680	(4,492)
State and municipal obligations	60,440	(3,206)	1,600	(86)	62,040	(3,292)
Trust preferred securities	-	-	12,980	(15,833)	12,980	(15,833)
Total	$158,704	$(8,094)	$22,060	$(16,080)	$180,764	$(24,174)

Management has reviewed its investment securities at March 31, 2009 and has determined that unrealized losses of $1.2 million on two pooled trust preferred securities classified as available for sale were deemed other than temporary.  The Company determines whether the unrealized losses are temporary in accordance with Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset, as amended by FSP EITF 99-20-1, when applicable, and FSP SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and FSP SFAS No. 115-2 and SFAS No. 124-2.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an OTTI condition.  This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

FSP SFAS No. 115-2 and SFAS No. 124-2 requires the Company to assess whether the credit loss existed by considering whether (a) the Company has the intent to sell the security, (b) it is more likely than not that it will be required to sell the security before recovery, or (c) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the OTTI on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered, into the components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any other-than-temporary with the amortized cost basis of the debt security.  The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discounting rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security.  The difference between the market value and the credit loss is recognized in other comprehensive income.

FSP FAS 115-2 and FAS 124-2 was adopted by the Company for the quarter ended March 31, 2009. Upon adoption, a $5.3 million, before tax (or $3.1 million, net of tax) cumulative effect adjustment~~,~~ was recorded to increase retained earnings. This amount represented the non-credit related impairment loss related to the pooled trust preferred securities included in the Company’s investment portfolio as of January 1, 2009 which had previously incurred an OTTI charge.

For the quarter ended March 31, 2009, the Company updated its assessment of the unrealized losses with respect to the securities and whether the losses were temporary in nature. Upon completion of this review, additional credit losses of $278,000 were recorded on the two securities which the Company had previously recorded an OTTI charge at year-end. Application of the guidance did not have an impact on any other securities in unrealized loss position.

The following is a roll-forward for the three months ended March 31, 2009 of the amounts recognized in earnings on credit losses on investments held for which a portion of an OTTI was recognized in other comprehensive income:

For the Three Months Ended March 31, 2009
Beginning balance, January 1, 2009	$2,236
Additional increase as a result of net impairment charge recognized on investments for which an OTTI was previously recognized	278
Ending balance, March 31, 2009	$2,514

U.S. Government Agencies. At March 31, 2009, the gross unrealized loss in the category of less than 12 months of $327,000 consisted of 2 securities with an estimated fair value of $23.9 million that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. As of March 31, 2009, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, as mangement expects to recover the entire amortized cost basis of these securities.

U.S. Government Agency and Other Mortgage-Backed Securities. At March 31, 2009, the gross unrealized loss in the category 12 months or longer of $5.2 million consisted of 4 investment grade non-agency mortgage-backed securities with an estimated fair value of $9.1 million. The gross unrealized loss in the category of less than 12 months of $109,000 consisted of 4 securities with an estimated fair value of $28.9 million that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased.  The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues, have been negatively impacted since 2008 as credit spreads widened dramatically.  The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists.  As of March 31, 2009, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, as mangement expects to recover the entire amortized cost basis of these securities.

State and Municipal Obligations. At March 31, 2009, the gross unrealized loss in the category 12 months or longer of $296,000 consisted of 6 municipal securities with an estimated fair value of $1.8 million and rated investment grade or better by at least one nationally recognized rating agency, and 2 non-rated municipal securities with an estimated fair value of $686,000.  The $2.5 million gross unrealized loss in the category of less than 12 months consisted of 119 municipal securities with an estimated fair value of $49.4 million. Of these municipal securities, 110 were rated investment grade or better by at least one nationally recognized rating agency and had an estimated fair value of $43.5 million and 9 were non-rated with an estimated fair value of $5.9 million. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased.  The Company monitors rating changes in those issues rated by a nationally recognized rating agency and performs in-house credit reviews on those non-rated issues.  The Company believes recovery of fair value is expected as the securities approach their maturity date or as valuations for such securities improve as market yields change.   As of March 31, 2009, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, as mangement expects to recover the entire amortized cost basis of these securities.

Trust Preferred Securities. At March 31, 2009, the gross unrealized loss in the category of 12 months or longer of $17.0 million consisted of 3 trust preferred securities. The trust preferred securities are comprised of 2 non-rated single issuer securities with an estimated fair value of $10.1 million and 1 investment grade rated pooled security with an estimated fair value of $1.7 million. These trust preferred securities were valued in accordance with FSP SFAS No. 157-3 and FSP SFAS No. 157-4, which clarify the application of SFAS No. 157 in an inactive market.  The Company reviews projected cash flow analysis and industry standard risk metrics to determine whether the unrealized losses for certain trust preferred securities are temporary in accordance with EITF 99-20, as amended by FSP EITF 99-20-1, when applicable, and FSP SFAS No. 115-1 and SFAS No. 124-1. The Company believes the unrealized loss on the two single issuer trust preferred securities and the investment grade pooled security are related to general market conditions and the resulting lack of liquidity in the market. As of March 31, 2009, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, as mangement expects to recover the entire amortized cost basis of these securities.

(4) Restricted Equity Investments

The Company, through the Bank, is a member of the Federal Reserve Bank of Philadelphia (“FRB”), the Federal Home Loan Bank of New York (“FHLBNY”), and Atlantic Central Bankers and is required to maintain an investment in the capital stock of each. The FRB, FHLBNY and other bank stock are restricted in that they can only be redeemed by the issuer at par value. These securities are carried at cost and the Company did not identify any events or changes in circumstances that may have had an adverse effect on the value of the investment in accordance with Statement of Position  (“SOP”) No. 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  As of March 31, 2009, management does not believe that an OTTI of its holdings exists and expects to recover the entire cost of these securities. The Company's restricted equity investments at March 31, 2009 and December 31, 2008 were as follows:

Restricted Equity Investments (1)
	March 31, 2009	December 31, 2008
Federal Reserve Bank stock	$9,372	$9,364
Federal Home Loan Bank of New York stock	5,624	6,794
Atlantic Central Bankers Bank stock	148	148
Total	$15,144	$16,306

(1) Included as held in restricted equity investments at March 31, 2009 and December 31, 2008 are 7,672 shares of Class B stock in Visa, received at no cost by the Company as a result of the Visa, Inc. restructuring in exchange for the Company's membership interest.

(5) Loans

The components of loans as of March 31, 2009 and December 31, 2008 were as follows:

Loan Components

	March 31, 2009	December 31, 2008
Commercial and industrial	$2,243,698	$2,234,202
Home equity	268,122	274,360
Second mortgages	78,589	84,388
Residential real estate	69,971	67,473
Other	77,638	79,402
Total gross loans	2,738,018	2,739,825
Allowance for loan losses	(39,406)	(37,309)
Net loans receivable	$2,698,612	$2,702,516

Non-accrual loans	$50,481	$42,233

The Company’s commercial and industrial loan portfolio represents 81.9% of total loans outstanding at March 31, 2009.  Commercial and industrial loans increased $9.5 million, or 0.4%, from December 31, 2008 to $2.24 billion at March 31, 2009.  Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation. Additionally, the Company makes commercial real estate loans for the acquisition, refinance, improvement and construction of real property. Loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business.  If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired.  Loans secured by properties where repayment is dependent upon payment of rent by third-party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.  At March 31, 2009, the Company’s commercial real estate portfolio was $1.72 billion of which $767.8 million, or 44.6%, were classified as owner-occupied and $955.2 million, or 55.4%, were classified as non-owner-occupied.

The Company’s residential construction loan portfolio consists of short-term loans generally for building 1-to-4 family residential properties and is secured by parcels of land on which the properties are to be constructed, as well as any properties in the process of being constructed.  Upon completion of construction, these loans are typically replaced with some form of permanent financing. The significant decline in activity in the residential construction market has impacted the Company’s residential construction loan business. In the course of the periodic credit review process, a number of the Company’s residential construction borrowers received higher risk ratings and were assigned classified loan status due to highly diminished activity and strained liquidity and cash flow.  At the present time, new residential lending opportunities are limited. At March 31, 2009, there were 86 residential construction loans with outstanding loan balances of $65.8 million, of which nine of these loans, approximating $8.9 million, are currently classified as non-performing.

(6) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2009	2008	2008
Balance, beginning of period	$37,309	$27,002	$27,002
Charge-offs	(2,148)	(1,495)	(10,728)
Recoveries	245	264	1,035
Net charge-offs	(1,903)	(1,231)	(9,693)
Provision for loan losses	4,000	2,133	20,000
Balance, end of period	$39,406	$27,904	$37,309

The allowance for loan losses was $39.4 million and $37.3 million at March 31, 2009 and December 31, 2008, respectively.  Net charge-offs for the three months ended March 31, 2009 of $1.9 million included one unsecured, commercial line of credit for $600,000 and nine unrelated small business loans with an aggregate loan balance of $551,000.

Softening residential real estate values has given rise to increased monitoring of the Company’s home equity and second mortgage portfolios. These loans decreased $1.4 million, or 0.4%, over the same period in 2008 to $346.7 million at March 31, 2009, representing 12.7% of total loans outstanding. While usage of these facilities has remained constant, at approximately 50% over the past year, the level of delinquency in the home equity portfolio has increased approximately 161 basis points to 2.1%.

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

Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

Components of Impaired Loans
	March 31, 2009	December 31, 2008
Impaired loans with specific allowance for loan losses calculated under SFAS No. 114	$15,303	$4,307
Impaired loans with no specific allowance for loan losses calculated under SFAS No. 114	29,191	33,435
Total impaired loans	$44,494	$37,742

Valuation allowance related to impaired loans	$4,376	$1,679

In accordance with SFAS No. 114, those impaired loans which are fully collateralized do not result in a specific allowance for loan losses.

Analysis of Impaired Loans
	For the Three Months Ended March 31,
	2009	2008
Average impaired loans	$41,317	$23,826
Interest income recognized on impaired loans	57	4
Cash basis interest income recognized on impaired loans	57	4

(7) Real Estate Owned

Real estate owned at March 31, 2009 and December 31, 2008 was as follows:

Summary of Real Estate Owned

	March 31, 2009	December 31, 2008
Commercial properties	$9,081	$139
Residential properties	778	848
Bank properties	975	975
Total	$10,834	$1,962

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, December 31, 2008	$139	$848	$975	$1,962
Transfers from loans	8,942	80	-	9,022
Write down of real estate owned	-	(150)	-	(150)
Ending balance, March 31, 2009	$9,081	$778	$975	$10,834

During the three months ended March 31, 2009, the Company had four properties transferred from loans, which included one commercial property for $8.8 million.

(8) Derivative Financial Instruments.

Effective January 1, 2009, the Company adopted SFAS No. 161, which enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations, and cash flows. Derivative financial instruments involve, to varying degrees, interest rate, market and credit risk. The Company manages these risks as part of its asset and liability management process and through credit policies and procedures. The Company seeks to minimize counterparty credit risk by establishing credit limits and collateral agreements. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. In general, the derivative transactions entered into by the Company fall into one of two types: a fair value hedge of a specific fixed-rate loan agreement and an economic hedge of a derivative offering to a Bank customer. The Company does not use derivative financial instruments for trading purposes.

Fair Value Hedges - Interest Rate Swaps. The Company has entered into interest rate swap arrangements to exchange the periodic payments on fixed-rate commercial loan agreements for variable-rate payments based on the one-month London Interbank Offered Rate (“LIBOR”) without the exchange of the underlying principal. The interest rate swaps are designated as fair value hedges under SFAS No. 133 and are executed for periods and terms that match the related underlying fixed-rate loan agreements. The Company applies the “shortcut” method of accounting under SFAS No. 133, which assumes there is no ineffectiveness as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying commercial loan agreements.  Because the hedging arrangement is considered highly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by SFAS No. 157. The fair value adjustments related to credit quality are recognized in other income and were not material as of March 31, 2009.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under SFAS No. 133 at March 31, 2009 and December 31, 2008:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	March 31, 2009		December 31, 2008
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$46,903	$(6,365)	$47,434	$(6,821)

	March 31, 2009	December 31, 2008
Weighted average pay rate	6.80%	6.80%
Weighted average receive rate	2.48%	3.89%
Weighted average maturity in years	5.1	5.3

Customer Derivatives – Interest Rate Swaps/Caps. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement.  Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under SFAS No. 133 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by SFAS No. 157. The fair value adjustments related to credit quality are recognized in other income and were not material as of March 31, 2009.

Summary of Interest Rate Swaps Not Designated As Hedging Instruments

	March 31, 2009		December 31, 2008
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$613,922	$84,645	$610,406	$90,890
Other liabilities	613,922	(84,759)	610,406	(91,033)

In addition, the Company has entered into an interest rate cap sale transaction with one commercial customer. The Company entered into a corresponding interest rate cap purchase transaction with a third party in order to offset its exposure on the variable and fixed components of the customer agreement.  As the interest rate caps with both the customer and the third party are not designated as hedges under SFAS No. 133, the instruments are marked to market through earnings. As the interest rate caps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by SFAS No. 157. The combined notional amount of the two interest rate caps was $12.8 million and $12.9 million at March 31, 2009 and December 31, 2008, respectively.

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call.  This requirement is dependent on certain specified credit measures.  The amount of collateral posted with the third party as of March 31, 2009 was $111.2 million and is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.  As of March 31, 2009, the aggregate fair value of all derivatives financial instruments in a liability position with credit measure contingencies and entered into with the third party was $91.1 million.

(9) Deposits

Deposits consist of the following major classifications:

Summary of Deposits

	March 31, 2009	December 31, 2008
Interest-bearing demand deposits	$983,000	$1,003,517
Non-interest-bearing demand deposits	419,583	397,492
Savings deposits	297,002	301,278
Time certificates under $100,000	653,954	639,354
Time certificates $100,000 or more	414,420	367,679
Brokered time deposits	162,125	187,044
Total	$2,930,084	$2,896,364

(10) Advances from Federal Home Loan Bank of New York (“FHLBNY”)

Advances from FHLBNY at March 31, 2009 and December 31, 2008 were $16.1 million and $42.1 million, respectively.  The decrease in advances from FHLBNY was primarily the result of $25.7 million in repayments to the FHLBNY as these borrowings matured during the first quarter of 2009.

(11) Preferred Stock

On January 9, 2009, the Company entered into a Letter Agreement with the U.S. Treasury under the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”), pursuant to which the Company issued and sold 89,310 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to purchase 1,620,545 shares (adjusted for a 5% stock dividend declared in April 2009) of the Company's common stock, for an aggregate purchase price of $89.3 million in cash.

In March 2009, the Board of Directors of the Company determined that continuing to participate in the TARP CPP is contrary to the best interests of the Company, it's shareholders and it's employees. Accordingly, the Board of Directors approved the repurchase of the preferred stock as authorized under recent amendments to the TARP CPP that were a part of the American Recovery and Reinvestment Act of 2009. On April 8, 2009, the Company returned to the U.S. Treasury approximately $90.0 million, which includes the original investment amount of $89.3 million plus accrued but unpaid dividends of $657,000, and received in return, and cancelled, the share certificate for the preferred stock. In connection with this transaction, the Company and the U.S. Treasury entered into a Redemption Letter Agreement dated April 8, 2009. Pursuant to the terms of the Redemption Letter Agreement, the Company notified the U.S. Treasury on April 21, 2009 of its intention to repurchase the warrant from the U.S. Treasury.

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

The following table presents the earnings per share calculation for the three months ended March 31, 2009 and 2008:

Earnings Per Share Calculation
	For the Three Months Ended March 31,
	2009	2008
Net income	$385	$4,183
Preferred stock dividend and discount accretion	(1,205)	-
Net (loss) income available to common shareholders	$(820)	$4,183

Average common shares outstanding	23,043,056	23,925,563
Net effect of dilutive common stock equivalents	8,327	504,653
Adjusted average shares outstanding - dilutive	23,051,383	24,430,216

Basic earnings per share	$(0.04)	$0.17
Diluted earnings per share	$(0.04)	$0.17

Dilutive common stock equivalents	$93,553	$2,369,878
Average exercise price	$4.84	$8.64
Average market price	$5.48	$12.06

There were 4.1 million weighted average common stock equivalents and 453,063 weighted average common stock equivalents outstanding during the three months ended March 31, 2009 and 2008, respectively, which were not included in the computation of diluted EPS as a result of the stock options’ exercise prices or stock awards value at issuance being greater than the average market price of the common shares for the respective periods.  Of the 4.1 million weighted average common stock equivalents not included in the computation of diluted EPS during the three months ended March 31, 2009, 1.6 million common stock equivalents related to the issuance of the warrant under the TARP CPP.

(13) Commitments and Contingent Liabilities

Visa Litigation

In October 2007, Visa Inc. (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008. At the time of the announcement, the Company was a member of the Visa USA network.  As part of Visa’s restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests.  The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007.  In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not a named defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, in accordance with Visa’s by-laws, the Company and other Visa USA, Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. The Company's indemnification obligation is limited to its proportionate interest in Visa USA, Inc. The Company determined that its potential indemnification obligations based on its proportionate share of ownership in Visa USA was not material at March 31, 2009.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition consistent with SOP No. 01-6. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with SFAS No. 5, Accounting for Contingencies, and estimated future obligations under letters of credit in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements.  The reserve for unfunded loan commitments and letters of credit as of March 31, 2009 and December 31, 2008 was $540,000 and $437,000, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

(14) Fair Value Measurement

The Company accounts for fair value measurement in accordance with SFAS No. 157, Fair Value Measurments, and FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  Those assets and liabilities which will continue to be measured at fair value on a recurring basis are as follows:

Summary of Recurring Fair Value Measurements

		Category Used for Fair Value Measurement
March 31, 2009	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury obligations	$1,999	$1,999	$-	$-
U.S. Government agencies	59,072	-	59,072	-
U.S. Government agency mortgage-backed securities	245,390	-	245,390	-
Other mortgage-backed securities	5,636	-	5,636	-
State and municipal obligations	82,846	-	82,846	-
Trust preferred securities	12,186	-	-	12,186
Other	1,513	-	1,513	-
Fair value adjustment on hedged commercial loans	6,359	-	6,359	-
Interest rate swaps	84,645	-	84,645	-
Liabilities:
Fair value interest rate swaps	6,365	-	6,365	-
Interest rate swaps	84,759	-	84,759	-

		Category Used for Fair Value Measurement
December 31, 2008	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury obligations	$1,999	$1,999	$-	$-
U.S. Government agencies	60,943	-	60,943	-
U.S. Government agency mortgage-backed securities	261,021	-	261,021	-
Other mortgage-backed securities	6,555	-	6,555	-
State and municipal obligations	77,076	-	77,076	-
Trust preferred securities	14,482	-	-	14,482
Other	1,437	-	1,437	-
Fair value adjustment on hedged commercial loans	6,812	-	6,812	-
Interest rate swaps	90,890	-	90,890	-
Liabilities:
Fair value interest rate swaps	6,821	-	6,821	-
Interest rate swaps	91,033	-	91,033	-

The following provides details of the fair value measurement activity for Level 3 for the year ended March 31, 2009:

Fair Value Measurement Activity – Level 3 (only)
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2009	$14,482	$14,482
Total gains (losses), realized/unrealized:
Included in earnings (1)	(278)	(278)
Included in accumulated other comprehensive loss	(2,018)	(2,018)
Purchases, maturities, prepayments and calls, net	-	-
Transfers into Level 3 (2)	-	-
Balance, March 31, 2009	$12,186	$12,186

(1) Amount included in Net impairment losses on available for sale securities of the Unaudited Condensed Consolidated Statements of Income.
(2) Transfers into Level 3 are assumed to occur at the end of the quarter in which the transfer occurred.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures loans held for sale, impaired loans, Small Business Administration ("SBA") servicing assets, restricted equity investments and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis.  At March 31, 2009, these assets were valued in accordance with GAAP and, except for impaired loans, SBA servicing assets and real estate owned included in the following table, did not require fair value disclosure under the provisions of SFAS No. 157.

Summary of Non-Recurring Fair Value Measurements
		Category Used for Fair Value Measurement			Total Gains (Losses) or Changes in Net Assets During the Three Months Ended March 31, 2009
March 31, 2009	Total	Level 1	Level 2	Level 3
Assets
Impaired loans	$12,998	$-	$-	$12,998	$(3,004)
SBA servicing assets	487	-	487	-	33
Real estate owned	450	-	450	-	(150)

Under SFAS No. 114, collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $11.4 million at March 31, 2009. The collateral underlying these loans had a fair value of $8.5 million, resulting in a charge-off of $149,000 and a specific reserve in the allowance for loan losses of $2.9 million.  No specific reserve was calculated for impaired loans with an aggregate carrying amount of $4.5 million at March 31, 2009, as the underlying collateral was not below the carrying amount; these loans did not result in any charge-off for the period ended March 31, 2009.

The SBA servicing assets are reviewed for impairment in accordance with SFAS No. 140.  Because loans are sold individually and not pooled, the Company does not stratify groups of loans based on risk characteristics for purposes of measuring impairment. The Company measures the loan servicing assets by estimating the present value expected future cash flows for each servicing asset, based on their unique characteristics and market-based assumptions for prepayment speeds and records a valuation allowance for the amount by which the carrying amount of the servicing asset exceeds the fair value.  As of March 31, 2009, the Company does not believe the loan servicing assets were other than temporarily impaired.  The Company recorded a valuation allowance of $96,000 and $129,000 at March 31, 2009 and December 31, 2008, respectively.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to real estate owned. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. During the three months ended March 31, 2009, the Company recorded a $150,000 adjustment to the fair value of one property held in its real estate owned portfolio. This adjustment was based upon observable inputs, such as quoted prices for similar assets in active markets, and therefore, the fair value measurement has been categorized as a Level 2 measurement.  At March 31, 2009, the property was carried on the Unaudited Consensed Consolidated Statement of Condition at a fair value, less estimated sellings cost, of $450,000.

(15) Income Taxes

The Company accounts for uncertain tax positions in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 was applied to all existing tax positions upon initial adoption. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Income Statement. As of March 31, 2009, there were no audits in process by any tax jurisdiction.

(16) Regulatory Matters

The Company is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under the requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Total Capital, Tier 1 Capital and Leverage (Tier 1 Capital divided by average assets) ratios (set forth in the table below) are maintained. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets and certain off-balance sheet items as calculated under regulatory practices.

The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. At March 31, 2009 and December 31, 2008, the Company’s and the Bank’s capital exceeded all minimum regulatory requirements to which they are subject, and the Bank was “well capitalized” as defined under the federal bank regulatory guidelines. The risk-based capital ratios have been computed in accordance with regulatory practices.

In December 2008, the FDIC voted to increase initial base assessment rates uniformly by 7 bps (7 cents for every $100 of deposits), beginning with the first quarter of 2009 in an initial effort to restore the reserve ratio of the Deposit Insurance Fund to at least 1.15% of estimated insured deposits as required under the FDIC’s Restoration Plan. On February 27, 2009, the FDIC adopted a final rule to modify the risk-based assessment system and to reset initial base assessment rates. Effective April 1, 2009, initial base assessment rates will range from 12 bps to 45 bps across all risk categories with possible adjustments to these rates based on certain debt-related components.  The FDIC also extended the period of the Restoration Plan from five years to seven years.  Furthermore, the FDIC recently proposed a one-time emergency special assessment of 20 bps, in addition to the risk-based assessment, on assessable deposits as of June 30, 2009, which would be collected on September 30, 2009 if finalized under the original proposal.

The Company’s capital securities are deconsolidated in accordance with GAAP and qualify as Tier 1 capital under federal regulatory guidelines.  These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2009, and would have limited capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  On March 16, 2009, the Federal Reserve Board extended for two years the ability of bank holding companies to include restricted core capital elements as Tier 1 capital up to 25% of all core capital elements, including goodwill. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company.

FORWARD-LOOKING STATEMENTS

THE COMPANY MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL “FORWARD-LOOKING STATEMENTS,” INCLUDING STATEMENTS CONTAINED IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN ITS REPORTS TO SHAREHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  FORWARD-LOOKING STATEMENTS OFTEN INCLUDE THE WORDS “BELIEVES,” “EXPECTS,” “ANTICIPATES,” “ESTIMATES,“ “FORECASTS,” “INTENDS,” “PLANS,” “TARGETS,” “POTENTIALLY,” “PROBABLY,” “PROJECTS,” “OUTLOOK,” OR SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS “MAY,” “WILL,” “SHOULD,” “WOULD,” “COULD.”

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

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of the financial condition and results of operations are based on the Unaudited Condensed Consolidated Financial Statements, which are prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Management evaluates these estimates and assumptions on an ongoing basis, including those related to allowance for loan losses, goodwill, intangible assets, income taxes, stock-based compensation and the fair value of financial instruments. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends.  In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

●	Levels of past due, classified and non-accrual loans, troubled debt restructurings and modification
●	Nature and volume of loans
●	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, and for commercial loans, the level of loans being approved with exceptions to policy
●	Experience, ability and depth of management and staff
●	National and local economic and business conditions, including various market segments
●	Quality of the Company’s loan review system and degree of Board oversight
●	Concentrations of credit by industry, geography and collateral type, with a specific emphasis on real estate, and changes in levels of such concentrations
●	Effect of external factors, including the deterioration of collateral values, on the level of estimated credit losses in the current portfolio

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

Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, the current decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, the Company’s determination as to the amount of its allowance for loan losses is subject to review by the Bank’s primary regulator, the Office of the Comptroller of the Currency (the “OCC”), as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of the OCC examination.

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

Management expects that the Company’s adherence to FIN No. 48 may result in increased volatility in quarterly and annual effective income tax rates as FIN No. 48 requires that any change in judgment or change in measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies.

Fair Value Measurement. The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008, FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, on September 30, 2008 and FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, on March 31, 2009.  SFAS No. 157 establishes a framework for measuring fair value.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, emphasizing that fair value is a market-based measurement and not an entity-specific measurement.  FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP SFAS No. 157-4 includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. SFAS No. 157 addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves converting future amounts to a single present amount. The measurement is valued based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

●	Level 1 -	Quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2 -
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

●	Level 3 -
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

The Company measures financial assets and liabilities at fair value in accordance with SFAS No. 157, FSP SFAS No. 157-3 and FSP SFAS No. 157-4. These measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and include the following significant financial instruments: investment securities available for sale and derivative financial instruments.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities which are valued on a recurring basis.

Investment securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows based on observable market inputs and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Level 3 market value measurements include an internally developed discounted cash flow model combined with using market data points of similar securities with comparable credit ratings in addition to market yield curves with similar maturities in determining the discount rate.   In addition, significant estimates and unobservable inputs are required in the determination of Level 3 market value measurements. If actual results differ significantly from the estimates and inputs applied, it could have a material effect on the Company’s Unaudited Condensed Consolidated Financial Statements.

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

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  SFAS No. 142, Goodwill and Other Intangible Assets, outlines a two-step goodwill impairment test.  Significant judgment is applied when goodwill is assessed for impairment.  Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  A reporting unit is an operating segment as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary.  If the carrying amount of the reporting unit exceeds its implied fair value, the second step is performed to measure the amount of the impairment loss, if any.  An implied loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

In performing step one and step two of the impairment analysis, the Company estimated the fair value of the Company through the consideration of its quoted market valuation, market earnings multiples of peer companies, market earnings multiples of peer companies adjusted to include a control premium (i.e., its acquisition value relative to its peers) and a discounted economic value which is based on internal forecasts, recent financials and the projected outlook for the industry.  The considerations above are sensitive to both the fluctuation of the Company’s stock price and the stock price of peer companies.  As a result of the deterioration in the stock prices of many financial institutions throughout the year, including the Company’s, the Company’s estimate of its fair value decreased. In performing the second step of the analysis to determine the implied fair value of goodwill, the estimated fair value of the Company was allocated to all assets and liabilities including any recognized or unrecognized intangible assets. The allocation is done as if the Company had been acquired in a business combination, and the fair value was the price paid to acquire the Company. A hypothetical purchase price allocation involves the assessment of core deposit intangibles, the fair value of outstanding advances and other borrowings, and assessing the fair value of our loan portfolio.  These assessments involve valuation techniques that require the use of, among other things, Level 2 and Level 3 market inputs.  For example, the fair value adjustment on our outstanding advances and borrowings is based upon observable trades or modeled prices using current yield curves and market spreads. The valuation of our loan portfolio included consideration of discounts that we believe were consistent with transactions occurring in the marketplace.  Given the turmoil in the credit markets, increases in credit spreads, and certain market illiquidity, significant judgment is required in assessing fair value.

The results of this analysis indicated the implied fair value of the Company’s goodwill exceeded the carrying amount of goodwill, and therefore, goodwill was not impaired.

Given the continued turmoil in the capital markets and with bank stocks in general, it is possible that our assumptions and conclusions regarding the valuation of our Company could change adversely and could result in impairment of our goodwill.   While any charge resulting from a partial or full write down of goodwill would be a non-cash charge and have no impact on the Company’s regulatory capital, the charge could have a material adverse impact on our financial position and results of operations.  For more information on goodwill, see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Stock-Based Compensation. The Company accounts for stock-based compensation issued to employees, and when appropriate, non-employees, in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment.  Under the fair value provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method. However, consistent with SFAS No. 123(R), the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method.  Although the provisions of SFAS No. 123(R) should generally be applied to non-employees, Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees, is used in determining the measurement date of the compensation expense for non-employees.

Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Unaudited Condensed Consolidated Financial Statements.  See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding stock-based compensation.

Market Overview

During 2008, the U.S. and global economy declined more than many economists had originally expected. Economists predicted in the early part of 2009 that this would be the longest recession since World War II.  In addition to the actions taken during 2008 to stabilize the housing market and the banking system, the U.S. Treasury implemented a series of initiatives in 2009 as part of its Financial Stability Plan that along with the American Recovery and Reinvestment Act of 2009 (“ARRA”) would lay the foundations for economic recovery.  The components of the Financial Stability Plan include investments made by the Treasury under the Public-Private Investment Program (“PPIP”), the Financial Stability Trust, and the Homeowner Affordability and Stability Plan (“HASP”).

The ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the sub-prime mortgage crisis and the resulting credit crunch.  The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure.  The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks.

Troubled real estate-related assets, comprised of legacy loans and securities, are at the forefront of the issues currently impacting the U.S. financial system.  The PPIP is a program by which the Treasury will make targeted investment in multiple PPIP’s that will purchase legacy real estate-related assets which should help improve the health of the financial institutions where they are held, leading to increased flow of credit throughout the economy and helping improve market functioning in the near-term.

The Financial Stability Trust includes a comprehensive stress test for major banks, increased balance sheet transparency and disclosure and the Capital Assistance Program (“CAP”).  It is intended to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment and, and to support lending to creditworthy borrowers.  The federal banking regulators will conduct forward-looking assessments to evaluate the capital needs of major U.S. banking institutions under a more challenging economic environment.  While banks will be encouraged to access private markets to raise any additional capital needed to establish this buffer, a financial institution that has undergone a comprehensive “stress test” will have access to a Treasury provided “capital buffer.”

The HASP is intended to stem home foreclosures and to provide low cost mortgage refinancing opportunities for certain homeowners suffering from declining home prices, including but not limited to the creation of financial incentives for homeowners, investors and servicers to refinance or modify certain existing mortgages which are delinquent or at risk of becoming delinquent.

The Federal Reserve has also responded aggressively to the downturn since it emerged in 2007, including reducing the Federal Funds Target rate by 450 basis points since September 2007 to a historical low, or range of 0.00% to 0.25%, in late December 2008, where it still remains today and is expected to remain through 2010.  Although the Federal Reserve does not normally try to influence long term rates, it announced a plan in 2009 committed through its open market activities to purchasing up to $1.25 trillion in mortgage-backed securities, $200 billion in federal agency debt and $300 billion to purchase long-term Treasury bonds over the next six months, in an attempt to lift the country out of recession by reducing rates on mortgages and consumer debt.  Loan and deposit pricing in our market place has generally followed the declining interest rate trend; however, the Company has seen some loan spread widening offset by intensely competitive pricing for deposits.  As a result of the interest rate and competitive environment, the Company experienced some compression in its interest rate spread.

While analysts say there are several challenges ahead, including decreased consumption and a reduction of wealth as a result of declines in the stock and housing markets, the Economic Cycle Research Institute (the “ECRI”) announced at the end of April 2009 that it believes the end of the recession is finally in sight, perhaps by late summer 2009.  The annualized growth rate of the ECRI’s weekly leading indicator rose to -18.6%, its highest in over six months while other findings confirmed a recent moderation in the rate of decline of certain key indicators.  The ECRI noted a resumption of growth has historically always followed a moderation of economic shrinkage.  The gross domestic product of the U.S. fell sharply in the first three months of 2009 to an annual recession rate of 6.1% which was less than fourth quarter 2008 which had fallen 6.3%, indicating that the rate of decline is no longer increasingly negative.  Despite higher unemployment, real personal consumption expenditures surged the most in two years, by 2.2% in first quarter 2009, after falling 4.3% the previous quarter.  Especially significant is the spending of durable goods which fell by 22.1% in fourth quarter 2008 and then rose by 9.4% in first quarter 2009,

The above actions, together with the overall economy, will continue to affect the markets in which the Company and its customers do business and may adversely impact the Company’s results in the future, depending upon the duration and severity of such conditions. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three months ended March 31, 2009.

Financial Condition

Total assets were $3.64 billion at March 31, 2009 as compared to $3.62 billion at December 31, 2008. Cash and cash equivalents increased $32.7 million, or 56.0%, to $91.2 million and real estate owned increased $8.9 million, or 452.2%, to $10.8 million.  These increases were offset by a decrease in investment securities of $16.6 million, or 3.8%, to $420.7 million. Total liabilities decreased $75.9 million, or 2.3%, to $3.2 billion at March 31, 2009 primarily due to a decrease in borrowings, including federal funds purchased, of $103.7 million, or 67.3%, offset by an increase in total deposits of $33.7 million, or 1.2%.  Furthermore, on January 9, 2009, the Company issued and sold 89,310 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and a warrant to purchase 1,620,545 shares of the Company's common stock to the U.S. Treasury under the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”), for an aggregate purchase price of $89.3 million in cash.

At March 31, 2009, cash and cash equivalents totaled $91.2 million, an increase of $32.7 million from December 31, 2008.  Included in cash and cash equivalents at quarter-end were $40.8 million of excess reserves being held at the Federal Reserve Bank rather than federal funds sold due to more favorable current short-term interest rates.

Total loans receivable before allowance for loan losses decreased $1.8 million, or 0.07%, to $2.74 billion at March 31, 2009. Organic loan growth for the first quarter 2009, adjusted for approximately $27.0 million in prepayments, was approximately 0.9%. The Company continues to see competition for loans across all products and markets, most notably from local financial institutions. In spite of competitive loan pricing and terms and conditions, the Company has not compromised its underwriting credit standards.

Total non-performing loans were $53.4 million at March 31, 2009, or 1.95% of total loans, compared to $46.8 million, or 1.71%, at December 31, 2008. Non-performing loans primarily increased as a result of an increase in non-accrual loans of $8.2 million, or 19.5%, offset by a decrease in loans past due 90 days and still accruing of $1.6 million, or 35.8%, at March 31, 2009 as compared to December 31, 2008.  During the first quarter 2009, non-accrual loans increased $17.9 million, offset by reductions of $9.7 million, resulting in a net increase of $8.2 million.  The increase in non-accrual loans during the first quarter 2009 was primarily due to the addition of 13 separate relationships spread among several different industries whose loans totaled $14.2 million.  The reduction to non-accrual loans during the same quarter was primarily the result of one commercial property foreclosure for $8.8 million.  The ratio of allowance for loan losses to total non-performing loans was 73.76% at March 31, 2009 compared to 79.69% at December 31, 2008. Non-performing assets were $64.3 million at March 31, 2009 compared to $48.8 million at December 31, 2008.

The allowance for loan losses at March 31, 2009 increased $2.1 million to $39.4 million from December 31, 2008.  Net charge-offs for the three months ended March 31, 2009 of $1.9 million included one unsecured, commercial line of credit for $600,000 and nine unrelated small business loans with an aggregate loan balance of $551,000. In addition, the Company further increased its qualitative factors used in determining the appropriate level of allowance for loan losses. As a result of the aforementioned, the Company has continued to maintain adequate reserve coverage as the ratio of allowance for loan losses to gross loans was 1.44% at March 31, 2009 as compared to 1.36% at December 31, 2008.

Real estate owned increased $8.9 million to $10.8 million at March 31, 2009 as compared to December 31, 2008. During the first quarter 2009, the Company added four properties to the real estate owned portfolio, which included two commercial properties and two residential properties acquired through foreclosure at a total cost of $9.0 million.  All four of these properties were previously classified as non-accrual loans at December 31, 2008.  The Company also recognized a write-down of $150,000 during the first quarter 2009 on one property as the appraised value of this property was less than the carrying amount.

Investment securities available for sale decreased $14.9 million, or 3.5%, from $423.5 million at December 31, 2008 to $408.6 million at March 31, 2009. Investment securities held to maturity decreased $1.7 million, or 12.4%, from $13.8 million at December 31, 2008 to $12.1 million at March 31, 2009. The investment securities portfolio decreased as a result of calls, maturities, prepayments and changes in fair value.  The reinvestment strategy for the remainder of 2009 is to maintain the average life and duration at approximately the same levels as March 31, 2009.

Bank owned life insurance (“BOLI”) increased from $75.5 million at December 31, 2008, to $76.0 million at March 31, 2009. The increase of $513,000 represents the increase in the cash surrender value of the policies during the three months ended March 31, 2009.

Other assets decreased $4.8 million, or 4.5%, to $101.1 million at March 31, 2009 from $105.9 million at December 31, 2008.  This decrease was primarily the result of a $6.2 million decline in the fair value of the Company’s financial derivative instruments offered to commercial customers due to an increase in forward-looking benchmark interest rates applied in the valuation of these instruments.  This decrease is offset with a $6.3 million decline in the fair value of related financial derivative instruments recorded in the other liabilities section of the Unaudited Condensed Consolidated Statements of Financial Condition.  For more information on the Company’s financial derivative instruments, please see Note 8 of the Notes to Unaudited Condensed Consolidated Statements.

Total deposits were $2.93 billion at March 31, 2009, reflecting a $33.7 million increase from December 31, 2008. Core deposits, which exclude all certificates of $100,000 or more and brokered deposits, represented 80.3% and 80.8% of total deposits at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, the Company had $162.1 million and $187.0 million of certificates of deposit placed through brokers.  In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and highly competitive local deposit pricing, the Company continually evaluates other funding source for funding cost efficiencies.

Total borrowings were $50.4 million at March 31, 2009, a decrease of $103.7 million, or 67.3%, from December 31, 2008.  The decrease was primarily a result of a reduction in advances from the Federal Home Loan Bank of New York (“FHLBNY”) of $26.0 million, a decrease of $71.5 million in federal funds purchased and a decrease of $6.2 million in securities sold under agreements to repurchase with customers. The participation in the TARP CPP directly impacted the Company’s borrowing levels by allowing the Company to use the proceeds received under the TARP CPP as an alternative source of funding.

Total shareholders’ equity increased $89.5 million, or 25.0%, from $358.5 million at December 31, 2008 to $448.0 million at March 31, 2009. The increase was primarily the result of the sale of 89,310 Series A preferred shares and a warrant to purchase 1.6 million shares of the Company’s common stock to the U.S. Treasury under the TARP CPP for an aggregate sale price of $89.3 million in cash.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Overview. The Company recognized a net loss available to common shareholders for the three months ended March 31, 2009 of $820,000, or a $0.04 loss per share, compared to net income of $4.2 million, or $0.17 per share, for the same period in 2008. The three months ended March 31, 2009 included dividends on preferred shares and accretion of the original issuance discount on preferred shares of $1.2 million, or $0.06 per share.  Per share data has been adjusted for the 5% stock dividend declared on April 16, 2009.  All earnings per share amounts are presented on a diluted basis.

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

Net interest income (on a tax-equivalent basis) decreased $2.8 million to $22.3 million for the three months ended March 31, 2009 from $25.1 million for the same period in 2008.  Interest income (on a tax equivalent basis) decreased $8.2 million from the prior period to $37.9 million while interest expense decreased $5.4 million from the prior period to $15.6 million.  The interest rate spread and net interest margin (on a tax-equivalent basis) for the three months ended March 31, 2009 was 2.33% and 2.74%, respectively, compared to 2.82% and 3.35%, respectively, for the same period in 2008. Due to historically low interest rates, the margin compression for the three months ended March 31, 2009 was the result of the Company’s yields on interest-earning assets re-pricing downward more quickly than the cost of the Company’s interest-bearing liabilities.  Approximately 50% of the Company’s loan portfolio is indexed to a variable rate such as the 1-month LIBOR or Prime Rate.  On average, the 1-month LIBOR and Prime Rate for the three months ended March 31, 2009 was 0.46% and 3.25%, respectively, compared to 3.31% and 6.21%, respectively, for the same period in 2008.

Interest income (on a tax-equivalent basis) decreased $8.2 million, or 20.2%, for the three months ended March 31, 2009, compared to the same period in 2008. Interest income on loans decreased $11.2 million as yields earned on average loans receivable decreased 168 basis points.  This decrease was offset by an increase in interest income of $3.0 million as average loans receivable grew $207.2 million, or 8.2%. The increase in average loans receivable was primarily funded by an increase in deposits. The Company will continue to rely primarily on deposit growth supplemented with wholesale borrowings to support its loan funding during 2009.  This may continue to place pressure on the net interest margin due to the continued intense market competitiveness for deposits in the current interest rate environment.

Interest expense decreased $5.4 million. Interest expense decreased $6.3 million as the cost of average interest-bearing deposit accounts decreased 102 basis points.  This decrease was offset by an increase in interest expense of $1.9 million as average interest-bearing deposits grew $254.2 million, or 11.1%.  The Company expects market competition for deposits will remain intense through 2009.  In addition, the decrease in average FHLBNY advances of $32.9 million and the decrease in cost of junior subordinated debentures of 152 basis points resulted in a combined decrease in interest expense of $682,000.

Table 1 provides detail regarding the Company’s average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the periods presented. Average balances are derived from daily balances.

Table 1: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

	For The Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$2,229,016	$25,077	4.50%	$2,037,548	$32,506	6.38%
Home equity	268,921	3,500	5.21	267,836	4,155	6.21
Second mortgage	81,854	1,307	6.39	80,819	1,318	6.52
Residential real estate	70,868	1,070	6.04	50,012	818	6.54
Other	79,324	1,238	6.24	86,602	1,598	7.38
Total loans receivable	2,729,983	32,192	4.72	2,522,817	40,395	6.40
Investment securities(3)	466,898	5,666	4.85	455,366	5,536	4.86
Interest-earning deposit with banks	60,040	36	0.24	10,090	87	3.45
Federal funds sold	380	-	-	3,866	31	3.21
Total interest-earning assets	3,257,301	37,894	4.65	2,992,139	46,049	6.16
Non-interest-earning assets:
Cash and due from banks	49,135			56,555
Bank properties and equipment	48,471			47,893
Goodwill and intangible assets	146,210			150,923
Other assets	143,441			78,554
Total non-interest-earning assets	387,257			333,925
Total assets	$3,644,558			$3,326,064

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$983,372	2,746	1.12%	$754,432	3,319	1.76%
Savings deposits	297,590	846	1.14	461,949	2,806	2.43
Time deposits	1,258,253	10,338	3.29	1,068,637	12,188	4.56
Total interest-bearing deposit accounts	2,539,215	13,930	2.19	2,285,018	18,313	3.21
Short-term borrowings:
Federal funds purchased	3,561	5	0.56	17,747	131	2.95
Securities sold under agreements to repurchase - customers	16,610	10	0.24	38,700	233	2.41
Long-term borrowings:
FHLBNY advances(4)	36,976	374	4.05	69,887	659	3.77
Obligation under capital lease	5,178	95	7.34	5,247	96	7.32
Junior subordinated debentures	92,786	1,186	5.11	93,126	1,544	6.63
Total borrowings	155,111	1,670	4.31	224,707	2,663	4.74
Total interest-bearing liabilities	2,694,326	15,600	2.32	2,509,725	20,976	3.34
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	397,237			416,612
Other liabilities	107,955			33,327
Total non-interest-bearing liabilities	505,192			449,939
Total liabilities	3,199,518			2,959,664
Shareholders’ equity	445,040			366,400
Total liabilities and shareholders’ equity	$3,644,558			$3,326,064

Net interest income		$22,294			$25,073
Interest rate spread(5)			2.33%			2.82%
Net interest margin(6)			2.74%			3.35%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.89%			119.22%

(1) Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3)  Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustment for the three months ended March 31, 2009 and 2008 was $455,000 and $410,000, respectively.

(4) Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 2 provides certain information regarding changes in interest income and interest expense of the Company for the periods presented.

Table 2: Quarterly Rate-Volume Variance Analysis (1)
	For the Three Months Ended March 31, 2009 vs. 2008
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$2,771	$(10,200)	$(7,429)
Home equity	16	(671)	(655)
Second mortgage	16	(27)	(11)
Residential real estate	317	(65)	252
Other	(127)	(233)	(360)
Total loans receivable	2,993	(11,196)	(8,203)
Investment securities	141	(11)	130
Interest-bearing deposit accounts	92	(143)	(51)
Federal funds sold	(31)	-	(31)
Total interest-earning assets	3,195	(11,350)	(8,155)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	823	(1,396)	(573)
Savings deposits	(787)	(1,173)	(1,960)
Time deposits	1,885	(3,735)	(1,850)
Total interest-bearing deposit accounts	1,921	(6,304)	(4,383)
Short-term borrowings:
Federal funds purchased	(63)	(63)	(126)
Securities sold under agreements to repurchase -customers	(87)	(136)	(223)
Long-term borrowings:
FHLBNY advances(2)	(330)	45	(285)
Obligation under capital lease	(1)	-	(1)
Junior subordinated debentures	(6)	(352)	(358)
Total borrowings	(487)	(506)	(993)
Total interest-bearing liabilities	1,434	(6,810)	(5,376)
Net change in net interest income	$1,761	$(4,540)	$(2,779)

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

(2) Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

Provision for Loan Losses. For the three months ended March 31, 2009, the provision for loan losses was $4.0 million compared to $2.1 million for the same period in 2008, which increased the allowance for loan losses to total gross loans at March 31, 2009 to 1.44% as compared to 1.36% at December 31, 2008.  The Company’s gross loans receivable grew $187.1 million, or 7.3%, to $2.74 billion at March 31, 2009 as compared to the same period in 2008. The provision during the quarter increased as a result of $1.9 million in net charge-offs, which included one unsecured, commercial line of credit for $600,000 and nine unrelated small business loans with an aggregate loan balance of $551,000. As a result of elevated charge-off levels in recent quarters along with continued distressed economic conditions the Company has provided for higher provision levels and will continue to do so for the remainder of the year in anticipation of higher levels of troubled and non-accrual loans.

The provision recorded is the amount necessary to bring the allowance for loan losses to a level deemed appropriate by management based on the current risk profile of the portfolio. At least quarterly, management performs an analysis to identify the inherent risk of loss in the Company’s loan portfolio. This analysis includes a qualitative evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, delinquencies, and other factors.

Non-Interest Income. Non-interest income decreased $2.1 million, or 27.9%, for the three months ended March 31, 2009 to $5.3 million, as compared to the same period in 2008. The decrease was attributable to a decrease in service charges on deposits, such as non-sufficient funds and overdraft fees, of $349,000, a decrease in gain on commercial derivative products of $512,000 and a decrease in investment products income of $255,000, all of which was the result of a decline in transaction volume.  BOLI income decreased $293,000 due to lower yields earned on the Company’s separate account policy.  In addition, the Company recognized a net impairment loss of $278,000 on two pooled trust preferred securities that were previously written down during the fourth quarter 2008, due to further deterioration of underlying collateral.

Non-Interest Expense. Non-interest expense decreased $148,000, or 0.6%, for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease was primarily due to a decrease in salaries and benefits of $457,000 due to a reduction in expected annual incentives, a decrease in professional fees of $187,000 and advertising expense of $154,000.  These decreases were offset by an increase in Federal Deposit Insurance Corporation (“FDIC”) insurance of $729,000 as a result of an increase in assessment rates during the first quarter 2009, additional coverage under the Temporary Liquidity Guarantee Program (“TLGP”) and an overall increase in assessable deposits.

Income Tax (Benefit) Expense.  Income taxes decreased $2.8 million to a tax benefit position of $1.0 million for the three months ended March 31, 2009 as compared to the same period in 2008. The income tax benefit recognized during the first quarter 2009 was the result of the Company recognizing a pre-tax loss of $385,000 in combination with the relatively large levels of tax-free income earned on tax-exempt securities and BOLI polices.

Liquidity and Capital Resources

The liquidity of the Company is the ability to maintain cash flows that are adequate to fund operations and meet its other obligations on a timely and cost-effective basis in various market conditions. The ability of the Company to meet its current financial obligations is a function of balance sheet structure, the ability to liquidate assets and the availability of alternative sources of funds. To meet the needs of the clients and manage the risk of the Company, the Company engages in liquidity planning and management.

The major source of the Company's funding is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, maturities or calls of investment securities, as well as from a variety of wholesale funding sources including, but not limited to, brokered deposits, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other secured and unsecured borrowings. Additional liquidity can be obtained from loan sales or participations. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and highly competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $203.2 million and the FHLBNY of approximately $47.4 million. At March 31, 2009, $31.1 million of the Company’s secured borrowing capacity through the FHLBNY was utilized.  The Company did not have any borrowings outstanding with the Federal Reserve Bank at March 31, 2009.  The Company has additional unsecured borrowing capacity through lines of credit with other financial institutions of approximately $85.0 million.  Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans.  As of March 31, 2009, the Company had a par value of $211.6 million and $117.4 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company's primary uses of funds are the origination of loans, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending March 31, 2010 total $1.09 billion, or approximately 88.8% of total certificates of deposit. The Company anticipates that it will be able to retain a significant amount of these maturing deposits. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance.  The Company will continue to competitively price deposits for growth and retention. As discussed earlier, the competitive market environment for deposits has been and is expected to continue to be intense causing pressure on net interest margin. However, based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

Net loans receivable decreased $3.9 million, or 0.14%, during the first quarter 2009. The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs.

Management currently operates under a capital plan for the Company and the Bank that is expected to allow the Company and the Bank to grow capital internally at levels sufficient for achieving its internal growth projections while managing its operating and financial risks. The principal components of the capital plan are to generate additional capital through retained earnings from internal growth, access the capital markets for external sources of capital, such as common equity and capital securities, when necessary or appropriate, redeem existing capital instruments and refinance such instruments at lower rates when conditions permit and maintain sufficient capital for safe and sound operations. As a result of recent market disruptions, the availability of capital, principally to financial services companies, has become significantly restricted. While some companies have been successful in raising additional capital, the cost of the capital has been substantially higher than the prevailing market rates prior to the market volatility. Management cannot predict when or if the markets will return to more favorable conditions.  Given the current market state, the Company continues to assess its plan for contingency capital needs, and when appropriate, the Company’s Board of Directors may consider various capital raising alternatives.

On January 9, 2009, the Company entered into a Letter Agreement with the U.S. Treasury under the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”), pursuant to which the Company issued and sold 89,310 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to purchase 1,620,545 shares of the Company's common stock, for an aggregate purchase price of $89.3 million in cash.

In March 2009, the Board of Directors of the Company determined that continuing to participate in the TARP CPP is contrary to the best interests of the Company, its shareholders and its employees. Accordingly, the Board of Directors approved the repurchase of the preferred stock as authorized under recent amendments to the TARP CPP that were a part of the American Recovery and Reinvestment Act of 2009. On April 8, 2009, the Company returned to the U.S. Treasury approximately $90.0 million, which includes the original investment amount of $89.3 million plus accrued but unpaid dividends of $657,000, and received in return, and cancelled, the share certificate for the preferred stock. In connection with this transaction, the Company and the U.S. Treasury entered into a Redemption Letter Agreement dated April 8, 2009. Pursuant to the terms of the Redemption Letter Agreement, the Company notified the U.S. Treasury on April 21, 2009 of its intention to repurchase the warrant from the U.S. Treasury.

The Company is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies.  The Bank is also subject to similar capital requirements adopted by the OCC.  Under these requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Total Capital, Tier 1 Capital, and Leverage (Tier 1 Capital divided by average assets) ratios are maintained. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets and certain off-balance sheet items as calculated under regulatory accounting practices. It is the Company’s intention to maintain “well capitalized” risk-based capital levels. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At March 31, 2009, the Company’s and the Bank’s capital exceeded all minimum regulatory requirements to which they are subject, and the Bank was “well capitalized” as defined under the federal bank regulatory guidelines. The risk-based capital ratios in Table 3 have been computed in accordance with regulatory accounting practices. At March 31, 2009, no conditions or events had occurred that changed the Company’s classification as “adequately capitalized” and the Bank’s classification as “well capitalized.”

Table 3: Regulatory Capital Levels

			For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective
	Actual		Purposes		Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$453,604	14.22%	$255,113	8.00%	N/A
Sun National Bank	347,874	10.92	254,793	8.00	$318,491	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	413,741	12.97	127,557	4.00	N/A
Sun National Bank	308,061	9.67	127,396	4.00	191,095	6.00
Leverage ratio:
Sun Bancorp, Inc.	413,741	11.81	140,172	4.00	N/A
Sun National Bank	308,061	8.80	140,021	4.00	175,026	5.00

December 31, 2008
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$357,720	11.37%	$254,575	8.00%	N/A
Sun National Bank	340,815	10.84	251,430	8.00	$314,288	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	319,974	10.17	127,287	4.00	N/A
Sun National Bank	303,069	9.64	125,715	4.00	188,573	6.00
Leverage ratio:
Sun Bancorp, Inc.	319,974	9.58	133,649	4.00	N/A
Sun National Bank	303,069	9.10	133,258	4.00	166,573	5.00

(1) Not applicable for bank holding companies.

The Company’s Total Capital, Tier 1 Capital, and Leverage ratios as of March 31, 2009 would have been approximately 11.57%, 9.94% and 8.92%, respectively, had the April 8, 2009 repurchase of the TARP CPP preferred stock occurred during the first quarter 2009.  In addition, the Company’s ratio of tangible equity to tangible assets was 6.11% at March 31, 2009 compared to 6.10% at December 31, 2008.

The Company’s capital securities are deconsolidated in accordance with GAAP and qualify as Tier 1 capital under federal regulatory guidelines.  These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2009, and would have limited capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  On March 16, 2009, the Federal Reserve Board extended for two years the ability of bank holding companies to include restricted core capital elements as Tier 1 capital up to 25% of all core capital elements, including goodwill. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company.  The Company does not anticipate that this amended rule will have a material impact on its capital ratios.  At March 31, 2009, the Company’s $90.0 million in capital securities qualify as Tier 1.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at March 31, 2009 was $68.0 million and the portion of the exposure not covered by collateral was approximately $1.4 million. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition, consistent with Statement of Position  (“SOP”) No. 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with SFAS No. 5, Accounting for Contingencies, and estimated future obligations under letters of credit in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements.  The reserve for unfunded loan commitments and letters of credit at March 31, 2009 and December 31, 2008 was $540,000 and $437,000, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

In October 2007, Visa Inc. (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008. At the time of the announcement, the Company was a member of the Visa USA network.  As part of Visa’s restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests.  The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007.  In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not a named defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, in accordance with Visa’s by-laws, the Company and other Visa USA, Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. The Company's indemnification obligation is limited to its proportionate interest in Visa USA, Inc. The Company determined that its potential indemnification obligations based on its proportionate share of ownership in Visa USA was not material at March 31, 2009.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP SFAS No. 107-1 and APB 28-1 require a public entity to provide disclosures about fair value of financial instruments in interim financial information.  FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting this FSP early must also adopt FSP SFAS No. 157-4 and FSP SFAS No. 115-2 and SFAS No. 124-2.  The Company intends on adopting FSP SFAS No. 107-1 on June 30, 2009.  As FSP SFAS No. 107-1 amends only the disclosure requirements of financial instruments, the adoption of FSP SFAS No. 107-1 and APB No. 28-1 will not impact the Company's financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  FSP SFAS No. 115-2 and SFAS No. 124-2 amends existing guidance for determining whether an impairment is other-than-temporary to debt securities and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; and (c) it does expect to recover the entire amortizd cost basis of the security.  Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  For debt securities held at the beginning of the period, the FSP requires the Company to recognize a cumulative-effect adjustment, net of tax, to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income for the amount of the other-than-temporary impairment ("OTTI") which should have been recognized in other comprehensive income had the FSP been in effect at the beginning of the period.  The Company elected to early adopt this FSP on January 1, 2009 and recorded a cumulative-effect adjustment, net of tax, to retained earnings of $3.1 million with the corresponding offset to other comprehensive income in the Unaudited Condensed Consolidated Statements of Financial Condition. See Note 3 for more information on credit losses recognized in earnings pertaining to the Company’s investment portfolio.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP SFAS No. 157-4 includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. FSP SFAS No. 157-4 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting FSP SFAS No. 157-4 early must also adopt FSP SFAS No. 115-2 and SFAS No. 124-2.  The Company adopted FSP SFAS No. 157-4 effective March 31, 2009 and the guidance did not have a material impact on the Company’s financial condition or results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. Effective for interim and annual reporting periods ending after December 15, 2008, FSP EITF 99-20-1 amended EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve a more consistent evaluation of whether there is an OTTI for the debt securities under the scope of EITF 99-20 and the debt securities not within the scope of EITF 99-20 that would fall under the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company adopted FSP EITF 99-20-1 effective December 31, 2008 and the guidance did not have an impact on the Company’s financial condition or results of operations.

In September 2008, the FASB issued FSP SFAS No. 133-1 and FIN No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument and amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of this statement are effective for annual or interim reporting periods ending after November 15, 2008. The Company adopted FSP SFAS No. 133-1 and FIN No. 45-4 on December 31, 2008 and the guidance did not have an impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations, and cash flows. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods. The Company adopted SFAS No. 161 on January 1, 2009 and the guidance did not have an impact on the Company's financial condition or results of operations.  Please see Note 8 for more information on the Company’s financial derivative instruments.

FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted FSP SFAS No. 157-2 on January 1, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial  Statements – an amendment of ARB No. 51. SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  The Company adopted SFAS No. 160 on January 1, 2009 and the guidance did not have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values. SFAS No. 141(R) requires the acquirer to recognize acquisition related costs and restructuring costs separately from the business combination as period expense. The Company adopted SFAS No. 141(R) on January 1, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations.

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

At March 31, 2009, the Company’s gap analysis showed an asset sensitive position with total interest-bearing assets maturing or re-pricing within one year exceeding interest-earning liabilities maturing or re-pricing during the same time period by $299.7 million, representing a positive one-year gap ratio of 8.2%. All amounts are categorized by their actual maturity, anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis, at March 31, 2009, shows a position that is relatively neutral to interest rates with a slightly negative bias as rates decline. The net income simulation results are impacted by expected strong deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, as well as a movement toward more floating or short-term adjustable loans.  The floating rate loans are indexed to both Prime Rate and LIBOR.  To the extent that these rates do not move by the same amount, added basis risk will impact margin.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 5 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of March 31, 2009. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and particularly in a decreasing rate environment.

Table 4 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of March 31, 2009:

Table 4: Sensitivity Profile

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	0.2%
+100	0.0%
-100	-0.6%
-200	0.5%

The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. In general, the derivative transactions entered into by the Company fall into one of two types: a fair value hedge of a specific fixed-rate loan agreement and an economic hedge of a derivative offering to a Bank customer. Derivative financial instruments involve, to varying degrees, interest rate, market and credit risk. The Company manages these risks as part of its asset and liability management process and through credit policies and procedures. The Company seeks to minimize counterparty credit risk by establishing credit limits and collateral agreements. The Company does not use derivative financial instruments for trading purposes. For more information on the Company’s financial derivative instruments, please see Note 8 of the Notes to Unaudited Condensed Consolidated Statements.

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

The Company is not engaged in any legal proceedings of a material nature at March 31, 2009. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 1A.	Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission.

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

Sun Bancorp, Inc.
(Registrant)

Date: May 11, 2009	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer

Date: May 11, 2009	/s/ Dan A. Chila
Dan A. Chila
Executive Vice President and
Chief Financial Officer