Form 10-Q
period 2009-06-30
SUN BANCORP INC /NJ/
filed 2009-08-10
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
Yes [  ] No [x]

Common Stock, $1.00 Par Value – 23,158,110 Shares Outstanding at August 6, 2009

SUN BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$53,020	$31,237
Interest-earning bank balances	2,846	26,784
Federal funds sold	-	412
Cash and cash equivalents	55,866	58,433
Investment securities available for sale (amortized cost of $418,700 and $444,628 at June 30, 2009 and December 31, 2008, respectively)	406,082	423,513
Investment securities held to maturity (estimated fair value of $9,646 and $13,601 at June 30, 2009 and December 31, 2008, respectively)	9,639	13,765
Loans receivable (net of allowance for loan losses of $44,316 and $37,309 at June 30, 2009 and December 31, 2008, respectively)	2,689,656	2,702,516
Restricted equity investments	15,510	16,306
Bank properties and equipment, net	52,502	48,642
Real estate owned	10,620	1,962
Accrued interest receivable	11,269	12,254
Goodwill	127,894	127,894
Intangible assets, net	16,414	18,769
Deferred taxes, net	16,476	16,707
Bank owned life insurance (BOLI)	76,578	75,504
Other assets	72,604	105,861
Total assets	$3,561,110	$3,622,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,875,502	$2,896,364
Federal funds purchased	87,500	71,500
Securities sold under agreements to repurchase – customers	17,398	20,327
Advances from the Federal Home Loan Bank of New York (FHLBNY)	15,805	42,081
Securities sold under agreements to repurchase – FHLBNY	15,000	15,000
Obligation under capital lease	8,383	5,189
Junior subordinated debentures	92,786	92,786
Other liabilities	88,076	120,371
Total liabilities	3,200,450	3,263,618

Commitments and contingencies (see Note 13)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $1 par value, 50,000,000 shares authorized; 25,250,583 shares issued and 23,140,520 shares outstanding at June 30, 2009; 24,037,431 shares issued and 21,930,708 shares outstanding at December 31, 2008	25,251	24,037
Additional paid-in capital	361,095	351,430
Retained earnings	8,285	22,580
Accumulated other comprehensive loss	(7,788)	(13,377)
Deferred compensation plan trust	(21)	-
Treasury stock at cost, 2,106,723 shares at June 30, 2009 and December 31, 2008	(26,162)	(26,162)
Total shareholders’ equity	360,660	358,508
Total liabilities and shareholders’ equity	$3,561,110	$3,622,126
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009		2008		2009	2008
INTEREST INCOME
Interest and fees on loans		$32,996		$37,890	$65,188	$78,285
Interest on taxable investment securities		3,706		3,807	7,936	7,990
Interest on non-taxable investment securities		882		843	1,726	1,604
Dividends on restricted equity investments		217		277	390	546
Interest on federal funds sold		-		66	-	97
Total interest income		37,801		42,883	75,240	88,522
INTEREST EXPENSE
Interest on deposits		12,405		15,957	26,335	34,270
Interest on funds borrowed		479		1,008	963	2,127
Interest on junior subordinated debentures		1,133		1,354	2,319	2,898
Total interest expense		14,017		18,319	29,617	39,295
Net interest income		23,784		24,564	45,623	49,227
PROVISION FOR LOAN LOSSES		6,950		6,527	10,950	8,660
Net Interest income after provision for loan losses		16,834		18,037	34,673	40,567
NON-INTEREST INCOME
Service charges on deposit accounts		3,096		3,561	6,140	6,954
Other service charges		79		75	161	153
Gain on sale of loans		693		411	1,038	835
Gain on derivative instruments		85		1,037	212	1,676
Investment products income		756		848	1,278	1,625
BOLI income		561		772	1,074	1,578
Net impairment losses on available for sale securities:
Total impairment losses	(6,432)		-		(6,710)	-
Portion of loss recognized in other comprehensive income (before taxes)	1,874		-		1,874	-
Net impairment losses recognized in earnings		(4,558)		-	(4,836)	-
Other		1,020		1,098	1,986	2,356
Total non-interest income		1,732		7,802	7,053	15,177
NON-INTEREST EXPENSE
Salaries and employee benefits		13,216		12,283	25,179	24,703
Occupancy expense		2,782		2,810	5,917	5,852
Equipment expense		1,685		1,666	3,223	3,290
Data processing expense		1,052		1,065	2,062	2,185
Amortization of intangible assets		1,178		1,178	2,355	2,355
Insurance expense		3,330		728	4,773	1,397
Professional fees		507		483	885	1,048
Advertising expense		871		484	1,416	1,183
Real estate owned expense, net		93		(534)	273	(525)
Other		2,936		2,750	5,384	5,390
Total non-interest expense		27,650		22,913	51,467	46,878
(LOSS) INCOME BEFORE INCOME TAXES		(9,084)		2,926	(9,741)	8,866
INCOME TAX (BENEFIT) EXPENSE		(4,450)		597	(5,492)	2,354
NET (LOSS) INCOME		(4,634)		2,329	(4,249)	6,512
Preferred stock dividend and discount accretion		4,146		-	5,351	-
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS		$(8,780)		$2,329	$(9,600)	$6,512

Basic (loss) earnings per share (1)		$(0.38)		$0.10	$(0.42)	$0.27
Diluted (loss) earnings per share (1)		$(0.38)		$0.10	$(0.42)	$0.27
Weighted average shares – basic (1)		23,103,975		23,830,980	23,073,683	23,878,272
Weighted average shares – diluted (1)		23,103,975		24,371,330	23,073,683	24,481,106
(1) Data is adjusted for a 5% stock dividend issued in May 2009.
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan Trust	Treasury Stock	Total
BALANCE, JANUARY 1, 2008	$-	$22,723	$336,668	$20,338	$(1,027)	$-	$(16,525)	$362,177
Comprehensive income:
Net income	-	-	-	6,512	-	-	-	6,512
Unrealized losses on available for sale securities net of reclassification adjustment, net of tax (See Note 1)	-	-	-	-	(5,827)	-	-	(5,827)
Comprehensive income								685
Exercise of stock options	-	5	40	-	-	-	-	45
Excess tax benefit related to stock options	-	-	15	-	-	-	-	15
Issuance of common stock	-	51	529	-	-	-	-	580
Stock-based compensation	-	9	749	-	-	-	-	758
Stock dividend	-	1,083	11,557	(12,640)	-	-	-	-
Cash paid for fractional shares resulting from stock dividend	-	-	-	(12)	-	-	-	(12)
Treasury shares purchased	-	-	-	-	-	-	(3,980)	(3,980)
BALANCE, JUNE 30, 2008	$-	$23,871	$349,558	$14,198	$(6,854)	$-	$(20,205)	$360,268

BALANCE, JANUARY 1, 2009	$-	$24,037	$351,430	$22,580	$(13,377)	$-	$(26,162)	$358,508
Adjustment to adopt FSP SFAS No. 115-2 and SFAS No. 124-2 (net of tax of $2.1 million)	-	-	-	3,110	(3,110)	-	-	-
Comprehensive income:
Net loss	-	-	-	(4,249)	-	-	-	(4,249)
Unrealized gains on available for sale securities net of reclassification adjustment, net of tax (See Note 1)	-	-	-	-	6,698	-	-	6,698
Portion of impairment loss transferred to earnings, net of tax (See Note 1)	-	-	-	-	2,001	-	-	2,001
Comprehensive income								4,450
Issuance of preferred stock (net of original issuance discount of $4.1 million)	85,175	-	-	-	-		-	85,175
Redemption of preferred stock	(89,310)							(89,310)
Discount accretion	4,135	-	-	(4,135)	-	-	-	-
Preferred stock issuance cost	-	-	-	(112)	-	-	-	(112)
Issuance of common stock	-	101	490	-	-	-	-	591
Issuance of warrant	-	-	4,135	-	-	-	-	4,135
Redemption of warrant	-	-	(2,100)	-	-	-	-	(2,100)
Stock-based compensation	-	14	437	-	-	(21)	-	430
Stock dividend	-	1,099	6,703	(7,802)	-	-	-	-
Cash paid for fractional shares resulting from stock dividend	-			(3)		-	-	(3)
Preferred stock dividends	-	-	-	(1,104)	-	-	-	(1,104)
BALANCE, JUNE 30, 2009	$-	$25,251	$361,095	$8,285	$(7,788)	$(21)	$(26,162)	$360,660
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(4,249)	$6,512
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,950	8,660
Depreciation, amortization and accretion	5,386	4,570
Write down of book value of bank equipment and real estate owned	212	18
Credit impairment loss on available for sale securities	4,836	-
Net gain on call of investment securities available for sale	(18)	-
Loss (gain) on sale real estate owned	59	(577)
Gain on sale of loans	(1,038)	(835)
Increase in cash value of BOLI	(1,074)	(1,578)
Deferred income taxes	(4,826)	(1,942)
Stock-based compensation	430	673
Excess tax benefits related to stock options	-	(15)
Shares contributed to employee benefit plans	315	291
Loans originated for sale	(79,883)	(41,339)
Proceeds from the sale of loans	69,770	42,765
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	985	2,639
Other assets	(1,572)	352
Other liabilities	1,291	(333)
Net cash provided by operating activities	1,574	19,861
INVESTING ACTIVITIES
Purchases of investment securities available for sale	(28,359)	(172,252)
Redemption (purchase) of restricted equity securities	796	(1,065)
Redemption of investment in capital securities	-	155
Proceeds from maturities, prepayments or calls of investment securities available for sale	55,594	204,864
Proceeds from maturities, prepayments or calls of investment securities held to maturity	4,123	2,745
Net decrease (increase) in loans	4,005	(133,974)
Purchase of bank properties and equipment	(3,116)	(3,257)
Proceeds from sale of real estate owned	189	652
Net cash provided by (used in) investing activities	33,232	(102,132)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(20,862)	83,089
Net borrowings (repayments) of federal funds purchased	16,000	(500)
Net repayments of securities sold under agreements to repurchase - customer	(2,929)	(4,323)
Repayment of advances from FHLBNY	(26,276)	15,394
Repayment of obligation under capital lease	(36)	(34)
Proceeds from exercise of stock options	-	45
Excess tax benefits related to stock-based compensation	-	15
Redemption of junior subordinated debentures	-	(5,155)
Proceeds from the issuance of preferred stock and warrant	89,310	-
Redemption of preferred stock	(89,310)	-
Redemption of warrant	(2,100)	-
Payment of preferred stock dividend	(1,104)	-
Preferred stock issuance costs	(112)	-
Proceeds from issuance of common stock	49	61
Cash paid for fractional interests resulting from stock dividend	(3)	(12)
Treasury stock purchased	-	(3,980)
Net cash (used in) provided by financing activities	(37,373)	84,600
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,567)	2,329
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	58,433	86,513
CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,866	$88,842
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$28,451	$40,600
Income taxes paid	3,065	2,886
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Transfer of loans or bank properties to real estate owned	$9,056	$2,467
Commitments to purchase investment securities	1,500	658
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

(1) Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Unaudited Condensed Consolidated Financial Statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the accompanying notes thereto included in Sun Bancorp, Inc’s. (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2008. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, goodwill, intangible assets, income taxes, stock-based compensation and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Consolidation. The Unaudited Condensed Consolidated Financial Statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company and its principal wholly owned subsidiary, Sun National Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Med-Vine, Inc., Sun Financial Services, L.L.C., 2020 Properties, L.L.C., Sun Home Loans, Inc. and Del-Vine, Inc.  In accordance with the Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities - an interpretation of  ARB No. 51, and FIN 46 (R), Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII, Sun Capital Trust VIII, and CBNJ Trust I, are presented on a deconsolidated basis.

Segment Information.  As defined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has one reportable operating segment, “Community Banking.”  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.  Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

Subsequent Events. The Company evaluated subsequent events for reporting and disclosure in the Unaudited Condensed Consolidated Financial Statements through August 10, 2009, which is the date the June 30, 2009 Form 10-Q was available to be issued.

Stock Dividend. On April 16, 2009, the Company’s Board of Directors declared a 5% stock dividend which was issued on May 14, 2009 to shareholders of record on April 30, 2009. Accordingly, share data has been adjusted for all periods presented.

Loans Held for Sale. Included in loans receivable is approximately $15.5 million and $4.4 million of loans held for sale at June 30, 2009 and December 31, 2008, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis.

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  While the Company tests goodwill for impairment annually, it recognizes that there has been turmoil in the capital markets, especially bank stocks and including the Company’s stock, as well as declines in credit quality, and, as a result deemed it appropriate to perform a goodwill analysis at June 30, 2009. SFAS No. 142, Goodwill and Other Intangible Assets, outlines a two-step goodwill impairment test.  Significant judgment is applied when goodwill is assessed for impairment.  Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  A reporting unit is an operating segment as defined in SFAS No. 131.   If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary.  If the carrying amount of the reporting unit exceeds its implied fair value, the second step is performed to measure the amount of the impairment loss, if any.  An implied loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company believes that its goodwill was not impaired at June 30, 2009 and December 31, 2008.

Other Comprehensive Income (Loss). The Company classifies items of other comprehensive income (loss) by their nature and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the Unaudited Condensed Consolidated Statements of Financial Condition.  Amounts categorized as other comprehensive income (loss) represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment ("OTTI") loss not recorded in earnings. Reclassifications are made to avoid double counting in comprehensive income (loss) items which are displayed as part of net income for the period. These reclassifications are as follows:

Disclosure of Reclassification Amounts, Net of Tax
	For the Six Months Ended June 30,
	2009			2008
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain (loss) on securities available for sale during the period	$8,937	$(3,086)	$5,851	$(8,926)	$3,146	$(5,780)
Less:
Reclassification adjustment for gain recognized in earnings (1)	(18)	6	(12)	(72)	25	(47)
Reclassification adjustment for net impairment loss recognized in earnings	4,836	(1,976)	2,860	-	-	-
Reclassification adjustment for portion of impairment loss transferred to earnings	(3,387)	1,386	(2,001)	-	-	-
Net unrealized gain (loss) on securities available for sale	$10,368	$(3,670)	$6,698	$(8,998)	$3,171	$(5,827)
(1) Amount represents gain on securities called prior to maturity which is included in other non-interest income in the Unaudited Condensed Consolidated Statements of Income.

Recent Accounting Principles.  In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.  Upon the effective date of SFAS No. 168, the codification will become the sole source of authoritative GAAP recognized by the FASB. Rules and interpretive guidance of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS No. 168 is effective for fiscal years and interim periods ending after September 15, 2009.  SFAS No. 168 will impact the reference to accounting pronouncements within the Company’s Notes to Unaudited Condensed Consolidated Financial Statements, but will have no impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  SFAS No. 167 significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. SFAS No. 167 also addresses the effect of changes required by SFAS No. 166, Consolidation of Variable Interest Entities, on FASB Interpretation No. 46(R), and address concerns regarding the application of certain provisions of Interpretation No. 46(R), including concerns that the accounting and disclosures do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is continuing to evaluate the impact of SFAS No. 167, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140. SFAS No. 166 amends SFAS No. 140 to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is continuing to evaluate the impact of SFAS No. 166, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date, but before the related financial statements are issued or are available to be issued. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted SFAS No. 165 effective June 30, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP SFAS No. 107-1 and APB No. 28-1 require a public entity to provide disclosures about fair value of financial instruments in interim financial information.  FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting this FSP early must also adopt FSP SFAS No. 157-4 and FSP SFAS No. 115-2 and SFAS No. 124-2.  The Company adopted FSP SFAS No. 107-1 and APB No. 28-1 effective June 30, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations.  See Note 14 for disclosures pertaining to fair value of the Company’s financial instruments.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  FSP SFAS No. 115-2 and SFAS No. 124-2 amends existing guidance for determining whether an impairment is other-than-temporary to debt securities and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; and (c) it does expect to recover the entire amortized cost basis of the security.  Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  For debt securities held at the beginning of the period, the FSP requires the Company to recognize a cumulative-effect adjustment, net of tax, to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income for the amount of the OTTI which should have been recognized in other comprehensive income had the FSP been in effect at the beginning of the period.  The Company elected to early adopt this FSP on January 1, 2009 and recorded a cumulative-effect adjustment, net of tax, to retained earnings of $3.1 million with the corresponding offset to other comprehensive income in the Unaudited Condensed Consolidated Statements of Financial Condition. See Note 3 for more information on credit losses recognized in earnings pertaining to the Company’s investment portfolio.

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

FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted FSP SFAS No. 157-2 on January 1, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations. Please see Note 14 for more information on the Company’s non-financial assets measured at fair value.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 requires that a non-controlling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation.  The Company adopted SFAS No. 160 on January 1, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations.

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

(2) Stock-Based Compensation

Stock-based compensation issued to employees, and when appropriate non-employees, is accounted for in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. The Company establishes the fair value for its equity awards to determine their cost. The Company determines the stock-based compensation cost at grant date based on the fair value of the award and it is recognized as expense over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with SFAS No. 123(R), the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. Although the provisions of SFAS No. 123(R) should generally be applied to non-employees, Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees, is used in determining the measurement date of the compensation expense for non-employees.

The Company’s Stock Plans authorize the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”).  The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, advisory directors, employees and other persons to promote the success of the Company. Under the Company’s Stock Plans, options expire ten years after the date of grant, unless terminated earlier under the option terms. A committee of non-employee directors has the authority to determine the conditions upon which the options granted will vest. Options are granted at the then fair market value of the Company’s stock.  All or a portion of any stock awards earned as compensation by a director may be deferred under the Company’s Directors’ Deferred Fee Plan.

A summary of option activity under the Stock Plans during the six months ended June 30, 2009 is presented below:

Summary of Stock Option Activity
	Number of Options	Weighted Average Exercise Price Per Share	Number of Options Exercisable
January 1, 2009	2,645,869	$9.78	2,046,740
Granted	7,907	6.18
Exercised	-	-
Forfeited	(5,257)	15.55
Expired	(55,209)	10.96
June 30, 2009	2,593,310	9.73	2,078,130

The weighted average remaining contractual term was approximately 3.6 years for options outstanding and 2.4 years for options exercisable as of June 30, 2009.

At June 30, 2009, the aggregate intrinsic value was $18,000 for both options outstanding and options exercisable.

During the six months ended June 30, 2009 and 2008, the Company granted 7,907 options and 358,384 options, respectively. The fair value of the options granted is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table. The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the option is estimated using the historical exercise behavior of employees at a particular level of management who were granted options with a ten-year term. Options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected volatility is based on the historical volatility for a period dating back to January 1, 2002 through the date of grant. Utilizing a period greater than this is not representative of the Company’s view of its current stock volatility.

Significant weighted average assumptions used to calculate the fair value of the options for the six months ended June 30, 2009 and 2008 are as follows:

Weighted Average Assumptions Used in Black-Scholes Option Pricing Model
	For the Six Months Ended June 30,
	2009	2008
Weighted average fair value of options granted	$2.86	$3.44
Weighted average risk-free rate of return	3.00%	3.34%
Weighted average expected option life in months	120	80
Weighted average expected volatility	39%	30%
Expected dividends (1)	$-	$-
(1) To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested restricted stock awards activity for the six months ended June 30, 2009 is presented in the following table:

Summary of Nonvested Stock Award Activity
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards outstanding, January 1, 2009	105,976	$13.43
Issued	59,655	4.19
Vested	(19,336)	15.85
Nonvested stock awards outstanding, June 30, 2009	146,295	$9.34

During the six months ended June 30, 2009 and 2008, the Company issued 59,655 shares and 67,864 shares, respectively, of restricted stock valued at $250,000 and $817,000, respectively, at the time of grant. The value of these shares is based upon the closing price of the common stock on the date of grant. All 59,655 shares issued during the first half of 2009 will cliff vest after 4 years. Compensation expense will be recognized on a straight-line basis over the service period for all of the shares issued during 2009. The compensation expense recognized for the three and six months ended June 30, 2009 was $102,000 and $193,000, respectively, as compared to $157,000 and $319,000 for the three and six months ended June 30, 2008, respectively.

As of June 30 2009, there was approximately $1.3 million and $1.1 million of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted under the Stock Plans. The cost of the options and stock awards is expected to be recognized over a weighted average period of 2.6 years and 3.1 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at June 30, 2009 and December 31, 2008 were as follows:

Summary of Investment Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2009
Available for sale:
U.S. Treasury obligations	$2,005	$-	$-	$2,005
U.S. Government agencies	51,309	216	(295)	51,230
U.S. Government agency mortgage-backed securities	230,909	6,076	(4)	236,981
Other mortgage-backed securities	10,328	-	(3,854)	6,474
State and municipal obligations	92,367	733	(1,433)	91,667
Trust preferred securities (1)	30,742	-	(14,057)	16,685
Other	1,040	-	-	1,040
Total available for sale	418,700	7,025	(19,643)	406,082

Held to maturity:
U.S. Government agency mortgage-backed securities	6,945	138	-	7,083
Other mortgage-backed securities	2,694	-	(131)	2,563
Total held to maturity	9,639	138	(131)	9,646
Total investment securities	$428,339	$7,163	$(19,774)	$415,728

December 31, 2008
Available for sale:
U.S. Treasury obligations	$1,988	$11	$-	$1,999
U.S. Government agencies	61,273	28	(358)	60,943
U.S. Government agency mortgage-backed securities	258,448	2,769	(196)	261,021
Other mortgage-backed securities	10,863	-	(4,308)	6,555
State and municipal obligations	80,304	64	(3,292)	77,076
Trust preferred securities	30,315	-	(15,833)	14,482
Other	1,437	-	-	1,437
Total available for sale	444,628	2,872	(23,987)	423,513

Held to maturity:
U.S. Government agency mortgage-backed securities	7,762	23	(1)	7,784
Other mortgage-backed securities	6,003	-	(186)	13,601
Total held to maturity	13,765	23	(187)	13,601
Total investment securities	$458,393	$2,895	$(24,174)	$437,114
(1) Gross unrealized losses include $1.9 million of impairment losses not recognized in the Unaudited Condensed Consolidated Statement of Income.

During the six months ended June 30, 2009, securities called prior to maturity of $3.1 million resulted in a gross realized gain of $18,000.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

Gross Unrealized Losses by Investment Category
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2009
U.S. Government agencies	$22,097	$(295)	$-	$-	$22,097	$(295)
U.S. Government agency mortgage-backed securities	3,667	(4)	-	-	3,667	(4)
Other mortgage-backed securities	-	-	9,036	(3,985)	9,036	(3,985)
State and municipal obligations	32,406	(1,080)	4,616	(353)	37,022	(1,433)
Trust preferred securities	54	(1,875)	16,631	(12,182)	16,685	(14,057)
Total	$58,224	$(3,254)	$30,283	$(16,520)	$88,507	$(19,774)

December 31, 2008
U.S. Government agencies	$34,853	$(358)	$-	$-	$34,853	$(358)
U.S. Government agency mortgage-backed securities	53,147	(78)	7,064	(121)	60,211	(199)
Other mortgage-backed securities	10,264	(4,452)	416	(40)	10,680	(4,492)
State and municipal obligations	60,440	(3,206)	1,600	(86)	62,040	(3,292)
Trust preferred securities	-	-	12,980	(15,833)	12,980	(15,833)
Total	$158,704	$(8,094)	$22,060	$(16,080)	$180,764	$(24,174)

Management's review of its investment securities at June 30, 2009 resulted in the recognition of $4.6 million of additional OTTI credit losses on one pooled trust preferred security classified as available for sale as a result of further deterioration of underlying collateral.  This security, which had an original cost basis of $7.0 million, had been previously written down $515,000.   The Company determines whether the unrealized losses are temporary in accordance with Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset, as amended by FSP EITF 99-20-1, when applicable, and FSP SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and FSP SFAS No. 115-2 and SFAS No. 124-2.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an OTTI condition.  This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

FSP SFAS No. 115-2 and SFAS No. 124-2 requires the Company to assess if an OTTI exists by considering whether (a) the Company has the intent to sell the security, (b) it is more likely than not that it will be required to sell the security before recovery, and (c) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the OTTI on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered, into two components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any other-than-temporary with the amortized cost basis of the debt security.  The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discounting rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security.  The difference between the market value and the credit loss is recognized in other comprehensive income.

FSP SFAS No. 115-2 and SFAS No. 124-2 was adopted by the Company during the quarter ended March 31, 2009. Upon adoption, a $5.3 million, before tax (or $3.1 million, net of tax) cumulative effect adjustment was recorded to beginning retained earnings. This amount represented the non-credit related impairment loss related to the pooled trust preferred securities included in the Company’s investment portfolio as of January 1, 2009 which had previously incurred an OTTI charge.

For the six months ended June 30, 2009, the Company’s review of its unrealized losses on securities and whether those losses were temporary in nature, determined additional credit losses of $4.8 million on the two pooled trust preferred securities which the Company had previously recorded an OTTI charge at 2008 year-end. Application of the guidance did not have an impact on any other securities in unrealized loss position.

The following is a roll-forward for the three and six months ended June 30, 2009 of the amounts recognized in earnings for credit losses on investments held for which a portion of the OTTI recorded in other comprehensive income:

For the Three Months Ended June 30, 2009
Beginning balance, April 1, 2009	$2,514
Additional increase as a result of net impairment charge recognized on investments for which an OTTI was previously recognized	4,558
Ending balance, June 30, 2009	$7,072
For the Six Months Ended June 30, 2009
Beginning balance, January 1, 2009	$2,236
Additional increase as a result of net impairment charge recognized on investments for which an OTTI was previously recognized	4,836
Ending balance, June 30, 2009	$7,072

U.S. Government Agencies.  At June 30, 2009, the gross unrealized loss in the category of less than 12 months of $295,000 consisted of 1 security with an estimated fair value of $22.1 million that is issued and guaranteed by a U.S. Government sponsored agency. The Company believes the unrealized loss is due to an increase in market interest rates since the time the underlying security was purchased. As of June 30, 2009, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, as management expects to recover the entire amortized cost basis of this security.

U.S. Government Agency and Other Mortgage-Backed Securities.  At June 30, 2009, the gross unrealized loss in the category 12 months or longer of $4.0 million consisted of 3 investment grade and 1 non-investment grade non-agency mortgage-backed securities with an estimated fair value of $9.0 million. The gross unrealized loss in the category of less than 12 months of $4,000 consisted of 3 securities with an estimated fair value of $3.7 million that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased.  The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues, have been negatively impacted since 2008 as credit spreads widened dramatically.  The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists.  As of June 30, 2009, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, as management expects to recover the entire amortized cost basis of these securities.

State and Municipal Obligations.  At June 30, 2009, the gross unrealized loss in the category 12 months or longer of $353,000 consisted of 16 municipal securities with an estimated fair value of $4.6 million.   The category consisted of 14 securities rated investment grade by at least one nationally recognized rating agency with a fair market value of $3.6 million, and 2 non-rated municipal securities with an estimated fair value of $1.0 million.  The $1.1 million gross unrealized loss in the category of less than 12 months consisted of 65 municipal securities with an estimated fair value of $32.4 million. Of these municipal securities, 53 were rated investment grade or better by at least one nationally recognized rating agency and had an estimated fair value of $22.3 million and 12 were non-rated with an estimated fair value of $10.2 million. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased.  The Company monitors rating changes in those issues rated by a nationally recognized rating agency and performs in-house credit reviews on those non-rated issues.  The Company believes recovery of fair value is expected as the securities approach their maturity date or as valuations for such securities improve as market yields change.   As of June 30, 2009, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, as management expects to recover the entire amortized cost basis of these securities.

Trust Preferred Securities.  At June 30, 2009, the gross unrealized loss in the category of 12 months or longer of $12.2 million consisted of 3 trust preferred securities. The trust preferred securities are comprised of 2 non-rated single issuer securities with an estimated fair value of $13.7 million and 1 investment grade rated pooled security with an estimated fair value of $2.9 million.  The Company believes the unrealized loss on the two single issuer trust preferred securities and the investment grade pooled security are related to general market conditions and the resulting lack of liquidity in the market. As of June 30, 2009, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, as management expects to recover the entire amortized cost basis of these securities. The $1.9 million gross unrealized loss in the category of less than 12 months consisted of 1 non-investment grade rated pooled security with an estimated fair value of $54,000 and represents impairment losses related to other factors besides credit. These trust preferred securities were valued in accordance with FSP SFAS No. 157-3 and FSP SFAS No. 157-4, which clarify the application of SFAS No. 157 in an inactive market.  The Company reviews projected cash flow analysis and industry standard risk metrics to determine whether the unrealized losses for certain trust preferred securities are temporary in accordance with EITF No. 99-20, as amended by FSP EITF No. 99-20-1, when applicable, and FSP SFAS No. 115-1 and SFAS No. 124-1. Any adverse change in the present value of projected future cash flows may result in an other-than-temporary credit impairment recognized through earnings.

(4) Restricted Equity Investments

The Company, through the Bank, is a member of the Federal Reserve Bank of Philadelphia (“FRB”), the Federal Home Loan Bank of New York (“FHLBNY”), and Atlantic Central Bankers Bank and is required to maintain an investment in the capital stock of each. The FRB, FHLBNY and other bank stock are restricted in that they can only be redeemed by the issuer at par value. These securities are carried at cost and the Company did not identify any events or changes in circumstances that may have had an adverse effect on the value of the investment in accordance with Statement of Position  (“SOP”) No. 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  As of June 30, 2009, management does not believe that an OTTI of its holdings exists and expects to recover the entire cost of these securities.

The Company's restricted equity investments at June 30, 2009 and December 31, 2008 were as follows:

Restricted Equity Investments (1)
	June 30, 2009	December 31, 2008
Federal Reserve Bank stock	$9,380	$9,364
Federal Home Loan Bank of New York stock	5,982	6,794
Atlantic Central Bankers Bank stock	148	148
Total	$15,510	$16,306
(1) Included as held in restricted equity investments at June 30, 2009 and December 31, 2008 are 7,672 shares of Class B stock in Visa, received at no cost by the Company as a result of the Visa, Inc. restructuring in exchange for the Company's membership interest.

(5) Loans

The components of loans as of June 30, 2009 and December 31, 2008 were as follows:

Loan Components
	June 30, 2009	December 31, 2008
Commercial and industrial	$2,240,368	$2,234,202
Home equity	265,407	274,360
Second mortgages	73,856	84,388
Residential real estate	79,627	67,473
Other	74,714	79,402
Total gross loans	2,733,972	2,739,825
Allowance for loan losses	(44,316)	(37,309)
Net loans receivable	$2,689,656	$2,702,516

Non-accrual loans	$55,801	$42,233

The Company’s commercial and industrial loan portfolio represents 81.9% of total loans outstanding at June 30, 2009.  Commercial and industrial loans increased $6.2 million, or 0.3%, from December 31, 2008 to $2.24 billion at June 30, 2009.  Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation. Additionally, the Company makes commercial real estate loans for the acquisition, refinance, improvement and construction of real property. Loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business.  If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired.  Loans secured by properties where repayment is dependent upon payment of rent by third-party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.  At June 30, 2009, the Company’s commercial real estate portfolio was $1.72 billion of which $766.7 million, or 44.6%, were classified as owner-occupied and $952.3 million, or 55.4%, were classified as non-owner-occupied.

The Company’s residential construction loan portfolio, which is part of the Company’s overall commercial and industrial loan portfolio, consists of short-term loans generally for building 1-to-4 family residential properties and is secured by parcels of land on which the properties are to be constructed, as well as any properties in the process of being constructed.  Upon completion of construction, these loans are typically replaced with some form of permanent financing. The significant decline in activity in the residential construction market has impacted the Company’s residential construction loan business. In the course of the periodic credit review process, a number of the Company’s residential construction borrowers received a more adverse risk rating and were assigned classified loan status due to highly diminished activity and strained liquidity and cash flow.  At the present time, new residential lending opportunities are limited. At June 30, 2009, there were 80 residential construction loans with outstanding loan balances of $60.9 million, or 2.7% of the Company’s commercial and industrial loan portfolio.

The Company’s home equity portfolio, which includes second mortgages, represents 12.4% of total loans outstanding at June 30, 2009 and is the largest component of the Company's non-commercial portfolio.  The home equity portfolio decreased $19.5 million, or 5.4%, from December 31, 2008.  Usage of home equity lines of credit has remained constant, at approximately 52% over the past year.

 (6) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses
	For the Six Months Ended June 30,		For the Year Ended December 31,
	2009	2008	2008
Balance, beginning of period	$37,309	$27,002	$27,002
Charge-offs	(4,441)	(4,722)	(10,728)
Recoveries	498	550	1,035
Net charge-offs	(3,943)	(4,172)	(9,693)
Provision for loan losses	10,950	8,660	20,000
Balance, end of period	$44,316	$31,490	$37,309

The allowance for loan losses was $44.3 million and $37.3 million at June 30, 2009 and December 31, 2008, respectively.  The increase in the allowance for loan losses of $7.0 million to $44.3 million during the first half of 2009 reflects the Company’s continued aggressive review of its loan portfolio which resulted in loan downgrades and non-accruals.  As a result, the Company has continued to maintain adequate reserve coverage as the ratio of allowance for loan losses to gross loans was 1.62% at June 30, 2009 as compared to 1.36% at December 31, 2008.

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

Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

Components of Impaired Loans
	June 30, 2009	December 31, 2008
Impaired loans with specific allowance for loan losses calculated under SFAS No. 114	$15,741	$4,307
Impaired loans with no specific allowance for loan losses calculated under SFAS No. 114	34,828	33,435
Total impaired loans	$50,569	$37,742

Valuation allowance related to impaired loans	$5,043	$1,679

In accordance with SFAS No. 114, those impaired loans which are fully collateralized do not result in a specific allowance for loan losses.

Analysis of Impaired Loans
	For the Six Months Ended June 30,
	2009	2008
Average impaired loans	$44,900	$24,322
Interest income recognized on impaired loans	68	45
Cash basis interest income recognized on impaired loans	68	45

(7) Real Estate Owned

Real estate owned at June 30, 2009 and December 31, 2008 was as follows:

Summary of Real Estate Owned
	June 30, 2009	December 31, 2008
Commercial properties	$9,114	$139
Residential properties	531	848
Bank properties	975	975
Total	$10,620	$1,962

Summary of Real Estate Owned Activity
	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2009	$139	$848	$975	$1,962
Transfers from loans	8,975	81	-	9,056
Sale of real estate owned	-	(248)	-	(248)
Write down of real estate owned	-	(150)	-	(150)
Ending balance, June 30, 2009	$9,114	$531	$975	$10,620

During the six months ended June 30, 2009, the Company had five properties transferred from loans, which included one commercial property for $8.8 million.

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

Fair Value Hedges - Interest Rate Swaps. The Company has entered into interest rate swap arrangements to exchange the periodic payments on fixed-rate commercial loan agreements for variable-rate payments based on the one-month London Interbank Offered Rate (“LIBOR”) without the exchange of the underlying principal. The interest rate swaps are designated as fair value hedges under SFAS No. 133 and are executed for periods and terms that match the related underlying fixed-rate loan agreements. The Company applies the “shortcut” method of accounting under SFAS No. 133, which assumes there is no ineffectiveness as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying commercial loan agreements.  Because the hedging arrangement is considered highly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by SFAS No. 157. The fair value adjustments related to credit quality are recognized in other income and were not material as of June 30, 2009.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under SFAS No. 133 at June 30, 2009 and December 31, 2008:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	June 30, 2009		December 31, 2008
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$45,487	$(4,170)	$47,434	$(6,821)

	June 30, 2009	December 31, 2008
Weighted average pay rate	6.81%	6.80%
Weighted average receive rate	2.31%	3.89%
Weighted average maturity in years	4.9	5.3

Customer Derivatives – Interest Rate Swaps/Caps. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement.  Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under SFAS No. 133 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by SFAS No. 157. The fair value adjustments related to credit quality are recognized in other income and were not material as of June 30, 2009.

Summary of Interest Rate Swaps Not Designated As Hedging Instrument

	June 30, 2009		December 31, 2008
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$613,786	$56,139	$610,406	$90,890
Other liabilities	613,786	(56,219)	610,406	(91,033)

In addition, the Company has entered into an interest rate cap sale transaction with one commercial customer. The Company entered into a corresponding interest rate cap purchase transaction with a third party in order to offset its exposure on the variable and fixed components of the customer agreement.  As the interest rate caps with both the customer and the third party are not designated as hedges under SFAS No. 133, the instruments are marked to market through earnings. As the interest rate caps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by SFAS No. 157. The combined notional amount of the two interest rate caps was $12.7 million and $12.9 million at June 30, 2009 and December 31, 2008, respectively.

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call.  This requirement is dependent on certain specified credit measures.  The amount of collateral posted with the third party at June 30, 2009 and December 31, 2008 was $88.7 million and $111.2 million, respectively.  The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.  The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $59.8 million and $97.9 million at June 30, 2009 and December 31, 2008, respectively.

(9) Deposits

Deposits consist of the following major classifications:

Summary of Deposits
	June 30, 2009	December 31, 2008
Interest-bearing demand deposits	$1,012,601	$1,003,517
Non-interest-bearing demand deposits	452,217	397,492
Savings deposits	295,236	301,278
Time certificates under $100,000	575,793	639,354
Time certificates $100,000 or more	396,709	367,679
Brokered time deposits	142,946	187,044
Total	$2,875,502	$2,896,364

(10) Advances from Federal Home Loan Bank of New York (“FHLBNY”)

Advances from FHLBNY at June 30, 2009 and December 31, 2008 were $15.8 million and $42.1 million, respectively.  The decrease in advances from FHLBNY was primarily the result of $25.7 million in repayments to the FHLBNY as these borrowings matured during the first quarter of 2009.

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

In March 2009, the Board of Directors of the Company determined that continuing to participate in the TARP CPP was contrary to the best interests of the Company, it's shareholders and it's employees. Accordingly, the Board of Directors approved the repurchase of the preferred stock as authorized under recent amendments to the TARP CPP that were a part of the American Recovery and Reinvestment Act of 2009. On April 8, 2009, the Company returned to the U.S. Treasury approximately $90.0 million, which includes the original investment amount of $89.3 million plus accrued but unpaid dividends of $657,000, and received in return, and cancelled, the share certificate for the preferred stock. In connection with this transaction, the Company and the U.S. Treasury entered into a Redemption Letter Agreement dated April 8, 2009. Pursuant to the terms of the Redemption Letter Agreement, the Company notified the U.S. Treasury on April 21, 2009 of its intention to repurchase the warrant from the U.S. Treasury.  On May 27, 2009, the Company completed the repurchase of the warrant from the U.S. Treasury for $2.1 million ending the Company’s participation in the TARP CPP.

(12) Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period. Retroactive recognition has been given to market values, common stock outstanding and potential common shares for periods prior to the date of the Company’s stock dividends.

The following table presents the earnings per share calculation for the three and six months ended June 30, 2009 and 2008:

Earnings Per Share Calculation
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(4,634)	$2,329	$(4,249)	$6,512
Preferred stock dividend and discount accretion	4,146	-	5,351	-
Net (loss) income available to common shareholders	$(8,780)	$2,329	$(9,600)	$6,512

Average common shares outstanding	23,103,975	23,830,980	23,073,683	23,878,272
Net effect of dilutive common stock equivalents	-	540,350	-	602,834
Adjusted average shares outstanding - dilutive	23,103,975	24,371,330	23,073,683	24,481,106

Basic (loss) earnings per share	$(0.38)	$0.10	$(0.42)	$0.27
Diluted (loss) earnings per share	$(0.38)	$0.10	$(0.42)	$0.27

Dilutive common stock equivalents	163,491	1,924,512	123,818	2,019,754
Average exercise price	$5.29	$8.08	$4.85	$8.15
Average market price	$6.27	$10.49	$5.76	$11.26

There were 3.6 million weighted average common stock equivalents and 977,206 weighted average common stock equivalents outstanding during the three months ended June 30, 2009 and 2008, respectively, and 3.9 million weighted average common stock equivalents and 832,868 weighted average common stock equivalents outstanding during the six months ended June 30, 2009 and 2008, respectively, which were not included in the computation of diluted earnings per share as a result of the stock options’ exercise price or stock awards value at issuance being greater than the average market price of the common shares for the respective periods.  Of the 3.6 million weighted average common stock equivalents and 3.9 million weighted average common stock equivalents not included in the computation of diluted EPS during the three and six months ended June 30, 2009, respectively, 1.0 million common stock equivalents and 1.2 million common stock equivalents related to the issuance of the warrant under the TARP CPP for the same periods, respectively.

(13) Commitments and Contingent Liabilities

Visa Litigation

In October 2007, Visa Inc. (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008. At the time of the announcement, the Company was a member of the Visa USA network.  As part of Visa’s restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests.  The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007.  In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not a named defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, in accordance with Visa’s by-laws, the Company and other Visa USA, Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. The Company's indemnification obligation is limited to its proportionate interest in Visa USA, Inc. The Company determined that its potential indemnification obligations based on its proportionate share of ownership in Visa USA was not material at June 30, 2009.

On July 16, 2009, Visa deposited an additional $700 million into the litigation escrow account previously established to satisfy specific settlement obligations.  Visa funded the additional amount in to the escrow account by reducing each Class B shareholders’ conversion ratio to Visa Class A shares from 0.6296 to 0.5824.  The Company currently has 7,672 Class B shares, with a zero cost basis.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition consistent with SOP No. 01-6. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with SFAS No. 5, Accounting for Contingencies, and estimated future obligations under letters of credit in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements.  The reserve for unfunded loan commitments and letters of credit as of June 30, 2009 and December 31, 2008 was $651,000 and $437,000, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

(14) Fair Value Measurement

The Company accounts for fair value measurement in accordance with SFAS No. 157, Fair Value Measurements, and FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  Those assets and liabilities which will continue to be measured at fair value on a recurring basis are as follows:

Summary of Recurring Fair Value Measurements
		Category Used for Fair Value Measurement
June 30, 2009	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury obligations	$2,005	$2,005	$-	$-
U.S. Government agencies	51,230	-	51,230	-
U.S. Government agency mortgage-backed securities	236,981	-	236,981	-
Other mortgage-backed securities	6,474	-	6,474	-
State and municipal obligations	91,667	-	91,667	-
Trust preferred securities	16,685	-	-	16,685
Other	1,040	-	1,040	-
Fair value adjustment on hedged commercial loans	4,167	-	4,167	-
Interest rate swaps	56,139	-	56,139	-
Liabilities:
Fair value interest rate swaps	4,170	-	4,170	-
Interest rate swaps	56,219	-	56,219	-

		Category Used for Fair Value Measurement
December 31, 2008	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury obligations	$1,999	$1,999	$-	$-
U.S. Government agencies	60,943	-	60,943	-
U.S. Government agency mortgage-backed securities	261,021	-	261,021	-
Other mortgage-backed securities	6,555	-	6,555	-
State and municipal obligations	77,076	-	77,076	-
Trust preferred securities	14,482	-	-	14,482
Other	1,437	-	1,437	-
Fair value adjustment on hedged commercial loans	6,812	-	6,812	-
Interest rate swaps	90,890	-	90,890	-
Liabilities:
Fair value interest rate swaps	6,821	-	6,821	-
Interest rate swaps	91,033	-	91,033	-

The following provides details of the fair value measurement activity for Level 3 for the three and six months ended June 30, 2009:

Fair Value Measurement Activity – Level 3 (only)
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Trust Preferred Securities
Three months ended June 30, 2009
Balance, April 1, 2009	$12,186
Total gains (losses), realized/unrealized:
Included in earnings (1)	(4,558)
Included in accumulated other comprehensive loss	9,057
Purchases, maturities, prepayments and calls, net	-
Transfers into Level 3 (2)	-
Balance, June 30, 2009	$16,685

Six months ended June 30, 2009
Balance, January 1, 2009	$14,482
Total gains (losses), realized/unrealized:
Included in earnings (1)	(4,836)
Included in accumulated other comprehensive loss	7,039
Purchases, maturities, prepayments and calls, net	-
Transfers into Level 3 (2)	-
Balance, June 30, 2009	$16,685
(1) Amount included in net impairment losses on available for sale securities of the Unaudited Condensed Consolidated Statements of Income.
(2) Transfers into Level 3 are assumed to occur at the end of the quarter in which the transfer occurred.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures loans held for sale, impaired loans, Small Business Administration ("SBA") servicing assets, restricted equity investments and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis.  At June 30, 2009 and 2008, these assets were valued in accordance with GAAP and, except for impaired loans, SBA servicing assets and real estate owned included in the following table, did not require fair value disclosure under the provisions of SFAS No. 157.

Summary of Non-Recurring Fair Value Measurements
		Category Used for Fair Value Measurement			Total (Losses) Gains or Changes in Net Assets During the Six Months Ended June 30, 2009
June 30, 2009	Total	Level 1	Level 2	Level 3
Assets
Impaired loans	$19,495	$-	$-	$19,495	$(4,081)
SBA servicing assets	518	-	518	-	74
Real estate owned	450	-	450	-	(150)

		Category Used for Fair Value Measurement			Total (Losses) Gains or Changes in Net Assets During the Six Months Ended June 30, 2008
June 30, 2008	Total	Level 1	Level 2	Level 3
Assets
Impaired loans	$8,456	$-	$-	$8,456	$(1,647)

Under SFAS No. 114, collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $12.2 million at June 30, 2009. The collateral underlying these loans had a fair value of $8.5 million, resulting in a charge-off of $300,000 during the six months ended June 30, 2009 and a specific reserve in the allowance for loan losses of $3.6 million at June 30, 2009.  No specific reserve was calculated for impaired loans with an aggregate carrying amount of $11.0 million at June 30, 2009, as the underlying collateral was not below the carrying amount; however, these loans did include a charge-off of $176,000 during the six months ended June 30, 2009.

The SBA servicing assets are reviewed for impairment in accordance with SFAS No. 140.  Because loans are sold individually and not pooled, the Company does not stratify groups of loans based on risk characteristics for purposes of measuring impairment. The Company measures the loan servicing assets by estimating the present value expected future cash flows for each servicing asset, based on their unique characteristics and market-based assumptions for prepayment speeds and records a valuation allowance for the amount by which the carrying amount of the servicing asset exceeds the fair value.  As of June 30, 2009, the Company does not believe the loan servicing assets were other than temporarily impaired.  The Company recorded a valuation allowance of $53,000 and $127,000 at June 30, 2009 and December 31, 2008, respectively.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to real estate owned. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. During the six months ended June 30, 2009, the Company recorded a $150,000 decrease to the fair value of one property held in its real estate owned portfolio.  This adjustment was based upon observable inputs, such as quoted prices for similar assets in active markets, and therefore, the fair value measurement has been categorized as a Level 2 measurement.  At June 30, 2009, the property was carried on the Unaudited Condensed Consolidated Statement of Condition at a fair value, less estimated selling cost, of $450,000.

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$55,866	$55,866	$58,433	$58,433
Investment securities available for sale	406,082	406,082	423,513	423,513
Investment securities held to maturity	9,639	9,646	13,765	13,601
Loans receivable, net	2,640,054	2,420,723	2,648,328	2,406,471
Hedged commercial loans (1)	49,602	49,654	54,188	54,188
Restricted equity investments	15,510	15,510	16,306	16,306
Interest rate swaps	56,139	56,139	90,890	90,890

Liabilities:
Demand deposits	1,464,818	1,464,818	1,401,009	1,401,009
Savings deposits	295,236	295,236	301,278	301,278
Time deposits	1,115,448	1,124,905	1,194,077	1,201,256
Federal funds purchased	87,500	87,500	71,500	71,500
Securities sold under agreements to repurchase – customers	17,398	17,398	20,327	20,327
Advances from FHLBNY	15,805	16,455	42,081	42,113
Securities sold under agreements to repurchase – FHLBNY	15,000	16,329	15,000	16,581
Junior subordinated debentures	92,786	42,680	92,786	27,758
Fair value interest rate swaps	4,170	4,170	6,821	6,821
Interest rate swaps	56,219	56,219	91,033	91,033
(1) Includes positive market value adjustment of $4.2 million and $6.8 million at June 30, 2009 and December31, 2008, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with SFAS No. 133.

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and FSP SFAS No. 107-1 and APB No. 28-1, the Company is required to disclose the fair value of financial instruments.  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale.  Fair value is best determined using market observable market prices; however, for many of the Company’s financial instruments no quoted market prices are readily available.  In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument.  These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange.  Different assumptions or estimation techniques may have a material effect on the estimated fair value

Cash and cash equivalents. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investment securities. For investment securities, fair values are based on a combination of quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded and pricing models, discounted cash flow methodologies, or similar techniques that may contain unobservable inputs that are supported by little or no market activity and require significant judgment.

Loans receivable. The fair value of loans receivable is estimated using discounted cash flow analysis.  Projected future cash flows are projected using loan characteristics, and assumptions of voluntary and involuntary prepayment speeds.  Projected cash flows are discounted using rates believed to represent estimates of fair value.  Fair value is established based on the Company’s estimate of most likely trade execution.

Hedged commercial loans. The Hedged Commercial Loans are one component of a declared hedging relationship as defined under SFAS No. 133.  The Interest Rate Swap component of the declared hedging relationship is carried at their fair value and the carrying value of the commercial loans includes a similar change in fair values

Restricted equity securities. Ownership in equity securities of bankers’ bank is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value.

Interest rate swaps and fair value interest rate swaps. The Company’s derivative financial instruments are not exchange-traded and therefore are valued utilizing models with the primary input being readily observable market parameters, specifically the LIBOR swap curve.  In addition the Company incorporates a qualitative fair value adjustment related to credit quality variations between counterparties as required by SFAS No. 157.

Demand deposits, savings deposits and time deposits. The fair value of demand deposits and savings deposits  is determined by projecting future cash flows using an estimated economic life based on account characteristics.  The resulting cash flow is discounted using rates available on alternative funding sources.   The fair value of time deposits is estimated using the rate and maturity characteristics of the deposits to estimate their cash flow.  This cash flow is discounted at rates for similar term wholesale funding.

Federal funds purchased.  The carrying amount is a reasonable estimate of fair value.

Securities sold under agreements to repurchase - customer. The fair value is estimated to be the amount payable at the reporting date.

Securities sold under agreements to repurchase – FHLBNY and FHLBNY advances. The fair value was estimated by determining the cost or benefit for early termination of the individual borrowing

Junior subordinated debentures. The fair value was estimated by discounting approximate cash flows of the borrowings by yields estimating the fair value of similar issues.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

(15) Income Taxes

The Company accounts for uncertain tax positions in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 was applied to all existing tax positions upon initial adoption. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Income Statement. As of June 30, 2009, there were no audits in process by any tax jurisdiction.

(16) Regulatory Matters

The Company is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under the requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Total Capital, Tier 1 Capital and Leverage (Tier 1 Capital divided by average assets) ratios are maintained. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets and certain off-balance sheet items as calculated under regulatory practices.

The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. At June 30, 2009 and December 31, 2008, the Company’s and the Bank’s capital exceeded all minimum regulatory requirements to which they are subject, and the Bank was “well capitalized” as defined under the federal bank regulatory guidelines. The risk-based capital ratios have been computed in accordance with regulatory practices.

In December 2008, the FDIC voted to increase initial base assessment rates uniformly by 7 basis points (“bps”) (7 cents for every $100 of deposits), beginning with the first quarter of 2009 in an initial effort to restore the reserve ratio of the Deposit Insurance Fund to at least 1.15% of estimated insured deposits as required under the FDIC’s Restoration Plan. On February 27, 2009, the FDIC adopted a final rule to modify the risk-based assessment system and to reset initial base assessment rates. Effective April 1, 2009, initial base assessment rates will range from 12 bps to 45 bps across all risk categories with possible adjustments to these rates based on certain debt-related components.  The FDIC also extended the period of the Restoration Plan from five years to seven years.  Furthermore, the FDIC imposed a special assessment of 5 bps on all insured depository institutions based on assets minus Tier 1 capital as of June 30, 2009.  As a result of the special assessment, the Company recognized a charge to insurance expense of $1.6 million for the three and six months ended June 30, 2009.  The special assessment is payable on September 30, 2009.  The FDIC has indicated that an additional special assessment of up to 5 basis points may occur in the third and fourth quarter of 2009; however, no additional assessment has been announced.

The Company’s capital securities are deconsolidated in accordance with GAAP and qualify as Tier 1 capital under federal regulatory guidelines.  These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2009, and would have limited capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  On March 16, 2009, the Federal Reserve Board extended for two years the ability of bank holding companies to include restricted core capital elements as Tier 1 capital up to 25% of all core capital elements, including goodwill. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2009, the entire $90.0 million in capital securities qualify as Tier 1.

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

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  While the Company tests goodwill for impairment annually, it recognizes that there has been turmoil in the capital markets, especially bank stocks and including the Company’s stock, as well as declines in credit quality, and, as a result deemed it appropriate to perform a goodwill analysis at June 30, 2009. SFAS No. 142, Goodwill and Other Intangible Assets, outlines a two-step goodwill impairment test.  Significant judgment is applied when goodwill is assessed for impairment.  Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.   As defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, a reporting unit is an operating segment, which the Company has one reportable operating segment, “Community Banking” defined in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary.  If the carrying amount of the reporting unit exceeds its implied fair value, the second step is performed to measure the amount of the impairment loss, if any.  An implied loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

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

The results of this analysis at June 30, 2009, indicated the implied fair value of the Company’s goodwill exceeded the carrying amount of goodwill, and therefore, goodwill was not impaired.

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

Market Overview

During 2008, the U.S. and global economy declined more than many economists had originally expected. Economists predicted in the early part of 2009 that the recession, which started in December 2007, would be the longest recession since World War II.  While this recession is often compared to the Great Depression, the aggressiveness of policy measures by the government is thought to have significantly reduced the probability of a near-depression.  In addition to the actions taken during 2008 to stabilize the housing market and the banking system, the U.S. Treasury implemented a series of initiatives in 2009 as part of its Financial Stability Plan that along with the American Recovery and Reinvestment Act of 2009 (“ARRA”) would lay the foundations for economic recovery.  The components of the Financial Stability Plan include investments made by the Treasury under the Public-Private Investment Program (“PPIP”), the Financial Stability Trust, and the Homeowner Affordability and Stability Plan (“HASP”).

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

The HASP is intended to stem home foreclosures and to provide low cost mortgage refinancing opportunities for certain homeowners suffering from declining home prices, including but not limited to the creation of financial incentives for homeowners, investors, and servicers, to refinance or modify certain existing mortgages which are delinquent or at risk of becoming delinquent.

The Federal Reserve has also responded aggressively to the downturn since it emerged in 2007, including reducing the Federal Funds Target rate by 450 basis points since September 2007 to a historical low, or range of 0.00% to 0.25%, in late December 2008, where it still remains today and is expected to remain into 2010.  Although the Federal Reserve does not normally try to influence long term rates, it announced a plan in 2009 committed through its open market activities to purchasing up to $1.25 trillion in mortgage-backed securities, $200 billion in federal agency debt and $300 billion to purchase long-term Treasury bonds, in an attempt to lift the country out of recession by reducing rates on mortgages and consumer debt.

While analysts say there are several challenges ahead, including decreased consumption and a reduction of wealth as a result of declines in the stock and housing markets, the general consensus of analysts is that the recession could end sometime in the second half of 2009, with growth expected to reenter positive territory, while still sluggish, sometime in 2010.  The Industrial Price Index (“IPI”), which is a leading indicator of industrial demand and of inflation rates, has been rising since March 2009 and subsequent to second quarter 2009 reached its highest point since October 2008 in July.  The gross domestic product (“GDP”) of the U.S. which fell sharply for two consecutive quarters - in the fourth quarter 2008 and first quarter 2009 - by 6.3% and 5.5%, respectively - indicated that the rate of decline was no longer increasingly negative.  Furthermore, preliminary estimates for second quarter 2009 GDP indicate a smaller decline of 1.2% which would appear to confirm that the economy is falling at a much slower pace.  While the national unemployment rate at June 30, 2009 is the highest it has ever been since 1983, at 9.5% (9.2% in New Jersey), the pace of job loss during the second quarter appears to be slowing from what it had been doing.

The above actions, together with the overall economy, will continue to affect the markets in which the Company and its customers do business and may adversely impact the Company’s results in the future, depending upon the duration and severity of such conditions. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three and six months ended June 30, 2009.

Financial Condition

Total assets were $3.56 billion at June 30, 2009 as compared to $3.62 billion at December 31, 2008. Investment securities decreased $21.6 million, or 4.9%, to $415.7 million and other assets decreased $33.3 million, or 31.4%, to $72.6 million.  These decreases were offset by an increase in real estate owned of $8.7 million, or 441.3%, to $10.6 million. Total liabilities decreased $63.2 million, or 1.9%, to $3.20 billion at June 30, 2009 primarily due to a decrease in advances from the Federal Home Loan Bank of New York (“FHLBNY”), of $26.3 million, or 62.4%, combined with a decrease in other liabilities of $32.3 million, or 26.8%.

Total loans receivable before allowance for loan losses decreased $5.9 million, or 0.2%, to $2.73 billion at June 30, 2009. Organic loan growth for the first six months of 2009, adjusted for approximately $43.4 million in prepayments, was approximately 1.4%. Despite various economic challenges and an overall softened loan demand, the Company continues to maintain a healthy lending channel.

Total non-performing loans were $63.5 million at June 30, 2009, or 2.3% of total loans, compared to $46.8 million, or 1.7%, at December 31, 2008. Non-performing loans primarily increased as a result of an increase in non-accrual loans of $13.6 million, or 32.1%, and an increase in loans past due 90 days and still accruing of $3.1 million, or 67.3%, at June 30, 2009 as compared to December 31, 2008.  Non-accrual loans increased $24.0 million, offset by reductions of $10.4 million, resulting in a net increase of $13.6 million.  The increase in non-accrual loans during the first six months of 2009 was primarily due to the addition of 18 separate commercial real estate relationships spread among several different industries whose loans totaled $12.2 million, the addition of 10 separate construction and land development relationships with an aggregate loan balance of $6.0 million and $1.6 million in home equity lines of credit.  The reduction to non-accrual loans during the same period was primarily the result of one commercial property foreclosure for $8.8 million which is included in real estate owned at June 30, 2009.  The ratio of allowance for loan losses to total non-performing loans was 69.82% at June 30, 2009 compared to 79.69% at December 31, 2008. Non-performing assets were $74.1 million at June 30, 2009 compared to $48.8 million at December 31, 2008.

The allowance for loan losses was $44.3 million and $37.3 million at June 30, 2009 and December 31, 2008, respectively.  The increase in the allowance for loan losses of $7.0 million to $44.3 million during the first half of 2009 reflects the Company’s continued aggressive review of its loan portfolio which resulted in loan downgrades and non-accruals.  Net charge-offs for the six months ended June 30, 2009 were $3.9 million, or 0.14% of average loans outstanding, and primarily consisted of $2.1 million in commercial loans, which included one unsecured commercial line of credit for $600,000, three unrelated home equity line of credit relationships totaling $886,000 and 13 unrelated small business loans with an aggregate loan balance of $796,000.  In addition, the Company further increased a number of its qualitative factors used in determining the appropriate level of allowance for loan losses. As a result, the Company has continued to maintain adequate reserve coverage as the ratio of allowance for loan losses to gross loans was 1.62% at June 30, 2009 as compared to 1.36% at December 31, 2008.

Real estate owned increased $8.7 million to $10.6 million at June 30, 2009 as compared to December 31, 2008. During the first six months of 2009, the Company added five properties to the real estate owned portfolio, which included three commercial properties and two residential properties acquired through foreclosure at a total cost of $9.1 million.  All five of these properties were previously classified as non-accrual loans at December 31, 2008.  During the second quarter 2009, the Company sold one residential property with a carrying value of $247,000 and recognized a loss of $59,000. In addition, the Company also recognized a write-down of $150,000 during the first quarter 2009 on one property as the appraised value less cost to sell of this property was less than the carrying amount.

Investment securities available for sale decreased $17.4 million, or 4.1%, from $423.5 million at December 31, 2008 to $406.1 million June 30, 2009. Investment securities held to maturity decreased $4.1 million, or 30.0%, from $13.8 million at December 31, 2008 to $9.6 million at June 30, 2009. The investment securities portfolio decreased primarily as a result of calls, maturities, prepayments and changes in fair value.  The reinvestment strategy for the remainder of 2009 is to maintain the average life and duration at approximately the same levels as June 30, 2009.

Bank owned life insurance (“BOLI”) increased from $75.5 million at December 31, 2008, to $76.6 million at June 30, 2009. The increase of $1.1 million represents the increase in the cash surrender value of the policies during the six months ended June 30, 2009.

Other assets decreased $33.3 million, or 31.4%, to $72.6 million at June 30, 2009 from $105.9 million at December 31, 2008.  This decrease was primarily the result of a $34.8 million decline in the fair value of the Company’s financial derivative instruments offered to commercial customers due to an increase in forward-looking benchmark interest rates and a reduction in underlying notional values applied in the valuation of these instruments.  This decrease is offset with a $34.8 million decline in the fair value of related financial derivative instruments recorded in the other liabilities section of the Unaudited Condensed Consolidated Statements of Financial Condition.  For more information on the Company’s financial derivative instruments, please see Note 8 of the Notes to Unaudited Condensed Consolidated Statements.

Total deposits were $2.88 billion at June 30, 2009, reflecting a $20.9 million decrease from December 31, 2008.  Core deposits, which exclude all certificates of deposit, increased $57.8 million to $1.76 billion, or 61.2% of total deposits at June 30, 2009, as compared to $1.70 billion, or 58.8% of total deposits at December 31, 2008.  This increase was offset with a decrease in certificates of deposit, including those placed through brokers, of $78.6 million for the same period.  During the second quarter 2009, the Company aggressively lowered interest rates on deposits while managing overall funding and liquidity. As a result of this strategy and a continued effort to balance deposit growth and net interest margin, the Company expects a further decline in certificates of deposit balances and will continue to evaluate other funding sources for funding cost efficiencies.

Total borrowings were $144.1 million at June 30, 2009, a decrease of $10.1 million, or 6.5%, from December 31, 2008.  The decrease was primarily a result of a reduction in advances from the FHLBNY of $26.3 million, offset by an increase of $16.0 million in federal funds purchased.

Total shareholders’ equity increased $2.2 million, or 0.6%, from $358.5 million at December 31, 2008 to $360.7 million at June 30, 2009. The increase was primarily the result of an overall net increase in comprehensive income of $4.5 million, which included a net loss of $4.2 million recognized for the six months ended June 30, 2009 offset with an increase in unrealized gains and a net change in impairment losses on available for sale securities of $8.7 million.  Furthermore, additional paid-in capital increased $2.0 million as a result of the remaining original cost of the warrant repurchased from the U.S. Treasury on May 27, 2009.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

Overview. The Company recognized a net loss available to common shareholders for the three months ended June 30, 2009 of $8.8 million, or a $0.38 net loss per share, compared to net income of $2.3 million, or $0.10 per share, for the same period in 2008.  During the quarter, the Company repurchased all 89,310 shares of preferred stock issued under the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”). As a result, the Company recognized a $4.0 million acceleration of the accretion of original issuance discount and deferred issuance costs, in addition to the second quarter preferred dividend earned through the date of repurchase of $87,000, for a combined $4.1 million, or $0.18 per share, charge to earnings available to common shareholders.  Furthermore, the Company recognized a charge of $1.6 million, or $0.04 per share, as a result of the Federal Deposit Insurance Corporation’s (“FDIC”) five-basis point special assessment and a $4.6 million impairment charge, or $0.12 per share, due to further deterioration of underlying collateral on a pooled trust preferred security.  All per share amounts are presented on a diluted basis and have been adjusted for the 5% stock dividend issued on May 14, 2009.

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

Net interest income (on a tax-equivalent basis) decreased $759,000 to $24.3 million for the three months ended June 30, 2009, from $25.0 million for the same period in 2008.  Interest income (on a tax-equivalent basis) decreased $5.1 million from the prior period to $38.3 million while interest expense decreased $4.3 million from the prior period to $14.0 million.  The interest rate spread and net interest margin (on a tax-equivalent basis) for the three months ended June 30, 2009 was 2.68% and 3.01%, respectively, compared to 2.82% and 3.30%, respectively, for the same period in 2008. Due to historically low interest rates, the margin compression for the three months ended June 30, 2009 was the result of the Company’s yields on interest-earning assets re-pricing downward more quickly than the cost of the Company’s interest-bearing liabilities.  Approximately 50% of the Company’s loan portfolio is indexed to a variable rate such as the 1-month LIBOR or Prime Rate.  On average, the 1-month LIBOR and Prime Rate for the three months ended June 30, 2009 was 0.37% and 3.25%, respectively, compared to 2.59% and 5.08%, respectively, for the same period in 2008.

Interest income (on a tax-equivalent basis) decreased $5.1 million, or 11.7%, for the three months ended June 30, 2009, compared to the same period in 2008. Interest income on loans decreased $6.9 million as yields earned on average loans receivable decreased 103 basis points.  This decrease was offset by an increase in interest income of $2.0 million as average loans receivable grew $146.2 million, or 5.7%. The increase in average loans receivable was primarily funded by an increase in deposits. The Company will continue to rely primarily on core deposit growth supplemented with wholesale borrowings to support its loan funding during 2009.

Interest expense decreased $4.3 million, or 23.5%, for the three months ended June 30, 2009, compared to the same period in 2008.  Interest expense decreased $5.0 million as the cost of average interest-bearing deposit accounts decreased 80 basis points.  This decrease was offset by an increase in interest expense of $1.4 million as average interest-bearing deposits grew $218.3 million, or 9.4%.   In addition, the decrease in average FHLBNY advances of $21.7 million and the decrease in cost of junior subordinated debentures of 96 basis points resulted in a combined decrease in interest expense of $471,000.

On a positive note, net interest income (on a tax-equivalent basis) increased $2.0 million to $24.3 million for the three months ended June 30, 2009, from $22.3 million for the three months ended March 31, 2009.  Interest income (on a tax-equivalent basis) increased $382,000 over the previous linked quarter to $38.3 million while interest expense decreased $1.6 million to $14.0 million over the same period.  The net interest margin (on a tax-equivalent basis) for the second quarter 2009 increased to 3.01% compared to a net interest margin for the first quarter of 2009 of 2.74%, or the lowest net interest margin percentage realized by the Company to-date.  Interest income on loans increased $814,000 as yields earned on average loans increased 11 basis points as a result of improved loan pricing and the implementation of interest rate floors on new and renewable variable rate loans.  This increase was offset by an overall decrease in interest income earned on investment securities of $408,000 as average investment securities decreased $21.4 million and yields earned on average investment securities decreased 13 basis points during the second quarter 2009.  Interest expense decreased $1.4 million as the cost of average interest-bearing deposit accounts, particularly certificates of deposit, decreased 24 basis points, due to the Company aggressively lowering interest rates on deposits during the second quarter 2009.

Table 1 provides detail regarding the Company’s average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the periods presented. Average balances are derived from daily balances.

Table 1: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

	For The Three Months Ended June 30, 2009			For the Three Months Ended June 30, 2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$2,236,745	$26,107	4.67%	$2,099,090	$30,340	5.78%
Home equity	268,276	3,332	4.97	265,481	3,925	5.91
Second mortgage	75,967	1,226	6.46	82,604	1,335	6.46
Residential real estate	75,812	1,095	5.78	52,332	818	6.25
Other	75,133	1,236	6.58	86,198	1,472	6.83
Total loans receivable	2,731,933	32,996	4.83	2,585,705	37,890	5.86
Investment securities (3)	445,456	5,258	4.72	426,652	5,331	5.00
Interest-earning deposit with banks	45,892	22	0.19	9,929	50	2.01
Federal funds sold	-	-	-	14,307	66	1.85
Total interest-earning assets	3,223,281	38,276	4.75	3,036,593	43,337	5.71
Non-interest-earning assets:
Cash and due from banks	48,777			58,723
Bank properties and equipment	48,343			48,371
Goodwill and intangible assets	145,033			149,746
Other assets	146,245			75,090
Total non-interest-earning assets	388,398			331,930
Total assets	$3,611,679			$3,368,523

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,019,000	2,565	1.01%	$801,486	3,047	1.52%
Savings deposits	295,010	725	0.98	422,807	1,866	1.77
Time deposits	1,229,512	9,115	2.97	1,100,917	11,044	4.01
Total interest-bearing deposit accounts	2,543,522	12,405	1.95	2,325,210	15,957	2.75
Short-term borrowings:
Federal funds purchased	16,632	20	0.48	28,256	172	2.43
Securities sold under agreements to repurchase - customers	15,996	10	0.25	35,839	108	1.21
Long-term borrowings:
FHLBNY advances (4)	30,903	355	4.60	52,561	633	4.82
Obligation under capital lease	5,230	94	7.19	5,230	95	7.27
Junior subordinated debentures	92,786	1,133	4.88	92,786	1,354	5.84
Total borrowings	161,547	1,612	3.99	214,672	2,362	4.40
Total interest-bearing liabilities	2,705,069	14,017	2.07	2,539,882	18,319	2.89
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	431,836			430,568
Other liabilities	104,578			30,249
Total non-interest-bearing liabilities	536,414			460,817
Total liabilities	3,241,483			3,000,699
Shareholders’ equity	370,196			367,824
Total liabilities and shareholders’ equity	$3,611,679			$3,368,523

Net interest income		$24,259			$25,018
Interest rate spread (5)			2.68%			2.82%
Net interest margin (6)			3.01%			3.30%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.16%			119.56%

(1) Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3)  Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustment for the three months ended June 30, 2009 and 2008 was $475,000 and $454,000, respectively.

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

Table 2: Quarterly Rate-Volume Variance Analysis (1)
	For the Three Months Ended June 30, 2009 vs. 2008
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$1,880	$(6,113)	$(4,233)
Home equity	40	(633)	(593)
Second mortgage	(109)	-	(109)
Residential real estate	342	(65)	277
Other	(184)	(52)	(236)
Total loans receivable	1,969	(6,863)	(4,894)
Investment securities	230	(303)	(73)
Interest-bearing deposit accounts	50	(78)	(28)
Federal funds sold	(33)	(33)	(66)
Total interest-earning assets	2,216	(7,277)	(5,061)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	696	(1,178)	(482)
Savings deposits	(461)	(680)	(1,141)
Time deposits	1,174	(3,103)	(1,929)
Total interest-bearing deposit accounts	1,409	(4,961)	(3,552)
Short-term borrowings:
Federal funds purchased	(52)	(100)	(152)
Securities sold under agreements to repurchase - customers	(40)	(58)	(98)
Long-term borrowings:
FHLBNY advances(2)	(250)	(28)	(278)
Obligation under capital lease	-	(1)	(1)
Junior subordinated debentures	-	(221)	(221)
Total borrowings	(342)	(408)	(750)
Total interest-bearing liabilities	1,067	(5,369)	(4,302)
Net change in net interest income	$1,149	$(1,908)	$(759)
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

Provision for Loan Losses. Provision for loan losses for the second quarter 2009 continues to reflect the weakness in the broader economic environment. For the three months ended June 30, 2009, the provision for loan losses was $7.0 million compared to $6.5 million for the same period in 2008, which increased the allowance for loan losses to total gross loans at June 30, 2009 to 1.62% as compared to 1.36% at December 31, 2008.  The Company’s gross loans receivable grew $96.6 million, or 3.7%, to $2.73 billion at June 30, 2009 as compared to the same period in 2008.  Net charge-offs totaled $2.0 million for the three months ended June 30, 2009 compared to $2.9 million during the same period in 2008.  Net charge-offs for the quarter primarily consisted of $895,000 in commercial loans and two unrelated home equity line of credit relationships totaling $776,000. As a result of continued distressed economic conditions the Company has provided for higher provision levels and will likely continue to do so for the remainder of the year in anticipation of higher levels of troubled credits and ongoing stress on our portfolio.

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

Non-Interest Income. Non-interest income decreased $6.1 million, or 77.8%, for the three months ended June 30, 2009 to $1.7 million, as compared to the same period in 2008. The decrease was primarily attributable to an impairment loss of $4.6 million recognized on a pooled trust preferred security due to the further deterioration of underlying collateral.  In addition, gains on commercial derivative products decreased $952,000 due to a planned decline in transaction volume, service charges on deposits, such as non-sufficient funds and overdraft fees, decreased $465,000, and bank owned life insurance (“BOLI”) income decreased $211,000 due to lower yields earned on the Company’s separate account policy.

Non-Interest Expense. Non-interest expense increased $4.7 million, or 20.7%, for the three months ended June 30, 2009 as compared to the same period in 2008. The increase was primarily attributable to an increase in FDIC insurance of $2.4 million, which includes the $1.6 million special assessment and $770,000 as a result of an increase in assessment rates, additional coverage under the Temporary Liquidity Guarantee Program (“TLGP”) and an overall increase in assessable deposits.  Salaries and benefits increased $933,000 primarily due to the addition of several key management and business line staff, and increases in commissions and healthcare costs.  In addition, cost of real estate owned increased $627,000, which was primarily due to the recognition of a $558,000 net gain on the sale of three properties during the second quarter of 2008 and advertising expense increased $387,000 due to the recent “Switch to Sun” campaign.

Income Tax (Benefit) Expense.  Income taxes decreased $5.0 million to a tax benefit position of $4.5 million for the three months ended June 30, 2009 as compared to the same period in 2008. The income tax benefit recognized during the second quarter 2009 was the result of the Company recognizing a pre-tax loss of $9.1 million in combination with the relatively large levels of tax-free income earned on tax-exempt securities and BOLI polices.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

Overview. The Company recognized a net loss available to common shareholders for the six months ended June 30, 2009 of $9.6 million, or a $0.42 net loss per share, compared to net income of $6.5 million, or $0.27 per share, for the same period in 2008. Net loss available to common shareholders for the first half of 2009 included $5.4 million, or $0.23 per share, in dividends, accretion of the original issuance discount and deferred issuance costs on preferred shares issued, and later repurchased on April 8, 2009, under the U.S. Treasury’s CPP of the TARP.  Furthermore, the Company recognized a charge of $1.6 million, or $0.04 per share, as a result of the Federal Deposit Insurance Corporation’s (“FDIC”) 5-basis point special assessment and a $4.8 million net impairment charge, or $0.12 per share, on two pooled trust preferred securities due to further deterioration of underlying collateral. All per share amounts are presented on a diluted basis and have been adjusted for the 5% stock dividend issued on May 14, 2009.

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

Net interest income (on a tax-equivalent basis) decreased $3.5 million to $46.6 million for the six months ended June 30, 2009, from $50.1 million for the same period in 2008.  Interest income (on a tax-equivalent basis) decreased $13.2 million from the prior period to $76.2 million while interest expense decreased $9.7 million from the prior period to $29.6 million. The interest rate spread and net interest margin (on a tax-equivalent basis) for the six months ended June 30, 2009 was 2.51% and 2.87%, respectively, compared to 2.82% and 3.32% respectively, for the same period in 2008.  Due to historically low interest rates, the margin compression during the six months ended June 30, 2009 was the result of the Company’s yields on interest-earning assets re-pricing downward more quickly than the cost of the Company’s interest-bearing liabilities.  Approximately 50% of the Company’s loan portfolio is indexed to a variable rate such as the 1-month LIBOR or Prime Rate.  On average, the 1-month LIBOR and Prime Rate for the six months ended June 30, 2009 was 0.42% and 3.25%, respectively, compared to 2.95% and 5.64%, respectively, for the same period in 2008.

Interest income decreased $13.2 million, or 14.8%, for the six months ended June 30, 2009, compared to the same period in 2008. Interest income on loans decreased $18.1 million as yields earned on average loans receivable decreased 136 basis points.  This decrease was offset by an increase in interest income of $5.0 million as average loans receivable grew $176.7 million, or 6.9%. The increase in average loans receivable was primarily funded by an increase in deposits.  The Company will continue to rely primarily on core deposit growth supplemented with wholesale borrowings to support its loan funding during 2009.

Interest expense decreased $9.7 million, or 24.6%, for the six months ended June 30, 2009, compared to the same period in 2008. Interest expense decreased $11.2 million as the cost of average interest-bearing deposit accounts decreased 90 basis points. This decrease was offset by an increase in interest expense of $3.3 million as average interest-bearing deposits grew $236.3 million, or 10.2%.  In addition, the decrease in average FHLBNY advances of $27.3 million and the decrease in cost of junior subordinated debentures of 124 basis points resulted in a combined decrease in interest expense of $1.2 million.

Table 3 provides detail regarding the Company’s average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the periods presented. Average balances are derived from daily balances.

 Table 3: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

	For The Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$2,232,902	$51,184	4.58%	$2,068,319	$62,846	6.08%
Home equity	268,597	6,832	5.09	266,659	8,080	6.06
Second mortgage	78,894	2,533	6.42	81,711	2,653	6.49
Residential real estate	73,354	2,165	5.90	51,172	1,636	6.39
Other	77,217	2,474	6.41	86,400	3,070	7.11
Total loans receivable	2,730,964	65,188	4.77	2,554,261	78,285	6.13
Investment securities(3)	456,118	10,924	4.79	441,009	10,867	4.93
Interest-earning deposit with banks	52,927	58	0.22	10,009	137	2.74
Federal funds sold	189	-	-	9,087	97	2.13
Total interest-earning assets	3,240,198	76,170	4.70	3,014,366	89,386	5.93
Non-interest-earning assets:
Cash and due from banks	48,955			57,639
Bank properties and equipment	48,406			48,132
Goodwill and intangible assets	145,618			150,335
Other assets	144,851			76,821
Total non-interest-earning assets	387,830			332,927
Total assets	$3,628,028			$3,347,293

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,001,284	5,311	1.06%	$777,959	6,367	1.64%
Savings deposits	296,293	1,571	1.06	442,378	4,671	2.11
Time deposits	1,243,804	19,453	3.13	1,084,777	23,232	4.28
Total interest-bearing deposit accounts	2,541,381	26,335	2.07	2,305,114	34,270	2.97
Short-term borrowings:
Federal funds purchased	10,133	25	0.49	23,001	302	2.63
Securities sold under agreements to repurchase - customers	16,302	20	0.25	37,269	341	1.83
Long-term borrowings:
FHLBNY advances(4)	33,922	729	4.30	61,224	1,293	4.22
Obligation under capital lease	5,204	189	7.26	5,239	191	7.29
Junior subordinated debentures	92,786	2,319	5.00	92,956	2,898	6.24
Total borrowings	158,347	3,282	4.15	219,689	5,025	4.57
Total interest-bearing liabilities	2,699,728	29,617	2.19	2,524,803	39,295	3.11
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	414,632			423,590
Other liabilities	106,257			31,788
Total non-interest-bearing liabilities	520,889			455,378
Total liabilities	3,220,617			2,980,181
Shareholders’ equity	407,411			367,112
Total liabilities and shareholders’ equity	$3,628,028			$3,347,293

Net interest income		$46,553			$50,091
Interest rate spread(5)			2.51%			2.82%
Net interest margin(6)			2.87%			3.32%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.02%			119.39%

(1) Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3)  Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustment for the six months ended June 30, 2009 and 2008 was $930,000 and $864,000, respectively.

(4) Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 4 provides certain information regarding changes in interest income and interest expense of the Company for the periods presented.

Table 4: Quarterly Rate-Volume Variance Analysis (1)
	For the Six Months Ended June 30, 2009 vs. 2008
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$4,639	$(16,301)	$(11,662)
Home equity	57	(1,305)	(1,248)
Second mortgage	(91)	(29)	(120)
Residential real estate	660	(131)	529
Other	(309)	(287)	(596)
Total loans receivable	4,956	(18,053)	(13,097)
Investment securities	365	(308)	57
Interest-bearing deposit accounts	140	(219)	(79)
Federal funds sold	(48)	(49)	(97)
Total interest-earning assets	5,413	(18,629)	(13,216)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	1,526	(2,582)	(1,056)
Savings deposits	(1,237)	(1,863)	(3,100)
Time deposits	3,022	(6,801)	(3,779)
Total interest-bearing deposit accounts	3,311	(11,246)	(7,935)
Short-term borrowings:
Federal funds purchased	(113)	(164)	(277)
Securities sold under agreements to repurchase - customers	(127)	(194)	(321)
Long-term borrowings:
FHLBNY advances(2)	(587)	23	(564)
Obligation under capital lease	(1)	(1)	(2)
Junior subordinated debentures	(5)	(574)	(579)
Total borrowings	(833)	(910)	(1,743)
Total interest-bearing liabilities	2,478	(12,156)	(9,678)
Net change in net interest income	$2,935	$(6,473)	$(3,538)
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

Provision for Loan Losses. For the six months ended June 30, 2008, the provision for loan losses was $11.0 million compared to $8.7 million for the same period in 2008, which increased the allowance for loan losses to total gross loans at June 30, 2009 to 1.62% as compared to 1.36% at December 31, 2008. The Company’s gross loans receivable grew $96.6 million, 3.7% to $2.73 billion at June 30, 2009 as compared to the same period in 2008.  Net charge-offs totaled $3.9 million for the six months ended June 30, 2009 compared to $4.2 million during the same period in 2008.  Net charge-offs for the first half of 2009 primarily consisted of $2.1 million in commercial loans, which included one unsecured, commercial line of credit for $600,000, three unrelated home equity line of credit relationships totaling $886,000 and 13 unrelated small business loans with an aggregate loan balance of $796,000.  As a result of continued distressed economic conditions the Company has provided for higher provision levels and will likely continue to do so for the remainder of the year in anticipation of higher levels of troubled credits and ongoing stress on our portfolio.

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

Non-Interest Income. Non-interest income decreased $8.1 million, or 53.5%, for the six months ended June 30, 2009, as compared to the same period in 2008. The decrease was primarily attributable to a net impairment loss of $4.8 million recognized on two pooled trust preferred securities due to the further deterioration of underlying collateral.  Furthermore, gains on commercial derivative products decreased $1.5 million due to a planned decline in transaction volume, service charges on deposits decreased $814,000, and BOLI income decreased $504,000 due to lower yields earned on the Company’s separate account policy.

Non-Interest Expense. Non-interest expense increased $4.6 million, or 9.8%, for the six months ended June 30, 2009, compared to the same period in 2008. The increase was primarily attributable to an increase in FDIC insurance of $3.1 million, which includes the $1.6 million special assessment and $1.5 million as a result of an increase in assessment rates, additional coverage under the Temporary Liquidity Guarantee Program (“TLGP”) and an overall increase in assessable deposits.  Cost of real estate owned increased $798,000, which was primarily due the recognition of a $577,000 net gain on the sale of four properties during the first half of 2008.  In addition, salaries and benefits increased $476,000 due to the addition of several key management and business line staff and increases in healthcare costs.

Income Tax (Benefit) Expense.  Income taxes decreased $7.8 million to a tax benefit position of $5.5 million for the six months ended June 30, 2009 as compared to the same period in 2008. The income tax benefit recognized during the first half of 2009 was the result of the Company recognizing a pre-tax loss of $9.7 million in combination with the relatively large levels of tax-free income earned on tax-exempt securities and BOLI polices.

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

The major source of the Company's funding is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, maturities or calls of investment securities, as well as from a variety of wholesale funding sources including, but not limited to, brokered deposits, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other secured and unsecured borrowings. Additional liquidity can be obtained from loan sales or participations. During the second quarter 2009, the Company aggressively lowered interest rates on deposits while managing overall funding and liquidity. As a result of this strategy and a continued effort to balance deposit growth and net interest margin, the Company expects a further decline in certificates of deposit balances and will continue to evaluate other funding sources for funding cost efficiencies.  The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $303.6 million and the FHLBNY of approximately $42.2 million. At June 30, 2009, $87.5 million and $30.8 million of the Company’s secured borrowing capacity through the Federal Reserve Bank and the FHLBNY, respectively, were utilized.  The Company has additional unsecured borrowing capacity through lines of credit with other financial institutions of approximately $85.0 million.  Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans.  As of June 30, 2009, the Company had a par value of $366.6 million and $114.5 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company's primary uses of funds are the origination of loans; the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending June 30, 2010 total $978.4 million, or approximately 87.7% of total certificates of deposit.  As previously mentioned, the Company aggressively lowered interest rates on deposits, particularly on its certificates of deposit products, during the second quarter 2009.  Although certificates of deposit balances are expected to decline in the coming months, the Company will continue to closely monitor deposit retention.  The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance.  Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

Total loans receivable before allowance for loan losses decreased $5.9 million, or 0.2%, during the first six months of 2009. The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs.

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

On January 9, 2009, the Company entered into a Letter Agreement with the U.S. Treasury under the TARP CPP, pursuant to which the Company issued and sold 89,310 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to purchase 1,620,545 shares of the Company's common stock, for an aggregate purchase price of $89.3 million in cash.

In March 2009, the Board of Directors of the Company determined that continuing to participate in the TARP CPP was contrary to the best interests of the Company, its shareholders and its employees. Accordingly, the Board of Directors approved the repurchase of the preferred stock as authorized under recent amendments to the TARP CPP that were a part of the American Recovery and Reinvestment Act of 2009. On April 8, 2009, the Company returned to the U.S. Treasury approximately $90.0 million, which includes the original investment amount of $89.3 million plus accrued but unpaid dividends of $657,000, and received in return, and cancelled, the share certificate for the preferred stock. In connection with this transaction, the Company and the U.S. Treasury entered into a Redemption Letter Agreement dated April 8, 2009. Pursuant to the terms of the Redemption Letter Agreement, the Company notified the U.S. Treasury on April 21, 2009 of its intention to repurchase the warrant from the U.S. Treasury. On May 27, 2009, the Company completed the repurchase of the warrant from the U.S. Treasury for $2.1 million ending the Company’s participation in the TARP CPP.

The Company is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies.  The Bank is also subject to similar capital requirements adopted by the OCC.  Under these requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Total Capital, Tier 1 Capital, and Leverage (Tier 1 Capital divided by average assets) ratios are maintained. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets and certain off-balance sheet items as calculated under regulatory accounting practices. It is the Company’s intention to maintain “well capitalized” risk-based capital levels. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At June 30, 2009, the Company’s and the Bank’s capital exceeded all minimum regulatory requirements to which they are subject, and the Bank was “well capitalized” as defined under the federal bank regulatory guidelines. The risk-based capital ratios in Table 3 have been computed in accordance with regulatory accounting practices. At June 30, 2009, no conditions or events had occurred that changed the Company’s classification as “adequately capitalized” and the Bank’s classification as “well capitalized.”

Table 3: Regulatory Capital Levels
			For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective
	Actual		Purposes		Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$362,109	11.62%	$249,201	8.00%	N/A
Sun National Bank	347,067	11.15	248,919	8.00	$311,149	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	323,006	10.37	124,601	4.00	N/A
Sun National Bank	308,099	9.90	127,460	4.00	186,689	6.00
Leverage ratio:
Sun Bancorp, Inc.	323,006	9.29	139,049	4.00	N/A
Sun National Bank	308,099	8.88	138,837	4.00	173,546	5.00

December 31, 2008
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$357,720	11.37%	$254,575	8.00%	N/A
Sun National Bank	340,815	10.84	251,430	8.00	$314,288	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	319,974	10.17	127,287	4.00	N/A
Sun National Bank	303,069	9.64	125,715	4.00	188,573	6.00
Leverage ratio:
Sun Bancorp, Inc.	319,974	9.58	133,649	4.00	N/A
Sun National Bank	303,069	9.10	133,258	4.00	166,573	5.00
(1) Not applicable for bank holding companies.

The Company’s ratio of tangible equity to tangible assets was 6.33% at June 30, 2009 compared to 6.10% at December 31, 2008.

The Company’s capital securities are deconsolidated in accordance with GAAP and qualify as Tier 1 capital under federal regulatory guidelines.  These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2009, and would have limited capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  On March 16, 2009, the Federal Reserve Board extended for two years the ability of bank holding companies to include restricted core capital elements as Tier 1 capital up to 25% of all core capital elements, including goodwill. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company.  The Company does not anticipate that this amended rule will have a material impact on its capital ratios.  At June 30, 2009, the Company’s $90.0 million in capital securities qualify as Tier 1.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at June 30, 2009 was $67.6 million and the portion of the exposure not covered by collateral was approximately $1.4 million. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition, consistent with Statement of Position  (“SOP”) No. 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with SFAS No. 5, Accounting for Contingencies, and estimated future obligations under letters of credit in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements.  The reserve for unfunded loan commitments and letters of credit at June 30, 2009 and December 31, 2008 was $651,000 and $437,000, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

In October 2007, Visa Inc. (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008. At the time of the announcement, the Company was a member of the Visa USA network.  As part of Visa’s restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests.  The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007.  In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not a named defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, in accordance with Visa’s by-laws, the Company and other Visa USA, Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. The Company's indemnification obligation is limited to its proportionate interest in Visa USA, Inc. The Company determined that its potential indemnification obligations based on its proportionate share of ownership in Visa USA was not material at June 30, 2009.

On July 16, 2009, Visa deposited an additional $700 million into the litigation escrow account previously established to satisfy specific settlement obligations.  Visa funded the additional amount in to the escrow account by reducing each Class B shareholders’ conversion ratio to Visa Class A shares from 0.6296 to 0.5824.  The Company currently has 7,672 Class B shares, with a zero cost basis.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.  Upon the effective date of SFAS No. 168, the codification will become the sole source of authoritative GAAP recognized by the FASB. Rules and interpretive guidance of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS No. 168 is effective for fiscal years and interim periods ending after September 15, 2009.  SFAS No. 168 will impact the reference to accounting pronouncements within the Company’s Notes to Unaudited Condensed Consolidated Financial Statements, but will have no impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  SFAS No. 167 significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. SFAS No. 167 also addresses the effect of changes required by SFAS No. 166, Consolidation of Variable Interest Entities, on FASB Interpretation No. 46(R), and address concerns regarding the application of certain provisions of Interpretation No. 46(R), including concerns that the accounting and disclosures do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is continuing to evaluate the impact of SFAS No. 167, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140. SFAS No. 166 amends SFAS No. 140 to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is continuing to evaluate the impact of SFAS No. 166, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date, but before the related financial statements are issued or are available to be issued. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted SFAS No. 165 effective June 30, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP SFAS No. 107-1 and APB No. 28-1 require a public entity to provide disclosures about fair value of financial instruments in interim financial information.  FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting this FSP early must also adopt FSP SFAS No. 157-4 and FSP SFAS No. 115-2 and SFAS No. 124-2.  The Company adopted FSP SFAS No. 107-1 and APB No. 28-1 effective June 30, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations.  See Note 14 for disclosures pertaining to fair value of the Company’s financial instruments.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  FSP SFAS No. 115-2 and SFAS No. 124-2 amends existing guidance for determining whether an impairment is other-than-temporary to debt securities and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; and (c) it does expect to recover the entire amortized cost basis of the security.  Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  For debt securities held at the beginning of the period, the FSP requires the Company to recognize a cumulative-effect adjustment, net of tax, to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income for the amount of the OTTI which should have been recognized in other comprehensive income had the FSP been in effect at the beginning of the period.  The Company elected to early adopt this FSP on January 1, 2009 and recorded a cumulative-effect adjustment, net of tax, to retained earnings of $3.1 million with the corresponding offset to other comprehensive income in the Unaudited Condensed Consolidated Statements of Financial Condition. See Note 3 for more information on credit losses recognized in earnings pertaining to the Company’s investment portfolio.

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

FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted FSP SFAS No. 157-2 on January 1, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations. Please see Note 14 for more information on the Company’s non-financial assets measured at fair value.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 requires that a non-controlling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation.  The Company adopted SFAS No. 160 on January 1, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations.

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

At June 30, 2009, the Company’s gap analysis showed an asset sensitive position with total interest-bearing assets maturing or re-pricing within one year exceeding interest-earning liabilities maturing or re-pricing during the same time period by $333.9 million, representing a positive one-year gap ratio of 9.4%. All amounts are categorized by their actual maturity, anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis, at June 30, 2009, shows a position that is relatively neutral to interest rates with a slightly more negative bias as rates decline. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, as well as a movement toward more floating or short-term adjustable loans.  The floating rate loans are indexed to both Prime Rate and LIBOR.  To the extent that primarily managed rates on liabilities and primarily indexed rates on assets do not move by the same amount, added basis risk will impact margin.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 5 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of June 30, 2009. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and particularly in a decreasing rate environment.

Table 4 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of June 30, 2009:

Table 4: Sensitivity Profile

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	-0.8%
+100	-0.6%
-100	-0.7%
-200	-1.1%

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

The Company is not engaged in any legal proceedings of a material nature at June 30, 2009. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 1A.	Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission except that those risks under the heading “Risks Related to Series A Preferred Stock” are no longer applicable as the Company redeemed all of the issued and outstanding shares of Series A Preferred Stock during the quarter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3.	Defaults upon Senior Securities
Not applicable
Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of the shareholders of the Company was held on July 16, 2009 and the following matters were voted on:
1) Election of Directors

	Vote
	For	Withheld
Bernard A. Brown	19,996,332	1,224,135
Ike Brown	19,628,496	1,591,971
Jeffrey S. Brown	19,856,937	1,363,530
Sidney R. Brown	20,095,488	1,124,979
John A. Fallone	20,405,449	815,018
Peter Galetto, Jr.	20,369,458	851,009
Thomas X. Geisel	20,280,767	939,700
Douglas J. Heun	19,587,924	1,632,543
Anne E. Koons	19,664,678	1,555,789
Eli Kramer	20,218,309	1,002,158
Alfonse M. Mattia	20,284,393	936,074
George A. Pruitt	19,261,103	1,959,364
Anthony Russo, III	20,198,365	1,022,102
Edward H. Salmon	20,331,876	888,591

2) The amendment to the Company’s Amended and Restated 2004 Stock-Based Incentive Plan.

Vote
FOR	11,981,963
AGAINST	4,675,828
ABSTAIN	324,928

3) The amendment to the Company’s Directors’ Stock Purchase Plan, as amended and restated.

Vote
FOR	15,705,575
AGAINST	948,892
ABSTAIN	328,252

4) The ratification of the appointment of Deloitte & Touche LLP as the Company’s registered public accounting firm for the fiscal year ending December 31, 2009.

Vote
FOR	21,081,982
AGAINST	122,426
ABSTAIN	16,059

Item 5.	Other Information
Not applicable
Item 6.	Exhibits
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

Sun Bancorp, Inc.
Registrant

Date: August 10, 2009	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer

Date: August 10, 2009	/s/ Dan A. Chila
Dan A. Chila
Executive Vice President and
Chief Financial Officer