Form 10-Q
period 2009-09-30
SUN BANCORP INC /NJ/
filed 2009-11-09
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or
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
Yes [  ] No [x]

Common Stock, $1.00 Par Value – 23,204,294 Shares Outstanding at November 5, 2009

SUN BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$57,893	$31,237
Interest-earning bank balances	2,361	26,784
Federal funds sold	-	412
Cash and cash equivalents	60,254	58,433
Investment securities available for sale (amortized cost of $405,466 and $444,628 at September 30, 2009 and December 31, 2008, respectively)	405,141	423,513
Investment securities held to maturity (estimated fair value of $8,221 and $13,601 at September 30, 2009 and December 31, 2008, respectively)	8,052	13,765
Loans receivable (net of allowance for loan losses of $46,067 and $37,309 at September 30, 2009 and December 31, 2008, respectively)	2,663,697	2,702,516
Restricted equity investments	15,503	16,306
Bank properties and equipment, net	52,537	48,642
Real estate owned	9,667	1,962
Accrued interest receivable	11,166	12,254
Goodwill	127,894	127,894
Intangible assets, net	15,237	18,769
Deferred taxes, net	13,965	16,707
Bank owned life insurance (BOLI)	77,153	75,504
Other assets	85,373	105,861
Total assets	$3,545,639	$3,622,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,932,880	$2,896,364
Federal funds purchased	6,000	71,500
Securities sold under agreements to repurchase – customers	21,018	20,327
Advances from the Federal Home Loan Bank of New York (FHLBNY)	15,512	42,081
Securities sold under agreements to repurchase – FHLBNY	15,000	15,000
Obligations under capital lease	8,343	5,189
Junior subordinated debentures	92,786	92,786
Other liabilities	91,643	120,371
Total liabilities	3,183,182	3,263,618

Commitments and contingencies (see Note 13)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $1 par value, 50,000,000 shares authorized; 25,295,153 shares issued and 23,188,430 shares outstanding at September 30, 2009; 24,037,431 shares issued and 21,930,708 shares outstanding at December 31, 2008	25,295	24,037
Additional paid-in capital	361,571	351,430
Retained earnings	1,743	22,580
Accumulated other comprehensive gain (loss)	31	(13,377)
Deferred compensation plan trust	(21)	-
Treasury stock at cost, 2,106,723 shares at September 30, 2009 and December 31, 2008	(26,162)	(26,162)
Total shareholders’ equity	362,457	358,508
Total liabilities and shareholders’ equity	$3,545,639	$3,622,126
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$33,299	$37,819	$98,487	$116,104
Interest on taxable investment securities	3,405	3,943	11,341	11,933
Interest on non-taxable investment securities	969	830	2,695	2,434
Dividends on restricted equity investments	219	250	609	796
Interest on federal funds sold	-	137	-	234
Total interest income	37,892	42,979	113,132	131,501
INTEREST EXPENSE
Interest on deposits	9,797	15,905	36,132	50,175
Interest on funds borrowed	548	753	1,511	2,880
Interest on junior subordinated debentures	1,081	1,359	3,400	4,257
Total interest expense	11,426	18,017	41,043	57,312
Net interest income	26,466	24,962	72,089	74,189
PROVISION FOR LOAN LOSSES	16,237	3,723	27,187	12,383
Net Interest income after provision for loan losses	10,229	21,239	44,902	61,806
NON-INTEREST INCOME
Service charges on deposit accounts	3,150	3,701	9,290	10,655
Other service charges	85	82	246	235
Gain on sale of loans	711	286	1,749	1,121
Gain on derivative instruments	-	491	212	2,167
Investment products income	894	728	2,172	2,353
BOLI income	575	778	1,649	2,356
Net impairment losses on available for sale securities:
Total impairment losses	(1,928)	-	(6,764)	-
Portion of loss recognized in other comprehensive income (before taxes)	-	-	-	-
Net impairment losses recognized in earnings	(1,928)	-	(6,764)	-
Other	989	980	2,975	3,336
Total non-interest income	4,476	7,046	11,529	22,223
NON-INTEREST EXPENSE
Salaries and employee benefits	14,154	12,277	39,333	36,980
Occupancy expense	2,689	2,912	8,606	8,764
Equipment expense	1,619	1,522	4,842	4,812
Data processing expense	980	1,154	3,042	3,339
Amortization of intangible assets	1,177	1,177	3,532	3,532
Insurance expense	1,519	745	6,292	2,142
Professional fees	595	542	1,480	1,590
Advertising expense	251	336	1,667	1,519
Real estate owned expense, net	854	13	1,127	(512)
Other	3,029	2,372	8,413	7,762
Total non-interest expense	26,867	23,050	78,334	69,928
(LOSS) INCOME BEFORE INCOME TAXES	(12,162)	5,235	(21,903)	14,101
INCOME TAX (BENEFIT) EXPENSE	(5,620)	1,106	(11,112)	3,460
NET (LOSS) INCOME	(6,542)	4,129	(10,791)	10,641
Preferred stock dividend and discount accretion	-	-	5,351	-
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(6,542)	$4,129	$(16,142)	$10,641
Basic (loss) earnings per share (1)	$(0.28)	$0.18	$(0.70)	$0.45
Diluted (loss) earnings per share (1)	$(0.28)	$0.17	$(0.70)	$0.44
Weighted average shares – basic (1)	23,162,992	23,512,826	23,104,419	23,755,567
Weighted average shares – diluted (1)	23,162,992	24,084,540	23,104,419	24,355,870
(1) Data is adjusted for a 5% stock dividend issued in May 2009.
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Deferred Compensation Plan Trust	Treasury Stock	Total
BALANCE, JANUARY 1, 2008	$-	$22,723	$336,668	$20,338	$(1,027)	$-	$(16,525)	$362,177
Comprehensive income:
Net income	-	-	-	10,641	-	-	-	10,641
Unrealized losses on available for sale securities net of reclassification adjustment, net of tax (See Note 1)	-	-	-	-	(12,555)	-	-	(12,555)
Comprehensive income								(1,914)
Exercise of stock options	-	84	632	-	-	-	-	716
Excess tax benefit related to stock options	-	-	90	-	-	-	-	90
Issuance of common stock	-	74	766	-	-	-	-	840
Stock-based compensation	-	12	1,034	-	-	-	-	1,046
Stock dividend	-	1,083	11,557	(12,640)	-	-	-	-
Cash paid for fractional shares resulting from stock dividend	-	-	-	(12)	-	-	-	(12)
Treasury shares purchased	-	-	-	-	-	-	(5,661)	(5,661)
BALANCE, SEPTEMBER 30, 2008	$-	$23,976	$350,747	$18,327	$(13,582)	$-	$(22,186)	$357,282

BALANCE, JANUARY 1, 2009	$-	$24,037	$351,430	$22,580	$(13,377)	$-	$(26,162)	$358,508
Adjustment to adopt FASB ASC 320-10 (net of tax of $2.1 million)	-	-	-	3,110	(3,110)	-	-	-
Comprehensive income:
Net loss	-	-	-	(10,791)	-	-	-	(10,791)
Unrealized gains on available for sale securities net of reclassification adjustment, net of tax (See Note 1)	-	-	-	-	13,408	-	-	13,408
Portion of impairment loss transferred to earnings, net of tax (See Note 1)	-	-	-	-	3,110	-	-	3,110
Comprehensive income								5,727
Issuance of preferred stock (net of original issuance discount of $4.1 million)	85,175	-	-	-	-		-	85,175
Redemption of preferred stock	(89,310)							(89,310)
Discount accretion	4,135	-	-	(4,135)	-	-	-	-
Preferred stock issuance cost	-	-	-	(112)	-	-	-	(112)
Issuance of common stock	-	145	678	-	-	(21)	-	802
Issuance of warrant	-	-	4,135	-	-	-	-	4,135
Redemption of warrant	-	-	(2,100)	-	-	-	-	(2,100)
Stock-based compensation	-	14	725	-	-	-	-	739
Stock dividend	-	1,099	6,703	(7,802)	-	-	-	-
Cash paid for fractional shares resulting from stock dividend	-			(3)		-	-	(3)
Preferred stock dividends	-	-	-	(1,104)	-	-	-	(1,104)
BALANCE, SEPTEMBER 30, 2009	$-	$25,295	$361,571	$1,743	$31	$(21)	$(26,162)	$362,457
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(10,791)	$10,641
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for loan losses	27,187	12,383
Depreciation, amortization and accretion	8,217	6,995
Write down of book value of fixed assets and real estate owned	1,007	30
Credit impairment loss on available for sale securities	6,764	-
Net gain on call of investment securities available for sale	(18)	-
Loss (gain) on sale real estate owned	67	(589)
Gain on sale of loans	(1,749)	(1,121)
Increase in cash value of BOLI	(1,649)	(2,356)
Deferred income taxes	(6,788)	(3,440)
Stock-based compensation	719	961
Excess tax benefits related to stock options	-	(90)
Shares contributed to employee benefit plans	518	481
Loans originated for sale	(100,279)	(50,322)
Proceeds from the sale of loans	102,497	53,292
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	1,088	2,799
Other assets	(6,547)	(308)
Other liabilities	(3,255)	(810)
Net cash provided by operating activities	16,988	28,546
INVESTING ACTIVITIES
Purchases of investment securities available for sale	(50,096)	(210,784)
Net redemption of restricted equity securities	803	1,586
Redemption of investment in capital securities	-	155
Proceeds from maturities, prepayments or calls of investment securities available for sale	88,574	251,483
Proceeds from maturities, prepayments or calls of investment securities held to maturity	5,707	3,910
Net decrease (increase) in loans	2,075	(165,358)
Net purchase of bank properties and equipment	(4,417)	(4,912)
Proceeds from sale of real estate owned	364	2,791
Net cash provided by (used in) investing activities	43,010	(121,129)
FINANCING ACTIVITIES
Net increase in deposits	36,516	174,287
Net repayments of federal funds purchased	(65,500)	(30,000)
Net borrowings (repayments) of securities sold under agreements to repurchase - customer	691	(2,113)
Repayment of advances from FHLBNY	(26,569)	(43,932)
Repayment of obligations under capital lease	(76)	(51)
Proceeds from exercise of stock options	-	716
Excess tax benefits related to stock-based compensation	-	90
Redemption of junior subordinated debentures	-	(5,155)
Proceeds from the issuance of preferred stock and warrant	89,310	-
Redemption of preferred stock	(89,310)	-
Redemption of warrant	(2,100)	-
Payment of preferred stock dividend	(1,104)	-
Preferred stock issuance costs	(112)	-
Proceeds from issuance of common stock	80	99
Cash paid for fractional interests resulting from stock dividend	(3)	(12)
Treasury stock purchased	-	(5,661)
Net cash (used in) provided by financing activities	(58,177)	88,268
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,821	(4,315)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	58,433	86,513
CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,254	$82,198
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$42,697	$59,607
Income taxes paid	3,065	4,845
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Transfer of loans or bank properties to real estate owned	$9,086	$3,134
Commitments to purchase investment securities	1,764	-
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

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (the “Codification” or “ASC”) 105-10, Generally Accepted Accounting Principles, became the sole source of authoritative GAAP recognized by the FASB, as defined . Rules and interpretive guidance of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  In addition, effective July 1, 2009, changes to the Codification are communicated through an Accounting Standards Update (“ASU”).

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the accompanying notes thereto included in Sun Bancorp, Inc’s. (the “Company’s”) Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, goodwill, intangible assets, income taxes, stock-based compensation and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Consolidation. The Unaudited Condensed Consolidated Financial Statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company and its principal wholly owned subsidiary, Sun National Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Med-Vine, Inc., Sun Financial Services, L.L.C., 2020 Properties, L.L.C., Sun Home Loans, Inc. and Del-Vine, Inc.  In accordance with FASB ASC 810-10, Consolidation, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII, Sun Capital Trust VIII, and CBNJ Trust I, are presented on a deconsolidated basis.

Segment Information.  As defined in accordance with FASB ASC 280, Segment Reporting, the Company has one reportable operating segment, “Community Banking.”  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.  Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

Subsequent Events. The Company evaluated subsequent events for reporting and disclosure in the Unaudited Condensed Consolidated Financial Statements through November 9, 2009, which is the date the September 30, 2009 Form 10-Q was available to be issued.

Stock Dividend. On April 16, 2009, the Company’s Board of Directors declared a 5% stock dividend which was issued on May 14, 2009 to shareholders of record on April 30, 2009. Accordingly, share data has been adjusted for all periods presented.

Loans Held for Sale. Included in loans receivable is approximately $4.3 million and $4.4 million of loans held for sale at September 30, 2009 and December 31, 2008, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis.

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Generally, the Company tests goodwill for impairment annually.  However, due to capital market turmoil, especially regarding bank stocks and the Company’s stock, as well as declines in credit quality, the Company deemed it appropriate to perform a goodwill analysis at September 30, 2009. FASB ASC 350, Intangibles – Goodwill and Other, outlines a two-step goodwill impairment test.  Significant judgment is applied when goodwill is assessed for impairment.  Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  A reporting unit is an operating segment as defined in FASB ASC 280.   If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary.  If the carrying amount of the reporting unit exceeds its implied fair value, the second step is performed to measure the amount of the impairment loss, if any.  An implied loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company believes that its goodwill was not impaired at September 30, 2009 and December 31, 2008.

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

Disclosure of Reclassification Amounts, Net of Tax
	For the Nine Months Ended September 30,
	2009			2008
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain (loss) on securities available for sale during the period	$19,302	$(6,773)	$12,529	$(19,278)	$6,765	$(12,513)
Cumulative effect of adopting FASB ASC 320-10	(5,258)	2,148	(3,110)	-	-	-
Less:
Reclassification adjustment for gain recognized in earnings (1)	(18)	6	(12)	(64)	22	(42)
Reclassification adjustment for net impairment loss recognized in earnings	6,764	(2,763)	4,001	-	-	-
Net unrealized gain (loss) on securities available for sale	$20,790	$(7,382)	$13,408	$(19,342)	$6,787	$(12,555)
(1) Amount represents gain on securities called prior to maturity which is included in other non-interest income in the Unaudited Condensed Consolidated Statements of Income.

Recent Accounting Principles.  In June 2009, the FASB issued new guidance that impacts FASB ASC 810, Consolidation. The new guidance significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. The new guidance also addresses the effect of changes required by FASB ASC 860, Transfers and Servicing, and addresses concerns that the accounting and disclosures do not always provide timely and useful information about an entity’s involvement in a variable interest entity. The new guidance is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued new guidance that impacts FASB ASC 860. The new guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”), modifies the criteria for applying sale accounting to transfers of financial assets or portions of financial assets, differentiates between the initial measurement of an interest held in connection with the transfer of an entire financial asset recognized as a sale and participating interests recognized as a sale and removes the provision allowing classification of interests received in a guaranteed mortgage securitization transaction that does not qualify as a sale as available-for-sale or trading securities. The new guidance will improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. The new guidance is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued a new standard that was incorporated into FASB ASC 855, Subsequent Events. FASB ASC 855 establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date, but before the related financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted FASB ASC 855-10 effective June 30, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued new guidance that impacts FASB ASC 825-10, Financial Instruments - Overall.  The new guidance requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  The new guidance was effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting this new guidance early must also adopt the new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures and the new guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities.  The Company adopted the new guidance, effective June 30, 2009, and the guidance did not have an impact on the Company’s financial condition or results of operations.  See Note 14 for disclosures pertaining to fair value of the Company’s financial instruments.

In April 2009, the FASB issued guidance that impacts FASB ASC 320-10 which amends existing guidance for determining whether an impairment is other-than-temporary to debt securities and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; and (c) it does expect to recover the entire amortized cost basis of the security.  Under this new guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  For debt securities held at the beginning of the period, the new guidance requires the Company to recognize a cumulative-effect adjustment, net of tax, to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income for the amount of the OTTI which should have been recognized in other comprehensive income had the guidance been in effect at the beginning of the period.  The Company elected to early adopt this guidance on January 1, 2009 and recorded a cumulative-effect adjustment, net of tax, to retained earnings of $3.1 million with the corresponding offset to other comprehensive income in the Unaudited Condensed Consolidated Statements of Financial Condition. See Note 3 for more information on credit losses recognized in earnings pertaining to the Company’s investment portfolio.

In April 2009, the FASB issued new guidance that impacts FASB ASC 820 which includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. This new guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting this new guidance must also adopt the new guidance on FASB ASC 320-10.  The Company adopted this new guidance, effective March 31, 2009, and the guidance did not have a material impact on the Company’s financial condition or results of operations.

In January 2009, the FASB issued new guidance that impacts FASB ASC 325-40, Investments – Other – Beneficial in Securitized Financial Assets.  This guidance, which was effective for interim and annual reporting periods ending after December 15, 2008, was issued to achieve a more consistent evaluation of whether there is an OTTI has occurred.  This ASC amended previous guidance to more closely align the OTTI guidance therein to the guidance in ASC 320, Investments – Debt & Equity Securities. The Company adopted FASB ASC 325-40, effective December 31, 2008, and the guidance did not have an impact on the Company’s financial condition or results of operations.

In September 2008, the FASB issued guidance that impacts FASB ASC 815, Derivatives and Hedging.  This statement amends the guidance to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument and amends FASB ASC 460, Guarantees, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of this statement are effective for annual or interim reporting periods ending after November 15, 2008. The Company adopted this guidance on December 31, 2008 and the guidance did not have an impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued new guidance that impacts FASB ASC 815-10, Derivatives and Hedging. This new guidance enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations, and cash flows. The new guidance was effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods. The Company adopted the guidance on January 1, 2009 and the guidance did not have an impact on the Company's financial condition or results of operations.  Please see Note 8 for more information on the Company’s financial derivative instruments.

In February 2008, the FASB issued new guidance that impacts FASB ASC 820, Fair Value Measurements and Disclosures.  This guidance delayed the effective date of FASB ASC 820 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted this new guidance on January 1, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations. Please see Note 14 for more information on the Company’s non-financial assets measured at fair value.

In December 2007, the FASB issued new guidance that impacts FASB ASC 810, Consolidations, which requires that a non-controlling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. This new guidance also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation.  The Company adopted this new guidance on January 1, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued new guidance that impacts FASB ASC 805, Business Combinations. This new guidance retains the fundamental requirements in FASB ASC 805 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. The guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values.  The guidance requires the acquirer to recognize acquisition related costs and restructuring costs separately from the business combination as period expense. The Company adopted the new guidance on January 1, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations.

(2) Stock-Based Compensation

Stock-based compensation issued to employees, and when appropriate non-employees, is accounted for in accordance with FASB ASC 718, Compensation – Stock Compensation.  The Company establishes the fair value for its equity awards to determine their cost. The Company determines the stock-based compensation cost at grant date based on the fair value of the award and it is recognized as expense over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with FASB ASC 718, the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. Although the provisions of FASB ASC 718 should generally be applied to non-employees, FASB ASC 505-50, Equity-Based Payments to Non-Employees, is used in determining the measurement date of the compensation expense for non-employees.

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

A summary of option activity under the Stock Plans during the nine months ended September 30, 2009 is presented below:

Summary of Stock Option Activity
	Number of Options	Weighted Average Exercise Price Per Share	Number of Options Exercisable
January 1, 2009	2,645,869	$9.78	2,046,740
Granted	7,907	6.18
Exercised	-	-
Forfeited	(9,894)	15.68
Expired	(55,209)	10.96
September 30, 2009	2,588,673	9.72	2,119,129

The weighted average remaining contractual term was approximately 3.3 years for options outstanding and 2.2 years for options exercisable as of September 30, 2009.

At September 30, 2009, the aggregate intrinsic value was $22,000 for both options outstanding and options exercisable.

During the nine months ended September 30, 2009 and 2008, the Company granted 7,907 options and 358,384 options, respectively. The fair value of the options granted is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table. The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the option is estimated using the historical exercise behavior of employees at a particular level of management who were granted options with a ten-year term. Options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected volatility is based on the historical volatility for a period dating back to January 1, 2002 through the date of grant. Utilizing a period greater than this is not representative of the Company’s view of its current stock volatility.

Significant weighted average assumptions used to calculate the fair value of the options for the nine months ended September 30, 2009 and 2008 are as follows:

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

A summary of the Company’s nonvested restricted stock awards activity for the nine months ended September 30, 2009 is presented in the following table:

Summary of Nonvested Stock Award Activity
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards outstanding, January 1, 2009	105,976	$13.43
Issued	59,655	4.19
Vested	(20,518)	15.61
Forfeited	(5,417)	10.82
Nonvested stock awards outstanding, September 30, 2009	139,696	$9.27

During the nine months ended September 30, 2009 and 2008, the Company issued 59,655 shares and 67,864 shares, respectively, of restricted stock valued at $250,000 and $817,000, respectively, at the time of grant. The value of these shares is based upon the closing price of the common stock on the date of grant. All 59,655 shares issued during the first nine months of 2009 will cliff vest after 4 years. Compensation expense will be recognized on a straight-line basis over the service period for all of the shares issued during 2009. The compensation expense recognized for the three and nine months ended September 30, 2009 was $92,000 and $285,000, respectively, as compared to $133,000 and $452,000 for the three and nine months ended September 30, 2008, respectively.

As of September 30 2009, there was approximately $1.1 million and $927,000 million of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted under the Stock Plans. The cost of the options and stock awards is expected to be recognized over a weighted average period of 2.6 years and 2.9 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at September 30, 2009 and December 31, 2008 were as follows:

Summary of Investment Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009
Available for sale:
U.S. Treasury obligations	$2,004	$5	$-	$2,009
U.S. Government agencies	38,881	900	-	39,781
U.S. Government agency mortgage-backed securities	220,065	8,310	-	228,375
Other mortgage-backed securities	9,916	-	(2,731)	7,185
State and municipal obligations	104,410	4,634	(263)	108,781
Trust preferred securities	28,814	-	(11,180)	17,634
Other	1,376	-	-	1,376
Total available for sale	405,466	13,849	(14,174)	405,141

Held to maturity:
U.S. Government agency mortgage-backed securities	5,859	201	-	6,060
Other mortgage-backed securities	2,193	-	(32)	2,161
Total held to maturity	8,052	201	(32)	8,221
Total investment securities	$413,518	$14,050	$(14,206)	$413,362

December 31, 2008
Available for sale:
U.S. Treasury obligations	$1,988	$11	$-	$1,999
U.S. Government agencies	61,273	28	(358)	60,943
U.S. Government agency mortgage-backed securities	258,448	2,769	(196)	261,021
Other mortgage-backed securities	10,863	-	(4,308)	6,555
State and municipal obligations	80,304	64	(3,292)	77,076
Trust preferred securities	30,315	-	(15,833)	14,482
Other	1,437	-	-	1,437
Total available for sale	444,628	2,872	(23,987)	423,513

Held to maturity:
U.S. Government agency mortgage-backed securities	7,762	23	(1)	7,784
Other mortgage-backed securities	6,003	-	(186)	13,601
Total held to maturity	13,765	23	(187)	13,601
Total investment securities	$458,393	$2,895	$(24,174)	$437,114

During the nine months ended September 30, 2009, securities called prior to maturity of $3.1 million resulted in a gross realized gain of $18,000.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

Gross Unrealized Losses by Investment Category
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2009
U.S. Government agencies	$-	$-	$-	$-	$-	$-
U.S. Government agency mortgage-backed securities	-	-	-	-	-	-
Other mortgage-backed securities	-	-	9,346	(2,763)	9,346	(2,763)
State and municipal obligations	1,717	(35)	5,173	(228)	6,890	(263)
Trust preferred securities	-	-	17,634	(11,180)	17,634	(11,180)
Total	$1,717	$(35)	$32,153	$(14,171)	$33,870	$(14,206)

December 31, 2008
U.S. Government agencies	$34,853	$(358)	$-	$-	$34,853	$(358)
U.S. Government agency mortgage-backed securities	53,147	(78)	7,064	(121)	60,211	(199)
Other mortgage-backed securities	10,264	(4,452)	416	(40)	10,680	(4,492)
State and municipal obligations	60,440	(3,206)	1,600	(86)	62,040	(3,292)
Trust preferred securities	-	-	12,980	(15,833)	12,980	(15,833)
Total	$158,704	$(8,094)	$22,060	$(16,080)	$180,764	$(24,174)

Management's review of its investment securities at September 30, 2009 resulted in the recognition of $1.9 million of additional OTTI credit losses on one pooled trust preferred security classified as available for sale as a result of further deterioration of the underlying collateral. This security, which had an original cost basis of $7.0 million, had been previously written down $5.1 million.  The Company determines whether the unrealized losses are temporary in accordance with FASB ASC 325-40, when applicable, and FASB ASC 320-10.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an OTTI condition.  These include, but are not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether (a) the Company has the intent to sell the security, (b) it is more likely than not that it will be required to sell the security before recovery, and (c) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the OTTI on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered, into two components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any other-than-temporary with the amortized cost basis of the debt security.  The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security.  The difference between the market value and the credit loss is recognized in other comprehensive income.

The new guidance impacting FASB ASC 320-10 was adopted by the Company during the quarter ended March 31, 2009. Upon adoption, a $5.3 million, before tax (or $3.1 million, net of tax) cumulative effect adjustment was recorded to beginning retained earnings. This amount represented the non-credit related impairment loss related to the pooled trust preferred securities included in the Company’s investment portfolio as of January 1, 2009 which had previously incurred an OTTI charge.

For the nine months ended September 30, 2009, the Company’s review of its unrealized losses on securities and whether those losses were temporary in nature, determined additional credit losses of $6.8 million on the two pooled trust preferred securities for which the Company had previously recorded an OTTI charge at 2008 year-end. Application of the guidance did not have an impact on any other securities in unrealized loss position.

The following is a roll-forward for the three and nine months ended September 30, 2009 of the amounts recognized in earnings for credit losses on investments held for which a portion of the OTTI is recorded in other comprehensive income:

For the Three Months Ended September 30, 2009
Beginning balance, July 1, 2009	$7,072
Additional increase as a result of net impairment charge recognized on investments for which an OTTI was previously recognized	1,928
Ending balance, September 30, 2009	$9,000
For the Nine Months Ended September 30, 2009
Beginning balance, January 1, 2009	$2,236
Additional increase as a result of net impairment charge recognized on investments for which an OTTI was previously recognized	6,764
Ending balance, September 30, 2009	$9,000

Other Mortgage-Backed Securities.  At September 30, 2009, the gross unrealized loss in the category 12 months or longer of $2.8 million consisted of 4 non-agency mortgage-backed securities with an estimated fair value of $9.3 million.  Of these securities, 3 were rated “AAA” by at least one nationally recognized rating agency and the remaining security was rated as non-investment grade.  The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues, have been negatively impacted since 2008 as credit spreads widened dramatically.  The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists.  As of September 30, 2009, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

State and Municipal Obligations.  At September 30, 2009, the gross unrealized loss in the category 12 months or longer of $228,000 consisted of 9 municipal securities with an estimated fair value of $5.2 million. The category consisted of 7 securities rated investment grade by at least one nationally recognized rating agency with a fair market value of $4.2 million, and 2 non-rated municipal securities with an estimated fair value of $1.0 million.  The $35,000 gross unrealized loss in the category of less than 12 months consisted of 2 municipal securities with an estimated fair value of $1.7 million. Of these municipal securities, 1 was rated “AAA” by one nationally recognized rating agency and 1 was rated investment grade.  The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased.  The Company monitors rating changes in those issues rated by a nationally recognized rating agency and performs in-house credit reviews on those non-rated issues.  The Company believes recovery of fair value is expected as the securities approach their maturity date or as valuations for such securities improve as market yields change.   As of September 30, 2009, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Trust Preferred Securities.  At September 30, 2009, the gross unrealized loss in the category of 12 months or longer of $11.2 million consisted of 3 trust preferred securities. The trust preferred securities are comprised of 2 non-rated single issuer securities with an amortized cost of $20.0 million and an estimated fair value of $14.3 million and 1 non-investment grade rated pooled security with an amortized cost of $8.8 million and estimated fair value of $3.3 million.  In September 2009, the issuer of one of the single issuer pools, with an amortized cost of $5.0 million and an estimated fair market value of $1.7 million, elected to defer its normal quarterly dividend payment.  As contractually permitted, the issuer may defer dividend payments up to five years with accumulated dividends, and interest on those deferred dividends, payable upon the resumption of its scheduled dividend payments.  The issuer is currently operating under an agreement with its regulators.  The agreement stipulates the issuer must receive permission from its regulators prior to resuming its scheduled dividend payments.  As of September 30, 2009, the issuer’s subsidiary bank reported that it meets the minimum regulatory requirements to be considered a “well capitalized” institution.  Management will continue to closely monitor the credit of this issuer.  The other single issuer security is paying in accordance with its contractual terms.   As of September 30, 2009, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.  These trust preferred securities were valued in accordance with FASB ASC 820.  The Company reviews projected cash flow analysis and industry standard risk metrics to determine whether the unrealized losses for certain trust preferred securities are temporary. Any adverse change in the present value of projected future cash flows may result in an other-than-temporary credit impairment recognized through earnings.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at September 30, 2009 is shown below.  Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturities of Investment Securities

September 30, 2009	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,489	$32,647	$-	$-
Due after one year through five years	24,524	25,251	-	-
Due after five years through ten years	9,354	9,570	-	-
Due after ten years	109,118	102,113	-	-
Total investment securities, excluding mortgage-backed securities	175,485	169,581	-	-

Mortgage-backed securities	229,981	235,560	8,052	8,221
Total investment securities	$405,466	$405,141	$8,052	$8,221

(4) Restricted Equity Investments

The Company, through the Bank, is a member of the Federal Reserve Bank of Philadelphia (“FRB”), the Federal Home Loan Bank of New York (“FHLBNY”), and Atlantic Central Bankers Bank and is required to maintain an investment in the capital stock of each. The FRB, FHLBNY and other bank stock are restricted in that they can only be redeemed by the issuer at par value. These securities are carried at cost and the Company did not identify any events or changes in circumstances that may have had an adverse effect on the value of the investment in accordance with FASB ASC 942, Financial Services - Depository and Lending.  As of September 30, 2009, management does not believe that an OTTI of these holdings exists and expects to recover the entire cost of these securities.

The Company's restricted equity investments at September 30, 2009 and December 31, 2008 were as follows:

Restricted Equity Investments (1)
	September 30, 2009	December 31, 2008
Federal Reserve Bank stock	$9,386	$9,364
FHLBNY stock	5,969	6,794
Atlantic Central Bankers Bank stock	148	148
Total	$15,503	$16,306
(1) Included as held in restricted equity investments at September 30, 2009 and December 31, 2008 are 7,672 shares of Class B stock in Visa, received at no cost by the Company as a result of the Visa, Inc. restructuring in exchange for the Company's membership interest.

(5) Loans

The components of loans as of September 30, 2009 and December 31, 2008 were as follows:

Loan Components
	September 30, 2009	December 31, 2008
Commercial and industrial	$2,234,616	$2,234,202
Home equity	261,206	274,360
Second mortgages	71,578	84,388
Residential real estate	72,292	67,473
Other	70,072	79,402
Total gross loans	2,709,764	2,739,825
Allowance for loan losses	(46,067)	(37,309)
Net loans receivable	$2,663,697	$2,702,516

Non-accrual loans	$80,333	$42,233

The Company’s commercial and industrial loan portfolio represents 82.5% of total loans outstanding at September 30, 2009.  Commercial and industrial loans remained flat in comparison to December 31, 2008.  Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation. Additionally, the Company makes commercial real estate loans for the acquisition, refinance, improvement and construction of real property. Loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business.  If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired.  Loans secured by properties where repayment is dependent upon payment of rent by third-party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.  At September 30, 2009, the Company’s commercial real estate portfolio was $1.73 billion of which $760.3 million, or 44.0%, were classified as owner-occupied and $969.2 million, or 56.0%, were classified as non-owner-occupied.

The Company’s residential construction loan portfolio, which is part of the Company’s overall commercial and industrial loan portfolio, consists of short-term loans generally for building 1-to-4 family residential properties and is secured by parcels of land on which the properties are to be constructed, as well as any properties in the process of being constructed.  Upon completion of construction, these loans are typically replaced with some form of permanent financing. The significant decline in activity in the residential construction market has impacted the Company’s residential construction loan business. In the course of the periodic credit review process, a number of the Company’s residential construction borrowers received a more adverse risk rating and were assigned classified loan status due to highly diminished activity and strained liquidity and cash flow.  At the present time, new residential lending opportunities are limited. At September 30, 2009, there were 70 residential construction loans with outstanding loan balances of $52.3 million, or 2.3% of the Company’s commercial and industrial loan portfolio.

The Company’s home equity portfolio, which includes second mortgages, represents 12.3% of total loans outstanding at September 30, 2009 and is the largest component of the Company's non-commercial portfolio.  The home equity portfolio decreased $26.0 million, or 7.2%, from December 31, 2008.  Usage of home equity lines of credit has remained constant, at approximately 50% over the past year.

 (6) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses
	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2009	2008	2008
Balance, beginning of period	$37,309	$27,002	$27,002
Charge-offs	(19,037)	(6,047)	(10,728)
Recoveries	608	782	1,035
Net charge-offs	(18,429)	(5,265)	(9,693)
Provision for loan losses	27,187	12,383	20,000
Balance, end of period	$46,067	$34,120	$37,309

The allowance for loan losses was $46.1 million and $37.3 million at September 30, 2009 and December 31, 2008, respectively.  The increase in the allowance for loan losses of $8.8 million to $46.1 million during the first nine months of 2009 reflects the Company’s continued credit quality review of its loan portfolio which resulted in loan downgrades and non-accruals.  As a result, the Company has continued to maintain adequate reserve coverage as the ratio of allowance for loan losses to gross loans was 1.70% at September 30, 2009 as compared to 1.36% at December 31, 2008.

The provision for loan losses charged to expense is based upon a series of qualitative factors and historical loss experience, and an evaluation of estimated losses in the current commercial loan portfolio, including the evaluation of impaired loans under FASB ASC 310, Receivables.  Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, management’s abilities, and external factors.

Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follow:

Components of Impaired Loans
	September 30, 2009	December 31, 2008
Impaired loans with specific allowance for loan losses calculated under FASB ASC 310	$18,984	$4,307
Impaired loans with no specific allowance for loan losses calculated under FASB ASC 310	54,881	33,435
Total impaired loans	$73,865	$37,742

Valuation allowance related to impaired loans	$6,169	$1,679

In accordance with FASB ASC 310, those impaired loans which are fully collateralized do not result in a specific allowance for loan losses.

Analysis of Impaired Loans
	For the Nine Months Ended September 30,
	2009	2008
Average impaired loans	$47,837	$24,322
Interest income recognized on impaired loans	84	45
Cash basis interest income recognized on impaired loans	84	45

(7) Real Estate Owned

Real estate owned at September 30, 2009 and December 31, 2008 was as follows:

Summary of Real Estate Owned
	September 30, 2009	December 31, 2008
Commercial properties	$8,147	$139
Residential properties	531	848
Bank properties	989	975
Total	$9,667	$1,962

Summary of Real Estate Owned Activity
	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2009	$139	$848	$975	$1,962
Transfers from loans	8,991	81	-	9,072
Transfers into real estate owned	-	-	14	14
Sale of real estate owned	(183)	(248)	-	(431)
Write down of real estate owned	(800)	(150)	-	(950)
Ending balance, September 30, 2009	$8,147	$531	$989	$9,667

During the nine months ended September 30, 2009, the Company had five properties transferred from loans, which included one commercial warehouse property for $8.8 million.  In addition, the Company recognized a write-down of carrying value on the commercial warehouse property and one residential property of $800,000 and $150,000, respectively.

(8) Derivative Financial Instruments.

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

Fair Value Hedges - Interest Rate Swaps. The Company has entered into interest rate swap arrangements to exchange the periodic payments on fixed-rate commercial loan agreements for variable-rate payments based on the one-month London Interbank Offered Rate (“LIBOR”) without the exchange of the underlying principal. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging, and are executed for periods and terms that match the related underlying fixed-rate loan agreements. The Company applies the “shortcut” method of accounting under FASB ASC 815, which assumes there is no ineffectiveness as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying commercial loan agreements.  Because the hedging arrangement is considered highly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The fair value adjustments related to credit quality are recognized in other income and were not material as of September 30, 2009.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at September 30, 2009 and December 31, 2008:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	September 30, 2009		December 31, 2008
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$44,968	$(4,769)	$47,434	$(6,821)

	September 30, 2009	December 31, 2008
Weighted average pay rate	6.81%	6.80%
Weighted average receive rate	2.25%	3.89%
Weighted average maturity in years	4.8	5.3

Customer Derivatives – Interest Rate Swaps/Caps. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement.  Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The fair value adjustments related to credit quality are recognized in other income and were not material as of September 30, 2009.

Summary of Interest Rate Swaps Not Designated As Hedging Instrument
	September 30, 2009		December 31, 2008
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$605,650	$63,897	$610,406	$90,890
Other liabilities	605,650	(64,021)	610,406	(91,033)

In addition, the Company has entered into an interest rate cap sale transaction with one commercial customer. The Company entered into a corresponding interest rate cap purchase transaction with a third party in order to offset its exposure on the variable and fixed components of the customer agreement.  As the interest rate caps with both the customer and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate caps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The combined notional amount of the two interest rate caps was $12.6 million and $12.9 million at September 30, 2009 and December 31, 2008, respectively.

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call.  This requirement is dependent on certain specified credit measures.  The amount of collateral posted with the third party at September 30, 2009 and December 31, 2008 was $83.2 million and $111.2 million, respectively.  The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.  The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $68.8 million and $97.9 million at September 30, 2009 and December 31, 2008, respectively.

(9) Deposits

Deposits consist of the following major classifications:

Summary of Deposits
	September 30, 2009	December 31, 2008
Interest-bearing demand deposits	$1,137,769	$1,003,517
Non-interest-bearing demand deposits	497,377	397,492
Savings deposits	299,846	301,278
Time certificates under $100,000	522,665	639,354
Time certificates $100,000 or more	378,699	367,679
Brokered time deposits	96,524	187,044
Total	$2,932,880	$2,896,364

(10) Advances from Federal Home Loan Bank of New York (“FHLBNY”)

Advances from FHLBNY at September 30, 2009 and December 31, 2008 were $15.5 million and $42.1 million, respectively.  The decrease in advances from FHLBNY was the result of $26.6 million in repayments to the FHLBNY as these borrowings matured during the first nine months of 2009.

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

The following table presents the earnings per share calculation for the three and nine months ended September 30, 2009 and 2008:

Earnings Per Share Calculation
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(6,542)	$4,129	$(10,791)	$10,641
Preferred stock dividend and discount accretion	-	-	5,351	-
Net (loss) income available to common shareholders	$(6,542)	$4,129	$(16,142)	$10,641

Average common shares outstanding	23,162,992	23,512,826	23,104,419	23,755,567
Net effect of dilutive common stock equivalents	-	571,714	-	600,303
Adjusted average shares outstanding - dilutive	23,162,992	24,084,540	23,104,419	24,355,870
Basic (loss) earnings per share	$(0.28)	$0.18	$(0.70)	$0.45
Diluted (loss) earnings per share	$(0.28)	$0.17	$(0.70)	$0.44

Dilutive common stock equivalents	100,249	2,007,024	123,365	2,005,623
Average exercise price	$4.75	$8.12	$4.84	$8.15
Average market price	$5.27	$10.85	$5.59	$11.11

There were 2.6 million weighted average common stock equivalents and 836,495 weighted average common stock equivalents outstanding during the three months ended September 30, 2009 and 2008, respectively, and 3.4 million weighted average common stock equivalents and 851,056 weighted average common stock equivalents outstanding during the nine months ended September 30, 2009 and 2008, respectively, which were not included in the computation of diluted earnings per share as a result of the stock options’ exercise price or stock awards value at issuance being greater than the average market price of the common shares for the respective periods.  Of the 3.4 million weighted average common stock equivalents not included in the computation of diluted EPS during the nine months ended September 30, 2009, 825,000 common stock equivalents related to the issuance of the warrant under the TARP CPP.

(13) Commitments and Contingent Liabilities

Visa Litigation

In October 2007, Visa Inc. (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008. At the time of the announcement, the Company was a member of the Visa USA network.  As part of Visa’s restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests.  The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007.  In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not a named defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, in accordance with Visa’s by-laws, the Company and other Visa USA, Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. The Company's indemnification obligation is limited to its proportionate interest in Visa USA, Inc. The Company determined that its potential indemnification obligations based on its proportionate share of ownership in Visa USA was not material at September 30, 2009.

On July 16, 2009, Visa deposited an additional $700 million into the litigation escrow account previously established to satisfy specific settlement obligations.  Visa funded the additional amount in to the escrow account by reducing each Class B shareholders’ conversion ratio to Visa Class A shares from 0.6296 to 0.5824.  The Company currently has 7,672 Class B shares, with a zero cost basis.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements.  The reserve for unfunded loan commitments and letters of credit as of September 30, 2009 and December 31, 2008 was $689,000 and $437,000, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

(14) Fair Value Measurement

The Company accounts for fair value measurement in accordance with FASB ASC 820, Fair Value Measurements and Disclosures.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FASB ASC 820 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. FASB ASC 820 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FASB ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  FASB ASC 820 also clarifies the application of fair value measurement in a market that is not active.

FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.
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

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  Those assets and liabilities which will continue to be measured at fair value on a recurring basis are as follows:

        Summary of Recurring Fair Value Measurements
		Category Used for Fair Value Measurement
September 30, 2009	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury obligations	$2,009	$2,009	$-	$-
U.S. Government agencies	39,781	-	39,781	-
U.S. Government agency mortgage-backed securities	228,375	-	228,375	-
Other mortgage-backed securities	7,185	-	7,185	-
State and municipal obligations	108,781	-	108,781	-
Trust preferred securities	17,634	-	-	17,634
Other	1,376	-	1,376	-
Fair value adjustment on hedged commercial loans	4,766	-	4,766	-
Interest rate swaps	63,897	-	63,897	-
Liabilities:
Fair value interest rate swaps	4,769	-	4,769	-
Interest rate swaps	64,021	-	64,021	-

		Category Used for Fair Value Measurement
December 31, 2008	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury obligations	$1,999	$1,999	$-	$-
U.S. Government agencies	60,943	-	60,943	-
U.S. Government agency mortgage-backed securities	261,021	-	261,021	-
Other mortgage-backed securities	6,555	-	6,555	-
State and municipal obligations	77,076	-	77,076	-
Trust preferred securities	14,482	-	-	14,482
Other	1,437	-	1,437	-
Fair value adjustment on hedged commercial loans	6,812	-	6,812	-
Interest rate swaps	90,890	-	90,890	-
Liabilities:
Fair value interest rate swaps	6,821	-	6,821	-
Interest rate swaps	91,033	-	91,033	-

The following provides details of the fair value measurement activity for Level 3 for the three and nine months ended September 30, 2009:

Fair Value Measurements Using Significant Unobservable Inputs – Level 3 (only)
Trust Preferred Securities
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$16,685	$-	$14,482	$-
Total gains (losses), realized/unrealized:
Included in earnings (1)	(1,928)	-	(6,764)	-
Included in accumulated other comprehensive (income) loss	2,877	-	9,916	-
Purchases, maturities, prepayments and calls,net	-	-	-	-
Transfers into Level 3 (2)	-	22,325	-	22,325
Balance, end of period	$17,634	$22,325	$17,634	$22,325
(1) Amount included in net impairment losses on available for sale securities of the Unaudited Condensed Consolidated Statements of Income.
(2) Transfers into Level 3 are assumed to occur at the beginning of the quarter in which the transfers occurred.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures loans held for sale, impaired loans, Small Business Administration ("SBA") servicing assets, restricted equity investments and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis.  At September 30, 2009 and 2008, these assets were valued in accordance with GAAP and, except for impaired loans, SBA servicing assets and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820.

Summary of Non-Recurring Fair Value Measurements
		Category Used for Fair Value Measurement			Total (Losses) Gains or Changes in Net Assets During the Nine Months Ended
September 30, 2009	Total	Level 1	Level 2	Level 3	September 30, 2009
Assets:
Impaired loans	$48,152	$-	$-	$48,152	$(11,271)
SBA servicing assets	555	-	555	-	74
Real estate owned	8,424	-	8,424	-	(950)

		Category Used for Fair Value Measurement			Total (Losses) Gains or Changes in Net Assets During the Nine Months Ended
September 30, 2008	Total	Level 1	Level 2	Level 3	September 30, 2008
Assets:
Impaired loans	$12,471	$-	$-	$12,471	$(2009)
SBA servicing assets	527	-	527	-	(96)

Under FASB ASC 310, collateral dependent impaired loans are based on the fair value of the underlying collateral which is based on appraisals.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral.  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  Specific reserves were calculated for impaired loans with an aggregate carrying amount of $16.6 million and $4.7 million at September 30, 2009 and 2008, respectively. The collateral underlying these loans had a fair value of $11.7 million and $3.2 million, resulting in a charge-off of $728,000 and $100,000 during the nine months ended September 30, 2009 and 2008, respectively, and a specific reserve in the allowance for loan losses of $4.7 million and $1.5 million at September 30, 2009 and 2008, respectively.  No specific reserve was calculated for impaired loans with an aggregate carrying amount of $36.5 million and $9.3 million at September 30, 2009 and 2008, respectively, as the underlying collateral was not below the carrying amount; however, these loans did include a charge-off of $5.8 million and $1.9 million during the nine months ended September 30, 2009 and 2008, respectively.

The SBA servicing assets are reviewed for impairment in accordance with FASB ASC 860, Transfers and Servicing.  Because loans are sold individually and not pooled, the Company does not stratify groups of loans based on risk characteristics for purposes of measuring impairment. The Company measures the loan servicing assets by estimating the present value expected future cash flows for each servicing asset, based on their unique characteristics and market-based assumptions for prepayment speeds and records a valuation allowance for the amount by which the carrying amount of the servicing asset exceeds the fair value.  As of September 30, 2009, the Company does not believe the loan servicing assets were other than temporarily impaired.  The Company had a valuation allowance of $53,000 and $127,000 at September 30, 2009 and December 31, 2008, respectively.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to real estate owned. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. During the nine months ended September 30, 2009, the Company recorded a decrease in fair value of $800,000 and $150,000 on a commercial warehouse and a residential property, respectively.  The adjustment to the commercial warehouse fair value was based upon a third-party purchase offer that has been accepted by the Company and is currently under attorney review.  The adjustment to the residential property was based upon observable inputs, such as quoted prices for similar assets in active markets.  Both fair value measurements have been categorized as a Level 2 measurement.  At September 30, 2009, the properties were carried on the Unaudited Condensed Consolidated Statement of Condition at a fair value, less estimated selling cost, of $8.4 million.

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities
	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$60,254	$60,254	$58,433	$58,433
Investment securities available for sale	405,141	405,141	423,513	423,513
Investment securities held to maturity	8,052	8,221	13,765	13,601
Loans receivable, net	2,614,013	2,384,697	2,648,328	2,406,471
Hedged commercial loans (1)	49,684	49,734	54,188	54,188
Restricted equity investments	15,503	15,503	16,306	16,306
Interest rate swaps	63,897	63,897	90,890	90,890

Liabilities:
Demand deposits	1,635,146	1,635,146	1,401,009	1,401,009
Savings deposits	299,846	299,846	301,278	301,278
Time deposits	997,888	1,009,406	1,194,077	1,201,256
Federal funds purchased	6,000	6,000	71,500	71,500
Securities sold under agreements to repurchase – customers	21,018	21,018	20,327	20,327
Advances from FHLBNY	15,512	16,142	42,081	42,113
Securities sold under agreements to repurchase – FHLBNY	15,000	16,375	15,000	16,581
Junior subordinated debentures	92,786	36,706	92,786	27,758
Fair value interest rate swaps	4,769	4,769	6,821	6,821
Interest rate swaps	64,021	64,021	91,033	91,033
(1) Includes positive market value adjustment of $4.8 million and $6.8 million at September 30, 2009 and December 31, 2008, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

In accordance with ASC 825-10-50-10, Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments.  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale.  Fair value is best determined using market observable market prices; however, for many of the Company’s financial instruments no quoted market prices are readily available.  In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument.  These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange.  Different assumptions or estimation techniques may have a material effect on the estimated fair value

Cash and cash equivalents. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

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

Hedged commercial loans. The hedged commercial loans are one component of a declared hedging relationship as defined under FASB ASC 815.  The Interest Rate Swap component of the declared hedging relationship is carried at their fair value and the carrying value of the commercial loans includes a similar change in fair values

Restricted equity securities. Ownership in equity securities of bankers’ bank is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value.

Interest rate swaps and fair value interest rate swaps. The Company’s derivative financial instruments are not exchange-traded and therefore are valued utilizing models with the primary input being readily observable market parameters, specifically the LIBOR swap curve.  In addition the Company incorporates a qualitative fair value adjustment related to credit quality variations between counterparties as required by FASB ASC 820.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

(15) Income Taxes

The Company accounts for uncertain tax positions in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FASB ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Income Statement. As of September 30, 2009, there were no audits in process by any tax jurisdiction.

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

The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. At September 30, 2009 and December 31, 2008, the Company’s and the Bank’s capital exceeded all minimum regulatory requirements to which they are subject, and the Bank was “well capitalized” as defined under the federal bank regulatory guidelines. The risk-based capital ratios have been computed in accordance with regulatory practices.

Regulatory Capital Levels
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Measures (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$357,449	11.48%	$249,089	8.00%	N/A
Sun National Bank	341,896	10.99	248,772	8.00	$310,965	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	318,432	10.23	124,544	4.00	N/A
Sun National Bank	302,928	9.74	124,386	4.00	186,579	6.00
Leverage ratio:
Sun Bancorp, Inc.	318,432	9.21	138,362	4.00	N/A
Sun National Bank	302,928	8.78	138,047	4.00	172,558	5.00

December 31, 2008
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$357,720	11.37%	$254,575	8.00%	N/A
Sun National Bank	340,815	10.84	251,430	8.00	$314,288	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	319,974	10.17	127,287	4.00	N/A
Sun National Bank	303,069	9.64	125,715	4.00	188,573	6.00
Leverage ratio:
Sun Bancorp, Inc.	319,974	9.58	133,649	4.00	N/A
Sun National Bank	303,069	9.10	133,258	4.00	166,573	5.00
(1) Not applicable for bank holding companies.

In December 2008, the FDIC voted to increase initial base assessment rates uniformly by 7 basis points (“bps”) (7 cents for every $100 of deposits), beginning with the first quarter of 2009 in an initial effort to restore the reserve ratio of the Deposit Insurance Fund to at least 1.15% of estimated insured deposits as required under the FDIC’s Restoration Plan. On February 27, 2009, the FDIC adopted a final rule to modify the risk-based assessment system and to reset initial base assessment rates. Effective April 1, 2009, initial base assessment rates range from 12 bps to 45 bps across all risk categories with possible adjustments to these rates based on certain debt-related components.  The FDIC also extended the period of the Restoration Plan from five years to seven years.  Furthermore, the FDIC imposed a special assessment of 5 bps on all insured depository institutions based on assets minus Tier 1 capital as of September 30, 2009.  As a result of the special assessment, the Company recognized an additional charge to insurance expense of $1.6 million for the three and nine months ended September 30, 2009.  The special assessment was paid on September 30, 2009.

In September 2009, the FDIC released a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter 2009 and all of 2010, 2011, and 2012.  The Company has estimated its prepayment to be approximately $18.0 million.

The Company’s capital securities are deconsolidated in accordance with GAAP and qualify as Tier 1 capital under federal regulatory guidelines.  These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2009, and would have limited capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  On March 16, 2009, the Federal Reserve Board extended for two years the ability of bank holding companies to include restricted core capital elements as Tier 1 capital up to 25% of all core capital elements, including goodwill. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2009, the entire $90.0 million in capital securities qualify as Tier 1.

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

Allowance for Loan Losses. Through Sun National Bank (the "Bank"), Sun Bancorp, Inc. (the "Company") originates loans that it intends to hold for the foreseeable future or until maturity or repayment. The Company may not be able to collect all principal and interest due on these loans. The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. A provision for loan losses is charged to operations based on management’s evaluation of the estimated losses that have been incurred in the Company’s loan portfolio. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

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

Additionally, historic loss experience over the more conservative of either the trailing four or eight quarters is taken into account. In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans without reserves (specific allowance). The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, and external factors. Estimates are periodically measured against actual loss experience.

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

Accounting for Income Taxes.  The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Statement of Income. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management's analysis of tax regulations and interpretations.  Significant judgment may be involved in applying the requirements of FASB ASC 740.

Management expects that the Company’s adherence to FASB ASC 740 may result in increased volatility in quarterly and annual effective income tax rates as FASB ASC 740 requires that any change in judgment or change in measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies.

Fair Value Measurement. The Company accounts for fair value measurement in accordance with FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 establishes a framework for measuring fair value.  FASB ASC 820  defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, emphasizing that fair value is a market-based measurement and not an entity-specific measurement.  FASB ASC 820 clarifies the application of fair value measurement in a market that is not active.  FSP FASB ASC 820 also includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. FSP FASB ASC 820 addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves converting future amounts to a single present amount. The measurement is valued based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

FSP FASB ASC 820 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

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

The Company measures financial assets and liabilities at fair value in accordance with FASB ASC 820.  These measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and include the following significant financial instruments: investment securities available for sale and derivative financial instruments.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities which are valued on a recurring basis.

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

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Generally, the Company tests goodwill for impairment annually.  However, due to capital market turmoil, especially regarding bank stocks and the Company’s stock, as well as declines in credit quality, the Company deemed it appropriate to perform a goodwill analysis at September 30, 2009. FASB ASC 350-20-35-12 outlines a two-step goodwill impairment test.  Significant judgment is applied when goodwill is assessed for impairment.  Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.   As defined in FASB ASC 280, a reporting unit is an operating segment, which the Company has one reportable operating segment, “Community Banking” defined in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary.  If the carrying amount of the reporting unit exceeds its implied fair value, the second step is performed to measure the amount of the impairment loss, if any.  An implied loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

In performing step one and step two of the impairment analysis, the Company estimated the fair value of the Company through the consideration of its quoted market valuation, market earnings multiples of peer companies, market earnings multiples of peer companies adjusted to include a control premium (i.e., its acquisition value relative to its peers) and a discounted economic value which is based on internal forecasts, recent financials and the projected outlook for the industry.  The considerations above are sensitive to both the fluctuation of the Company’s stock price and the stock price of peer companies.  The step one impairment test indicated that the Company’s fair value was less than its carrying value, and therefore the Company performed a step two analysis.  In performing the second step of the analysis to determine the implied fair value of goodwill, the estimated fair value of the Company was allocated to all assets and liabilities including any recognized or unrecognized intangible assets. The allocation is done as if the Company had been acquired in a business combination, and the fair value was the price paid to acquire the Company. A hypothetical purchase price allocation involves the assessment of core deposit intangibles, the fair value of outstanding advances and other borrowings, and assessing the fair value of our loan portfolio.  These assessments involve valuation techniques that require the use of, among other things, Level 2 and Level 3 market inputs.  For example, the fair value adjustment on our outstanding advances and borrowings is based upon observable trades or modeled prices using current yield curves and market spreads. The valuation of our loan portfolio included consideration of discounts that we believe were consistent with transactions occurring in the marketplace.

The results of this analysis at September 30, 2009 indicated the implied fair value of the Company’s goodwill exceeded the carrying amount of goodwill, and therefore, goodwill was not impaired. However, given the continued turmoil in the capital markets and with bank stocks in general, it is possible that our assumptions and conclusions regarding the valuation of our Company could change adversely and could result in impairment of our goodwill.   While any charge resulting from a partial or full write down of goodwill would be a non-cash charge and have no impact on the Company’s regulatory capital, the charge could have a material adverse impact on our financial position and results of operations.  For more information on goodwill, see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Stock-Based Compensation. The Company accounts for stock-based compensation issued to employees, and when appropriate, non-employees, in accordance with the fair value recognition provisions of FASB ASC 718, Compensation – Stock Compensation.  Under the fair value provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method. However, consistent with FASB ASC 718, the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method.  Although the provisions of FASB ASC 718 should generally be applied to non-employees, FASB ASC 505-50, Equity-Based Payments to Non-Employees, is used in determining the measurement date of the compensation expense for non-employees.

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

The Federal Reserve has also responded aggressively to the downturn since it emerged in 2007, including reducing the Federal Funds Target rate by 450 basis points since September 2007 to a historical low, or range of 0.00% to 0.25%, in late December 2008, where it still remains today and is expected to remain into 2010.  Although the Federal Reserve does not normally try to influence long term rates, it announced a plan in 2009 committed through its open market activities to purchasing up to $1.25 trillion in mortgage-backed securities, $200 billion in federal agency debt and $300 billion to purchase long-term Treasury bonds, in an attempt to lift the country out of recession by reducing rates on mortgages and consumer debt.  In October 2009, the full amount of announced Treasury bond purchases was completed.

While analysts say there are several challenges ahead, including decreased consumption and a reduction of wealth as a result of declines in the stock and housing markets, the general consensus of analysts is that the recession will end sometime in the second half of 2009, with growth expected to reenter positive territory, while still sluggish, sometime in 2010.   After four straight quarterly declines, the gross domestic product (“GDP”) rose at a 3.5% annual rate in the third quarter of 2009, the strongest signal yet that the recession has ended.  While the national unemployment rate at September 30, 2009 is the highest it has ever been since 1983, at 9.8% (9.8% in New Jersey), the pace of job loss continued to trend lower during the third quarter. Furthermore, labor productivity increased at a 9.5% annual rate during the third quarter 2009, the largest gain in productivity since the third quarter of 2003, and unit labor costs decreased at a 5.2% annual rate, as companies produced more with fewer workers.

The above actions, together with the overall economy, will continue to affect the markets in which the Company and its customers do business and may adversely impact the Company’s results in the future, depending upon the duration and severity of such conditions. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2009.

Financial Condition

Total assets decreased $76.5 million, or 2.1%, to $3.55 billion at September 30, 2009 as compared to $3.62 billion at December 31, 2008. Total loans before allowance for loan losses decreased $30.1 million, or 1.1%, investment securities decreased $24.1 million, or 5.5%, and other assets decreased $20.5 million, or 19.4%. Total liabilities decreased $80.4 million, or 2.5%, to $3.18 billion at September 30, 2009 compared to $3.26 billion at December 31, 2008. Federal funds purchased decreased $65.5 million, or 91.6%, combined with a decrease in advances from the Federal Home Loan Bank of New York (“FHLBNY”) of $26.6 million, or 63.1%, and a decrease in other liabilities of $28.7 million, or 23.9%. These decreases were offset by an increase in deposits of $36.5 million, or 1.3%.

Total loans receivable before allowance for loan losses decreased $30.1 million, or 1.1%, to $2.71 billion at September 30, 2009. Organic loan growth for the first nine months of 2009, adjusted for approximately $59.6 million in prepayments, was approximately 1.1%. Despite various economic challenges and an overall softened loan demand, the Company continues to maintain a healthy lending channel.

Total non-performing loans were $84.4 million at September 30, 2009, or 3.1% of total loans, compared to $46.8 million, or 1.7%, at December 31, 2008. Non-performing loans primarily increased as a result of an increase in non-accrual loans of $38.1 million, or 90.2%. Non-accrual loans increased $65.5 million, offset by reductions of $27.4 million, resulting in a net increase of $38.1 million.  The increase in non-accrual loans during the nine months ended September 30, 2009 was primarily due to the addition of 21 separate commercial relationships spread among several different industries whose loans totaled $35.4 million, the addition of 9 separate construction and land development relationships with an aggregate loan balance of $5.8 million and $1.6 million in home equity lines of credit.  One of the commercial relationships added to non-accrual during the third quarter 2009 consisted of a distributor of heavy construction equipment with total credits, net of charge-offs, of $20.2 million.  The reduction to non-accrual loans during the same period was primarily the result of one commercial property foreclosure for $8.8 million which is included in real estate owned at September 30, 2009.  The ratio of allowance for loan losses to total non-performing loans was 54.58% at September 30, 2009 compared to 79.69% at December 31, 2008. Non-performing assets were $94.1 million at September 30, 2009 compared to $48.8 million at December 31, 2008.

The allowance for loan losses was $46.1 million and $37.3 million at September 30, 2009 and December 31, 2008, respectively.  The increase in the allowance for loan losses of $8.8 million to $46.1 million during the nine months ended September 30, 2009 reflects the Company’s continued aggressive review of its loan portfolio which resulted in loan downgrades and non-accruals.  Net charge-offs for the nine months ended September 30, 2009 were $18.4 million, or 0.67% of average loans outstanding, and primarily consisted of 8 commercial relationships for a total of $13.9 million, three unrelated home equity line of credit relationships totaling $886,000 and 18 unrelated small business loans with an aggregate loan balance of $1.2 million.  As mentioned earlier, one of the commercial relationships consisted of a distributor of heavy construction equipment with aggregate loan balances, before charge-offs, of $28.2 million, of which $8.0 million was charged off during the third quarter 2009. In addition, the Company further increased a number of its qualitative factors used in determining the appropriate level of allowance for loan losses. As a result, the Company has continued to maintain adequate reserve coverage as the ratio of allowance for loan losses to gross loans was 1.70% at September 30, 2009 as compared to 1.36% at December 31, 2008.

Real estate owned increased $7.7 million to $9.7 million at September 30, 2009 as compared to December 31, 2008.  During the nine months ended September 30, 2009, the Company added five properties to the real estate owned portfolio, which included three commercial properties and two residential properties acquired through foreclosure at a total cost of $9.1 million.  All five of these properties were previously classified as non-accrual loans at December 31, 2008.  During the first nine months of 2009, the Company sold one residential property with a carrying value of $248,000 and recognized a loss of $59,000 and one commercial property with a carrying value of $183,000 and recognized a loss of $8,000. One of the commercial properties added during the first nine months of 2009 consisted of a commercial warehouse with a carrying value of $8.8 million. During the third quarter 2009, the Company recognized a write-down of $800,000 on this property as a result of a decline in the fair value of this property.  In addition, the Company also recognized the write-down of $150,000 on one residential property during the first quarter 2009.

Investment securities available for sale decreased $18.4 million, or 4.3%, from $423.5 million at December 31, 2008 to $405.1 million September 30, 2009. Investment securities held to maturity decreased $5.7 million, or 41.5%, from $13.8 million at December 31, 2008 to $8.1 million at September 30, 2009. The investment securities portfolio decreased primarily as a result of calls, maturities and prepayments.  The reinvestment strategy for the remainder of 2009 is to maintain the average life and duration at approximately the same levels as September 30, 2009.

Bank owned life insurance (“BOLI”) increased from $75.5 million at December 31, 2008, to $77.2 million at September 30, 2009. The increase of $1.6 million represents the increase in the cash surrender value of the policies during the nine months ended September 30, 2009.

Other assets decreased $20.5 million, or 19.4%, to $85.4 million at September 30, 2009 from $105.9 million at December 31, 2008.  This decrease was primarily the result of a $27.0 million decline in the fair value of the Company’s financial derivative instruments offered to commercial customers due to an increase in forward-looking benchmark interest rates and a reduction in underlying notional values applied in the valuation of these instruments.  This decrease is offset with a $27.0 million decline in the fair value of related financial derivative instruments recorded in the other liabilities section of the Unaudited Condensed Consolidated Statements of Financial Condition.  For more information on the Company’s financial derivative instruments, please see Note 8 of the Notes to Unaudited Condensed Consolidated Statements.

Total deposits were $2.93 billion at September 30, 2009, reflecting a $36.5 million increase from December 31, 2008.  Core deposits, which exclude all certificates of deposit, increased $232.7 million to $1.93 billion, or 66.0% of total deposits at September 30, 2009, as compared to $1.70 billion, or 58.8% of total deposits at December 31, 2008.  This increase was offset with a decrease in certificates of deposit, including those placed through brokers, of $196.2 million for the same period.  In the second quarter 2009, the Company aggressively lowered interest rates on deposits while managing overall funding and liquidity. As a result of this strategy and a continued effort to balance deposit growth and net interest margin, the Company experienced further decline in certificates of deposit balances during the third quarter 2009.

Total borrowings were $65.9 million at September 30, 2009, a decrease of $88.2 million, or 57.3%, from December 31, 2008.  The decrease was primarily a result of a decrease in federal funds purchase of $65.5 million and a reduction in advances from the FHLBNY of $26.6 million.

Total shareholders’ equity increased $3.9 million, or 1.1%, from $358.5 million at December 31, 2008 to $362.5 million at September 30, 2009. The increase was primarily the result of an overall net increase in comprehensive income of $5.7 million, which included a net loss of $10.8 million recognized for the nine months ended September 30, 2009, offset with an increase in unrealized gains of $13.4 million.  Furthermore, additional paid-in capital increased $2.0 million as a result of the remaining original cost of the warrant repurchased from the U.S. Treasury on May 27, 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

Overview. The Company recognized a net loss available to common shareholders for the three months ended September 30, 2009 of $6.5 million, or a $0.28 net loss per share, compared to net income of $4.1 million, or $0.17 per share, for the same period in 2008. During the quarter, the Company recognized an other-than-temporary impairment charge of $1.9 million, or $0.05 per share, due to further deterioration of underlying collateral on a pooled trust preferred security and a write-down of $800,000, or $0.02 per share, on the carrying value of a commercial warehouse that is currently included in real estate owned. In addition, the Company recognized severance and other related charges of $1.0 million, or 0.03 per share. All per share amounts are presented on a diluted basis and have been adjusted for the 5% stock dividend issued on May 14, 2009.

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

Net interest income (on a tax-equivalent basis) increased $1.6 million to $27.0 million for the three months ended September 30, 2009, from $25.4 million for the same period in 2008.  Interest income (on a tax-equivalent basis) decreased $5.0 million from the prior period to $38.4 million while interest expense decreased $6.6 million from the prior period to $11.4 million.  The interest rate spread and net interest margin (on a tax-equivalent basis) for the three months ended September 30, 2009 was 3.06% and 3.36%, respectively, compared to 2.83% and 3.28%, respectively, for the same period in 2008. The net interest margin (on a tax-equivalent basis) for the three months ended June 30, 2009 and March 31, 2009 were 3.01% and 2.74%, respectively. The increase in margin for the three months ended September 30, 2009 over the previous two quarters reflects the Company’s continued focus on margin improvement initiatives.  Such initiatives include the implementation of interest rate floors on new and renewable variable rate loans and a planned reduction in deposit rates, particularly certificates of deposit, which resulted in a shift from higher cost deposit products to lower cost core deposits.

Interest income (on a tax-equivalent basis) decreased $5.0 million, or 11.5%, for the three months ended September 30, 2009, compared to the same period in 2008.  Interest income on loans decreased $5.7 million as yields earned on average loans receivable decreased 85 basis points.  This decrease was offset by an increase in interest income of $1.2 million as average loans receivable grew $90.6 million, or 3.4%. The increase in average loans receivable was primarily funded by an increase in deposits and other wholesale borrowings. The Company will continue to rely primarily on core deposit growth supplemented with wholesale borrowings to support its loan funding.

Interest expense decreased $6.6 million, or 36.6%, for the three months ended September 30, 2009, compared to the same period in 2008.  Interest expense decreased $6.2 million as the cost of average interest-bearing deposit accounts decreased 106 basis points and $278,000 as the cost of junior subordinated debentures decreased 120 basis points.

Table 1 provides detail regarding the Company’s average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the periods presented. Average balances are derived from daily balances.

Table 1: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

	For the Three Months Ended September 30, 2009			For the Three Months Ended September, 2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$2,247,234	$26,590	4.73%	$2,146,204	$30,243	5.64%
Home equity	263,494	3,248	4.93	268,178	3,800	5.67
Second mortgage	72,830	1,182	6.49	84,404	1,384	6.56
Residential real estate	76,626	1,099	5.74	57,471	911	6.34
Other	70,790	1,180	6.67	84,116	1,481	7.04
Total loans receivable	2,730,974	33,299	4.88	2,640,373	37,819	5.73
Investment securities (3)	439,661	5,091	4.63	422,897	5,423	5.13
Interest-earning deposits with banks	46,613	23	0.20	9,418	47	2.00
Federal funds sold	-	-	-	28,961	137	1.89
Total interest-earning assets	3,217,248	38,413	4.78	3,101,649	43,426	5.60
Non-interest-earning assets:
Cash and due from banks	46,724			57,463
Bank properties and equipment, net	52,058			48,204
Goodwill and intangible assets, net	143,868			148,577
Other assets	133,139			66,871
Total non-interest-earning assets	375,789			321,115
Total assets	$3,593,037			$3,422,764

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,112,999	2,658	0.96%	$927,312	4,180	1.80%
Savings deposits	299,590	693	0.93	378,699	1,652	1.74
Time deposits	1,057,214	6,446	2.44	1,095,887	10,073	3.68
Total interest-bearing deposit accounts	2,469,803	9,797	1.59	2,401,898	15,905	2.65
Short-term borrowings:
Federal funds purchased	42,836	36	0.34	17,766	102	2.30
Securities sold under agreements to repurchase - customers	18,823	12	0.26	35,426	104	1.17
Long-term borrowings:
FHLBNY advances (4)	30,607	361	4.72	47,221	452	3.83
Obligations under capital lease	8,371	139	6.64	5,213	95	7.29
Junior subordinated debentures	92,786	1,081	4.66	92,786	1,359	5.86
Total borrowings	193,423	1,629	3.37	198,412	2,112	4.26
Total interest-bearing liabilities	2,663,226	11,426	1.72	2,600,310	18,017	2.77
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	476,478			435,249
Other liabilities	87,893			25,310
Total non-interest-bearing liabilities	564,371			460,559
Total liabilities	3,227,597			3,060,869
Shareholders' equity	365,440			361,895
Total liabilities and shareholders' equity	$3,593,037			$3,422,764

Net interest income		$26,987			$25,409
Interest rate spread (5)			3.06%			2.83%
Net interest margin (6)			3.36%			3.28%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.80%			119.28%

(1) Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3)  Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustment for three months ended September 30, 2009 and 2008 was $521,000 and $447,000, respectively.

(4) Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
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

Table 2: Quarterly Rate-Volume Variance Analysis (1)
	For the Three Months Ended September 30, 2009 vs. 2008
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$1,399	$(5,052)	$(3,653)
Home equity	(65)	(487)	(552)
Second mortgage	(187)	(15)	(202)
Residential real estate	282	(94)	188
Other	(226)	(75)	(301)
Total loans receivable	1,203	(5,723)	(4,520)
Investment securities	212	(544)	(332)
Interest-bearing deposit accounts	50	(74)	(24)
Federal funds sold	(69)	(68)	(137)
Total interest-earning assets	1,396	(6,409)	(5,013)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	722	(2,244)	(1,522)
Savings deposits	(297)	(662)	(959)
Time deposits	(344)	(3,283)	(3,627)
Total interest-bearing deposit accounts	81	(6,189)	(6,108)
Short-term borrowings:
Federal funds purchased	68	(134)	(66)
Securities sold under agreements to repurchase - customers	(35)	(57)	(92)
Long-term borrowings:
FHLBNY advances(2)	(182)	91	(91)
Obligations under capital lease	53	(9)	44
Junior subordinated debentures	-	(278)	(278)
Total borrowings	(96)	(387)	(483)
Total interest-bearing liabilities	(15)	(6,576)	(6,591)
Net change in net interest income	$1,411	$167	$1,578
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

Provision for Loan Losses. Provision for loan losses for the third quarter 2009 continues to reflect the continued economic weakness.  For the three months ended September 30, 2009, the provision for loan losses was $16.2 million compared to $3.7 million for the same period in 2008, which increased the allowance for loan losses to total gross loans at September 30, 2009 to 1.70% as compared to 1.36% at December 31, 2008.  The Company’s gross loans receivable grew $43.6 million, or 1.6%, to $2.71 billion at September 30, 2009 as compared to the same period in 2008.  Net charge-offs totaled $14.5 million for the three months ended September 30, 2009 compared to $1.1 million during the same period in 2008.   Nearly 80%, or $11.6 million, of the current quarter’s charge-offs were associated with four commercial relationships, which included a distributor of heavy construction equipment, a participation in a resort-oriented, residential construction project and two existing exposures to manufacturers of consumer products. Management has been monitoring the performance, economic climate and future cash flow potential of these relationships for some time and strongly believes all of these borrowers have been profoundly impacted by the severity of the recession and the seemingly prolonged return to stable economic conditions.  As a result of continued distressed economic conditions the Company has provided for higher provision levels and will likely continue to do so for the remainder of the year in anticipation of higher levels of troubled credits and ongoing stress on our portfolio.

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

Non-Interest Income. Non-interest income decreased $2.6 million, or 36.5%, for the three months ended September 30, 2009 to $4.5 million, as compared to the same period in 2008. The decrease was primarily attributable to an impairment loss of $1.9 million recognized on a pooled trust preferred security due to the further deterioration of underlying collateral.  In addition, service charges on deposits, such as non-sufficient funds and overdraft fees, decreased $551,000, or 14.9%, gains on commercial derivative products decreased $491,000, or 100.0%, due to a planned decline in transaction volume and bank owned life insurance (“BOLI”) income decreased $203,000, or 26.1%, due to lower yields earned on the Company’s separate account policy.  These decreases were offset with an increase in gain on sale of loans of $425,000, or 148.6%, and an increase in investment products income of $166,000, or 22.8%, over the comparable prior year period.

Non-Interest Expense. Non-interest expense increased $3.8 million, or 16.6%, for the three months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily attributable to an increase in salaries and benefits of $1.9 million, or 15.3%, due to the addition of several key management and business line staff and severance and other related charges.  In addition, cost of real estate owned increased $841,000 due to an $800,000 write-down of the carrying value of one commercial warehouse property and insurance expense increased $774,000 primarily due to an increase in FDIC assessment rates, additional coverage under the Temporary Liquidity Guarantee Program (“TLGP”) and an overall increase in assessable deposits.

Income Tax (Benefit) Expense.  Income taxes decreased $6.7 million to a tax benefit position of $5.6 million for the three months ended September 30, 2009 as compared to the same period in 2008. The income tax benefit recognized during the third quarter 2009 was the result of the Company recognizing a pre-tax loss of $12.2 million in combination with the relatively large levels of tax-free income earned on tax-exempt securities and BOLI polices.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

Overview. The Company recognized a net loss available to common shareholders for the nine months ended September 30, 2009 of $16.1 million, or a $0.70 net loss per share, compared to net income of $10.6 million, or $0.44 per share, for the same period in 2008. Net loss available to common shareholders for the first nine months of 2009 included $5.4 million, or $0.23 per share, in dividends, accretion of the original issuance discount and deferred issuance costs on preferred shares issued, and later repurchased on April 8, 2009, under the U.S. Treasury’s CPP of the TARP.  Furthermore, the Company recognized a charge of $1.6 million, or $0.04 per share, as a result of the Federal Deposit Insurance Corporation’s (“FDIC”) 5-basis point special assessment and a $6.8 million net impairment charge, or $0.17 per share, on two pooled trust preferred securities due to further deterioration of underlying collateral. All per share amounts are presented on a diluted basis and have been adjusted for the 5% stock dividend issued on May 14, 2009.

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

Net interest income (on a tax-equivalent basis) decreased $2.0 million to $73.5 million for the nine months ended September 30, 2009, from $75.5 million for the same period in 2008.  Interest income (on a tax-equivalent basis) decreased $18.2 million from the prior period to $114.6 million while interest expense decreased $16.3 million from the prior period to $41.0 million. The interest rate spread and net interest margin (on a tax-equivalent basis) for the nine months ended September 30, 2009 was 2.69% and 3.03%, respectively, compared to 2.82% and 3.31% respectively, for the same period in 2008.  Due to historically low interest rates, the margin compression during the nine months ended September 30, 2009 was the result of the Company’s yields on interest-earning assets re-pricing downward more quickly than the cost of the Company’s interest-bearing liabilities.  Approximately 50% of the Company’s loan portfolio is indexed to a variable rate such as the 1-month LIBOR or Prime Rate.  On average, the 1-month LIBOR and Prime Rate for the nine months ended September 30, 2009 were 0.25% and 3.25%, respectively, compared to 3.93% and 5.00%, respectively, for the same period in 2008.

Interest income decreased $18.2 million, or 13.7%, for the nine months ended September 30, 2009, compared to the same period in 2008. Interest income on loans decreased $23.8 million as yields earned on average loans receivable decreased 118 basis points.  This decrease was offset by an increase in interest income of $6.2 million as average loans receivable grew $147.8 million, or 5.7%. The increase in average loans receivable was primarily funded by an increase in deposits.  The Company will continue to rely primarily on core deposit growth supplemented with wholesale borrowings to support its loan funding.

Interest expense decreased $16.3 million, or 28.4%, for the nine months ended September 30, 2009, compared to the same period in 2008. Interest expense decreased $17.4 million as the cost of average interest-bearing deposit accounts decreased 95 basis points. This decrease was offset by an increase in interest expense of $3.4 million as average interest-bearing deposits grew $179.6 million, or 7.7%.  In addition, the decrease in average FHLBNY advances of $23.7 million and the decrease in cost of junior subordinated debentures of 122 basis points resulted in a combined decrease in interest expense of $1.6 million.

Table 3 provides detail regarding the Company’s average balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the periods presented. Average balances are derived from daily balances.

 Table 3: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

	For the Nine Months Ended September 30, 2009			For the Nine Months Ended September 30, 2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$2,237,732	$77,774	4.63%	$2,094,470	$93,089	5.93%
Home equity	266,878	10,080	5.04	267,169	11,880	5.93
Second mortgage	76,851	3,715	6.45	82,615	4,037	6.52
Residential real estate	74,456	3,264	5.85	53,287	2,547	6.37
Other	75,051	3,654	6.49	85,633	4,551	7.09
Total loans receivable	2,730,968	98,487	4.81	2,583,174	116,104	5.99
Investment securities (3)	450,572	16,015	4.74	434,928	16,290	4.99
Interest-earning deposits with banks	50,799	81	0.21	9,811	184	2.50
Federal funds sold	125	-	-	15,760	234	1.98
Total interest-earning assets	3,232,464	114,583	4.73	3,043,673	132,812	5.82
Non-interest-earning assets:
Cash and due from banks	48,203			57,580
Bank properties and equipment, net	49,637			48,156
Goodwill and intangible assets, net	145,028			149,744
Other assets	140,904			73,481
Total non-interest-earning assets	383,772			328,961
Total assets	$3,616,236			$3,372,634

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,038,932	7,969	1.02%	$828,107	10,547	1.70%
Savings deposits	297,404	2,264	1.02	420,997	6,323	2.00
Time deposits	1,180,923	25,899	2.92	1,088,507	33,305	4.08
Total interest-bearing deposit accounts	2,517,259	36,132	1.91	2,337,611	50,175	2.86
Short-term borrowings:
Federal funds purchased	21,154	61	0.38	21,244	404	2.54
Securities sold under agreements to repurchase - customer	17,151	32	0.25	36,650	445	1.62
Long-term borrowings:
FHLBNY advances (4)	32,805	1,090	4.43	56,522	1,745	4.12
Obligations under capital lease	6,271	328	6.97	5,230	286	7.29
Junior subordinated debentures	92,786	3,400	4.89	92,899	4,257	6.11
Total borrowings	170,167	4,911	3.85	212,545	7,137	4.48
Total interest-bearing liabilities	2,687,426	41,043	2.04	2,550,156	57,312	3.00
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	435,474			427,505
Other liabilities	100,069			29,613
Total non-interest-bearing liabilities	535,543			457,118
Total liabilities	3,222,969			3,007,274
Shareholders' equity	393,267			365,360
Total liabilities and shareholders' equity	$3,616,236			$3,372,634

Net interest income		$73,540			$75,500
Interest rate spread (5)			2.69%			2.82%
Net interest margin (6)			3.03%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.28%			119.35%

(1) Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3)  Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustment for nine months ended September 30, 2009 and 2008 was $1.5 million and $1.3 million, respectively.

(4) Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
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

Table 4: Quarterly Rate-Volume Variance Analysis (1)
	For the Nine Months Ended September 30, 2009 vs. 2008
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$6,044	$(21,359)	$(15,315)
Home equity	(13)	(1,787)	(1,800)
Second mortgage	(279)	(43)	(322)
Residential real estate	939	(222)	717
Other	(532)	(365)	(897)
Total loans receivable	6,159	(23,776)	(17,617)
Investment securities	565	(840)	(275)
Interest-bearing deposit accounts	191	(294)	(103)
Federal funds sold	(117)	(117)	(234)
Total interest-earning assets	6,798	(25,027)	(18,229)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	2,273	(4,851)	(2,578)
Savings deposits	(1,521)	(2,538)	(4,059)
Time deposits	2,640	(10,046)	(7,406)
Total interest-bearing deposit accounts	3,392	(17,435)	(14,043)
Short-term borrowings:
Federal funds purchased	(2)	(341)	(343)
Securities sold under agreements to repurchase - customers	(159)	(254)	(413)
Long-term borrowings:
FHLBNY advances(2)	(778)	123	(655)
Obligations under capital lease	55	(13)	42
Junior subordinated debentures	(5)	(852)	(857)
Total borrowings	(889)	(1,337)	(2,226)
Total interest-bearing liabilities	2,503	(18,772)	(16,269)
Net change in net interest income	$4,295	$(6,255)	$(1,960)
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

Provision for Loan Losses. For the nine months ended September 30, 2008, the provision for loan losses was $27.2 million compared to $12.4 million for the same period in 2008, which increased the allowance for loan losses to total gross loans at September 30, 2009 to 1.70% as compared to 1.36% at December 31, 2008. The Company’s gross loans receivable grew $43.6 million, or 1.6%, to $2.71 billion at September 30, 2009 as compared to the same period in 2008.  Net charge-offs totaled $18.4 million for the nine months ended September 30, 2009 compared to $5.3 million during the same period in 2008.  Net charge-offs for the first nine months of 2009 primarily consisted of 8 commercial relationships for a total of $13.9 million, three unrelated home equity line of credit relationships totaling $886,000 and 18 unrelated small business loans with an aggregate loan balance of $1.2 million.  Four of the 8 commercial relationships accounted for $11.6 million of net charge-offs for the first nine months of 2009.  As a result of continued distressed economic conditions the Company has provided for higher provision levels and will likely continue to do so for the remainder of the year in anticipation of higher levels of troubled credits and ongoing stress on our portfolio.

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

Non-Interest Income. Non-interest income decreased $10.7 million, or 48.1%, for the nine months ended September 30, 2009, as compared to the same period in 2008. The decrease was primarily attributable to a net impairment loss of $6.8 million recognized on two pooled trust preferred securities due to the further deterioration of underlying collateral.  Furthermore, gains on commercial derivative products decreased $2.0 million, or 90.2%, due to a planned decline in transaction volume, service charges on deposits decreased $1.4 million, or 12.8%, and BOLI income decreased $707,000, or 30.0%, due to lower yields earned on the Company’s separate account policy.

Non-Interest Expense. Non-interest expense increased $8.4 million, or 12.0%, for the nine months ended September 30, 2009, compared to the same period in 2008. Insurance expense increased $4.2 million, or 193.7%, over the comparable prior year period primarily due to higher Federal Deposit Insurance Corporation (FDIC) insurance premiums and the special FDIC insurance assessment recognized in the second quarter 2009.  Salaries and employee benefits increased $2.4 million, or 6.4%, due to the addition of several key management and business line staff over the year and the recognition of severance and other related charges during the third quarter 2009.  Furthermore, cost of real estate owned increased $1.6 million as the Company recognized a combined write-down of $950,000 on two properties currently held in the Company’s real estate owned portfolio as the carrying values of these properties exceeded their respective fair market values combined with the recognition of a $589,000 net gain on the sale of four properties during the first nine months of 2008.

Income Tax (Benefit) Expense.  Income taxes decreased $14.6 million to a tax benefit position of $11.1 million for the nine months ended September 30, 2009 as compared to the same period in 2008. The income tax benefit recognized during the first nine months of 2009 was the result of the Company recognizing a pre-tax loss of $21.9 million in combination with the relatively large levels of tax-free income earned on tax-exempt securities and BOLI polices.

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

The major source of the Company's funding is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, maturities or calls of investment securities, as well as from a variety of wholesale funding sources including, but not limited to, brokered deposits, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other secured and unsecured borrowings. Additional liquidity can be obtained from loan sales or participations. During the second quarter 2009, the Company aggressively lowered interest rates on deposits while managing overall funding and liquidity. As a result of this planned reduction in deposit rates, during the third quarter 2009, the Company has recognized a shift from higher cost deposit products, particularly from certificates of deposit, to lower cost core deposit products.  Average total deposits declined $29.1 million during the third quarter 2009, as compared to second quarter 2009, as average certificates of deposit decreased $172.3 million, offset by an increase in average core deposits of $143.2 million, or 8.2%.  The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $313.0 million and the FHLBNY of approximately $38.2 million. At September 30, 2009, $6.0 million and $30.5 million of the Company’s secured borrowing capacity through the Federal Reserve Bank and the FHLBNY, respectively, were utilized.  The Company has additional unsecured borrowing capacity through lines of credit with other financial institutions of approximately $85.0 million.  Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans.  As of September 30, 2009, the Company had a par value of $354.7 million and $116.7 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company's primary uses of funds are the origination of loans; the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending September 30, 2010 total $870.6 million, or approximately 87.2% of total certificates of deposit.   Although the Company has experienced a decrease in certificates of deposit balances during the third quarter 2009, core deposits increased 8.2% as the Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance.  Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

Total loans receivable before allowance for loan losses decreased $30.1 million, or 1.1%, during the first nine months of 2009. The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs.

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

In September 2009, the Company filed a $75 million universal shelf Registration Statement with the Securities and Exchange Commission (“SEC”).  Although the Company is well capitalized, the Registration Statement provides flexibility in the capital raising process should the Company elect to raise additional capital.

The Company is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies.  The Bank is also subject to similar capital requirements adopted by the OCC.  Under these requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Total Capital, Tier 1 Capital, and Leverage (Tier 1 Capital divided by average assets) ratios are maintained. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets and certain off-balance sheet items as calculated under regulatory accounting practices. It is the Company’s intention to maintain “well capitalized” risk-based capital levels. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings, and other factors. At September 30, 2009, the Company’s and the Bank’s capital exceeded all minimum regulatory requirements to which they are subject, and the Bank was “well capitalized” as defined under the federal bank regulatory guidelines. The risk-based capital ratios in Table 3 have been computed in accordance with regulatory accounting practices. At September 30, 2009, no conditions or events had occurred that changed the Company’s classification as “adequately capitalized” and the Bank’s classification as “well capitalized.”

Table 3: Regulatory Capital Levels
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Correct Action Provision (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$357,449	11.48%	$249,089	8.00%	N/A
Sun National Bank	341,896	10.99	248,772	8.00	$310,965	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	318,432	10.23	124,544	4.00	N/A
Sun National Bank	302,928	9.74	124,386	4.00	186,579	6.00
Leverage ratio:
Sun Bancorp, Inc.	318,432	9.21	138,362	4.00	N/A
Sun National Bank	302,928	8.78	138,047	4.00	172,558	5.00

December 31, 2008
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$357,720	11.37%	$254,575	8.00%	N/A
Sun National Bank	340,815	10.84	251,430	8.00	$314,288	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	319,974	10.17	127,287	4.00	N/A
Sun National Bank	303,069	9.64	125,715	4.00	188,573	6.00
Leverage ratio:
Sun Bancorp, Inc.	319,974	9.58	133,649	4.00	N/A
Sun National Bank	303,069	9.10	133,258	4.00	166,573	5.00
(1) Not applicable for bank holding companies.

The Company’s ratio of tangible equity to tangible assets, which is a non-GAAP financial measure of risk, was 6.45% at September 30, 2009, compared with 6.10% at December 31, 2008.  Tangible equity and tangible assets are calculated by subtracting identifiable intangible assets and goodwill from shareholders’ equity and total assets, respectively, and may be used by investors to assist them in understanding how much loss, exclusive of intangible assets and goodwill, can be absorbed before shareholders’ equity is depleted. The Company’s and Bank’s regulators also exclude intangible assets and goodwill from shareholders’ equity when assessing capital adequacy of each.

The Company’s capital securities are deconsolidated in accordance with GAAP and qualify as Tier 1 capital under federal regulatory guidelines.  These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2009, and would have limited capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  On March 16, 2009, the Federal Reserve Board extended for two years the ability of bank holding companies to include restricted core capital elements as Tier 1 capital up to 25% of all core capital elements, including goodwill. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company.  The Company does not anticipate that this amended rule will have a material impact on its capital ratios.  At September 30, 2009, the Company’s $90.0 million in capital securities qualify as Tier 1.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at September 30, 2009 was $65.6 million and the portion of the exposure not covered by collateral was approximately $719,000. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition, consistent with FASB ASC 825, Financial Instruments.  As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 5, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees.  The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements.  The reserve for unfunded loan commitments and letters of credit at September 30, 2009 and December 31, 2008 was $689,000 and $437,000, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

In October 2007, Visa Inc. (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008. At the time of the announcement, the Company was a member of the Visa USA network.  As part of Visa’s restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests.  The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007.  In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not a named defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, in accordance with Visa’s by-laws, the Company and other Visa USA, Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. The Company's indemnification obligation is limited to its proportionate interest in Visa USA, Inc. The Company determined that its potential indemnification obligations based on its proportionate share of ownership in Visa USA was not material at September 30, 2009.

On July 16, 2009, Visa deposited an additional $700 million into the litigation escrow account previously established to satisfy specific settlement obligations.  Visa funded the additional amount in to the escrow account by reducing each Class B shareholders’ conversion ratio to Visa Class A shares from 0.6296 to 0.5824.  The Company currently has 7,672 Class B shares, with a zero cost basis.

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance that impacts FASB ASC 810, Consolidation. The new guidance significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. The new guidance also addresses the effect of changes required by FASB ASC 860, Transfers and Servicing, and addresses concerns that the accounting and disclosures do not always provide timely and useful information about an entity’s involvement in a variable interest entity. The new guidance is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued new guidance that impacts FASB ASC 860. The new guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”), modifies the criteria for applying sale accounting to transfers of financial assets or portions of financial assets, differentiates between the initial measurement of an interest held in connection with the transfer of an entire financial asset recognized as a sale and participating interests recognized as a sale and removes the provision allowing classification of interests received in a guaranteed mortgage securitization transaction that does not qualify as a sale as available-for-sale or trading securities. The new guidance will improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. The new guidance is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued a new standard that was incorporated into FASB ASC 855, Subsequent Events. FASB ASC 855 establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date, but before the related financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted FASB ASC 855-10 effective June 30, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued new guidance that impacts FASB ASC 825-10, Financial Instruments - Overall.  The new guidance requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  The new guidance was effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting this new guidance early must also adopt the new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures and the new guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities.  The Company adopted the new guidance, effective June 30, 2009, and the guidance did not have an impact on the Company’s financial condition or results of operations.  See Note 14 for disclosures pertaining to fair value of the Company’s financial instruments.

In April 2009, the FASB issued guidance that impacts FASB ASC 320-10 which amends existing guidance for determining whether an impairment is other-than-temporary to debt securities and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; and (c) it does expect to recover the entire amortized cost basis of the security.  Under this new guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  For debt securities held at the beginning of the period, the new guidance requires the Company to recognize a cumulative-effect adjustment, net of tax, to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income for the amount of the OTTI which should have been recognized in other comprehensive income had the guidance been in effect at the beginning of the period.  The Company elected to early adopt this guidance on January 1, 2009 and recorded a cumulative-effect adjustment, net of tax, to retained earnings of $3.1 million with the corresponding offset to other comprehensive income in the Unaudited Condensed Consolidated Statements of Financial Condition. See Note 3 for more information on credit losses recognized in earnings pertaining to the Company’s investment portfolio.

In April 2009, the FASB issued new guidance that impacts FASB ASC 820 which includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. This new guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting this new guidance must also adopt the new guidance on FASB ASC 320-10.  The Company adopted this new guidance, effective March 31, 2009, and the guidance did not have a material impact on the Company’s financial condition or results of operations.

In January 2009, the FASB issued new guidance that impacts FASB ASC 325-40, Investments – Other – Beneficial in Securitized Financial Assets.  This guidance, which was effective for interim and annual reporting periods ending after December 15, 2008, was issued to achieve a more consistent evaluation of whether there is an OTTI has occurred.  This ASC amended previous guidance to more closely align the OTTI guidance therein to the guidance in ASC 320, Investments – Debt & Equity Securities. The Company adopted FASB ASC 325-40, effective December 31, 2008, and the guidance did not have an impact on the Company’s financial condition or results of operations.

In September 2008, the FASB issued guidance that impacts FASB ASC 815, Derivatives and Hedging.  This statement amends the guidance to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument and amends FASB ASC 460, Guarantees, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of this statement are effective for annual or interim reporting periods ending after November 15, 2008. The Company adopted this guidance on December 31, 2008 and the guidance did not have an impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued new guidance that impacts FASB ASC 815-10, Derivatives and Hedging. This new guidance enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations, and cash flows. The new guidance was effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods. The Company adopted the guidance on January 1, 2009 and the guidance did not have an impact on the Company's financial condition or results of operations.  Please see Note 8 for more information on the Company’s financial derivative instruments.

In February 2008, the FASB issued new guidance that impacts FASB ASC 820, Fair Value Measurements and Disclosures.  This guidance delayed the effective date of FASB ASC 820 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted this new guidance on January 1, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations. Please see Note 14 for more information on the Company’s non-financial assets measured at fair value.

In December 2007, the FASB issued new guidance that impacts FASB ASC 810, Consolidations, which requires that a non-controlling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. This new guidance also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation.  The Company adopted this new guidance on January 1, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued new guidance that impacts FASB ASC 805, Business Combinations. This new guidance retains the fundamental requirements in FASB ASC 805 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. The guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values.  The guidance requires the acquirer to recognize acquisition related costs and restructuring costs separately from the business combination as period expense. The Company adopted the new guidance on January 1, 2009 and the guidance did not have an impact on the Company’s financial condition or results of operations.

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

At September 30, 2009, the Company’s gap analysis showed an asset sensitive position with total interest-bearing assets maturing or re-pricing within one year exceeding interest-earning liabilities maturing or re-pricing during the same time period by $264.5 million, representing a positive one-year gap ratio of 7.5%. All amounts are categorized by their actual maturity, anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis, at September 30, 2009, shows a position that is relatively neutral to interest rates with a slightly more negative bias as rates increase. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, as well as a movement toward more floating or short-term adjustable loans.  The floating rate loans are indexed to both Prime Rate and LIBOR.  To the extent that primarily managed rates on liabilities and primarily indexed rates on assets do not move by the same amount, added basis risk will impact margin.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 5 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of September 30, 2009. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and particularly in a decreasing rate environment.

Table 4 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of September 30, 2009:

Table 4: Sensitivity Profile

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	-2.3
+100	-1.5
-100	-0.2
-200	-0.8

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

The Company is not engaged in any legal proceedings of a material nature at September 30, 2009. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

The 2009 Annual Meeting was held on July 16, 2009.  The proxy statement for such Annual Meeting disclosed a deadline of February 12, 2010 for submission of proposals for inclusion the proxy statement for the 2010 Annual Meeting.  This deadline was calculated in accordance with Rule 14a-8(e).  The time period for submission of proposals other than those to be included in the Company’s proxy statement and for nominations for director was disclosed as no earlier than April 17, 2010 and no later than May 17, 2010.  These dates were calculated in accordance with Article II, Section 13 of the Company’s Bylaws.

At the time of this filing, the Company anticipates that the 2010 Annual Meeting will be held on May 20, 2010.  As this date varies by more than 30 days from the date of the 2009 Annual Meeting, the Company is required to establish a new deadline for submission of proposals for inclusion in the Company’s proxy statement and for submission of proposals (other than those to be included in the proxy statement) and nominations for director.  In accordance with Rule 14a-8(e)(ii), the new deadline for submission of proposals to be included in the Company’s 2010 proxy statement must be a reasonable time before the Company begins to print and mail its proxy statement.  The Company has set this new deadline as the close of business on December 10, 2009.

In addition, pursuant to Article II, Section 13 of the Company’s Bylaws, because the expected date for the 2010 Annual Meeting will vary by more than 30 days from when it would be based upon the date of the 2009 Annual Meeting, the new deadline for submission of proposals other than those to be included in the Company’s 2010 proxy statement and director nominations must be no later than the close of business on the 10th day following the earlier of the day on which notice of the date of the meeting was made or public disclosure was made.  The filing of this Quarterly Report on Form 10-Q constitutes public disclosure of the date of the meeting.  As such, the new deadline for submission of proposals (other than pursuant to Rule 14a-8) and nominations is November 19, 2009.

Any stockholder proposals or nominations to be submitted by these new deadlines should be sent to Sun Bancorp, Inc., 226 Landis Avenue, Vineland, New Jersey 08360, Attention:  Corporate Secretary and must otherwise comply with applicable law and the requirements of the Company’s Bylaws.

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

Sun Bancorp, Inc.
Registrant

Date: November 9, 2009	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer

Date: November 9, 2009	/s/ Dan A. Chila
Dan A. Chila
Executive Vice President and
Chief Financial Officer