Form 10-K
period 2009-12-31
SUN BANCORP INC /NJ/
filed 2010-03-16
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐ NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2009 was approximately $78.7 million.

As of March 12, 2010, there were 23,380,351 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2009. (Parts II and IV)
2.	Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders. (Part III)

SUN BANCORP, INC
FORM 10-K

PART I

Forward-Looking Statements

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

Item 1.  Business.

General

Sun Bancorp, Inc. (the “Company”), a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey.  The Company’s principal subsidiary is Sun National Bank (the “Bank”).  At December 31, 2009, the Company had total assets of $3.58 billion, total liabilities of $3.22 billion and total shareholders’ equity of $356.6 million.  The Company’s principal business is to serve as a holding company for the Bank.  As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  At December 31, 2009, the Company had 677 full-time and 128 part-time employees.  As of December 31, 2009, the Company had 70 locations throughout New Jersey, including 62 Community Banking Centers and 5 Commercial Lending Centers.

Through the Bank, the Company provides a comprehensive array of commercial and retail banking services.  The Company’s lending services to businesses include term loans and lines of credit, mortgage loans, construction loans, and equipment leasing.  The Company is a Preferred Lender with both the Small Business Administration (“SBA”) and the New Jersey Economic Development Authority.  The Company’s commercial deposit services include business checking accounts and cash management services such as electronic banking, sweep accounts, lockbox services, internet banking, remote deposit and controlled disbursement services.  The Company’s lending services to consumers include residential mortgage loans, residential construction loans, second mortgage loans, home equity loans and installment loans.  The Company’s consumer deposit services include checking accounts, savings accounts, money market deposits, certificates of deposit and individual retirement accounts.  In addition, the Company offers mutual funds, securities brokerage, annuities and investment advisory services.

The Company’s website address is www.sunnb.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the Securities and Exchange Commission are available free of charge on the Company’s website under the Investor Relations menu.

Market Area

The Company's corporate headquarters is located in Vineland, New Jersey, approximately 30 miles southeast of Philadelphia, Pennsylvania and 37 miles west of Atlantic City, New Jersey.  The Company also maintains a regional headquarters in Mount Laurel, New Jersey, which is located in close proximity to both the New Jersey Turnpike and Interstate 295, two major thoroughfares that  provide convenient access to both the southern and northern regions of New Jersey.

The Company’s primary market area consists of the State of New Jersey.  The Company’s deposit gathering base and lending area is concentrated in the communities surrounding its offices in New Jersey.  The Company believes these markets are attractive and have strong growth potential based on key economic indicators.  The State of New Jersey has the highest median household income in the nation, as well as the third highest per capita income.  The Company’s markets are home to a diverse pool of businesses and industries, representing key opportunities for growth in the business and commercial banking products and services.  Related to the Company’s retail growth, New Jersey is the most densely populated state in the U.S., providing a deep consumer base as well.  The Company’s market area is also home to many affluent suburbs, catering to commuters who live in New Jersey and work in New York and Philadelphia.

 Lending Activities

General.  The principal lending activity of the Company is the origination of commercial and industrial loans.  The Company also offers home equity loans, residential real estate and second mortgage loans and other consumer loans, including installment loans.  Substantially all loans are originated in the Company’s primary market area.  For more information about the Company’s lending activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans” in the Company’s 2009 Annual Report to Shareholders (the “Annual Report”), included herein as Exhibit 13.

Commercial and Industrial Loans.  Included as commercial and industrial loans are short- and long-term business loans, lines of credit, mortgage loans on commercial real estate and construction loans to developers and builders.  The Company’s primary lending focus is the origination of commercial loans.

The Company’s lending to businesses includes the origination of SBA guaranteed term loans and lines of credit.  The Company generally sells the guaranteed portion of each SBA term loan in the secondary market to generate fee income.  In 2009, the Company recognized a gain of $290,000 from the sale of such loans.  The Company is an SBA Preferred Lender.  As an SBA Preferred Lender, the Company is able to originate SBA Loans without requesting the approval of the SBA prior to closing the loan.

The trend of the Company’s lending continues to reflect the geographic and borrower diversification of the commercial loan portfolio.  As the Company’s marketplace has expanded within the State of New Jersey, commercial lending activities have grown, especially in the central and northern parts of the state. The recent recession has impacted all aspects of the national and regional economy and the slow pace of recovery has created increased stress in our loan portfolios which has adversely effected the Company’s financial condition and results of operation.  At December 31, 2009 and 2008, the Company did not have more than 10% of its total loans outstanding concentrated in any one industry category including, but not limited to, the hospitality, entertainment and leisure industries and general office space.  The loan categories are based upon borrowers engaged in similar activities who would be similarly impacted by economic or other conditions.

Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation.  Additionally, the Company makes commercial real estate loans for the acquisition, refinance, improvement and construction of real property.  Loans secured by owner occupied properties are dependent upon the successful operation of the borrower’s business.  If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired.  Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.  At December 31, 2009, commercial and industrial loans secured by commercial real estate properties totaled $1.50 billion of which $735.9 million, or 49.0%, were classified as owner occupied and $767.4 million, or 51.0%, were classified as non-owner occupied.  Management considers these loans to be well diversified across multiple industries.

The Company also originates residential construction loans.  These are short-term loans generally for building 1-to-4 family residential dwellings and are secured by parcels of land on which the dwellings are to be constructed as well as any structures in the process of being constructed. Upon completion of construction, these properties are conveyed to third parties and the construction loans are repaid from some form of permanent financing which may or may not be provided by the Company.  Due to a significant decrease in the demand for new housing brought upon by the economic downturn beginning in 2008, the Company’s residential construction loan business has been negatively impacted.  In the course of the periodic credit review process, a number of the Company’s residential construction borrowers received a more adverse risk rating and were assigned classified loan status due to highly diminished activity and strained liquidity and cash flow.  At the present time, new residential construction lending opportunities are limited. At December 31, 2009, there were 67 residential construction loans with outstanding loan balances of $41.5 million, of which 16 of these loans approximating $9.8 million are currently classified as non-performing.

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

Residential Real Estate Loans.  The Company originates residential mortgages through Sun Home Loans, Inc., a wholly owned subsidiary of the Company.  The majority of these loans are for owner occupied single-family residences and originated with a forward commitment to sell the loan in the secondary market with servicing released.  In 2009, the Company recognized a gain of $2.1 million from the sale of such loans.  The mortgage loans are typically sold with recourse, in the event of default within the first one to six months of origination, depending on the terms with the investor.  The Company did not have to repurchase any previously sold mortgage loans during 2009.

Other Loans.  Included in the category of “Other Loans” are certain small business loans serving businesses with credit needs up to $250,000.  These small business loans are generally lines of credit.  At December 31, 2009, the Company had $13.7 million of small business loans.

Also included in “Other Loans” are secured and unsecured installment loans to consumers.  Secured installment loans are secured by a variety of collateral, such as new and used automobiles, boats and certificates of deposits.  At December 31, 2009, the Company had $2.5 million of secured installment loans and $3.8 million of unsecured installment loans.  Installment loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly.  Repossessed collateral may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

Loans secured by recreational vehicles and modular housing are also included in the “Other Loans” category.  These loans were generated through third-party arrangements. In April 2007, the Company ceased its relationship with the third-party used to generate the recreational vehicle portfolio and as of December 31, 2009, there was $9.9 million outstanding.  In September 2009, the Company ceased its relationship with the third-party used to generate the modular housing portfolio and as of December 31, 2009 the modular housing portfolio was $34.8 million. Loans originated for modular housing used the Company’s underwriting standards, rates and terms and were approved according to the Company’s policies which included appraisals on all new homes supporting a 90% loan to value on homes placed on land owned by the occupant and 80% on homes in which land is leased by the occupant.  The credit risk in these portfolios is managed like any other consumer portfolio through loan to value requirements, debt to income ratios and credit history of the borrower.  Historically, the modular home business and the recreational vehicle business had been viewed as a higher risk lending activity.

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

Levels of individual lending authority are based on the functional assignment of a loan officer as well as the officer’s level of expertise and areas of experience.

The positions of credit officer (CO) and senior credit officer (SCO) are an integral feature of the LAM process.  CO’s and SCO’s are granted substantial levels of authority but do not carry a portfolio.  These individuals are collectively responsible for maintaining the quality and soundness of the Company’s loan portfolio.

Loan Commitments.  When a commercial loan is approved, the Company may issue a written commitment to the loan applicant.  The loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage.  The loan commitment is valid for approximately 30 days.  At December 31, 2009, the Company had approximately $31.2 million in commercial loans that were approved but unfunded.

 Credit Risk, Credit Administration and Loan Review.  Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms.  The Company incurs credit risk whenever it extends credit to, or enters into other transactions with customers.  The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers.  The credit administration department is responsible for the overall management of the Company’s credit risk and the development, application and enforcement of uniform credit policies and procedures the principal purpose of which is to minimize such risk.  One objective of credit administration is to identify and, monitor and report extensions of credit by industry concentration and the type of borrower.  Loan review and other loan monitoring practices provide a means for management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Company’s loan officers and are being applied uniformly.  Loan review coverage in 2009 was approximately $1.82 billion, or approximately 67%, of the Company’s total outstanding loans.

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

Sources of Funds

General.  Deposits are the primary source of the Company’s funds for lending and other investment purposes.  In addition to deposits, the Company derives funds from the repayment, maturities and sales of loans, maturities or calls of investment securities, as well as from a variety of wholesale funding sources.  Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

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

Borrowings.  The Company may obtain advances from the Federal Home Loan Bank of New York (“FHLBNY”) to supplement its funding requirements.  Such advances must be secured by a pledge of a portion of the Company’s assets which may include securities, first mortgage loans and other collateral acceptable to the FHLBNY.  The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $313.0 million and the FHLBNY of approximately $38.2 million, of which $89.0 million and $30.2 million, respectively, was utilized as of December 31, 2009. As of December 31, 2009, the Company had $331.5 million and $113.3 million in loans and securities, respectively, pledged as collateral on secured borrowings. The Company has additional unsecured borrowing capacity through lines of credit with other financial institutions of approximately $85.0 million.  For more information about the Company’s borrowings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Borrowings” in the Annual Report, included herein as an Exhibit 13.

Securities Sold Under Agreements to Repurchase.  The Company has overnight repurchase agreements with customers as well as term repurchase agreements with the FHLBNY.  The Company obtains funds through overnight repurchase agreements with customers pursuant to which the Company sells U.S. Treasury notes or securities issued or guaranteed by one of the government sponsored enterprises to customers under an agreement to repurchase them, at par, on the next business day.  At December 31, 2009, the amount of securities under agreements to repurchase with customers totaled $18.7 million.  In addition, the Company may obtain funds through term repurchase agreements with the FHLBNY.  At December 31, 2009, the amount of repurchase agreements with the FHLBNY totaled $15.0 million.  For more information regarding repurchase agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Borrowings” in the Annual Report and Note 13 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13.

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

EESA.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorized the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  EESA also increased the FDIC deposit insurance limit for most accounts from $100,000 to $250,000 through December 31, 2010 (subsequently extended to December 31, 2013).

On October 14, 2008, the U.S. Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury made $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions are required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program, as well as the more stringent executive compensation limits enacted as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA” or “Stimulus Bill”), which was signed into law on February 17, 2009. On January 9, 2009, the Company issued shares of its preferred stock along with a warrant to purchase shares of its common for an aggregate purchase price of $89.3 million in cash.  The Company subsequently redeemed the preferred stock and the warrant during the second quarter of 2009.

Sarbanes Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 mandated significant reforms in various aspects of accounting and corporate governance and was intended to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosure under federal securities laws.  The Securities and Exchange Commission promulgated new regulations pursuant to the Sarbanes-Oxley Act and may continue to propose additional implementing or clarifying regulations as necessary.  Compliance with the Sarbanes-Oxley Act and corresponding regulations has increased and is expected to continue to affect the Company’s non-interest expenses.

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

Regulatory Capital Requirements.  The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising bank holding companies, such as the Company and in processing applications to it under the Bank Holding Company Act.  The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the Office of the Comptroller of the Currency.  At December 31, 2009, the Company was in compliance with all applicable regulatory capital requirements.  See Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13.
.
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

Dividend Restrictions.  Dividends from the Bank constitute the principal source of income to the Company.  The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company.  In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.  As discussed in Note 24, the amount available for payment of dividends to the Company by the Bank was $0 at January 1, 2010.  As a result of the Bank’s restricted dividend capacity, any proposed dividends from the Bank to the Company will be subject to regulatory approval until net income for the current year combined with the prior two years is sufficient.  The Company believes it is capable of funding the interest obligation on its junior subordinated debenture interest obligations through available cash balances maintained at the bank holding company for the  period of time necessary until earnings are expected to support a dividend from the Bank.

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

Insurance of Deposit Accounts.  The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013.  On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009, with the FDIC’s guarantee expiring by June 30, 2012 (the “Debt Guarantee Program”).  Senior unsecured debt would include federal funds purchased and certificates of deposit outstanding and to the credit of the bank.  After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued.  In May, 2009, the Debt Guarantee Program issue end date and the guarantee expiration date were both extended, to October 31, 2009 and December 31, 2012, respectively.  Participating holding companies that had not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program.  Participating institutions will be subject to surcharges for debt issued after that date.  Effective October 1, 2009, the Transaction Account Guarantee Program was extended until June 30, 2010, with an increased assessment after December 31, 2009.  The Company and the Bank did not opt out of the Debt Guarantee Program.  The Bank did not opt out of the original Transaction Account Guarantee Program or its extension.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.  Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund.  The Bank used its special assessment credit to offset the cost of its deposit insurance premium until the second quarter of calendar 2007 when the credit was exhausted.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  Due to recent bank failures, the FDIC determined that the reserve ratio was 1.01% as of June 30, 2008.  In accordance with the Reform Act, as amended by the Helping Families Save Their Home Act of 2009, the FDIC has established and implemented a plan to restore the reserve ratio to 1.15% within eight years.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption.  Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.  At December 30, 2009, the Company paid the FDIC prepaid assessment of $18.3 million, of which approximately $1.1 million applies to fourth quarter 2009 and approximately $17.2 million pertains to future periods which will be recognized as expense over the course of the remaining respective periods.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged .011% of insured deposits on an annualized basis in fiscal year 2009.  These assessments will continue until the FICO bonds mature in 2017.

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

At December 31, 2009, the Bank’s leverage ratio and total and Tier 1 risk-based capital ratios exceeded the minimum regulatory capital requirements.  See Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13.

 Enforcement Powers of Federal Banking Agencies.  Federal banking agencies possess broad powers to make corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company.  The extent of these powers depends on whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  At December 31, 2009, the Bank exceeded the required ratios for classification as “well capitalized.”  The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

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

 Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, which may make it difficult for investors to resell shares of common stock at times or prices they find attractive.

Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control.  These factors include, in addition to those described in “Special Note Regarding Forward Looking Statements”:
  Actual or anticipated quarterly fluctuations in our operating results and financial condition;
  Changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

  Speculation in the press or investment community generally or relating to our reputation or the financial services industry;
  Strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
  Fluctuations in the stock price and operating results of our competitors;
  Future sales of our equity or equity-related securities;
  Proposed or adopted regulatory changes or developments;
  Domestic and international economic factors unrelated to our performance; and
  General market conditions and, in particular, developments related to market conditions for the financial services industry.
In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their operating performance.  These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results.  We expect that the market price of our common stock will continue to fluctuate and there can be no assurances about the levels of the market prices for our common stock.

Trading volume of our common stock is less than that of other larger financial services companies which may adversely affect the market price and may limit shareholders’ ability to quickly and easily sell their common stock, particularly in large quantities.

Although our common stock is listed for trading on the NASDAQ Global Select Market, the trading volume is less than that of other larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the price of our common stock to fall.  As a result, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

We may issue additional equity securities, or engage in other transactions which dilute our book value or affect the priority of the common stock, which may adversely affect the market price of our common stock.

Our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities.  Other than the requirements of the Nasdaq Stock Market, we are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be affected.  Such offerings could be dilutive to common shareholders.  New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders.

Additionally, if we raise additional capital by making offerings of debt or preferred equity securities, upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock.  Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.  Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Our directors and executive officers own approximately 35% of the outstanding common stock. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisitions of Sun Bancorp.  The results of the vote may be contrary to the desires or interests of the other shareholders.

Directors and executive officers and their affiliates own approximately 35% of the outstanding shares of common stock as of December 31, 2009, excluding shares which may be acquired upon the exercise of stock options or upon vesting of restricted stock.  By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the amended and restated certificate of incorporation.

Provisions of our Amended and Restated Certificate of Incorporation and the New Jersey Business Corporation Act could deter takeovers which are opposed by the Board of Directors.

Our amended and restated certificate of incorporation requires the approval of 80% of our outstanding shares for any merger or consolidation unless the transaction meets certain fair price criteria or the business combination has been approved or authorized by the Board of Directors.  As a New Jersey corporation with a class of securities registered with the Securities and Exchange Commission, we are governed by certain provisions of the New Jersey Business Corporation Act that also restrict business combinations with stockholders owning 10% or more of our outstanding shares (“interested stockholders”) for a period of five years after such interested stockholder achieves such status unless the business combination is approved by the Board of Directors prior to the stockholder becoming an interested stockholder.  The New Jersey Shareholders’ Protection Act also restricts business combinations with an interested stockholder after the five-year period unless the transaction receives the approval of two-thirds of the shares outstanding, exclusive of the shares held by the interested stockholder or the transaction satisfies certain fair price requirements.  In addition, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquiror is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, or FDIC, any other deposit insurance fund or by any other public or private entity.  Investment in the common stock is inherently risky for the reasons described in this “Risk Factors” section and is subject to the same market forces that affect the price of common stock in any company.  As a result, if you acquire our common stock, you may lose some or all of your investment.

Offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

We may attempt to increase our capital resources or, if our or Sun Bank’s capital ratios fall below the required minimums, we or Sun Bank could be forced to raise additional capital by making offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock.  Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.  Any such offering may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both.  Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Our Board of Directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the shareholders.  Our Board of Directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding-up and liquidation and other terms.  If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

We do not currently pay cash dividends on the common stock.

We do not currently pay a cash dividend on our common stock and our board does not have any current intention of instituting a policy of paying cash dividends.  There can be no assurance that we will pay dividends to our shareholders in the future.

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal regulatory considerations.  Sun Bancorp is a separate and distinct legal entity from its subsidiaries.  We receive substantially all of our revenue from dividends paid to us by our national bank subsidiary, Sun National Bank.  These dividends to us are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries, such as Sun National Bank, without the prior approval of such bank’s primary regulator (which is, in the case of the Bank, the OCC).  A national bank must obtain prior OCC approval to declare a dividend if the total of all dividends (common and preferred), including the proposed dividend, declared by the bank in any calendar year will exceed its net retained income of that year to date plus the retained net income of the preceding two calendar years. The amount available for payment of dividends to the Company by the Bank was $0 as of January 1, 2010 and no dividends may be paid by the Bank without OCC approval.   The Company believes it is capable of funding the interest obligation on its junior subordinated debenture interest obligations through available cash balances maintained at the bank holding company for the  period of time necessary until earnings are expected to support a dividend from the Bank.

The Federal Reserve and the OCC have issued policy statements generally requiring bank holding companies and insured banks only to pay dividends out of current operating earnings.

In addition, the Bank would be prohibited from paying a dividend to us if it became “undercapitalized” for purposes of the OCC’s “prompt corrective action” regulations.  An “undercapitalized” institution is currently defined as one having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%.  Sun Bank is in compliance with all regulatory capital requirements and considered to be “well capitalized.”

Risks Related to Our Business

The current economic and banking environments pose significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions.  Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry.  For example, further deterioration in local economic conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses.  We may also face the following risks in connection with these events:
  Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business;
  Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities;
  The methodologies we use to establish our allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation;
  Continued turmoil in the market, and loss of confidence in the banking system, could require the Bank to pay higher interest rates to obtain deposits to meet the needs of its depositors and borrowers, resulting in reduced margin and net interest income. If conditions worsen significantly, it is possible that banks such as the Bank may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Bank being placed into receivership; and
  Compliance with increased regulation of the banking industry (and possible regulatory actions against us) may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.
As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

Difficult market conditions and economic trends have adversely affected our industry and our business.

We are particularly exposed to downturns in the U.S. housing market.  Dramatic declines in the housing market over the past year, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets, the banking system and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly.  Financial institutions have experienced decreased access to deposits or borrowings.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations, cash flows and stock price.  We do not expect that the difficult market conditions will improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry.  In particular, we may face the following risks in connection with these events:
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
Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

We are subject to significant governmental supervision and regulation.  These regulations are intended primarily for the protection of depositors.  Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change.  Within the last several years, Congress and the President have passed and enacted significant changes to these statutes and regulations.  There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business.  In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry.  We are subject to the rules and regulations of the Federal Reserve and the OCC.  If we fail to comply with federal bank regulations, the regulators may limit our activities or growth, fine us or ultimately put us out of business.  Banking laws and regulations change from time to time.  Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations.  These areas include:
  The capital that must be maintained;
  The kinds of activities that can be engaged in;
  The kinds and amounts of investments that can be made;
  The locations of offices;

  Insurance of deposits and the premiums that we must pay for this insurance; and
  How much cash we must set aside as reserves for deposits.
In addition, due to the ongoing economic downturn and the resultant deterioration in the real estate markets and adverse impact on our loan portfolio and financial results, we may be the subject of additional regulatory actions in the future and face further limitations on our business, which would impair our operations and restrict our growth.  If we fail to meet any regulatory capital requirement or are otherwise deemed to be operating in an unsafe and unsound manner or in violation of law, we may be subject to a variety of informal or formal remedial measures and enforcement actions.  Such informal remedial measures and enforcement actions may include a memorandum of understanding, which is initiated by the regulator and outlines an institution’s agreement to take specified actions within specified time periods to correct violations of law or unsafe and unsound practices.  In addition, as part of our regular examination process, regulators may advise us to operate under various restrictions as a prudential matter.  Any of these restrictions, in whatever manner imposed, could have a material adverse effect on our business and results of operations.

In addition to informal remedial actions, we may be subject to formal enforcement actions.  Failure to comply with an informal enforcement action could cause us to be subject to formal enforcement actions.  Formal enforcement actions include written agreements, cease and desist orders, the imposition of substantial fines and other civil penalties and, in the most severe cases, the termination of deposit insurance or the appointment of a conservator or receiver for Sun Bank.  Furthermore, if Sun Bank fails to meet any regulatory capital requirement, it will be subject to the prompt corrective action framework of the Federal Deposit Insurance Corporation Improvements Act of 1991, which imposes progressively more restrictive constraints on operations, management and capital distributions as the capital category of an institution declines, up to and including ultimately, the appointment of a conservator or receiver.  A failure to meet regulatory capital requirements could also subject us to capital raising requirements.  Possible enforcement actions against us could include the issuance of a cease-and-desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders.  Any remedial measure or enforcement action, whether formal or informal, could impose restrictions on our ability to operate our business and adversely affect our prospects, financial condition or results of operations.  In addition, any formal enforcement action could harm our reputation and our ability to retain and attract customers and impact the trading price of our common stock.

There can be no assurance that recent legislation and regulatory actions taken by the federal government will help stabilize the financial system in the United States.

Several pieces of federal legislation have been enacted, and the Treasury, the Federal Reserve, the FDIC, and other federal agencies have enacted numerous programs, policies and regulations to address the current liquidity and credit crises.  These measures include the Emergency Economic Stabilization Act of 2008, or EESA, the American Reinvestment and Recovery Act of 2009, or ARRA, and the numerous programs, including the TARP Capital Purchase Program, or the CPP, and expanded deposit insurance coverage, enacted thereunder.  In addition, the Secretary of the Treasury has proposed fundamental changes to the regulation of financial institutions, markets and products.  If enacted, the proposals would significantly alter not only how financial firms are regulated but also how they conduct their business.

We cannot predict the actual effects of EESA, ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on us and Sun Bank.  The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our securities.

We expect to face increased regulation of our industry, including as a result of EESA, the ARRA and related initiatives by the federal government.  Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 already, and we expect to pay significantly higher FDIC premiums in the future.  A large number of bank failures has significantly depleted the deposit insurance fund and reduced the ratio of reserves to insured deposits.  The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums.  On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on September 30, 2009.  Additional special assessments may be imposed by the FDIC in the future, including a possible additional assessment in 2009.  We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts.  Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance.  To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions.  The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well.  The FDIC has extended the TLG to June 30, 2010, and increased the fee to banks that elect to participate in the extension to 15 to 25 basis points, depending on the institution’s risk category.  Sun Bank expects that it will continue to participate in the TLG.  These changes will cause our deposit insurance expense to increase. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future.

On November 12, 2009, the FDIC issued a final rule requiring all banks to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 will be based on each bank’s base assessment rate in effect as of September 30, 2009, and the assessment rate for 2011 and 2012 will be equal to such September 30, 2009 assessment rate plus an additional three basis points.  In addition, each institution’s base assessment rate for each period would be calculated using its assessment base as of September 30, 2009, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  Based on the final rule, the Company was required to make a payment of $18.3 million to the FDIC on December 30, 2009 , of which approximately $1.1 million applies to fourth quarter 2009 and approximately $17.2 million pertains to future period which will be recognized as expense over the course of the remaining respective periods.

The market value of our securities portfolio may be impacted by the level of interest rates and the credit quality and strength of the underlying issuers.

If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value through a charge to earnings.  As of December 31, 2009, we owned two non-rated single issuer trust preferred securities classified as available for sale with an amortized cost of $20.0 million and an estimated fair value of $16.7 million and one non-investment grade rated pooled trust-preferred security with an amortized cost of $8.8 million and an estimated fair value of $4.1 million, both classified as available for sale.  We have reviewed these securities and determined that the decreases in estimated fair value are temporary.  We perform an ongoing analysis of these securities.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.

We are, through the Bank, a member of the Federal Home Loan Bank of New York, and are required to maintain an investment in shares of its capital stock, which are restricted in that they can only be redeemed by the issuer at par value.  On January 8, 2009, Moody’s Global Banking issued a report stating the potential for a significant other-than-temporary impairment (“OTTI”) charge on private label mortgage-backed securities held by the Federal Home Loan Banks (“FHLBanks”).  Of the 12 regional FHLBanks, capital levels for eight of these banks would be in jeopardy of meeting minimum regulatory capital requirements under a “worst-case” scenario that assumes all private-label securities owned by the FHLBanks are deemed to be impaired.  The capital levels of the other four FHLBanks, which includes FHLB of New York, would remain above minimum regulatory capital requirements under the same scenario.  We do not believe that an OTTI of its holdings exists as of December 31, 2009 and will continue to monitor the financial performance of the FHLB of New York.  If the FHLB of New York is unable to meet minimum regulatory capital requirements or is required to aid the remaining FHLBanks, our holdings in the FHLB of New York may be determined to be other than temporarily impaired and may require a charge to our earnings which could have a material impact on our financial condition, results of operations and cash flows.

Our loan portfolio includes a substantial amount of commercial real estate and commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

Our commercial and industrial loan portfolios, which include commercial real estate loans, totaled $2.25 billion at December 31, 2009, comprising 83% of total loans.  Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans.  Any significant failure to pay or late payments by our customers would hurt our earnings.  The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, and the effects of general economic conditions on income-producing properties.  A significant portion of our commercial real estate and commercial and industrial loan portfolios includes a balloon payment feature.  A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.

Furthermore, commercial real estate loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business.  If the operating company suffers difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired.  Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.  The collateral for our commercial loans that are secured by real estate are classified as 49.0% owner occupied and 51.0% non-owner occupied.

Overall, our market place has expanded within the State of New Jersey and likewise, commercial lending activities have grown, especially in the central and more recently the northern parts of the state.  A significant broad based deterioration in economic conditions throughout New Jersey, including the real estate markets as well as other external factors, could have a material adverse effect on the credit quality of the loan portfolio and consequently, our financial condition, results of operations and cash flows.

If we have failed to provide an adequate allowance for loan losses, there could be a significant negative impact on our earnings.

The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral for the loan.  Based upon factors such as historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses.  At December 31, 2009, our allowance for loan losses was $60.0 million which represented 2.21% of total loans and 62.56% of nonperforming loans.  If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the bank regulatory authorities require us to increase its allowance for loan losses, its financial condition, results of operations and cash flows could be significantly and adversely affected.  Given that the components of the allowance are based partially on historical losses and on risk rating changes in response to recent events, required reserves may trail the emergence of any unforeseen deterioration in credit quality.

We may not be able to achieve our growth plans or effectively manage our growth.

Our ability to successfully grow depends on a variety of factors including the continued availability of desirable acquisition and business opportunities, the competitive responses from other financial institutions in our market areas and our ability to integrate any acquisitions and otherwise manage its growth.  There can be no assurance that growth opportunities will be available or that growth will be successfully managed.  Our success also depends on, among other things, our ability to realize anticipated cost savings and revenue enhancements from acquisitions and to combine the businesses of the acquired companies in a manner that permits growth without materially disrupting existing customer relationships or resulting in decreased revenues due to a loss of customers.  If we are not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all or may take longer to realize than expected.  Additionally, if the integration efforts following acquisitions are not successfully managed, the failure of these integration efforts could result in loan losses, deposit attrition, operating costs, loss of key employees, disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of such acquisitions or result in unanticipated losses.

Competition from other financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our earnings.

The market areas in which we operate are among the most highly competitive in the country.  There is substantial competition in originating loans and in attracting and retaining deposits and competition is increasing in intensity.  The competition comes principally from other banks, larger and smaller, savings institutions, credit unions, mortgage banking companies and the myriad of nonbanking competitors, such as full service brokerage firms, money market mutual funds, insurance companies and other institutional lenders.

Ultimately, competition may adversely affect the rates we pay on deposits and charges on loans, thereby potentially adversely affecting our profitability.

Changes in interest rates may reduce our profits.

The most significant component of our net income is net interest income, which accounted for 85% of total revenue in 2009.  Net interest income is the difference between the interest income generated on interest-earning assets, such as loans and investments, and the interest expense paid on the funds required to support earning assets, namely deposits and borrowed funds.  Interest income, which represents income from loans, investment securities and short-term investments is dependent on many factors including the volume of earning assets, the level of interest rates, the interest rate sensitivity of the earning assets and the levels of nonperforming loans.  The cost of funds is a function of the amount and type of funds required to support the earning assets, the rates paid to attract and retain deposits, rates paid on borrowed funds and the levels of non-interest bearing demand deposits.

Interest rate sensitivity is a measure of how our assets and liabilities react to changes in market interest rates.  We expect that this interest sensitivity will not always be perfectly balanced.  This means that either our interest-earning assets will be more sensitive to changes in market interest rates than its interest bearing liabilities, or vice versa.  If more interest-earning assets than interest –bearing liabilities reprice or mature during a time when interest rates are declining, then our net interest income may be reduced.  If more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising, then our net income may be reduced.

During 2008, the Federal Reserve aggressively dropped the target federal funds rate 400 basis points in response to concerns over a weakening economy and continuing problems in the credit markets.  For the entire year 2009, the Federal Reserve Board maintained this target rate at a historically low range of 0.0% to 0.25%.  Although the yield curve was positive throughout 2009, the slope of the curve steepened significantly as longer term rates increased significantly from December 31, 2008 to December 31, 2009, while short term rates remained relatively stable.  The Company’s deposit rates generally moved lower following the trend of open market interest rates.  Credit spreads however narrowed in 2009 from the extraordinarily wide levels seen at the end of 2008.  Despite the narrower open market spreads, The Company was able to maintain widened margins on its new and renewing loans.  As a result the Company’s net interest margin expanded throughout 2009.  In 2010, there could be a compression in our net interest margin from an increase in general interest rates, a narrowing of credit spreads or a flattening of the yield curve.

If the goodwill that we have recorded in connection with our acquisitions becomes impaired, there could be a negative impact on our profitability.

Under the purchase method of accounting for all business combinations, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquiror’s balance sheet as goodwill and identifiable intangible assets.  At December 31, 2009, we had $142.2 million of goodwill and identifiable intangible assets on our balance sheet.  Companies must evaluate goodwill for impairment at least annually.  Write-downs of the amount of any impairment are to be charged to the results of operations in the period in which the impairment is determined and there would not be any impact to our regulatory capital ratios.  Based on tests of goodwill and identifiable intangible assets impairment, we have concluded that there has been no impairment during 2009, 2008 or 2007, and thus no write-downs have been recorded. However, we will continue to monitor conditions, such as fluctuations in market value and credit quality for us and our peers, which would trigger the need for a more frequent review.  There can be no assurance that the future evaluations of goodwill and identifiable intangible assets will not result in determinations of impairment and write-downs which could have a non-cash impact on our financial condition and results of operations.

Government regulation significantly affects our business and operations.

We and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations.  The restrictions imposed by such laws and regulations limit the manner in which we conduct its business.

Overall, these various statutes establish the corporate governance and permissible business activities for us, acquisition and merger restrictions, limitations on inter-company transactions, capital adequacy requirements, and requirements for anti-money laundering programs and other compliance matters.  These regulations are designed primarily for the protection of the deposit insurance funds, consumers and not for the benefit of our shareholders.  Financial institution regulation has been the subject of significant legislation in recent years and may continue to be the subject of further significant legislation in the future, which is not in our control.  Significant new laws, or changes to existing laws could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Overall compliance with all the required statutes increases our operating expenses, requires a significant amount of management’s attention and could be a competitive disadvantage with respect to non-regulated competitors.

Risks Relating to Recent Market, Legislative and Regulatory Events

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  There is no assurance that any such losses would not materially and adversely affect our results of operations.

The fiscal, monetary and regulatory policies of the Federal Government and its agencies could have a material adverse effect on our results of operations.

The Federal Reserve regulates the supply of money and credit in the United States.  Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin.  It also can materially decrease the value of financial assets we hold, such as debt securities.  Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans.  Additionally, legislation has been introduced into each house of Congress proposing sweeping financial reforms, including the creation of a Consumer Financial Protection Agency with extensive powers.  If enacted, the legislation would significantly alter not only how financial firms are regulated but also how they conduct their business.  Changes in Federal Reserve policies and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

At December 31, 2009, the Company operated from its main office in Vineland, New Jersey.  The Company has 62 Community Banking Centers and 5 Commercial Lending Centers, including one Commercial Lending Center located in its main office.  The Company leases its main office, 28 Community Banking Centers and all of its Commercial Lending Centers.  At December 31, 2009, the Company’s commitments under noncancelable operating leases were $28.6 million which are payable in years subsequent to December 31, 2009.  The remainder of the Community Banking Centers are owned by the Company.  At December 31, 2009, the Company’s net bank properties and equipment was $53.2 million.

Item 3.  Legal Proceedings.

The Company or the Bank is periodically involved in various claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company’s and the Bank’s business.  While the ultimate outcome of these proceedings cannot be predicated with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows.  In addition, management was not aware of any pending or threatened material litigation as of December 31, 2009.

 Item 4.  [Reserved].

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained under the captions “Common Stock Price Range and Dividends” and “Stock Performance” in the Company’s 2009 Annual Report to Shareholders, included herein as Exhibit 13 to this Report (the “Annual Report”) is incorporated herin by reference.

Item 6.  Selected Financial Data.

The information contained under the caption “Selected Financial Data” in the Annual Report included herein as Exhibit 13 is incorporated herin by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report included herein as Exhibit 13 is incorporated herin by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Gap Analysis” and “ - Net Interest Income Simulation” in the Annual Report included herein as Exhibit 13 is incorporated herin by reference.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements of Sun Bancorp, Inc. and the Summarized Quarterly Financial Data included in the notes thereto, included in the Annual Report, included herein as Exhibit 13.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information contained under the sections captioned “Proposal I - Election of Directors,” "Section 16(a) Beneficial Ownership Compliance" and "Corporate Governance" in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a Code of Ethics and Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  A copy of the Code of Ethics and Conduct is posted at the Company’s website at www.sunnb.com.

Item 11.  Executive Compensation.

The information contained under the section captioned "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," "Director Compensation" and "Corporate Governance - Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned "Principal Holders of Our Common Stock" in the Proxy Statement.

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

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2009 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	Weighted-average exercise price of outstanding options, warrants and rights (4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	2,414,320	$9.51	1,363,722
Equity compensation plans not approved by shareholders(2)	-	-	-
Total	2,414,320	$9.51	1,363,722
 ___________
(1)
Plans approved by shareholders include the 1997 Stock Option Plan, the 2002 Stock Option Plan, and the 2004 Stock Based-Incentive Plan, as amended and restated, Director Stock Purchase Plan, as amended and restated and Employee Stock Purchase Plan.  The amount of securities includes options for 169,438 shares of our common stock as a result of our assuming obligations under stock option plans of Advantage Bank in connection with an acquisition in 2006 and Community Bancorp of New Jersey in connection with an acquisition in 2004.  While we assumed the obligations existing under these plans as of the time of merger, we have not and will not in the future, use them to make further grants.

(2)	Not applicable.
(3)
Amount includes 182,297 unvested restricted stock units that have been granted, but not yet issued, and are therefore not included in shares outstanding.  In addition, amount includes 32,412 shares issued and held in the Directors’ Deferred Compensation Plan which, although included these shares are included in outstandings, will be issued without restriction upon retirement of the director.

(4) Amount	does not reflect the market value of 182,297 unvested restricted stock units and 32,412 shares issued and held in the Director's Deferred Compensation Plan which are included in column (a) herein.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information contained under the section captioned "Related Party Transactions" and "Corporate Governance" in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the section captioned “Proposal II - Ratification of the Appointment of the Independent Registered Public Accounting Firm - Audit Fees and Services” in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:
(1)
The following consolidated financial statements and the report of independent registered public accounting firm of the Registrant included in the Registrant’s Annual Report to Shareholders are included herein as Exhibit 13 and also in Item 8 hereof.

Management's Annual Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2009 and 2008
Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
	(2)	There are no financial statements schedules that are required to be included in Part II, Item 8.

(b)	The following exhibits are filed as part of this report:
	3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)
	3.2	Amended and Restated Bylaws of Sun Bancorp, Inc. (2)
	10.1	1995 Stock Option Plan (3)
	10.2	Amended and Restated 1997 Stock Option Plan (4)
	10.3	2002 Stock Option Plan (5)
	10.4	Amended and Restated 2004 Stock-Based Incentive Plan (6)
	10.5	Directors Stock Purchase Plan, as amended and restated (7)
	10.6	Form of Management Change in Control Severance Agreement, as amended and restated (A. Bruce Dansbury, Chief Operating Officer; and Bart A. Speziali, Executive Vice President) (2)
	10.7	Management Change in Control Severance Agreement, as amended and restated, for Chairman of the Board, Bernard A. Brown (2)
	10.8	Management Change in Control Severance Agreement, as amended and restated, for Vice-Chairman of the Board, Sidney R. Brown (2)
	10.9	Employment Agreement with President and Chief Executive Officer Thomas X. Geisel (8)
	10.10	Separation Agreement and General Release by the Registrant, Sun National Bank and Dan Chila (9)
	10.11	Consulting Agreement with Dan Chila (10)
	10.12	Employment Agreement with Senior Vice President and Chief Financial Officer Robert B. Crowl (11)
	11	Computation regarding earnings per share (12)
	13	2009 Annual Report to Shareholders
	21	Subsidiaries of the Registrant
	23	Consent of Deloitte & Touche LLP
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Saranes-Oxley Act of 2002
	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on February 6, 2009 (Registration Number 333-157131).
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 24, 2007 (File No. 0-20957).
(3)	Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form 10 filed on June 28, 1996 (File No. 0-20957).
(4)	Incorporated by reference Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).
(5)	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on April 16, 2002 (File No. 0-20957).
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration on S-8 filed on August 12, 2009 (File No. 333-161289).
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on August 12, 2009 (File No. 333-161288).
(8)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on July 22, 2009 (File No. 0-20957).
(9)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 0-20957)
(10)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2010
(11)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on March 1, 2010 (File No. 0-20957).
(12)	Incorporated by reference to Note 23 of the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 16, 2010.

SUN BANCORP, INC.

By:	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2010

/s/ Bernard A. Brown	/s/ Sidney R. Brown
Bernard A. Brown	Sidney R. Brown
Chairman	Vice Chairman, Secretary and Treasurer

/s/ Irwin J. Brown	/s/ Jeffrey S. Brown
Irwin J. Brown	Jeffrey S. Brown
Director	Director

/s/ John A. Fallone	/s/ Peter Galetto, Jr.
John A. Fallone	Peter Galetto, Jr.
Director	Director

/s/ Thomas X. Geisel	/s/ Douglas J. Heun
Thomas X. Geisel	Douglas J. Heun
President & Chief Executive Officer and	Director
Director (Principal Executive Officer)

/s/ Anne E. Koons	/s/ Eli Kramer
Anne E. Koons	Eli Kramer
Director	Director

/s/ Alfonse M. Mattia	/s/ George A. Pruitt
Alfonse M. Mattia	George A. Pruitt
Director	Director

/s/ Anthony Russo, III	/s/ Edward H. Salmon
Anthony Russo, III	Edward H. Salmon
Director	Director

/s/ Robert B. Crowl	/s/ Debra L. Weiss
Robert B. Crowl	Debra L. Weiss
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Chief Accounting Officer and Controller