Form 10-K/A
period 2009-12-31
SUN BANCORP INC /NJ/
filed 2010-04-30
CIK 1017793

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☐ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one) :

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

SUN BANCORP, INC
FORM 10-K /A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Sun Bancorp, Inc. (the “Company”) for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010 (the “Original Filing”).  We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because it was incorporated by reference to our Proxy Statement which, as of the date of the Original Filing, we intended to file within 120 days of the end of our fiscal year but which will not be filed by that deadline.  The cover page of the Amendment reflects this fact.  In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and other than expressly indicated in this Amendment, we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to the directors and the executive officers of the Company and Sun National Bank (the “Bank”) as of the date of this filing, including their names, ages, and the years they first became directors or executive officers of the Company or the Bank.  The term of office of each director expires at the 2010 Annual Meeting of Stockholders.

Name	Age	Year First Elected or Appointed(1)
DIRECTORS

Bernard A. Brown	85	1985
Anthony Russo, III	67	1985
Sidney R. Brown	53	1990
Peter Galetto, Jr.	56	1990
Anne E. Koons	57	1990
Douglas J. Heun	63	1997
Edward H. Salmon	67	1997
Ike Brown	55	1998
Jeffrey S. Brown	50	1999
Alfonse M. Mattia	68	2001
George A. Pruitt	63	2001
Eli Kramer	55	2004
John A. Fallone	56	2006
Thomas X. Geisel	48	2008

EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK

Robert B. Crowl	46	2010
A. Bruce Dansbury	56	2001
______________
(1)	For directors, refers to the year such individual became a director of the Company or the Bank. For officers, refers to the year such individual joined the Company or the Bank.

Biographical Information

Set forth below is the business experience for the past five years of each of the directors and executive officers of the Company and the Bank and, with respect to the directors, the experience, qualifications, attributes or skills that qualify them to serve on the Board of Directors.  All directors and executive officers have held their present positions for at least five years unless otherwise stated.

Directors

Bernard A. Brown, as Chairman of the Board of Directors of the Company and the Bank since its inception 25 years ago (1985), has guided the Company and the Bank to a multi-billion dollar financial services company with over 65 branches and 800 employees.  Mr. Brown also serves as Chair of the Executive Committee of the Board.  Mr. Brown has successfully grown numerous other organizations, such as NFI, a national multi-million dollar logistics conglomerate headquartered in Vineland, New Jersey, Vineland Construction Company and several other real estate companies with extensive property holdings.  Mr. Brown also serves as the Chairman of the Board of Directors of NFI and Vineland Construction Company.  Directors Ike Brown, Sidney R. Brown, Anne E. Koons, and Jeffrey S. Brown are the children of Bernard A. Brown.

Sidney R. Brown is Vice Chairman of the Board of Directors of the Company and has served as a director, treasurer and secretary since 1990.  He is also a director of the Bank.  Mr. Brown serves as a member and secretary of the Executive Committee of the Board and is also a member of the ALCO/Investment Committee of the Board.  Mr. Brown served as Acting President and CEO of the Company from February 2007 to January 2008.  In the early years of his career, Mr. Brown gained financial services experience while working as a Financial Analyst at Morgan Stanley.  Mr. Brown has served as the Chief Executive Officer of NFI, its subsidiaries and affiliates since the 1980’s, exhibiting extensive leadership and business management skills.  NFI is a comprehensive provider of freight transportation, warehousing, third party logistics, contract manufacturing, and real estate development.  Mr. Brown is a general partner of various real estate companies having extensive holdings with an emphasis on development and management of commercial and industrial real estate.  Mr. Brown is also a director of J & J Snack Foods Corp., and has served as a director since 2003.  Mr. Brown earned his undergraduate degree from Georgetown University and holds an MBA from Harvard University.  With his extensive business background and leadership and management skills, Mr. Brown has helped guide the Company’s Board of Directors successfully for a significant number of years.

Ike Brown has been a director of the Company since March 1998.  He is also a director of the Bank.  Mr. Brown also serves as Chair of the Technology Committee of the Board and is a member of the Board’s ALCO/Investment Committee.  Mr. Brown is President of NFI Intermodal and Vice Chairman of NFI as well as a board member.  He is also a general partner in NFI Logistics and NFI Distribution and is one of the general partners of The Four B’s, a real estate development and construction company located in 15 states.  Mr. Brown is currently an officer and director of several other corporations and partnerships in the transportation, equipment leasing, insurance, warehousing and real estate industries.  He is also a major investor in three Dallas, Texas area restaurants.  Mr. Brown currently serves on the Board of Directors for the Dallas Social Venture Partners, Board of Trustees for the Foundation of the Jewish Federation of Greater Dallas, and the Board of Directors for the Truckload Carriers Association.  He is also a member of the 2012 Super Bowl Host Committee-Concert Kick-off Series in the Dallas/Fort Worth area.  Mr. Brown had been named an honoree for his help in building the Kellman Brown academy, a Jewish day school in Voorhees, New Jersey, and has recently been named an honoree for the Dallas area National Jewish Health event.  With his diversified business background, Mr. Brown brings strong business leadership and management skills, sales and marketing knowledge, as well as IT awareness and global knowledge to the Board.  In addition, as principal in a major logistics company with profit and loss (“P&L”) responsibilities, Mr. Brown possesses financing and acquisition experience, which further strengthens his bank director capabilities.

            Jeffrey S. Brown has been a director of the Company since April 1999.  He is also a director of the Bank.  Mr. Brown also serves as a member of the Board’s Technology Committee and ALCO/Investment Committee.  Mr. Brown is Vice Chairman of NFI, a comprehensive provider of freight transportation, warehousing, third party logistics, contract manufacturing, and real estate development.  He is also President of NFI Real Estate, one of the top real estate development companies in the industry.  Mr. Brown is one of the general partners of The Four B’s, a partnership with extensive holdings primarily in the Eastern United States.  He is also an officer and director of several other corporations and partnerships in the transportation, equipment leasing, insurance, warehousing and real estate industries.  As principal in a major logistics company with P&L responsibilities, Mr. Brown possesses financing and acquisition experience, which further strengthens his bank director capabilities.  His experience in real estate, leadership skills, and his networking capabilities due to his stature in the local business community, make him a valued member of the Company’s Board of Directors.

John A. Fallone has been a director of the Company since January 2006.  He is also a director of the Bank.  Mr. Fallone has a total of 17 years of bank board experience.  Specific to Sun, he currently serves as Chair of the ALCO/Investment Committee of the Board and is a member of the Board’s Audit & Risk Committee and Nominating & Corporate Governance Committee.  Mr. Fallone has been involved in various real estate ventures including residential developments, commercial centers and active adult communities.  He has owned and managed recreational facilities such as indoor tennis, fitness and swim clubs, developed day care facilities/restaurants and various office complexes.  Mr. Fallone was a founder and served as Chairman of the Board of Directors of Advantage Bank.  Prior to that, he served on the Board of Directors of Unity Bank.  He has also chaired and served on loan committees for various banks.  Mr. Fallone has served as a director and officer of the New Jersey Builders Association and has been active in the National Home Builders Association.   Mr. Fallone has been honored for community service, including hosting fund raising events for the Somerset County Special Olympics, had been named “Volunteer of the Year” by the New Jersey Special Olympic Committee and has recently been honored by CASA for his fund raising efforts on their behalf which helps represent underprivileged children in the court system.  With Mr. Fallone’s previous bank board experience, business acumen and leadership skills, he is a valued member of the Company’s Board of Directors.

Peter Galetto, Jr. has been a director of the Company for 20 years (April 1990).  He is also a director of the Bank.  Mr. Galetto also served as the Secretary of the Company from April 1990 to March 1997.  As Chair of the Audit & Risk Committee of the Board, Mr. Galetto annually attends numerous audit and risk related webinars and seminars as well as a national conference on audit and risk topics to bring the most current information to the Company.  He also serves as a member of the Board’s Executive Committee and Nominating & Corporate Governance Committee.  Mr. Galetto is the President of Stanker & Galetto, Inc., an industrial building contractor located in Vineland, New Jersey.  He is the Secretary/Treasurer of Tri-Mark Building Contractors, Inc.  Mr. Galetto is also a board member of South Jersey Healthcare, Cumberland Cape Atlantic YMCA, Hendricks House and St. John Bosco Finance Committee.  Mr. Galetto has been honored by several organizations for his community service.  He has been awarded Entrepreneur of the Year by the South Jersey Development Council, Gregor Mendal Award from St. Augustine Prep in 1999, Vineland Rotary Club Outstanding Vocational Accomplishments in 1994 and the Order Sons of Italy in America Distinguished Golden Lion Award, 2000.  Mr. Galetto is also an officer and director of several other corporations and organizations.  He received a B.S. in Commerce and Engineering from Drexel University, majoring in Finance and Management.  Mr. Galetto also graduated from Harvard Business School’s Executive Education Program.  With his proven business leadership and management skills, in addition to his stature in the local business community, Mr. Galetto has been a significant contributor to the Board of Directors of the Company.

Thomas X. Geisel joined the Company as President and Chief Executive Officer in January 2008 and is also a director of the Company.  Mr. Geisel also serves as the President and Chief Executive Officer of the Bank and is a director of the Bank.  He also serves as a member of the Executive Committee of the Board.  Prior to joining the Company, Mr. Geisel held a number of positions with KeyCorp (“Key”).  He joined Key in July 1999 in New York City where he served as Managing Director of Investment Banking for the East and West Regions of KeyBanc Capital Markets (formerly McDonald Investments’ Key Business Advisory Services division).  In 2002, he was promoted to President of Key’s Capital Region New York District and subsequently to Regional Executive for Commercial Banking for which he relocated to Albany, New York. From 2005 through 2007, he served as President for Key’s Northeast Region, which comprised eight districts across New York, New England and Florida, with assets of approximately $20 billion and revenue exceeding $550 million.  Mr. Geisel’s other experience includes representing the U.S. Department of Justice in various capacities domestically and as a diplomat in Latin America and the Caribbean.  His banking and financial insight and expertise have been showcased on prominent business news network shows, including Bloomberg News, CNBC’s “Squawk Box” and Fox Business Channel’s “Cavuto” with host Neil Cavuto, as well as in national publications, including American Banker, US Banker and The Wall Street Journal.  As an active member of the community, Mr. Geisel has spoken on topical business, financial and economic issues and trends.  He serves on the board of directors of the New Jersey State Chamber of Commerce and the Atlantic County Community Development Corporation (CDC), and he is a member of the CEO Group.  Mr. Geisel also served as the chairman of the American Heart Association’s 2009 Southern New Jersey Spring Heart Walk.  In addition to his elevated stature in New Jersey, Mr. Geisel’s 20 plus years of well-diversified financial services experience and executive leadership and management skills make him an integral member of the Company’s Board of Directors.

Douglas J. Heun has been a director of the Company since May 2002.  He is also a director of the Bank.  Mr. Heun serves as Chair of the Nominating & Corporate Governance Committee of the Board and is a member of the Compensation/Personnel Committee.  Mr. Heun also serves as a member of the Audit & Risk Committee of the Board and meets the definition of an audit committee financial expert under the regulations of the Securities and Exchange Commission.  Prior to serving as a director of the Company, Mr. Heun co-founded a bank which he and his partners ultimately sold to First Union, now Wachovia.  Mr. Heun has been a Certified Public Accountant (CPA) for approximately 39 years and a founding partner of Tracey Heun Brennan & Co., an accounting and consulting firm in Southern New Jersey.  He is a Certified Financial Planner (CFP), a Personal Financial Specialist (PFS), Certified in Financial Forensics (CFF) and also a licensed Public School Accountant.  He is licensed by the AICPA as an Accredited Business Valuator (ABV) and a member of the New Jersey Society of CPAs.  Mr. Heun currently serves as President of the Challenged Children’s Charities Corporation, Vice President of the Helen L. Diller Vacation Home for Blind Children, a Board Member and Treasurer for the Cape Mediation Services, Committee Member of The Stainton Society, Shore Memorial Hospital in Somers Point, New Jersey and serves as a member of the Community Advisory Board for Jewish Family Services of Atlantic County.  Mr. Heun graduated from Drexel University with a B.S. in Accounting and Business Administration.  Mr. Heun is a valued member of the Company’s Board of Directors, adding to its membership with his leadership and management skills and proven business acumen.

Anne E. Koons has served as a director of the Company for 20 years (April 1990).  She is also a director of the Bank.  Ms. Koons also serves as a member of the Board’s Technology Committee and ALCO/Investment Committee.  Ms. Koons is a real estate agent with Prudential Fox & Roach.  She has been selling real estate for 25 years and is consistently in the top 1% of agents nationwide.  Ms. Koons is a member of the Cooper Hospital University Foundation Board and serves on the executive committee and the finance committee of the Cooper Foundation Board. She also serves on the board of directors of Woodcrest Country Club.  Ms. Koons is also an officer and director of several other companies. Ms. Koons’ business acumen, sales and marketing and negotiation skills, as well as stature in the community have led her to be an important contributor to the directorship of the Company.

Eli Kramer has been a director of the Company since July 2004.  He is also a director of the Bank.  He also serves as Chair of the Compensation/Personnel Committee of the Board and is a member of the Board’s Executive Committee, Audit & Risk Committee, and Nominating & Corporate Governance Committee.  Mr. Kramer has 20 years of total bank board experience including 6 plus years as Vice Chair or Chairman at a previous Bank.  Mr. Kramer has been a principal in real estate development companies since 1976 and is a partner in Central Jersey Management Co.  He is also a principal in Arcturus Group, a real estate advisory and asset management firm serving the financial industry.  He was a co-founder and Vice Chairman of the Board of Directors of Community Bancorp of New Jersey, prior to its acquisition by the Company.  He also served as a Director and Chairman of the Board of Colonial State Bank.  Mr. Kramer is a co-founder and principal in L. J. Kushner and Associates, L.L.C., an executive recruiting firm specializing in Information Security.  Mr. Kramer serves as a Trustee on the Boards of the Jewish Educational Center, Elizabeth, NJ and the Holocaust Resource Center at Kean University.  Mr. Kramer’s bank board experience, proven leadership and business management skills, knowledge of the New Jersey market, and stature in the community are all attributes that are highly valued as a director of the Company.

Alfonse M. Mattia has been a director of the Company since May 2001.  He is also a director of the Bank.  Mr. Mattia serves as a member of the Audit & Risk Committee of the Board and meets the definition of an audit committee financial expert under the regulations of the Securities and Exchange Commission.  He is also a member of the Board’s Executive Committee and Compensation/Personnel Committee.  Mr. Mattia has over 15 years of combined experience on various bank boards.  He has been a Certified Public Accountant for 42 years and is a founding partner of Amper Politziner & Mattia, a regional accounting and consulting firm with offices in New Jersey, New York and Pennsylvania, and ranked as a Top 25Accounting Firm in the U.S.  He served as Co-Chairman of the Rutgers University Family Business Forum and has served as a member of “The Group of 100,” a national group formed by the American Institute of Certified Public Accountants to protect the public interest and position the accounting profession for the future.  A member of the American Institute of Certified Public Accountants, he served three years on the Assurance Services Executive Committee at the AICPA and is the firm representative to the Major Firms Group where he chaired the annual meeting in 2000.  Mr. Mattia is a member of the Harvard Business School Club and the Columbus Citizens Foundation, both in New York.  He is also a member of the Board of Trustees at Rider University.  Mr. Mattia’s proven business leadership and management skills, as well as his stature in the local business community have led him to be a valued member of the Company’s Board of Directors.

George A. Pruitt has been a director of the Company since May 2002.  He is also a director of the Bank.  He also serves as a member of the Board’s Compensation/Personnel Committee, Technology Committee, and Nominating & Corporate Governance Committee.  Dr. Pruitt has over 19 years of experience as a bank director with expertise and experience in compensation, governance, technology and government relations.  Dr. Pruitt has been President of Thomas Edison State College since 1982.  He is a member, and Past Board Chairman, of the Mercer County Chamber of Commerce, Trenton, NJ; and is a past member of the National Advisory Committee on Institutional Quality and Integrity, United States Department of Education.  He sits on the Boards of Directors of Rider University, Lawrenceville, NJ; Structured Employment Economic Development Corporation, New York, NY; the Union Institute, Cincinnati, OH;  is a member of the Board of Directors of the American Association of State Colleges and Universities, and a member of the Board of Directors of the American Council on Education (ACE).  He is a former director of the Trenton Savings Bank.  Dr. Pruitt has served in an advisory capacity to three U.S. Secretaries of Education.  He is the recipient of three honorary degrees in addition to numerous awards, honors, and commendations.  In a study of presidential leadership funded by the Exxon Education Foundation, Dr. Pruitt was identified as one of the most effective college presidents in the United States.  With his vast breadth of knowledge in the education field and his proven stature in the community, Dr. Pruitt is a significant contributor to the Company’s Board of Directors.

 Anthony Russo, III, has been a director of the Company since May 2002.  Mr. Russo is also a director of the Bank and was one of its founding directors in 1985.  He also serves as a member of the Board’s Technology Committee and ALCO/Investment Committee.  For over 50 years, Mr. Russo has been business owner, manager, and president of Russo’s Fruit & Vegetable Farm & Greenhouses, Inc., a 400 acre fruit and vegetable, greenhouse, wholesale and retail operation that has been in business for over 70 years.  Mr. Russo is an investor and founder of Medsun Bank Properties.  He also serves as Vice President of the Tabernacle Co-operative Growers Association, is on the Board of Directors of the Trenton Farmers Market Growers Cooperative and is actively involved in New Jersey Farm Bureau and New Jersey Department of Agriculture activities.  Mr. Russo is a lifetime resident of Tabernacle, NJ.  Having been involved with the Bank at its inception 25 years ago and seeing the ever-changing economic environment over the years, Mr. Russo brings a unique perspective to the Board on the Bank’s mission and growth to sustain its goals.  This perspective and his proven business management skills and stature in the local business community have served to make Mr. Russo a valued member of the Company’s Board of Directors.

Edward H. Salmon has been a director of the Company since May 2002.  He is also a director of the Bank.  Dr. Salmon also serves as a member of the Board’s Executive Committee, Compensation/Personnel Committee, and Technology Committee.  He also serves as Secretary of the Bank.  For 27 years, Dr. Salmon served as a teacher, coach and school administrator in the Millville Public School System.  In addition, he has 26 years of public service as the Mayor of Millville, Freeholder Director of Cumberland County, New Jersey State Legislator, and a member of the Governor’s Cabinet serving as President of the New Jersey Board of Public Utilities.   As a State Utilities Regulator, Dr. Salmon served as Vice President of the National Association of Regulatory Utility Commissioners, Trustee of the National Regulatory Research Institute, President of the Great Lakes Conference (16 States) and on the Board of Directors for the National Society of Rate of Return Analysts.  Currently, Dr. Salmon serves as Chairman of the Steering Committee of the William J. Hughes Center for Public Policy at Stockton State College; Vice President of the Board of the Next Generation Aviation and Research Center; and President of NARUC’s Commissioners Emeritus.  Dr. Salmon formerly served as Vice Chairman of AUS, Inc. and President/CEO of AUS Consultants.  Currently, Dr. Salmon is Chairman of Salmon Ventures Limited, a company providing national consulting to utilities, industry, business, education and government.  Dr. Salmon’s extensive experience and stature in the community as a result of his long-standing public service has allowed him to be a significant contributor to the directorship of the Company.

Executive Officers Who Are Not Directors

Robert B. Crowl joined the Company in March 2010 as the Executive Vice President and Chief Financial Officer.  Mr. Crowl also serves as Executive Vice President and Chief Financial Officer of the Bank.  He has over 24 years of banking experience.  Prior to joining the Company, Mr. Crowl was Executive Vice President & Chief Operating Officer of National City Mortgage, Cleveland, Ohio from November 2007 to February 2009.  Prior to that, Mr. Crowl was a Senior Vice President & Corporate Comptroller of National City Corporation from April 2004 to November 2007 where he also held the position of Senior Vice President and Manager of Asset, Liability & Securitization from November 1998 to April 2004.

A. Bruce Dansbury joined the Bank in April 2001 and serves as Executive Vice President, Chief Operating Officer, and Chief Credit Policy Officer for the Bank.  Mr. Dansbury also serves as Executive Vice President and Chief Operating Officer of the Company.  Mr. Dansbury has 35 years of banking experience in New Jersey and prior to joining the Bank held the title of Business Bank Executive for First Union National Bank.  Mr. Dansbury is Past Director and Past President of the Trenton Downtown Association.  He also previously served on the board of the ShopRite Ladies Professional Golf Association (LPGA) Classic, Rutgers University Executive Advisory Council and the Rider University Business Advisory Board.  Mr. Dansbury currently serves on the Executive Committee of the Mercer County Chamber of Commerce and serves on the Boards of the Thomas Edison Foundation, and TICIC, Inc., a wholly owned subsidiary of the New Jersey Bankers Association and a trade association that represents the interests of member financial institutions on a state and national basis.

Board Leadership Structure

The Board of Directors has determined that the separation of the roles of Chief Executive Officer and Chairman of the Board will enhance Board independence and oversight.  This separation will allow the Chief Executive Officer to better focus on developing and implementing strategic and tactical initiatives, enhancing shareholder value and expanding and strengthening our franchise while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s common stock, to file reports of ownership and changes in ownership of the Company’s common stock with the Securities and Exchange Commission.  Based upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were complied with during the year ended December 31, 2009 with the exception of one untimely filing by Sidney R. Brown, Eli Kramer, Dan A. Chila, A. Bruce Dansbury and Bart Speziali, which were all due to an inadvertent error.

Diversity Statement

The Committees and the Board of Directors may consider diversity in market knowledge, background, experience, qualifications, and other factors as part of its evaluation of each candidate.

Director Nomination Process

There have been no material changes in the process by which shareholders may recommend nominees to the Board of Directors during the last fiscal year.

Audit Committee

The Audit Committee met 10 times during 2009.  This committee currently consists of Directors Galetto, Fallone, Heun, Kramer, and Mattia.  Both Mr. Heun and Mr. Mattia meet the definition of an audit committee financial expert under the regulations of the Securities and Exchange Commission.

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

In accordance with the Charter of the Company’s Compensation Committee, the Compensation Committee seeks to design and administer executive compensation programs that will achieve the following primary objectives:

Support a pay-for-performance policy that differentiates compensation based on corporate and individual performance;

●	Motivate employees to assume increased responsibility and reward them for their achievement;

●
Provide total compensation opportunities that are comparable to those offered by other leading companies, allowing the Company to recruit and retain top quality, dedicated executives who are critical to its long-term success; and

●
Align the interests of executives with the long-term interests of shareholders by providing executives with equity award opportunities that will result in favorable long term compensation opportunities as long-term shareholder value grows.

●
Annually, the Company establishes specific financial performance targets that are defined by the Compensation Committee and are incorporated into the budgeting process.  The Company’s goal is to promote and administer a comprehensive pay-for-performance program consistent with such financial performance targets.

●
Monitor the incentive compensation programs applicable to Executive Management and all employees to insure that such programs do not expose the Company to unnecessary or excessive risk and to implement policies and practices that may help mitigate such risks.

The Company’s compensation program is designed to promote performance by the Named Executive Officers and the entire Executive Management group as a team.  For 2009, performance of the Named Executive Officers was primarily evaluated based upon the Executive’s performance in securely managing and guiding the organization through one of the most difficult economic environments in the US since the great depression. The Company strives to provide each Named Executive Officer with a total compensation opportunity that the Compensation Committee deems to be market competitive with comparably-sized, community banks, both nationally and regionally, assuming the Company’s performance is at budgeted, targeted levels.  The Company believes that this market positioning is appropriate to attract and retain top-caliber talent in a highly competitive labor market for executive staff.

The Company maintains programs to create short-term and longer-term incentive compensation opportunities for its Executive Management.  In 2009, the Company made additional awards of stock options and stock awards to its Named Executive Officers and other members of the Executive Management team consistent with its long-term compensation goals.  Such equity awards become earned and non-forfeitable over a two or four year period in order to serve as a retention tool in addition to a compensation incentive.

Role of the Compensation Committee.  The Compensation Committee’s primary responsibility is to assist the Board in discharging the Board’s responsibilities relating to compensation of the Company’s Executive Management.  The Committee evaluates and recommends to the Board appropriate policies and decisions relative to salary, annual cash incentives, long-term equity-based incentives and other compensation programs for the Executive Management.  For 2009, the members of the Company’s Compensation Committee were Eli Kramer, Committee Chairman, Alfonse M. Mattia, George A. Pruitt, and Douglas Heun.  Edward Salmon joined the Committee on December 18, 2009.  Anat Bird was Chairwoman of the Committee from January – May 2009, when she resigned from the Board.

The Compensation Committee has periodically engaged compensation consultants and advisors to provide advice on both board and executive compensation issues and is free to retain advisors as needed.  During 2009, the Compensation Committee did not receive specific guidance from any such consultants with respect to compensation paid or awarded to the Named Executive Officers.

Role of Executives in Compensation Committee Deliberations.  The Compensation Committee has frequently requested the Company’s Vice Chairman to assist in analyzing existing compensation programs and studying proposed compensation program changes.  Additionally, the Vice Chairman has provided guidance to the Committee regarding Executive Management performance evaluation, bonus plan recommendations, and other executive compensation matters.  As appropriate, the Committee requests the presence of the Company’s Vice Chairman and/or its President and CEO at Committee meetings to discuss executive compensation matters and to evaluate Company and individual performance.  Occasionally, other executives may be requested to attend a Committee meeting to provide pertinent financial, tax, accounting, or operational information.  Executives in attendance may provide their insights and suggestions, but only independent Compensation Committee members may vote on decisions regarding executive compensation.

The Compensation Committee discusses the compensation of the Company’s President and CEO directly with him, but final deliberations and all votes regarding the President and CEO’s compensation are made in executive session, without the President and CEO being present.  The Committee also determines the compensation for other Named Executive Officers, based on the President and CEO’s recommendations and input from outside advisors and counsel when deemed necessary or appropriate.

Compensation Framework.  In developing and administering the Company’s executive compensation policies and programs, the Committee considers the three aspects of the Compensation program:

●	Pay components - each element of total compensation, including the rationale for each component and how each component relates to the total compensation structure;

●	Pay level - the factors used to determine the total compensation opportunity, or potential payment amount at different performance levels, for each pay component; and

●
Relationship of executive compensation to performance - how the Company determines appropriate performance measures and goals for incentive plan purposes, as well as how pay levels change as a function of performance.

Pay Components.  The Company’s executive compensation program includes the components listed below:

1.  Salary - a fixed base salary generally set at competitive levels that reflect each executive’s position, individual performance, experience, and expertise.  Such base salary levels are reviewed annually by the Compensation Committee.

2.  Annual Cash Incentive - a bonus pay program that varies based on individual and Company performance against annual business objectives; the Company communicates the associated performance metrics, goals, and bonus award opportunities to the executives as early in the fiscal year as is practical.  Final bonus determinations are made following the end of each fiscal year based upon a review of the stated performance metrics and bonus opportunities as well as the discretionary considerations of the Compensation Committee.  For 2009, the Compensation Committee determined that Annual Cash Incentive awards for the Executive Management would be funded and allocated based upon consideration of securely managing and guiding the organization through a difficult economic environment.

3. Long-Term Incentives - equity-based awards with the compensation values driven by the long-term market performance of the Company’s stock price in order to align executive pay with long-term shareholder interests.  In 2009, the Compensation Committee awarded additional stock and options awards to Executive Management to serve as long-term compensation incentives and retention.

4.  Management Agreements - These agreements detail the rights and obligations of the employer and executive in the event of termination of employment following a change-in-control transaction or other involuntary termination of employment.  In addition, the Company has entered into an employment agreement with the President and CEO.

5. Other Compensation - perquisites consistent with industry practices in comparable banks and broad-based employee benefits such as medical, dental, disability, and life insurance coverage.

Pay Component #1. Salary

The Company pays its executives salaries that are intended to be competitive and take into account the individual’s experience, performance, responsibilities, and past and potential contribution to the Company, with annual salary reviews determined in conjunction with an annual performance assessment.  The Committee intends that salary, together with annual cash incentive and long-term incentives at targeted Company performance levels will fall between the market median and upper quartile when compared to market competitors for similar executive talent.

The Compensation Committee met in February 2009 and determined not to provide base salary increases to any of the Named Executive Officers.

Pay Component #2. Annual Cash Incentive

The Company uses annual discretionary cash incentives to focus management’s attention on current strategic priorities and to drive achievement of short-term corporate objectives.  This program, referred to as the Annual Cash Incentive Plan, provides annual cash incentive compensation for the Named Executive Officers and other Company employees.  For the 2009 fiscal year, the Compensation Committee did not establish performance goals for the Named Executive Officers under the Annual Cash Incentive Plan.

     The Annual Cash Incentive program for Mr. Geisel, President and CEO, was detailed in Mr. Geisel’s employment agreement dated July 16, 2009.  Such program provides for a payment of a cash bonus calculated as a percentage of his base salary and is dependent upon the Company’s attainment of annually agreed upon financial targets.  For example, upon attainment of 100% of the Company’s agreed upon financial targets, his bonus would be 70% of base salary; attainment of 110% of the approved financial targets will result in a bonus of 100% of base salary; attainment of 105% of the approved financial targets will result in a bonus of 80% of base salary; attainment of 95% of the approved financial targets will result in a bonus of 65% of salary; attainment of 90% of the approved financial targets will result in a bonus of 60% of salary.  Attainment of Company performance below 90% of the approved financial targets may result in a bonus payment determined within the discretion of the Compensation Committee; attainment of Company performance above 110% of the approved financial targets may result in an additional bonus payment (in addition to a bonus of 100% of base salary) determined within the discretion of the Compensation Committee.  Such bonus will be paid on or before March 15 following the completion of the Company’s fiscal year and its annual audit.

The Compensation Committee has approved Annual Cash Incentive Awards in December 2009 and January 2010 to certain Named Executive Officers based upon its consideration of securely managing and guiding the organization through a difficult economic environment.  Cash incentive awards were made to the Named Executive Officers as follows:  Thomas Geisel - $25,000; Bruce Dansbury - $13,750.

Pay Component #3. Long-Term Incentives (“LTI”)

The Company believes that equity ownership by the Named Executive Officers and Directors aligns executive and director interests with those of the shareholders.  In 2004, the Company adopted the 2004 Stock-Based Incentive Plan.  This omnibus stock plan, as last amended in 2009, provides for granting of up to 2,500,425 shares of common stock in the form of incentive stock options, non-qualified stock options and full-value stock awards, such as restricted stock.  The Plan further permits the vesting of stock awards based upon achievement of Company performance measures as well as continued service.  In prior years, the Company has used stock options as the primary vehicle for long-term incentive compensation for management and full-value shares of Company stock for the Directors.  In recent years, including in 2009, additional stock awards were made to the Named Executive Officers and other members of the Executive Management as a long-term retention incentive and as part of an effort to adjust the cash-equity mix of compensation for these respective positions, in order to better align compensation with long-term shareholder interests.  Typically, such awards will vest over a two, four or five year period as determined by the Compensation Committee at the time of such award.

The Compensation Committee does not have a specific policy or practice related to the timing of equity awards other than it reviews the opportunity to make such awards from time to time during the year based upon a variety of factors, including recruitment and promotion opportunities that might arise during the year and achievement of the annual performance goals and operating results of the Company throughout the year.  Stock options that are awarded have an exercise price equal to no less than the fair market value of such Company stock on the date of such award grant, and option awards are not subject to re-pricing.  Although the Company encourages its Executive Management and Directors to maintain investments in Company stock, the Company does not have any specific equity ownership requirements or guidelines.  The Company does not have any policy regarding members of Executive Management or Directors hedging the economic risks of equity ownership of Company stock, and the Company does not participate in any programs to facilitate this practice.

Throughout 2009 the Management Team continued to focus executing the Company’s Strategic Plan, including diversifying revenue sources, increasing profit margins, optimizing the franchise, and strengthening support for our banking activities.

In February 2009, the Compensation Committee granted restricted stock units which become earned and non-forfeitable in February 2013 as a retention incentive to the following Named Executive Officers:   Dan Chila – 9,641 shares; Bruce Dansbury – 8,686 shares.  In December 2009, the Compensation Committee granted restricted stock units which become earned and non-forfeitable in December 2011 as a retention incentive to Bruce Dansbury in the amount of 17,200 shares.  The Compensation Committee also granted Bruce Dansbury 33,000 stock options which vest in December 2011.  In January 2010, the Compensation Committee granted restricted stock units which become earned and non-forfeitable in January 2012 as a retention incentive to Thomas Geisel – 35,000 shares.  The Compensation Committee also granted Thomas Geisel an additional 75,000 stock options at an exercise price of $3.98 which become first exercisable in January 2012.

Pay Component #4. Management Agreements

The Company has Change-in-Control severance agreements with each of the Named Executive Officers.  These arrangements provide executives with income security including severance benefits in the event of a termination of employment following a change-in-control transaction.  The primary provisions of these agreements include that each Named Executive Officer will be entitled to a severance payment of 2.999 times their average prior five year’s W-2 earnings in the event of termination of employment following a change of control transaction.  In addition, such individuals may continue medical and dental coverage for a period of up to eighteen months following termination of employment at the executive’s expense in accordance with COBRA.  Such agreements for the Named Executive Officers (except for Mr. Bernard Brown, Chairman and Mr. Sidney Brown, Vice Chairman) include a provision for the payment of severance compensation equal to fifteen months of base salary and bonus in the event of the involuntary termination of employment of such executive officer independent of any change in control transaction, absent termination for “cause” as defined in such agreement.  Such severance payments are conditioned upon the executive complying with certain post-termination limitations on his or her business activities in competition with the Company following such termination of employment.

In July 2009, the Company entered into an employment agreement with Mr. Thomas Geisel, President and CEO, replacing the existing change in control severance agreement and a Letter of Employment between the Company and Mr. Geisel dated December 5, 2007.  The financial terms of the employment agreement are similar to the prior agreements.  In connection with the execution of the employment agreement, Mr. Geisel received a signing bonus of $200,000.  In addition, the employment agreement includes a “claw back” provision that provides for the repayment of bonuses and incentive compensation in certain circumstances as described below.  The term of the employment agreement is for 36 months, unless it is terminated earlier in accordance with its provisions. Additionally, on December 31, 2009 and each December 31 thereafter, the term of the agreement will automatically extend for a new period of 36 months; unless the Board of Directors gives written notice by October 1st of any such year that the Board has determined that the term of the agreement shall not be renewed.

In the event Mr. Geisel’s employment is terminated by the Company for reasons other than in conjunction with or 24 months following a “Change in Control”, for “Just Cause”, death or “Disability” (as those terms are defined in the Agreement), Mr. Geisel will be entitled to receive a severance payment (without regard to the number of months remaining on the term of the Agreement) equal to the sum of the following (multiplied by 24):

(i)	the average of his monthly base salary in effect for the 36-month period (or immediately prior to his termination; and
(ii)
the average of any cash bonuses (calculated as a monthly average) paid to him in accordance with the Company’s Performance Bonus Plan and any other cash bonus arrangements paid to him during the previous 36 month period (or lesser period of employment if his employment has been for a lesser period of time at the time of termination).

Mr. Geisel will be entitled to receive the above-described severance payment if he voluntarily terminates employment upon the occurrence of or 90 days following certain events generally constituting a change in circumstances of his employment provided that the Company shall be entitled to remedy such circumstances during a 30 day period following receipt of notice from Mr. Geisel that he intends on resigning. He will also not be entitled to any compensation or other benefits under the Agreement, other than unpaid salary, if his employment is terminated for "Just Cause" or if he voluntarily terminates for other than an event constituting a change in circumstances.

If Mr. Geisel is terminated without “Just Cause” or resigns for good reason within 24 months following a Change in Control of the Company or Sun National Bank (as defined in the Agreement), he will be entitled to receive a lump sum payment equal to 2.999 times his average annual aggregate taxable compensation paid by the Company and the Bank for the most recently completed five calendar years ending on, or before, the date of such Change in Control.

The Agreement provides that any payment to Mr. Geisel in connection with a Change in Control will not be limited to the amounts that are deductible by the Company. As such, such payments may result in him receiving a payment that is subject to a 20% excise tax. If Mr. Geisel was subject to an excise tax on such payment, he would also receive a tax gross-up payment whereby any adverse tax consequences would be ameliorated by additional payments from the Company as may be necessary in order to protect the intended economic benefits under the Agreement.

The Agreement provides that Mr. Geisel would be obligated to repay (upon demand by the Compensation Committee) any bonus or incentive compensation paid or payable by the Company or the Bank during his employment in the event that such payments were based on either (i) materially inaccurate financial statement or any other materially inaccurate performance metric criteria or (ii) financial statements or performance metrics that are subsequently restated or revised. Any such demand for repayment must be made within 2 years of the date of payment of the bonus or incentive compensation payment other than in the event of fraud or intentional misconduct in which the demand period shall not be limited.

For a period of twenty months following termination of employment or 18 months following termination of employment after a change in control event, Mr. Geisel will be subject to non-competition limitations related to employment with a financial institution engaged in the business of offering retail customer and commercial deposit and/or loan products whereby Mr. Geisel will have a work location within 25 miles of any office of the Company or any subsidiary existing as of the date of such termination of employment; provided, however, Mr. Geisel may request a waiver from the Company with respect to the non-compete limitations on a case by case basis at any time in order to permit him to engage in investment banking or private equity investment activities, and the Company agrees that it will review such request.

In August 2009, the Company entered into an Agreement with Dan Chila with respect to his termination of employment as of December 31, 2009. The Agreement provides that Mr. Chila will receive a separation payment from the Company in the gross amount of $657,855.00 (the “Separation Payment”) to be paid as of the first regularly scheduled payroll period following his termination of employment. This Separation Payment is contingent upon Mr. Chila’s compliance with the noncompetition and nondisclosure provisions set forth in the existing Management Change in Control Severance Agreement dated December 18, 2008 between the Company and Mr. Chila, except that the period during which the noncompetition provisions apply has been extended from seven and one-half months to one year and the non-solicitation of employees and no public statement provisions have been extended to two years.  For a period of 18 months, the Company will continue to pay the premiums necessary to maintain a life insurance policy providing for a death benefit in the amount of $400,000.  The Agreement also provides that Mr. Chila will be entitled to receive a pro rata portion of existing unvested stock awards as of the Separation Date and that existing vested and exercisable options will remain exercisable following the Separation Date for the remaining term of such options without regard to his termination of employment. The Agreement also includes mutual releases of claims associated with any matters related to Mr. Chila’s employment or the termination of such employment.

Pay Component #5. Other Compensation

The Named Executive Officers (except Mr. Bernard Brown, Chairman and Mr. Sidney Brown, Vice Chairman) participate in the Company’s broad-based employee benefit plans, such as medical, dental and supplemental disability insurance programs and the 401(k)  plan with a Company matching contribution. Messrs. Geisel and Dansbury receive an allowance for Country Club Memberships.  Mr. Geisel receives a monthly automobile allowance.  During 2009, Mr. Chila had use of a company owned vehicle, as did Mr. Dansbury as of February 2009.  During 2009, the Company implemented an executive long-term supplemental disability pay policy for its senior management providing compensation to such individuals in the event of disability for a period of up to one year following a determination of such long-term disability. Such policy will pay the affected senior officer an amount equal to such individual’s monthly salary and the amount of such disability benefits paid by the State for a period of up to one year.

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

As noted earlier, the Company’s compensation program is designed to position an executive’s total compensation opportunity at competitive levels among comparable regional and national community banks, assuming the Company’s financial performance is at expected target levels.  Total compensation consists of base salary, annual cash incentives, and long-term incentives in the form of stock options and stock awards and all other forms of compensation, including the 401(k) Company matching contribution, insurance premiums, and perquisites, including use of a company owned vehicle and fees for country club memberships.

The primary data source used in setting competitive market levels for Named Executive Officers’ pay is the information publicly disclosed by other comparable community banks.  These comparable companies are reviewed periodically and may change from year-to-year. These companies, which have been carefully reviewed and considered by the Board of Directors and the Compensation Committee, include community banks of similar size and business strategy both nationally and those located in the New York, New Jersey, Pennsylvania, Delaware and Maryland region.  The Compensation Committee reviews such data collected in order to determine market competitive levels of compensation as well as reviewing internal pay levels within the executive group.  The Compensation Committee makes decisions regarding each individual executive’s target total compensation opportunity with consideration of the goal of motivating and retaining an experienced and effective management team.  There is no formulaic approach between the market data reviewed each year, year-to-year changes in the market data, and the compensation decisions made by the Compensation Committee.  Comparative data is reviewed for all NEOs with regard to base salary, cash bonus, long term incentives, and total compensation.  Generally, Sun targets salaries at 50th percentile of peer group base salary data.  50th percentile is also targeted for cash bonus, long term incentives, and total compensation.   Notwithstanding the Company’s overall pay positioning objectives, pay opportunities for specific individuals may vary materially based on a number of factors such as scope of duties, tenure, institutional knowledge and/or difficulty in recruiting a new executive with necessary skill levels and experience.  Actual total compensation in a given year will vary above or below the target compensation levels based primarily on the attainment of operating goals and the creation of shareholder value.  In some instances, the amount and structure of compensation is also a result of arm’s-length negotiations with executives, which reflect an increasingly competitive market for quality, proven managerial talent.

   Relationship of Executive Compensation to Performance. The Compensation Committee believes that in order for the Company to be successful in its efforts to increase and maintain long term shareholder value and increase the Company’s operating efficiencies, it is important to focus compensation programs for Executive Management, and particularly the Named Executive Officers, to be dependent upon the principles of pay-for-performance.  The compensation program implemented for Thomas X. Geisel, the Company’s President and CEO, effective July 16, 2009, has a base salary of $500,000 per year and is strongly focused on providing increased incentives, including cash, stock and stock option awards, based upon attainment of financial performance measures  (specifically, achievement of annual earnings per share targets).  Similar incentives were implemented for the other Named Executive Officers and other members of the Executive Management team.  The Company has never been required to restate performance measures upon which performance-based compensation is determined.  The Company does not have a policy regarding recovery of performance-based compensation awards in the event of such financial restatements or recalculations of goals; provided, however, as previously noted under “Management Agreements,” the employment agreement between the Company and Mr. Geisel does include a provision for the forfeiture of previously awarded bonus and incentive compensation (upon demand by the Compensation Committee) in the event that such payments were based on either (i) materially inaccurate financial statement or any other materially inaccurate performance metric criteria or (ii) financial statements or performance metrics that are subsequently restated or revised.

During 2009, the Compensation Committee has reviewed the Company’s incentive compensation programs with the Company’s senior risk officers and has made reasonable efforts to ensure that the Company’s incentive compensation programs do not encourage the Named Executive Officers to take unnecessary and excessive risks that threaten the value of the financial institution.

Tax and Accounting Considerations. The Company takes into account the tax and accounting implications in the design of its compensation programs.  For example, in the selection of long-term incentive instruments, the Compensation Committee reviews the projected expense amounts and expense timing associated with alternative types of awards.  Under current accounting rules (i.e., Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) 718), the Company must expense the grant-date fair value of share-based grants such as stock option awards, restricted stock, performance shares, and stock appreciation rights settled in stock.  The grant-date value is amortized and expensed over the service period or vesting period of the grant.  In selecting appropriate incentive devices, the Compensation Committee reviews appropriate expense analyses and considers the related tax and accounting issues.

Section 162(m) of the Internal Revenue Code places an annual limit on the tax deduction for certain compensation paid in excess of $1 million to the Chief Executive Officer and the three most highly compensated executive officers of a corporation.  All of the compensation the Company paid in 2009 to the Named Executive Officers is expected to be deductible under Section 162(m).  Whether all elements of compensation paid by the Company in future years will be fully deductible is dependent upon many factors as required by Section 162(m) of the Internal Revenue Code and applicable regulations.  Such factors include the aggregate level of taxable income received by an executive in each year, the structure of various compensation plans, the manner in which incentive compensation goals are established and a determination of satisfaction of those goals, and the relationship between the Company and the directors serving on the committee determining the performance goals related to incentive compensation and the satisfaction of such performance goals.  The Committee retains the flexibility to pay both compensation that will be fully deductible and compensation that may not be deductible in structuring the Company’s compensation programs in its actions to promote the best interests of the Company and its shareholders.

Upon a change in control of the Company, some portion of the severance payments may exceed the deductible limitations under Section 280G of the Internal Revenue Code.  As of January 1, 2010, a 280G tax gross-up provision is in effect under the Employment Agreement between the Company and Mr. Geisel, and the Change in Control agreements between the Company and Mr. Sidney Brown and Mr. Dansbury.  Although the Compensation Committee does not anticipate that any such non-deductible payments or tax gross-up payments, if applicable, will constitute a material portion of the total shareholder consideration that might be paid in connection with such a change in control transaction, it believes that it is necessary for the Company to have flexibility in designing its compensation programs to meet necessary business objectives and pay strategies.  During 2008, the Compensation Committee determined that it would phase-out the use of such tax-gross-up provisions associated with any change in control severance payments included in its Management Agreements within a three year period.  The Compensation Committee is reviewing alternative methods of compensating the Named Executive Officers in a manner that balances the economic security interests of the executives and the economic interests of the Company’s shareholders.

COMPENSATION COMMITTEE REPORT

In performing its oversight role, the Compensation Committee considered and discussed the foregoing Compensation Discussion and Analysis (CD&A) with executive management and gave its recommendation to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K and the 2010 Proxy Statement.

The Compensation Committee has reviewed with the senior risk officers of the Company the senior executive officer incentive compensation arrangements and has made reasonable efforts to ensure that such arrangements do not encourage such senior executive officers to take unnecessary and excessive risks that threaten the value of the Company.

Compensation Committee:
Eli Kramer, Alfonse M. Mattia, George A. Pruitt, Douglas Heun, and Edward Salmon.

Compensation Committee Interlocks and Insider Participation

Company directors who served as members of the Compensation Committee of the Company’s Board of Directors during the year ended December 31, 2009 were Anat Bird (Committee Chair: January 2009 – May 2009), Eli Kramer (member: January 2009 – June 2009; Committee Chair: July 2009 – December 2009), Douglas J. Heun, Alfonse M. Mattia, George A. Pruitt and Edward Salmon (member effective December 18, 2009).  Jeffrey S. Brown and Sidney R. Brown attend Compensation Committee meetings but are not committee members.

None of the individuals who served on the committee during 2009 was an executive officer of another company whose board of directors has a comparable committee on which one of the Company’s executive officers serves. In addition, during 2009 no executive officer of the Company was a member of a comparable compensation committee of a company of which any of the directors of the Company is an executive officer.

EXECUTIVE COMPENSATION

Summary.  The following table sets forth the cash and non-cash compensation awarded to or earned during the last three fiscal years by our principal executive officer, principal financial officer and the three other most highly compensated executive officers whose total compensation during the fiscal year ended December 31, 2009 exceeded $100,000 for services rendered in all capacities to the Company and the Bank.

	Year	Salary	Bonus(1)	Stock Awards (2)	Options(3)		All Other Compensation(4)	Total

Bernard A. Brown	2009	$356,400	$-	$-	$-		$-	$356,400
Chairman	2008	370,108	-	-	-		-	370,108
	2007	356,400	-	-	-		-	356,400

Sidney R. Brown	2009	$178,200	$-	$-	$-		$-	$178,200
Vice Chairman,	2008	185,054	-	6,771	381,792		-	573,617
Treasurer and Secretary	2007	178,200	-	377,317	-		-	555,517

Thomas X. Geisel	2009	$500,000	$225,000	$-	$-		$255,169	$980,169
President and CEO	2008	490,384	250,000	499,989	641,303		151,741	2,033,417

Dan A. Chila	2009	$300,000	$-	$40,401	$87,304	(5)	$15,050	$442,755
Former Executive	2008	309,476	-	57,849	-		16,094	383,419
Vice President and	2007	286,626	86,783	-	44,659		16,351	434,419
Chief Financial Officer

A. Bruce Dansbury	2009	$310,000	$13,750	$97,289	$59,773		$19,458	$500,270
Executive Vice	2008	320,000	-	60,003	-		17,775	397,778
President and Chief Operating Officer	2007	277,729	90,000	349,800	74,432		20,698	812,659
_________________
(1)
Discretionary cash bonuses for 2009 earned by senior management in 2009 and paid in 2009: Mr. Dansbury - $13,750.  Discretionary cash bonuses for 2009 earned by senior management in 2009 and paid in 2010: Mr. Geisel – $25,000.  No cash bonuses for 2008 were awarded to senior management because earnings were substantially below budget targets.  Discretionary cash bonuses for 2007 were earned by senior management in 2007 but paid in 2008: Mr. Dansbury - $90,000; Mr. Chila - $86,783.   As part of his 2009 and 2008 employment agreement, Mr. Geisel was awarded a signing bonus of $200,000 and $250,000, respectively.

(2)
The amount represents the aggregate fair value of the restricted stock units on the date of grant calculated in accordance with FASB ASC 718, Compensation – Stock Compensation.  See Note 2 to the Company’s 2009 Audited Financial Statements for a discussion of the FASB ASC 718 valuations assumptions.  Effective February 28, 2010, the Securities and Exchange Commission (“SEC”) changed its disclosure requirements with respect to stock and option grants.  Previously, only the financial statement expense was required to be disclosed.  Prior periods have been restated to reflect the change in disclosure requirements.  Included in 2007 is $377,317 of restricted stock units issued to Mr. Sidney R. Brown as compensation as Acting President and CEO for 2007.

(3)	The amount shown represents the aggregate fair value of the options on the date of grant, calculated in accordance with FASB ASC 718.
(4)
The components of all other compensation in 2009 for Mr. Geisel are an automobile allowance, including gross up for employment taxes, of $31,722, moving related expenses, including gross up for applicable employment taxes of $173,004, country club membership, including deposits, of $43,093, and employer contributions under 401(k) plan of $7,350.  The components of all other compensation in 2009 for Mr. Chila consists of personal use auto expenses of $7,700 and employer contributions under the 401(k) plan of $7,350.  All other compensation in 2009 for Mr. Dansbury are country club membership of $10,962, personal use auto expenses of $1,146 and employer contributions under the 401(k) plan of $7,350.

(5)
In August 2009, the Company entered into an Agreement with Dan Chila with respect to his termination of employment as of December 31, 2009.  The agreement provided that those options vested and exercisable as of December 31, 2009 will remain exercisable for the remaining term of such options without regard to his termination of employment.  As a result of this modification to the original terms, which was accounted for in accordance with FASB ASC 718, the fair value of the original grant was adjusted in August 2009 for $87,304, which represents the difference between the fair value of the options immediately before the modification as compared to immediately after the modification.

Stock Option Plans.  The Company’s stock option plans include the 1995 Stock Option Plan, the 1997 Stock Option Plan, the 2002 Stock Option Plan and the 2004 Stock-Based Incentive Plan.  Each of these plans has been approved by the Company’s shareholders.

Options granted may be either incentive stock options (options that afford favorable tax treatment to recipients upon compliance with certain restrictions pursuant to Section 422 of the Internal Revenue Code and that do not normally result in tax deductions to the Company) or non-incentive stock options.  The option price may not be less than 100% of the fair market value of the shares on the date of the grant.  Option shares may be paid for in cash, shares of the common stock, or a combination of both.  Options are generally exercisable for a period of ten years from the date of grant.

     The following table sets forth information concerning the stock options and stock awards granted to the named officers during 2009.

Name	Grant Date	Number of Shares of Restricted Stock	Number of Securities Underlying Options	Exercise Price	Grant Date Fair Value(1)

Bernard A. Brown	-	-	-	$ -	$ -
Sidney R. Brown	-	-	-	-	-
Thomas X. Geisel	-	-	-	-	-
Dan A. Chila	02/19/2009	9,641 (2)	-	-	40,401
A. Bruce Dansbury	02/19/2009	8,686 (2)	-	-	36,401
	12/17/2009	17,200(3)	33,000 (3)	3.54	120,661

______________
(1)	The grant date fair value is calculated in accordance with FASB ASC 718. See Note 2 to the Company’s 2009 Audited Financial Statements for additional discussion on valuation methodology.
(2)	These restricted stock units vest on the fourth-year anniversary of the date of grant.
(3)	These restricted stock units and stock options vest on the second-year anniversary of the date of grant.

The following table sets forth information concerning the stock options and restricted stock units held by the named officers as of the end of 2009.

	Number of Securities Underlying Options		Option Exercise Price	Option Expiration Date	Restricted Stock Units Not Vested (#)	Market Value of Stock Awards Not Vested ($)(7)
Name	Exercisable	Unexercisable

Bernard A. Brown	258,553	-	$ 8.09	02/02/2012	-	$ -
	17,739	11,825 (1)	15.33	05/08/2016	-	-
Sidney R. Brown	36,935	-	8.09	02/02/2012	-	-
	162,517	-	8.09	01/23/2012	-	-
	8,869	5,912 (1)	15.33	05/08/2016	-	-
	19,470	77,880 (1)	10.76	01/22/2018	-	-
Thomas X. Geisel	-	203,960 (2)	11.90	01/07/2018	42,046 (2)	499,989
Dan A. Chila	8,143	-	4.30	04/10/2010	-	-
	7,755	-	4.84	12/21/2010	-	-
	147,743	-	8.09	01/23/2012	-	-
	8,820	-	14.70	07/19/2017	-	-
A. Bruce Dansbury	7,755	-	5.32	04/02/2011	-	-
	88,642	-	8.09	01/23/2012	-	-
	14,698	7,350 (3)	14.70	07/19/2017	-	-
	-	-	-	-	11,025 (4)	174,900
	-	-	-	-	4,728 (5)	60,300
	-	-	-	-	8,686 (5)	36,401
	-	33,000 (6)	3.54	12/17/2019	17,200 (6)	60,888
_______________
(1)	These stock options vest one-fifth per year starting on the one-year anniversary of the date of grant.
(2)	These restricted stock units and stock options vest 25% on the second-year anniversary of the date of grant and 25% annually thereafter.
(3)	These stock options vest one-third per year starting on the one-year anniversary of the date of the grant.
(4)	These restricted stock units vest one-half on the eighteen-month anniversary of the date of the award and the remaining amount vesting on the four-year anniversary of the date of the award.
(5)	These restricted stock units vest on the fourth-year anniversary of the date of grant.
(6)	These restricted stock units and stock options vest on the second-year anniversary of the date of grant.
(7)	Represents the market value of the Company’s common stock on the date of award.

The following table shows stock option exercises by the named officers and stock vesting during 2009.

	Stock Options		Stock Award Units
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number Vested	Value Realized on Vesting(2)

Bernard A. Brown	-	-	-	$ -
Sidney R. Brown	-	-	43	232
Thomas X. Geisel	-	-	-	-
Dan A. Chila	-	-	4,002	15,008
A. Bruce Dansbury	-	-	11,025	80,325
____________
(1)    Value represents market value of the Company’s common stock at exercise less the exercise price.
(2)    Value represents the market value of the Company’s common stock on the vesting date.

Potential Payments on Termination or Change in Control

Management Severance Agreements. The Company has entered into change in control severance agreements with certain executive officers.

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

The agreement with Sidney Brown is for a three-year term, and the agreement with Bruce Dansbury is for a twenty-four month term.  If the officer is terminated without just cause within eighteen months following a change in control, the officer would be entitled to a payment equal to 2.999 times his average annual taxable compensation for the prior five years.  No payments are due under the agreements if the officer is terminated for cause following a change in control of the Company or the Bank.

The agreements with Sidney Brown and Bruce Dansbury provide that the severance payments to be made upon a change in control will not be limited by amounts that are tax deductible to the Company or the Bank.  As such, such payments may result in these officers receiving payments that are subject to a 20% excise tax, and the Company and the Bank might incur non-deductible payments related to such compensation.  If the officers were to be subject to an excise tax on such change in control severance payments, such officers would also receive a tax gross-up payment whereby the officers receiving such payments will have any adverse tax consequences ameliorated by additional payments from the Company and the Bank as may be necessary in order to protect the intended economic benefits under the severance agreements.  Such tax gross-up payments, if any, by the Company or the Bank to the officer would be non-deductible payments for federal tax purposes.  The agreement with Bernard Brown does not contain such provisions and is limited by the amount that is tax deductible to the Company or the Bank.

The agreements with Bruce Dansbury also provides for a severance payment representing fifteen months of continued salary and bonus payments in the event of a termination of employment (absent termination for cause) initiated by the Company or the Bank independent of a change in control transaction and provided that the executive complies with the non-competition requirements of such agreement. In addition, the Executive and his dependents shall be eligible to continue coverage under the Company’s or the Bank's medical and dental insurance reimbursement plans similar to that in effect on the date of termination of employment for a period of eighteen months following the date of termination of employment at the Company’s expense.

Employment Agreement. As referenced under the “Compensation Discussion and Analysis” Section, on July 16, 2009, the Company entered into an employment agreement with Mr. Thomas X. Geisel, President and Chief Executive Officer. The employment agreement replaced the Management Change in Control Severance Agreement dated December 18, 2008 and a Letter of Employment between the Company and Mr. Geisel dated December 5, 2007.  The term of the agreement will continue for 36 months, unless it is terminated earlier in accordance with its provisions. Additionally, on December 31, 2009 and each December 31 thereafter, the term of the Agreement will automatically extend for a new period of 36 months, unless the Board of Directors gives written notice by October 1st of any such year that the Board has determined that the term shall not be renewed. The Agreement provides for an initial base salary of $500,000 per year. Mr. Geisel also is eligible to participate in any of the Company’s bonus, benefit, retirement and welfare plans and programs for which he is or will be eligible. Mr. Geisel is also eligible to receive grants of options to purchase shares of the Company’s common stock and shares of restricted stock with the number of options and restricted stock to be determined based upon achievement of certain financial targets to be agreed upon annually.

In the event Mr. Geisel’s employment is terminated by the Company for reasons other than in conjunction with or 24 months following a “Change in Control”, for “Just Cause”, death or “Disability” (as those terms are defined in the Agreement), Mr. Geisel will be entitled to receive a severance payment (without regard to the number of months remaining on the term of the Agreement) equal to the sum of the following (multiplied by 24):

(i)	the average of his monthly base salary in effect for the 36-month period (or immediately prior to his termination; and

(ii)
the average of any cash bonuses (calculated as a monthly average) paid to him in accordance with the Registrant’s Performance Bonus Plan and any other cash bonus arrangements paid to him during the previous 36 month period (or lesser period of employment if his employment has been for a lesser period of time at the time of termination).

Mr. Geisel will be entitled to receive the above-described severance payment if he voluntarily terminates employment upon the occurrence of or 90 days following certain events generally constituting a change in circumstances of his employment provided that the Company shall be entitled to remedy such circumstances during a 30 day period following receipt of notice from Mr. Geisel that he intends on resigning. He will also not be entitled to any compensation or other benefits under the agreement, other than unpaid salary, if his employment is terminated for "Just Cause" or if he voluntarily terminates for other than an event constituting a change in circumstances.

If Mr. Geisel is terminated without “Just Cause” or resigns for good reason within 24 months following a Change in Control of the Company, he will be entitled to receive a lump sum payment equal to 2.999 times his average annual aggregate taxable compensation paid by the Company for the most recently completed five calendar years ending on, or before, the date of such Change in Control.

The Agreement provides that any payment to Mr. Geisel in connection with a Change in Control will not be limited to the amounts that are deductible by the Company. As such, such payments may result in him receiving a payment that is subject to a 20% excise tax. If Mr. Geisel was subject to an excise tax on such payment, he would also receive a tax gross-up payment whereby any adverse tax consequences would be ameliorated by additional payments from the Company as may be necessary in order to protect the intended economic benefits under the Agreement.

As noted above, the Named Executive Officers are parties to various agreements that provide for payments in connection with any termination of their employment. The following table shows the payments that would be made to the Named Executive Officers at, following or in connection with any termination of their employment in the specified circumstances as of the last business day of the last fiscal year ended December 31, 2009.

	Death	Disability	Termination following Change in Control	Termination Without Cause (1)	Termination With Cause
Bernard A. Brown
Chairman
Management Severance Agreement	$ -	$ -	$7,611,316	$ -	$ -
Options (2):	-	-	-	-	-

Sidney R. Brown
Vice Chairman, Treasurer and Secretary
Management Severance Agreement(7)	$ -	$ -	$1,203,806	$ -	$ -
Options (2)	-	-	-	-	-

Thomas X. Geisel
President and Chief Executive Officer
Employment Agreement (3),(7)	$ -	$1,696,250	$2,609,491	$1,475,000	$ -
Benefits Continuation(3),(8)	-	58,186	-	-	-
Restricted stock (4)	37,778	37,778	157,673	-	-
Options: (2)	-	-	-	-	-

Dan A. Chila
Former Executive Vice President and Chief Financial Officer
Termination Agreement (5)	$ -	$ -	$ -	$657,855	$ -
Benefits Continuation(5)	-	-	-	4,499	-

A. Bruce Dansbury
Executive Vice President and Chief Operating Officer
Management Severance Agreement (7)	$ -	-	$985,466	$460,068	$ -
Restricted stock (4)	25,564	25,564	156,146	-	-
Options(6)	-	-	6,930	-	-

______________
(1)	Termination without cause includes involuntary termination by the Company or termination by the Executive for “good reason.”
(2)
Represents accelerated vesting of stock option awards.   As of December 31, 2009, the market price of the Common Stock was $3.75 which is below the option exercise price, so the Options have no payout value as of December 31, 2009.

(3)	Employment Agreement effective July 16, 2009.
(4)	Represents accelerated vesting of a pro rata amount of stock awards. As of December 31, 2009, the market price of the Common Stock was $3.75.
(5)
Upon termination of employment as of December 31, 2009, Mr. Chila had the right to receive a severance payment of $657,855 in accordance with a Termination Agreement.  In addition, in accordance with the Termination Agreement, at the expense of the Company, Mr. Chila is entitled to benefit continuation for a period of 18 months, including dental benefits and continuation of the life insurance policy, with a death benefit of $400,000, which as of December 31, 2009 was estimated to cost $4,499.

(6)	Represents accelerated vesting of stock option awards. The amount is the difference between the exercise price of $3.54 and the market price of the Common Stock as of December 31, 2009 of $3.75.
(7)
Severance Payments upon a change in control might also include an additional payment of a tax gross-up amount in the event that such payments result in the recipient incurring a 20% excess tax under the Internal Revenue Code as a result of such payments exceeding the limitations under Section 280G of the Internal Revenue Code.

(8)	Benefit continuation includes medical, dental and life insurance for Mr. Geisel and is estimated based upon information available as of December 31, 2009.

DIRECTOR COMPENSATION

Meeting Fees.  For the year ended December 31, 2009, director meeting fees were as follows: each member of the Board of Directors (excluding the Chairman, Vice Chairman and President – who are compensated as executive officers of the Company) received a fee of $1,500 for each board meeting and $1,000 for each committee meeting attended.  For the year ended December 31, 2009, the aggregate meeting fees totaled $276,000, and this was paid entirely in the form of shares of the Company’s common stock, 62,157 shares in aggregate, of which 19,243 shares were under the Company’s Directors’ Deferred Fee Plan (the “Plan”) which was adopted by the Board in April 2009.  Effective May 15, 2008, payment of fees for special conference call meetings of the Board of Directors and Committees is determined by the Chairman, Vice Chairman, President or Committee Chair; if a determination is made to pay a meeting fee, the fee paid is $1,000.

Other Compensation.  As part of their director compensation for 2009, each director (excluding the Chairman, Vice Chairman and President) received shares of the Company’s common stock worth $6,000.

Retainers.  For 2009, the Audit Committee chairman received an annual retainer of $23,000, other committee chairmen received an annual retainer of $20,500 and each other director, except the Chairman, Vice Chairman and employee directors of the Company, received an annual retainer of $18,000.  Approximately 70% of these retainers were paid in shares of the Company’s common stock (of which 19% were deferred under the Plan) and 30% in cash.

Set forth below is a table providing information concerning the compensation of the directors of the Company for 2009.  The amount shown as “Cash Compensation” represents the portion of the director’s retainer which that particular director elected to receive in cash.  All other director compensation was paid in the form of shares of the Company’s common stock.

Name	Cash Compensation(3)	Stock Compensation (4)(5)(6)(7)	Option Awards(4)(8)	Total

Bernard A. Brown(1)	$ -	$ -	$ -	$ -
Ike Brown	4	38,038	-	38,042
Jeffrey S. Brown	-	38,500	-	38,500
Sidney R. Brown(1)	-	-	-	-
John A. Fallone	20,500	29,500	-	50,000
Peter Galetto, Jr.	-	59,500	-	59,500
Thomas X. Geisel(1)	-	-	-	-
Douglas J. Heun	6,839	51,161	-	58,000
Anne E. Koons	-	37,000	-	37,000
Eli Kramer	6,002	54,540	22,601	83,143
Alfonse M. Mattia	-	57,000	-	57,000
George A. Pruitt	15,000	34,000	-	49,000
Anthony Russo, III	18,000	22,500	-	40,500
Edward H. Salmon	3	51,955	-	51,958
Anat Bird(2)	2	24,540	-	24,542
______________
(1)
These individuals served as executive officers of the Company during 2009 and were compensated as executive officers.  They did not receive compensation in their capacity as directors during 2009.  Their compensation is discussed above under Executive Compensation.

(2)	Ms. Bird resigned from the Board of Directors on May 28, 2009.
(3)	Includes cash payment which resulted from payout of fractional shares earned during 2009 after those whole shares were deferred under the Plan.
(4)	Represents the grant date fair value of the stock awards or option awards calculated in accordance with FASB ASC 718. See Note 2 of the Company’s 2009 Consolidated Financial Statements.
(5)
Stock compensation includes aggregate shares received, including those deferred under the Plan, with a fair value of $6.11 and $3.54, respectively, for each director:  Ike Brown – 2,454 and 6,508; Jeffrey Brown – 2,700 and 6,214; John Fallone – 1,963 and 4,943; Peter Galetto – 4,023 and 9,863; Douglas Heun – 3,060 and 9,169; Anne E. Koons – 2,700 and 5,790; Eli Kramer – 3,354 and 9,616; Alfonse Mattia – 4,337 and 8,615; George Pruitt – 2,741 and 4,872; Anthony Russo – 1,472 and 3,813; and Edward Salmon – 3,852 and 8,027; Anat Bird – 4,016 and 0.

(6)
Compensation paid to a director may be deferred under the Plan until the director retires or otherwise terminates service.  Such compensation deferred will be paid out in the future in the form of Company stock. Included in the aggregate stock compensation is shares deferred under the Plan, with a fair value of $6.11 and $3.54, respectively, for each director:  Ike Brown – 409 and 2,259; Douglas Heun – 1,097 and 9,169; Eli Kramer – 900 and 9,616; Edward Salmon – 934 and 8,027; Anat Bird – 934 and 0.

(7)	As of December 31, 2009, the number of shares deferred under the Plan for each director: Ike Brown – 2,668; Douglas Heun – 10,266; Eli Kramer – 10,516; Edward Salmon – 8,961.
(8)
As of December 31, 2009, each director had the following options outstanding: Bernard Brown – 288,117;   Ike Brown – 4,429; Jeffrey Brown – 4,429; John Fallone –11,257; Peter Galetto – 29,548; Douglas Heun – 4,429; Eli Kramer – 27,298; Alfonse Mattia – 4,429; George Pruitt – 4,429; Anthony Russo – 4,429; Edward Salmon – 4,429.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners

Persons and groups owning in excess of 5% of the outstanding shares of the Company’s common stock are required to file reports regarding such ownership with the Securities and Exchange Commission. Other than as set forth in the following table, management knows of no person or group that owns more than 5% of the outstanding shares of the Company’s common stock as of March 31, 2010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares of Common Stock Outstanding

Bernard A. Brown
71 West Park Avenue
Vineland, New Jersey 08360	5,059,667 (1)	21.37%

Dimensional Fund Advisors LP
Palisades West, Building One
6300 Bee Cave Road
Austin, Texas 78746	1,911,338 (2)	8.17%

________________
(1)
Includes shares held directly as well as by spouse, in trust and other indirect ownership, over which shares Mr. Brown effectively exercises sole voting and investment power.  Includes 282,205 shares that can be acquired pursuant to options that are currently exercisable or that will become exercisable within 60 days of March 31, 2010.

(2)	Number of shares is based on an amended Schedule 13G dated February 8, 2010 as filed with the Securities and Exchange Commission.

(b)           Security Ownership of Management

The following table sets forth information with respect to security ownership of directors and the executive officers of the Company and the Bank, including the number of and percentage of shares of the Company’s common stock beneficially owned by each as of March 31, 2010.

Name	Shares of Common Stock Beneficially Owned(1),(2)	Percent of Shares of Common Stock Outstanding
DIRECTORS

Bernard A. Brown	5,059,667	21.37%
Ike Brown	458,450	1.96%
Jeffrey S. Brown	475,744	2.03%
Sidney R. Brown	1,054,580	4.46%
John A. Fallone	112,696	*
Peter Galetto, Jr.	549,056	2.34%
Thomas X. Geisel	84,672	*
Douglas J. Heun	62,246	*
Anne E. Koons	500,265	2.14%
Eli Kramer	149,138	*
Alfonse M. Mattia	149,654	*
George A. Pruitt	27,352	*
Anthony Russo, III	43,048	*
Edward H. Salmon	31,991	*

EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK

Dan A. Chila(3)	204,351	*
A. Bruce Dansbury	137,406	*

Total of all directors and executive officers of the Company and the Bank as a group	9,100,316	37.39%
__________
*      Less than 1.0%

(1)     Includes shares held directly by the individual as well as by such individual’s spouse, or minor children, in trust and other forms of indirect ownership over which shares the individual effectively exercises sole voting and investment power, unless otherwise indicated.

(2)      Includes shares that can be acquired pursuant to options that are currently exercisable or that will become exercisable within 60 days of March 31, 2010.  The number of options included for each individual is as follows: Bernard Brown – 282,205; Ike Brown – 4,429; Jeffrey Brown – 4,429; Sidney Brown – 250,217; John Fallone – 11,257; Peter Galetto – 29,548; Thomas Geisel – 50,989; Douglas Heun – 4,429; Anne E. Koons – 0; Eli Kramer – 4,590; Alfonse Mattia – 4,429; George Pruitt – 4,429; Anthony Russo – 4,429; Edward Salmon – 4,429; Dan Chila – 172,461; and Bruce Dansbury – 111,095.

(3)  Mr. Chila retired effective December 31, 2009 and is no longer an executive officer of the Company.

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

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	Weighted- average exercise price of outstanding options, warrants and rights (4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	2,414,320	$9.51	1,363,722
Equity compensation plans not approved by shareholders(2)	-	-	-
Total	2,414,320	$9.51	1,363,722
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

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

Bernard A. Brown, the Chairman of the Board of Directors, is an owner of Vineland Construction Company which leases office space to the Company and has been engaged by the Company to act as project manager for various matters. In addition, Arctic Realty Company LLC has been engaged by the Company to act as project manager and the Company has entered into an agreement with Arctic Realty Company LLC as of December 31, 2008 to lease office space beginning in 2009.  The Company paid approximately $2.1 million and $163,000 to Vineland Construction Co. and Arctic Realty Company LLC, respectively, during 2009

Anne E. Koons, a director, is the sole owner of ABK Realty, which leases office space and land to the Company.  The Company paid approximately $363,000 to ABK Realty during 2009.

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

In its normal course of business, the Bank makes various types of loans to officers, directors and employees of the Bank and of the Company.  These loans are made on substantially the same terms and conditions (including interest rates and collateral requirements) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by the Bank with its other unaffiliated customers and do not involve more than the normal risk of collectibility, nor present other unfavorable features.  All of these loans were current at December 31, 2009.

The Company’s independent directors, as determined by the standards of the NASDAQ Stock Market, are: John A. Fallone, Peter Galetto, Jr., Douglas J. Heun, Eli Kramer, Alfonse M. Mattia, George A. Pruitt, Anthony Russo, III and Edward H. Salmon.

Item 14.  Principal Accounting Fees and Services.

Audit Fees and Services

Audit Fees.  The following table summarizes the aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates to the Company for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Audit Fees	$597	$648
Audit-Related Fees	-	6
Tax Fees	68	89
All Other Fees	2	-
Total	$667	$743

Fees for audit services billed consisted of:

●	Audit of the Company’s annual financial statements;
●	Review of the Company’s quarterly financial statements; and
●	Comfort letters, consents and other services related to SEC matters.

Fees for audit-related services billed consisted of:

●	Due diligence associated with mergers/acquisitions;
●	Financial accounting and reporting consultations; and
●	Employee benefit plan audits.

Fees for tax services billed consisted of:

●
Tax compliance services - services rendered based upon facts already in existence or transactions that have already occurred to document, compute amounts to be included in tax filings and consisted of federal, state and local income tax return assistance; and

●
Tax planning and advice - services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result.  Such services consisted of tax advice related to structuring certain proposed mergers, acquisitions and disposals.

In considering the nature of the services provided by Deloitte & Touche LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services.  The Audit Committee discussed these services with Deloitte & Touche LLP and the Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

●	The service is not an audit, review or other attest service;

●
The aggregate amount of all such services provided under this provision does not exceed the lesser of $25,000 or five percent of total fees paid to the independent registered public accounting firm in a given fiscal year;

●	Such services were not identified at the time of the engagement to be non-audit services;

●	Such service is promptly brought to the attention of the Audit Committee and approved by the Audit Committee or its designee; and

●	The service and fees are specifically disclosed in the proxy statement as meeting the de minimus requirement.

During 2009, fees totaling $2,000 (or 0.03%) were approved under the de minimus provision.

The Audit Committee is responsible for recommending the appointment of the Company’s independent registered public accounting firm and for meeting with such firm with respect to the scope and review of the annual audit.  Additional responsibilities of the Audit Committee are to ensure that the Board of Directors receives objective information regarding policies, procedures and activities of the Company with respect to auditing, accounting, internal accounting controls, financial reporting, regulatory matters and such other activities of the Company as may be directed by the Board of Directors.

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
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
	(2)	There are no financial statements schedules that are required to be included in Part II, Item 8.

(b)	The following exhibits are filed as part of this report:
	3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)
	3.2	Amended and Restated Bylaws of Sun Bancorp, Inc. (2)
	10.1	1995 Stock Option Plan (3)
	10.2	Amended and Restated 1997 Stock Option Plan (4)
	10.3	2002 Stock Option Plan (5)
	10.4	Amended and Restated 2004 Stock-Based Incentive Plan (6)
	10.5	Directors Stock Purchase Plan, as amended and restated (7)
	10.6	Form of Management Change in Control Severance Agreement, as amended and restated (A. Bruce Dansbury, Chief Operating Officer; and Bart A. Speziali, Executive Vice President) (2)
	10.7	Management Change in Control Severance Agreement, as amended and restated, for Chairman of the Board, Bernard A. Brown (2)
	10.8	Management Change in Control Severance Agreement, as amended and restated, for Vice-Chairman of the Board, Sidney R. Brown (2)
	10.9	Employment Agreement with President and Chief Executive Officer Thomas X. Geisel (8)
	10.10	Separation Agreement and General Release by the Registrant, Sun National Bank and Dan Chila (9)
	10.11	Consulting Agreement with Dan Chila (10)
	10.12	Employment Agreement with Senior Vice President and Chief Financial Officer Robert B. Crowl (11)
	10.13	Agreement by and between Sun National Bank and the Office of the Comptroller of the Currency (12)
	11	Computation regarding earnings per share *
	13	2009 Annual Report to Shareholders *
	21	Subsidiaries of the Registrant *
	23	Consent of Deloitte & Touche LLP *
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Saranes-Oxley Act of 2002
	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________
*	Filed as an Exhibit to the Original Filing
(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on February 6, 2009 (Registration Number 333-157131).
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 24, 2007 (File No. 0-20957).
(3)	Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form 10 filed on June 28, 1996 (File No. 0-20957).
(4)	Incorporated by reference Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).
(5)	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on April 16, 2002 (File No. 0-20957).
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration on S-8 filed on August 12, 2009 (File No. 333-161289).
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on August 12, 2009 (File No. 333-161288).
(8)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on July 22, 2009 (File No. 0-20957).
(9)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on August 17, 2009 (File No. 0-20957)
(10)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2010 (File No. 0-20957).
(11)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on March 1, 2010 (File No. 0-20957).
(12)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on April 21, 2010 (File No. 0-20957).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 30, 2010.

SUN BANCORP, INC.

By:	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer
(Duly Authorized Representative)