Form 10-Q
period 2010-03-31
SUN BANCORP INC /NJ/
filed 2010-05-10
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or
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
Yes [  ] No [x]

Common Stock, $1.00 Par Value – 23,409,815 Shares Outstanding at May 6, 2010

SUN BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$43,585	$53,857
Interest-earning bank balances	8,985	5,263
Cash and cash equivalents	52,570	59,120
Investment securities available for sale (amortized cost of $409,955 and $435,267 at March 31, 2010 and December 31, 2009, respectively)	409,080	434,738
Investment securities held to maturity (estimated fair value of $5,698 and $7,121 at March 31, 2010 and December 31, 2009, respectively)	5,531	6,955
Loans receivable (net of allowance for loan losses of $63,292 and $59,953 at March 31, 2010 and December 31, 2009, respectively)	2,634,276	2,657,694
Restricted equity investments	15,493	15,499
Bank properties and equipment, net	53,228	53,246
Real estate owned	3,688	9,527
Accrued interest receivable	11,466	12,235
Goodwill	127,894	127,894
Intangible assets, net	13,395	14,316
Deferred taxes, net	22,192	20,721
Bank owned life insurance (BOLI)	78,291	77,753
Other assets	104,894	89,207
Total assets	$3,531,998	$3,578,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,924,815	$2,909,268
Federal funds purchased	25,000	89,000
Securities sold under agreements to repurchase – customers	15,767	18,677
Advances from the Federal Home Loan Bank of New York (FHLBNY)	14,916	15,215
Securities sold under agreements to repurchase – FHLBNY	15,000	15,000
Obligations under capital lease	8,260	8,301
Junior subordinated debentures	92,786	92,786
Other liabilities	79,325	74,065
Total liabilities	3,175,869	3,222,312

Commitments and contingencies (see Note 10)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $1 par value, 50,000,000 shares authorized; 25,503,427 shares issued and 23,396,704 shares outstanding at March 31, 2010; 25,435,994 shares issued and 23,329,271 shares outstanding at December 31, 2009	25,503	25,436
Additional paid-in capital	362,648	362,189
Retained earnings	(5,359)	(4,597)
Accumulated other comprehensive loss	(377)	(149)
Deferred compensation plan trust	(124)	(124)
Treasury stock at cost, 2,106,723 shares at March 31, 2010 and December 31, 2009	(26,162)	(26,162)
Total shareholders’ equity	356,129	356,593
Total liabilities and shareholders’ equity	$3,531,998	$3,578,905
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
	For the Three Months Ended March 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$32,386	$32,192
Interest on taxable investment securities	3,189	4,230
Interest on non-taxable investment securities	1,005	844
Dividends on restricted equity investments	227	173
Total interest income	36,807	37,439
INTEREST EXPENSE
Interest on deposits	7,627	13,930
Interest on funds borrowed	549	484
Interest on junior subordinated debentures	1,008	1,186
Total interest expense	9,184	15,600
Net interest income	27,623	21,839
PROVISION FOR LOAN LOSSES	9,600	4,000
Net Interest income after provision for loan losses	18,023	17,839
NON-INTEREST INCOME
Service charges on deposit accounts	2,944	3,044
Other service charges	79	82
Gain on sale of loans	603	345
Gain on derivative instruments	-	127
Investment products income	603	522
BOLI income	538	513
Net impairment losses on available for sale securities:
Total impairment losses	-	(351)
Portion of loss recognized in other comprehensive income (before taxes)	-	73
Net impairment losses recognized in earnings	-	(278)
Other	884	966
Total non-interest income	5,651	5,321
NON-INTEREST EXPENSE
Salaries and employee benefits	12,859	11,963
Occupancy expense	3,540	3,135
Equipment expense	1,736	1,538
Data processing expense	1,086	1,010
Amortization of intangible assets	921	1,177
Insurance expense	1,507	1,443
Professional fees	584	378
Advertising expense	580	545
Real estate owned expense, net	216	180
Other	3,047	2,448
Total non-interest expense	26,076	23,817
LOSS BEFORE INCOME TAXES	(2,402)	(657)
INCOME TAX BENEFIT	(1,640)	(1,042)
NET (LOSS) INCOME	(762)	385
Preferred stock dividend and discount accretion	-	1,205
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(762)	$(820)
Basic loss per share	$(0.03)	$(0.04)
Diluted loss per share	$(0.03)	$(0.04)
Weighted average shares – basic	23,365,406	23,043,056
Weighted average shares – diluted	23,365,406	23,043,056
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation Plan Trust	Treasury Stock	Total
BALANCE, JANUARY 1, 2009	$-	$24,037	$351,430	$22,580	$(13,377)	$-	$(26,162)	$358,508
Adjustment to adopt FASB ASC 320-10 (net of tax of $2.1 million)	-	-	-	3,110	(3,110)	-	-	-
Comprehensive income:
Net income	-	-	-	385	-	-	-	385
Unrealized gains on available for sale securities net of reclassification adjustment, net of tax (See Note 1)	-	-	-	-	851	-	-	851
Portion of impairment loss transferred to earnings, net of tax (See Note 1)	-	-	-	-	164	-	-	164
Portion of impairment loss recognized in other comprehensive income, net of tax (See Note 1)	-	-	-	-	(541)	-	-	(541)
Comprehensive loss								859
Issuance of preferred stock (net of original discount of $4.1 million)	85,175	-	-	-	-	-	-	85,175
Discount accretion	188	-	-	(188)		-	-	-
Deferred cost of preferred stock issuance	-	-	(114)	-	-	-	-	(114)
Issuance of common stock	-	37	156	-	-	-	-	193
Issuance of warrant	-	-	4,135	-	-	-	-	4,135
Stock-based compensation	-	-	245	-	-	-	-	245
Preferred stock dividends	-	-	-	(1,017)	-	-	-	(1,017)
BALANCE, MARCH 31, 2009	$85,363	$24,074	$355,852	$24,870	$(16,013)	$-	$(26,162)	$447,984

BALANCE, JANUARY 1, 2010	$-	$25,436	$362,189	$(4,597)	$(149)	$(124)	$(26,162)	$356,593
Comprehensive income:	-	-	-	-	-	-	-	-
Net loss	-	-	-	(762)	-	-	-	(762)
Unrealized losses on available for sale securities net of reclassification adjustment, net of tax (See Note 1)	-	-	-	-	(228)	-	-	(228)
Comprehensive loss	-	-	-	-	-	-	-	(990)
Issuance of common stock	-	57	151	-	-	-	-	208
Stock-based compensation	-	10	308	-	-	-	-	318
BALANCE, MARCH 31, 2010	$-	$25,503	$362,648	$(5,359)	$(377)	$(124)	$(26,162)	$356,129
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Three Months Ended March, 31
	2010	2009
OPERATING ACTIVITIES
Net (loss) income	$(762)	$385
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	9,600	4,000
Reserve for unfunded commitments	64	103
Depreciation, amortization and accretion	2,648	3,126
Write down of book value of bank properties and equipment and real estate owned	21	152
Impairment charge on available for sale securities	-	278
Gain on call of investment securities available for sale	-	(8)
Loss on sale of real estate owned	12	-
Gain on sale of loans	(603)	(345)
Increase in cash value of BOLI	(538)	(513)
Deferred income taxes	(1,353)	(1,306)
Stock-based compensation	318	245
Shares contributed to employee benefit plans	172	166
Loans originated for sale	(31,330)	(24,203)
Proceeds from the sale of loans	33,668	22,034
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	769	1,062
Other assets	1,160	(1,528)
Other liabilities	7	(532)
Net cash provided by operating activities	13,853	3,116
INVESTING ACTIVITIES
Purchases of investment securities available for sale	(25,810)	(9,012)
Net redemption of restricted equity securities	-	1,162
Purchases of restricted equity securities	6	-
Proceeds from maturities, prepayments or calls of investment securities available for sale	39,079	24,901
Proceeds from maturities, prepayments or calls of investment securities held to maturity	1,422	1,708
Net decrease (increase) in loans	9,927	(7,079)
Purchases of bank properties and equipment	(1,321)	(916)
Proceeds from sale of real estate owned	7,962	-
Net cash provided by in investing activities	31,265	10,764
FINANCING ACTIVITIES
Net increase in deposits	15,547	33,720
Net repayments of federal funds purchased	(64,000)	(71,500)
Net repayments of securities sold under agreements to repurchase - customer	(2,910)	(6,157)
Repayment of advances from FHLBNY	(299)	(25,985)
Repayment of obligations under capital leases	(41)	(18)
Proceeds from the issuance of preferred stock and warrant	-	89,310
Payment of preferred stock dividend	-	(446)
Preferred stock issuance costs	-	(114)
Proceeds from issuance of common stock	35	27
Net cash (used in) provided by financing activities	(51,668)	18,837
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,550)	32,717
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	59,120	58,433
CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,570	$91,150
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$9,803	$13,047
Income taxes paid	-	2,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Receivable on principal pay downs of mortgage-backed securities	$11,664	$-
Transfer of loans to real estate owned	2,155	9,022
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

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (the “Codification” or “ASC”) 105-10, GAAP, became the sole source of authoritative GAAP recognized by the FASB, as defined. Rules and interpretive guidance of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. In addition, effective July 1, 2009, changes to the Codification are communicated through an Accounting Standards Update (“ASU”).

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the accompanying notes thereto included in Sun Bancorp, Inc’s. (the “Company’s”) Annual Report on Form 10-K, as amended, for the year ended December 31, 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, goodwill, income taxes and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Consolidation. The Unaudited Condensed Consolidated Financial Statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company, its principal wholly owned subsidiary, Sun National Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Med-Vine, Inc., Sun Financial Services, L.L.C., 2020 Properties, L.L.C., and Sun Home Loans, Inc. In accordance with FASB ASC 810-10, Consolidation, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII and Sun Capital Trust VIII, collectively, the “Issuing Trusts”, are presented on a deconsolidated basis.

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

Loans Held for Sale. Included in loans receivable is approximately $5.0 million and $7.1 million of loans held for sale at March 31, 2010 and December 31, 2009, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis.

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Generally, the Company tests goodwill for impairment annually. However, due to capital market turmoil, especially regarding bank stocks and the Company’s stock, as well as declines in credit quality, the Company deemed it appropriate to perform a goodwill analysis on a quarterly basis during 2009 and in the first quarter of 2010. FASB ASC 350, Intangibles – Goodwill and Other, outlines a two-step goodwill impairment test. Significant judgment is applied when goodwill is assessed for impairment. Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment, or one level below an operating segment, as defined in FASB ASC 280. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its implied fair value, the second step is performed to measure the amount of the impairment loss, if any. An implied loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. At March 31, 2010, the Company performed a step one impairment analysis which indicated that the Company’s fair value was less than its carrying value, and therefore the Company performed a step two analysis. The results of this analysis indicated that the implied fair value of the Company’s goodwill exceeded the carrying amount of goodwill, and therefore, goodwill was not impaired.

Other Comprehensive Income (Loss). The Company classifies items of other comprehensive income (loss) by their nature and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the Unaudited Condensed Consolidated Statements of Financial Condition. Amounts categorized as other comprehensive income (loss) represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment ("OTTI") loss not recorded in earnings. Reclassifications are made to avoid double counting in comprehensive income (loss) items which are displayed as part of net income for the period. These reclassifications are as follows for the three months ended March 31, 2010 and 2009:

Disclosure of Reclassification Amounts, Net of Tax

	For the Three Months Ended March 31,
	2010			2009
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding (loss) gain on securities available for sale during the period	$(346)	$118	$(228)	$1,298	$(442)	$856
Cumulative effect of adopting FASB ASC 320-10	-	-	-	(5,258)	2,148	(3,110)
Less:
Reclassification adjustment for net gain included in net income	-	-	-	(8)	3	(5)
Reclassification adjustment for net impairment loss recognized in earnings(1)	-	-	-	278	(114)	164
Reclassification adjustment for portion of impairment loss recognized in other comprehensive loss	-	-	-	(915)	374	(541)
Net unrealized loss on securities available for sale	$(346)	$118	$(228)	$(4,605)	$1,969	$(2,636)
(1) All amounts are included in non-interest income in the Unaudited Condensed Consolidated Statements of Operations.

Recent Accounting Principles. In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This guidance removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. FASB ASU 2010-09 is intended to remove potential conflicts with the SEC’s literature and all of the amendments are effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. The Company adopted the new guidance upon issuance and the guidance did not have an impact on the Company’s financial condition or results of operations.

In January 2010, the FASB issued FASB ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires: (1) disclosure of the significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, FASB ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in FASB ASC 820, Fair Value Measurements and Disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for disclosures about purchases, sale, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. The Company adopted the guidance on January 1, 2010 and the guidance did not have an impact on the Company’s financial condition or results of operations. See Note 11 for more information on the Company’s fair value measurements.

In June 2009, the FASB issued new guidance that impacted FASB ASC 810. The new guidance significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. The new guidance also addresses the effect of changes required by FASB ASC 860, Transfers and Servicing, and addresses concerns that the accounting and disclosures do not always provide timely and useful information about an entity’s involvement in a variable interest entity. The guidance was effective January 1, 2010 and did not have an impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued new guidance that impacted FASB ASC 860. The new guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”), modifies the criteria for applying sale accounting to transfers of financial assets or portions of financial assets, differentiates between the initial measurement of an interest held in connection with the transfer of an entire financial asset recognized as a sale and participating interests recognized as a sale, and removes the provision allowing classification of interests received in a guaranteed mortgage securitization transaction that does not qualify as a sale as available for sale or trading securities. The new guidance will improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. The guidance was effective for January 1, 2010 and did not have an impact on the Company’s financial condition or results of operations.

(2) Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees, and when appropriate non-employees, in accordance with the fair value recognition provisions of FASB ASC 718, Compensation – Stock Compensation. Under the fair value provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and it is recognized as expense over the appropriate vesting period using the straight-line method. However, consistent with FASB ASC 718, the amount of stock-based compensation cost recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. Although the provisions of FASB ASC 718 should generally be applied to non-employees, FASB ASC 505-50, Equity-Based Payments to Non-Employees, is used in determining the measurement date of the compensation expense for non-employees.

Determining the fair value of stock-based awards at measurement date requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Condensed Consolidated Financial Statements.

The Company’s Stock Plans authorize the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, advisory directors, employees and other persons to promote the success of the Company. Under the Company’s Stock Plans, options generally expire ten years after the date of grant, unless terminated earlier under the option terms. A committee of non-employee directors has the authority to determine the conditions upon which the options granted will vest. Options are granted at the then fair market value of the Company’s stock. All or a portion of any stock awards earned as compensation by a director may be deferred under the Company’s Directors’ Deferred Fee Plan.

Activity in the stock option plans for the three months ended March 31, 2010, was as follows:

Summary of Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2010	2,199,611	$9.51	1,602,248
Granted	179,657	3.84
Exercised	-	-
Forfeited	(12,231)	8.10
Expired	(148,343)	7.38
March 31, 2010	2,218,694	$9.21	1,540,608
Stock options vested or expected to vest(1)	2,116,229	$9.21
(1) Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 4.7 years for options outstanding and 2.9 years for options exercisable as of March 31, 2010.

At March 31, 2010, the aggregate intrinsic value was $70,000 for options outstanding and $0 for options exercisable.

During the three months ended March 31, 2010 and 2009, the Company granted 179,657 options and 7,907 options, respectively. In accordance with FASB ASC 718, the fair value of the stock options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of the stock option is estimated using historical exercise behavior of employees at a particular level of management who were granted options with a 10-year term. The stock options have historically been granted with this term, and therefore, information necessary to make this estimate was available. The use of an expected term assumption shorter than the contractual term is not deemed appropriate for non-employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the options for the three months ended March 31, 2010 and 2009 are as follows:

Weighted Average Assumptions Used in Black-Scholes Option Pricing Model

	For the Three Months Ended March 31,
	2010	2009
Weighted average fair value of options granted	$1.78	$2.86
Weighted average risk-free rate of return	3.45%	3.00%
Weighted average expected option life in months	97	120
Weighted average expected volatility	44%	39%
Expected dividends(1)	$-	$-
(1) To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested restricted stock award activity during the three months ended March 31, 2010, is presented in the following table:

Summary of Nonvested Restricted Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards outstanding, January 1, 2010	182,297	$7.67
Issued	45,000	3.88
Vested	(10,512)	11.90
Forfeited	(1,000)	3.54
Nonvested stock awards outstanding, March 31, 2010	215,785	$6.69

During the three months ended March 31, 2010 and 2009, the Company issued 45,000 shares and 59,659 shares of restricted stock awards, respectively, that were valued at $174,400 and $250,000, respectively, at the time these awards were granted. The value of these shares is based upon the closing price of the common stock on the date of grant. During the first three months of 2010, there were 35,000 shares issued which cliff vest after two years and 10,000 that cliff vest after four years. Compensation expense will be recognized on a straight-line basis over the service period for all of the shares issued during the three months ended March 31, 2010. Total compensation expense recognized for the three months ended March 31, 2010 and 2009 was $117,000 and $91,000, respectively.

As of March 31, 2010 there was approximately $1.2 million and $1.0 million of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted under the Stock Plans. The cost of the options and stock awards is expected to be recognized over a weighted average period of 2.4 years and 2.3 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at March 31, 2010 and December 31, 2009 were as follows:

Summary of Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010
Available for sale:
U.S. Treasury securities	$2,003	$5	$-	$2,008
U.S. Government agency securities	60,545	774	(21)	61,298
U.S. Government agency mortgage-backed securities	209,650	7,270	(107)	216,813
Other mortgage-backed securities	8,786	-	(2,182)	6,604
State and municipal securities	98,396	1,664	(533)	99,527
Trust preferred securities	28,814	-	(7,745)	21,069
Other securities	1,761	-	-	1,761
Total available for sale	409,955	9,713	(10,588)	409,080

Held to maturity:
U.S. Government agency mortgage-backed securities	4,299	179	-	4,478
Other mortgage-backed securities	1,232	-	(12)	1,220
Total held to maturity	5,531	179	(12)	5,698
Total investment securities	$415,486	$9,892	$(10,600)	$414,778

December 31, 2009
Available for sale:
U.S. Treasury securities	$2,003	$4	$-	$2,007
U.S. Government agency securities	47,537	737	-	48,274
U.S. Government agency mortgage-backed securities	240,966	7,946	(318)	248,594
Other mortgage-backed securities	9,222	-	(2,342)	6,880
State and municipal securities	104,305	1,900	(516)	105,689
Trust preferred securities	28,814	-	(7,940)	20,874
Other securities	2,420	-	-	2,420
Total available for sale	435,267	10,587	(11,116)	434,738

Held to maturity:
U.S. Government agency mortgage-backed securities	5,123	186	-	5,309
Other mortgage-backed securities	1,832	-	(20)	1,812
Total held to maturity	6,955	186	(20)	7,121
Total investment securities	$442,222	$10,773	$(11,136)	$441,859

During the three months ended March 31, 2010, there were no securities sold or called prior to maturity, and there were five securities that matured in the amount of $16.3 million. The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2010
U.S. Government agency securities	$14,969	$(21)	$-	$-	$14,969	$(21)
U.S. Government agency mortgage-backed securities	35,984	(107)	-	-	35,984	(107)
Other mortgage-backed securities	-	-	7, 823	(2,194)	7,823	(2,194)
State and municipal securities	11,885	(213)	4,135	(320)	16,020	(533)
Trust preferred securities	-	-	21,069	(7,745)	21,069	(7,745)
Total	$62,838	$(341)	$33,027	$(10,259)	$95,865	$(10,600)

December 31, 2009
U.S. Government agency mortgage-backed securities	$27,052	$(318)	$-	$-	$27,052	$(318)
Other mortgage-backed securities	-	-	8,692	(2,362)	8,692	(2,362)
State and municipal securities	9,365	(284)	5,169	(232)	14,534	(516)
Trust preferred securities	-	-	20,874	(7,940)	20,874	(7,940)
Total	$36,417	$(602)	$34,735	$(10,534)	$71,152	$(11,136)

The Company determines whether unrealized losses are temporary in accordance with FASB ASC 325-40, Investments – Other, when applicable, and FASB ASC 320-10. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of an OTTI condition. These include, but are not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospect of the issuer.

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether (a) the Company has the intent to sell the security, (b) it is more likely than not that it will be required to sell the security before recovery, and (c) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the OTTI on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered, into two components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security. The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the credit loss is recognized in other comprehensive income.

For the three months ended March 31, 2010, the Company’s review of its unrealized losses on securities and whether those losses were temporary in nature, determined an OTTI charge should not be recognized, as the unrealized losses were deemed to be temporary.

Other Mortgage-Backed Securities. At March 31, 2010, the gross unrealized loss in the category 12 months or longer of $2.2 million consisted of four non-agency mortgage-backed securities with an estimated fair value of $7.8 million. Of these securities, three were rated “AAA” by at least one nationally recognized rating agency and the remaining security was rated as non-investment grade. The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues, have been negatively impacted since 2008 as credit spreads widened dramatically. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of March 31, 2010, management concluded that an OTTI did not exist on the three securities rated “AAA” and believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. An OTTI charge of $351,000 was recorded on the non-investment grade security at December 31, 2009. Management’s assessment concluded that an additional OTTI impairment charge did not exist at March 31, 2010. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

State and Municipal Securities. At March 31, 2010, the gross unrealized loss in the category 12 months or longer of $320,000 consisted of nine municipal securities with an estimated fair value of $4.1 million. The category consisted of five securities rated investment grade by at least one nationally recognized rating agency with a fair market value of $1.6 million, and four non-rated municipal securities with an estimated fair value of $2.5 million. The $213,000 gross unrealized loss in the category of less than 12 months consisted of 24 municipal securities with an estimated fair value of $11.9 million. Of these municipal securities, 21 were rated investment grade or better by at least one nationally recognized rating agency and three were non-rated. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The Company monitors rating changes in those issues rated by a nationally recognized rating agency and performs in-house credit reviews on those non-rated issues. The Company believes recovery of fair value is expected as the securities approach their maturity date or as valuations for such securities improve as market yields change.  As of March 31, 2010 management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Trust Preferred Securities. At March 31, 2010, the gross unrealized loss in the category of 12 months or longer of $7.7 million consisted of three trust preferred securities. The trust preferred securities are comprised of two non-rated single issuer securities with an amortized cost of $20.0 million and an estimated fair value of $16.9 million and one non-investment grade rated pooled security with an amortized cost of $8.8 million and estimated fair value of $4.2 million. The non-investment grade pooled security is a senior position in the capital structure with approximately 1.33 times principal coverage as of the last reporting date. In June 2009, the issuer of one of the single issuer trust preferred securities, with an amortized cost of $5.0 million and an estimated fair market value of $2.8 million, elected to defer its normal quarterly dividend payment. As contractually permitted, the issuer may defer dividend payments up to five years with accumulated dividends, and interest on those deferred dividends, payable upon the resumption of its scheduled dividend payments. The issuer is currently operating under an agreement with its regulators. The agreement stipulates the issuer must receive permission from its regulators prior to resuming its scheduled dividend payments. As of March 31, 2010, the issuer’s subsidiary bank reported that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. Management will continue to closely monitor the credit of this issuer. The other single issuer security is paying in accordance with its contractual terms. As of March 31, 2010, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities. These trust preferred securities were valued in accordance with FASB ASC 820. The Company reviews projected cash flow analyses and industry standard risk metrics to determine whether the unrealized losses for certain trust preferred securities are temporary. Any adverse change in the present value of projected future cash flows may result in an other-than-temporary credit impairment recognized through earnings.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at March 31, 2010 is shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturities of Investment Securities

	Available for Sale		Held to Maturity
March 31, 2010	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$15,367	$15,423	$-	$-
Due after one year through five years	62,024	62,781	-	-
Due after five years through ten years	9,577	9,708	-	-
Due after ten years	104,551	97,751	-	-
Total investment securities, excluding mortgage-backed securities	191,519	185,663	-	-

U.S. Government agency mortgage-backed securities	209,650	216,813	4,299	4,478
Other mortgage-backed securities	8,786	6,604	1,232	1,220
Total investment securities	$409,955	$409,080	$5,531	$5,698

December 31, 2009
Due in one year or less	$31,857	$32,001	$-	$-
Due after one year through five years	32,090	32,664	-	-
Due after five years through ten years	9,413	9,592	-	-
Due after ten years	111,719	105,007	-	-
Total investment securities, excluding mortgage-backed securities	185,079	179,264	-	-

U.S. Government agency mortgage-backed securities	240,966	248,594	5,123	5,309
Other mortgage-backed securities	9,222	6,880	1,832	1,812
Total investment securities	$435,267	$434,738	$6,955	$7,121

At March 31, 2010, $135.2 million of U.S. Government agency securities were pledged to secure public deposits. As of March 31, 2010, the Company had $132.0 million securities pledged as collateral on secured borrowings.

(4) Loans

The components of loans as of March 31, 2010 and December 31, 2009 were as follows:

Loan Components

	March 31, 2010	December 31, 2009
Commercial and industrial	$2,238,967	$2,249,365
Home equity	257,368	258,592
Second mortgages	65,857	68,592
Residential real estate	71,452	75,322
Other	63,924	65,776
Total gross loans	2,697,568	2,717,647
Allowance for loan losses	(63,292)	(59,953)
Net loans receivable	$2,634,276	$2,657,694

Non-accrual loans	$78,403	$87,882
Loans past due 90 days and accruing	7,678	7,958
Troubled debt restructuring, performing	19,353	-

Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation. Additionally, the Company makes commercial real estate loans for the acquisition, refinance, improvement and construction of real property. Loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired.  Loans secured by properties where repayment is dependent upon payment of rent by third-party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.  At March 31, 2010, commercial and industrial loans secured by commercial real estate properties totaled $1.52 billion of which $768.9 million, or 50.7%, were classified as owner occupied and $748.3 million, or 49.3%, were classified as non-owner occupied.

The Company also originates residential construction loans to both builders and individuals. At March 31, 2010 there were 83 residential construction loans with outstanding loan balances of $41.6 million.

The Company’s home equity loan portfolio, which includes second mortgages, represents 12.0% of total loans outstanding at March 31, 2010 and is the largest component of the Company's non-commercial portfolio.  The home equity loan portfolio decreased $4.0 million, or 1.2%, from December 31, 2009.  Usage of home equity lines of credit has remained constant, at approximately 50% over the past year.

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as nonperforming. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. During 2010, the Company entered into a TDR of $19.4 million with one borrower and as this borrower had already demonstrated a sustained payment performance consistent with the terms of the TDR, the carrying amount of the loans with this borrower were returned to accrual status.

(5) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2010	2009	2009
Balance, beginning of period	$59,953	$37,309	$37,309
Charge-offs	(6,538)	(2,148)	(24,748)
Recoveries	277	245	726
Net charge-offs	(6,261)	(1,903)	(24,022)
Provision for loan losses	9,600	4,000	46,666
Balance, end of period	$63,292	$39,406	$59,953

The allowance for loan losses was $63.3 million and $60.0 million at March 31, 2010 and December 31, 2009, respectively. The ratio of allowance for loan losses to gross loans was 2.35% at March 31, 2010 as compared to 2.21% at December 31, 2009.

The provision for loan losses charged to expense is based upon historical loan loss experience and a series of qualitative factors and an evaluation of estimated losses in the current commercial loan portfolio, including the evaluation of impaired loans under FASB ASC 310, Receivables. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. Impaired loans include performing troubled debt restructuring (“TDR”) loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and qualitative factors, which generally include consumer loans, residential real estate loans, and small business loans. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, management’s abilities, and external factors.

The following table presents the Company’s components of impaired loans. Consumer loans that were collectively evaluated for impairment are not included in the data that follows:

Components of Impaired Loans

	March 31, 2010	December 31, 2009
Impaired loans with related allowance for loan losses calculated under FASB ASC 310	$22,127	$22,999
Impaired loans with no related allowance for loan losses calculated under FASB ASC 310(1)	65,266	52,328
Total impaired loans	$87,393	$75,327

Valuation allowance related to impaired loans	$7,511	$5,561
(1) Includes a troubled debt restructuring of $19.4 million at March 31, 2010.

In accordance with FASB ASC 310, those impaired loans which are fully collateralized do not result in a specific allowance for loan losses. Included in the TDR at March 31, 2010 is a $6.5 million line of credit, of which $5.7 million was utilized and $779,000 was available.

Analysis of Impaired Loans

	For the Three Months Ended March 31,
	2010	2009
Average impaired loans	$76,012	$41,317
Interest income recognized on impaired loans	3	57
Cash basis interest income recognized on impaired loans	3	57

(6) Real Estate Owned

Real estate owned at March 31, 2010 and December 31, 2009 was as follows:

Summary of Real Estate Owned

	March 31, 2010	December 31, 2009
Commercial properties	$2,188	$8,007
Residential properties	511	531
Bank properties	989	989
Total	$3,688	$9,527

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2010	$8,007	$531	$989	$9,527
Transfers from loans	2,155	-	-	2,155
Sale of real estate owned	(7,974)	-	-	(7,974)
Write down of real estate owned	-	(20)	-	(20)
Ending balance, March 31, 2010	$2,188	$511	$989	$3,688

During the three months ended March 31, 2010, the Company had two commercial properties aggregating $2.2 million transferred from loans. In addition, the Company recognized a write-down of the carrying value of one residential property of $20,000. There was one commercial property with a carrying amount of $8.0 million sold in February 2010 resulting in a net loss of $12,000, which is included in non-interest expense in the Unaudited Condensed Consolidated Statement of Operations. The Company currently maintains nine properties in the real estate owned portfolio, two of which are former bank branches.

 (7) Derivative Financial Instruments and Hedging Activities.

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

Fair Value Hedges – Interest Rate Swaps. The Company has entered into interest rate swap arrangements to exchange the periodic payments on fixed-rate commercial loan agreements for variable-rate payments based on the one-month London Interbank Offer Rate (“LIBOR”) without the exchange of the underlying principal. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging, and are executed for periods and terms that match the related underlying fixed-rate loan agreements. The Company applies the “shortcut” method of accounting under FASB ASC 815, which assumes there is no ineffectiveness as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying commercial loan agreements. Because the hedging arrangement is considered highly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality that are recognized in other income and were not material as of March 31, 2010.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at March 31, 2010 and December 31, 2009:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	March 31, 2010		December 31, 2009
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$42,487	$(4,243)	$44,440	$(3,977)

Summary of Interest Rate Swap Components

	March 31, 2010	December 31, 2009
Weighted average pay rate	6.84%	6.81%
Weighted average receive rate	2.25%	2.22%
Weighted average maturity in years	4.4	4.6

Customer Derivatives – Interest Rate Swaps/Caps. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The fair value adjustments related to credit quality are recognized in other income and were not material as of March 31, 2010.

Summary of Interest Rate Swaps Not Designated As Hedging Instruments

	March 31, 2010		December 31, 2009
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$602,862	$57,827	$608,169	$52,934
Other liabilities	602,862	(58,059)	608,169	(53,137)

In addition, the Company previously entered into an interest rate cap sale transaction with one commercial customer. The Company entered into a corresponding interest rate cap purchase transaction with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate caps with both the customer and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate caps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The combined notional amount of the two interest rate caps was $30.1 million and $30.3 million at March 31, 2010 and December 31, 2009, respectively.

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at March 31, 2010 and December 31, 2009 was $72.2 million and $74.9 million, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $62.6 million and $57.1 million at March 31, 2010 and December 31, 2009, respectively.

(8) Deposits

Deposits consist of the following major classifications:

Summary of Deposits

	March 31, 2010	December 31, 2009
Interest-bearing demand deposits	$1,262,631	$1,190,709
Non-interest-bearing demand deposits	463,472	481,524
Savings deposits	304,708	299,322
Time certificates under $100,000	496,511	500,467
Time certificates $100,000 or more	329,492	372,497
Brokered time deposits	68,001	64,749
Total	$2,924,815	$2,909,268

(9) Loss Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, if applicable, based upon the treasury stock method using an average market price for the period.

The following table presents the loss per share calculation for the three months ended March 31, 2010 and 2009:

Loss Per Share Computation

	For the Three Months Ended March 31,
	2010	2009
Net (loss) income	$(762)	$385
Preferred stock dividend and discount accretion	-	(1,205)
Net loss available to common shareholders	$(762)	$(820)

Average common shares outstanding	23,365,406	23,043,056
Net effect of dilutive common stock equivalents	-	-
Adjusted average shares outstanding - dilutive	23,365,406	23,043,056

Basic loss per share	$(0.03)	$(0.04)
Diluted loss per share	$(0.03)	$(0.04)

There were 2.4 million weighted average common stock equivalents and 4.1 million weighted average common stock equivalents for the three months ended March 31, 2010 and 2009, respectively, which were not included in the computation of diluted earnings per share as the result would have been antidilutive under the “if converted” method. Of the 4.1 million weighted average common stock equivalents not included in the computation of diluted EPS during the three months ended March 31, 2009, 1.6 million common stock equivalents related to the issuance of the warrant under the Troubled Asset Relief Program Capital Purchase Program ("TARP CPP").

On January 9, 2009, the Company entered into a Letter Agreement with the U.S. Treasury under the TARP CPP, pursuant to which the Company issued and sold 89,310 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to purchase 1,620,545 shares of the Company's common stock, for an aggregate purchase price of $89.3 million in cash.  As a result, the three months ended March 31, 2009 included dividends on preferred shares and accretion of the original insurance discount on preferred shares of $1.2 million, or $0.06 per common share.

(10) Commitments and Contingent Liabilities

Visa Litigation

In October 2007, Visa Inc. (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008. At the time of the announcement, the Company was a member of the Visa USA network. As part of Visa’s restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests. The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007. In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not a named defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, in accordance with Visa’s by-laws, the Company and other Visa USA, Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. On July 16, 2009, Visa deposited an additional $700 million into the litigation escrow account previously established to satisfy specific settlement obligations. Visa funded the additional amount into the escrow account by reducing each Class B shareholders’ conversion ratio to Visa Class A shares from 0.6296 to 0.5824.  The Company currently has 7,672 Class B shares, with a zero cost basis. The Company’s indemnification obligation is limited to its proportionate interest in Visa USA, Inc. The Company determined that its potential indemnification obligations based on its proportionate share of ownership in Visa USA, Inc. was not material at March 31, 2010.

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $59.7 million and $67.9 million at March 31, 2010 and December 31, 2009, respectively) which are not reflected in the accompanying consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the judgment of management, the financial condition of the Company will not be affected materially by the final outcome of any letters of credit.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit as of March 31, 2010 and December 31, 2009 was $1.0 million and $965,000, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

(11) Fair Value of Financial Instruments

The Company accounts for fair value measurement in accordance with FASB ASC 820. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. FASB ASC 820 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FASB ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB ASC 820 also clarifies the application of fair value measurement in a market that is not active.

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

In accordance with FASB ASU 2010-06, the Company is required to disclose the significant amount of transfers in and out of Level1, Level 2 and Level 3 fair value measurements and the reasons for such transfers. For the three months ended March 31, 2010 and 2009, there were no transfers between Levels of fair value measurements. FASB ASU 2010-06 also requires the Company to disclose its policy for recognizing the transfers between Levels, which is to assume transfers occur at the beginning of the quarter in which the transfer occurs.

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. Those assets and liabilities which will continue to be measured at fair value on a recurring basis are as follows:

Summary of Recurring Fair Value Measurements

		Category Used for Fair Value Measurement
March 31, 2010	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,008	$2,008	$-	$-
U.S. Government agency securities	61,298	-	61,298	-
U.S. Government agency mortgage-backed securities	216,813	-	216,813	-
Other mortgage-backed securities	6,604	-	6,604	-
State and municipal securities	99,527	-	99,527	-
Trust preferred securities	21,069	-	-	21,069
Other securities	1,761	-	1,761	-
Interest rate swaps	58,096	-	58,096	-
Liabilities:
Fair value interest rate swaps	4,243	-	4,243	-
Interest rate swaps	58,328	-	58,328	-

December 31, 2009
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,007	$2,007	$-	$-
U.S. Government agency securities	48,274	-	48,274	-
U.S. Government agency mortgage-backed securities	248,594	-	248,594	-
Other mortgage-backed securities	6,880	-	6,880	-
State and municipal securities	105,689	-	105,689	-
Trust preferred securities	20,874	-	-	20,874
Other securities	2,420	-	2,420	-
Interest rate swaps	52,934	-	52,934	-
Liabilities:
Fair value interest rate swaps	3,977	-	3,977	-
Interest rate swaps	53,137	-	53,137	-

Level 1 Valuation Techniques and Inputs

U.S. Treasury securities.  The Company reports U.S. Treasury securities at fair value utilizing Level 1 inputs. These securities are priced using observable quotations for the indicated security.

Level 2 Valuation Techniques and Inputs

The majority of the Company’s investment securities are reported at fair value utilizing Level 2 inputs. Prices of these securities are obtained through independent, third-party pricing services. Prices obtained through these sources include market derived quotations and matrix pricing and may include both observable and unobservable inputs. Fair market values take into consideration data such as dealer quotes, new issue pricing, trade prices for similar issues, prepayment estimates, cash flows, market credit spreads and other factors. The Company reviews the output from the third-party providers for reasonableness by the pricing consistency among securities with similar characteristics, where available, and comparing values with other pricing sources available to the Company.

In general, the Level 2 valuation process uses the following significant inputs in determining the fair value of our different classes of investments:

U.S. Government agency securities.  These securities are evaluated based on either a nominal spread basis for non-callable securities or on an option adjusted spread (“OAS”) basis for callable securities. The nominal spread and OAS levels are derived from observations of identical or comparable securities trading in the markets.

U.S. Government agency mortgage-backed securities.  The Company’s agency mortgage-backed securities generally fall into one of two categories, fixed-rate agency mortgage-backed pools or adjustable-rate agency mortgage-backed pools.

Fixed-rate agency mortgage-backed pools are evaluated based on spreads to actively traded To-Be-Announced (“TBA”) and seasoned securities, the pricing of which is provided by inter-dealer brokers, broker dealers and other contributing firms active in trading the security class. Further delineation is made by weighted average coupon (“WAC”) and weighted average maturity (“WAM”) with spreads on individual securities relative to actively traded securities as determined and quality controlled using OAS valuations.

Adjustable-rate agency mortgage-backed pools are evaluated on a bond equivalent effective margin (“BEEM”) basis obtained from broker dealers and other contributing firms active in the market. BEEM levels are established for key sectors using characteristics such as month-to-roll, index, periodic and life caps and index margins and convertibility. Individual securities are then evaluated based on how their characteristics map to the sectors established.

Agency collateralized mortgage obligations (“CMO’s”) are evaluated based on nominal spread and OAS values of securities with comparable tranches type, average life, average life variance and prepayment characteristics of the underlying collateral.

Other mortgage-backed securities.  The Company’s other mortgage-backed securities consist of whole loan, non-agency CMO’s. These securities are evaluated based on generic tranches and generic prepayment speed estimates of various types of collateral from contributing firms and broker/dealers in the whole loan CMO market.

State and municipal obligations.  These securities are evaluated using information on identical or similar securities provided by market makers, broker/dealers and buy-side firms, new issue sales and bid-wanted lists. The individual securities are then priced based on mapping the characteristics of the security such as obligation type (General Obligation, Revenue, etc.), maturity, state discount and premiums, call features, taxability and other considerations.

Other securities.  The other securities category was comprised primarily of money market mutual funds.  Given the short maturity structure and the expectation that the investment can be redeemed at par value, the fair value of these investments is assumed to be the book value.

Interest rate swaps. The Company’s interest rate swaps, including fair value interest rate swaps and small exposures in interest rate caps and floors, are reported at fair value utilizing models provided by an independent, third-party and observable market data. When entering into an interest rate swap agreement, the Company is exposed to fair value changes due to interest rate movements, and also the potential nonperformance of our contract counterparty. Interest rate swaps are evaluated based on a zero coupon LIBOR curve created from readily observable data on LIBOR, interest rate futures and the interest rate swap markets. The zero coupon curve is used to discount the projected cash flows on each individual interest rate swap. In addition, the Company has developed a methodology to value the nonperformance risk based on internal credit risk metrics and the unique characteristics of derivative instruments, which include notional exposure rather than principal at risk and interest payment netting. The results of this methodology are used to adjust the base fair value of the instrument for the potential counterparty credit risk. Interest rate caps and floors are evaluated using industry standard options pricing models and observed market data on LIBOR and Eurodollar option and cap/floor volatilities.

Level 3 Valuation Techniques and Inputs

Trust preferred securities.  The trust preferred securities are evaluated based on whether the security is an obligation of a single issuer or a tranche within a multi-tranche securitization. For single issuer obligations, the Company uses present value cash flow models which incorporate the contractual cash flow for each issue adjusted as necessary for any potential changes in amount or timing of cash flows. The cash flow model of an issue within a multi-tranche securitization incorporates anticipated loss rates and severities of the underlying collateral as well as credit support provided within the securitization. The cash flow model for the current multi-tranche issue owned by the Company assumes no recovery on currently defaulted collateral, a 10% recovery on securities currently in deferral and a 3.6% rate on the remaining performing collateral defaulting or deferring every three years with a 10% recovery rate.

In both security types, projected cash flows are discounted at a rate the Company determines from a trading group of similar securities quoted on the New York Stock Exchange (“NYSE”) or over-the-counter markets based upon its review of market data points such as credit rating, maturity, price and liquidity. The Company indexes the market securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, that market spread ranged from 3.75% to 7.00% over the three-month LIBOR.

The following provides details of the fair value measurement activity for Level 3 for the three months ended March 31, 2010 and 2009:

Fair Value Measurements Using Significant Unobservable Inputs – Level 3
Trust Preferred Securities

	For the Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$20,874	$14,482
Total gains (losses), realized/unrealized:
Included in earnings(1)	-	(278)
Included in accumulated other comprehensive income (loss)	195	(2,018)
Purchases	-	-
Maturities	-	-
Prepayments	-	-
Calls	-	-
Transfers into Level 3	-	-
Balance, end of period	$21,069	$12,186
(1) Amount included in net impairment losses on available for sale securities of the Unaudited Condensed Consolidated Statements of Operations.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures loans held for sale, impaired loans, Small Business Administration ("SBA") servicing assets, restricted equity investments and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At March 31, 2010 and 2009, these assets were valued in accordance with GAAP and, except for impaired loans, SBA servicing assets and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820.

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement
March 31, 2010	Total	Level 1	Level 2	Level 3	Total (Losses) Gains or Changes in Net Assets
Assets:
Impaired loans	$26,715	$-	$-	$26,715	$(8,798)
Real estate owned	38	-	38	-	(20)

March 31, 2009
Assets:
Impaired loans	$12,998	$-	$-	$12,998	$(3,004)
SBA servicing assets	487	-	487	-	33
Real estate owned	450	-	450	-	(150)

Under FASB ASC 310, collateral dependent impaired loans are based on the fair value of the underlying collateral which is based on appraisals. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $15.5 million and $11.4 million at March 31, 2010 and 2009, respectively. The collateral underlying these loans had a fair value of $10.7 million and $8.5 million, including a specific reserve in the allowance for loan losses of $4.9 million and $2.9 million at March 31, 2010 and 2009, respectively. There were no charge-offs related to impaired loans with specific reserves for the three months ended March 31, 2010 and charge-offs of $149,000 for the three months ended March 31, 2009. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $16.1 million and $4.5 million at March 31, 2010 and 2009, respectively, as the underlying collateral was not below the carrying amount; the loans at March 31, 2010 did include a charge-off of $3.9 million during the three months ended March 31, 2010 and the loans as of March 31, 2009 did not result in any charge-off during the three months ended March 31, 2009.

The SBA servicing assets are reviewed for impairment in accordance with FASB ASC 860. Because loans are sold individually and not pooled, the Company does not stratify groups of loans based on risk characteristics for purposes of measuring impairment. The Company measures the loan servicing assets by estimating the present value expected future cash flows for each servicing asset, based on their unique characteristics and market-based assumptions for prepayment speeds and records a valuation allowance for the amount by which the carrying amount of the servicing asset exceeds the fair value. As of March 31, 2010, the Company does not believe the loan servicing assets were other than temporarily impaired. The Company had a valuation allowance of $23,000 at both March 31, 2010 and December 31, 2009, respectively.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to real estate owned. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. During the three months ended March 31, 2010 and 2009, the Company recorded a decrease in fair value of $20,000 and $150,000, respectively, ont the real estate owned portfolio. The adjustment to the real estate owned portfolio was based upon observable inputs, such as quoted prices for similar assets in active markets and were therefore, categorized as Level 2 measurment. Each real estate owned property adjusted during the three months ended March 31, 2010 and 2009 were carried on the Unaudited Condensed Consolidated Statement of Condition at a fair value, less estimated selling cost.

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$43,585	$43,585	$53,857	$53,857
Interest-earning bank balances	8,985	8,985	5,263	5,263
Investment securities available for sale	409,080	409,080	434,738	434,738
Investment securities held to maturity	5,531	5,698	6,955	7,121
Loans receivable, net	2,587,624	2,380,201	2,609,362	2,393,950
Hedged commercial loans(1)	46,652	46,728	48,332	48,412
Restricted equity investments	15,493	15,493	15,499	15,499
Interest rate swaps	58,096	58,096	52,934	52,934

Liabilities:
Demand deposits	1,726,103	1,726,103	1,672,233	1,672,233
Savings deposits	304,708	304,708	299,322	299,322
Time deposits	894,004	900,547	937,713	944,383
Federal funds purchased	25,000	25,000	89,000	89,000
Securities sold under agreements to repurchase – customers	15,767	15,767	18,677	18,677
Advances from FHLBNY	14,916	15,258	15,215	15,666
Securities sold under agreements to repurchase – FHLBNY	15,000	16,271	15,000	16,272
Junior subordinated debentures	92,786	43,871	92,786	41,660
Fair value interest rate swaps	4,243	4,243	3,977	3,977
Interest rate swaps	58,328	58,328	53,137	53,137
(1) Includes positive market value adjustment of $4.2 million and $4.0 million at March 31, 2010 and December 31, 2009, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

In accordance with ASC 825-10-50-10, the Company is required to disclose the fair value of financial instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale. Fair value is best determined using observable market prices; however, for many of the Company’s financial instruments no quoted market prices are readily available. In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. Different assumptions or estimation techniques may have a material effect on the estimated fair value.

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

Hedged commercial loans. The hedged commercial loans are one component of a declared hedging relationship as defined under FASB ASC 815. The Interest Rate Swap component of the declared hedging relationship is carried at their fair value and the carrying value of the commercial loans includes a similar change in fair values.

Restricted equity securities. Ownership in equity securities of the bankers’ bank is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

(12) Income Taxes

The Company accounts for uncertain tax positions in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FASB ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Statement of Operations. As of March 31, 2010, there were no audits in process by any tax jurisdiction.

(13) Regulatory Matters

The Company is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under the requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Total Capital, Tier 1 Capital and Leverage (Tier 1 Capital divided by average assets) ratios are maintained. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets and certain off-balance sheet items as calculated under regulatory practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices.

On April 15, 2010, the Bank entered into a written agreement (the “Agreement”) with the OCC which contained requirements to develop and implement a profitability and capital plan which will provide for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment.  The capital plan should also contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC.

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. As noted earlier in this section, the Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At March 31, 2010, the Bank’s brokered deposits represented 2.2% of its total liabilities.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to achieve, by June 30, 2010, and thereafter maintain, a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At March 31, 2010, the Bank met two of the three capital ratios as our Tier 1 Leverage ratio was 8.80% and our Tier 1 Capital ratio was 9.73%. At March 31, 2010, the Bank did not meet the requirement for its Total Capital ratio, which was 10.99%. Management is evaluating various strategies to achieve this capital level by June 30, 2010.

Management is committed to taking all of the necessary measures to ensure the Bank becomes fully compliant with the items contained in the Agreement and through immediate actions believes the Bank has already made substantial progress with many of the provisions.

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of March 31, 2010 and December 31, 2009:

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$353,925	11.49%	$246,353	8.00%	N/A
Sun National Bank	338,067	10.99	246,019	8.00	$307,524	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	315,114	10.23	123,176	4.00	N/A
Sun National Bank	299,307	9.73	123,010	4.00	184,815	6.00
Leverage ratio:
Sun Bancorp, Inc.	315,113	9.21	136,914	4.00	N/A
Sun National Bank	299,307	8.80	136,098	4.00	170,123	5.00

December 31, 2009
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$353,116	11.38%	$248,299	8.00%	N/A
Sun National Bank	336,831	10.87	247,986	8.00	$309,982	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	314,046	10.12	124,149	4.00	N/A
Sun National Bank	297,810	9.61	123,993	4.00	185,989	6.00
Leverage ratio:
Sun Bancorp, Inc.	314,046	9.08	138,306	4.00	N/A
Sun National Bank	297,810	8.58	138,809	4.00	173,511	5.00
(1) Not applicable for bank holding companies.
(2) At March 31, 2010, the Bank was considered to be “well capitalized” under the Prompt Corrective Action regulations of the OCC; however, because the Bank entered into the Agreement, it will no longer be considered “well capitalized” under these regulations.

The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013. In April 2010, the FDIC adopted an interim rule providing a six-month extension of the Transaction Account Guarantee (“TAG”) program for insured depository institutions until December 31, 2010, with the possibility of an additional 12-month extension of the program without further rulemaking. Insured institutions currently participating in the TAG program that wish to opt out of the extension have until April 30, 2010 to submit their request, which will become effective on July 1, 2010. For institutions choosing to remain in the TAG program, after July 1, 2010, the basis for calculating the current assessments, as well as, the interest rates on negotiable order of withdrawal (“NOW”) accounts guaranteed under the program, will be modified. Currently, the TAG program provides depositors with unlimited coverage for non-interest-bearing transaction accounts and low-interest NOW accounts. The Bank has opted to participate in the upcoming extension.

In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 30, 2009, the Company paid the FDIC prepaid assessment of $18.3 million, of which approximately $1.1 million applies to the first quarter 2010.  At March 31, 2010, the Company’s prepaid assessment balance was $16.1 million.

The Company’s capital securities are deconsolidated in accordance with GAAP and qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2009, and would have limited capital securities and other restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2009, the Federal Reserve Board extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25 percent of all core capital elements, including goodwill. The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2010, the entire $90.0 million in capital securities qualify as Tier 1.

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at March 31, 2010. Per the Agreement, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC.

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

THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY’S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY’S CONTROL).  THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY’S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS:  THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; MARKET VOLATILITY; THE CREDIT RISKS OF LENDING ACTIVITIES, INCLUDING CHANGES IN THE LEVEL AND TREND OF LOAN DELINQUENCIES AND WRITE-OFFS; THE OVERALL QUALITY OF THE COMPOSITION OF OUR LOAN AND SECURITIES PORTFOLIOS; THE EFFECTS OF, AND CHANGES IN, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM; INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; FLUCTUATIONS IN THE DEMAND FOR LOANS, THE NUMBER OF UNSOLD HOMES AND OTHER PROPERTIES AND FLUCTUATIONS IN REAL ESTATE VALUES IN OUR MARKET AREAS; RESULTS OF EXAMINATIONS OF THE BANK BY THE OFFICE OF THE COMPTROLLER OF THE CURRENCY (“OCC”), INCLUDING THE POSSIBILITY THAT THE OCC MAY, AMONG OTHER THINGS, REQUIRE US TO INCREASE OUR ALLOWANCE FOR LOAN LOSSES OR TO WRITE-DOWN ASSETS; THE IMPACT OF COMPLIANCE BY THE BANK WITH THE TERMS OF ITS WRITTEN AGREEMENT WITH THE OCC AND THE HIGHER CAPITAL REQUIREMENTS IMPOSED BY THE OCC; OUR ABILITY TO CONTROL OPERATING COSTS AND EXPENSES; OUR ABILITY TO MANAGE DELINQUENCY RATES; OUR ABILITY TO RETAIN KEY MEMBERS OF OUR SENIOR MANAGEMENT TEAM; COSTS OF LITIGATION, INCLUDING SETTLEMENTS AND JUDGMENTS; INCREASED COMPETITIVE PRESSURES AMONG FINANCIAL SERVICES COMPANIES; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS’ PRODUCTS AND SERVICES; THE IMPACT OF CHANGES IN FINANCIAL SERVICES’ LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); CHANGES IN LAWS AND REGULATIONS OF THE U.S. GOVERNMENT, INCLUDING THE U.S. TREASURY AND ANY OTHER GOVERNMENT AGENCIES; TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER AND BUSINESS SPENDING, BORROWINGS AND SAVING HABITS AND DEMAND FOR FINANCIAL SERVICES IN OUR MARKET AREA; ADVERSE CHANGES IN SECURITIES MARKETS; INABILITY OF KEY THIRD-PARTY PROVIDERS TO PERFORM THEIR OBLIGATIONS TO US; CHANGES IN ACCOUNTING POLICIES AND PRACTICES, AS MAY BE ADOPTED BY THE FINANCIAL INSTITUTION REGULATORY AGENCIES, THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OR THE FINANCIAL ACCOUNTING STANDARDS BOARD; WAR OR TERRORIST ACTIVITIES; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

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

Allowance for Loan Losses. Through Sun National Bank (the “Bank”), Sun Bancorp, Inc. (the “Company”) originates loans that it intends to hold for the foreseeable future or until maturity or repayment. The Company may not be able to collect all principal and interest due on these loans. The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. A provision for loan losses is charged to operations based on management’s evaluation of the estimated losses that have been incurred in the Company’s loan portfolio. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

Management monitors its allowance for loan losses on a monthly basis and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

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

 Additionally, historic loss experience over a three-year loss horizon, based on a rolling 12-quarter migration analysis, is taken into account for commercial loans and historic loss experience over the more conservative of either the trailing four or eight quarters is calculated for non-commercial loans. In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) in accordance with ASC 450, Contingencies, and those criticized and classified loans without reserves (specific allowance) in accordance with ASC 310, Receivables. A specific allowance is calculated on individually identified impaired loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account factors such as debt service coverage, loan-to-value ratios, and external factors. Estimates are periodically measured against actual loss experience.

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

Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, the current state of the national economy and the local economies of the areas in which the loans are concentrated and their slow recovery from a severe recession could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, the Company’s determination as to the amount of its allowance for loan losses is subject to review by the Bank’s primary regulator, the Office of the Comptroller of the Currency (the “OCC”), as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC, after a review of the information available at the time of the OCC examination.

Accounting for Income Taxes. The Company accounts for income taxes in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards CodificationTM (the “Codification” or “ASC”) 740, Income Taxes. FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Statement of Operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management's analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FASB ASC 740.

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

The Company’s policy is to recognize transfers that occur between the fair value hierarchy, Levels 1, 2 and 3, at the beginning of the quarter of when the transfer occurred.

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

Derivative financial instruments. The Company’s derivative financial instruments are not exchange-traded and therefore are valued utilizing models that use as their basis readily observable market parameters, specifically the London Interbank Offer Rate (“LIBOR”) swap curve, and are classified within Level 2 of the valuation hierarchy.

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

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Generally, the Company tests goodwill for impairment annually. FASB ASC 350-20-35, Intangibles – Goodwill and Other, outlines a two-step goodwill impairment test. Significant judgment is applied when goodwill is assessed for impairment. Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. As defined in FASB ASC 280, Segment Reporting, a reporting unit is an operating segment or one level below an operating segment. The Company has one reportable operating segment, “Community Banking”, as defined in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its implied fair value, the second step is performed to measure the amount of the impairment loss, if any. An implied loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

In performing step one and step two of the impairment analysis, the Company estimated the fair value of the Company through the consideration of its quoted market valuation, market earnings multiples of peer companies, market earnings multiples of peer companies adjusted to include a market observed control premium (i.e., its acquisition value relative to its peers) and a discounted economic value (i.e., income approach) which is based on internal forecasts, recent financials and the projected outlook for the industry. The considerations above are sensitive to both the fluctuation of the Company’s stock price and the stock price of peer companies. The step one impairment test indicated that the Company’s fair value was less than its carrying value, and therefore the Company performed a step two analysis. In performing the second step of the analysis to determine the implied fair value of goodwill, the estimated fair value of the Company was allocated to all assets and liabilities including any recognized or unrecognized intangible assets. The allocation is done as if the Company had been acquired in a business combination, and the fair value was the price paid to acquire the Company. A hypothetical purchase price allocation involves, among other things, the assessment of core deposit intangibles, the fair value of outstanding advances and other borrowings, and assessing the fair value of our loan portfolio. These assessments involve valuation techniques that require the use of, among other things, Level 2 and Level 3 market inputs. For example, the fair value adjustment on our outstanding advances and borrowings is based upon observable trades or modeled prices using current yield curves and market spreads. The valuation of our loan portfolio included consideration of discounts that we believe were consistent with transactions occurring in the marketplace.

The results of this analysis at March 31, 2010 indicated the implied fair value of the Company’s goodwill exceeded the carrying amount of goodwill, and therefore, goodwill was not impaired. However, given the continued turmoil in the capital markets and with bank stocks in general, it is possible that our assumptions and conclusions regarding the valuation of our Company could change adversely in the future and could result in impairment of our goodwill.  While any charge resulting from a partial or full impairment of goodwill would be a non-cash charge and have no impact on the Company’s regulatory capital, the charge could have a material adverse impact on our financial position and results of operations. For more information on goodwill, see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Market Overview

Since 2009, financial markets have been mired by concerns over the downward spiraling economy and the collapse of once esteemed financial institutions.  However, for 2010, most economists are predicting it to be a better year for the economy. Although the volatility in the market is expected to continue, the stock markets show signs of  rebounding from their lows beginning in 2009 with the Dow Jones Industrial Average hurdling over 11,000 in April 2010, the first time since September 2008.  In addition, according to recent estimates released by the Commerce Department, consumer spending rose by the fastest pace in three years, helping the U.S. gross domestic product (“GDP”) grow at an annual rate of 3.2 percent during the first quarter of 2010 which also marked the third straight quarterly gain.  And during the first quarter of 2010, consumer confidence jumped to its highest level in 18 months (57.9), according to the Conference Board’s Consumer Confidence Index, as concerns about business and job markets continued to ease.  This measure is closely watched as consumer spending makes up approximately two-thirds of GDP.  The U.S. economy has showed slight signs of recovery in the labor market during the first quarter of 2010, as the unemployment rate edged back to an estimated 9.7%, down from 10% at the end of 2009.  However, some economists are concerned that some of the job growth is related to temporary Census jobs that may dissipate by the end of 2010.

At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank of Philadelphia, economic conditions in the region improved during the first quarter of 2010, but growth was considered modest.  Employment losses continued to be widespread throughout the region during the quarter, although the overall pace of declines continued to be moderate as the unemployment rate for March 2010 for New Jersey is estimated at 9.8%.  Building permits increased from February 2010 to March 2010 by 52.9% according to a recent Census Bureau report; however, analysts feel this could be reflective of federal tax credit expiring in April.

At its latest meeting in April 2010, the Federal Reserve decided to keep the Fed funds target rate unchanged in a continued effort to help stimulate economic growth.  Since December 2008, the Federal Reserve has kept the Fed funds rate, a key indicator of short-term rates such as credit card rates and home equity line of credit rates, at a range of 0.00%-0.25% with the intent of encouraging consumers and businesses to borrow and spend to help jump start the economy.  However, Fed policymakers are increasingly focused on when and how to start boosting rates once the recovery is firmly entrenched.  In an article by the Associated Press, it noted that the Fed is also cautiously considering what to do with its vast holdings of mortgage-backed securities with the challenge being to sell those assets in a way that will not increase mortgage rates and depreciate home prices.  In February 2010, the Fed increased its discount window rate, the rate charged on borrowings to member banks, to 0.75% from 0.50% which is where it had been since December 2008.

On the housing front, the Census Bureau recently reported new home sales improved at the fastest single-month rate in 47 years.  New home sales rose 26.9% in March 2010 over the previous month, the biggest percentage gain since March 1963, snapping a four-month streak of declines. This report followed an earlier release by the National Association of Realtors that reported existing home sales jumped 6.8% in March 2010 over the previous month and 16.1% over the prior comparable year period.  However, despite these encouraging numbers, analysts believe the homebuyer tax credit, which ended in April, is the likely cause of these increases.

The commercial real estate markets are expected to continue to be a challenge for banks during 2010 and beyond.  Over the next five years, analysts project that approximately $1.4 trillion in commercial real estate loans will reach the end of their terms and will require new financing, as nearly half of the borrowers of these loans owe more than the property is worth.  Commercial property values have fallen more than 40% nationally since their 2007 peak and with vacancy rates going up and rents going down, further declines in these values are expected.   Analysts feel declining values are primarily stemming from loans that were made during the height of the commercial real estate boom, between 2005 to 2007, and were based on inflated values during that time and are now coming up on the end of their terms.

The continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets to which it does business, and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three months ended March 31, 2010.

Financial Condition

Total assets decreased $46.9 million, or 1.3%, to $3.53 billion at March 31, 2010 as compared to $3.58 billion at December 31, 2009. Total loans before allowance for loan losses decreased $20.1 million, or 0.7%, and investment securities decreased $27.1 million, or 6.1%. These decreases were offset by an increase in other assets of $15.7 million, or 17.6%. Total liabilities decreased $46.4 million, or 1.4%, to $3.18 billion at March 31, 2010 compared to $3.22 billion at December 31, 2009. Federal funds purchased decreased $64.0 million, or 71.9%, offset by an increase in deposits of $15.5 million, or 0.5%.

Total loans receivable before allowance for loan losses decreased $20.1 million, or 0.7%, to $2.70 billion at March 31, 2010 as compared to $2.72 billion at December 31, 2009. This decrease was primarily driven by a decline in commercial and industrial loans of $10.4 million, or 0.5%, due to a competitive rate environment and a continued softening in loan demand brought on by the impact of the recent recession. Despite the current economic environment, the Company has not altered its credit underwriting standards.

Total non-performing loans were $86.1 million at March 31, 2010, or 3.2% of total loans, compared to $95.8 million, or 3.5%, at December 31, 2009. Non-performing loans decreased $9.8 million, or 10.2%, primarily as a result of a decrease in non-accrual loans of $9.5 million, or 10.8%. Non-accrual loans increased $16.6 million primarily due to the addition of six commercial relationships, offset by reductions of $26.4 million, resulting in a net decrease of $9.5 million. The $26.4 million decrease in non-accrual loans during the three months ended March 31, 2010 was primarily attributable to the execution of a $19.4 million troubled debt restructuring whereby a previous non-performing loan relationship was returned to performing status. This relationship was returned to accrual status as a result of demonstrating sustained historical payment performance for a reasonable time prior to the restructuring. The restructuring includes a revolving line of credit of $6.5 million, of which $5.7 million was utilized as of March 31, 2010. Delinquencies remain at elevated levels, however the Company has began to see signs of stabilization of delinquency levels compared to this time last year, where delinquencies were rising at a rapid pace. Overall, commercial delinquencies showed a modest increase but non-commercial, primarily consumer, remained flat on the linked quarter basis.

The Company’s allowance for losses on loans increased to $63.3 million, or 2.35%, of loans receivable at March 31, 2010 from $59.9 million, or 2.21% of loans receivable, at December 31, 2009. The provision for loan losses was $9.6 million for the three months ended March 31, 2010 compared to $4.0 million for the same period in 2009. The Company has experienced additional strain within the hospitality sector. Active reappraisals and assessments of borrower cash flows are conducted by the Company and used when determining the appropriate level of provision. Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves. Net charge-offs for the three months ended March 31, 2010 were $6.3 million, or 0.2% of average loans outstanding, and primarily driven by one commercial relationship for $5.5 million. The most significant write down during the three months ended March 31, 2010 was $5.5 million that resulted from a lending relationship to a local country club. The decrease in discretionary spending that was a noteworthy highlight of 2009’s economic downturn severely impacted the membership of this club resulting in a non-performing and impaired loan. The charge-off was based upon the reappraisal of the property which showed a reduced value from original underwriting.

Real estate owned decreased $5.8 million to $3.7 million at March 31, 2010 as compared to December 31, 2009. During the three months ended March 31, 2010, the Company sold one commercial warehouse property with a carrying value of $8.0 million and recognized a loss of $12,000. In addition, during the first three months of 2010, the Company added two commercial properties to the real estate owned portfolio, at a total cost of $2.2 million. Both of these properties were previously classified as non-accrual loans at December 31, 2009. There are nine properties currently housed in our real estate owned portfolio of which two are bank branches.

Investment securities available for sale decreased $25.7 million, or 5.9%, to $409.1 million at March 31, 2010. Investment securities held to maturity decreased $1.4 million, or 20.5%, from $7.0 million at December 31, 2009 to $5.5 million at March 31, 2010. The investment securities portfolio decreased primarily as a result of maturities. The Company’s reinvestment strategy for the remainder of 2010 is to modestly reduce the average life and duration of its investment portfolio.

Bank owned life insurance (“BOLI”) increased from $77.8 million at December 31, 2009, to $78.3 million at March 31, 2010. The increase of $538,000 represents the increase in the cash surrender value of the policies, which is included in non-interest income in the Unaudited Condensed Consolidated Statement of Operations, during the three months ended March 31, 2010.

Other assets increased $15.7 million, or 17.6%, to $104.9 million at March 31, 2010 from $89.2 million at December 31, 2009. This increase was primarily the result of an $11.7 million receivable due from government-sponsored agencies as a result of pay downs on mortgage-backed securities within the Company’s investment portfolio as of March 31, 2010. In addition, the fair value of the Company’s financial derivative instruments offered to commercial customers increased $5.2 million due to a decrease in forward-looking benchmark interest rates and a reduction in underlying notional values applied in the valuation of these instruments. This increase is offset by a $5.2 million increase in the fair value of related financial derivative instruments recorded in the other liabilities section of the Unaudited Condensed Consolidated Statements of Financial Condition. For more information on the Company’s financial derivative instruments, please see Note 6 of the Notes to Unaudited Condensed Consolidated Statements.

Total deposits at March 31, 2010 were $2.92 billion, an increase of $15.5 million, or 0.5%, from December 31, 2009. Core deposits, which exclude all certificates of deposit, increased $59.3 million to $2.03 billion, or 69.4% of total deposits at March 31, 2010, as compared to $1.97 billion, or 67.8% of total deposits at December 31, 2009. This increase was offset with a decrease in certificates of deposit, including those placed through brokers, of $43.7 million for the same period. During 2009, the Company aggressively lowered interest rates on deposits, which resulted in a shift from certificates of deposit into interest-bearing demand deposits. The Company continued to experience a similar deposit trend during the first quarter 2010.

Total borrowings, excluding debentures held by trusts, decreased $67.3 million, or 46.0%, to $78.9 million at March 31, 2010 from $146.2 million at December 31, 2009. The decrease was primarily a result of a decrease in federal funds purchased of $64.0 million and a reduction in securities sold under agreements to repurchase of $2.9 million.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

Overview. The Company recognized a net loss available to common shareholders for the three months ended March 31, 2010 of $762,000, or a $0.03 net loss per common share, compared to a net loss of $820,000, or a $0.04 net loss per common share, for the same period in 2009. The three months ended March 31, 2009 included dividends on preferred shares and accretion of the original insurance discount on preferred shares of $1.2 million, or $0.06 per common share, and an other-than-temporary impairment (“OTTI”) charge of $278,000 (pre-tax), or $0.01 per common share.

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

Net interest income (on a tax-equivalent basis) increased $5.9 million to $28.2 million for the three months ended March 31, 2010, from $22.3 million for the same period in 2009. Interest income (on a tax-equivalent basis) decreased $547,000 from the prior period to $37.3 million while interest expense decreased $6.4 million from the prior period to $9.2 million. The interest rate spread and net interest margin (on a tax-equivalent basis) for the three months ended March 31, 2010 was 3.35% and 3.56%, respectively, compared to 2.33% and 2.74%, respectively, for the same period in 2009. The increase in margin for the three months ended March 31, 2010 over the comparable prior year period reflects the Company’s continued focus on margin improvement initiatives which began in 2009. Such initiatives include the imposition of interest rate floors on new and renewable variable rate loans and a planned reduction in deposit rates, particularly certificates of deposit, which resulted in a shift from higher cost deposit products to lower cost core deposits.

Interest income (on a tax-equivalent basis) decreased $547,000, or 1.4%, for the three months ended March 31, 2010, as compared to the same period in 2009. This decrease was primarily volume driven as average loans receivable decreased $25.6 million, or 0.9%, and average investment securities decreased $17.2 million, or 3.7%, which resulted in a reduction to interest income of $441,000 and $205,000, respectively. The reduction in volume of average interest-earning assets was primarily due to softening loan demand and the principal pay down of mortgage-backed securities.

Interest expense decreased $6.4 million, or 41.1%, for the three months ended March 31, 2010, as compared to the same period in 2009. This decrease was primarily interest rate driven as the cost of average interest-bearing deposits decreased 96 basis points, which resulted in a reduction to interest expense of $4.7 million. In addition, average interest-bearing deposits decreased $60.6 million, or 2.4%, which further decreased interest expense $1.6 million. During 2009, the Company aggressively lowered interest rates on deposits, which continued during the first three months of 2010. The Company expects market competition for deposits will remain intense during 2010.

Table 1 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended March 31, 2010 and 2009. Average balances are derived from daily balances.

Table 1: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$2,241,443	$26,166	4.67%	$2,229,016	$25,077	4.50%
Home equity	258,359	3,032	4.69	268,921	3,500	5.21
Second mortgage	67,435	1,063	6.31	81,854	1,307	6.39
Residential real estate	73,333	1,019	5.56	70,868	1,070	6.04
Other	63,804	1,106	6.93	79,324	1,238	6.24
Total loans receivable	2,704,374	32,386	4.79	2,729,983	32,192	4.72
Investment securities(3)	449,691	4,957	4.41	466,898	5,666	4.85
Interest-earning deposits with banks	9,618	4	0.17	60,040	36	0.24
Federal funds sold	-	-	-	380	-	-
Total interest-earning assets	3,163,683	37,347	4.72	3,257,301	37,894	4.65
Non-interest-earning assets:
Cash and due from banks	45,194			49,135
Bank properties and equipment, net	53,081			48,471
Goodwill and intangible assets, net	141,859			146,210
Other assets	150,427			143,441
Total non-interest-earning assets	390,561			387,257
Total assets	$3,554,244			$3,644,558

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,260,824	2,781	0.88%	$983,372	2,746	1.12%
Savings deposits	301,302	651	0.86	297,590	846	1.14
Time deposits	916,491	4,195	1.83	1,258,253	10,338	3.29
Total interest-bearing deposit accounts	2,478,617	7,627	1.23	2,539,215	13,930	2.19
Short-term borrowings:
Federal funds purchased	47,556	63	0.53	3,561	5	0.56
Securities sold under agreements to repurchase - customers	15,487	5	0.13	16,610	10	0.24
Long-term borrowings:
FHLBNY advances(4)	30,019	343	4.57	36,976	374	4.05
Obligations under capital lease	8,281	138	6.67	5,178	95	7.34
Junior subordinated debentures	92,786	1,008	4.35	92,786	1,186	5.11
Total borrowings	194,129	1,557	3.21	155,111	1,670	4.31
Total interest-bearing liabilities	2,672,746	9,184	1.37	2,694,326	15,600	2.32
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	440,860			397,237
Other liabilities	80,163			107,955
Total non-interest-bearing liabilities	521,023			505,192
Total liabilities	3,193,769			3,199,518
Shareholders' equity	360,475			445,040
Total liabilities and shareholders' equity	$3,554,244			$3,644,558
Net interest income		$28,163			$22,294
Interest rate spread(5)			3.35%			2.33%
Net interest margin(6)			3.56%			2.74%
Ratio of average interest-earning assets to average interest-bearing liabilities			118.37%			120.89%

(1) Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3)  Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustment for three months ended March 31, 2010 and 2009 was $540,000 and $455,000, respectively.

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

 Table 2: Quarterly Rate-Volume Variance Analysis(1)

	For the Three Months Ended March 31, 2010 vs. 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$140	$949	$1,089
Home equity	(132)	(336)	(468)
Second mortgage	(228)	(16)	(244)
Residential real estate	36	(87)	(51)
Other	(257)	125	(132)
Total loans receivable	(441)	635	194
Investment securities	(205)	(504)	(709)
Interest-bearing deposit accounts	(24)	(8)	(32)
Total interest-earning assets	(670)	123	(547)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	681	(646)	35
Savings deposits	10	(205)	(195)
Time deposits	(2,332)	(3,811)	(6,143)
Total interest-bearing deposit accounts	(1,641)	(4,662)	(6,303)
Short-term borrowings:
Federal funds purchased	58	-	58
Securities sold under agreements to repurchase - customers	(1)	(4)	(5)
Long-term borrowings:
FHLBNY advances(2)	(75)	44	(31)
Obligations under capital lease	52	(9)	43
Junior subordinated debentures	-	(178)	(178)
Total borrowings	34	(147)	(113)
Total interest-bearing liabilities	(1,607)	(4,809)	(6,416)
Net change in net interest income	$937	$4,932	$5,869
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

Provision for Loan Losses. The Company recorded a provision for loan losses of $9.6 million during the three months ended March 31, 2010, as compared to $4.0 million for the same period in 2009. The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, decreased $40.5 million, or 1.5%, to $2.70 billion at March 31, 2010 as compared to $2.74 billion at March 31, 2009. The ratio of allowance for loan losses to gross loans receivable was 2.35% at March 31, 2010 as compared to 1.44% at March 31, 2009. Net charge-offs for the three months ended March 31, 2010 were $6.3 million, or 0.2% of average loans outstanding, as compared to $1.9 million during the same period in 2009. Net charge-offs during the three months ended March 31, 2010 were primarily driven by one commercial relationship for $5.5 million, which was previously performing as of December 31, 2009. The Company continues to provide for higher provision levels based on a continuing elevated level of delinquencies, non-accrual loans and criticized and classified loans which reflect, in part, the impact of the recent recession on many of the Company’s commercial customers, especially those in the hospitality industry.

The provision recorded is the amount necessary to bring the allowance for loan losses to a level deemed appropriate by management based on the current risk profile of the portfolio. At least monthly, management performs an analysis to identify the inherent risk of loss in the Company’s loan portfolio. This analysis includes a qualitative evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, delinquencies, and other factors. Additionally, management updates the migration analysis and historic loss experience on a quarterly basis.

Non-Interest Income. Non-interest income increased $330,000, or 6.2%, to $5.7 million for the three months ended March 31, 2010, as compared to $5.3 million for the same period in 2009. This increase was primarily attributable to the OTTI charge of $278,000 recognized on two pooled trust preferred securities during the three months ended March 31, 2009. The Company did not incur any OTTI charges during the three months ended March 31, 2010.

Non-Interest Expense. Non-interest expense increased $2.3 million, or 9.5%, to $26.1 million for the three months ended March 31, 2010 as compared to $23.8 million for the same period in 2009. The increase over prior year was primarily the result of planned increases in salaries and benefits of $896,000 million due to the addition of new business line staff and increases in sales commissions and stock compensation expense. In addition, occupancy expense increased $405,000 primarily related to snow removal costs and other expenses increased by $599,000 primarily attributable to problem loan costs of $610,000.

Income Tax Benefit. The income tax benefit increased $598,000, to $1.6 million for the three months ended March 31, 2010 as compared to $1.0 million for the same period in 2009. The income tax benefit recognized during the first quarter 2010 was the result of the Company recognizing a pre-tax loss of $2.4 million in combination with the relatively large levels of tax-free income earned on tax-exempt securities and BOLI policies.

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

The major source of the Company's funding is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained from a variety of wholesale funding sources as well, including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other secured and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes; however, this funding source is currently limited to 3.5% of the Bank’s total liabilities in accordance with a written agreement between the Bank and the OCC as discussed later in this section. In a continued effort to balance deposit growth and net interest margin, especially in the current interest environment and with highly competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. During the first quarter 2010, the Company continued to experience a shift from certificates of deposit into interest-bearing demand deposits. As a result, core deposits, which exclude all certificates of deposit, increased $59.3 million to $2.03 billion, or 69.4% of total deposits at March 31, 2010, as compared to $1.97 billion, or 67.8% of total deposits at December 31, 2009. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $311.0 million and the FHLBNY of approximately $35.1 million. At March 31, 2010, $29.9 million of the Company’s secured borrowing capacity through the FHLBNY, was utilized. At March 31, 2010, the Company had no secured borrowings through the Federal Reserve Bank. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of approximately $85.0 million, of which $25.0 million was utilized as of March 31, 2010. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of March 31, 2010, the Company had a par value of $449.9 million and $117.3 million in loans and securities, respectively, pledged as collateral on secured borrowings with the Federal Reserve and FHLBNY.

The Company's primary uses of funds are the origination of loans; the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending March 31, 2011 total $718.1 million, or approximately 80.3% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

Total loans receivable decreased $20.1 million, or 0.7%, during the first three months of 2010. The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs.

The Company is subject to risk-based capital guidelines adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under the requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Total Capital, Tier 1 Capital and Leverage (Tier 1 Capital divided by average assets) ratios are maintained. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets and certain off-balance sheet items as calculated under regulatory practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices.

On April 15, 2010, the Bank entered into a written agreement (the “Agreement”) with the OCC which contained requirements to develop and implement a profitability and capital plan which will provide for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment.  The capital plan should also contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC.

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. As noted earlier in this section, the Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At March 31, 2010, the Bank’s brokered deposits represented 2.2% of its total liabilities.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to achieve, by June 30, 2010, and thereafter maintain, a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At March 31, 2010, the Bank met two of the three capital ratios as our Tier 1 Leverage ratio was 8.80% and our Tier 1 Capital ratio was 9.73%. At March 31, 2010, the Bank did not meet the requirement for its Total Capital ratio, which was 10.99%. Management is evaluating various strategies to achieve this capital level by June 30, 2010.

Management is committed to taking all of the necessary measures to ensure the Bank becomes fully compliant with the items contained in the Agreement and through immediate actions believes the Bank has already made substantial progress with many of the provisions.

The following table provides the both the Company’s and the Bank’s risk-based capital ratios as of March 31, 2010:

 Table 3: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$353,925	11.49%	$246,353	8.00%	N/A
Sun National Bank	338,067	10.99	246,019	8.00	$307,524	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	315,114	10.23	123,176	4.00	N/A
Sun National Bank	299,307	9.73	123,010	4.00	184,815	6.00
Leverage ratio:
Sun Bancorp, Inc.	315,113	9.21	136,914	4.00	N/A
Sun National Bank	299,307	8.80	136,098	4.00	170,123	5.00
(1) Not applicable for bank holding companies.
(2) At March 31, 2010, the Bank was considered to be “well capitalized” under the Prompt Corrective Action regulations of the OCC; however, because the Bank entered into the Agreement, it will no longer be considered “well capitalized” under these regulations.

The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013. In April 2010, the FDIC adopted an interim rule providing a six-month extension of the Transaction Account Guarantee (“TAG”) program for insured depository institutions until December 31, 2010, with the possibility of an additional 12-month extension of the program without further rulemaking.  Insured institutions currently participating in the TAG program that wish to opt out of the extension have until April 30, 2010 to submit their request, which will become effective on July 1, 2010.  For institutions choosing to remain in the TAG program, after July 1, 2010, the basis for calculating the current assessments, as well as, the interest rates on negotiable order of withdrawal (“NOW”) accounts guaranteed under the program, will be modified.  Currently, the TAG program provides depositors with unlimited coverage for non-interest-bearing transaction accounts and low-interest NOW accounts. The Bank has opted to participate in the upcoming extension.

In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 30, 2009, the Company paid the FDIC prepaid assessment of $18.3 million, of which approximately $1.1 million applies to the first quarter 2010.  At March 31, 2010, the Company’s prepaid assessment balance was $16.1 million.  Beginning in the second quarter 2010, the Company’s FDIC assessment rate will increase 6 basis points.

The Company’s capital securities are deconsolidated in accordance with GAAP and qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2009, and would have limited capital securities and other restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2009, the Federal Reserve Board extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25 percent of all core capital elements, including goodwill. The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2010, the entire $90.0 million in capital securities qualify as Tier 1.

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at March 31, 2010. Per the Agreement, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC.

See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at March 31, 2010 was $59.7 million and the portion of the exposure not covered by collateral was approximately $685,000. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition, consistent with FASB ASC 825, Financial Instruments. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 5, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at March 31, 2010 and December 31, 2009 was $1.0 million and $965,000, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

In October 2007, Visa Inc. (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008. At the time of the announcement, the Company was a member of the Visa USA network. As part of Visa’s restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests. The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007. In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not a named defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, in accordance with Visa’s by-laws, the Company and other Visa USA, Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. On July 16, 2009, Visa deposited an additional $700 million into the litigation escrow account previously established to satisfy specific settlement obligations. Visa funded the additional amount into the escrow account by reducing each Class B shareholders’ conversion ratio to Visa Class A shares from 0.6296 to 0.5824. The Company currently has 7,672 Class B shares, with a zero cost basis. The Company's indemnification obligation is limited to its proportionate interest in Visa USA, Inc. The Company determined that its potential indemnification obligations based on its proportionate share of ownership in Visa USA was not material at March 31, 2010.

Recent Accounting Principles

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This guidance removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. FASB ASU 2010-09 is intended to remove potential conflicts with the SEC’s literature and all of the amendments are effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. The Company adopted the new guidance upon issuance and the guidance did not have an impact on the Company’s financial condition or results of operations.

In January 2010, the FASB issued FASB ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires: (1) disclosure of the significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, FASB ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in FASB ASC 820, Fair Value Measurements and Disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for disclosures about purchases, sale, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. The Company adopted the guidance on January 1, 2010 and the guidance did not have an impact on the Company’s financial condition or results of operations. See Note 11 for more information on the Company’s fair value measurements.

In June 2009, the FASB issued new guidance that impacted FASB ASC 810. The new guidance significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. The new guidance also addresses the effect of changes required by FASB ASC 860, Transfers and Servicing, and addresses concerns that the accounting and disclosures do not always provide timely and useful information about an entity’s involvement in a variable interest entity. The guidance was effective January 1, 2010 and did not have an impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued new guidance that impacted FASB ASC 860. The new guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”), modifies the criteria for applying sale accounting to transfers of financial assets or portions of financial assets, differentiates between the initial measurement of an interest held in connection with the transfer of an entire financial asset recognized as a sale and participating interests recognized as a sale, and removes the provision allowing classification of interests received in a guaranteed mortgage securitization transaction that does not qualify as a sale as available for sale or trading securities. The new guidance will improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. The guidance was effective for January 1, 2010 and did not have an impact on the Company’s financial condition or results of operations.

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

At March 31, 2010, the Company’s gap analysis showed an asset sensitive position with total interest-bearing assets maturing or re-pricing within one year exceeding interest-earning liabilities maturing or re-pricing during the same time period by $280.3 million, representing a positive one-year gap ratio of 7.9%. All amounts are categorized by their actual maturity, anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis, at March 31, 2010, show a position that is relatively neutral to interest rates with a slightly more negative bias as rates decrease. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 4 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of March 31, 2010. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 4: Sensitivity Profile

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	-0.5
+100	-0.4
-100	-0.2
-200	-1.5

Derivative Financial Instruments. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. In general, the derivative transactions entered into by the Company fall into one of two types: a fair value hedge of a specific fixed-rate loan agreement and an economic hedge of a derivative offering to a Bank customer. Derivative financial instruments involve, to varying degrees, interest rate, market and credit risk. The Company manages these risks as part of its asset and liability management process and through credit policies and procedures. The Company seeks to minimize counterparty credit risk by establishing credit limits and collateral agreements. The Company does not use derivative financial instruments for trading purposes. For more information on the Company’s financial derivative instruments, please see Note 6 of the Notes to Unaudited Condensed Consolidated Statement.

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

The Company is not engaged in any legal proceedings of a material nature at March 31, 2010. In the ordinary course, the Company is from time to time party to legal proceedings incident to its business.  While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission, except for the following:

We have entered into a written agreement with the OCC which will require us to designate a significant amount of resources to complying with the agreement.

On April 15, 2010, the Bank entered into a written agreement with the OCC (the “Agreement”). The Agreement requires us to take certain actions, including, but not limited to:

•Establishing and submitting to the OCC a written capital plan, covering at least a three year period providing for the maintenance of adequate capital to support the Bank’s risk profile and containing a dividend policy allowing dividends only if the Bank is in compliance with its capital plan and obtains the prior approval of the OCC;
•Implementing a program to protect the Bank’s interest in criticized or classified assets;
•Reviewing and revising the Bank’s loan review program;
•Revising the Bank’s credit administration policies; and
•Limiting the Bank’s brokered deposits to not more than 3.5% of total deposits unless the prior approval of the OCC is obtained.

The OCC has also established individual minimum capital ratios requiring the Bank to continue to maintain Tier 1 Capital at least equal to 8.50% of adjusted total assets, to continue to maintain Tier 1 Capital at least equal to 9.50% of risk-weighted assets and to achieve, by June 30, 2010, and thereafter maintain, Total Capital at least equal to 11.50% of risk-weighted assets. At March 31, 2010, the Bank was in compliance with two of the three minimum capital ratios. The Bank had Tier 1 Capital equal to 8.80% of adjusted total assets, Tier 1 Capital equal to 9.73% of risk-weighted assets and Total Capital equal to 10.99% of risk-weighted assets at March 31, 2010.

While subject to the Agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms. There also is no guarantee that we will successfully address the OCC’s concerns in the Agreement or that we will be able to fully comply with the Agreement. If we do not comply with the Agreement, we could be subject to further regulatory actions, including regulatory enforcement actions.

While we currently meet two of the three minimum capital ratios, we do not currently meet the minimum ratio of Total Capital to risk-weighted assets which we must meet by June 30, 2010.

The OCC has directed the Bank to achieve, by June 30, 2010, and thereafter maintain, Total Capital at least equal to 11.50% of risk-weighted assets. At March 31, 2010, we did not meet this requirement and would have needed approximately $16 million in additional capital to meet this requirement.  We are considering various strategies to help us achieve this capital level by June 30, 2010, but there is no assurance that any such strategy can be completed successfully by that date.  Moreover, any further increases to our allowance for loan losses and operating losses would negatively impact our capital levels and make it more difficult to maintain or achieve the capital levels directed by the OCC.  If we fail to meet or maintain the required capital levels by June 30, 2010, the OCC could take additional enforcement action against us, including the imposition of further operating restrictions.

The Agreement’s limitation on brokered deposits could impact our liquidity.

Per the terms of the Agreement, brokered deposits may not exceed 3.5% of total liabilities without the prior approval of the OCC.  At March 31, 2010, brokered deposits represented 2.2% of total liabilities.  We have historically used brokered deposits as part of our liquidity strategy and to supplement other funding sources such as customer deposits, Fed funds and FHLB advances. This restriction could serve to limit our potential sources of liquidity in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3.	Defaults upon Senior Securities
Not applicable
Item 4.	Reserved.
Not applicable
Item 5.	Other Information
Not Applicable
Item 6.	Exhibits
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

Sun Bancorp, Inc.
Registrant

Date: May 10, 2010	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer

Date: May 10, 2010	/s/ Robert B. Crowl
Robert B. Crowl
Executive Vice President and
Chief Financial Officer

Date: May 10, 2010	/s/ Debra Weiss
Debra Weiss
Chief Accounting Officer and
Controller