Form 10-Q
period 2010-06-30
SUN BANCORP INC /NJ/
filed 2010-08-06
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or
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
Yes [  ] No [x]

Common Stock, $1.00 Par Value – 23,496,027 Shares Outstanding at August 5, 2010

SUN BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$49,233	$53,857
Interest-earning bank balances	3,577	5,263
Cash and cash equivalents	52,810	59,120
Investment securities available for sale (amortized cost of $413,215 and $435,267 at June 30, 2010 and December 31, 2009, respectively)	408,464	434,738
Investment securities held to maturity (estimated fair value of $4,655 and $7,121 at June 30, 2010 and December 31, 2009, respectively)	4,497	6,955
Loans receivable (net of allowance for loan losses of $73,752 and $59,953 at June 30, 2010 and December 31, 2009, respectively)	2,671,752	2,657,694
Restricted equity investments	15,401	15,499
Bank properties and equipment, net	52,655	53,246
Real estate owned	3,828	9,527
Accrued interest receivable	11,380	12,235
Goodwill	38,188	127,894
Intangible assets, net	12,474	14,316
Deferred taxes, net	43,153	20,721
Bank owned life insurance (BOLI)	73,659	77,753
Other assets	124,049	89,207
Total assets	$3,512,310	$3,578,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,961,816	$2,909,268
Federal funds purchased	37,000	89,000
Securities sold under agreements to repurchase – customers	17,156	18,677
Advances from the Federal Home Loan Bank of New York (FHLBNY)	4,613	15,215
Securities sold under agreements to repurchase – FHLBNY	15,000	15,000
Obligations under capital lease	8,217	8,301
Junior subordinated debentures	92,786	92,786
Other liabilities	102,561	74,065
Total liabilities	3,239,149	3,222,312

Commitments and contingencies (see Note 11)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $1 par value, 50,000,000 shares authorized; 25,588,859 shares issued and 23,482,136 shares outstanding at June 30, 2010; 25,435,994 shares issued and 23,329,271 shares outstanding at December 31, 2009	25,589	25,436
Additional paid-in capital	363,332	362,189
Retained deficit	(86,529)	(4,597)
Accumulated other comprehensive loss	(2,855)	(149)
Deferred compensation plan trust	(214)	(124)
Treasury stock at cost, 2,106,723 shares at June 30, 2010 and December 31, 2009	(26,162)	(26,162)
Total shareholders’ equity	273,161	356,593
Total liabilities and shareholders’ equity	$3,512,310	$3,578,905
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010		2009	2010	2009
INTEREST INCOME
Interest and fees on loans		$32,926	$32,996	$65,312	$65,188
Interest on taxable investment securities		2,850	3,706	6,039	7,936
Interest on non-taxable investment securities		888	882	1,893	1,726
Dividends on restricted equity investments		206	217	433	390
Total interest income		36,870	37,801	73,677	75,240
INTEREST EXPENSE
Interest on deposits		7,236	12,405	14,863	26,335
Interest on funds borrowed		431	479	980	963
Interest on junior subordinated debentures		1,023	1,133	2,031	2,319
Total interest expense		8,690	14,017	17,874	29,617
Net interest income		28,180	23,784	55,803	45,623
PROVISION FOR LOAN LOSSES		13,978	6,950	23,578	10,950
Net Interest income after provision for loan losses		14,202	16,834	32,225	34,673
NON-INTEREST INCOME
Service charges on deposit accounts		3,044	3,096	5,988	6,140
Other service charges		99	79	178	161
Gain on sale of loans		712	693	1,315	1,038
Gain on derivative instruments		-	85	-	212
Investment products income		792	756	1,395	1,278
BOLI income		539	561	1,077	1,074
Net impairment losses on available for sale securities:
Total impairment losses	$-		$(6,432)	$-	$(6,710)
Portion of loss recognized in other comprehensive income (before taxes)	-		1,874	-	1,874
Net impairment losses recognized in earnings		-	(4,558)	-	(4,836)
Derivative credit valuation adjustment		(1,980)	38	(2,011)	70
Other		1,210	982	2,125	1,916
Total non-interest income		4,416	1,732	10,067	7,053
NON-INTEREST EXPENSE
Salaries and employee benefits		14,361	13,216	27,220	25,179
Occupancy expense		2,895	2,782	6,435	5,917
Equipment expense		1,750	1,685	3,486	3,223
Data processing expense		1,101	1,052	2,187	2,062
Amortization of intangible assets		921	1,178	1,842	2,355
Goodwill impairment		89,706	-	89,706	-
Insurance expense		2,020	3,330	3,527	4,773
Professional fees		459	507	1,043	885
Advertising expense		532	871	1,112	1,416
Real estate owned expense, net		94	93	310	273
Other		3,847	2,936	6,894	5,384
Total non-interest expense		117,686	27,650	143,762	51,467
LOSS BEFORE INCOME TAXES		(99,068)	(9,084)	(101,470)	(9,741)
INCOME TAX BENEFIT		(17,898)	(4,450)	(19,538)	(5,492)
NET LOSS		(81,170)	(4,634)	(81,932)	(4,249)
Preferred stock dividend and discount accretion		-	4,146	-	5,351
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS		$(81,170)	$(8,780)	$(81,932)	$(9,600)
Basic loss per share		$(3.46)	$(0.38)	$(3.50)	$(0.42)
Diluted loss per share		$(3.46)	$(0.38)	$(3.50)	$(0.42)
Weighted average shares – basic	23,431,305		23,103,975	23,398,538	23,073,683
Weighted average shares – diluted	23,431,305		23,103,975	23,398,538	23,073,683
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Deferred Compensation Plan Trust	Treasury Stock	Total
BALANCE, JANUARY 1, 2009	$-	$24,037	$351,430	$22,580	$(13,377)	$-	$(26,162)	$358,508
Adjustment to adopt FASB ASC 320-10 (net of tax of $2.1 million)	-	-	-	3,110	(3,110)	-	-	-
Comprehensive income:
Net loss	-	-	-	(4,249)	-	-	-	(4,249)
Unrealized gains on available for sale securities net of reclassification adjustment, net of tax (See Note 1)	-	-	-	-	7,840	-	-	7,840
Portion of impairment loss transferred to earnings, net of tax (See Note 1)	-	-	-	-	2,860	-	-	2,860
Portion of impairment loss recognized in other comprehensive income, net of tax (See Note 1)	-	-	-	-	(2,001)	-	-	(2,001)
Comprehensive income								4,450
Issuance of preferred stock (net of original discount of $4.1 million)	85,175	-	-	-	-	-	-	85,175
Redemption of preferred stock	(89,310)	-	-	-	-	-	-	(89,310)
Discount accretion	4,135	-	-	(4,135)	-	-	-	-
Preferred stock issuance cost	-	-	-	(112)	-	-	-	(112)
Issuance of common stock	-	101	490	-	-	-	-	591
Issuance of warrant	-	-	4,135	-	-	-	-	4,135
Redemption of warrant	-	-	(2,100)	-	-	-	-	(2,100)
Stock-based compensation	-	14	437	-	-	(21)	-	430
Stock dividend	-	1,099	6,703	(7,802)	-	-	-	-
Cash paid for fractional shares resulting from stock dividend	-	-	-	(3)	-	-	-	(3)
Preferred stock dividends	-	-	-	(1,104)	-	-	-	(1,104)
BALANCE, JUNE 30, 2009	$-	$25,251	$361,095	$8,285	$(7,788)	$(21)	$(26,162)	$360,660

BALANCE, JANUARY 1, 2010	$-	$25,436	$362,189	$(4,597)	$(149)	$(124)	$(26,162)	$356,593
Comprehensive loss:
Net loss				(81,932)				(81,932)
Unrealized loss on available for sale securities net of reclassification adjustment, net of tax (See Note 1)					(2,706)			(2,706)
Comprehensive loss								(84,638)
Issuance of common stock		143	480			(90)		533
Stock-based compensation		10	663					673
BALANCE, JUNE 30, 2010	$-	$25,589	$363,332	$(86,529)	$(2,855)	$(214)	$(26,162)	$273,161
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(81,932)	$(4,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	23,578	10,950
Depreciation, amortization and accretion	5,509	5,386
Goodwill impairment	89,706	-
Write down of book value of bank properties and equipment and real estate owned	25	212
Impairment charge on available for sale securities	-	4,836
Net gain on sales or call of investment securities available for sale	(160)	(18)
Net loss on sale of real estate owned	9	59
Gain on sale of loans	(1,315)	(1,038)
Increase in cash value of BOLI	(1,077)	(1,074)
Deferred income taxes	(20,916)	(4,826)
Stock-based compensation	673	430
Shares contributed to employee benefit plans	325	315
Loans originated for sale	(77,682)	(79,883)
Proceeds from the sale of loans	74,723	69,770
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	855	985
Other assets	(14,570)	(1,572)
Other liabilities	6,189	1,291
Net cash provided by operating activities	3,940	1,574
INVESTING ACTIVITIES
Purchases of investment securities available for sale	(99,068)	(28,359)
Net redemption of restricted equity securities	98	796
Proceeds from maturities, prepayments or calls of investment securities available for sale	101,595	55,594
Proceeds from maturities, prepayments or calls of investment securities held to maturity	2,453	4,123
Proceeds from sale of investment securities	21,104	-
Proceeds from death benefit from BOLI	5,171	-
Net (increase) decrease in loans	(35,949)	4,005
Purchases of bank properties and equipment	(2,087)	(3,116)
Proceeds from sale of real estate owned	8,022	189
Net cash provided by investing activities	1,339	33,232
FINANCING ACTIVITIES
Net increase (decrease) in deposits	52,548	(20,862)
Net (repayments) borrowings of federal funds purchased	(52,000)	16,000
Net repayments of securities sold under agreements to repurchase - customer	(1,521)	(2,929)
Repayment of advances from FHLBNY	(10,602)	(26,276)
Repayment of obligations under capital leases	(84)	(36)
Proceeds from the issuance of preferred stock and warrant	-	89,310
Redemption of preferred stock	-	(89,310)
Redemption of warrant	-	(2,100)
Payment of preferred stock dividend	-	(1,104)
Preferred stock issuance costs	70	(112)
Proceeds from issuance of common stock	-	49
Cash paid for fractional interests resulting from stock dividend	-	(3)
Net cash used in financing activities	(11,589)	(37,373)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,310)	(2,567)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	59,120	58,433
CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,810	$55,866
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$18,950	$28,451
Income taxes paid	110	3,065
Income tax refunds	2,724	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Receivable on principal pay downs of mortgage-backed securities	$2,993	$9,056
Transfer of loans to real estate owned	2,356	1,500
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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the accompanying notes thereto included in the Annual Report on Form 10-K, as amended, of Sun Bancorp, Inc. (the “Company”) for the year ended December 31, 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, goodwill, income taxes and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

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

Loans Held for Sale. Included in loans receivable is approximately $11.0 million and $7.1 million of loans held for sale at June 30, 2010 and December 31, 2009, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis.

Other Comprehensive Loss. The Company classifies items of other comprehensive loss by their nature and displays the accumulated balance of other comprehensive loss separately from retained deficit and additional paid-in capital in the equity section of the Unaudited Condensed Consolidated Statements of Financial Condition. Amounts categorized as other comprehensive loss represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment ("OTTI") loss not recorded in earnings. Reclassifications are made to avoid double counting in comprehensive loss items which are displayed as part of net income for the period. These reclassifications are as follows for the six months ended June 30, 2010 and 2009:

Disclosure of Reclassification Amounts, Net of Tax

	For the Six Months Ended June 30,
	2010			2009
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding (loss) gain on securities available for sale during the period	$(4,062)	$1,516	$(2,546)	$12,324	$(4,472)	$7,852
Cumulative effect of adopting FASB ASC 320-10	-	-	-	(5,258)	2,148	(3,110)
Less:
Reclassification adjustment for net gain included in net income(1), (2)	(160)	-	(160)	(18)	6	(12)
Reclassification adjustment for net impairment loss recognized in earnings (1)	-	-	-	4,836	(1,976)	2,860
Reclassification adjustment for portion of impairment loss recognized in other comprehensive loss	-	-	-	(3,387)	1,386	(2,001)
Net unrealized (loss) gain on securities available for sale	$(4,222)	$1,516	$(2,706)	$8,497	$(2,908)	$5,589
(1) All amounts are included in non-interest income in the Unaudited Condensed Consolidated Statements of Operations.
(2) Reclassification adjustment for the six months ended June 30, 2010 is tax exempt as all sales/calls during the period were municipal securities.

Recent Accounting Principles. In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires disclosure on a disaggregated basis at two levels, portfolio segments and classes of financing receivables. This guidance also requires a rollforward schedule of the allowance for loan losses on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method, the related recorded investment in financing receivables, the nonaccrual status of financing receivables by class, and impaired financing receivables by class. Additional disclosures are required that relate to the credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables, the nature and extent of troubled debt restructurings and their effect on the allowance for loan losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the period disaggregated by portfolio segment. The new guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

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

In January 2010, the FASB issued FASB ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires: (1) disclosure of the significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, FASB ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in FASB ASC 820, Fair Value Measurements and Disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for disclosures about purchases, sale, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. The Company adopted the guidance on January 1, 2010 and the guidance did not have an impact on the Company’s financial condition or results of operations. See Note 12 for more information on the Company’s fair value measurements.

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

Activity in the stock option plans for the six months ended June 30, 2010, was as follows:

Summary of Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2010	2,199,611	$9.51	1,602,248
Granted	248,194	4.13
Exercised	-	-
Forfeited	(13,456)	8.56
Expired	(160,342)	7.43
June 30, 2010	2,274,007	$9.08	1,636,979
Stock options vested or expected to vest(1)	2,176,697	$9.12
(1) Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 4.5 years for options outstanding and 2.9 years for options exercisable as of June 30, 2010.

At June 30, 2010, the aggregate intrinsic value was $30,000 for options outstanding and $0 for options exercisable.

 During the six months ended June 30, 2010 and 2009, the Company granted 248,194 options and 7,907 options, respectively. In accordance with FASB ASC 718, the fair value of the stock options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of the stock option is estimated using historical exercise behavior of employees at a particular level of management who were granted options with a 10-year term. The stock options have historically been granted with this term, and therefore, information necessary to make this estimate was available. The use of an expected term assumption shorter than the contractual term is not deemed appropriate for non-employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the options for the six months ended June 30, 2010 and 2009 are as follows:

Weighted Average Assumptions Used in Black-Scholes Option Pricing Model

	For the Six Months Ended June 30,
	2010	2009
Weighted average fair value of options granted	$1.87	$2.86
Weighted average risk-free rate of return	3.29%	3.00%
Weighted average expected option life in months	95	120
Weighted average expected volatility	44%	39%
Expected dividends (1)	$-	$-
(1) To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested restricted stock award activity during the six months ended June 30, 2010, is presented in the following table:

Summary of Nonvested Restricted Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards outstanding, January 1, 2010	182,297	$7.67
Issued	60,000	4.09
Vested(1)	(19,005)	11.90
Forfeited	(1,000)	3.54
Nonvested stock awards outstanding, June 30, 2010	222,292	$6.56
(1) Amount includes 8,493 restricted stock awards whose vesting was accelerated due to the death of the grantee which have not been released into outstandings because the tax withholding requirements have not yet been satisfied.

During the six months ended June 30, 2010 and 2009, the Company issued 60,000 shares and 59,655 shares of restricted stock awards, respectively, that were valued at $245,650 and $250,000, respectively, at the time these awards were granted. The value of these shares is based upon the closing price of the common stock on the date of grant. During the first six months of 2010, there were, 35,000 shares issued which cliff vest after two years and 25,000 shares that cliff vest after four years. Compensation expense will be recognized on a straight-line basis over the service period for all of the shares issued during the six months ended June 30, 2010. Total compensation expense recognized for the three and six months ended June 30, 2010 was $145,000 and $262,000, respectively, as compared to $102,000 and $193,000 for the three and six months ended June 30, 2009, respectively.

As of June 30, 2010 there was approximately $1.1 million and $986,000 of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted under the Stock Plans. The cost of the options and stock awards is expected to be recognized over a weighted average period of 2.5 years and 2.1 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at June 30, 2010 and December 31, 2009 were as follows:

Summary of Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010
Available for sale:
U.S. Treasury securities	$2,003	$4	$-	$2,007
U.S. Government agency securities	73,958	916	(2)	74,872
U.S. Government agency mortgage-backed securities	219,787	8,272	(54)	228,005
Other mortgage-backed securities	8,396	-	(2,003)	6,393
State and municipal securities	78,589	1,935	(95)	80,429
Trust preferred securities	28,814	-	(13,724)	15,090
Other securities	1,668	-	-	1,668
Total available for sale	413,215	11,127	(15,878)	408,464

Held to maturity:
U.S. Government agency mortgage-backed securities	3,777	164	-	3,941
Other mortgage-backed securities	720	-	(6)	714
Total held to maturity	4,497	164	(6)	4,655
Total investment securities	$417,712	$11,291	$(15,884)	$413,119

December 31, 2009
Available for sale:
U.S. Treasury securities	$2,003	$4	$-	$2,007
U.S. Government agency securities	47,537	737	-	48,274
U.S. Government agency mortgage-backed securities	240,966	7,946	(318)	248,594
Other mortgage-backed securities	9,222	-	(2,342)	6,880
State and municipal securities	104,305	1,900	(516)	105,689
Trust preferred securities	28,814	-	(7,940)	20,874
Other securities	2,420	-	-	2,420
Total available for sale	435,267	10,587	(11,116)	434,738

Held to maturity:
U.S. Government agency mortgage-backed securities	5,123	186	-	5,309
Other mortgage-backed securities	1,832	-	(20)	1,812
Total held to maturity	6,955	186	(20)	7,121
Total investment securities	$442,222	$10,773	$(11,136)	$441,859

During the six months ended June 30, 2010, six securities were called prior to maturity in the amount of $16.0 million, resulting in a gross realized gain of $15,000, 47 securities were sold prior to maturity in the amount of $21.0 million, resulting in gross realized gains and losses of $231,000 and $86,000, respectively, and ten securities matured in the amount of $27.5 million. The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2010
U.S. Government agency securities	$10,015	$(2)	$-	$-	$10,015	$(2)
U.S. Government agency mortgage-backed securities	21,744	(54)	-	-	21,744	(54)
Other mortgage-backed securities	-	-	7,107	(2,009)	7,107	(2,009)
State and municipal securities	2,152	(33)	1,102	(62)	3,254	(95)
Trust preferred securities	-	-	15,090	(13,724)	15,090	(13,724)
Total	$33,911	$(89)	$23,299	$(15,795)	$57,210	$(15,884)

December 31, 2009
U.S. Government agency mortgage-backed securities	$27,052	$(318)	$-	$-	$27,052	$(318)
Other mortgage-backed securities	-	-	8,692	(2,362)	8,692	(2,362)
State and municipal securities	9,365	(284)	5,169	(232)	14,534	(516)
Trust preferred securities	-	-	20,874	(7,940)	20,874	(7,940)
Total	$36,417	$(602)	$34,735	$(10,534)	$71,152	$(11,136)

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

For the six months ended June 30, 2010, the Company’s review of its unrealized losses on securities and whether those losses were temporary in nature, determined an OTTI charge should not be recognized, as the unrealized losses were deemed to be temporary.

Other Mortgage-Backed Securities. At June 30, 2010, the gross unrealized loss in the category 12 months or longer of $2.0 million consisted of three non-agency mortgage-backed securities with an estimated fair value of $7.1 million. Of these securities, two were rated “AAA” by at least one nationally recognized rating agency and the remaining security was rated as non-investment grade. The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues, have been negatively impacted since 2008 as credit spreads widened dramatically. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of June 30, 2010, management concluded that an OTTI did not exist on the two securities rated “AAA” and believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. An OTTI charge of $351,000 was recorded on the non-investment grade security at December 31, 2009. Management’s assessment concluded that an additional OTTI impairment charge did not exist at June 30, 2010. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

State and Municipal Securities. At June 30, 2010, the gross unrealized loss in the category 12 months or longer of $62,000 consisted of three municipal securities with an estimated fair value of $1.1 million. The category consisted of two securities rated investment grade by at least one nationally recognized rating agency with a fair market value of $601,000, and one non-rated municipal security with an estimated fair value of $501,000 million. The $33,000 gross unrealized loss in the category of less than 12 months consisted of eight municipal securities, all of which were rated investment grade or better by at least one nationally recognized rating agency, with an estimated fair value of $2.2 million. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The Company monitors rating changes in those issues rated by a nationally recognized rating agency and performs in-house credit reviews on those non-rated issues. The Company believes recovery of fair value is expected as the securities approach their maturity date or as valuations for such securities improve as market yields change.  As of June 30, 2010 management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Trust Preferred Securities. At June 30, 2010, the gross unrealized loss in the category of 12 months or longer of $13.7 million consisted of three trust preferred securities. The trust preferred securities are comprised of one non-investment grade rated pooled security with an amortized cost of $8.8 million and estimated fair value of $3.1 million and two non-rated single issuer securities with an amortized cost of $20.0 million and an estimated fair value of $12.0 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The non-investment grade pooled security is in a senior position in the capital structure. The security had a 1.34 times principal coverage. As of the most recent reporting date interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed a 0% recovery on any defaulted collateral, a 10% recovery on any deferring collateral and additional 3.6% defaults or deferrals’ every 3 years with a 10% recovery rate. As of June 30, 2010, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

The financial performance of the issuers of the single issuer trust preferred securities are monitored on a quarterly basis using data from the issuers’ most recent regulatory reports to assess the probability of cash flow impairment. Expected future cash flows are projected incorporating the contractual cash flow of each security adjusted, if necessary, for potential changes in the amount or timing of cash flows due to the underlying creditworthiness of the issuer and covenants in the security. In August 2009, the issuer of one of the single issuer trust preferred securities, with an amortized cost of $5.0 million and an estimated fair market value of $1.0 million, elected to defer its normal quarterly dividend payment.  As contractually permitted, the issuer may defer dividend payments up to five years with accumulated dividends, and interest on those deferred dividends, payable upon the resumption of its scheduled dividend payments. The issuer is currently operating under an agreement with its regulators. The agreement stipulates the issuer must receive permission from its regulators prior to resuming its scheduled dividend payments.  As of June 30, 2010, the issuer’s subsidiary bank reported that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The other single issuer security is paying in accordance with its contractual terms. The financial information of the issuers of both single issuer trust preferred securities is reviewed quarterly using information from regulatory filings.  Financial trends in capital, earnings and asset quality are monitored as a component to determine if an OTTI exists on the securities. Based on the Company’s most recent evaluation, the Company does not expect either issuer to default. As of June 30, 2010, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at June 30, 2010 is shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturities of Investment Securities

June 30, 2010	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$27,369	$27,418	$-	$-
Due after one year through five years	65,049	65,961	-	-
Due after five years through ten years	8,001	8,210	-	-
Due after ten years	84,613	72,477	-	-
Total investment securities, excluding mortgage-backed securities	185,032	174,066	-	-

U.S. Government agency mortgage-backed securities	219,787	228,005	3,777	3,941
Other mortgage-backed securities	8,396	6,393	720	714
Total investment securities	$413,215	$408,464	$4,497	$4,655

December 31, 2009
Due in one year or less	$31,857	$32,001	$-	$-
Due after one year through five years	32,090	32,664	-	-
Due after five years through ten years	9,413	9,592	-	-
Due after ten years	111,719	105,007	-	-
Total investment securities, excluding mortgage-backed securities	185,079	179,264	-	-

U.S. Government agency mortgage-backed securities	240,966	248,594	5,123	5,309
Other mortgage-backed securities	9,222	6,880	1,832	1,812
Total investment securities	$435,267	$434,738	$6,955	$7,121

At June 30, 2010, $182.5 million of investment securities were pledged to secure public deposits. As of June 30, 2010, the Company had $81.4 million securities pledged as collateral on secured borrowings.

(4) Loans

The components of loans as of June 30, 2010 and December 31, 2009 were as follows:

Loan Components

	June 30, 2010	December 31, 2009
Commercial and industrial	$2,289,148	$2,249,365
Home equity lines of credit	252,425	258,592
Home equity term loan	61,941	68,592
Residential real estate	79,034	75,322
Other	62,956	65,776
Total gross loans	2,745,504	2,717,647
Allowance for loan losses	(73,752)	(59,953)
Net loans receivable	$2,671,752	$2,657,694

Non-accrual loans	$120,685	$87,882
Loans past due 90 days and accruing	2,500	7,958
Troubled debt restructuring, performing	19,161	-

Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation. Additionally, the Company makes commercial real estate loans for the acquisition, refinance, improvement and construction of real property. Loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired.  Loans secured by properties where repayment is dependent upon payment of rent by third-party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.  At June 30, 2010, commercial and industrial loans secured by commercial real estate properties totaled $1.52 billion of which $749.3 million, or 49.4%, were classified as owner occupied and $767.0 million, or 50.6%, were classified as non-owner occupied.

As of June 30, 2010, the Company had $105.6 million outstanding on 28 residential construction, commercial construction and land development relationships whose agreements included interest reserves. As of December 31, 2009, the Company had $108.7 million outstanding on 28 residential construction, commercial construction and land development relationships whose agreements included interest reserves. The Company did not have loans with interest reserves on nonaccrual status for either period. The total amount available in those reserves to fund interest payments was $6.5 million for both periods. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at underwriting time in conjunction with the review of the plans and specifications for the project being financed.  Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless our borrower post cash collateral in an interest reserve.

The Company’s home equity loan portfolio represents 11.5% of total loans outstanding at June 30, 2010 and is the largest component of the Company's non-commercial portfolio.  The home equity loan portfolio decreased $12.8 million, or 3.9%, from December 31, 2009.  Usage of home equity lines of credit has remained constant, at approximately 52% over the past year with approximately 40% of the overall home equity loan portfolio balance being in a first lien position.

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. During the first quarter of 2010, the Company entered into its first TDR agreement with one commercial relationship, and as of June 30, 2010, the carrying value of the TDR was $19.2 million. The Company granted a concession by lowering the fixed interest rate on the borrowing to a rate below the current market rate. The carrying amount of the TDR has remained on accrual status as the borrower has continued to demonstrate a sustained payment performance consistent with the terms of the TDR.

(5) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses

	For the Six Months Ended June 30,		For the Year Ended December 31,
	2010	2009	2009
Balance, beginning of period	$59,953	$37,309	$37,309
Charge-offs	(10,254)	(4,441)	(24,748)
Recoveries	475	498	726
Net charge-offs	(9,779)	(3,943)	(24,022)
Provision for loan losses	23,578	10,950	46,666
Balance, end of period	$73,752	$44,316	$59,953

The allowance for loan losses was $73.8 million and $60.0 million at June 30, 2010 and December 31, 2009, respectively. The ratio of allowance for loan losses to gross loans was 2.69% at June 30, 2010 as compared to 2.21% at December 31, 2009.

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

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. Impaired loans include performing TDR loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and qualitative factors, which generally include consumer loans, residential real estate loans, and small business loans. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, management’s abilities, and external factors.

The following table presents the Company’s components of impaired loans. Consumer loans that were collectively evaluated for impairment are not included in the data that follows:

Components of Impaired Loans

	June 30, 2010	December 31, 2009
Impaired loans with related allowance for loan losses calculated under FASB ASC 310 (1)	$74,125	$22,999
Impaired loans with no related allowance for loan losses calculated under FASB ASC 310	56,270	52,328
Total impaired loans	$130,395	$75,327

Valuation allowance related to impaired loans	$11,301	$5,561
(1) Includes a troubled debt restructuring of $19.2 million at June 30, 2010.

In accordance with FASB ASC 310, those impaired loans which are fully collateralized do not result in a specific allowance for loan losses. Included in the TDR at June 30, 2010 is a $6.5 million line of credit, of which $4.4 million was utilized and $2.1 million was available.

Analysis of Impaired Loans

	For the Six Months Ended June 30,
	2010	2009
Average impaired loans	$88,548	$44,900
Interest income recognized on impaired loans	308	68
Cash basis interest income recognized on impaired loans	167	68

(6) Real Estate Owned

Real estate owned at June 30, 2010 and December 31, 2009 was as follows:

Summary of Real Estate Owned

	June 30, 2010	December 31, 2009
Commercial properties	$2,188	$8,007
Residential properties	651	531
Bank properties	989	989
Total	$3,828	$9,527

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2010	$8,007	$531	$989	$9,527
Transfers from loans	2,155	201	-	2,356
Sale of real estate owned	(7,974)	(57)	-	(8,031)
Write down of real estate owned	-	(24)	-	(24)
Ending balance, June 30, 2010	$2,188	$651	$989	$3,828

During the six months ended June 30, 2010, the Company had two commercial properties aggregating $2.2 million and one residential property for $201,000 transferred from loans. The Company subsequently recognized a write-down of the carrying value of two residential properties of $24,000. There was one commercial property and two residential properties, with carrying amounts of $8.0 million and $57,000, respectively, sold during the six months ended June 30, 2010 resulting in a combined net loss of $9,000, which is included in non-interest expense in the Unaudited Condensed Consolidated Statement of Operations. The Company currently maintains seven properties in the real estate owned portfolio, two of which are former bank branches.

 (7) Derivative Financial Instruments and Hedging Activities

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

Fair Value Hedges – Interest Rate Swaps. The Company has entered into interest rate swap arrangements to exchange the periodic payments on fixed-rate commercial loan agreements for variable-rate payments based on the one-month London Interbank Offer Rate (“LIBOR”) without the exchange of the underlying principal. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging, and are executed for periods and terms that match the related underlying fixed-rate loan agreements. The Company applies the “shortcut” method of accounting under FASB ASC 815, which assumes there is no ineffectiveness as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying commercial loan agreements. Because the hedging arrangement is considered highly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality that are recognized as a reduction in other income.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at June 30, 2010 and December 31, 2009:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	June 30, 2010		December 31, 2009
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$41,955	$(5,454)	$44,440	$(3,977)

Summary of Interest Rate Swap Components

	June 30, 2010	December 31, 2009
Weighted average pay rate	6.85%	6.81%
Weighted average receive rate	2.37%	2.22%
Weighted average maturity in years	4.2	4.6

Customer Derivatives – Interest Rate Swaps/Caps/Floors. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of June 30, 2010, the Company recognized a $2.0 million fair value adjustment charge, included in the derivative credit valuation adjustment in the Unaudited Condensed Consolidated Statements of Operations as a reduction in other income. This charge was primarily attributable to the deterioration in the credit component of two impaired commercial relationships for which the Company engaged in derivative transactions.

Summary of Interest Rate Swaps Not Designated As Hedging Instruments

	June 30, 2010		December 31, 2009
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$596,036	$73,860	$608,169	$52,934
Other liabilities	596,036	(76,070)	608,169	(53,137)

In addition, the Company has entered into an interest rate cap sale transaction with one commercial customer and an interest rate floor sale transaction with one commercial customer. The interest rate floor sale transaction is embedded within an interest rate swap agreement and included in the table above. To offset exposure on the variable and fixed components of the customer agreements, the Company entered into corresponding interest rate cap and floor purchase transactions with a third party. As the interest rate caps and floors with both the customers and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate caps and floors are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The combined notional amount of the two interest rate caps was $12.2 million and $12.5 million at June 30, 2010 and December 31, 2009, respectively. The combined notional amount of the two interest rate floors was $17.5 million and $17.8 million at June 30, 2010 and December 31, 2009, respectively.

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at June 30, 2010 and December 31, 2009 was $89.2 million and $74.9 million, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $81.9 million and $57.1 million at June 30, 2010 and December 31, 2009, respectively.

(8) Goodwill

Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. FASB ASC 350, Intangibles – Goodwill and Other, outlines a two-step goodwill impairment test. Significant judgment is applied when goodwill is assessed for impairment. Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. As defined in accordance with FASB ASC 280, Segment Reporting, the Company has one reportable operating segment, “Community Banking”, as all of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities support the others. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its implied fair value, the second step is performed to measure the amount of the impairment loss, if any. An implied loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Generally, the Company tests goodwill for impairment annually at year end. However, due to concerns about credit quality, performance as it relates to its peers, as well as recent events specific to the Company, including the written agreement (the “Agreement”) the Bank entered into with the Office of the Comptroller of the Currency (“OCC”) on April 15, 2010, the mandated individual minimum capital ratios as well as information obtained while taking actions to raise capital to meet the individual minimum capital requirements established by the OCC, it was deemed appropriate to perform a goodwill analysis at June 30, 2010. See Note 15 for more information on the Agreement.

In performing step one and step two of the impairment analysis, the market value assigned to the Company’s stock was based upon an acquisition value relative to recent acquisition transactions by companies in the Company’s geographic proximity and comparable size. The acquisition value is sensitive to both the fluctuation of the Company’s stock price and the stock price of peer companies.  In determining the value of the Company, it was noted that the recent credit quality trends, such as the increase non-performing assets, more specifically non-accrual loans, increased significantly over prior quarter changes, which could impact a purchaser’s outlook on the Company’s loan portfolio, especially given the uncertainty with the regulatory environment. In addition, the Company deemed it appropriate to take into consideration information obtained as a result of the  extensive due diligence performed by sophisticated investors, who carefully reviewed the Company’s fundamentals, prospects, market, credit expectations, and regulatory environment. Furthermore, as a result of the Agreement, certain things were mandated on the Company which, if not implemented by June 30, 2010, could lead to more severe actions, the result of which were not known by anyone outside of the Company. These factors, in addition to a discounted cash flow analysis and comparisons of the Company to its peers, resulted in an estimated Company fair value less than its carrying value, and therefore the Company was deemed to have failed step one and was required to perform a step two analysis. In performing step two of the analysis, the Company assessed the fair value of its assets and liabilities, not already carried at fair value at the respective reporting date, using valuation techniques that require the use of among other things, level 2 and level 3 market values, as defined by FASB ASC 820, Fair Value Measurements and Disclosures.  This value was deemed by management to be a reasonable exit price of the Company’s stock and was allocated amongst the Company’s fair value of its assets and liabilities, including any recognized and unrecognized intangible assets.

The step-two analysis indicated that the Company’s carrying amount of goodwill exceeded the implied fair value of the goodwill.  As a result, the Company recorded a non-cash impairment charge of $89.7 million, which is included in non-interest expense in the Unaudited Condensed Consolidated Statement of Operations, on goodwill.  In addition, although unable to record amortization of goodwill for book purposes, the Company had been permitted to amortize a portion of goodwill for tax purposes.  Therefore, upon recording this impairment charge, the Company was able to record a tax benefit of $13.8 million, also included in the Unaudited Condensed Consolidated Statement of Income, on the portion of goodwill deemed tax deductible.  Goodwill at June 30, 2010 and December 31, 2009 was $38.2 million and $127.9 million, respectively.

(9) Deposits

Deposits consist of the following major classifications:

Summary of Deposits

	June 30, 2010	December 31, 2009
Interest-bearing demand deposits	$1,271,422	$1,190,709
Non-interest-bearing demand deposits	496,384	481,524
Savings deposits	299,147	299,322
Time certificates under $100,000	497,674	500,467
Time certificates $100,000 or more	304,484	372,497
Brokered time deposits	92,705	64,749
Total	$2,961,816	$2,909,268

(10) Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period. Retroactive recognition has been given to market values, common stock outstanding and potential common shares for periods prior to the date of the Company’s stock dividends.

The following table presents the loss per share calculation for the three and six months ended June 30, 2010 and 2009:

Loss Per Share Computation
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(81,170)	$(4,634)	$(81,932)	$(4,249)
Preferred stock dividend and discount accretion	-	4,146	-	5,351
Net loss available to common shareholders	$(81,170)	$(8,780)	$(81,932)	$(9,600)

Average common shares outstanding	23,431,305	23,103,975	23,398,538	23,073,683
Net effect of dilutive common stock equivalents	-	-	-	-
Adjusted average shares outstanding - dilutive	23,431,305	23,103,975	23,398,538	23,073,683

Basic loss per share	$(3.46)	$(0.38)	$(3.50)	$(0.42)
Diluted loss per share	$(3.46)	$(0.38)	$(3.50)	$(0.42)

There were 2.5 million and 3.6 million weighted average common stock equivalents for the three months ended June 30, 2010 and 2009, respectively, and 2.4 million and 3.9 million weighted average common stock equivalents outstanding during the six months ended June 30, 2010 and 2009, respectively, which were not included in the computation of diluted earnings per share as the result would have been antidilutive under the “if converted” method. Of the 3.6 million and 3.9 million weighted average common stock equivalents not included in the computation of diluted EPS during the three and six months ended June 30, 2009, respectively, 1.0 million common stock equivalents and 1.2 million common stock equivalents related to the issuance of the warrant under the U.S. Treasury under the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”) for the same periods, respectively.

On January 9, 2009, the Company entered into a Letter Agreement with the TARP CPP, pursuant to which the Company issued and sold 89,310 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to purchase 1,620,545 shares of the Company's common stock, for an aggregate purchase price of $89.3 million in cash.  As a result, the three and six months ended June 30, 2009 included dividends on preferred shares and accretion of the original insurance discount on preferred shares of $4.1 million, or $0.18 per common share and $5.4 million, or $0.23 per common share, respectively.

(11) Commitments and Contingent Liabilities

Visa Litigation

In October 2007, Visa Inc. (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008. At the time of the announcement, the Company was a member of the Visa USA network. As part of Visa’s restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests. The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007. In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not a named defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, in accordance with Visa’s by-laws, the Company and other Visa USA, Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. On July 16, 2009, Visa deposited an additional $700 million into the litigation escrow account previously established to satisfy specific settlement obligations. Visa funded the additional amount into the escrow account by reducing each Class B shareholders’ conversion ratio to Visa Class A shares from 0.6296 to 0.5824.  The Company currently has 7,672 Class B shares, with a zero cost basis. The Company’s indemnification obligation is limited to its proportionate interest in Visa USA, Inc. The Company determined that its potential indemnification obligations based on its proportionate share of ownership in Visa USA, Inc. was not material at June 30, 2010 or December 31, 2009.

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $57.8 million and $67.9 million at June 30, 2010 and December 31, 2009, respectively) which are not reflected in the accompanying consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the judgment of management, the financial condition of the Company will not be affected materially by the final outcome of any letters of credit.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit as of June 30, 2010 and December 31, 2009 was $1.3 million and $965,000, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

(12) Fair Value of Financial Instruments

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

FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

● Level 1 - Quoted prices in active markets for identical assets or liabilities.

● Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for idential or similar assets or liabilities in markets that are not activel; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

● Level 3 - Unobservable inputs that are support by little or not market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgement or estimation.

In accordance with FASB ASU 2010-06, the Company is required to disclose the significant amount of transfers in and out of Level1, Level 2 and Level 3 fair value measurements and the reasons for such transfers. For the three and six months ended June 30, 2010 and 2009, there were no transfers between Levels of fair value measurements. FASB ASU 2010-06 also requires the Company to disclose its policy for recognizing the transfers between Levels, which is to assume transfers occur at the beginning of the quarter in which the transfer occurs.

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. Those assets and liabilities which will continue to be measured at fair value on a recurring basis are as follows:

Summary of Recurring Fair Value Measurements

		Category Used for Fair Value Measurement
June 30, 2010	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,007	$2,007	$-	$-
U.S. Government agency securities	74,872	-	74,872	-
U.S. Government agency mortgage-backed securities	228,005	-	228,005	-
Other mortgage-backed securities	6,393	-	6,393	-
State and municipal securities	80,429	-	80,429	-
Trust preferred securities	15,090	-	-	15,090
Other securities	1,668	-	1,668	-
Interest rate swaps	73,860	-	73,860	-
Liabilities:
Fair value interest rate swaps	5,454	-	5,454	-
Interest rate swaps	76,070	-	76,070	-

December 31, 2009
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,007	$2,007	$-	$-
U.S. Government agency securities	48,274	-	48,274	-
U.S. Government agency mortgage-backed securities	248,594	-	248,594	-
Other mortgage-backed securities	6,880	-	6,880	-
State and municipal securities	105,689	-	105,689	-
Trust preferred securities	20,874	-	-	20,874
Other securities	2,420	-	2,420	-
Interest rate swaps	52,934	-	52,934	-
Liabilities:
Fair value interest rate swaps	3,977	-	3,977	-
Interest rate swaps	53,137	-	53,137	-

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

In both security types, projected cash flows are discounted at a rate the Company determines from a trading group of similar securities quoted on the New York Stock Exchange (“NYSE”) or over-the-counter markets based upon its review of market data points such as credit rating, maturity, price and liquidity. The Company indexes the market securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, that market spread ranged from 3.00% to 20.00% over the three-month LIBOR.

The following provides details of the fair value measurement activity for Level 3 for the three and six months ended June 30, 2010 and 2009:

Fair Value Measurements Using Significant Unobservable Inputs – Level 3
Trust Preferred Securities

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$21,069	$12,186	$20,874	$14,482
Total gains (losses), realized/unrealized:
Included in earnings(1)	-	(4,558)	-	(4,836)
Included in accumulated other comprehensive income (loss)	(5,979)	9,057	(5,784)	7,039
Purchases	-	-	-	-
Maturities	-	-	-	-
Prepayments	-	-	-	-
Calls	-	-	-	-
Transfers into Level 3	-	-	-	-
Balance, end of period	$15,090	$16,685	$15,090	$16,685
(1) Amount included in net impairment losses on available for sale securities of the Unaudited Condensed Consolidated Statements of Operations.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures loans held for sale, impaired loans, Small Business Administration ("SBA") servicing assets, restricted equity investments, goodwill and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At June 30, 2010 and 2009, these assets were valued in accordance with GAAP and, except for impaired loans, SBA servicing assets, goodwill and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820.

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement			Total (Losses) Gains Or Changes in Net Assets
	Total	Level 1	Level 2	Level 3
June 30, 2010
Assets:
Impaired loans	$74,283	$-	$-	$74,283	$(16,838)
Goodwill	38,188	-	-	38,188	(89,706)
June 30, 2009
Assets:
Impaired loans	$19,495	$-	$-	$19,495	$(4,081)
SBA servicing assets	518	-	518	-	74
Real estate owned	450	-	450	-	(150)

Under FASB ASC 310, collateral dependent impaired loans are based on the fair value of the underlying collateral which is based on appraisals. It is the policy of the Company to obtain a current appraisal when a loan has been identified as nonperforming. The level of engagement of the appraisal will be commensurate with the size and complexity of the loan.  The resulting value will be adjusted for the potential cost of liquidation.  New appraisals will be obtained on an annual basis until the Company is repaid in full, the loan is liquidated, or the loan returns to performing status.

While the loan policy dictates that a loan be assigned to the special assets department when it is placed on nonaccrual, there is a need for loan officers in the regions to determine collateral values in a consistent fashion when a loan is initially criticized or classified. The use of a valuation index, as developed by our appraisal administration agent, from a database maintained by the appraisal industry, allows the Company to determine the current value of various types of commercial properties located throughout New Jersey. This method will be updated and reviewed at least twice a year by management and will allow the Company to assign values to real estate that are supportable through transactions in the marketplace. Values developed using the valuation index will also be subject to a 10% discount for the cost of liquidation. If due to the nature of the property or other factors, the valuation index cannot be used or if the collateral is not real estate, the traditional discount approach may be used if properly disclosed. Depending upon the circumstances of a credit, management may determine if additional valuation is necessary.

Upon transfer to special assets, the following steps will be taken to determine the current value of commercial real estate securing a loan that will be potentially subject to impairment:

Loan Category Used for Impairment Review	Method of Determining the Value
Loans less than $2 million	Evaluation or restricted appraisal

Loans $2 million or greater
Existing appraisal 18 months or less	Restricted appraisal
Existing appraisal greater than 18 months	Summary appraisal

Loans secured primarily by residential real estate
Loans less than $1 million	Automated valuation model
Loans $1 million or greater	Summary form appraisal

Until an evaluation or appraisal is received and if there is the need to update management, the valuation index or the traditional discount approach may be used on an interim basis. An updated evaluation will be performed on real estate securing commercial loans every twelve months unless management directs that a restricted appraisal be obtained or permits the use of the valuation index. For properties taken into real estate owned at time of foreclosure, a summary appraisal will be obtained in all cases.

Prior to each balance sheet date, or more frequently as necessary, the officer in special assets will review the circumstances of each collateral dependent loan and real estate owned account.  A collateral dependent loan is defined as one that relies solely on the operation or the sale of the collateral for repayment. If an updated evaluation or appraisal is warranted by circumstances or is due based on the schedule, it will be ordered. Adjustments to any specific reserve relating to a value shortfall as compared the outstanding loan balance will be made if justified by market conditions or current events concerning the credit. If an internal discount-based evaluation is being used, the discount percentage may be adjusted to reflect market changes, changes to the collateral value of similar credits or circumstances of the individual credit itself. If valuation index is used parallel to the discount approach, typically more weight is given to the valuation index approach.

All appraisals received which are utilized to determine valuations for criticized and classified loans or properties placed in real estate owned are provided under an “as is value”. Partially charged off loans are measured for impairment upon receipt of an updated appraisal based on the relationship between the remaining balance of the charged down loan and the appraised value of the collateral discounted for liquidation. Such loans will remain on nonaccrual status unless performance by the borrower relative to repayment warrants a return to accrual. Recognition of nonaccrual status occurs at the time a loan can no longer support principal and interest payments in accordance with the original terms and conditions of the loan documents.  Impairment is determined and a specific reserve reflecting any calculated shortfall between the value of the collateral and the outstanding balance of the loan will be recorded in the allowance prior to the next reporting date. Between the receipts of current appraisals, adjustments to any specific reserve relating to a value shortfall as compared the outstanding loan balance will be made if justified by market conditions or current events concerning the credit. If an internal discount-based evaluation is being used, the discount percentage may be adjusted to reflect market changes, changes to the collateral value of similar credits or circumstances of the individual credit itself. If valuation index is used parallel to the discount approach, typically more weight is given to the valuation index approach. The amount of charge off is determined by calculating the difference between the current loan balance and the current collateral valuation, plus estimated cost to liquidate.

These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $71.6 million and $12.2 million at June 30, 2010 and 2009, respectively. The collateral underlying these loans had a fair value of $61.9 million and $8.5 million, including a specific reserve in the allowance for loan losses of $9.7 million and $3.6 million at June 30, 2010 and 2009, respectively. There were charge-offs of $2.2 million and $300,000 during the six months ended June 30, 2010 and 2009, respectively. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $12.3 million and $11.0 million at June 30, 2010 and 2009, respectively, as the underlying collateral was not below the carrying amount; however, these loans did include a charge-off of $4.9 million and $176,000 during the six months ended June 30, 2010 and 2009, respectively.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to real estate owned. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. During the six months ended June 30, 2009, the Company recorded a decrease in fair value of $150,000 on the property included in the real estate owned portfolio at June 30, 2009. There were no adjustments during the six months ended June 30, 2010 to properties included in real estate owned at June 30, 2010. The adjustments to the real estate owned portfolio were based upon observable inputs, such as quoted prices for similar assets in active markets and were therefore, categorized as Level 2 measurements. Each real estate owned property adjusted during the six months ended June 30, 2009 was carried on the Unaudited Condensed Consolidated Statement of Condition at a fair value, less estimated selling costs.

In accordance with the provisions of FASB ASC 350, goodwill at June 30, 2010, with a book value of $127.9 million was written down to its implied fair value of $38.2 million.  The Company’s measure of goodwill for impairment was categorized as a Level 3 measurement and was based upon an acquisition value relative to recent transactions by companies in the Company’s geographic proximity and comparable size.  See Note 8 for further details on the valuation completed on goodwill at June 30, 2010.

The SBA servicing assets are reviewed for impairment in accordance with FASB ASC 860. Because loans are sold individually and not pooled, the Company does not stratify groups of loans based on risk characteristics for purposes of measuring impairment. The Company measures the loan servicing assets by estimating the present value expected future cash flows for each servicing asset, based on their unique characteristics and market-based assumptions for prepayment speeds and records a valuation allowance for the amount by which the carrying amount of the servicing asset exceeds the fair value. As of June 30, 2010, the Company does not believe the loan servicing assets were other than temporarily impaired. The Company had a valuation allowance of $23,000 at both June 30, 2010 and December 31, 2009, respectively.

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

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$49,233	$49,233	$53,857	$53,857
Interest-earning bank balances	3,577	3,577	5,263	5,263
Investment securities available for sale	408,464	408,464	434,738	434,738
Investment securities held to maturity	4,497	4,655	6,955	7,121
Loans receivable, net	2,624,421	2,411,112	2,609,362	2,393,950
Hedged commercial loans(1)	47,331	47,403	48,332	48,412
Restricted equity investments	15,401	15,401	15,499	15,499
Interest rate swaps	73,860	73,860	52,934	52,934

Liabilities:
Demand deposits	1,767,806	1,767,806	1,672,233	1,672,233
Savings deposits	299,147	299,147	299,322	299,322
Time deposits	894,863	903,417	937,713	944,383
Federal funds purchased	37,000	37,000	89,000	89,000
Securities sold under agreements to repurchase – customers	17,156	17,156	18,677	18,677
Advances from FHLBNY	4,613	4,967	15,215	15,666
Securities sold under agreements to repurchase – FHLBNY	15,000	16,266	15,000	16,272
Junior subordinated debentures	92,786	35,112	92,786	41,660
Fair value interest rate swaps	5,454	5,454	3,977	3,977
Interest rate swaps	76,070	76,070	53,137	53,137
(1) Includes positive market value adjustment of $5.4 million and $4.0 million at June 30, 2010 and December 31, 2009, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

(13) Income Taxes

The income tax benefit for the six months ended June 30, 2010 and 2009 consists of the following:

Summary of Income Tax Benefit

	June 30,
	2010	2009
Current	$1,378	$(666)
Deferred	(20,916)	(4,826)
Income tax benefit	$(19,538)	$(5,492)

Items that gave rise to significant portions of the deferred tax accounts at June 30, 2010 and December 31, 2009 are as follows:

Details of Deferred Tax Asset

	June 30, 2010	December 31, 2009
Deferred tax asset:
Allowance for loan losses	$30,660	$25,028
Goodwill amortization	6,546	-
Unrealized loss on investment securities	1,896	380
Impairments realized on investment securities	3,820	3,820
Net operating loss carry forwards	2,917	2,588
Other	2,282	1,723
Total deferred tax asset	48,121	33,539
Deferred tax liability:
Core deposit intangible amortization	2,378	2,771
Goodwill amortization	-	6,799
Property	222	701
Deferred loan costs	1,993	2,148
Other	375	399
Total deferred tax liability	4,968	12,818
Net deferred tax asset	$43,153	$20,721

The Company accounts for uncertain tax positions in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FASB ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Statement of Operations. As of June 30, 2010, there were no audits in process by any tax jurisdiction.

(14) Regulatory Matters

The Company is subject to regulatory capital requirements adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under the requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Total Capital, Tier 1 Capital and Leverage (Tier 1 Capital divided by average assets) ratios are maintained. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets and certain off-balance sheet items as calculated under regulatory practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices.  While the Company and the Bank were in compliance with these regulatory capital requirements of the Federal Reserve Board and the OCC as of June 30, 2010, as discussed below and elsewhere herein, additional capital requirements have been imposed on the Bank by the OCC, with which the Bank was not in full compliance as of June 30, 2010.

On April 15, 2010, the Bank entered into an Agreement with the OCC which contained requirements to develop and implement a profitability and capital plan which will provide for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment.  The capital plan should also contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC. During the second quarter, the Company delivered its profit and capital plans to the OCC.

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter the Company revised and implemented changes to policies and procedures pursuant to the Agreement. As noted earlier in this section, the Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At June 30, 2010, the Bank’s brokered deposits represented 3.1% of its total liabilities.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to achieve, by June 30, 2010, and thereafter maintain, a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At June 30, 2010, the Bank did not meet any of the three capital ratios established by the OCC as our Tier 1 Leverage ratio was 8.22%, our Tier 1 Capital ratio was 9.37%, and our Total Capital ratio was 10.64%. See Note 15 for discussion on the Securities Purchase Agreements announced on July 7, 2010 which are expected to assist the Company in its achieving its individual minimum capital ratios.

Management is committed to taking all of the necessary measures to ensure the Bank becomes fully compliant with the requirements of the Agreement.

The following table provides the both the Company’s and the Bank’s risk-based capital ratios as of June 30, 2010 and December 31, 2009:

 Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision (1)(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$338,731	11.09%	$244,455	8.00%	N/A
Sun National Bank	324,709	10.64	244,198	8.00	$305,248	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	300,080	9.82	122,227	4.00	N/A
Sun National Bank	286,101	9.37	122,099	4.00	183,149	6.00
Leverage ratio:
Sun Bancorp, Inc.	300,080	8.60	139,548	4.00	N/A
Sun National Bank	286,101	8.22	139,292	4.00	174,115	5.00

December 31, 2009
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$353,116	11.38%	$248,299	8.00%	N/A
Sun National Bank	336,831	10.87	247,986	8.00	$309,982	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	314,046	10.12	124,149	4.00	N/A
Sun National Bank	297,810	9.61	123,993	4.00	185,989	6.00
Leverage ratio:
Sun Bancorp, Inc.	314,046	9.08	138,306	4.00	N/A
Sun National Bank	297,810	8.58	138,809	4.00	173,511	5.00
(1) Not applicable for bank holding companies.
(2) At June 30, 2010, the Bank was considered to be “well capitalized” under the Prompt Corrective Action regulations of the OCC; however, because the Bank entered into the Agreement, it will no longer be considered “well capitalized” under these regulations.

The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013. As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) which was signed into law on July 21, 2010, this increase has been made permanent. In April 2010, the FDIC adopted an interim rule providing a six-month extension of the Transaction Account Guarantee (“TAG”) program for insured depository institutions until December 31, 2010, with the possibility of an additional 12-month extension of the program without further rulemaking. Insured institutions currently participating in the TAG program that wish to opt out of the extension had until April 30, 2010 to submit their request, which will become effective on July 1, 2010. For institutions choosing to remain in the TAG program, after July 1, 2010, the basis for calculating the current assessments, as well as, the interest rates on negotiable order of withdrawal (“NOW”) accounts guaranteed under the program, will be modified. Currently, the TAG program provides depositors with unlimited coverage for non-interest-bearing transaction accounts and low-interest NOW accounts. The Bank has opted to participate in the upcoming extension.

In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 30, 2009, the Company paid the FDIC prepaid assessment of $18.3 million, of which approximately $1.6 million applies to the second quarter 2010.  At June 30, 2010, the Company’s prepaid assessment balance was $14.5 million.

The Company’s capital securities are deconsolidated in accordance with GAAP and qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective June 30, 2009, and would have limited capital securities and other restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2009, the Federal Reserve Board extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25 percent of all core capital elements, including goodwill. The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2010, the entire $90.0 million in capital securities qualify as Tier 1.

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at June 30, 2010. Per the Agreement, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC.

(15) Securities Purchase Agreements

On July 7, 2010, the Company entered into Securities Purchase Agreements with WLR SBI Acquisition Co, LLC, an affiliate of WL Ross & Co. LLC (“WL Ross”), members and affiliates of the Bank’s founding Brown Family (the “Brown Family”), certain affiliates of Siguler Guff & Company, LP (the “Siguler Guff Shareholders”) and certain other institutional and accredited investors (the “Other Investors”) (collectively, the “Investors”) pursuant to which the Company will receive, subject to the terms and conditions thereof, a net equity investment of approximately $100 million after expenses.  Following the investments, it is anticipated that WL Ross will beneficially own 24.9% of the Company’s outstanding voting stock, the Brown Family will beneficially own approximately 29% of the Company’s outstanding voting stock and Siguler Guff will beneficially own 9.9% of the Company’s outstanding voting stock.  None of the Other Investors will beneficially own more than 2% of the Company’s voting securities.

The Securities Purchase Agreements provide, subject to certain conditions, for an initial investment by each Investor (the “First Closing”) in a specified number of shares of the Company’s common stock, $1.00 par value per share (the “Common Stock”).  The First Closing is subject to various conditions including the receipt of aggregate gross proceeds of $18.7 million from the sale of the Common Stock to the Investors at the First Closing.  The Securities Purchase Agreements provide for a subsequent investment by the Investors (the “Second Closing”) in a specified number of shares of the Company’s newly authorized Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series B, $1.00 par value per share (the “Series B Preferred Stock”).  The Second Closing is subject, among other conditions, to the condition that the Company receive aggregate gross proceeds of $82.1 million from the sale of the Series B Preferred Stock to WL Ross, the Brown Family and the Siguler Guff Shareholders at the Second Closing.  The First and Second Closings are subject to various other conditions, including the concurrence of the staff of the Board of Governors of the Federal Reserve System that none of the Investors will be deemed to control the Company for purposes of the Bank Holding Company Act of 1956 or otherwise will be required to become a bank holding company.

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

Accounting for Income Taxes. The Company accounts for income taxes in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification TM (the “Codification” or “ASC”) 740, Income Taxes. FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Statement of Operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management's analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FASB ASC 740.

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

FASB ASC 820 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

● Level 1 - Quoted prices in active markets for identical assets or liabilities.

● Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for idential or similar assets or liabilities in markets that are not activel; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

● Level 3 - Unobservable inputs that are support by little or not market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgement or estimation.

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

In addition, certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures loans held for sale, impaired loans, Small Business Administration ("SBA") servicing assets, restricted equity investments, goodwill and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis.

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

Generally, the Company tests goodwill for impairment annually at year end. However, due to concerns about credit quality, performance as it relates to its peers, as well as recent events specific to the Company, including the written agreement (the “Agreement”) the Bank entered into with the OCC on April 15, 2010, the mandated individual minimum capital ratios as well as information obtained while taking actions to raise capital to meet the individual minimum capital requirements established by the OCC, it was deemed appropriate to perform a goodwill analysis at June 30, 2010.  In performing step one and step two of the impairment analysis, the market value assigned to the Company’s stock was based upon an acquisition value relative to recent acquisition transactions by companies in the Company’s geographic proximity and comparable size. The acquisition value is sensitive to both the fluctuation of the Company’s stock price and the stock price of peer companies.  In determining the value of the Company, it was noted that the recent credit quality trends, such as the increase in non-performing assets, more specifically non-accrual loans, increased significantly over prior quarter changes, which could impact a purchaser’s outlook on the Company’s loan portfolio, especially given the uncertainty with the regulatory environment. In addition, the Company deemed it appropriate to take into consideration information obtained as a result of the  extensive due diligence performed by sophisticated investors, who carefully reviewed the Company’s fundamentals, prospects, market, credit expectations, and regulatory environment. Furthermore, as a result of the Agreement, certain things were mandated on the Company which, if not implemented by June 30, 2010, could lead to more severe actions, the result of which were not known by anyone outside of the Company. These factors, in addition to a discounted cash flow analysis and comparisons of the Company to its peers, resulted in an estimated Company fair value less than its carrying value, and therefore the Company performed a step two analysis. In performing the second step of the analysis to determine the implied fair value of goodwill, the estimated fair value of the Company was allocated to all assets and liabilities including any recognized or unrecognized intangible assets. The allocation is done as if the Company had been acquired in a business combination, and the fair value was the price paid to acquire the Company. The allocation of the market value assigned to the Company’s stock involves, among other things, the assessment of core deposit intangibles, the fair value of outstanding advances and other borrowings, and assessing the fair value of our loan portfolio. These assessments involve valuation techniques that require the use of, among other things, Level 2 and Level 3 market inputs. For example, the fair value adjustment on our outstanding advances and borrowings is based upon observable trades or modeled prices using current yield curves and market spreads. The valuation of our loan portfolio included consideration of discounts that we believe were consistent with transactions occurring in the marketplace.

The results of this analysis at June 30, 2010 indicated the Company’s carrying amount of goodwill exceeded the implied fair value of the goodwill, and therefore, goodwill was impaired. As a result, the Company recorded a non-cash impairment charge of $89.7 million of goodwill associated with previous acquisitions, included in non-interest expense in the Unaudited Condensed Consolidated Statement of Operations. Goodwill at June 30, 2010 and December 31, 2009 was $38.2 million and $127.9 million, respectively.  The Company will evaluate its remaining goodwill again in the fourth quarter 2010 as part of its established annual review process. For more information on goodwill, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Market Overview

Since 2009, financial markets have been mired by concerns over the downward spiraling economy and the collapse of once esteemed financial institutions.  However, for 2010, most economists are predicting gradual economic improvement, though at a slower pace than previous post recession recoveries.

In addition, according to recent estimates released by the Commerce Department, consumer spending rose by the fastest pace in three years, helping the U.S. gross domestic product (“GDP”) grow at an estimated annual rate of 3.2 percent during the second quarter of 2010 which also marked the third straight quarterly gain.  And during the first quarter of 2010, consumer confidence jumped to its highest level in 18 months (57.9), according to the Conference Board’s Consumer Confidence Index, as concerns about business and job markets continued to ease.  This measure is closely watched as consumer spending makes up approximately two-thirds of GDP.  The U.S. economy has showed slight signs of recovery in the labor market during the first quarter of 2010, as the unemployment rate edged down to an estimated 9.5%, in June   from 10% at year-end of 2009.  Some economists are concerned that job growth may slow as  temporary Census jobs  dissipate by the end of 2010.  However through the the second quarter of 2010, private sector jobs, have continued to show modest increases.

At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank of Philadelphia, economic conditions in the region improved during the first quarter of 2010, but growth was considered modest.  Employment losses continued to be widespread throughout the region during the quarter, although the overall pace of declines continued to moderate as the unemployment rate for March 2010 for New Jersey is estimated at 9.8%.  Building permits increased from February 2010 to March 2010 by 52.9% according to a recent Census Bureau report; however, analysts feel this could be reflective of federal tax credit expiring in April.

At its latest meeting in June 2010, the Federal Reserve decided to keep the Fed funds target rate unchanged in a continued effort to help stimulate economic growth.  Since December 2008, the Federal Reserve has kept the Fed funds rate, a key indicator of short-term rates such as credit card rates and HELOC rates, at a range of 0.00%-0.25% with the intent of encouraging consumers and businesses to borrow and spend to help jump start the economy.  However, Fed policymakers are increasingly focused on when and how to start boosting rates once the recovery is firmly entrenched.  In addition to keeping the Federal Funds rate at historically low levels, the Federal Reserve provided liquidity to the financial system through purchases of Treasury, Agency and Mortgage Backed Securities.  In an article by the Associated Press, it noted that the Fed is also cautiously considering what to do with its vast holdings of mortgage-backed securities. The challenge being to sell those assets to drain liquidity from the financial system in such a way that will not increase significantly increase mortgage rates and depreciate home prices.  In February 2010, the Fed increased its discount window rate to 0.75% from 0.50% which is where it had been since December 2008; the discount window rate is the rate charged on borrowings to member banks.

The housing market continues to languish with indicators of housing activity such as New Home Sales Housing Starts and Existing Home Sales stabilizing but at levels significantly below their peaks in 2005 and 2006.  In addition with delinquencies rising, economists expect a wave of foreclosed homes to hit the market over the coming months as foreclosures backed by Fannie Mae and Freddie Mac increased 21% in June 2010 from May 2010.

The commercial real estate markets are expected to continue to be a challenge for banks during 2010 and beyond.  Over the next five years, analysts’ project that approximately $1.4 trillion in commercial real estate loans will reach the end of their terms and will require new financing with nearly half of these loans borrowers owe more than the property is worth.  Commercial property values have fallen more than 40% nationally since their 2007 peak and with vacancy rates increasing and rents decreasing, further declines in these values are expected.   Analysts feel pressure on property values will continue as loans that were made during the height of the commercial real estate boom, between 2005 to 2007,  based on  higher appraised  values  are now coming up on the end of their terms.

And government attempts to promote financial stability in the United States are continuing as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law in July 2010.  This bill is expected to promote the financial stability of the United States by improving accountability and transparency in the financial system, to end the “too big to fail,” to protect the American taxpayer by ending bailouts, to protect consumers from abusive financial services practices and for other purposes. It addresses issues such as capital, interchange fees, compliance and risk management, debit card overdraft fees, the establishment of a new consumer regulator, healthcare, incentive compensation, expanded disclosures and corporate governance. While many of the new regulations are for financial institutions with assets greater than $10 billion, the new regulations are expected to impact all financial institutions in one way or another.

The continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets to which it does business, and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the six months ended June 30, 2010.

Financial Condition

Total assets were $3.51 billion at June 30, 2010 as compared to $3.58 billion at December 31, 2009. Goodwill and total investments decreased $89.7 million, or 70.1%, and $28.8 million, or 6.3%, respectively. These decreases were offset by increases in total loans before allowance for loan losses of $27.9 million, or 1.0%, and in other assets of $34.8 million, or 39.1%. In addition, the net deferred tax asset increased $22.4 million, or 108.3%, as compared to December 31, 2009. Total liabilities increased $16.8 million, or 0.5%, to $3.24 billion at June 30, 2010 compared to $3.22 billion at December 31, 2009 as deposits and other liabilities increased $52.5 million, or 1.8%, and $28.5 million, or 38.5%, respectively. These increases were offset by a decrease in federal funds purchased of $52.0 million, or 58.4%. Stockholders’ equity was $273.2 million at June 30, 2010 as compared to $356.6 million at December 31, 2009 primarily due to the increases in retained deficit and accumulated other comprehensives losses of $81.9 million and $2.7 million, respectively.

Total loans receivable before allowance for loan losses increased $27.9 million to $2.75 billion at June 30, 2010 as compared to $2.72 billion at December 31, 2009. This increase was primarily driven by an increase in commercial and industrial loans of $39.8 million, or 1.8%. Organic loan growth for the first six months of 2010, adjusted for approximately $31.4 million in prepayments, was approximately 2.2%. Despite the current economic environment, the Company has not altered its credit underwriting standards.

Total non-performing loans increased $27.3 million, or 28.5%, to $123.2 million at June 30, 2010, primarily as a result of an increase in non-accrual loans of $32.8 million, or 37.3%. Non-accrual loans increased primarily due to the addition of two commercial relationships. Delinquencies remain at elevated levels in both the commercial and non-commercial portfolios compared to prior year; however we continue to see stabilization of delinquency levels compared to prior year when delinquencies were rising at a rapid pace.

As of June 30, 2010, the Company had $105.6 million outstanding on 28 residential construction, commercial construction and land development relationships whose agreements included interest reserves. As of December 31, 2010, the Company had $108.7 million outstanding on 28 residential construction, commercial construction and land development relationships whose agreements included interest reserves. The Company did not have loans with interest reserves on nonaccrual status for both periods.  The total amount available in those reserves to fund interest payments was $6.5 million for both periods. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company.  The budgets for loan advances and borrower equity injections are developed at underwriting time in conjunction with the review of the plans and specifications for the project being financed.  Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless our borrower post cash collateral in an interest reserve.

During the first quarter 2010, the Company entered into its first troubled debt restructuring (“TDR”) agreement with one commercial relationship, and as of June 30, 2010, the TDR was $19.2 million. This loan was accounted for in accordance with FASB ASC 310-40, Troubled Debt Restructuring, as the Company granted a concession by lowering the fixed interest rate on the borrowing to a rate below the current market rate. The carrying amount of the TDR has remained on accrual status as the borrower has continued to demonstrate sustained payment performance consistent with the terms of the TDR. The restructuring includes a revolving line of credit of $6.5 million, of which $4.4 million was utilized as of June 30, 2010.

Table 1 provides detail regarding the Company’s nonperforming assets and TDR’s at June 30, 2010 and December 31, 2009.

Table 1: Summary of Nonperforming Assets and TDRs

	June 30, 2010	December 31, 2009
Non-performing Assets:
Non-performing Loans	$120,685	$87,882
Loans past due 90 days and accruing	2,500	7,958
Real estate owned, net	3,828	9,527
Total non-performing assets	127,013	105,367
Troubled debt restructuring, performing	$19,161	$-

The Company’s allowance for losses on loans increased to $73.8 million, or 2.69%, of gross loans receivable at June 30, 2010 from $60.0 million, or 2.21% of loans receivable, at December 31, 2009. The provision for loan losses was $23.6 million for the six months ended June 30, 2010 compared to $11.0 million for the same period in 2009. Higher reserve balances reflect a migration of loans to higher risk categories and continued pressure on collateral values. Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves. Net charge-offs for the six months ended June 30, 2010 were $9.8 million, or 0.4% of average loans outstanding. The most significant write down was $5.5 million that resulted from a lending relationship to a local country club. The decrease in discretionary spending that was a noteworthy highlight of 2009’s economic downturn severely impacted the membership of this club resulting in a non-performing and impaired loan. The charge-off was based upon the reappraisal of the property which showed a reduced value from original underwriting.

Real estate owned decreased $5.7 million to $3.8 million at June 30, 2010 as compared to December 31, 2009. During the six months ended June 30, 2010, the Company sold one commercial warehouse property with a carrying value of $8.0 million and recognized a loss of $12,000. In addition, during the first six months of 2010, the Company added two commercial properties to the real estate owned portfolio, at a total cost of $2.2 million. Both of these properties were previously classified as non-accrual loans at December 31, 2009. There are seven properties currently housed in our OREO portfolio of which two are former bank branches.

Goodwill was $38.2 million at June 30, 2010 as compared to $127.9 million at December 31, 2009. The Company recognized a $89.7 million impairment charge as the goodwill analysis results indicated the carrying amount of goodwill exceeded its implied fair value. The net deferred tax asset increased $22.4 million to $43.2 million primarily as a result of the tax benefit recorded on goodwill. Although unable to record amortization of goodwill for book purposes, the Company had been permitted to amortize a portion of goodwill for tax purposes.  Therefore, upon recording this impairment charge, the Company was able to record a tax benefit of $13.8 million, also included in the Unaudited Condensed Consolidated Statement of Income, on the portion of goodwill deemed tax deductible.  The deferred tax asset on goodwill was $6.5 million at June 30, 2010 as compared to a deferred tax liability of $6.8 million at December 31, 2009. In addition, the deferred tax asset increased as a result of the increase in the provision for loan losses.

Investment securities available for sale decreased $26.3 million, or 6.0%, to $408.5 million at June 30, 2010. Investment securities held to maturity decreased $2.5 million, or 35.3%, from $7.0 million at December 31, 2009 to $4.5 million at June 30, 2010. The investment securities portfolio decreased primarily as a result of pay downs of mortgage-backed securities, sales of municipal securities, as well as maturities. These proceeds were reinvested in agency and mortgage-backed securities. The Company’s reinvestment strategy for the remainder of 2010 is to modestly reduce the average life and duration of its investment portfolio.

Bank owned life insurance (“BOLI”) decreased from $77.8 million at December 31, 2009, to $73.7 million at June 30, 2010. The decrease was primarily the result of a $5.2 million return of cash surrender value as a result of the death of an executive officer insured under the policy.  This decrease was offset by an increase of $1.1 million in the cash surrender value of the policies during the six months ended June 30, 2010, which is included in non-interest income in the Unaudited Condensed Consolidated Statement of Operations.

Other assets increased $34.8 million, or 39.1%, to $124.0 million at June 30, 2010 from $89.2 million at December 31, 2009. This increase was primarily the result of an $11.7 million receivable due from government-sponsored agencies as a result of pay downs on mortgage-backed securities within the Company’s investment portfolio as of June 30, 2010. In addition, the fair value of the Company’s financial derivative instruments offered to commercial customers increased $23.3 million due to a decrease in forward-looking benchmark interest rates and a reduction in underlying notional values applied in the valuation of these instruments. This increase is offset by a $23.3 million increase in the fair value of related financial derivative instruments recorded in the other liabilities section of the Unaudited Condensed Consolidated Statements of Financial Condition. For more information on the Company’s financial derivative instruments, see Note 7 of the Notes to Unaudited Condensed Consolidated Statements.

Total deposits at June 30, 2010 were $2.96 billion, an increase of $52.5 million, or 1.8%, from December 31, 2009. Core deposits, which exclude all certificates of deposit, increased $95.4 million to $2.07 billion, or 69.8% of total deposits at June 30, 2010, as compared to $1.97 billion, or 67.8% of total deposits at December 31, 2009. This increase was offset with a decrease in certificates of deposit, including those placed through brokers, of $42.9 million for the same period. During 2009, the Company aggressively lowered interest rates on deposits, which resulted in a shift from certificates of deposit into interest-bearing demand deposits. The Company continued to experience a similar deposit trend during the second quarter 2010.

Total borrowings, excluding debentures held by trusts, decreased $64.2 million, or 43.9%, to $82.0 million at June 30, 2010 from $146.2 million at December 31, 2009. The decrease was primarily a result of a decrease in federal funds purchased of $52.0 million and a reduction in advances from FHLBNY of $10.6 million.

Stockholders’ equity decreased $83.4 million, or 23.4%, to $273.2 million at June 30, 2010 from $356.6 million at December 31, 2009. Retained deficit increased $81.9 million as a result of the $81.9 million in losses the Company experienced during the six months ended June 30, 2010. In addition, accumulated other comprehensive losses decreased $2.7 million as a result of increases in unrealized losses on available for sale securities.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

Overview. The Company recognized a net loss available to common shareholders for the three months ended June 30, 2010 of $81.2 million, or a $3.46 net loss per common share, compared to a net loss of $8.8 million, or a $0.38 net loss per common share, for the same period in 2009. During the three months ended June 30, 2010, the Company recognized a goodwill impairment charge of $89.7 million, or $3.24 per share. During the three months ended June 30, 2009, the Company incurred total charges of $10.3 million, or $0.34 per diluted share, as a result of the preferred shares issued and subsequently repurchased under the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”), the Federal Deposit Insurance Corporation (“FDIC”) 5 basis point special assessment, as well as other-than-temporary impairment ("OTTI") charges.

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

Net interest income (on a tax-equivalent basis) increased $4.4 million to $28.7 million for the three months ended June 30, 2010, from $24.3 million for the same period in 2009. Interest income (on a tax-equivalent basis) decreased $927,000 from the comparable year to $37.3 million while interest expense decreased $5.3 million from the prior period to $8.7 million. The interest rate spread and net interest margin (on a tax-equivalent basis) for the three months ended June 30, 2010 was 3.39% and 3.62%, respectively, compared to 2.68% and 3.01%, respectively, for the same period in 2009. The increase in margin for the three months ended June 30, 2010 over the comparable prior year period reflects the Company’s continued focus on margin improvement initiatives. Such initiatives, which began in 2009, include the implementation of interest rate floors on new and renewable variable rate loans and a planned reduction in deposit rates, particularly certificates of deposit, which resulted in a shift from higher cost deposit products to lower cost core deposits.

Interest income (on a tax-equivalent basis) decreased $927,000, or 2.4%, for the three months ended June 30, 2010, as compared to the same period in 2009. This decrease was a result of lower volume combined with interest rates. Average loans receivable decreased $11.9 million due to a weak, though stabilizing, loan demand during the respective periods, resulting in a reduction in interest income of $254,000. Investment income decreased $237,000 and $611,000 as a result of a decrease in average investment securities of $20.8 million and a 57 basis point reduction in the cost on investment securities, respectively. The reduction in the volume of investment securities was the result of principal pay downs of mortgage-backed securities, sales of municipal securities, as well as maturities, which was partially offset by reinvestments in agency and mortgage-backed securities.

Interest expense decreased $5.3 million, or 38.0%, for the three months ended June 30, 2010, as compared to the same period in 2009. This decrease was primarily interest rate driven as the cost of average interest-bearing deposits decreased 79 basis points, resulting in a reduction to interest expense of $3.8 million. In addition, average interest-bearing deposits decreased $56.6 million, or 2.2%, which further decreased interest expense $1.4 million. During 2009, the Company aggressively lowered interest rates on deposits, which continued during the first three months of 2010. The Company expects market competition for deposits will remain intense during 2010.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended June 30, 2010 and 2009. Average balances are derived from daily balances.

Table 2: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

	For the Three Months Ended June 30, 2010			For the Three Months Ended June 30, 2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$2,262,656	$26,770	4.73%	$2,236,745	$26,107	4.67%
Home equity lines of credit	256,697	3,016	4.70	268,276	3,332	4.97
Home equity term loan	64,051	1,025	6.40	75,967	1,226	6.46
Residential real estate	74,427	1,057	5.68	75,812	1,095	5.78
Other	62,249	1,058	6.80	75,133	1,236	6.58
Total loans receivable	2,720,080	32,926	4.84	2,731,933	32,996	4.83
Investment securities (3)	424,617	4,410	4.15	445,456	5,258	4.72
Interest-earning deposits with banks	26,330	13	0.20	45,892	22	0.19
Total interest-earning assets	3,171,027	37,349	4.71	3,223,281	38,276	4.75
Non-interest-earning assets:
Cash and due from banks	45,153			48,777
Bank properties and equipment, net	52,715			48,343
Goodwill and intangible assets, net	139,961			145,033
Other assets	145,774			146,245
Total non-interest-earning assets	383,603			388,398
Total assets	$3,554,630			$3,611,679

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,276,627	2,625	0.82%	$1,019,000	2,565	1.01%
Savings deposits	304,273	572	0.75	295,010	725	0.98
Time deposits	906,037	4,039	1.78	1,229,512	9,115	2.97
Total interest-bearing deposit accounts	2,486,937	7,236	1.16	2,543,522	12,405	1.95
Short-term borrowings:
Federal funds purchased	14,423	21	0.58	16,632	20	0.48
Securities sold under agreements to repurchase - customers	15,307	8	0.21	15,996	10	0.25
Long-term borrowings:
FHLBNY advances (4)	22,464	265	4.72	30,903	355	4.60
Obligations under capital lease	8,238	137	6.65	5,230	94	7.19
Junior subordinated debentures	92,786	1,023	4.41	92,786	1,133	4.88
Total borrowings	153,218	1,454	3.80	161,547	1,612	3.99
Total interest-bearing liabilities	2,640,155	8,690	1.32	2,705,069	14,017	2.07
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	471,033			431,836
Other liabilities	85,142			104,578
Total non-interest-bearing liabilities	556,175			536,414
Total liabilities	3,196,330			3,241,483
Shareholders' equity	358,300			370,196
Total liabilities and shareholders' equity	$3,554,630			$3,611,679

Net interest income		$28,659			$24,259
Interest rate spread (5)			3.39%			2.68%
Net interest margin (6)			3.62%			3.01%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.11%			119.16%

(1) Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3)  Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustment for three months ended June 30, 2010 and 2009 was $479,000 and $475,000, respectively.

(4) Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3 provides certain information regarding changes in interest income and interest expense of the Company for the periods presented.

 Table 3: Quarterly Rate-Volume Variance Analysis (1)

	For the Three Months Ended June 30, 2010 vs. 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$314	$349	$663
Home equity lines of credit	(140)	(176)	(316)
Home equity term loan	(190)	(11)	(201)
Residential real estate	(20)	(18)	(38)
Other	(218)	40	(178)
Total loans receivable	(254)	184	(70)
Investment securities	(237)	(611)	(848)
Interest-bearing deposit accounts	(10)	1	(9)
Total interest-earning assets	(501)	(426)	(927)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	588	(528)	60
Savings deposits	22	(175)	(153)
Time deposits	(2,012)	(3,064)	(5,076)
Total interest-bearing deposit accounts	(1,402)	(3,767)	(5,169)
Short-term borrowings:
Federal funds purchased	(3)	4	1
Securities sold under agreements to repurchase - customers	-	(2)	(2)
Long-term borrowings:
FHLBNY advances(2)	(99)	9	(90)
Obligations under capital lease	50	(7)	43
Junior subordinated debentures	-	(110)	(110)
Total borrowings	(52)	(106)	(158)
Total interest-bearing liabilities	(1,454)	(3,873)	(5,327)
Net change in net interest income	$953	$3,447	$4,400
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

Provision for Loan Losses. The Company recorded a provision for loan losses of $14.0 million during the three months ended June 30, 2010, as compared to $7.0 million for the same period in 2009. The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, increased $11.5 million, or 0.4%, to $2.75 billion at June 30, 2010 as compared to $2.73 billion at June 30, 2009. The ratio of allowance for loan losses to gross loans receivable was 2.69% at June 30, 2010 as compared to 1.62% at June 30, 2009. Net charge-offs for the three months ended June 30, 2010 were $3.5 million, or 0.1% of average loans outstanding, as compared to $2.0 million, or 0.1%, during the same period in 2009. Net charge-offs included one commercial relationship for $480,000 and one non-commercial relationship of $879,000 which included two lines of credit and one residential real estate loan which were non-performing as of March 31, 2010. The Company continues to provide for higher provision levels based on a continuing elevated level of delinquencies, non-accrual loans and criticized and classified loans, as well as continued pressure on collateral values, which reflect, in part, the impact of the recent recession on many of the Company’s commercial customers, specifically those in the hospitality industry.

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

Non-Interest Income. Non-interest income increased $2.7 million to $4.4 million for the three months ended June 30, 2010, as compared to $1.7 million for the same period in 2009. This increase was primarily attributable to the OTTI charge of $4.6 million recognized on two pooled trust preferred securities during the three months ended June 30, 2009. The Company did not incur any OTTI charges during the three months ended June 30, 2010. This increase was offset by $1.9 million charge related to the derivative fair value credit adjustments on the Company’s derivative portfolio primarily as a result of the deterioration in credit components of two impaired commercial relationships for which the Company engaged in derivative transactions.

Non-Interest Expense. Non-interest expense increased $90.0 million, or 325.6%, to $117.7 million for the three months ended June 30, 2010 as compared to $27.7 million for the same period in 2009. The increase in non-interest expense was primarily attributable to a goodwill impairment charge of $89.7 million. Such a charge is non-cash in nature and does not have a material effect on the Company’s liquidity, tangible equity, or regulatory capital ratios.

Income Tax Benefit. The income tax benefit increased $13.4 million, to $17.9 million for the three months ended June 30, 2010 as compared to $4.5 million for the same period in 2009. The income tax benefit during the second quarter 2010 was primarily the result of a $13.8 million benefit recorded as a result of the $89.7 million goodwill impairment charge. In addition, the Company continues to have relatively large levels of tax-free income earned on tax-exempt securities and BOLI polices.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

Overview. The Company recognized a net loss available to common shareholders for the six months ended June 30, 2010 of $81.9 million, or a $3.50 net loss per common share, compared to a net loss of $9.6 million, or a $0.42 net loss per common share, for the same period in 2009. During the six months ended June 30, 2010, the Company recognized a goodwill impairment charge of $89.7 million, or $3.24 per share. During the six months ended June 30, 2009, the Company incurred total charges of $10.3 million, or $0.34 per diluted share, as a result of the preferred shares issued and subsequently repurchased under TARP, the FDIC 5 basis point special assessment, as well as OTTI charges.

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

Net interest income (on a tax-equivalent basis) increased $10.3 million to $56.8 million for the six months ended June 30, 2010 as compared to the same period in 2009. Interest income (on a tax-equivalent basis) decreased $1.5 million from the prior year period to $74.7 million while interest expense decreased $11.7 million from the prior year period to $17.9 million. The interest rate spread and net interest margin (on a tax-equivalent basis) for the six months ended June 30, 2010 was 3.37% and 3.59%, respectively, compared to 2.51% and 2.87%, respectively, for the same period in 2009. The increase in margin for the six months ended June 30, 2010 over the comparable prior year period reflects the Company’s continued focus on margin improvement initiatives. Such initiatives, which began in 2009, include the implementation of interest rate floors on new and renewable variable rate loans and a planned reduction in deposit rates, particularly certificates of deposit, which resulted in a shift from higher cost deposit products to lower cost core deposits.

Interest income (on a tax-equivalent basis) decreased $1.5 million, or 1.9%, for the six months ended June 30, 2010, as compared to the same period in 2009. This decrease was primarily driven by a decrease in average loans receivable of $18.7 million, or 0.7%, and a decrease in average investment securities of $19.0 million, or 4.2%, which resulted in a reduction to interest income of $720,000 and $445,000, respectively. The reduction in average interest-earning assets was primarily due to softening loan demand, the principal pay down of mortgage-backed securities, sales of municipal securities, as well as maturities, which were partially offset by reinvestments in agency and mortgage-backed securities. In addition, yields earned on average investment securities decreased 50 basis points, resulting in a reduction of interest income of $1.1 million, which offset the increase of 5 basis points on yields earned on average loan receivables, which resulted in interest income of $844,000.

Interest expense decreased $11.7 million, or 39.6%, for the six months ended June 30, 2010, as compared to the same period in 2009. This decrease was primarily interest rate driven as the cost of average interest-bearing deposits decreased 87 basis points, which resulted in a reduction to interest expense of $8.4 million. In addition, average interest-bearing deposits decreased $58.6 million, or 2.3%, which further decreased interest expense $3.1 million. During 2009, the Company aggressively lowered interest rates on deposits, which continued during the first six months of 2010. The Company expects market competition for deposits will remain intense during 2010.

Table 4 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the six months ended June 30, 2010 and 2009. Average balances are derived from daily balances.

Table 4: Year-To-Date Statements of Average Balances, Income or Expense, Yield or Cost

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$2,252,108	$52,936	4.70%	$2,232,902	$51,184	4.58%
Home equity lines of credit	257,523	6,048	4.70	268,597	6,832	5.09
Home equity term loan	65,734	2,088	6.35	78,894	2,533	6.42
Residential real estate	73,883	2,076	5.62	73,354	2,165	5.90
Other	63,022	2,164	6.87	77,217	2,474	6.41
Total loans receivable	2,712,270	65,312	4.82	2,730,964	65,188	4.77
Investment securities (3)	437,085	9,367	4.29	456,118	10,924	4.79
Interest-earning deposits with banks	18,020	17	0.19	52,927	58	0.22
Federal funds sold	-	-	-	189	-	-
Total interest-earning assets	3,167,375	74,696	4.72	3,240,198	76,170	4.70
Non-interest-earning assets:
Cash and due from banks	45,173			48,955
Bank properties and equipment, net	52,897			48,406
Goodwill and intangible assets, net	140,905			145,618
Other assets	148,088			144,851
Total non-interest-earning assets	387,063			387,830
Total assets	$3,554,438			$3,628,028

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,268,769	5,406	0.85%	$1,001,284	5,311	1.06%
Savings deposits	302,796	1,223	0.81	296,293	1,571	1.06
Time deposits	911,235	8,234	1.81	1,243,804	19,453	3.13
Total interest-bearing deposit accounts	2,482,800	14,863	1.20	2,541,381	26,335	2.07
Short-term borrowings:
Federal funds purchased	30,898	84	0.54	10,133	25	0.49
Securities sold under agreements to repurchase - customers	15,396	13	0.17	16,302	20	0.25
Long-term borrowings:
FHLBNY advances (4)	26,221	608	4.64	33,922	729	4.30
Obligations under capital lease	8,260	275	6.66	5,204	189	7.26
Junior subordinated debentures	92,786	2,031	4.38	92,786	2,319	5.00
Total borrowings	173,561	3,011	3.47	158,347	3,282	4.15
Total interest-bearing liabilities	2,656,361	17,874	1.35	2,699,728	29,617	2.19
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	456,030			414,632
Other liabilities	82,666			106,257
Total non-interest-bearing liabilities	538,696			520,889
Total liabilities	3,195,057			3,220,617
Shareholders' equity	359,381			407,411
Total liabilities and shareholders' equity	$3,554,438			$3,628,028

Net interest income		$56,822			$46,553
Interest rate spread (5)			3.37%			2.51%
Net interest margin (6)			3.59%			2.87%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.24%			120.02%

(1) Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3)  Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustment for six months ended June 30, 2010 and 2009 was $1.0 million and $930,000, respectively.

(4) Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 5 provides certain information regarding changes in interest income and interest expense of the Company for the periods presented.

 Table 5: Year-To-Date Rate-Volume Variance Analysis (1)

	For the Six Months Ended June 30, 2010 vs. 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$433	$1,319	$1,752
Home equity lines of credit	(274)	(510)	(784)
Home equity term loan	(418)	(27)	(445)
Residential real estate	15	(104)	(89)
Other	(476)	166	(310)
Total loans receivable	(720)	844	124
Investment securities	(445)	(1,112)	(1,557)
Interest-bearing deposit account	(34)	(7)	(41)
Federal funds sold	-	-	-
Total interest-earning assets	(1,199)	(275)	(1,474)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	1,249	(1,154)	95
Savings deposits	33	(381)	(348)
Time deposits	(4,353)	(6,866)	(11,219)
Total interest-bearing deposit accounts	(3,071)	(8,401)	(11,472)
Short-term borrowings:
Federal funds purchased	56	3	59
Securities sold under agreements to repurchase - customers	(1)	(6)	(7)
Long-term borrowings:
FHLBNY advances(2)	(174)	53	(121)
Obligations under capital lease	102	(16)	86
Junior subordinated debentures	-	(288)	(288)
Total borrowings	(17)	(254)	(271)
Total interest-bearing liabilities	(3,088)	(8,655)	(11,743)
Net change in net interest income	$1,889	$8,380	$10,269
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

Provision for Loan Losses. For the six months ended June 30, 2010, the provision for loan losses was $23.6 million compared to $11.0 million for the same period in 2009, which increased the allowance for loan losses to total gross loans at June 30, 2010 to 2.69% as compared to 1.62% at June 30, 2009. The Company’s total loans receivable before allowance for loan losses increased $11.5 million, or 0.4%, to $2.75 billion at June 30, 2010 as compared to $2.73 billion at June 30, 2009. Net charge-offs for the six months ended June 30, 2010 were $9.8 million, or 0.4% of average loans outstanding, as compared to $3.9 million, or 0.1%, during the same period in 2009. Net charge-offs were primarily driven by two commercial relationships for $6.0 million and one non-commercial relationship of $879,000 which included two lines of credit and one residential real estate loan which were non-performing as of March 31, 2010. The Company continues to provide for higher provision levels based on a continuing elevated level of delinquencies, non-accrual loans and criticized and classified loans, as well as continued pressure on collateral values, which reflect, in part, the impact of the recent recession on many of the Company’s commercial customers, specifically those in the hospitality industry.

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

Non-Interest Income. Non-interest income increased $3.0 million, or 42.7%, to $10.1 million for the six months ended June 30, 2010, as compared to $7.1 million for the same period in 2009. This increase was primarily attributable to the OTTI charge of $4.8 million recognized on two pooled trust preferred securities during the six months ended June 30, 2009. The Company did not incur any OTTI charges during the six months ended June 30, 2010. This increase was offset by a $1.9 million charge in the derivative fair value credit adjustments on the Company’s derivative portfolio primarily as a result of the deterioration in credit components of two impaired commercial relationships for which the Company engaged in derivative transactions.

Non-Interest Expense. Non-interest expense increased $92.3 million, or 179.3%, to $143.8 million for the six months ended June 30, 2010 as compared to $51.5 million for the same period in 2009. The increase in non-interest expense was primarily attributable to a goodwill impairment charge of $89.7 million. Such a charge is non-cash in nature and does not have a material effect on the Company’s liquidity, tangible equity, or regulatory capital ratios.

Income Tax Benefit. The income tax benefit increased $13.9 million, to $19.5 million for the six months ended June 30, 2010 as compared to $5.5 million for the same period in 2009. The income tax benefit during the second quarter 2010 was primarily the result of a $13.8 million benefit recorded as a result of the $89.7 million goodwill impairment charge. In addition, the Company continues to have relatively large levels of tax-free income earned on tax-exempt securities and BOLI polices.

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

The major source of the Company's funding is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained from a variety of wholesale funding sources as well including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other secured and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes; however, this funding source is currently limited to 3.5% of the Bank’s total liabilities in accordance with a written agreement between the Bank and the OCC as discussed later in this section. In a continued effort to balance deposit growth and net interest margin, especially in the current interest environment and with highly competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. During the second quarter 2010, the Company continued to experience a shift from certificates of deposit into interest-bearing demand deposits. As a result, core deposits, which exclude all certificates of deposit, increased $95.4 million to $2.07 billion, or 91.4% of total deposits at June 30, 2010, as compared to $1.97 billion, or 67.8% of total deposits at December 31, 2009.The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $290.3 million and the FHLBNY of approximately $38.6 million. At June 30, 2010, $30.1 million of the Company’s secured borrowing capacity through the FHLBNY was utilized. At June 30, 2010, the Company had $26.5 million secured borrowings through the Federal Reserve Bank. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of approximately $70.0 million, of which none were utilized as of June 30, 2010. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of June 30, 2010, the Company had a par value of $468.9 million and $68.9 million in loans and securities, respectively, pledged as collateral on secured borrowings with the Federal Reserve and FHLBYNY.

The Company's primary uses of funds are the origination of loans; the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending June 30, 2011 total $701.3 million, or approximately 78.4% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

Total loans receivable increased $27.9 million, or 1.0%, during the first six months of 2010. The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs.

The Company is subject to regulatory capital requirements adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under the requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Total Capital, Tier 1 Capital and Leverage (Tier 1 Capital divided by average assets) ratios are maintained. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets and certain off-balance sheet items as calculated under regulatory practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices.  While the Company and the Bank were in compliance with these regulatory capital requirements of the Federal Reserve Board and the OCC as of June 30, 2010, as discussed below and elsewhere herein, additional capital requirements have been imposed on the Bank by the OCC, with which the Bank was not in full compliance as of June 30, 2010.

On April 15, 2010, the Bank entered into the Agreement with the OCC which contained requirements to develop and implement a profitability and capital plan which will provide for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment.  The capital plan should also contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC.

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. As noted earlier in this section, the Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At June 30, 2010, the Bank’s brokered deposits represented 3.1% of its total liabilities.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to achieve, by June 30, 2010, and thereafter maintain, a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At June 30, 2010, the Bank did not meet any of the three capital ratios as our Tier 1 Leverage ratio was 8.22%, our Tier 1 Capital ratio was 9.37%, and our Total Capital ratio was 10.64%. See Note 15 for discussion on the Securities Purchase Agreements announced on July 7, 2010 which are expected to assist the Company in its achieving its individual minimum capital ratios.

Management is committed to taking all of the necessary measures to ensure the Bank becomes fully compliant with the items contained in the Agreement and through immediate actions believes the Bank has already made substantial progress with many of the provisions.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of June 30, 2010:

Table 6: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision (1)(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$338,731	11.09%	$244,455	8.00%	N/A
Sun National Bank	324,709	10.64	244,198	8.00	$305,248	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	300,080	9.82	122,227	4.00	N/A
Sun National Bank	286,101	9.37	122,099	4.00	183,149	6.00
Leverage ratio:
Sun Bancorp, Inc.	300,080	8.60	139,548	4.00	N/A
Sun National Bank	286,101	8.22	139,292	4.00	174,115	5.00
(1) Not applicable for bank holding companies.
(2) At June 30, 2010, the Bank was considered to be “well capitalized” under the Prompt Corrective Action regulations of the OCC; however, because the Bank entered into the Agreement, it will no longer be considered “well capitalized” under these regulations.

The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The maximum deposit insurance amount has been increased from $100,000 to $250,000 with the increase due to December 31, 2013. As part of the Dodd-Frank Act which was signed into law on July 21, 2010, this increase has been made permanent. In April 2010, the FDIC adopted an interim rule providing a six-month extension of the Transaction Account Guarantee (“TAG”) program for insured depository institutions until December 31, 2010, with the possibility of an additional 12-month extension of the program without further rulemaking.  Insured institutions currently participating in the TAG program that wish to opt out of the extension have until April 30, 2010 to submit their request, which will become effective on July 1, 2010.  For institutions choosing to remain in the TAG program, after July 1, 2010, the basis for calculating the current assessments, as well as, the interest rates on negotiable order of withdrawal (“NOW”) accounts guaranteed under the program, will be modified.  Currently, the TAG program provides depositors with unlimited coverage for noninterest-bearing transaction accounts and low-interest NOW accounts. The Bank has opted to participate in the upcoming extension.

In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 30, 2009, the Company paid the FDIC prepaid assessment of $18.3 million, of which approximately $1.6 million applies to the second quarter 2010.  At June 30, 2010, the Company’s prepaid assessment balance was $14.5 million.  Beginning in the second quarter 2010, the Company’s FDIC assessment rate will increase 6 basis points.

The Company’s capital securities are deconsolidated in accordance with GAAP and qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2009, and would have limited capital securities and other restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2009, the Federal Reserve Board extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25 percent of all core capital elements, including goodwill. The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2010, the entire $90.0 million in capital securities qualify as Tier 1.

The ability of the Bank to pay dividends to the Company is governed by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at June 30, 2010. Per the Agreement, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC.

See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at June 30, 2010 was $57.8 million and the portion of the exposure not covered by collateral was approximately $685,000. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition, consistent with FASB ASC 825, Financial Instruments. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 5, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at June 30, 2010 and December 31, 2009 was $1.3 million and $965,000, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

In October 2007, Visa Inc. (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008. At the time of the announcement, the Company was a member of the Visa USA network. As part of Visa’s restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests. The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007. In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not a named defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, in accordance with Visa’s by-laws, the Company and other Visa USA, Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. On July 16, 2009, Visa deposited an additional $700 million into the litigation escrow account previously established to satisfy specific settlement obligations. Visa funded the additional amount into the escrow account by reducing each Class B shareholders’ conversion ratio to Visa Class A shares from 0.6296 to 0.5824. The Company currently has 7,672 Class B shares, with a zero cost basis. The Company's indemnification obligation is limited to its proportionate interest in Visa USA, Inc. The Company determined that its potential indemnification obligations based on its proportionate share of ownership in Visa USA was not material at June 30, 2010.

Recent Accounting Principles

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires disclosure on a disaggregated basis at two levels, portfolio segments and classes of financing receivables. This guidance also requires a rollforward schedule of the allowance for loan losses on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method, the related recorded investment in financing receivables, the nonaccrual status of financing receivables by class, and impaired financing receivables by class. Additional disclosures are required that relate to the credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables, the nature and extent of troubled debt restructurings and their effect on the allowance for loan losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the period disaggregated by portfolio segment. The new guidance is effective for interim and annual reporting periods that beginning on or after December 15, 2010. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

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

In January 2010, the FASB issued FASB ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires: (1) disclosure of the significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, FASB ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in FASB ASC 820, Fair Value Measurements and Disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for disclosures about purchases, sale, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. The Company adopted the guidance on January 1, 2010 and the guidance did not have an impact on the Company’s financial condition or results of operations. See Note 12 for more information on the Company’s fair value measurements.

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

Recent Legislation

The Dodd-Frank Act was signed into law on July 21, 2010.  Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.  The Dodd-Frank Act, among other things:

●	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;

●
Removes trust preferred securities issued after May 19, 2010, as a permitted component of a holding company’s Tier 1 capital and, after a three-year phase-in period beginning January 1, 2013, eliminates Tier 1 capital treatment for all trust preferred securities issued by holding companies with more than $15 billion in total consolidated assets;

●
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes in the basis for determining FDIC premiums from deposits to assets;

●
Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

●	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

●	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

●
Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

●
Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

●	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts; and

●	Requires publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices.

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

At June 30, 2010, the Company’s gap analysis showed an asset sensitive position with total interest-bearing assets maturing or re-pricing within one year exceeding interest-earning liabilities maturing or re-pricing during the same time period by $373.5 million, representing a positive one-year gap ratio of 10.6%. All amounts are categorized by their actual maturity, anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis, at June 30, 2010, show a position that is relatively neutral to interest rates with a slightly more negative bias as rates decrease. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of June 30, 2010. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	0.4
+100	0.0
-100	-0.9
-200	-1.5

Derivative Financial Instruments. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. In general, the derivative transactions entered into by the Company fall into one of two types: a fair value hedge of a specific fixed-rate loan agreement and an economic hedge of a derivative offering to a Bank customer. Derivative financial instruments involve, to varying degrees, interest rate, market and credit risk. The Company manages these risks as part of its asset and liability management process and through credit policies and procedures. The Company seeks to minimize counterparty credit risk by establishing credit limits and collateral agreements. The Company does not use derivative financial instruments for trading purposes. For more information on the Company’s financial derivative instruments, please see Note 7 of the Notes to Unaudited Condensed Consolidated Statement.

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

The Company is not engaged in any legal proceedings of a material nature at June 30, 2010. In the ordinary course, the Company is from time to time party to legal proceedings incident to its business.  While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows.

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

On April 15, 2010, the Bank entered into the Agreement. The Agreement requires the Bank to take certain actions, including, but not limited to:

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

During the second quarter the Company delivered its profit and capital plans to the OCC, and revised and implemented changes to its credit policies and procedures pursuant to the Agreement. The OCC has established individual minimum capital ratios requirements of the Bank, which were to be achieved by June 30, 2010, and thereafter maintained. At June 30, 2010, the Bank did not meet any of the three capital ratios as our Tier 1 Leverage ratio was 8.22%, our Tier 1 Capital ratio was 9.37%, and our Total Capital ratio was 10.64%.

While subject to the Agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms. There also is no assurance that we will successfully address the OCC’s concerns in the Agreement or that we will be able to fully comply with the Agreement. If we do not fully comply with the Agreement, the Bank could be subject to further regulatory actions, including regulatory enforcement actions.

At June 30, 2010, we did not meet the capital ratios the OCC has directed us to achieve.

The OCC has directed the Bank to achieve, by June 30, 2010, and thereafter maintain, a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to achieve, by June 30, 2010, and thereafter maintain, a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At June 30, 2010, the Bank did not meet any of the three capital ratios as our Tier 1 Leverage ratio was 8.22%, our Tier 1 Capital ratio was 9.37%, and our Total Capital ratio was 10.64%.

There can be no assurance that the transactions contemplated by the stock purchase agreements will close.

On July 7, 2010, the Company entered into various stock purchase agreements with various investors that provide for the sale of securities of the Company for a net equity investment of approximately $100 million after expenses. The terms of the agreements provide that the investments will occur in two closings and there are various conditions that must be satisfied before the closings can occur.  There can be no assurance that one or both of the closings will occur.

The recently-enacted Dodd-Frank Act may significantly affect our business.

On July 21, 2010, the President signed the Dodd-Frank Act into law. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. While the full effects of the legislation on us cannot yet be determined, this legislation was opposed by the American Bankers Association and is generally perceived as negatively impacting the banking industry. This legislation may result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect our business.  See “Recent Legislation.”

The Agreement’s limitation on brokered deposits could impact our liquidity.

Per the terms of the Agreement, brokered deposits may not exceed 3.5% of total liabilities without the prior approval of the OCC. At June 30, 2010, brokered deposits represented 3.1% of total liabilities. We have historically used brokered deposits as part of our liquidity strategy and to supplement other funding sources such as customer deposits, Fed funds and FHLB advances. This restriction could serve to limit our potential sources of liquidity in the future.

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

Sun Bancorp, Inc.
Registrant

Date: August 6, 2010	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer

Date: August 6, 2010	/s/ Robert B. Crowl
Robert B. Crowl
Executive Vice President and
Chief Financial Officer

Date: August 6, 2010	/s/ Debra Weiss
Debra Weiss
Chief Accounting Officer and
Controller