Form 10-Q
period 2010-09-30
SUN BANCORP INC /NJ/
filed 2010-11-09
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or
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
Yes [  ] No [x]

Common Stock, $1.00 Par Value – 50,240,086 Shares Outstanding at November 5, 2010

SUN BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$47,207	$53,857
Interest-earning bank balances	158,058	5,263
Cash and cash equivalents	205,265	59,120
Investment securities available for sale (amortized cost of $458,808 and $435,267 at September 30, 2010 and December 31, 2009, respectively)	460,246	434,738
Investment securities held to maturity (estimated fair value of $4,008 and $7,121 at September 30, 2010 and December 31, 2009, respectively)	3,883	6,955
Loans receivable (net of allowance for loan losses of $74,579 and $59,953 at September 30, 2010 and December 31, 2009, respectively)	2,608,199	2,657,694
Restricted equity investments	14,926	15,499
Bank properties and equipment, net	53,331	53,246
Real estate owned	4,272	9,527
Accrued interest receivable	10,794	12,235
Goodwill	38,188	127,894
Intangible assets, net	11,552	14,316
Deferred tax assets, net	-	20,721
Bank owned life insurance (BOLI)	74,204	77,753
Other assets	118,777	89,207
Total assets	$3,603,637	$3,578,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$3,051,894	$2,909,268
Federal funds purchased	-	89,000
Securities sold under agreements to repurchase – customers	15,702	18,677
Advances from the Federal Home Loan Bank of New York (FHLBNY)	4,308	15,215
Securities sold under agreements to repurchase – FHLBNY	15,000	15,000
Obligations under capital lease	8,169	8,301
Junior subordinated debentures	92,786	92,786
Deferred tax liabilities, net	293	-
Other liabilities	112,447	74,065
Total liabilities	3,300,599	3,222,312

Commitments and contingencies (see Note 11)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; 88,009 shares of Series B convertible perpetual stock; liquidation value $1,000 per share, issued and outstanding at September 30, 2010	88,009	-
Common stock, $1 par value, 50,000,000 shares authorized; 30,333,183 shares issued and 28,226,460 shares outstanding at September 30, 2010; 25,435,994 shares issued and 23,329,271 shares outstanding at December 31, 2009	30,333	25,436
Additional paid-in capital	371,450	362,189
Retained deficit	(161,522)	(4,597)
Accumulated other comprehensive income (loss)	1,144	(149)
Deferred compensation plan trust	(214)	(124)
Treasury stock at cost, 2,106,723 shares at September 30, 2010 and December 31, 2009	(26,162)	(26,162)
Total shareholders’ equity	303,038	356,593
Total liabilities and shareholders’ equity	$3,603,637	$3,578,905
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010		2009		2010	2009
INTEREST INCOME
Interest and fees on loans		$32,664		$33,299	$97,976	$98,487
Interest on taxable investment securities		2,963		3,405	9,002	11,341
Interest on non-taxable investment securities		741		969	2,634	2,695
Dividends on restricted equity investments		204		219	637	609
Total interest income		36,572		37,892	110,249	113,132
INTEREST EXPENSE
Interest on deposits		7,260		9,797	22,123	36,132
Interest on funds borrowed		372		548	1,352	1,511
Interest on junior subordinated debentures		1,054		1,081	3,085	3,400
Total interest expense		8,686		11,426	26,560	41,043
Net interest income		27,886		26,466	83,689	72,089
PROVISION FOR LOAN LOSSES		42,429		16,237	66,007	27,187
Net interest (loss) income after provision for loan losses		(14,543)		10,229	17,682	44,902
NON-INTEREST INCOME
Service charges on deposit accounts		2,869		3,150	8,857	9,290
Other service charges		92		85	270	246
Gain on sale of loans		921		711	2,236	1,749
Gain on derivative instruments		-		-	-	212
Investment products income		708		894	2,103	2,172
BOLI income		545		575	1,622	1,649
Net impairment losses on available for sale securities:
Total impairment losses	(4,005)		(1,928)		(4,005)	(6,764)
Portion of loss recognized in other comprehensive income (before taxes)	3,055		-		3,055	-
Net impairment losses recognized in earnings		(950)		(1,928)	(950)	(6,764)
Derivative credit valuation adjustment		(7,498)		(45)	(9,509)	25
Other		961		1,034	3,086	2,950
Total non-interest (loss) income		(2,352)		4,476	7,715	11,529
NON-INTEREST EXPENSE
Salaries and employee benefits		15,079		14,154	42,299	39,333
Occupancy expense		3,030		2,689	9,465	8,606
Equipment expense		1,663		1,619	5,149	4,842
Data processing expense		1,039		980	3,226	3,042
Amortization of intangible assets		922		1,177	2,764	3,532
Goodwill impairment		-		-	89,706	-
Insurance expense		2,105		1,519	5,632	6,292
Professional fees		461		595	1,504	1,480
Advertising expense		833		251	1,945	1,667
Problem loans expense		956		606	3,239	1,330
Real estate owned expense, net		93		854	403	1,127
Other		3,160		2,423	7,771	7,083
Total non-interest expense		29,341		26,867	173,103	78,334
LOSS BEFORE INCOME TAXES		(46,236)		(12,162)	(147,706)	(21,903)
INCOME TAX EXPENSE (BENEFIT)		28,757		(5,620)	9,219	(11,112)
NET LOSS		(74,993)		(6,542)	(156,925)	(10,791)
Preferred stock dividends and discount accretion		274		-	274	5,351
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS		$(75,267)		$(6,542)	$(157,199)	$(16,142)
Basic loss per share		$(3.14)		$(0.28)	$(6.66)	$(0.70)
Diluted loss per share		$(3.14)		$(0.28)	$(6.66)	$(0.70)
Weighted average shares – basic	23,960,691		23,162,992		23,587,981	23,104,419
Weighted average shares – diluted	23,960,691		23,162,992		23,587,981	23,104,419
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Gain	Deferred Compensation Plan Trust	Treasury Stock	Total
BALANCE, JANUARY 1, 2009	$-	$24,037	$351,430	$22,580	$(13,377)	$-	$(26,162)	$358,508
Adjustment to adopt FASB ASC 320-10 (net of tax of $2.1 million)	-	-	-	3,110	(3,110)	-	-	-
Comprehensive income:
Net loss	-	-	-	(10,791)	-	-	-	(10,791)
Unrealized gains on available for sale securities net of reclassification adjustment, net of tax (See Note 1)	-	-	-	-	13,408	-	-	13,408
Portion of impairment loss transferred to earnings, net of tax (See Note 1)	-	-	-	-	3,110	-	-	3,110
Comprehensive income								5,727
Issuance of preferred stock (net of original discount of $4.1 million)	85,175	-	-	-	-	-	-	85,175
Redemption of preferred stock	(89,310)	-	-	-	-	-	-	(89,310)
Discount accretion	4,135	-	-	(4,135)	-	-	-	-
Preferred stock issuance cost	-	-	-	(112)	-	-	-	(112)
Issuance of common stock	-	145	678	-	-	-	-	823
Issuance of warrant	-	-	4,135	-	-	-	-	4,135
Redemption of warrant	-	-	(2,100)	-	-	-	-	(2,100)
Stock-based compensation	-	14	725	-	-	(21)	-	718
Stock dividend	-	1,099	6,703	(7,802)	-	-	-	-
Cash paid for fractional shares resulting from stock dividend	-	-	-	(3)	-	-	-	(3)
Preferred stock dividends	-	-	-	(1,104)	-	-	-	(1,104)
BALANCE, SEPTEMBER 30, 2009	$-	$25,295	$361,571	$1,743	$31	$(21)	$(26,162)	$362,457

BALANCE, JANUARY 1, 2010	$-	$25,436	$362,189	$(4,597)	$(149)	$(124)	$(26,162)	$356,593
Comprehensive loss:
Net loss	-	-	-	(156,925)	-	-	-	(156,925)
Unrealized gain on available for sale securities net of reclassification adjustment, net of tax (See Note 1)	-	-	-	-	1,293	-	-	1,293
Comprehensive loss								(155,632)
Issuance of preferred stock (See Note 15)	88,009	-	-	-	-	-	-	88,009
Issuance of common stock (See Note 15)	-	4,861	14,672	-	-	(90)	-	19,443
Preferred and common stock issuance costs (See Note 15)	-	-	(7,488)	-	-	-	-	(7,488)
Stock-based compensation	-	36	2,077	-	-	-	-	2,113
BALANCE, SEPTEMBER 30, 2010	$88,009	$30,333	$371,450	$(161,522)	$1,144	$(214)	$(26,162)	$303,038
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(156,925)	$(10,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	66,007	27,187
Depreciation, amortization and accretion	9,511	8,217
Goodwill impairment	89,706	-
Write down of book value of bank properties and equipment and real estate owned	12	1,007
Impairment charge on available for sale securities	950	6,764
Net gain on sales or call of investment securities available for sale	(102)	(18)
Net loss on sale of real estate owned	9	67
Gain on sale of loans	(2,236)	(1,749)
Increase in cash value of BOLI	(1,622)	(1,649)
Deferred income taxes	20,340	(6,788)
Stock-based compensation	2,113	719
Shares contributed to employee benefit plans	509	518
Loans originated for sale	(128,020)	(100,279)
Proceeds from the sale of loans	120,326	102,497
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	1,441	1,088
Other assets	79	(6,547)
Other liabilities	10,000	(3,255)
Net cash provided by operating activities	32,098	16,988
INVESTING ACTIVITIES
Purchases of investment securities available for sale	(234,892)	(50,096)
Net redemption of restricted equity securities	573	803
Proceeds from maturities, prepayments or calls of investment securities available for sale	184,332	88,574
Proceeds from maturities, prepayments or calls of investment securities held to maturity	3,067	5,707
Proceeds from sale of investment securities	22,619	-
Proceeds from death benefit from BOLI	5,171	-
Net (increase) decrease in loans	(10,354)	2,075
Purchases of bank properties and equipment	(3,647)	(4,417)
Proceeds from insurance on real estate owned	154	-
Proceeds from sale of real estate owned	8,022	364
Net cash (used in) provided by investing activities	(24,955)	43,010
FINANCING ACTIVITIES
Net increase in deposits	142,626	36,516
Net repayments of federal funds purchased	(89,000)	(65,500)
Net (repayments) borrowings of securities sold under agreements to repurchase - customer	(2,975)	691
Repayment of advances from FHLBNY	(10,907)	(26,569)
Repayment of obligations under capital leases	(132)	(76)
Proceeds from the issuance of preferred stock and warrant	-	89,310
Proceeds from the issuance of preferred stock, series B (see Note 15)	88,009	-
Redemption of preferred stock	-	(89,310)
Redemption of warrant	-	(2,100)
Payment of preferred stock dividend	-	(1,104)
Preferred stock issuance costs	-	(112)
Preferred and common stock issuance costs (see Note 15)	(7,417)	-
Proceeds from issuance of common stock (see Note 15)	18,798	80
Cash paid for fractional interests resulting from stock dividend	-	(3)
Net cash provided by (used in) financing activities	139,002	(58,177)
NET INCREASE IN CASH AND CASH EQUIVALENTS	146,145	1,821
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	59,120	58,433
CASH AND CASH EQUIVALENTS, END OF PERIOD	$205,265	$60,524
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$18,485	$42,697
Income taxes paid	110	3,065
Income tax refunds	2,724	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Receivable on principal pay downs of mortgage-backed securities	$2,587	$-
Commitments to purchase investment securities	-	1,764
Transfer of real estate owned to bank property	1,900	-
Transfer of loans to real estate owned	4,854	9,086
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

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (the “Codification” or “ASC”) 105-10, became the sole source of authoritative GAAP recognized by the FASB, as defined. Rules and interpretive guidance of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. In addition, effective July 1, 2009, changes to the Codification are communicated through an Accounting Standards Update (“ASU”).

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the accompanying notes thereto included in the Annual Report on Form 10-K, as amended, of Sun Bancorp, Inc. (the “Company”) for the year ended December 31, 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, goodwill, income taxes and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

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

Loans Held for Sale. Included in loans receivable is approximately $16.7 million and $7.1 million of loans held for sale at September 30, 2010 and December 31, 2009, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis.

Other Comprehensive Income (Loss). The Company classifies items of other comprehensive income (loss) by their nature and displays the accumulated balance of other comprehensive income (loss) separately from retained deficit and additional paid-in capital in the equity section of the Unaudited Condensed Consolidated Statements of Financial Condition. Amounts categorized as other comprehensive income (loss) represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment ("OTTI") loss not recorded in earnings. Reclassifications are made to avoid double counting in comprehensive loss items which are displayed as part of net income for the period. These reclassifications are as follows for the nine months ended September 30, 2010 and 2009:

Disclosure of Reclassification Amounts, Net of Tax

	For the Nine Months Ended September 30,
	2010			2009
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain on securities available for sale during the period	$4,173	$(1,411)	$2,762	$22,311	$(8,000)	$14,311
Cumulative effect of adopting FASB ASC 320-10				5,258	(2,148)	3,110
Reclassification adjustment for net gain included in net income(1), (2)	(101)	-	(101)	(18)	6	(12)
Reclassification adjustment for net impairment loss recognized in earnings (1)	950	(333)	618	(6,761)	2,760	(4,001)
Reclassification adjustment for portion of impairment loss recognized in other comprehensive loss	(3,055)	1,069	(1,986)	-	-	-
Net unrealized gain on securities available for sale	$1,967	$(674)	$1,293	$20,790	$(7,382)	$13,408
(1) All amounts are included in non-interest income in the Unaudited Condensed Consolidated Statements of Operations.
(2) Reclassification adjustment for the nine months ended September 30, 2010 is tax exempt as all sales/calls during the period were municipal securities.

Recent Accounting Principles. In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires disclosure on a disaggregated basis at two levels, portfolio segments and classes of financing receivables. This guidance also requires a rollforward schedule of the allowance for loan losses on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method, the related recorded investment in financing receivables, the non-accrual status of financing receivables by class, and impaired financing receivables by class. Additional disclosures are required that relate to the credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables, the nature and extent of troubled debt restructurings and their effect on the allowance for loan losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the period disaggregated by portfolio segment. The new guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This guidance removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. FASB ASU 2010-09 is intended to remove potential conflicts with the SEC’s literature and all of the amendments were effective upon issuance, except for the use of the issued date for conduit debt obligors, which was effective for interim or annual periods ending after June 15, 2010. The Company adopted the new guidance upon issuance and the guidance did not have an impact on the Company’s financial condition or results of operations.

In January 2010, the FASB issued FASB ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires: (1) disclosure of the significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, FASB ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in FASB ASC 820, Fair Value Measurements and Disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance was effective for interim and annual reporting periods beginning January 1, 2010, except for disclosures about purchases, sale, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. The Company adopted the guidance on January 1, 2010 and the guidance did not have an impact on the Company’s financial condition or results of operations. See Note 12 for more information on the Company’s fair value measurements.

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

Activity in the stock option plans for the nine months ended September 30, 2010, was as follows:

Summary of Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2010	2,199,611	$9.51	1,602,248
Granted	751,494	4.78
Exercised	-	-
Forfeited	(18,794)	8.67
Expired	(169,671)	7.85
September 30, 2010	2,762,640	$8.33
Stock options vested or expected to vest(1)	2,619,434	$8.40	1,783,838
(1) Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 5.3 years for options outstanding and 3.2 years for options exercisable as of September 30, 2010.

At September 30, 2010, the aggregate intrinsic value was $449,000 for options outstanding and $14,000 for options exercisable.

During the nine months ended September 30, 2010 and 2009, the Company granted 751,494 options and 7,907 options, respectively. In accordance with FASB ASC 718, the fair value of the stock options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of the stock option is estimated using historical exercise behavior of employees at a particular level of management who were granted options with a 10-year term. The stock options have historically been granted with this term, and therefore, information necessary to make this estimate was available. The use of an expected term assumption shorter than the contractual term is not deemed appropriate for non-employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the options for the nine months ended September 30, 2010 and 2009 are as follows:

Weighted Average Assumptions Used in Black-Scholes Option Pricing Model

	For the Nine Months Ended September 30,
	2010	2009
Weighted average fair value of options granted	$2.76	$2.86
Weighted average risk-free rate of return	3.06%	3.00%
Weighted average expected option life in months	112	120
Weighted average expected volatility	45%	39%
Expected dividends (1)	$-	$-
(1) To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested restricted stock award activity during the nine months ended September 30, 2010, is presented in the following table:

Summary of Nonvested Restricted Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards outstanding, January 1, 2010	182,297	$7.67
Issued	176,250	4.76
Vested(1)	(48,066)	6.79
Forfeited	(1,000)	3.54
Nonvested stock awards outstanding, September 30, 2010	309,481	$6.16
(1) Amount includes 8,493 restricted stock awards whose vesting was accelerated due to the death of the grantee which have not been released into outstandings because the tax withholding requirements have not yet been satisfied.

During the nine months ended September 30, 2010 and 2009, the Company issued 176,250 shares and 59,655 shares of restricted stock awards, respectively, that were valued at $838,525 and $250,000, respectively, at the time these awards were granted. The value of these shares is based upon the closing price of the common stock on the date of grant. During the first nine months of 2010, there were, 116,250 shares issued that vest 25% immediately and straight line over the remaining three years, 35,000 shares issued which cliff vest after two years and 25,000 shares that cliff vest after four years. Compensation expense will be recognized on a straight-line basis over the service period for all of the shares issued during the nine months ended September 30, 2010.

Total compensation expense recognized, including that for non-employee directors, during the three and nine months ended September 30, 2010 was $1.5 million and $2.1 million, respectively, as compared to $92,000 and $285,000 for the three and nine months ended September 30, 2009, respectively.  As of September 30, 2010 there was approximately $2.4 million and $1.3 million of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted under the Stock Plans. The cost of the options and stock awards is expected to be recognized over a weighted average period of 2.6 years and 2.3 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at September 30, 2010 and December 31, 2009 were as follows:

Summary of Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010
Available for sale:
U.S. Treasury securities	$12,000	$2	$-	$12,002
U.S. Government agency securities	61,909	844	(13)	62,740
U.S. Government agency mortgage-backed securities	291,606	8,050	(135)	299,521
Other mortgage-backed securities	8,082	-	(1,758)	6,324
State and municipal securities	71,332	3,137	(23)	74,446
Trust preferred securities	12,866	-	(8,666)	4,200
Other securities	1,013	-	-	1,013
Total available for sale	458,808	12,033	(10,595)	460,246

Held to maturity:
U.S. Government agency mortgage-backed securities	3,415	127	-	3,542
Other mortgage-backed securities	468	-	(2)	466
Total held to maturity	3,883	127	(2)	4,008
Total investment securities	$462,691	$12,160	$(10,597)	$464,254

December 31, 2009
Available for sale:
U.S. Treasury securities	$2,003	$4	$-	$2,007
U.S. Government agency securities	47,537	737	-	48,274
U.S. Government agency mortgage-backed securities	240,966	7,946	(318)	248,594
Other mortgage-backed securities	9,222	-	(2,342)	6,880
State and municipal securities	104,305	1,900	(516)	105,689
Trust preferred securities	28,814	-	(7,940)	20,874
Other securities	2,420	-	-	2,420
Total available for sale	435,267	10,587	(11,116)	434,738

Held to maturity:
U.S. Government agency mortgage-backed securities	5,123	186	-	5,309
Other mortgage-backed securities	1,832	-	(20)	1,812
Total held to maturity	6,955	186	(20)	7,121
Total investment securities	$442,222	$10,773	$(11,136)	$441,859

During the nine months ended September 30, 2010, the Company had 12 securities called prior to maturity for $51.9 million, resulting in gross realized gains and losses of $26,000 and $69,000, respectively, 48 securities were sold prior to maturity for gross proceeds of $22.6 million, which resulted in gross realized gains and losses of $231,000 and $86,000 respectively, and 16 securities matured at $54.2 million. Of the 12 securities called, one of these securities was a single issuer trust preferred security called at par for $15.0 million and did not have an impact to the Unaudited Condensed Consolidated Statement of Operations. The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2010
U.S. Treasury securities	$10,000	$-	$-	$-	$10,000	$-
U.S. Government agency securities	15,606	(13)	-	-	15,606	(13)
U.S. Government agency mortgage-backed securities	30,857	(135)	-	-	30,857	(135)
Other mortgage-backed securities	-	-	6,791	(1,760)	6,791	(1,760)
State and municipal securities	524	(12)	600	(11)	1,124	(23)
Trust preferred securities	-	-	4,200	(8,666)	4,200	(8,666)
Total	$56,987	$(160)	$11,591	$(10,437)	$68,578	$(10,597)

December 31, 2009
U.S. Government agency mortgage-backed securities	$27,052	$(318)	$-	$-	$27,052	$(318)
Other mortgage-backed securities	-	-	8,692	(2,362)	8,692	(2,362)
State and municipal securities	9,365	(284)	5,169	(232)	14,534	(516)
Trust preferred securities	-	-	20,874	(7,940)	20,874	(7,940)
Total	$36,417	$(602)	$34,735	$(10,534)	$71,152	$(11,136)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether (a) the Company has the intent to sell the security, (b) it is more likely than not that it will be required to sell the security before recovery, and (c) it does not expect to recover the entire amortized cost basis of the security. The guidance requires the Company to bifurcate the OTTI on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered, into two components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security. The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the credit loss is recognized in other comprehensive income.

For the nine months ended September 30, 2010, the Company’s review of its unrealized losses on securities and whether those losses were temporary in nature, determined credit losses of $950,000 on a single issuer trust preferred security. Application of the guidance did not have an impact on any other securities in unrealized loss position.

The following is a roll-forward of OTTI charges recognized in earnings as a result of credit losses on investments for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,
	2010	2009
Cumulative OTTI, beginning of period	$351	$7,072
Additional increase as a result of net impairment losses recognized on investments	950	1,928
Cumulative OTTI, end of period	$1,301	$9,000

	For the Nine Months Ended September 30,
	2010	2009
Cumulative OTTI, beginning of period	$351	$2,236
Additional increase as a result of net impairment losses recognized on investments	950	6,764
Cumulative OTTI, end of period	$1,301	$9,000

U.S. Government Agency Securities. At September 30, 2010, the gross unrealized loss in the category of less than 12 months of $13,000 consisted of two securities with an estimated fair value of $15.6 million issued and guaranteed by a U.S. Government sponsored agency. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of September 30, 2010, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

U.S. Government Agency Mortgage-Backed Securities. At September 30, 2010, the gross unrealized loss in the category of less than 12 months of $135,000 consisted of four mortgage-backed securities with an estimated fair value of $30.9 million issued and guaranteed by a U.S. Government sponsored agency. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of September 30, 2010, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Other Mortgage-Backed Securities. At September 30, 2010, the gross unrealized loss in the category 12 months or longer of $1.8 million consisted of three non-agency mortgage-backed securities with an estimated fair value of $6.8 million. Of these securities, two were rated “AAA” by at least one nationally recognized rating agency and the remaining security was rated as non-investment grade. The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues, have been negatively impacted since 2008 as credit spreads widened dramatically. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of September 30, 2010, management concluded that an OTTI did not exist on the two securities rated “AAA” and believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. An OTTI charge of $351,000 was recorded on the non-investment grade security at December 31, 2009. Management’s assessment concluded that an additional OTTI impairment charge did not exist at September 30, 2010. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

State and Municipal Securities. At September 30, 2010, the gross unrealized loss in the category 12 months or longer of $11,000 consisted of two municipal securities with an estimated fair value of $600,000, both of which were rated investment grade by at least one nationally recognized rating agency. The $12,000 gross unrealized loss in the category of less than 12 months consisted of two municipal securities, both of which were rated investment grade or better by at least one nationally recognized rating agency, with an estimated fair value of $524,000. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The Company monitors rating changes in those issues rated by a nationally recognized rating agency and performs in-house credit reviews on those non-rated issues. The Company believes recovery of fair value is expected as the securities approach their maturity date or as valuations for such securities improve as market yields change.  As of September 30, 2010 management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Trust Preferred Securities. At September 30, 2010, the gross unrealized loss in the category of 12 months or longer of $8.7 million consisted of two trust preferred securities. The trust preferred securities are comprised of one non-investment grade rated pooled security with an amortized cost of $8.8 million and estimated fair value of $3.2 million and one non-rated single issuer security with an amortized cost of $4.1 million and an estimated fair value of $1.0 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The non-investment grade pooled security is in a senior position in the capital structure. The security had a 1.34 times principal coverage. As of the most recent reporting date interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed a 0% recovery on any defaulted collateral, a 10% recovery on any deferring collateral and additional 3.6% defaults or deferrals’ every 3 years with a 10% recovery rate. As of September 30, 2010, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

The financial performance of the single issuer trust preferred security is monitored on a quarterly basis using data from the issuer’s most recent regulatory reports to assess the probability of cash flow impairment. Expected future cash flows are projected incorporating the contractual cash flow of the security adjusted, if necessary, for potential changes in the amount or timing of cash flows due to the underlying creditworthiness of the issuer and covenants in the security.

In August 2009, the issuer of the single issuer trust preferred security elected to defer its normal quarterly dividend payment.  As contractually permitted, the issuer may defer dividend payments up to five years with accumulated dividends, and interest on those deferred dividends, payable upon the resumption of its scheduled dividend payments. The issuer is currently operating under an agreement with its regulators. The agreement stipulates the issuer must receive permission from its regulators prior to resuming its scheduled dividend payments.

During the third quarter 2010, the Company recorded an OTTI charge of $4.0 million related to this deferring single issuer trust preferred security.  The $4.0 million OTTI charge was comprised of a credit related charge of $950,000 and a market valuation charge of $3.1 million.  Based on the Company’s most recent evaluation, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. However the Company recognizes the length of time the issue has been in deferral, the difficult economic environment and some weakened performance measures increases the probability that a full recovery of principal and anticipated dividends may not be realized. In recognition of that increased probability, the Company concluded that the decline in the security was other than temporary.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at September 30, 2010 and 2009 is shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

    Contractual Maturities of Investment Securities

September 30, 2010	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,441	$30,489	$-	$-
Due after one year through five years	53,003	53,828	-	-
Due after five years through ten years	1,825	1,980	-	-
Due after ten years	73,851	68,104	-	-
Total investment securities, excluding mortgage-backed securities	159,120	154,401	-	-

U.S. Government agency mortgage-backed securities	291,606	299,521	3,415	3,542
Other mortgage-backed securities	8,082	6,324	468	466
Total investment securities	$458,808	$460,246	$3,883	$4,008

December 31, 2009
Due in one year or less	$31,857	$32,001	$-	$-
Due after one year through five years	32,090	32,664	-	-
Due after five years through ten years	9,413	9,592	-	-
Due after ten years	111,719	105,007	-	-
Total investment securities, excluding mortgage-backed securities	185,079	179,264	-	-

U.S. Government agency mortgage-backed securities	240,966	248,594	5,123	5,309
Other mortgage-backed securities	9,222	6,880	1,832	1,812
Total investment securities	$435,267	$434,738	$6,955	$7,121

At September 30, 2010, the Company had $232.9 million, amortized cost, and $238.6 million, estimated fair value, of investment securities pledged to secure public deposits. As of September 30, 2010, the Company had $82.1 million, amortized cost, and $85.4 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(4) Loans

The components of loans as of September 30, 2010 and December 31, 2009 were as follows:

Loan Components

	September 30, 2010	December 31, 2009
Commercial and industrial	$2,235,715	$2,249,365
Home equity lines of credit	244,274	258,592
Home equity term loan	58,305	68,592
Residential real estate	85,554	75,322
Other	58,930	65,776
Total gross loans	2,682,778	2,717,647
Allowance for loan losses	(74,579)	(59,953)
Net loans receivable	$2,608,199	$2,657,694

Non-accrual loans	$192,773	$87,882
Loans past due 90 days and accruing	11,802	7,958
Troubled debt restructuring, performing	20,396	-

Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation. Additionally, the Company makes commercial real estate loans for the acquisition, refinance, improvement and construction of real property. Loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired.  Loans secured by properties where repayment is dependent upon payment of rent by third-party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.  At September 30, 2010, commercial and industrial loans secured by commercial real estate properties totaled $1.48 billion of which $728.3 million, or 49.3%, were classified as owner occupied and $749.5 million, or 50.7%, were classified as non-owner occupied.

As of September 30, 2010, the Company had $113.7 million outstanding on 28 residential construction, commercial construction and land development relationships whose agreements included interest reserves. As of December 31, 2009, the Company had $108.7 million outstanding on 28 residential construction, commercial construction and land development relationships whose agreements included interest reserves. The Company had one commercial construction relationship with an interest reserve of $900,000 on non-accrual status as of September 30, 2010. This relationship is in technical default, no additional fundings of the interest reserve will be made. There were no loans with interest reserves on non-accrual status as of December 31, 2009. The total amount available in those reserves to fund interest payments was $3.0 million and $6.5 million for the periods ended September 30, 2010 and December 31, 2009, respectively. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at underwriting time in conjunction with the review of the plans and specifications for the project being financed.  Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless our borrower post cash collateral in an interest reserve.

The Company’s home equity loan portfolio represents 11.3% of total loans outstanding at September 30, 2010 and is the largest component of the Company's non-commercial portfolio.  The home equity loan portfolio decreased $24.6 million, or 7.5%, from December 31, 2009.  Usage of home equity lines of credit has remained constant, at approximately 50.0% over the past year with approximately 42.8% of the overall home equity loan portfolio balance being in a first lien position.

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring (“TDR”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. During the first quarter of 2010, the Company entered into its first TDR agreement with one commercial relationship, and as of September 30, 2010, the carrying value of the TDR was $20.4 million. The Company granted a concession by lowering the fixed interest rate on the borrowing to a rate below the current market rate. The carrying amount of the TDR has remained on accrual status as the borrower has continued to demonstrate a sustained payment performance consistent with the terms of the TDR.

 (5) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2010	2009	2009
Balance, beginning of period	$59,953	$37,309	$37,309
Charge-offs	(51,964)	(19,037)	(24,748)
Recoveries	583	608	726
Net charge-offs	(51,381)	(18,429)	(24,022)
Provision for loan losses	66,007	27,187	46,666
Balance, end of period	$74,579	$46,067	$59,953

The allowance for loan losses was $74.6 million and $60.0 million at September 30, 2010 and December 31, 2009, respectively. The ratio of allowance for loan losses to gross loans was 2.78% at September 30, 2010 as compared to 2.21% at December 31, 2009.

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

The following table presents the Company’s components of impaired loans. Consumer loans that were collectively evaluated for impairment are not included in the data that follows:

Components of Impaired Loans

	September 30, 2010	December 31, 2009
Impaired loans with related allowance for loan losses calculated under FASB ASC 310 (1)	$63,628	$22,999
Impaired loans with no related allowance for loan losses calculated under FASB ASC 310	139,971	52,328
Total impaired loans	$203,599	$75,327

Valuation allowance related to impaired loans	$15,833	$5,561
(1) Includes a troubled debt restructuring of $20.4 million at September 30, 2010.

In accordance with FASB ASC 310, those impaired loans which are fully collateralized do not result in a specific allowance for loan losses. Included in the TDR at September 30, 2010 is a $6.5 million line of credit, of which $5.6 million was utilized and $900,000 was available.

Analysis of Impaired Loans

	For the Nine Months Ended September 30,
	2010	2009
Average impaired loans	$105,111	$47,837
Interest income recognized on impaired loans	378	84
Cash basis interest income recognized on impaired loans	196	84

(6) Real Estate Owned

Real estate owned at September 30, 2010 and December 31, 2009 was as follows:

Summary of Real Estate Owned

	September 30, 2010	December 31, 2009
Commercial properties	$1,351	$8,007
Residential properties	497	531
Bank properties	2,424	989
Total	$4,272	$9,527

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2010	$8,007	$531	$989	$9,527
Transfers from loans	3,218	201	1,435	4,854
Transfers into operations	(1,900)	-	-	(1,900)
Sale of real estate owned	(7,974)	(57)	-	(8,031)
Write down of real estate owned	-	(24)	-	(24)
Other(1)	-	(154)	-	(154)
Ending balance, September 30, 2010	$1,351	$497	$2,424	$4,272
(1) Insurance proceeds received and applied as cost recovery of the carrying value of the property.

During the nine months ended September 30, 2010, the Company had four commercial properties aggregating $3.2 million, one residential property for $201,000, and four bank properties aggregating $1.4 million transferred from loans. The Company moved one commercial property, with an estimated fair value of $1.9 million, into operations. There were two write-downs subsequently recognized on the carrying value of residential properties of $24,000. There was one commercial property and two residential properties, with carrying amounts of $8.0 million and $57,000 respectively, sold during the nine months ended September 30, 2010 resulting in a combined net loss of $9,000, which is included in non-interest expense in the Unaudited Condensed Consolidated Statement of Operations. The Company received insurance proceeds on one residential property and recognized a reduction of carrying value of $154,000. The Company currently maintains 12 properties in the real estate owned portfolio, six of which are former bank branches.  During the third quarter 2010, four of the bank branches were consolidated into four existing bank branches.

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

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at September 30, 2010 and December 31, 2009:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	September 30, 2010		December 31, 2009
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$40,193	$(5,972)	$44,440	$(3,977)

Summary of Interest Rate Swap Components

	September 30, 2010	December 31, 2009
Weighted average pay rate	6.83%	6.81%
Weighted average receive rate	2.27%	2.22%
Weighted average maturity in years	4.0	4.6

Customer Derivatives – Interest Rate Swaps/Floors. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized a $9.5 million fair value adjustment charge during the nine months ended September 30, 2010, included in the derivative credit valuation adjustment in the Unaudited Condensed Consolidated Statements of Operations as a reduction in other income. This charge was primarily attributable to the deterioration in the credit of six impaired commercial relationships for which the Company engaged in derivative transactions.

Summary of Interest Rate Swaps Not Designated As Hedging Instruments

	September 30, 2010		December 31, 2009
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$561,263	$77,250	$608,169	$52,934
Other liabilities	561,263	(81,584)	608,169	(53,137)

In addition, the Company has entered into an interest rate floor sale transaction with one commercial customer. The Company entered into corresponding interest rate floor purchase transactions with a third party in order to offset its exposure on the variable and fixed components of the customer agreements. As the interest rate floors with both the customer and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate floors are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The combined notional amount of the two interest rate floors was $17.4 million and $17.8 million at September 30, 2010 and December 31, 2009, respectively.

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at September 30, 2010 and December 31, 2009 was $98.6 million and $74.9 million, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $87.6 million and $57.1 million at September 30, 2010 and December 31, 2009, respectively.

(8) Goodwill

Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. FASB ASC 350, Intangibles – Goodwill and Other, outlines a two-step goodwill impairment test. Significant judgment is applied when goodwill is assessed for impairment. Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. As defined in accordance with FASB ASC 280, Segment Reporting, the Company has one reportable operating segment and one reporting unit within the segment, “Community Banking”, as all of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities support the others. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its implied fair value, the second step is performed to measure the amount of the impairment loss, if any. An implied loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

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

The step-two analysis indicated that the Company’s carrying amount of goodwill exceeded the implied fair value of the goodwill.  As a result, the Company recorded a non-cash impairment charge of $89.7 million during the second quarter, which is included in non-interest expense in the Unaudited Condensed Consolidated Statement of Operations, on goodwill.  Goodwill at September 30, 2010 and December 31, 2009 was $38.2 million and $127.9 million, respectively.

(9) Deposits

Deposits consist of the following major classifications:

Summary of Deposits

	September 30, 2010	December 31, 2009
Interest-bearing demand deposits	$1,332,612	$1,190,709
Non-interest-bearing demand deposits	503,270	481,524
Savings deposits	285,965	299,322
Time certificates under $100,000	507,754	500,467
Time certificates $100,000 or more	331,535	372,497
Brokered time deposits	90,758	64,749
Total	$3,051,894	$2,909,268

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

The following table presents the loss per share calculation for the three and nine months ended September 30, 2010 and 2009:

Loss Per Share Computation

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(74,993)	$(4,634)	$(156,925)	$(4,249)
Preferred stock dividend and discount accretion	274	4,146	274	5,351
Net loss available to common shareholders	$(75,267)	$(8,780)	$(157,199)	$(9,600)

Average common shares outstanding	23,960,691	23,103,975	23,587,981	23,073,683
Net effect of dilutive common stock equivalents	-	-	-	-
Adjusted average shares outstanding - dilutive	23,960,691	23,103,975	23,587,981	23,073,683

Basic loss per share	$(3.14)	$(0.38)	$(6.66)	$(0.42)
Diluted loss per share	$(3.14)	$(0.38)	$(6.66)	$(0.42)

There were 2.5 million and 2.6 million weighted average common stock equivalents for the three months ended September 30, 2010 and 2009, respectively, and 2.5 million and 3.4 million weighted average common stock equivalents outstanding during the nine months ended September 30, 2010 and 2009, respectively, which were not included in the computation of diluted loss per share as the result would have been antidilutive under the “if converted” method. Of the 3.4 million weighted average common stock equivalents not included in the computation of diluted EPS during the nine months ended September 30, 2009, 825,000 weighted average common stock equivalents related to the issuance of the warrant under the U.S. Treasury under the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”) for the same periods, respectively.

On September 22, 2010, the Company completed the sale of 4,672,750 shares of the Company’s Common Stock as a result of the Securities Purchase Agreement entered into on July 7, 2010. In addition to the Common Stock, 88,009 shares of the Company’s Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), were issued.  Each share of the Series B Preferred Stock will mandatorily convert into shares of Common Stock at a conversion price of $4.00, as approved at the 2010 Shareholders Meeting on November 1, 2010.  The Series B Preferred Stock were not included in the computation of diluted loss per share as the result would have been antidilutive.  However, upon conversion, the Company’s outstanding Common Stock will increase 22,002,250 and will therefore dilute the Company’s earnings per share.  See Note 15 for further discussion on the Securities Purchase Agreement.

(11) Commitments and Contingent Liabilities

Visa Litigation

In October 2007, Visa Inc. (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008. At the time of the announcement, the Company was a member of the Visa USA network. As part of Visa’s restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests. The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007. In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not a named defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, in accordance with Visa’s by-laws, the Company and other Visa USA, Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. On May 28, 2010, Visa deposited an additional $500 million into the litigation escrow account previously established to satisfy specific settlement obligations. Visa funded the additional amount into the escrow account by reducing each Class B shareholders’ conversion ratio to Visa Class A shares from 0.5824 to 0.5550.  Furthermore, on October 8, 2010, Visa deposited another $800 million into the litigation escrow account further reducing the conversion ratio from 0.5550 to 0.5102. The Company currently has 7,672 Class B shares, with a zero cost basis. The Company’s indemnification obligation is limited to its proportionate interest in Visa USA, Inc. The Company determined that its potential indemnification obligations based on its proportionate share of ownership in Visa USA, Inc. was not material at September 30, 2010 or December 31, 2009.

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $56.5 million and $67.9 million at September 30, 2010 and December 31, 2009, respectively) which are not reflected in the accompanying consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the judgment of management, the financial condition of the Company will not be affected materially by the final outcome of any letters of credit.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit as of September 30, 2010 and December 31, 2009 was $1.5 million and $965,000, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

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

●
Level 3 - Unobservable inputs that are support by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In accordance with FASB ASU 2010-06, the Company is required to disclose the significant amount of transfers in and out of Level1, Level 2 and Level 3 fair value measurements and the reasons for such transfers. For the three and nine months ended September 30, 2010 and 2009, there were no transfers between Levels of fair value measurements. FASB ASU 2010-06 also requires the Company to disclose its policy for recognizing the transfers between Levels, which is to assume transfers occur at the beginning of the quarter in which the transfer occurs.

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. Those assets and liabilities which will continue to be measured at fair value on a recurring basis are as follows:

Summary of Recurring Fair Value Measurements

		Category Used for Fair Value Measurement
September 30, 2010	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$12,002	$12,002	$-	$-
U.S. Government agency securities	62,740	-	62,740	-
U.S. Government agency mortgage-backed securities	299,521	-	299,521	-
Other mortgage-backed securities	6,324	-	6,324	-
State and municipal securities	74,446	-	74,446	-
Trust preferred securities	4,200	-	-	4,200
Other securities	1,013	-	1,013	-
Interest rate swaps	77,250	-	77,250	-
Interest rate floor	429	-	429	-
Liabilities:
Fair value interest rate swaps	5,972	-	5,972	-
Interest rate swaps	81,584	-	81,584	-
Interest rate floor	429	-	429	-

December 31, 2009
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,007	$2,007	$-	$-
U.S. Government agency securities	48,274	-	48,274	-
U.S. Government agency mortgage-backed securities	248,594	-	248,594	-
Other mortgage-backed securities	6,880	-	6,880	-
State and municipal securities	105,689	-	105,689	-
Trust preferred securities	20,874	-	-	20,874
Other securities	2,420	-	2,420	-
Interest rate swaps	52,934	-	52,934	-
Interest rate floor	269	-	269	-
Liabilities:
Fair value interest rate swaps	3,977	-	3,977	-
Interest rate swaps	53,137	-	53,137	-
Interest rate floor	269	-	269	-

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

In both security types, projected cash flows are discounted at a rate the Company determines from a trading group of similar securities quoted on the New York Stock Exchange (“NYSE”) or over-the-counter markets based upon its review of market data points such as credit rating, maturity, price and liquidity. The Company indexes the market securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, that market spread ranged from 8.00% to18.50% over the three-month LIBOR.

The following provides details of the fair value measurement activity for Level 3 for the three and nine months ended September 30, 2010 and 2009:

Fair Value Measurements Using Significant Unobservable Inputs – Level 3
Trust Preferred Securities

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$15,090	$16,685	$20,874	$14,482
Total (losses) gains, realized/unrealized:
Included in earnings(1)	(950)	(1,928)	(950)	(6,764)
Included in accumulated other comprehensive income (loss)	5,060	2,877	(724)	9,916
Purchases	-	-	-	-
Maturities	-	-	-	-
Prepayments	-	-	-	-
Calls	(15,000)	-	(15,000)	-
Transfers into Level 3	-	-	-	-
Balance, end of period	$4,200	$17,634	$4,200	$17,634
(1) Amount included in net impairment losses on available for sale securities of the Unaudited Condensed Consolidated Statement of Operations.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures loans held for sale, impaired loans, Small Business Administration ("SBA") servicing assets, restricted equity investments, goodwill and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At September 30, 2010 and 2009, these assets were valued in accordance with GAAP and, except for impaired loans, SBA servicing assets, goodwill and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820.

Summary of Non-Recurring Fair Value Measurements

		Category Used for Fair Value Measurement			Total (Losses) Gains Or Changes in Net Assets
	Total	Level 1	Level 2	Level 3
September 30, 2010
Assets:
Impaired loans	$125,986	$-	$-	$125,986	$(55,258)

September 30, 2009
Assets:
Impaired loans	$48,152	$-	$-	$48,152	$(11,271)
SBA servicing assets	555	-	555	-	74
Real estate owned	8,424	-	8,424	-	(950)

Under FASB ASC 310, collateral dependent impaired loans are based on the fair value of the underlying collateral which is based on appraisals. It is the policy of the Company to obtain a current appraisal of some type when a loan has been identified as non-performing. The type of appraisal will be commensurate with the size and complexity of the loan.  The resulting value will be adjusted for the potential cost of liquidation.  New appraisals will be obtained on an annual basis until the Company is repaid in full, the loan is liquidated, or the loan returns to performing status.

While the loan policy dictates that a loan be assigned to the special assets department when it is placed on non-accrual, there is a need for loan officers in the regions to determine collateral values in a consistent fashion when a loan is initially criticized or classified. The most effective means of accurately determining the fair value of real estate collateral at a point in time is by obtaining a current appraisal or evaluation of the property in question. In anticipation of the receipt of a current appraisal or evaluation, the Company has provided for an alternative and interim means of determining the fair value of the real estate collateral.

The discounting of the most recent appraised or reported value of the collateral securing a loan will be the basis for determining the level of impairment. The discounting will be based on the age of the existing appraisal/evaluation and on the nature of the property. Values developed from the discounting of real estate and equipment collateral will be subject to a further 10% discount for the cost of liquidation based on the net value of the collateral.

Upon transfer to special assets, the following steps will be taken to determine the current value of commercial real estate securing a loan that will be potentially subject to impairment:

Loan Category Used for Impairment Review	Method of Determining the Value
Loans less than $1 million	Evaluation or restricted appraisal

Loans $1 million or greater
Existing appraisal 18 months or less	Restricted appraisal
Existing appraisal greater than 18 months	Summary appraisal

Loans secured primarily by residential real estate
Loans less than $1 million	Automated valuation model
Loans $1 million or greater	Summary form appraisal

An evaluation, as defined by the OCC, is a written report prepared by an appraiser that describes the real estate collateral, its condition, current and projected uses and sources of information used in the analysis, and that provides an estimate of value with any limiting conditions.

A restricted appraisal is defined as a written report prepared under the Uniform Standards of Professional Appraisal Practice (“USPAP”). A restricted use appraisal is for the Company’s use only and should contain a brief statement of information significant to the solution of the appraisal problem.

A summary appraisal is defined as a written report prepared under the USPAP. A summary appraisal report contains a summary of all information significant to the solution of the appraisal problem. The essential difference between a self-contained appraisal report and a summary report is the level of detail in the presentation.

On a quarterly basis, or more frequently as necessary, the officers in special assets will review the circumstances of each collateral dependent loan and real estate owned account.  A collateral dependent loan is defined as one that relies solely on the operation or the sale of the collateral for repayment. If an updated valuation or appraisal is warranted by circumstances or is due based on the schedule, it will be ordered. Adjustments to any specific reserve relating to a value shortfall, as compared to the outstanding loan balance, will be made if justified by appraisals, market conditions or current events concerning the credit.

All appraisals received which are utilized to determine valuations for criticized and classified loans or properties placed in real estate owned are provided under an “as is value”. Partially charged off loans are measured for impairment upon receipt of an updated appraisal based on the relationship between the remaining balance of the charged down loan and the appraised value of the collateral discounted for liquidation. Such loans will remain on non-accrual status unless performance by the borrower relative to repayment warrants a return to accrual. Recognition of non-accrual status occurs at the time a loan can no longer support principal and interest payments in accordance with the original terms and conditions of the loan documents.  Impairment is determined and a specific reserve reflecting any calculated shortfall between the value of the collateral and the outstanding balance of the loan will be recorded in the allowance prior to the next reporting date. Between the receipts of current appraisals, adjustments to any specific reserve relating to a value shortfall as compared the outstanding loan balance will be made if justified by market conditions or current events concerning the credit. If an internal discount-based evaluation is being used, the discount percentage may be adjusted to reflect market changes, changes to the collateral value of similar credits or circumstances of the individual credit itself. The amount of charge off is determined by calculating the difference between the current loan balance and the current collateral valuation, plus estimated cost to liquidate.

These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $63.5 million and $16.6 million at September 30, 2010 and 2009, respectively. The collateral underlying these loans had a fair value of $47.8 million and $11.7 million, including a specific reserve in the allowance for loan losses of $15.7 million and $4.7 million at September 30, 2010 and 2009, respectively. There were charge-offs of $5.2 million and $728,000 during the nine months ended September 30, 2010 and 2009, respectively. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $131.5 million and $36.5 million at September 30, 2010 and 2009, respectively, as the underlying collateral was not below the carrying amount; however, these loans did include charge-offs of $34.4 million and $5.8 million during the nine months ended September 30, 2010 and 2009, respectively.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as real estate owned. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. During the nine months ended September 30, 2009, the Company recorded a decrease in fair value of $800,000 and $150,000 on a commercial warehouse and a residential property, respectively, at September 30, 2009. There were no adjustments during the nine months ended September 30, 2010 to properties included in real estate owned at September 30, 2010. The adjustments to the real estate owned portfolio were based upon observable inputs, such as quoted prices for similar assets in active markets and were therefore, categorized as Level 2 measurements. Overall real estate owned properties adjusted during the nine months ended September 30, 2009 were carried on the Unaudited Condensed Consolidated Statement of Condition at a fair value, less estimated selling cost, of $8.4 million.

The SBA servicing assets are reviewed for impairment in accordance with FASB ASC 860. Because loans are sold individually and not pooled, the Company does not stratify groups of loans based on risk characteristics for purposes of measuring impairment. The Company measures the loan servicing assets by estimating the present value expected of future cash flows for each servicing asset, based on its unique characteristics and market-based assumptions for prepayment speeds and records a valuation allowance for the amount by which the carrying amount of the servicing asset exceeds the fair value. As of September 30, 2010, the Company concluded that the loan servicing assets were not other than temporarily impaired. The Company had a valuation allowance of $23,000 at both September 30, 2010 and December 31, 2009, respectively.

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

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$47,207	$47,207	$53,857	$53,857
Interest-earning bank balances	158,058	158,058	5,263	5,263
Investment securities available for sale	460,246	460,246	434,738	434,738
Investment securities held to maturity	3,883	4,008	6,955	7,121
Loans receivable, net	2,608,153	2,357,505	2,609,362	2,393,950
Hedged commercial loans(1)	46,087	46,154	48,332	48,412
Restricted equity investments	14,926	14,926	15,499	15,499
Interest rate swaps	77,250	77,250	52,934	52,934
Interest rate floor	429	429	269	269

Liabilities:
Demand deposits	1,835,882	1,850,732	1,672,233	1,672,233
Savings deposits	285,966	287,598	299,322	299,322
Time deposits	930,046	939,815	937,713	944,383
Federal funds purchased	-	-	89,000	89,000
Securities sold under agreements to repurchase – customers	15,702	15,702	18,677	18,677
Advances from FHLBNY	4,308	4,683	15,215	15,666
Securities sold under agreements to repurchase – FHLBNY	15,000	16,241	15,000	16,272
Junior subordinated debentures	92,786	37,017	92,786	41,660
Fair value interest rate swaps	5,972	5,972	3,977	3,977
Interest rate swaps	81,584	81,584	53,137	53,137
Interest rate floor	429	429	269	269
(1) Includes positive market value adjustment of $6.0 million and $4.0 million at September 30, 2010 and December 31, 2009, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

Securities sold under agreements to repurchase – FHLBNY and FHLBNY advances. The fair value was estimated by determining the cost or benefit for early termination of the individual borrowing.

Junior subordinated debentures. The fair value was estimated by discounting approximate cash flows of the borrowings by yields estimating the fair value of similar issues.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

 (13) Income Taxes

The income tax expense (benefit) for the nine months ended September 30, 2010 and 2009 consists of the following:

Summary of Income Tax Benefit

	September 30,
	2010	2009
Current	$(11,134)	$(4,323)
Deferred	20,342	(6,789)
Income tax expense (benefit)	$9,219	$(11,112)

Items that gave rise to significant portions of the deferred tax accounts at September 30, 2010 and December 31, 2009 are as follows:

Details of Deferred Taxes

	September 30, 2010	December 31, 2009
Deferred tax asset:
Allowance for loan losses	$31,074	$25,028
Goodwill amortization	5,986	-
Unrealized loss on investment securities	-	380
Impairments realized on investment securities	532	3,820
Net operating loss carry forwards	10,803	2,588
AMT credits	1,975
Other	4,161	1,723
Total deferred tax asset before valuation allowance	54,531	33,539
Less: valuation allowance	(49,886)	-
Deferred tax liability:
Core deposit intangible amortization	2,183	2,771
Unrealized gain on investment securities	293	-
Goodwill amortization	-	6,799
Property	70	701
Deferred loan costs	2,024	2,148
Other	368	399
Total deferred tax liability	4,938	12,818
Net deferred tax (liability) asset	$(293)	$20,721

During the third quarter of 2010, the Company established a valuation allowance of $49.9 million against the entire net deferred tax asset after concluding that it was more likely than not that the full deferred tax asset would not be realized.  Management considered all positive and negative evidence regarding the ultimate realizability of the deferred tax assets, including past operating results and the forecast of future taxable income.

The Company accounts for uncertain tax positions in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FASB ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Unaudited Condensed Consolidated Statement of Operations. As of September 30, 2010, there were no audits in process by any tax jurisdiction.

(14) Regulatory Matters

The Company is subject to regulatory capital requirements adopted by the Federal Reserve Board for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under the requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Total Capital, Tier 1 Capital and Leverage (Tier 1 Capital divided by average assets) ratios are maintained. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets and certain off-balance sheet items as calculated under regulatory practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices.  The Company and the Bank were in compliance with these regulatory capital requirements of the Federal Reserve Board and the OCC as of September 30, 2010. As discussed below and elsewhere herein, additional capital requirements have been imposed on the Bank by the OCC, which the Bank was also in full compliance with as of September 30, 2010.

On April 15, 2010, the Bank entered into an Agreement with the OCC which contained requirements to develop and implement a profitability and capital plan which will provide for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment.  The capital plan was also required to contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC. During the second quarter, the Company delivered its profit and capital plans to the OCC.

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter the Company revised and implemented changes to policies and procedures pursuant to the Agreement. As noted earlier in this section, the Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At September 30, 2010, the Bank’s brokered deposits represented 2.7% of its total liabilities.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to achieve, by June 30, 2010, and thereafter maintain, a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At September 30, 2010, the Bank met all of the three capital ratios established by the OCC as our Leverage ratio was 8.91%, our Tier 1 Capital ratio was 10.77%, and our Total Capital ratio was 12.04%.

Management is taking all of the necessary actions to ensure the Bank becomes fully compliant with all requirements of the Agreement.

The following table provides the both the Company’s and the Bank’s risk-based capital ratios as of September 30, 2010 and December 31, 2009:

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$379,273	12.92%	$234,755	8.00%	N/A
Sun National Bank	352,785	12.04	234,445	8.00	$293,056	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	235,392	8.02	117,377	4.00	N/A
Sun National Bank	315,663	10.77	117,222	4.00	175,834	6.00
Leverage ratio:
Sun Bancorp, Inc.	235,392	6.67	141,140	4.00	N/A
Sun National Bank	315,663	8.91	141,765	4.00	177,206	5.00

December 31, 2009
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$353,116	11.38%	$248,299	8.00%	N/A
Sun National Bank	336,831	10.87	247,986	8.00	$309,982	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	314,046	10.12	124,149	4.00	N/A
Sun National Bank	297,810	9.61	123,993	4.00	185,989	6.00
Leverage ratio:
Sun Bancorp, Inc.	314,046	9.08	138,306	4.00	N/A
Sun National Bank	297,810	8.58	138,809	4.00	173,511	5.00
(1) Not applicable for bank holding companies.

The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) which was signed into law on July 21, 2010, the maximum deposit insurance limit is $250,000. In April 2010, the FDIC adopted an interim rule providing a six-month extension of the Transaction Account Guarantee (“TAG”) program for insured depository institutions until December 31, 2010, with the possibility of an additional 12-month extension of the program without further rulemaking. Insured institutions currently participating in the TAG program that wish to opt out of the extension had until April 30, 2010 to submit their request, which will become effective on July 1, 2010. For institutions that chose to remain in the TAG program, after July 1, 2010, the basis for calculating the current assessments, as well as, the interest rates on negotiable order of withdrawal (“NOW”) accounts guaranteed under the program, was modified. Currently, the TAG program provides depositors with unlimited coverage for non-interest-bearing transaction accounts and low-interest NOW accounts. The Bank opted to participate in the extension.

In addition, the Dodd-Frank Act amended the Federal Deposit Insurance Act to provide for full deposit insurance coverage for non interest-bearing transaction accounts for a two year period beginning December 31, 2010.  This will apply to all insured depository institutions with no opt in or opt out requirements.

In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 30, 2009, the Company paid the FDIC prepaid assessment of $18.3 million, of which approximately $1.7 million applies to the third quarter 2010.  At September 30, 2010, the Company’s prepaid assessment balance was $12.8 million.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective September 30, 2009, and would have limited capital securities and other restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2009, the Federal Reserve Board extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25 percent of all core capital elements, including goodwill. The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2010, $71.3 million in capital securities qualified as Tier 1 and the remaining $18.7 million qualified as Tier 2. In addition, the Series B Preferred Stock, which is deemed to be restricted core capital, qualified as Tier 2 capital at September 30, 2010. At the Annual Shareholders Meeting held on November 1, 2010, the Company’s shareholders approved the amendment to the Company’s Certificate of Incorporation allowing for the conversion of 88,009 shares of Series B Preferred Stock to 22,002,250 shares of the Company’s Common Stock, which will qualify as Tier 1 capital for risk-based capital purposes. In addition, the remaining $18.7 million of capital securities is expected to qualify for Tier 1 capital.

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at September 30, 2010. Per the Agreement, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC.

(15) Securities Purchase Agreements

On July 7, 2010, the Company entered into Securities Purchase Agreements with WLR SBI Acquisition Co, LLC, an affiliate of WL Ross & Co. LLC (“WL Ross”), members and affiliates of the Bank’s founding Brown Family (the “Brown Family”), certain affiliates of Siguler Guff & Company, LP (the “Siguler Guff Shareholders”) and certain other institutional and accredited investors (the “Other Investors”) (collectively, the “Investors”).  On September 22, 2010, the Company completed the sale of 4,672,750 shares of the Company’s common stock, $1.00 par value per share (the “Common Stock”) and 88,009 shares of the Series B Preferred Stock, for aggregate consideration of $106.7 million in cash pursuant to and in accordance with the terms of Securities Purchase Agreements with each of the Investors (the “Agreements”).  Each share of the Series B Preferred Stock will mandatorily convert into shares of Common Stock at a conversion price of $4.00 (subject to certain anti-dilution adjustments) following shareholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to increase the number of authorized shares of Common Stock to permit the issuance of all of the Common Stock into which the Series B Preferred Stock is convertible as well as approval of the issuance of the shares of Common Stock upon conversion as required by the rules and regulations of The Nasdaq Stock Market. At the Annual Meeting of Shareholders held on November 1, 2010, the Company’s shareholders’ approved the amendment to the Company’s Certificate of Incorporation allowing for the conversion of 88,009 shares of Series B Preferred Stock to 22,002,250 shares of the Company’s Common Stock. Upon conversion, WL Ross will beneficially own approximately 25% of the Company’s outstanding voting stock, the Brown Family will beneficially own approximately 29% of the Company’s outstanding voting stock and Siguler Guff will beneficially own 9.9% of the Company’s outstanding voting stock.  None of the Other Investors will beneficially own more than 2% of the Company’s voting securities.

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

●	Level 1- Quoted prices in active markets for identical assets or liabilities..

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

●
Level 3 - Unobservable inputs that are support by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Generally, the Company tests goodwill for impairment annually at year end. However, due to concerns about credit quality, performance as it relates to its peers, as well as recent events specific to the Company, including the written agreement (the “Agreement”) the Bank entered into with the OCC on April 15, 2010, the mandated individual minimum capital ratios as well as information obtained while taking actions to raise capital to meet the individual minimum capital requirements established by the OCC, it was deemed appropriate to perform a goodwill analysis at June 30, 2010.  In performing step one and step two of the impairment analysis, the market value assigned to the Company’s stock was based upon an acquisition value relative to recent acquisition transactions by companies in the Company’s geographic proximity and comparable size. The acquisition value is sensitive to both the fluctuation of the Company’s stock price and the stock price of peer companies.  In determining the value of the Company, it was noted that the recent credit quality trends, such as the increase in non-performing assets, more specifically non-accrual loans, increased significantly over prior quarter changes, which could impact a purchaser’s outlook on the Company’s loan portfolio, especially given the uncertainty with the regulatory environment. In addition, the Company deemed it appropriate to take into consideration information obtained as a result of the  extensive due diligence performed by sophisticated investors, who carefully reviewed the Company’s fundamentals, prospects, market, credit expectations, and regulatory environment. Furthermore, as a result of the Agreement, certain things were mandated on the Company which, if not implemented by June 30, 2010, could lead to more severe actions. These factors, in addition to a discounted cash flow analysis and comparisons of the Company to its peers, resulted in an estimated Company fair value less than its carrying value, and therefore the Company performed a step two analysis. In performing the second step of the analysis to determine the implied fair value of goodwill, the estimated fair value of the Company was allocated to all assets and liabilities including any recognized or unrecognized intangible assets. The allocation is done as if the Company had been acquired in a business combination, and the fair value was the price paid to acquire the Company. The allocation of the market value assigned to the Company’s stock involves, among other things, the assessment of core deposit intangibles, the fair value of outstanding advances and other borrowings, and assessing the fair value of our loan portfolio. These assessments involve valuation techniques that require the use of, among other things, Level 2 and Level 3 market inputs. For example, the fair value adjustment on our outstanding advances and borrowings is based upon observable trades or modeled prices using current yield curves and market spreads. The valuation of our loan portfolio included consideration of discounts that we believe were consistent with transactions occurring in the marketplace.

  The results of this analysis at June 30, 2010 indicated the Company’s carrying amount of goodwill exceeded the implied fair value of the goodwill, and therefore, goodwill was impaired. As a result, the Company recorded a non-cash impairment charge of $89.7 million of goodwill associated with previous acquisitions, included in non-interest expense in the Unaudited Condensed Consolidated Statement of Operations for the quarter ended June 30, 2010. Goodwill at September 30, 2010 and December 31, 2009 was $38.2 million and $127.9 million, respectively.  The Company will evaluate its remaining goodwill again in the fourth quarter 2010 as part of its established annual review process. For more information on goodwill, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Market Overview

According to recent estimates released, the U.S. gross domestic product (“GDP”) for the third quarter 2010 are expected to show the economy is growing at a 2% rate which is better than the second quarter’s 1.7% growth rate but still not the rate needed to generate jobs as the unemployment rate in the U.S. was last reported at 9.6% in September 2010 which is down slightly from 10% at year-end 2009.  Economists say the 2% growth rate means the economy is out of the recession and not in danger of a feared double-dip.

At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank of Philadelphia, current indicators suggest small increases in the third quarter 2010 as firms in the South Jersey region reported modest overall increases in business activity during the third quarter 2010.  And employment among the firms showed slight increases, as the unemployment rate for September 2010 for New Jersey, seasonally adjusted, is estimated to be 9.4% from 9.6% and 9.8% at June 2010 and March 2010, respectively.

At its latest meeting in November 2010, the Federal Reserve decided to keep the Fed funds target rate unchanged in a continued effort to help stimulate economic growth. Since December 2008, the Federal Reserve has kept the Fed funds rate, a key indicator of short-term rates such as credit card rates and HELOC rates, at a range of 0.00%-0.25% with the intent of encouraging consumers and businesses to borrow and spend to help jump start the economy.  However, Fed policymakers are increasingly focused on when and how to start boosting rates once the recovery is firmly entrenched.  In addition to keeping the Federal Funds rate at historically low levels, the Federal Reserve provided liquidity to the financial system through purchases of Treasury, Agency and Mortgage Backed Securities.  In an article by the Associated Press, it noted that the Fed is also cautiously considering what to do with its vast holdings of mortgage-backed securities. The challenge being to sell those assets to drain liquidity from the financial system in such a way that will not increase significantly increase mortgage rates and depreciate home prices.  In February 2010, the Fed increased its discount window rate to 0.75% from 0.50% which is where it had been since December 2008; the discount window rate is the rate charged on borrowings to member banks.

The housing market continues to languish with indicators of housing activity such as New Home Sales Housing Starts and Existing Home Sales stabilizing but at levels significantly below their peaks in 2005 and 2006.  However, the supply of homes is still believed to be in excess of a year in parts of New Jersey, according to the New Jersey Real Estate Report. And according to an analysis from LPS Applied Analytics, as reported in November 2010 by the Wall Street Journal, the average borrower whose home is in foreclosure process hasn’t made a payment in nearly 16 months.

The commercial real estate markets are expected to continue to be a challenge for banks during 2010 and beyond.  Over the next five years, analysts’ project that approximately $1.4 trillion in commercial real estate loans will reach the end of their terms and will require new financing with nearly half of these loans borrowers owe more than the property is worth.  Commercial property values have fallen more than 40% nationally since their 2007 peak and with vacancy rates increasing and rents decreasing, further declines in these values are expected.   Analysts feel pressure on property values will continue as loans that were made during the height of the commercial real estate boom, between 2005 to 2007, based on higher appraised values, are now coming up on the end of their terms.

The continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets to which it does business, and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the nine months ended September 30, 2010.

Financial Condition

Total assets were $3.60 billion at September 30, 2010 as compared to $3.58 billion at December 31, 2009. Cash and cash equivalents increased $146.1 million due, in large part, to the closing of the transactions pursuant to the previously announced Securities Purchase Agreements which occurred on September 22, 2010 (see Note 15 to the Notes to the Unaudited Condensed Consolidated Financial Statements). Total investments and other assets increased $21.9 million, or 4.8%, and $29.6 million, or 33.1%, respectively. These increases were offset by decreases in goodwill of $89.7 million, or 70.1%, loans, net of allowance for loan losses, of $49.5 million, or 1.9%, and the deferred tax asset of $20.7 million, or 100%. Total liabilities increased $78.3 million, or 2.4%, to $3.30 billion at September 30, 2010 compared to $3.22 billion at December 31, 2009 as deposits and other liabilities increased $142.6 million, or 4.9%, and $38.4 million, or 51.8%, respectively. These increases were offset by a decrease in federal funds purchased of $89.0 million. Stockholders’ equity was $303.0 million at September 30, 2010 as compared to $356.6 million at December 31, 2009 primarily due to the increase in the retained deficit of $156.9 million, offset by increases from the preferred stock issuance of $88.0 million and common stock issuance of $14.2 million.

Loans, net of allowance for loan losses, decreased $49.5 million to $2.61 billion at September 30, 2010 as compared to $2.68 billion at December 31, 2009. This decrease was driven by a reduction in total gross loans of $34.9 million, or 1.3%, coupled with an increase in the allowance for loan losses of $14.6 million, or 24.4%. The decrease in gross loans was primarily the result of net charge-offs for the nine months ending September 30, 2010 of $51.4 million. Despite the current economic environment, the Company has not altered its credit underwriting standards.

Total non-performing loans increased $108.7 million to $204.6 million at September 30, 2010, primarily as a result of an increase in non-accrual loans of $104.9 million. Non-accrual loans increased primarily due to the addition of ten commercial relationships, with an emphasis on self-storage, construction land and development and the hospitality sector. The Company continues to evaluate strategic alternatives to strengthen asset quality, including but not limited to the sale or restructuring of problem loans.

As of September 30, 2010, the Company had $113.7 million outstanding on 28 residential construction, commercial construction and land development relationships whose agreements included interest reserves. As of December 31, 2009, the Company had $108.7 million outstanding on 28 residential construction, commercial construction and land development relationships whose agreements included interest reserves. The Company had one commercial construction relationship with an interest reserve of $900,000 on non-accrual as of September 30, 2010. This relationship is in technical default, no additional fundings of the interest reserve will be made. There were no loans with interest reserves on non-accrual status as of December 31, 2009. The total amount available in those reserves to fund interest payments was $3.0 million and $6.5 million for the periods ending September 30, 2010 and December 31, 2009, respectively. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company.  The budgets for loan advances and borrower equity injections are developed at underwriting time in conjunction with the review of the plans and specifications for the project being financed.  Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless the borrower posts cash collateral in an interest reserve.

During the first quarter 2010, the Company entered into its first troubled debt restructuring (“TDR”) agreement with one commercial relationship, and as of September 30, 2010, the TDR was $20.4 million. This loan was accounted for in accordance with FASB ASC 310-40, Troubled Debt Restructuring, as the Company granted a concession by lowering the fixed interest rate on the borrowing to a rate below the current market rate. The carrying amount of the TDR has remained on accrual status as the borrower has continued to demonstrate sustained payment performance consistent with the terms of the TDR. The restructuring includes a revolving line of credit of $6.5 million, of which $5.6 million was utilized and $900,000 was available as of September 30, 2010.

Table 1 provides detail regarding the Company’s non-performing assets and TDR’s at September 30, 2010 and December 31, 2009.

Table 1: Summary of Non-performing Assets and TDRs

	September 30, 2010	December 31, 2009
Non-performing assets:
Non-accrual loans	$192,769	$87,882
Loans past due 90 days and accruing	11,802	7,958
Real estate owned, net	4,272	9,527
Total non-performing assets	208,843	105,367
Troubled debt restructuring, performing	$20,396	$-

The Company’s allowance for losses on loans increased to $74.6 million, or 2.78% of gross loans receivable, at September 30, 2010 from $60.0 million, or 2.21% of loans receivable, at December 31, 2009. The provision for loan losses was $66.0 million for the nine months ended September 30, 2010 compared to $27.2 million for the same period in 2009. Higher reserve balances reflect a migration of loans to higher risk categories and continued pressure on collateral values and increased qualitative factors as a result of the increasing negative trends in our portfolio. Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves. Net charge-offs for the nine months ended September 30, 2010 were $51.4 million, or 1.9% of average loans outstanding. The most significant write downs were $9.2 million related to a fraud for a commercial borrower and $5.5 million that resulted from a lending relationship to a local country club. The local country club was adversely impacted by the decrease in discretionary spending that was a noteworthy highlight of the 2009 economic downturn which severely impacted the membership of this club resulting in a non-performing and impaired loan. The charge-off was based upon the reappraisal of the property which showed a reduced value from original underwriting.

Real estate owned decreased $5.3 million to $4.3 million at September 30, 2010 as compared to December 31, 2009. During the nine months ended September 30, 2010, the Company sold one commercial property and two residential properties, with carrying amounts of $8.0 million and $57,000 respectively, resulting in a combined net loss of $9,000. The Company moved one commercial property, with an estimated fair value of $1.9 million, into operations. In addition, during the first nine months of 2010, the Company added four commercial properties to the real estate owned portfolio, at a total cost of $3.2 million, one residential property for $201,000, and four bank properties aggregating $1.4 million. There are 12 properties currently housed in our OREO portfolio of which six are former bank branches. The assets and liabilities of four bank branches added to OREO during the third quarter had been consolidated into four other existing branches.

Goodwill was $38.2 million at September 30, 2010 as compared to $127.9 million at December 31, 2009. The Company recognized an $89.7 million impairment charge during the quarter ended June 30, 2010 as the goodwill analysis results indicated the carrying amount of goodwill exceeded its implied fair value.

The net deferred tax asset decreased $20.7 million from December 31, 2009 to a liability position of $293,000 at September 30, 2010. During the quarter ended September 30, 2010, the Company established a valuation allowance of $49.9 million against its entire net deferred tax asset after concluding that it was more likely than not that it would not be realized.

Investment securities available for sale increased $25.5 million, or 5.9%, from $434.7 million at December 31, 2009 to $460.2 million at September 30, 2010. Investment securities held to maturity decreased $3.1 million, or 44.9%, from $7.0 million at December 31, 2009 to $3.9 million at September 30, 2010. The overall increase in the investment securities portfolio was a result of purchases and reinvestments in fixed-rate federal agency and mortgage-backed securities. This increase was offset by a decrease of $15.0 million related to the call of a trust preferred security. The Company’s reinvestment strategy for the remainder of 2010 is to maintain an average life and duration profile similar to the Company’s current position.

Bank owned life insurance (“BOLI”) decreased $3.6 million from $77.8 million at December 31, 2009, to $74.2 million at September 30, 2010. The decrease was primarily the result of a $5.2 million return of cash surrender value as a result of the death of an executive officer insured under the policy.  This decrease was offset by an increase of $1.6 million in the cash surrender value of the policies during the nine months ended September 30, 2010, which is included in non-interest income in the Unaudited Condensed Consolidated Statement of Operations.

Other assets increased $29.6 million, or 33.1%, to $118.8 million at September 30, 2010 from $89.2 million at December 31, 2009. This increase was primarily the result of a $24.3 million increase in the fair value of the Company’s financial derivative instruments offered to commercial customers due to a decrease in forward-looking benchmark interest rates applied in the valuation of these instruments. This increase is offset by a $28.4 million increase in the fair value of related financial derivative instruments recorded in the other liabilities section of the Unaudited Condensed Consolidated Statements of Financial Condition. For more information on the Company’s financial derivative instruments, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Total deposits at September 30, 2010 were $3.05 billion, an increase of $142.6 million, or 4.9%, from December 31, 2009. Core deposits, which exclude all certificates of deposit, increased $150.3 million to $2.12 billion, or 69.5% of total deposits at September 30, 2010, as compared to $1.97 billion, or 67.8% of total deposits at December 31, 2009. This increase was offset with a decrease in certificates of deposit, including those placed through brokers, of $7.7 million for the same period. During 2009, the Company aggressively lowered interest rates on deposits. Deposit rates continued to decrease during the first nine months of 2010, however at a more gradual pace than in 2009.  As a result, the Company continued to experience a shift from certificates of deposit into interest-bearing demand deposits through the third quarter of 2010.

Total borrowings, excluding debentures held by trusts, decreased $103.0 million, or 70.5%, to $43.2 million at September 30, 2010 from $146.2 million at December 31, 2009. The decrease was primarily a result of a reduction in federal funds purchased and advances from FHLBNY of $89.0 million and $10.9 million, respectively.

Stockholders’ equity decreased $53.6 million, or 15.0%, to $303.0 million at September 30, 2010 from $356.6 million at December 31, 2009. Retained deficit increased $156.9 million as a result of $157.2 million in losses the Company experienced during the nine months ended September 30, 2010. This decrease was offset by increases in preferred and common stock of $102.2 million, which was primarily as a result of the sale of 4,672,750 shares of the Company’s common stock and 88,009 shares of the Company’s Series B preferred stock per the Securities Purchase Agreements.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

Overview. The Company recognized a net loss available to common shareholders for the three months ended September 30, 2010 of $75.3 million, or a loss of $3.14 per common share, compared to a net loss of $6.5 million, or a loss of $0.28 per common share, for the same period in 2009. During the three months ended September 30, 2010, the Company recorded $42.4 million and $28.8 million of loan loss and income tax provisions, respectively.

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

 Net interest income (on a tax-equivalent basis) increased $1.3 million to $28.3 million for the three months ended September 30, 2010, from $27.0 million for the same period in 2009. Interest income (on a tax-equivalent basis) decreased $1.4 million from the comparable year to $37.0 million while interest expense decreased $2.7 million from the comparable prior year period to $8.7 million. The interest rate spread and net interest margin (on a tax-equivalent basis) for the three months ended September 30, 2010 were 3.24% and 3.47%, respectively, compared to 3.06% and 3.36%, respectively, for the same period in 2009. The increase in margin for the three months ended September 30, 2010 over the comparable prior year period reflects the Company’s continued focus on margin improvement initiatives. Such initiatives, which began in 2009, include higher lending spreads, the implementation of interest rate floors on new and renewable variable rate loans and reductions in deposit rates.

Interest income (on a tax-equivalent basis) decreased $1.4 million, or 3.8%, for the three months ended September 30, 2010, as compared to the same period in 2009. This decrease was primarily interest rate driven as the yields earned on interest-earning assets decreased 25 basis points to 4.53%. Loan and investment income decreased $677,000 and $869,000, respectively, as a result of a decrease in yields of 12 and 78 basis points, respectively.

Interest expense decreased $2.7 million, or 24.0%, for the three months ended September 30, 2010, as compared to the same period in 2009. This decrease was primarily interest rate driven as the cost of average interest-bearing deposits decreased 45 basis points, resulting in a reduction to interest expense of $2.2 million. During 2009, the Company aggressively lowered interest rates on deposits. Deposit rates continued to decrease into 2010, however at a more gradual pace than in 2009.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended September 30, 2010 and 2009. Average balances are derived from daily balances.

	For the Three Months Ended September 30, 2010			For the Three Months Ended September 30, 2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$2,292,274	$26,620	4.65%	$2,247,234	$26,590	4.73%
Home equity lines of credit	250,033	2,921	4.67	263,494	3,248	4.93
Home equity term loan	60,729	932	6.14	72,830	1,182	6.49
Residential real estate	82,094	1,160	5.65	76,626	1,099	5.74
Other	59,998	1,031	6.87	70,790	1,180	6.67
Total loans receivable	2,745,128	32,664	4.76	2,730,974	33,299	4.88
Investment securities (3)	443,203	4,261	3.85	439,661	5,091	4.63
Interest-earning deposits with banks	75,059	46	0.25	46,613	23	0.20
Total interest-earning assets	3,263,390	36,971	4.53	3,217,248	38,413	4.78
Non-interest-earning assets:
Cash and due from banks	51,660			46,724
Bank properties and equipment, net	52,962			52,058
Goodwill and intangible assets, net	50,324			143,868
Other assets	159,960			133,139
Total non-interest-earning assets	314,906			375,789
Total assets	$3,578,296			$3,593,037

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,325,084	2,706	0.82%	$1,112,999	2,658	0.96%
Savings deposits	293,744	550	0.75	299,590	693	0.93
Time deposits	919,404	4,004	1.74	1,057,214	6,446	2.44
Total interest-bearing deposit accounts	2,538,232	7,260	1.14	2,469,803	9,797	1.59
Short-term borrowings:
Federal funds purchased	6,288	5	0.32	42,836	36	0.34
Securities sold under agreements to repurchase - customers	19,003	9	0.19	18,823	12	0.26
Long-term borrowings:
FHLBNY advances (4)	19,412	222	4.57	30,607	361	4.72
Obligations under capital lease	8,194	136	6.64	8,371	139	6.64
Junior subordinated debentures	92,786	1,054	4.54	92,786	1,081	4.66
Total borrowings	145,683	1,426	3.92	193,423	1,629	3.37
Total interest-bearing liabilities	2,683,915	8,686	1.29	2,663,226	11,426	1.72
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	505,036			476,478
Other liabilities	101,448			87,893
Total non-interest-bearing liabilities	606,484			564,371
Total liabilities	3,290,399			3,227,597
Shareholders' equity	287,897			365,440
Total liabilities and shareholders' equity	$3,578,296			$3,593,037

Net interest income		$28,285			$26,987
Interest rate spread (5)			3.24%			3.06%
Net interest margin (6)			3.47%			3.36%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.59%			120.80%

(1) Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3)  Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustment for three months ended September 30, 2010 and 2009 was $399,000 and $521,000, respectively.

(4) Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Quarterly Rate-Volume Variance Analysis (1)

	For the Three Months Ended September 30, 2010 vs. 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$497	$(467)	$30
Home equity lines of credit	(161)	(166)	(327)
Home equity term loan	(189)	(61)	(250)
Residential real estate	78	(17)	61
Other	(183)	34	(149)
Total loans receivable	42	(677)	(635)
Investment securities	39	(869)	(830)
Interest-earning deposits with banks	16	7	23
Total interest-earning assets	97	(1,539)	(1,442)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	462	(414)	48
Savings deposits	(13)	(130)	(143)
Time deposits	(763)	(1,679)	(2,442)
Total interest-bearing deposit accounts	(314)	(2,223)	(2,537)
Short-term borrowings:
Federal funds purchased	(29)	(2)	(31)
Securities sold under agreements to repurchase - customers	-	(3)	(3)
Long-term borrowings:
FHLBNY advances(2)	(128)	(11)	(139)
Obligations under capital lease	(3)	-	(3)
Junior subordinated debentures	-	(27)	(27)
Total borrowings	(160)	(43)	(203)
Total interest-bearing liabilities	(474)	(2,266)	(2,740)
Net change in net interest income	$571	$727	$1,298
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

Provision for Loan Losses. The Company recorded a provision for loan losses of $42.4 million during the three months ended September 30, 2010, as compared to $16.2 million for the same period in 2009. The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, decreased $27.0 million, or 1.0%, to $2.68 billion at September 30, 2010 as compared to $2.71 billion at September 30, 2009. The ratio of allowance for loan losses to gross loans receivable was 2.78% at September 30, 2010 as compared to 1.70% at September 30, 2009. Net charge-offs for the three months ended September 30, 2010 were $41.6 million, or 1.5% of average loans outstanding, as compared to $14.4 million, or 0.5%, during the same period in 2009. Net charge-offs for 2010 included a $9.2 million fraud on a commercial borrower while 80%, or $11.6 million, for 2009 was associated with four commercial relationships. The Company continues to provide for higher provision levels based on a continuing elevated level of delinquencies, non-accrual loans and criticized and classified loans, as well as continued pressure on collateral values, which reflect, in part, the impact of the recent recession on many of the Company’s commercial customers, specifically those in the hospitality industry.

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

Non-Interest Income. Non-interest income decreased $6.8 million to a loss of $2.4 million for the three months ended September 30, 2010, as compared to income of $4.5 million for the same period in 2009. This decrease was primarily attributable to $7.5 million in fair value credit adjustments during the third quarter 2010 on the Company’s derivative portfolio, resulting from credit deterioration of the Company’s counterparties. In addition, an OTTI charge of $950,000 was recognized on one single issuer trust preferred security during the three months ended September 30, 2010, as compared to $1.9 million during the same period in 2009 on a pooled trust preferred security.

Non-Interest Expense. Non-interest expense increased $2.5 million, or 9.2%, to $29.3 million for the three months ended September 30, 2010 as compared to $26.9 million for the same period in 2009. The increase in non-interest expense was primarily attributable to $1.5 million of share based compensation expense for options and restricted stock granted to employees and directors and $1.3 million of future salary continuation benefits and board reorganization expenses related to certain board members.

Income Tax Provision. The income tax provision increased $34.4 million, to $28.8 million for the three months ended September 30, 2010 as compared to a income tax benefit of $5.6 million for the same period in 2009. The income tax expense during the third quarter 2010 was primarily the result of a valuation allowance of $49.9 million established against the entire net deferred tax asset after concluding that it was more likely than not that the future benefits of the deferred tax asset would not be realized.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

Overview. The Company recognized a net loss available to common shareholders for the nine months ended September 30, 2010 of $157.2 million, or a loss of $6.66 per common share, compared to a net loss of $16.1 million, or a loss of $0.70 per common share, for the same period in 2009. During the nine months ended September 30, 2010, the Company recognized a goodwill impairment charge of $89.7 million, provision for loan losses of $66.0 million, and income tax expense of $9.2 million.

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

Net interest income (on a tax-equivalent basis) increased $11.6 million to $85.1 million for the nine months ended September 30, 2010 as compared to the same period in 2009. Interest income (on a tax-equivalent basis) decreased $2.9 million from the prior year period to $111.7 million while interest expense decreased $14.5 million from the prior year period to $26.6 million. The interest rate spread and net interest margin (on a tax-equivalent basis) for the nine months ended September 30, 2010 were 3.32% and 3.55%, respectively, compared to 2.69% and 3.03%, respectively, for the same period in 2009. The increase in margin for the nine months ended September 30, 2010 over the comparable prior year period was primarily driven by reduction in deposit rates and lower yields earned on investment securities.

Interest income (on a tax-equivalent basis) decreased $2.9 million, or 2.5%, for the nine months ended September 30, 2010, as compared to the same period in 2009. This decrease was primarily driven by a decrease in average loans receivable of $7.6 million, or 0.3%, and a decrease in yields earned on average investment securities, a decline of 60 basis points to 4.14%, which resulted in a reduction to interest income of $650,000 and $2.0 million, respectively. The reduction in average interest-earning assets was primarily due to softening loan demand, the principal pay down of mortgage-backed securities, sales of municipal securities, as well as maturities, which were partially offset by reinvestments in fixed-rate federal agency and mortgage-backed securities.

Interest expense decreased $14.5 million, or 35.3%, for the nine months ended September 30, 2010, as compared to the same period in 2009. This decrease was primarily interest rate driven as the cost of average interest-bearing deposits decreased 73 basis points, which resulted in a reduction to interest expense of $10.7 million. In addition, average interest-bearing deposits decreased $15.8 million, or 0.6%, which further decreased interest expense $3.3 million. During 2009, the Company aggressively lowered interest rates on deposits, which continued during the first nine months of 2010, however at a more gradual pace than in 2009.  As a result, the Company continued to experience a shift from certificates of deposit into interest-bearing demand deposits through the third quarter of 2010.

Table 4 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the nine months ended September 30, 2010 and 2009. Average balances are derived from daily balances.

	For the Nine Months Ended September 30, 2010			For the Nine Months Ended September 30, 2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$2,265,644	$79,555	4.68%	$2,237,732	$77,774	4.63%
Home equity lines of credit	254,999	8,969	4.69	266,878	10,080	5.04
Home equity term loan	64,047	3,020	6.29	76,851	3,715	6.45
Residential real estate	76,650	3,236	5.63	74,456	3,264	5.85
Other	62,003	3,196	6.87	75,051	3,654	6.49
Total loans receivable	2,723,343	97,976	4.80	2,730,968	98,487	4.81
Investment securities (3)	439,147	13,629	4.14	450,572	16,015	4.74
Interest-earning deposits with banks	37,242	62	0.22	50,799	81	0.21
Federal funds sold	-	-		125	-	-
Total interest-earning assets	3,199,732	111,667	4.65	3,232,464	114,583	4.73
Non-interest-earning assets:
Cash and due from banks	47,359			48,203
Bank properties and equipment, net	52,919			49,637
Goodwill and intangible assets, net	110,380			145,028
Other assets	152,088			140,904
Total non-interest-earning assets	362,746			383,772
Total assets	$3,562,478			$3,616,236

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,287,747	8,112	0.84%	$1,038,932	7,969	1.02%
Savings deposits	299,745	1,772	0.79	297,404	2,264	1.02
Time deposits	913,988	12,239	1.79	1,180,923	25,899	2.92
Total interest-bearing deposit accounts	2,501,480	22,123	1.18	2,517,259	36,132	1.91
Short-term borrowings:
Federal funds purchased	22,604	89	0.52	21,154	61	0.38
Securities sold under agreements to repurchase - customers	16,612	22	0.18	17,151	32	0.25
Long-term borrowings:
FHLBNY advances (4)	23,926	829	4.62	32,805	1,090	4.43
Obligations under capital lease	8,238	412	6.67	6,271	328	6.97
Junior subordinated debentures	92,786	3,085	4.43	92,786	3,400	4.89
Total borrowings	164,166	4,437	3.60	170,167	4,911	3.85
Total interest-bearing liabilities	2,665,646	26,560	1.33	2,687,426	41,043	2.04
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	472,545			435,474
Other liabilities	88,996			100,069
Total non-interest-bearing liabilities	561,541			535,543
Total liabilities	3,227,187			3,222,969
Shareholders' equity	335,291			393,267
Total liabilities and shareholders' equity	$3,562,478			$3,616,236

Net interest income		$85,107			$73,540
Interest rate spread (5)			3.32%			2.69%
Net interest margin (6)			3.55%			3.03%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.04%			120.28%

(1) Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3)  Interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustment for nine months ended September 30, 2010 and 2009 was $1.4 million and $1.5 million, respectively.

(4) Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

 Table 5: Year-To-Date Rate-Volume Variance Analysis (1)

	For the Nine Months Ended September 30, 2010 vs. 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$955	$826	$1,781
Home equity lines of credit	(434)	(677)	(1,111)
Home equity term loan	(605)	(90)	(695)
Residential real estate	95	(123)	(28)
Other	(661)	203	(458)
Total loans receivable	(650)	139	(511)
Investment securities	(398)	(1,988)	(2,386)
Interest-earning deposits with banks	(23)	4	(19)
Federal funds sold	-	-	-
Total interest-earning assets	(1,071)	(1,845)	(2,916)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	1,689	(1,546)	143
Savings deposits	18	(510)	(492)
Time deposits	(5,037)	(8,623)	(13,660)
Total interest-bearing deposit accounts	(3,330)	(10,679)	(14,009)
Short-term borrowings:
Federal funds purchased	4	24	28
Securities sold under agreements to repurchase - customers	(1)	(9)	(10)
Long-term borrowings:
FHLBNY advances(2)	(306)	45	(261)
Obligations under capital lease	99	(15)	84
Junior subordinated debentures	-	(315)	(315)
Total borrowings	(204)	(270)	(474)
Total interest-bearing liabilities	(3,534)	(10,949)	(14,483)
Net change in net interest income	$2,463	$9,104	$11,567
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

Provision for Loan Losses. For the nine months ended September 30, 2010, the provision for loan losses was $66.0 million compared to $27.2 million for the same period in 2009, which increased the allowance for loan losses to total gross loans at September 30, 2010 to 2.78% as compared to 1.70% at September 30, 2009. The Company’s total loans receivable before allowance for loan losses decreased $27.0 million, or 1.0%, to $2.68 billion at September 30, 2010 as compared to $2.71 billion at September 30, 2009. Net charge-offs for the nine months ended September 30, 2010 were $51.4 million, or 1.9% of average loans outstanding, as compared to $18.4 million, or 0.7%, during the same period in 2009. Net charge-offs were primarily driven by two commercial relationships for $14.8 million, of which $9.2 million related to a fraud. The Company continues to provide for higher provision levels based on a continuing elevated level of delinquencies, non-accrual loans and criticized and classified loans, as well as continued pressure on collateral values, which reflect, in part, the impact of the recent recession on many of the Company’s commercial customers, specifically those in the hospitality industry.

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

Non-Interest Income. Non-interest income decreased $3.8 million, or 33.1%, to $7.7 million for the nine months ended September 30, 2010, as compared to $11.5 million for the same period in 2009. This decrease was primarily attributable to $9.5 million in fair value credit adjustments for the nine months ended 2010. This decrease was offset by a reduction of OTTI charges of $5.8 million, or 86.0%, to $950,000 for the nine months ended September 30, 2010, as compared to $6.8 million for the same period in 2009.

Non-Interest Expense. Non-interest expense increased $94.8 million to $173.1 million for the nine months ended September 30, 2010 as compared to $78.3 million for the same period in 2009. The increase in non-interest expense was primarily attributable to a goodwill impairment charge of $89.7 million. Such a charge is non-cash in nature and does not have a material effect on the Company’s liquidity, tangible equity, or regulatory capital ratios.

Income Tax Provision. The income tax provision increased $20.3 million, to $9.2 million for the nine months ended September 30, 2010 as compared to a income tax benefit of $11.1 million for the same period in 2009. The income tax expense during the nine months ended September 30, 2010 was primarily the result of a valuation allowance of $49.9 million established against the entire net deferred tax asset after concluding that it was more likely than not that it would not be realized.

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

The major source of the Company's funding is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained from a variety of wholesale funding sources as well including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other secured and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes; however, this funding source is currently limited to 3.5% of the Bank’s total liabilities in accordance with a written agreement between the Bank and the OCC as discussed later in this section. In a continued effort to balance deposit growth and net interest margin, especially in the current interest environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. Deposit rates continued to decrease during the first nine months of 2010, however at a more gradual pace than in 2009.  As a result, the Company continued to experience a shift from certificates of deposit into interest-bearing demand deposits through the third quarter of 2010. Core deposits, which exclude all certificates of deposit, increased $150.3 million to $2.12 billion, or 69.5% of total deposits at September 30, 2010, as compared to $1.97 billion, or 67.8% of total deposits at December 31, 2009.The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $291.4 million, of which none was utilized, and the FHLBNY of approximately $26.8 million, of which $19.3 million was utilized. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of approximately $70.0 million, of which none were utilized as of September 30, 2010. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of September 30, 2010, the Company had a par value of $445.9 million and $58.9 million in loans and securities, respectively, pledged as collateral on secured borrowings with the Federal Reserve and FHLBYNY.

The Company's primary uses of funds are the origination of loans; the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending September 30, 2011 total $716.4 million, or approximately 85.4% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. As noted earlier in this section, the Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At September 30, 2010, the Bank’s brokered deposits represented 2.7% of its total liabilities.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to achieve, by June 30, 2010, and thereafter maintain, a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At September 30, 2010, the Bank met all of the three capital ratios established by the OCC as our Leverage ratio was 8.91%, our Tier 1 Capital ratio was 10.77%, and our Total Capital ratio was 12.04%.

Management is taking all of the necessary actions to ensure the Bank becomes fully compliant with all requirements of the Agreement.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of September 30, 2010:

Table 6: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$379,273	12.92%	$234,755	8.00%	N/A
Sun National Bank	352,785	12.04	234,445	8.00	$293,056	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	235,392	8.02	117,377	4.00	N/A
Sun National Bank	315,663	10.77	117,222	4.00	175,834	6.00
Leverage ratio:
Sun Bancorp, Inc.	235,392	6.67	141,140	4.00	N/A
Sun National Bank	315,663	8.91	141,765	4.00	177,206	5.00
(1) Not applicable for bank holding companies.

The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) which was signed into law on July 21, 2010, the maximum deposit insurance limit is $250,000. In April 2010, the FDIC adopted an interim rule providing a six-month extension of the Transaction Account Guarantee (“TAG”) program for insured depository institutions until December 31, 2010, with the possibility of an additional 12-month extension of the program without further rulemaking.  Insured institutions currently participating in the TAG program that wish to opt out of the extension have until April 30, 2010 to submit their request, which will become effective on July 1, 2010.  For institutions that chose to remain in the TAG program, after July 1, 2010, the basis for calculating the current assessments, as well as, the interest rates on negotiable order of withdrawal (“NOW”) accounts guaranteed under the program, was modified. Currently, the TAG program provides depositors with unlimited coverage for non-interest-bearing transaction accounts and low-interest NOW accounts. The Bank opted to participate in the extension.

In addition, the Dodd-Frank Act amended the Federal Deposit Insurance Act to provide for full deposit insurance coverage for non interest-bearing transaction accounts for a two year period beginning December 31, 2010.  This will apply to all insured depository institutions with no opt in or opt out requirements.

In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 30, 2009, the Company paid the FDIC prepaid assessment of $18.3 million, of which approximately $1.7 million applies to the third quarter 2010.  At September 30, 2010, the Company’s prepaid assessment balance was $12.8 million.  During the second quarter 2010, the Company’s FDIC assessment rate increased 6 basis points.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2009, and would have limited capital securities and other restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2009, the Federal Reserve Board extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25 percent of all core capital elements, including goodwill. The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2010, $71.3 million in capital securities qualified as Tier 1 and the remaining $18.7 million qualified as Tier 2. In addition, the Series B Preferred Stock, which is deemed to be restricted core capital, qualified as Tier 2 capital at September 30, 2010. At the Annual Shareholders Meeting held on November 1, 2010, the Company’s shareholders approved the amendment to the Company’s Certificate of Incorporation allowing for the conversion of 88,009 shares of Series B Preferred Stock to 22,002,250 shares of the Company’s Common Stock, which will qualify as Tier 1 capital for risk-based capital purposes. In addition, the remaining $18.7 million of capital securities is expected to qualify for Tier 1 capital.

The ability of the Bank to pay dividends to the Company is governed by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at September 30, 2010. Per the Agreement, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC.

See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at September 30, 2010 was $56.5 million and the portion of the exposure not covered by collateral was approximately $881,000. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the Unaudited Condensed Consolidated Statements of Financial Condition, consistent with FASB ASC 825, Financial Instruments. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at September 30, 2010 and December 31, 2009 was $1.5 million and $965,000, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

In October 2007, Visa Inc. (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008. At the time of the announcement, the Company was a member of the Visa USA network. As part of Visa’s restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests. The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007. In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not a named defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, in accordance with Visa’s by-laws, the Company and other Visa USA, Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. On May 28, 2010, Visa deposited an additional $500 million into the litigation escrow account previously established to satisfy specific settlement obligations. Visa funded the additional amount into the escrow account by reducing each Class B shareholders’ conversion ratio to Visa Class A shares from 0.5824 to 0.5550.  Furthermore, on October 8, 2010, Visa deposited another $800 million into the litigation escrow account further reducing the conversion ratio from 0.5550 to 0.5102. The Company currently has 7,672 Class B shares, with a zero cost basis. The Company’s indemnification obligation is limited to its proportionate interest in Visa USA, Inc. The Company determined that its potential indemnification obligations based on its proportionate share of ownership in Visa USA, Inc. was not material at September 30, 2010 or December 31, 2009.

Recent Accounting Principles

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires disclosure on a disaggregated basis at two levels, portfolio segments and classes of financing receivables. This guidance also requires a rollforward schedule of the allowance for loan losses on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method, the related recorded investment in financing receivables, the non-accrual status of financing receivables by class, and impaired financing receivables by class. Additional disclosures are required that relate to the credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables, the nature and extent of troubled debt restructurings and their effect on the allowance for loan losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the period disaggregated by portfolio segment. The new guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This guidance removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. FASB ASU 2010-09 is intended to remove potential conflicts with the SEC’s literature and all of the amendments were effective upon issuance, except for the use of the issued date for conduit debt obligors, which was effective for interim or annual periods ending after June 15, 2010. The Company adopted the new guidance upon issuance and the guidance did not have an impact on the Company’s financial condition or results of operations.

In January 2010, the FASB issued FASB ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance requires: (1) disclosure of the significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, FASB ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in FASB ASC 820, Fair Value Measurements and Disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance was effective for interim and annual reporting periods beginning January 1, 2010, except for disclosures about purchases, sale, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. The Company adopted the guidance on January 1, 2010 and the guidance did not have an impact on the Company’s financial condition or results of operations. See Note 12 for more information on the Company’s fair value measurements.

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

At September 30, 2010, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $412.1 million, representing a positive one-year gap ratio of 11.4%. All amounts are categorized by their actual maturity, anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis, at September 30, 2010, show a position that is relatively neutral to interest rates with a slightly more negative bias as rates decrease. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of September 30, 2010. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	3.2
+100	0.9
-100	-1.0
-200	-1.7

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

The Company is not engaged in any legal proceedings of a material nature at September 30, 2010. In the ordinary course, the Company is from time to time party to legal proceedings incident to its business.  While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows.

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

During the second quarter the Company delivered its profit and capital plans to the OCC, and revised and implemented changes to its credit policies and procedures pursuant to the Agreement. The OCC has established individual minimum capital ratios requirements of the Bank, which were to be achieved by June 30, 2010, and thereafter maintained. At September 30, 2010, the Bank met the three capital ratios as our Leverage ratio was 8.91%, our Tier 1 Capital ratio was 10.77%, and our Total Capital ratio was 12.04%.

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

Per the terms of the Agreement, brokered deposits may not exceed 3.5% of total liabilities without the prior approval of the OCC. At September 30, 2010, brokered deposits represented 3.1% of total liabilities. We have historically used brokered deposits as part of our liquidity strategy and to supplement other funding sources such as customer deposits, Fed funds and FHLB advances. This restriction could serve to limit our potential sources of liquidity in the future.

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

Sun Bancorp, Inc.
Registrant

Date: November 9, 2010	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer

Date: November 9, 2010	/s/ Robert B. Crowl
Robert B. Crowl
Executive Vice President and
Chief Financial Officer