Form 10-K
period 2010-12-31
SUN BANCORP INC /NJ/
filed 2011-03-14
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2010 was approximately $88.3 million.

As of March 7, 2011, there were 50,391,061 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.           Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2010.   (Parts II and IV)

SUN BANCORP, INC
FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K of Sun Bancorp, Inc. (the “Company”) and the documents incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We are including this statement for the purpose of invoking those safe harbor provisions.  Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  These forward-looking statements may include, among other things:

•	statements and assumptions relating to financial performance;
•	statements relating to the anticipated effects on results of operations or financial condition from recent or future developments or events;
•	statements relating to our business and growth strategies and our regulatory capital levels;
•	statements relating to potential sales of our criticized and classified assets; and
•	any other statements, projections or assumptions that are not historical facts.

Actual future results may differ materially from our forward-looking statements, and we qualify all forward-looking statements by various risks and uncertainties we face, some of which are beyond our control, as well as the assumptions underlying the statements, including, among others, the following factors:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•	market volatility;
•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs;
•	the overall quality of the composition of our loan and securities portfolios;
•	the market for criticized and classified assets that we may sell;
•
legislative and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and impending regulations, changes in banking, securities and tax laws and regulations and their application by our regulators and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverages;

•	the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•	inflation, interest rate, market and monetary fluctuations;
•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
•
the effect of and our compliance with the terms of the Agreement by and between our wholly owned subsidiary, Sun National Bank (the “Bank”) and the Office of the Comptroller of the Currency (the “OCC”) dated April 15, 2010 (the “OCC Agreement”) as well as compliance with the individual minimum capital ratios established for the Bank by the OCC;

•
the results of examinations of us by the Federal Reserve and of the Bank by the OCC, including the possibility that the OCC may, among other things, require the Bank to increase its allowance for loan losses or to write-down assets;

•	our ability to control operating costs and expenses;
•	our ability to manage delinquency rates;
•	our ability to retain key members of our senior management team;
•	the costs of litigation, including settlements and judgments;
•	the increased competitive pressures among financial services companies;
•
the timely development of and acceptance of new products and services and the perceived overall value of these products and services by businesses and consumers, including the features, pricing and quality compared to our competitors’ products and services;

•	technological changes;
•	acquisitions;

•	changes in consumer and business spending, borrowing and saving habits and demand for financial services in our market area;
•	adverse changes in securities markets;
•	the inability of key third-party providers to perform their obligations to us;
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;

•	war or terrorist activities;
•
other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the Securities and Exchange Commission (“SEC”); and

•	our success at managing the risks involved in the foregoing.

Some of these and other factors are discussed in Item 1A. Risk Factors section and in the documents incorporated by reference herein.  The development of any or all of these factors could have an adverse impact on our financial position and results of operations.

Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference herein or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, unless otherwise required to do so by law or regulation.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed herein or in the documents incorporated by reference herein might not occur, and you should not put undue reliance on any forward-looking statements.

PART I
Item 1.  Business.

General

Sun Bancorp, Inc. (the “Company”), a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey with its executive office in Mt. Laurel, New Jersey.  The Company’s principal subsidiary is Sun National Bank (the “Bank”).  At December 31, 2010, the Company had total assets of $3.42 billion, total liabilities of $3.15 billion and total shareholders’ equity of $268.2 million.  The Company’s principal business is to serve as a holding company for the Bank.  As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  At December 31, 2010, the Company had 625 full-time and 71 part-time employees.  As of December 31, 2010, the Company had 66 locations throughout New Jersey.

Through the Bank, the Company provides a comprehensive array of commercial and consumer banking services.  The Company’s lending services to businesses include term loans and lines of credit, mortgage loans, construction loans and equipment leasing.  The Company is a Preferred Lender with both the Small Business Administration (“SBA”) and the New Jersey Economic Development Authority.  The Company’s commercial deposit services include business checking accounts and cash management services such as electronic banking, sweep accounts, lockbox services, internet banking, remote deposit and controlled disbursement services.  The Company’s lending services to consumers include residential mortgage loans, residential construction loans, second mortgage loans, home equity loans and installment loans.  The Company’s consumer deposit services include checking accounts, savings accounts, money market accounts, certificates of deposit and individual retirement accounts.  In addition, the Company offers mutual funds, securities brokerage, annuities and investment advisory services.

The Company’s website address is www.sunnb.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the Securities and Exchange Commission are available free of charge on the Company’s website under the Investor Relations menu.

Private Placement

 On July 7, 2010, we entered into securities purchase agreements with WLR SBI AcquisitionCo, LLC, an affiliate of WL Ross & Co. LLC (“WL Ross”), members and affiliates of the Bank’s founding Brown Family (the “Brown Family”), certain affiliates of Siguler Guff & Company, LP (the “Siguler Guff Shareholders”) and certain other institutional and accredited investors (the “Other

Investors”).  On September 22, 2010, we completed the issuance and sale of 4,672,750 shares of our common stock and 88,009 shares of our Mandatorily Convertible Cumulative Non-Voting Perpetual Stock, Series B (the “Series B Preferred Stock”) for net proceeds of $98.5 million.  At our Annual Meeting of Shareholders held on November 1, 2010, our shareholders approved an amendment to our Amended and Restated Certificate of Incorporation allowing for the conversion of the 88,009 shares of Series B Preferred Stock into 22,002,250 shares of common stock at a conversion price of $4.00 per share.  At December 31, 2010, WL Ross beneficially owned approximately 24.8% of our outstanding common stock, the Brown Family beneficially owned approximately 29.0% of our outstanding common stock and Siguler Guff beneficially owned approximately 9.8% of our outstanding common stock.  None of the Other Investors beneficially owned more than 2% of the our common stock.

OCC Agreement

On April 15, 2010, the Board of Directors of the Bank entered into an agreement (the “OCC Agreement”) with the Office of the Comptroller of the Currency (“OCC”) to develop and implement a profitability and capital plan which will provide for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment.  The capital plan will also contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains the prior non-objection of the OCC.

The Bank has also agreed to (i) adopt and implement a program to protect the Bank’s interest in criticized or classified assets;  (ii) review and revise the Bank’s loan review program;  (iii) adopt and implement a program for the maintenance of an adequate allowance for loan and lease losses; and (iv) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits will not exceed 3.5% of total deposits unless approved by the OCC.  Additional regulatory restrictions require prior OCC approval before appointing or changing the responsibilities of directors and senior executive officers, entering into any employment agreement or other agreement or plan providing for the payment of a “golden parachute payment” or the making of any golden parachute payment.

Minimum Capital Ratios

The OCC has also established individual minimum capital ratios which require the Bank to maintain Tier 1 Capital at least equal to 8.50% of adjusted total assets, Tier 1 Capital at least equal to 9.50% of risk-weighted assets and to achieve and thereafter maintain Total Capital at least equal to 11.50% of risk-weighted assets. At December 31, 2010, the Bank was in compliance with these three individual minimum capital ratios.  The Bank had Tier 1 Capital equal to 8.57% of adjusted total assets, Tier 1 Capital equal to 10.98% of risk-weighted assets and Total Capital equal to 12.25% of risk-weighted assets at December 31, 2010.

Market Area

The Company's corporate headquarters is located in Vineland, New Jersey, approximately 30 miles southeast of Philadelphia, Pennsylvania and 37 miles west of Atlantic City, New Jersey.  The Company also maintains a regional headquarters in Mt. Laurel, New Jersey, which is located in close proximity to both the New Jersey Turnpike and Interstate 295, two major thoroughfares that provide convenient access to both the southern and northern regions of New Jersey.

The Company’s primary market area consists of the State of New Jersey.  The Company’s deposit-gathering base and lending area is concentrated in the communities surrounding its offices in New Jersey.   The Company believes these markets are attractive and have strong growth potential based on key economic indicators.  The State of New Jersey has the highest median household income in the nation, as well as the third highest per capita income.  The Company’s markets are home to a diverse pool of businesses and industries, representing key opportunities for growth in the business and commercial banking products and services.  Related to the Company’s consumer growth, New Jersey is the most densely populated state in the U.S., providing a deep consumer base as well.  The Company’s market area is also home to many affluent suburbs, catering to commuters who live in New Jersey and work in New York and Philadelphia.

Lending Activities

General.  The principal lending activity of the Company is the origination of commercial and industrial loans.  The Company also offers home equity loans, residential real estate and second mortgage loans and other consumer loans, including installment loans.  Substantially all loans are originated in the Company’s primary market area.  For more information about the Company’s lending activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans” in the Company’s 2010 Annual Report to Shareholders (the “Annual Report”), included herein as Exhibit 13.

Commercial and Industrial Loans.  The Company’s primary lending focus is the origination of commercial and industrial loans, including short- and long-term business loans, lines of credit, mortgage loans on commercial real estate and construction loans to developers and builders.  The Company’s primary lending focus is the origination of commercial loans.

The Company’s lending to businesses includes the origination of SBA guaranteed term loans and lines of credit.  The Company generally sells the guaranteed portion of each SBA term loan in the secondary market to generate fee income.  In 2010, the Company recognized a net gain of $192,000 from the sale of such loans.  The Company is an SBA Preferred Lender.  As an SBA Preferred Lender, the Company is able to originate SBA Loans without requesting the approval of the SBA prior to closing the loan.

The trend of the Company’s lending continues to reflect the geographic and borrower diversification of the commercial loan portfolio.  As the Company’s marketplace has expanded within the State of New Jersey, commercial lending activities have grown, especially in the central and northern parts of the state. The recent recession has impacted all aspects of the national and regional economy and the slow pace of recovery has created increased stress in our loan portfolios which has adversely affected the Company’s financial condition and results of operations.  At December 31, 2010 and 2009, the Company did not have more than 10% of its total loans outstanding concentrated in any one industry category including, but not limited to, the hospitality, entertainment and leisure industries and general office space.  The Company’s loan categories are determined based upon borrowers engaged in similar activities who would be similarly impacted by economic or other conditions.

Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation.  Additionally, the Company makes commercial real estate loans for the acquisition, refinance, improvement and construction of real property.  Loans secured by owner occupied properties are dependent upon the successful operation of the borrower’s business.  If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired.  Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.  At December 31, 2010, commercial and industrial loans secured by commercial real estate properties totaled $1.4 billion of which $713.6 million, or 51.0%, were classified as owner occupied and $685.6 million, or 49.0%, were classified as non-owner occupied.  Management considers these loans to be well diversified across multiple industries.

The Company also originates residential construction loans.  These are short-term loans generally for building 1-to-4 family residential dwellings and are secured by the parcels of land on which the dwellings are to be constructed and any structures in the process of being constructed. Upon completion of construction, these properties are conveyed to third parties and the construction loans are repaid from some form of permanent financing which may or may not be provided by the Company.  Due to a significant decrease in the demand for new housing brought upon by the economic downturn beginning in 2008, the Company’s residential construction loan business has been negatively impacted.  In the course of the periodic credit review process, a number of the Company’s residential construction borrowers received a more adverse risk rating and were assigned classified loan status due to highly diminished activity and strained liquidity and cash flow.  At the present time, new residential construction lending opportunities are limited. At December 31, 2010, there were 43 residential construction loans with outstanding loan balances of $22.4 million, of which 19 of these loans approximating $15.5 million are currently classified as non-performing.

Home Equity Lines of Credit (“HELOC”).  The Company originates home equity lines of credit, secured by first or second homes owned or being purchased by the loan applicant.  HELOCs are consumer revolving lines of credit.  The interest rates charged on such loans can be fixed or floating and are generally related to the prime lending rate.  HELOC loans, which are underwritten to reflect the borrower’s ability to pay the full principal and interest, may provide for interest only payments for the first three years with principal payments to begin in the fourth year.  A home equity line is typically originated as a twenty-year note that allows the borrower to draw upon the approved line of credit during the same period as the note.  The Company generally permits a loan-to-value ratio up to 75% of the appraised value, less any outstanding mortgage.  HELOC loans expose the Company to the risk that falling collateral values may leave such credits inadequately secured especially in the current economic environment where residential real estate values have been negatively impacted.

Second Mortgage Loans.  The Company originates second mortgage loans secured by mortgage liens against the borrower’s primary, secondary or investment property.  Second mortgage loans are consumer term loans.  The interest rate charged on such loans is usually a fixed rate which is determined based on the Company’s cost of funds and market conditions.  These loans typically require fixed payments of principal and interest and have an average term between five and fifteen years.  The Company generally permits a loan-to-value ratio of up to 75% of the appraised value, less any outstanding mortgages.  Second mortgage loans expose the Company to the risk that falling collateral values may leave such credits inadequately secured.

Residential Real Estate Loans.  The Company originates residential mortgages through Sun Home Loans, Inc., a wholly owned subsidiary of the Bank.  The majority of these loans are for owner occupied single-family residences and are originated with a forward commitment to sell the loan in the secondary market with servicing released.  In 2010, the Company recognized a gain of $3.6 million from the sale of such loans.  The Company’s mortgage loans are typically sold with recourse in the event of default within the first one to six months of origination, depending on the terms with the investor.  The Company repurchased one previously sold mortgage loan during 2010.

Other Loans.  Included in the category of “Other Loans” are certain small business loans serving businesses with credit needs up to $250,000.  These small business loans are generally lines of credit.  At December 31, 2010, the Company had $13.3 million of small business loans.

Loans secured by recreational vehicles and modular housing are also included in the “Other Loans” category.  These loans were generated through third-party arrangements. In April 2007, the Company ceased its relationship with the third-party used to generate the recreational vehicle portfolio and as of December 31, 2010, there was $7.7 million outstanding.  In September 2009, the Company ceased its relationship with the third-party used to generate the modular housing portfolio and as of December 31, 2010 the modular housing portfolio was $30.3 million.

Loan Solicitation and Processing.  Loan originations are derived from a number of sources such as loan officers, existing customers and borrowers and referrals from real estate professionals, accountants, attorneys, regional advisory boards and the Board of Directors.

Upon the receipt of a loan request, the prospective borrower’s financial condition is analyzed, and appropriate agency reports are obtained to verify the applicant’s creditworthiness.  For the majority of real estate that will secure a loan, the Company obtains an appraisal or evaluation from an independent appraiser approved by the Company and licensed or certified by the state.  After all required information is received and evaluated, a credit decision is made.  Depending on the loan type, collateral and amount of the credit request, various levels of approval are required.  The Company has implemented a Loan Approval Matrix (LAM) which facilitates the timely approval of commercial loans in an environment that promotes responsible use of coordinated lending authority by groups of loan and credit officers.

On an annual basis, the Chief Executive Officer presents for approval by the Board of Directors the recommended structure of the LAM and also recommends levels of lending authority within the matrix for individual loan and credit officers.  Between the annual approval of lending authorities, the Chief Executive Officer may assign interim lending authorities within the LAM to individual loan and credit officers and report his actions to the Board of Directors in a timely fashion.

The positions of credit officer (CO) and senior credit officer (SCO) are an integral feature of the LAM process.  CO’s and SCO’s are granted substantial levels of authority but do not carry a portfolio.  These individuals are collectively responsible for maintaining the quality and soundness of the Company’s loan portfolio.

Loan Commitments.  When a commercial loan is approved, the Company may issue a written commitment to the loan applicant.  The loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage.  The loan commitment is valid for approximately 30 days.  At December 31, 2010, the Company had approximately $27.0 million in commercial loans that were approved but unfunded.

Credit Risk, Credit Administration and Loan Review.  Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms.  The Company incurs credit risk whenever it extends credit to, or enters into other transactions with customers.  The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers.  The credit administration department is responsible for the overall management of the Company’s credit risk and the development, application and enforcement of uniform credit policies and procedures the principal purpose of which is to minimize such risk.  One objective of credit administration is to identify, monitor and report extensions of credit by industry concentration and the type of borrower.  Loan review and other loan monitoring practices provide a means for the Company’s management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Company’s loan officers and are being applied uniformly.

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

Deposits.  Consumer and commercial deposits, as well as deposits from governmental entities are attracted principally from within the Company’s primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  The Company regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate.  The Company joined the Certificate of Deposit Account Registry Service (CDARS®) program in 2008, which enables our local customers to obtain expanded FDIC insurance coverage on their deposits.  The Company may also obtain funding through brokered deposits.  Pursuant to the terms of the OCC Agreement, however, the Bank has agreed that its brokered deposits may not exceed 3.5% of total deposits without prior OCC approval. For more information about the Company’s deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Deposits” in the Annual Report, included herein as Exhibit 13.

Borrowings.  The Company may obtain advances from the Federal Home Loan Bank of New York (“FHLBNY”) to supplement its funding requirements.  Such advances must be secured by a pledge of a portion of the Company’s assets which may include securities, first mortgage loans and other collateral acceptable to the FHLBNY.  The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $256.3 million and the FHLBNY of approximately $32.2 million, of which $0 and $19.0 million, respectively, was utilized as of December 31, 2010.  As of December 31, 2010, the Company had $421.5 million and $23.8 million in loans and securities, respectively, pledged as collateral on secured borrowings. The Company has additional unsecured borrowing capacity through lines of credit with other financial institutions of approximately $45.0 million.  For more information about the Company’s borrowings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Borrowings” in the Annual Report, included herein as Exhibit 13.

Securities Sold Under Agreements to Repurchase.  The Company has overnight repurchase agreements with customers as well as term repurchase agreements with the FHLBNY.  The Company obtains funds through overnight repurchase agreements with customers pursuant to which the Company sells U.S. Treasury notes or securities issued or guaranteed by one of the government sponsored enterprises to customers under an agreement to repurchase them, at par, on the next business day.  At December 31, 2010, the amount of securities under agreements to repurchase with customers totaled $6.3 million.  In addition, the Company may obtain funds through term repurchase agreements with the FHLBNY.  At December 31, 2010, the amount of repurchase agreements with the FHLBNY totaled $15.0 million.  For more information regarding repurchase agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Borrowings” in the Annual Report and Note 13 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13.

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

Leasing.  The Company has a relationship with a third-party to develop a referral program with lease financing products.  Under this program, the third-party assists the Company in offering leasing products to its commercial customers.  Leases are underwritten by the Company based on the creditworthiness of the Company’s customer who is the lessee with the third-party being the lessor.  A loan is made to the third-party leasing company on a non-recourse basis for the purchase of the asset being leased.  The loan is secured by an assignment of the third-party’s interest as lessor and by a lien on the asset being leased.  The third-party makes an effective equity investment into each transaction for the balance of the total funded amount based on an accelerated repayment of the Company’s loan.  The third-party provides complete documentation services, portfolio administration and disposal or sale of equipment.  Under the program, the Company can provide leases to its customers with minimal operating expense and no additional risk beyond normal underwriting.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that may affect us are the following:

Holding Company Capital Requirements.  The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2013. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions.  Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.  The notice must include a plan to address the significant supervisory matter.  The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

Interstate Branching.  The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives.  Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions.  For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event  relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders.  Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud.  The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The Company

General.  As a registered bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 and is subject to supervision and regular inspection by the Federal Reserve.

Sarbanes Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 mandated significant reforms in various aspects of accounting and corporate governance and was intended to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosure under federal securities laws.  The Securities and Exchange Commission promulgated new regulations pursuant to the Sarbanes-Oxley Act and may continue to propose additional implementing or clarifying regulations as necessary.  The cost of compliance with the Sarbanes-Oxley Act and corresponding regulations has increased and is expected to continue to affect the Company’s non-interest expenses.

Financial Modernization.  The Gramm-Leach-Bliley Act (“GLB”) permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  GLB defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking.  A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

Regulatory Capital Requirements.  The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising bank holding companies, such as the Company and in processing applications to it under the Bank Holding Company Act.  The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the OCC.  At December 31, 2010, the Company was in compliance with all applicable regulatory capital requirements.  See Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13.

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

Dividend Restrictions.  Dividends from the Bank constitute the principal source of income to the Company.  The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company.  In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.  Further, pursuant to the terms of the OCC Agreement, the Bank may not pay any dividends if it is not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval.  As discussed in Note 24, the amount available for payment of dividends to the Company by the Bank was $0 at December 31, 2010.  As a result of the Bank’s restricted dividend capacity, any proposed dividends from the Bank to the Company will be subject to regulatory approval until net income for the current year combined with the prior two years is sufficient.  The Company believes it is capable of funding the interest obligation on its junior subordinated debenture interest obligations through available cash balances maintained at the bank holding company for the  period of time necessary until earnings are expected to support a dividend from the Bank.

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

Acquisitions.  The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger, branches or business opportunities both inside and outside its home state.  The establishment of new interstate branches is possible in those states with laws that expressly permit it.  Interstate branches are subject to certain laws of the states in which they are located.

Insurance of Deposit Accounts.  The Bank’s deposits are insured to applicable limits by the FDIC.  Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100,000 to $250,000 and extended the unlimited deposit insurance coverage for non interest-bearing transaction accounts until December 31, 2012.  Prior to the Dodd-Frank Act, the unlimited coverage for non-interest-bearing deposit accounts had been provided on a temporary basis pursuant to the FDIC’s Transaction Account Guarantee Program established in October, 2008.  Institutions had been able to opt out of the provisions of the Transaction Account Guarantee Program but those that chose to participate were assessed an additional fee. The unlimited coverage is now applicable to all institutions and there is no longer a separate assessment.  The Transaction Account Guarantee Program expired on December 31, 2010.

The FDIC has set a designated reserve ratio of 1.35% ($1.35 for each $100 of insured deposits) for the Deposit Insurance Fund (“DIF”). The Federal Deposit Insurance Act of 2005 (“FDIC Act”) provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. There is no requirement to achieve a specific ratio within a given timeframe. The DIF reserve ratio calculated by the FDIC at September 30, 2010 was a negative .15% and therefore, the FDIC needs to increase premiums charged to banks.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. In 2010, the annual insurance premiums on bank deposits insured by the DIF varied between $.07 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.78 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.

On November 12, 2009, the FDIC adopted a final rule requiring depository institutions to prepay their estimated quarterly insurance premium for fourth quarter 2009 and all of 2010, 2011 and 2012. The Bank prepaid $18.3 million of such premium on December 30, 2009 and $11.1 million remained as a prepaid balance at December 31, 2010.  The remaining expense related to this prepayment will be recognized over the next two years based on actual calculations of quarterly premiums.

The Dodd-Frank Act requires changes to a number of components of the FDIC insurance assessment, with an implementation date of April 1, 2011. The changes amend the current methodology used to determine the assessments paid by institutions with assets greater than $10 billion, including changing the assessment base from deposits to total average assets less Tier 1 capital. Additionally, the FDIC has developed a scorecard approach to determine a separate assessment rate for each institution with assets greater than $10 billion.  These changes will have no impact to the Bank.

In addition to risk-based deposit insurance premiums, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2010 ranged from $.0102 to $.0104 for each $100 of deposits.

Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver appointed by regulatory authorities. Such priority creditors would include the FDIC

Regulatory Capital Requirements.  The OCC has promulgated capital adequacy requirements for national banks.  The OCC’s capital regulations establish a minimum leverage ratio (Tier 1 capital to total adjusted average assets) of 3% for highly rated national banks meeting certain criteria, including that such banks have the highest regulatory examination rating and are not contemplating or experiencing significant growth.  Banks not meeting these criteria are required to maintain a leverage ratio that exceeds the 3% minimum by at least 100 to 200 basis points.  Tier 1, or core, capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain mortgage and non-mortgage servicing assets and purchased credit card relationships.

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

The OCC may, in addition, establish higher capital requirements than those set forth in its capital regulations when particular circumstances warrant.  Pursuant to this authority, the OCC established individual minimum capital requirements for the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to achieve by June 30, 2010 and thereafter maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets.  Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies.  At December 31, 2010, the Bank’s capital ratios exceeded all of the individual minimum capital requirements.  See Note 24 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13.

Enforcement Powers of Federal Banking Agencies.  Federal banking agencies possess broad powers to make corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company.  The extent of these powers depends on whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  At December 31, 2010, the Bank exceeded the required ratios for classification as “well capitalized,” although due to the fact that it was subject to the OCC Agreement it cannot be deemed “well capitalized.”  The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

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

Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control.  These factors include, in addition to those described in “Forward Looking Statements” the following:

●	Actual or anticipated quarterly fluctuations in our operating results and financial condition;
●	Changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;
●	Speculation in the press or investment community generally or relating to our reputation or the financial services industry;
●	Strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
●	Fluctuations in the stock price and operating results of our competitors;
●	Future sales of our equity or equity-related securities;
●	Proposed or adopted regulatory changes or developments;
●	Domestic and international economic factors unrelated to our performance; and
●	General market conditions and, in particular, developments related to market conditions for the financial services industry.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities of many companies, including for reasons unrelated to such companies’ operating performance.  These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results.  We expect that the market price of our common stock will continue to fluctuate and there can be no assurances about the levels of the market prices for our common stock.

Trading volume of our common stock is less than that of other larger financial services companies which may adversely affect the market price and limit shareholders’ ability to quickly and easily sell their common stock, particularly in large quantities.

Although our common stock is listed for trading on the NASDAQ Global Select Market, the trading volume is less than that of other larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the price of our common stock to decline.   As a result, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

The terms of the securities purchase agreements grant certain rights to WL Ross, the Brown Family, Siguler Guff Shareholders and Other Investors  that other shareholders do not have.

On September 22, 2010, the Company completed the issuance and sale of 4,672,750 shares of our common stock and 88,009 shares of our Series B Preferred Stock to WL Ross, the Siguler Guff Shareholders, the Brown Family and the Other Investors pursuant to securities purchase agreements dated July 7, 2010.  The Series B Preferred Stock converted into 22,002,250 shares of common stock at a conversion price of $4.00 per share.

Pursuant to the securities purchase agreements, we granted registration rights to WL Ross, the Siguler Guff Shareholders, the Brown Family and the Other Investors, which provide them with the right to include their shares of our common stock in any future registration statement filed by us with the SEC for resale by them (“piggyback registration rights”).

In addition, pursuant to the securities purchase agreements entered into with each of WL Ross, the Siguler Guff Shareholders and the Brown Family, each have certain “gross-up” rights in connection with certain securities offerings that we may conduct at the same price (net of underwriting discounts) and on the same terms as those proposed in the offering in an aggregate amount sufficient to enable them to maintain their respective ownership interest in us.

We may issue additional equity securities, or engage in other transactions which dilute our book value or affect the priority of the common stock, which may adversely affect the market price of our common stock.

Our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities.  Except pursuant to the rules of the Nasdaq Stock Market, we are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be affected.  Such offerings could be dilutive to common shareholders or reduce the market price of our common stock.  Holders of our common stock are not entitled to preemptive rights or protection against dilution.    New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders.

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

Our board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of our shareholders.  Our board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends or upon our dissolution, winding-up and liquidation and other terms.  If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

Our directors and executive officers and their affiliates own approximately 53% of the outstanding common stock. As a result of their combined ownership, our directors and executive officers could make it more difficult to obtain approval for some matters submitted to a shareholder vote, including acquisitions of our company.  The results of the vote may be contrary to the desires or interests of the other shareholders.

Directors and executive officers and their affiliates own approximately 53% of the outstanding shares of common stock at December 31, 2010, excluding shares which may be acquired upon the exercise of stock options or upon the vesting of restricted stock.  By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to our amended and restated certificate of incorporation.

Provisions of our Amended and Restated Certificate of Incorporation and the New Jersey Business Corporation Act could deter takeovers which are opposed by the Board of Directors.

Our amended and restated certificate of incorporation requires the approval of 80% of our outstanding shares for any merger or consolidation unless the transaction meets certain fair price criteria or the business combination has been approved or authorized by the Board of Directors.  As a New Jersey corporation with a class of securities registered with the SEC, we are governed by certain provisions of the New Jersey Business Corporation Act that also restrict business combinations with shareholders owning 10% or more of our outstanding shares (“interested shareholders”) for a period of five years after such interested shareholder achieves such status unless the business combination is approved by the Board of Directors prior to the shareholder becoming an interested shareholder.  The New Jersey Shareholders’ Protection Act also restricts business combinations with an interested shareholder after the five-year period unless the transaction receives the approval of two-thirds of the shares outstanding, exclusive of the shares held by the interested shareholder or the transaction satisfies certain fair price requirements. In addition, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquiror is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of directors or otherwise direct the management or policies of any banking holding company without prior notice or application to and the approval of the Federal Reserve.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC or any other deposit insurance fund or by any other public or private entity.  Investment in the common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this document or in the documents incorporated by reference herein or therein and is subject to the same market forces that affect the price of common stock in any company.  As a result, if you acquire our common stock, you may lose some or all of your investment.

We do not currently pay cash dividends on our stock.

We have not historically paid a cash dividend on our common stock.  In addition, pursuant to the terms of the securities purchase agreements entered into by us in July 2010, we have agreed not to declare or pay any dividends on our capital stock through December 31, 2012.  There can be no assurance that we will pay dividends to our shareholders in the future.

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal regulatory considerations.  We are a separate and distinct legal entity from its subsidiaries.  We receive substantially all of our revenue from dividends paid to us by the Bank.  These dividends to us are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries, such as the Bank, without the prior approval of such bank’s primary regulator (which is, in the case of the Bank, the OCC).  A national bank must obtain prior OCC approval to declare a dividend if the total of all dividends (common and preferred), including the proposed dividend, declared by the bank in any calendar year will exceed its net retained income of that year to date plus the retained net income of the preceding two calendar years. Further, pursuant to the terms of the OCC Agreement, the Bank may not pay any dividends if it is not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval.  The amount available for payment of dividends to us by the Bank was $0 at December 31, 2010 and no dividends may be paid by the Bank without OCC approval.  We believe we are capable of funding the interest obligation on its junior subordinated debenture interest obligations through available cash balances maintained for the period of time necessary until earnings are expected to support a dividend from the Bank.

The Federal Reserve and the OCC have issued policy statements generally requiring bank holding companies and insured banks only to pay dividends out of current operating earnings.

In addition, the Bank would be prohibited from paying a dividend to us if it became “undercapitalized” for purposes of the OCC’s “prompt corrective action” regulations.  An “undercapitalized” institution is currently defined as one having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%.  The Bank is in compliance with all of its regulatory capital requirements and with the individual minimum capital ratios imposed by the OCC.

Risks Related to Our Business

We may be unable to satisfy the written agreement with the OCC which requires us to designate a significant amount of resources in order to remain in compliance.

On April 15, 2010, the Bank entered into the OCC Agreement. The OCC Agreement requires the Bank to take certain actions, including, but not limited to:

●
Establishing and submitting to the OCC a written capital plan, covering at least a three-year period providing for the maintenance of adequate capital to support the Bank’s risk profile and containing a dividend policy allowing dividends only if the Bank is in compliance with its capital plan and obtains the prior approval of the OCC;

●	Implementing a program to protect the Bank’s interest in criticized or classified assets;
●	Reviewing and revising the Bank’s loan review program;
●	Revising the Bank’s credit administration policies; and
●	Limiting the Bank’s brokered deposits to not more than 3.5% of total deposits without the prior approval of the OCC.

During the second quarter of fiscal 2010, we delivered the profit and capital plans to the OCC, and revised and implemented changes to its credit policies and procedures pursuant to the OCC Agreement.  The OCC has established individual minimum capital ratio requirements of the Bank, which were to be achieved by June 30, 2010, and thereafter maintained. At December 31, 2010, the Bank met the individual minimum capital requirements as its Leverage ratio was 8.57%, its Tier 1 Capital ratio was 10.98%, and its Total Capital ratio was 12.25%.

While we are subject to the OCC Agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms. There also is no assurance that we will successfully address the OCC’s concerns in the OCC Agreement or that we will be able to fully comply with the OCC Agreement.  If we do not fully comply with the OCC Agreement, the Bank could be subject to further regulatory actions, including regulatory enforcement actions.

The OCC Agreement’s limitation on brokered deposits could impact our liquidity.

Per the terms of the OCC Agreement, brokered deposits may not exceed 3.5% of total liabilities without the prior approval of the OCC. At December 31, 2010, brokered deposits represented 2.8% of total liabilities. We have historically used brokered deposits as part of our liquidity strategy and to supplement other funding sources such as customer deposits, federal funds and FHLB advances. This restriction may to limit our potential sources of liquidity in the future.

We have incurred significant losses and cannot assure you that we will be profitable in the near term or at all.

We have incurred losses over the past few years, including a net loss of approximately $185.4 million for the fiscal year ended December 31, 2010 and a net loss of approximately $22.5 million for the fiscal year ended December 31, 2009, primarily due to credit costs, including a significant provision for loan and lease losses and write-down of our goodwill and our deferred tax assets in fiscal 2010. Although we have taken a number of steps to reduce our credit exposure, at December 31, 2010, we had approximately $177.7 million in nonperforming assets and it is possible that we will continue to incur elevated credit costs over the near term, which would adversely impact our overall financial performance and results of operations. We cannot assure you that we will return to profitability in the near term or at all.

Our nonperforming assets show a significant increase over the past two years.  Further increases will have an adverse effect on our financial condition and results of operations.

Our nonperforming assets (which consist of nonaccrual loans, assets acquired through foreclosure and troubled debt restructurings), totaled $177.7 million at December 31, 2010, which is an increase of $72.3 million, or 68.6%, over the $105.4 million in nonperforming assets at December 31, 2009 and $128.9 million, or 264.3%, over the $48.8 million in non-performing assets at December 31, 2008.  Our nonperforming assets adversely affect our net income in various ways.  We do not record interest income on nonaccrual loans and assets acquired through foreclosure.  We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses.  From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure.  The resolution of nonperforming assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities.  Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on financial condition and results of operations.

We may sell a portion of our commercial real estate and industrial loan portfolios at a significant loss.

During the quarter ended December 31, 2010, we sold approximately $87 million of commercial real estate loans, of which $67.9 million were non-performing, for a net loss of approximately $25.1 million. We continue to conduct an extensive review of our portfolio and are currently evaluating other potential sales of criticized and classified assets.  In our evaluation process, management analyzes, among other things, factors surrounding the borrower, the borrower’s business operation, the economy and industry specifics.  Through this process management has identified between $135 million and $215 million of loans that could meet conditions for an accelerated disposition strategy; however any potential sale is subject to market forces and conditions.  An initial evaluation of these loans indicates a potential sale value of between 44% and 57% of the total balance. A sale of all or a portion of such loans, after accounting for loan loss reserves, could result in a significant loss.  Such sale could also result in significant dilution to our tangible book value per share.  We are also evaluating potential loan sales to strategic buyers or rehabilitate relationships through troubled debt restructuring.  Selling or restructuring loans below their net book or carrying value will result in additional charge-offs and net losses on the sale of such loans, as well as dilution to our tangible book value per share, which will materially adversely affect our results of operations and financial condition.  As we evaluate all of these options, we are mindful and continue to balance the strengthening of our asset quality with the potential impact on book value, diluting book value and maintaining prudent tangible equity to assets ratios.  We cannot estimate with certainty the willingness of potential buyers to purchase our loans or the amounts such buyers will be willing to pay for such loans.  Accordingly, there can be no assurance that we can complete the sale of loans or that the net losses to operations we may incur from such sale will not be significant.

The recently-enacted Dodd-Frank Act may significantly affect our business and results of operations.

On July 21, 2010, the President signed the Dodd-Frank Act into law. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, any of which may result in additional legislative or regulatory action. While the full effects of the legislation on us and our business cannot yet be determined, it is expected to result in higher compliance and other costs, reduced revenue or operations and higher capital and liquidity requirements, among other things, which could adversely affect our business and results of operations.  See “Item 1.  Business – Supervision and Regulation – Dodd-Frank Wall Street Reform and Consumer Protection Act.”

Additionally, the Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau, or the Bureau.  The Bureau is granted rulemaking authority over several federal consumer financial protection laws and, in some instances, has the authority to examine and enforce compliance with these laws and regulations.  In addition, the Federal Reserve will be adopting a rule addressing interchange fees for debit card transactions that is expected to lower fee income generated from this source.  Although this rule technically only applies to institutions with assets in excess of $10 billion, it is expected that smaller institutions, such as the Bank, may also be impacted.

The Dodd-Frank Act also permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and permits state attorneys general to, in certain circumstances, enforce compliance with both the state and federal laws and regulations.  Federal preemption of state law requirements, traditionally a component of the Bank’s national bank charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of the Bank.  Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

The current economic and banking environments pose significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions.  Continued declines in real estate values, home sales volumes, as well as financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry.  For example, further deterioration in local economic conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses.  We may also face the following risks in connection with these events:

●
Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business;

●	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities;
●
The methodologies that we use to establish our allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation;

●
Continued turmoil in the market, and loss of confidence in the banking system, could require the Bank to pay higher interest rates to obtain deposits to meet the needs of its depositors and borrowers, resulting in reduced margin and net interest income.

●
If conditions worsen significantly, it is possible that banks such as the Bank may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Bank being placed into receivership; and

●
Compliance with increased regulation of the banking industry (and possible regulatory actions against us) may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.

As these conditions or similar ones continue to exist or worsen, we may experience continuing or increased adverse effects on our financial condition and results of operations.

Difficult market conditions and economic trends have adversely affected our industry and our business.

We are particularly exposed to downturns in the U.S. housing market.  Dramatic declines in the housing market over the past year, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Further concerns over the stability of the financial markets, the banking system and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly.  Financial institutions have experienced decreased access to deposits or borrowings.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations, cash flows and stock price.  We do not expect that the difficult market conditions will improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in our industry.  In particular, we may face the following risks in connection with these events:

●	We expect to face increased regulation of our industry, compliance with which may increase our costs and limit our ability to pursue business opportunities.
●	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.
●
We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

●	Our ability to borrow from other financial institutions or the FHLBNY on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events.
●	We may experience a decrease in dividend income from our investment in FHLBNY stock.
●	We may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

The occurrence of various events may adversely affect our ability to fully utilize net operating losses or recover our deferred tax asset.

We have experienced and may continue to experience substantial operating losses.  Under Section 382 (“Section 382”) of the Internal Revenue Code, as amended (the “Code”), and rules promulgated by the Internal Revenue Service, we may “carry forward” our net operating losses (“NOLs”) in certain circumstances to offset any current and future earnings and thus reduce our federal income tax liability, subject to certain requirements and restrictions.  To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a significant amount of the NOLs, and therefore these NOLs could be a substantial asset to us.  If, however, we experience a Section 382 ownership change, our ability to use the NOLs may be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of that asset.

In general, an ownership change occurs when, as of any testing date, the percentage of stock of a corporation owned by one or more “5-percent shareholders” as defined in Section 382 and the related Treasury Regulations, has increased by more than 50 percentage points over the lowest percentage of stock of the corporation owned by such shareholder at any time during the three year period preceding such date.  In general, persons who own 5% or more of a corporation’s stock are 5-percent shareholders, and all other persons who own less than 5% of a corporation’s stock are treated, together, as a single, public group 5-percent shareholder, regardless of whether they own an aggregate of 5% or more of a corporation’s stock.   However, U.S. Treasury regulations provide circumstances which result in multiple public group 5-percent shareholders.  If a corporation experiences an ownership change, it is generally subject to an annual limitation in the use of NOLs, which limits its ability to use its NOLs to an amount equal to the equity value of the corporation multiplied by the federal long-term tax-exempt rate.

If we were to experience an ownership change, we could potentially have, in the future, higher United States federal income tax liabilities than we would otherwise have had and it may also result in certain other adverse tax consequences to us.

To reduce the likelihood of an ownership change, we may adopt a tax benefit preservation plan (the “Tax Benefit Preservation Plan”).  A Tax Benefit Preservation Plan is designed to protect shareholder value by attempting to protect against a limitation on our ability to use our existing NOLs.  Tax Benefit Preservation Plans are generally designed to restrict or deter direct and indirect acquisitions of our common stock if such acquisition would result in a shareholder becoming a “5-percent shareholder” or increase the percentage ownership of our stock that is treated as owned by an existing 5-percent shareholder.

Although any Tax Benefit Preservation Plan would be intended to reduce the likelihood of an ownership change that could adversely affect us, we can give no assurance that, if such a plan is adopted, it would prevent all transfers that could result in such an ownership change.  Under certain circumstances, our Board of Directors may determine it is in the best interest of our company to exempt certain 5-percent shareholders from the operation of any Tax Benefit Preservation Plan, if a proposed transaction is determined not to be detrimental to our utilization of our NOLs.  Any Tax Benefit Preservation Plan may require any person attempting to become a holder of 5% or more of our common stock to seek the approval of our Board of Directors.  This may have an unintended “anti-takeover” effect because our Board of Directors may be able to prevent any future takeover.

In the third quarter of 2010, we recorded a valuation allowance of $49.9 million against our entire deferred tax asset due to a sustained period of quarterly losses. The valuation allowance had a negative impact on earnings and capital. The release of this valuation allowance would have a positive impact on earnings and capital but is dependent on our ability to provide positive evidence of a return to sustained profitability. There can be no assurance as to when we could be in a position to recapture the benefits of our deferred tax asset.

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

We are subject to significant governmental supervision and regulation.  These regulations are intended primarily for the protection of depositors.  Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change.  Within the last several years, Congress and the President have passed and enacted significant changes to these statutes and regulations.  There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business.  In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry.  We are subject to the rules and regulations of the Federal Reserve and the OCC.  If we fail to comply with federal bank regulations, the regulators may limit our activities or growth, fine us or ultimately put us out of business.  Banking laws and regulations change from time to time.  Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations.  These areas include:

●           The capital that must be maintained;
●           The kinds of activities that we can engage in;
●           The kinds and amounts of investments that we can make;
●           The locations of our offices;

●           Insurance of deposits and the premiums that we must pay for this insurance; and
●           How much cash we must set aside as reserves for deposits.

In addition, we are subject to other federal and state laws and regulations regarding corporate governance and permissible business activities, acquisition and merger restrictions, limitations on intercompany transactions, capital adequacy requirements and requirements for anti-money laundering programs and other compliance matters.  These regulations are also designed primarily for the protection of the deposit insurance funds and consumers, but not for the benefit of our shareholders.  Financial institution regulation has been the subject to significant legislation in recent years and may continue to be the subject of further significant legislation in the future, which is not in our control.  Significant new laws, or changes to existing laws, could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Overall compliance with the regulation increases our operating expenses, requires a significant amount of management’s attention and could be a competitive disadvantage with respect to non-regulated competitors.

In addition, due to the ongoing economic downturn and the resultant deterioration in the real estate markets and adverse impact on our loan portfolio and financial results, we may be the subject of additional regulatory actions in the future and face further limitations on our business, which would impair our operations and restrict our growth.  If we fail to meet any regulatory capital requirement or are otherwise deemed to be operating in an unsafe and unsound manner or in violation of law, we may be subject to a variety of informal or formal remedial measures and enforcement actions, in addition to the OCC Agreement and individual minimum capital ratios currently imposed on us by the OCC.  Such informal remedial measures and enforcement actions may include a memorandum of understanding, which is initiated by the regulator and outlines an institution’s agreement to take specified actions within specified time periods to correct violations of law or unsafe and unsound practices.  In addition, as part of our regular examination process, regulators may advise us to operate under various restrictions as a prudential matter.  Any of these restrictions, in whatever manner imposed, could have a material adverse effect on our business, financial condition and results of operations.

In addition to informal remedial actions, we may be subject to additional formal enforcement actions beyond those to which we are currently subject.  Our failure to comply with any formal enforcement action could cause us to be subject to formal enforcement actions.  Formal enforcement actions include written agreements, cease and desist orders, the imposition of substantial fines and other civil penalties and, in the most severe cases, the termination of deposit insurance or the appointment of a conservator or receiver.  Furthermore, if the Bank fails to meet any regulatory capital requirement, it will be subject to the prompt corrective action framework of the Federal Deposit Insurance Corporation Improvements Act of 1991, which imposes progressively more restrictive constraints on operations, management and capital distributions as the capital category of an institution declines, up to and including ultimately, the appointment of a conservator or receiver.  A failure to meet regulatory capital requirements could also subject us to capital raising requirements.  Possible enforcement actions against us could include the issuance of a cease-and-desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or to enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders.  Any remedial measure or enforcement action, whether formal or informal, could impose restrictions on our ability to operate our business and adversely affect our prospects, financial condition or results of operations.  In addition, any formal enforcement action could harm our reputation and our ability to retain and attract customers and impact the trading price of our common stock.

We may be required to pay significantly higher FDIC premiums, special assessments or taxes that could adversely affect our results of operations.

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.  As a result, we may be required to pay significantly higher premiums or additional special assessments or taxes that could adversely affect our results of operations.  We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the higher levels imposed in 2010.  These increases and any future increases or required prepayments in FDIC insurance premiums or taxes may materially adversely affect our results of operations.

The market value of our securities portfolio may be impacted by the level of interest rates and the credit quality and strength of the underlying issuers.

If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value through a charge to earnings.  At December 31,

2010, we owned one non-rated single issuer trust preferred security classified as available for sale with an amortized cost of $4.1 million and an estimated fair value of $1.3 million and one private label mortgage-backed security with an amortized cost of $7.1 million and an estimated fair value of $5.8 million, both of which were classified as available for sale on which we were required to recognize a credit-related impairment loss of $1.7 million.  We perform an ongoing analysis of these securities.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities we own from time to time.

We are, through the Bank, a member of the FHLBNY, and are required to maintain an investment in shares of its capital stock, which are restricted in that they can only be redeemed by the issuer at par value.  On January 8, 2009, Moody’s Global Banking issued a report stating the potential for a significant other-than-temporary impairment (“OTTI”) charge on private label mortgage-backed securities held by the Federal Home Loan Banks (“FHLBanks”).  Of the 12 regional FHLBanks, capital levels for eight of these banks would be in jeopardy of meeting minimum regulatory capital requirements under a “worst-case” scenario that assumes all private-label securities owned by the FHLBanks are deemed to be impaired.  The capital levels of the other four FHLBanks, which includes FHLBNY, would remain above minimum regulatory capital requirements under the same scenario.  We do not believe that an OTTI of its holdings exists as of December 31, 2010 and will continue to monitor the financial performance of the FHLBNY.  If the FHLBNY is unable to meet minimum regulatory capital requirements or is required to aid the remaining FHLBanks, our holdings in the FHLBNY may be determined to be other than temporarily impaired and may require a charge to our earnings which could have a material impact on our financial condition, results of operations and cash flows.

Our loan portfolio includes a substantial amount of commercial real estate and commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

Our commercial and industrial loan portfolios, which include commercial real estate loans, totaled approximately $2.1 billion at December 31, 2010, comprising 83.0% of our total loans.  Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans.

Furthermore, commercial real estate loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business.  If the operating company suffers difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired.  Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.  The collateral for our commercial loans that are secured by real estate are classified as 51% owner-occupied properties and 49% non-owner occupied properties.

Overall, our market has expanded within the State of New Jersey.  Likewise, our commercial lending activities have grown, especially in the central and more recently the northern parts of the State.  A significant broad based deterioration in economic conditions throughout New Jersey, including the real estate markets, could have a material adverse effect on the credit quality of our loan portfolios and, consequently, on our financial condition, results of operations and cash flows.

If we fail to provide an adequate allowance for loan losses, there could be a significant negative impact on our results of operations.

The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral for the loan.  Based upon factors such as historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses.  At December 31, 2010, our allowance for loan losses was approximately $81.7 million which represented approximately 3.2% of total loans and approximately 47.0% of nonperforming loans.  If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the bank regulatory authorities require us to increase our allowance for loan losses, its financial condition, results of operations and cash flows could be significantly and adversely affected.  Given that the components of the allowance are based partially on historical losses and on risk rating changes in response to recent events, required reserves may trail the emergence of any unforeseen deterioration in credit quality.

We may not be able to achieve our growth plans or effectively manage our growth.

We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. Particularly in light of prevailing economic conditions, we cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

Our ability to successfully grow depends on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.  There can be no assurance that growth opportunities will be available or that growth will be successfully managed.

We face risks with respect to any future acquisitions

We may acquire other financial institutions or part of those institutions in the future.  We may also consider and enter into other new lines of business or offer new products or services.  Acquisitions and mergers involve a number of risks.

Our success depends on, among other things, our ability to realize anticipated cost savings and revenue enhancements from acquisitions and to combine the businesses of the acquired companies in a manner that permits growth without materially disrupting existing customer relationships or resulting in decreased revenue due to a loss of customers.  If we are not able to successfully achieve these objectives, the anticipated benefits of such acquisitions may not be realized fully or at all or may take longer to realize than expected.  Additionally, if the integration efforts following acquisitions are not successfully managed, the failure of these integration efforts could result in loan losses, deposit attrition, operating costs, loss of key employees, disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of such acquisitions or result in unanticipated losses.

Competition from other financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability and results of operations.

The market areas in which we operate are among the most highly competitive in the country.  There is substantial competition in originating loans and in attracting and retaining deposits.  The competition comes principally from other banks (both larger and smaller) savings institutions, credit unions, mortgage banking companies and the myriad of nonbanking competitors, such as full service brokerage firms, money market mutual funds, insurance companies and other institutional lenders.

Ultimately, competition may adversely affect the rates we pay on deposits and charges on loans, thereby potentially adversely affecting our profitability and results of operations.

We rely on other companies to provide certain services and key components of our business infrastructure.

Third party vendors provide certain services and key components of our business infrastructure, including certain of our fee income services such as cash management services and leasing.  While we have selected these third party vendors carefully, we do not control their actions.  Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively.  Replacing these third party vendors could also entail significant delay and expense.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain skilled people.  Competition for the best people in most activities engaged in by us can be intense, and we may not be able to hire sufficiently skilled people or to retain them.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Changes in interest rates may reduce our profits.

The most significant component of our net income is net interest income, which accounted for 87.7% of total revenue in fiscal 2010.  Net interest income is the difference between the interest income generated on interest-earning assets, such as loans and investments, and the interest expense paid on the funds required to support earning assets, namely deposits and borrowed funds.  Interest income, which represents income from loans, investment securities and short-term investments is dependent on many factors including the volume of earning assets, the level of interest rates, the interest rate sensitivity of the earning assets and the levels of nonperforming loans.  The cost of funds is a function of the amount and type of funds required to support the earning assets, the rates paid to attract and retain deposits, rates paid on borrowed funds and the levels of non-interest bearing demand deposits.

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

Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies, particularly the policies of the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including the available for sale securities portfolio, and (iii) the average duration of our interest-earning assets.  Changes in monetary policy could also expose us to the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment.  Any substantial, unexpected and prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  There is no assurance that any such losses would not materially and adversely affect our financial condition and results of operations.

If the goodwill and intangible assets that we have recorded in connection with our acquisitions becomes impaired, there could be a negative impact on our profitability.

Under the purchase method of accounting for all business combinations, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquiror’s balance sheet as goodwill and identifiable intangible assets.  At December 31, 2010, we had $48.8 million of goodwill and identifiable intangible assets on our balance sheet.  Companies must evaluate goodwill for impairment at least annually.

Write-downs of the amount of any impairment are to be charged to the results of operations in the period in which the impairment is determined.  Based on the goodwill impairment analysis conducted during 2010, we recorded an impairment charge of approximately $89.7 million.  At December 31, 2010, $38.2 million of goodwill remained on our balance sheet.  Our intangible asset balances were not impaired at December 31, 2010.  There can be no assurance that the future evaluations of goodwill and identifiable intangible assets will not result in determinations of further impairments and write-downs which could have an adverse non-cash impact on our financial condition and results of operations.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

From time to time, we are party to various litigation claims and legal proceedings. Management evaluates these claims and proceedings to assess the likelihood of unfavorable outcomes and estimates, if possible, the amount of potential losses. We may establish a reserve, as appropriate, based upon our assessments and estimates in accordance with our accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on the judgment of our management with respect to those assessments, estimates and disclosures. Actual outcomes or losses may differ materially from assessments and estimates, which could adversely affect our reputation, financial condition and results of operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

At December 31, 2010, the Company operated from its main office in Vineland, New Jersey and its executive office in Mt. Laurel, New Jersey.  The Company has 66 locations.  The Company leases its main office, its executive office, 30 Community Banking Centers and all of its Commercial Lending Centers.  At December 31, 2010, the Company’s commitments under noncancelable operating leases were $25.9 million which are payable in years subsequent to December 31, 2010.  The remainder of the Community Banking Centers are owned by the Company.  At December 31, 2010, the Company’s net bank properties and equipment was $53.4 million.

Item 3.  Legal Proceedings.

The Company and the Bank are periodically involved in various claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company’s and the Bank’s business.  While the ultimate outcome of these proceedings cannot be predicated with certainty, the Company’s management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows.  In addition, management was not aware of any pending or threatened material litigation as of December 31, 2010.

 Item 4.  [Reserved].

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained under the captions “Common Stock Price Range and Dividends” and “Stock Performance” in the Annual Report, included herein as Exhibit 13 to this Report is incorporated herein by reference.

Item 6.  Selected Financial Data.

The information contained under the caption “Selected Financial Data” in the Annual Report included herein as Exhibit 13 is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report included herein as Exhibit 13 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Gap Analysis” and “ - Net Interest Income Simulation” in the Annual Report included herein as Exhibit 13 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements of Sun Bancorp, Inc. and the Summarized Quarterly Financial Data included in the notes thereto, included in the Annual Report, included herein as Exhibit 13 are incorporated herein by reference.

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

Item 9B.  Other Information.

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to the directors and the executive officers of the Company and the Bank as of the date of this filing, including their names, ages, and the years they first became directors or executive officers of the Company or the Bank.  The term of office of each director expires at the 2011 Annual Meeting of Stockholders.

Name	Age	Year First Elected or Appointed(1)

DIRECTORS

Bernard A. Brown	86	1985
Wilbur L. Ross, Jr.	73	2010
Sidney R. Brown	53	1990
Peter Galetto, Jr.	57	1990
Anne E. Koons	58	1990
Jeffrey S. Brown	51	1999
Alfonse M. Mattia	69	2001
Eli Kramer	56	2004
Thomas X. Geisel	49	2008
Anthony R. Coscia	51	2010
William J. Marino	67	2010

EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK

Robert B. Crowl	47	2010
A. Bruce Dansbury	57	2001
_____________
(1)	For directors, refers to the year such individual became a director of the Company or the Bank. For officers, refers to the year such individual joined the Company or the Bank.

Biographical Information and Qualifications of Directors

All directors and executive officers have held their present positions for at least five years unless otherwise stated.

Bernard A. Brown has been Chairman of the Board of Directors of the Company and the Bank since its inception 25 years ago (1985) and has guided the Company and the Bank to a multi-billion dollar financial services company with 66 locations and over 600 employees.  Mr. Brown also serves as Chair of the Executive Committee of the Board.  Mr. Brown has successfully grown numerous other organizations, such as NFI, a national multi-million dollar logistics conglomerate headquartered in Vineland, New Jersey, Vineland Construction Company and several other real estate companies with extensive property holdings.  Mr. Brown also serves as the Chairman of the Board of Directors of NFI and Vineland Construction Company.  Directors Sidney R. Brown, Anne E. Koons, and Jeffrey S. Brown are the children of Bernard A. Brown.  With his intimate familiarity with the business of the Company and his extensive business background and leadership and management skills, the Board of Directors believes that Mr. Brown is uniquely qualified to serve as a director.

Wilbur L. Ross, Jr. was elected to the Board of Directors of the Company in September, 2010.  Mr. Ross has been appointed to the Executive Committee and the Nominating and Corporate Governance Committee of the Board of Directors and as a non-voting observer to the Compensation Committee of the Board of Directors.  He may be the best known turnaround financier in the U.S., having been involved in the restructuring of over $300 billion of defaulted companies’ assets around the world. In 1998, Fortune Magazine called him "the King of Bankruptcy.”  Mr. Ross organized International Steel Group (“ISG”) in April 2002 and was its Board Chairman.  By acquiring Bethlehem Steel and other troubled companies, ISG became the largest integrated steel company in North America.  It was listed on the New York Stock Exchange until it merged with Mittal Steel to form the largest steel company in the world.  Mr. Ross remains a director of ArcelorMittal.  In March, 2004, the firm organized International Textile Group (“ITG”) by buying and consolidating two bankrupt companies, Burlington Industries and Cone Mills.  Mr. Ross serves as Chairman of ITG which has developed major investments in China and Viet Nam. Also in 2004, WL Ross organized International Coal Group to acquire out of bankruptcy Horizon Natural Resources and two other coal companies and went public.  It is listed on the New York Stock Exchange under the symbol ICO.  In 2005, WL Ross & Company (“WL Ross”) formed International Automotive Components (“IAC”) to acquire Collins & Aikman’s European operations and Lear’s European interior plastics division.  More recently, the firm acquired control of PLASCAR, the leading Brazilian automotive plastics company, Mitsuboshi in Japan, Lear Corporation’s U.S.

European and Asian interior plastics businesses and certain North American plants of Collins & Aikman.  IAC now has revenues of $5.5 billion and 23,000 employees in 17 countries.  The Ross Funds are major investors in Greenbrier Companies and Assured Guaranty Ltd., and Mr. Ross joined their Boards.  Beginning in 2007, the firm organized American Home Mortgage Services by acquiring several floundering companies and creating the second largest independent services of subprime mortgages.  In 2009, the firm led the $900 million revival of BankUnited with FDIC assistance.  The shares now trade on the New York Stock Exchange with a $2.5 billion market value.  Subsequently, WL Ross took substantial positions in Virgin Money, First Michigan, Cascade Bank Corp., Sun Bancorp, and Air Lease Corp.  In 1999, President Kim Dae Jung awarded Mr. Ross a medal for his help during Korea's 1998 financial crisis.  He is a former Chairman of the Smithsonian National Board.  Earlier, President Clinton had appointed him to the Board of the U.S.-Russia Investment Fund, and he served as privatization advisor to Mayor Rudolph Giuliani.  Mr. Ross serves on the Executive Committee of the New York City Partnership, is Chairman of the Japan Society and is a member of the Chairman’s Circle of the U.S.-India Business Council.  He is a member of the Business Roundtable and is a Board member of the Yale University School of Management, which has presented him with its Legend of Leadership Award.  He is also a member of the Committee on Capital Markets Regulation.  China Institute presented him with its 2007 Blue Cloud Award.  He is the only person elected to both the Turnaround Management Hall of Fame and the Private Equity Hall of Fame.  He was named Entrepreneur of the Year 2009 by BritishAmerican Business and received the 2010 Business Statesman Award from Harvard Business School Club of New York.  Mr. Ross holds an A.B. from Yale University and an M.B.A., with Distinction, from Harvard University.  Mr. Ross is a valued member of the Board of Directors given his experience in the financial services industry and his reputation as one of the world’s most respected investors.

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

Peter Galetto, Jr. has been a director of the Company for 21 years (April 1990).  He is also a director of the Bank.  Mr. Galetto also served as the Secretary of the Company from April 1990 to March 1997.  As Chair of the Audit & Risk Committee of the Board, Mr. Galetto annually attends numerous audit and risk related webinars and seminars as well as a national conference on audit and risk topics to bring the most current information to the Company.  He also serves as a member of the Board’s Executive Committee and Nominating & Corporate Governance Committee.  Mr. Galetto is the President of Stanker & Galetto, Inc., an industrial building contractor located in Vineland, New Jersey.  He is the Secretary/Treasurer of Tri-Mark Building Contractors, Inc.  Mr. Galetto is also a board member of South Jersey Healthcare, Cumberland Cape Atlantic YMCA, Hendricks House and All Saints Finance Committee.  Mr. Galetto has been honored by several organizations for his community service.  He has been awarded Entrepreneur of the Year by the South Jersey Development Council, Gregor Mendal Award from St. Augustine Prep in 1999, Vineland Rotary Club Outstanding Vocational Accomplishments in 1994 and the Order Sons of Italy in America Distinguished Golden Lion Award, 2000.  Mr. Galetto is also an officer and director of several other corporations and organizations.  He received a B.S. in Commerce and Engineering from Drexel University, majoring in Finance and Management.  Mr. Galetto also graduated from Harvard Business School’s Executive Education Program.  With his proven business leadership and management skills, in addition to his stature in the local business community, Mr. Galetto has been a significant contributor to the Board of Directors of the Company.

Anne E. Koons has served as a director of the Company for 21 years (April 1990).  She is also a director of the Bank.  Ms. Koons serves as a member of the Board’s ALCO/Investment Committee.  Ms. Koons is a real estate agent with Prudential Fox & Roach.  She has been selling real estate for 26 years and is consistently in the top 1% of agents nationwide.  Ms. Koons is a Board member of the Cooper Foundation at Cooper Hospital and also serves on the Executive and Budget and Finance committees.  She is also an officer and director of several other companies.  Ms. Koons’ business acumen, sales and marketing and negotiation skills, as well as stature in the community have led her to be an important contributor to the directorship of the Company.

Jeffrey S. Brown has been a director of the Company since April 1999.  He is also a director of the Bank.  Mr. Brown also serves as a member of the Board’s ALCO/Investment Committee.  Mr. Brown is Vice Chairman of NFI, a comprehensive provider of freight transportation, warehousing, third party logistics, contract manufacturing, and real estate development.  He is also President of NFI Real Estate, one of the top real estate development companies in the industry.  Mr. Brown is one of the general partners of The Four B’s, a partnership with extensive holdings primarily in the Eastern United States.  He is also an officer and director of several other corporations and partnerships in the transportation, equipment leasing, insurance, warehousing and real estate industries.  Mr. Brown serves on the Boards of several regional charities including: The Board of Trustees for the Cooper Foundation and the Kellman Brown Academy.  He also serves on the Executive Boards of the Katz Jewish Community Center and the Boys and Girls Club of America.  As principal in a major logistics company with P&L responsibilities, Mr. Brown possesses financing and acquisition experience, which further strengthens his bank director capabilities.  His experience in real estate, leadership skills, and his networking capabilities due to his stature in the local business community, make him a valued member of the Company’s Board of Directors.

Alfonse M. Mattia has been a director of the Company since May 2001.  He is also a director of the Bank.  Mr. Mattia serves as Chair of the Board’s ALCO/Investment Committee and is also as a member of the following Board Committees:  Executive; Compensation/Personnel; and Audit & Risk.  He meets the definition of an audit committee financial expert under the regulations of the SEC.  Mr. Mattia has over 16 years of combined experience on various bank boards.  He has been a Certified Public Accountant for 43 years and was a founding partner of Amper Politziner & Mattia, a regional accounting and consulting firm with offices in New Jersey, New York and Pennsylvania, and ranked as a Top 25 Accounting Firm in the U.S.   Mr. Mattia is a director at EisnerAmper, a CPA firm with offices in NY, NJ and PA.  He served as Co-Chairman of the Rutgers University Family Business Forum and has served as a member of “The Group of 100,” a national group formed by the American Institute of Certified Public Accountants to protect the public interest and position the accounting profession for the future.  A member of the American Institute of Certified Public Accountants, he served three years on the Assurance Services Executive Committee at the AICPA and is the firm representative to the Major Firms Group where he chaired the annual meeting in 2000.  Mr. Mattia is a member of the Harvard Business School Club and the Columbus Citizens Foundation, both in New York.  He is also a member of the Board of Trustees at Rider University.  Mr. Mattia’s proven business leadership and management skills, as well as his stature in the local business community have led him to be a valued member of the Company’s Board of Directors.

Eli Kramer has been a director of the Company since July 2004.  He is also a director of the Bank.  He serves as Chair of the Board’s Compensation/Personnel Committee and is also a member of the following Board Committees: Executive; Audit & Risk; and, Nominating and Corporate Governance.  Mr. Kramer has over 20 years of total bank board experience including 6 plus years as Vice Chair or Chairman at a previous bank.  Mr. Kramer has been a principal in real estate development companies since 1976 and is a partner in Central Jersey Management Co.  He is also a principal in Arcturus Group, a real estate advisory and asset management firm serving the financial industry.  He was a co-founder and Vice Chairman of the Board of Directors of Community Bancorp of New Jersey, prior to its acquisition by the Company.  He also served as a Director and Chairman of the Board of Colonial State Bank.  Mr. Kramer serves as a Trustee on the Boards of the Jewish Educational Center, Elizabeth, NJ and the Holocaust Resource Center at Kean University.  Mr. Kramer’s bank board experience, proven leadership and business management skills, knowledge of the New Jersey market, and stature in the community are all attributes that are highly valued as a director of the Company.

Thomas X. Geisel joined the Company as President and Chief Executive Officer in January 2008 and is also a director of the Company.  Mr. Geisel also serves as the President and Chief Executive Officer of the Bank and is a director of the Bank.  He also serves as a member of the Executive Committee of the Board.  Prior to joining the Company, Mr. Geisel held a number of positions with KeyCorp (“Key”).  He joined Key in July 1999 in New York City where he served as Managing Director of Investment Banking for the East and West Regions of KeyBanc Capital Markets (formerly McDonald Investments’ Key Business Advisory Services division).  In 2002, he was promoted to President of Key’s Capital Region New York District and subsequently to Regional Executive for Commercial Banking for which he relocated to Albany, New York. From 2005 through 2007, he served as President for Key’s Northeast Region, which comprised eight districts across New York, New England and Florida, with assets of approximately $20 billion and revenue exceeding $550 million.  Mr. Geisel’s other experience includes representing the U.S. Department of Justice in various capacities domestically and as a diplomat in Latin America and the Caribbean.  Mr. Geisel has spoken on topical business, financial and economic issues and trends.  His banking and financial insight and expertise have been showcased on prominent business news network shows, including Bloomberg News, CNBC’s “Squawk Box” and Fox Business Channel’s “Cavuto” with host Neil Cavuto,  and “America’s Nightly Scoreboard” with David Asman, as well as on several regional, expert panels such as the Rutgers Quarterly Business Outlook.  Mr. Geisel has also contributed to articles that appeared in national publications, including American Banker, US Banker and The Wall Street Journal.  He serves as Vice-Chair of the Board of Trustees of the Southern New Jersey Development Council, and is also on the Board of Directors of the New Jersey State Chamber of Commerce and a member of its Government Committee, as well as serving as a Board Member of the Atlantic County Community Development Corporation (CDC).  Mr. Geisel sits on the Federal Reserve Board of Philadelphia’s Nominating Advisory Committee (FRNAC) and is a member of the CEO Group and the New Jersey Bankers Association.  As an active member of the community, Mr. Geisel served as the 2009 chairman of the American Heart Association’s Southern New Jersey Spring Heart Walk and was the 2010 Spirit of Edison Community Leader Award recipient.  In addition to his elevated stature in New Jersey, Mr. Geisel’s 20 plus years of well-diversified financial services experience and executive leadership and management skills make him an integral member of the Company’s Board of Directors.

Anthony R. Coscia was appointed to the Board of Directors of the Company in November, 2010.  Mr. Coscia currently serves as of member of the Board’s Compensation/Personnel Committee.  He is admitted to the state bars of New Jersey and New York and is a Partner in the law firm of Windels Marx Lane & Mittendorf, LLP (WMLM), one of the New York region’s oldest law firms.  He is a graduate of Georgetown University School of Foreign Service and received his law degree from Rutgers University School of Law.  Mr. Coscia specializes in corporate, commercial and real estate matters with a concentration on the financial elements of these transactions.  He represents financial institutions, investors and major corporations handling a broad variety of matters, including corporate and real estate finance transactions, asset restructure and recovery, regulatory compliance, mergers and acquisitions and general litigation.  He has specific experience in the area of redevelopment finance and has worked extensively on corporate governance issues.  Mr. Coscia served as Chairman of the Board of Commissioners of the Port Authority of New York and New Jersey from April 2003 to February 2011 and continues to serve on the Board of Commissioners.  He is also a member of the Board of Directors of National Passenger Railroad Corporation (“Amtrak”).  In addition he serves as a trustee of the New Jersey Community Development Corporation and is a member of the New Jersey Performing Arts Center Council of Trustees, The Partnership for New York City and the Economic Club of New York.  From February 1992 to March 2003, he served as Chair of the New Jersey Economic Development Authority (“NJEDA”), one of the largest state-sponsored development banks in the United States.  Mr. Coscia has served as a director and audit committee member of several public and closely held corporations in the financial services, investment banking, real estate and manufacturing sectors.  With Mr. Coscia’s extensive background and as a well-respected business leader actively involved in both the private and government sectors in New Jersey and New York, he is a significant complement to Sun Bancorp’s Board of Directors.

William J. Marino was appointed to the Board of Directors of the Company in November, 2010.  Mr. Marino currently serves as of member of the Board’s Nominating and Corporate Governance Committee.  He is a graduate of St. Peter’s College with a Bachelor of Science degree in Economics.  Mr. Marino is the retired Chairman, President and Chief Executive Officer of Horizon Blue Cross Blue Shield of New Jersey, the state’s largest health insurer, providing coverage for over 3.6 million people.  He has over 40 years of experience in the health and employee benefits field, primarily in managed care, marketing and management.  Before joining Horizon BCBSNJ, Mr. Marino was VP of Regional Group Operations for NY and CT for Prudential, capping a 23-year career with them.  He is currently the Chairman of the Board of Directors of the New Jersey Performing Arts Center (NJPAC) and a member of the Board of the New Jersey Symphony Orchestra.  He is a member of the Campaign Committee of Saint Vincent Academy and a member of the Board of Trustees of Delbarton School in Morristown.  He also serves as a member of the Tanenbaum Center for Interreligious Understanding’s Leadership Council.  Mr. Marino is also a member of the Board of Sealed Air Corporation.  He is the recipient of the 1997 Ellis Island Medal of Honor and in 2007 received the American Conference on Diversity’s Humanitarian of the Year Award.  Mr. Marino’s prior board affiliations include: Blue Cross Blue Shield Association; National Institute for Health Care Management (Past Chairman); Choose New Jersey; NJ State Chamber of Commerce (Past Chairman); New Jersey Network; Newark Alliance; Newark Museum, Liberty Science Center Chairman’s Advisory Council; St. Peter’s College (Past Chairman); Community Theatre of Morristown; Regional Business Partnership (Past Chairman); United Way of Essex and West Hudson (Past Chairman); Kessler Institute for Rehabilitation, Inc.; New York Business Group on Health; and, New York State HMO Conference.  As a highly regarded business and philanthropic leader, one who has played an important role in policy and legislative matters in New Jersey, Mr. Marino is an important complement to Sun Bancorp’s Board of Directors.

Executive Officers Who Are Not Directors

Robert B. Crowl joined the Company in March 2010 as the Executive Vice President and Chief Financial Officer.  Mr. Crowl also serves as Executive Vice President and Chief Financial Officer of the Bank.  He has over 24 years of banking experience.  Prior to joining the Company, Mr. Crowl was Executive Vice President & Chief Operating Officer of National City Mortgage, Cleveland, Ohio from November 2007 to February 2009.  Prior to that, Mr. Crowl was a Senior Vice President & Corporate Comptroller of National City Corporation from April 2004 to November 2007 where he also held the position of Senior Vice President and Manager of Asset, Liability & Securitization from November 1998 to April 2004.  Prior to 1998, Mr. Crowl served in a variety of positions for Crestar Bank in Richmond, Virginia.  Mr. Crowl previously held the role of Treasurer of the Northeast Ohio Council on Higher Education.

A. Bruce Dansbury joined the Bank in April 2001 and serves as Executive Vice President, Chief Operating Officer, and Chief Credit Policy Officer for the Bank.  Mr. Dansbury also serves as Executive Vice President and Chief Operating Officer of the Company.  Mr. Dansbury has over 35 years of banking experience in New Jersey and prior to joining the Bank held the title of Business Bank Executive for First Union National Bank.  Mr. Dansbury is Past Director and Past President of the Trenton Downtown Association.  He also previously served on the board of the ShopRite Ladies Professional Golf Association (LPGA) Classic, Rutgers University Executive Advisory Council and the Rider University Business Advisory Board.  Mr. Dansbury currently serves on the Executive Committee of the Mercer County Chamber of Commerce and serves on the Boards of the Thomas Edison Foundation, and TICIC, Inc., a wholly owned subsidiary of the New Jersey Bankers Association and a trade association that represents the interests of member financial institutions on a state and national basis.

Board Leadership Structure and Role in Risk Oversight

Under the Board of Directors’ current leadership structure, the offices of Chairman of the Board and Chief Executive Officer are held by separate individuals.  Bernard A. Brown serves as Chairman of the Board of Directors. The Company’s Chief Executive Officer is Thomas X. Geisel. The Board of Directors has determined that the separation of the roles of Chairman of the Board and Chief Executive Officer will enhance Board independence and oversight.  This separation will allow the Chief Executive Officer to better focus on developing and implementing strategic and tactical initiatives, enhancing shareholder value and expanding and strengthening our franchise, while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to, and independent oversight of, management.

The Board of Directors has general authority over the Company’s risk oversight function with authority delegated to various board committees to review risk management policies and practices in specific areas of the Company’s business.  The Audit Committee is primarily responsible for overseeing the Company’s risk management.  The Audit Committee works closely with officers involved in the risk management function including the internal audit staff who report directly to the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s common stock, to file reports of ownership and changes in ownership of the Company’s common stock with the SEC.  Based upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were complied with during the year ended December 31, 2010 with the exception of one untimely filing by Alfonse Mattia, Bernard Brown and Sidney Brown, each to report one transaction.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  A copy of the Code of Ethics and Conduct is posted at the Company’s website at www.sunnb.com.

Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement mailed to its shareholders.

Audit Committee

The Audit Committee consists of Directors Peter Galetto, Jr. (Chair), Eli Kramer, and Alfonse M. Mattia. Mr. Mattia meets the definition of an audit committee financial expert under the regulations of the Securities and Exchange Commission.

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

Executive Summary.  The 2010 fiscal year was a challenging year for the Company as well as many other financial institutions.  National and local economies continued to display the effects of the economic downturn. High unemployment, limited job growth and housing market distress weighed on consumer behavior, while uncertainty surrounding sales growth limited business borrowing and investment. During 2010, the Company took critical steps towards strengthening its balance sheet and foundation by raising approximately $100 million in additional capital and executing on its business plan. The capital raise provided the Company with new strategic partners and the financial flexibility to address problem credits. During 2010, the Company prudently managed its problem loan portfolio by taking appropriate charge-offs and building its allowance for loan losses. In addition, the Company sold approximately $87 million of problem commercial real estate loans with a book balance of $77 million after accounting for related charge offs in December 2010, further reducing the level of classified assets.  In addition to the capital and credit efforts, the Company continued to execute its strategic plan by growing its businesses and managing profitability. While commercial real estate lending was deemphasized in 2010, the Company’s specialty businesses (asset-based lending and medical lending) continued to grow, and increased product penetration in our commercial and industrial business led to a substantial increase in cash management services. The net interest margin expanded in 2010 through the careful administration of pricing strategies on loans and deposits. In addition, critical fee businesses such as Sun Financial Services, L.L.C. and Sun Home Loans, Inc. enjoyed record years in revenue. Through the company’s cost saving initiatives over $4 million in annualized expense and revenue efficiency gains were recorded.

The Compensation Committee took various actions in 2010 in order to reinforce its efforts to focus compensation on rewarding activities which promote safe growth of long-term shareholder value.  Such actions included:

•	Controlling compensation expenses by limiting increases in base salary for the Named Executive Officers.
•	Structuring a compensation program necessary to recruit a new chief financial officer including long-term performance incentives.
•
Elimination of the tax gross-up provisions previously included in some employment agreements; and eliminating and/or modifying certain change in control severance agreements; and inclusion of clawbacks in certain contracts.

•
Increasing the number of shares of Common Stock available for awards to management under the Company’s equity incentive plans, which was subsequently approved by the Company’s shareholders at the 2010 Annual Meeting of Shareholders.

•
Granting of additional stock options and stock awards to the Named Executive Officers as performance and retention incentives. The performance incentives require that Company return on assets target metrics be achieved by December 31, 2013 in order for such equity awards to be earned.

•	Approval of a retirement plan for the Chairman as part of the Company’s management succession planning process.

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

In accordance with the Charter of the Company’s Compensation Committee, the Compensation Committee seeks to design and administer executive compensation programs that will achieve the following primary objectives:

•	Support a pay-for-performance policy that differentiates compensation based on corporate and individual performance;

•	Motivate employees to assume increased responsibility and reward them for their achievement;

•
Provide total compensation opportunities that are comparable to those offered by other leading companies, allowing the Company to recruit and retain top quality, dedicated executives who are critical to its long-term success;

•
Align the interests of executives with the long-term interests of shareholders by providing executives with equity award opportunities that will result in favorable long term compensation opportunities as long-term shareholder value grows;

•
Annually, the Company establishes specific financial performance targets as well as non-financial targets that are defined by the Compensation Committee and are incorporated into the budgeting and planning process.  The Company’s goal is to promote and administer a comprehensive pay-for-performance program consistent with such financial performance targets and the goals of the bank; and

•
Monitor the incentive compensation programs applicable to Executive Management and all employees to ensure that such programs do not expose the Company to unnecessary or excessive risk and to implement policies and practices that may help manage and monitor such risk within acceptable and pre-established parameters.

The Company’s compensation program is designed to promote performance by the Named Executive Officers and the entire Executive Management group as a team.  For 2010, performance of the Named Executive Officers was primarily evaluated based upon the Executive’s performance in securely managing and guiding the organization through raising an additional $100 million in capital, closely managing the Company’s loan portfolio, and positioning the company for future growth. The Company strives to provide each Named Executive Officer with a total compensation opportunity that the Compensation Committee deems to be market competitive with comparably-sized community banks, both nationally and regionally, assuming the Company’s performance is at budgeted, targeted levels.  The Company believes that this market positioning is appropriate to attract and retain top-caliber talent in a highly competitive labor market for executive staff.

     The Company maintains programs to create short-term and longer-term incentive compensation opportunities for its Executive Management.  In 2010, the Company made additional awards of stock options and stock awards to its Named Executive Officers and other members of the Executive Management team consistent with its long-term compensation goals.  Generally, such equity awards become earned and non-forfeitable over a two or four year period in order to serve as a retention tool in addition to a compensation incentive.

     Role of the Compensation Committee.  The Compensation Committee’s primary responsibility is to assist the Board in discharging the Board’s responsibilities relating to compensation of the Company’s Executive Management.  The Committee evaluates and recommends to the Board appropriate policies and decisions relative to salary, annual cash incentives, long-term equity-based incentives and other compensation programs for Executive Management, while taking into account appropriate risk management.

     The Compensation Committee has periodically engaged compensation consultants and advisors to provide advice on both board and executive compensation issues and is free to retain advisors as needed.  During 2010, the Compensation Committee did not receive specific guidance from any such consultants with respect to compensation paid or awarded to the Named Executive Officers.

     Role of Executives in Compensation Committee Deliberations.  The Compensation Committee has frequently requested the Company’s Chairman and Vice Chairman to assist in analyzing existing compensation programs and studying proposed compensation program changes.  Additionally, the Vice Chairman has provided guidance to the Committee regarding Executive Management performance evaluation, bonus plan recommendations, and other executive compensation matters.  As appropriate, the Committee requests the presence of the Company’s Vice Chairman and/or its President and CEO at Committee meetings to discuss executive compensation matters and to evaluate Company and individual performance.  Occasionally, other executives may be requested to attend a Committee meeting to provide pertinent financial, tax, accounting, peer data or operational information.  Executives in attendance may provide their insights and suggestions, but only independent Compensation Committee members may vote on decisions regarding executive compensation.

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

Compensation Framework.  In developing and administering the Company’s executive compensation policies and programs, the Committee considers the following three aspects of the Compensation program:

•	Pay components - each element of total compensation, including the rationale for each component and how each component relates to the total compensation structure;

•	Pay level - the factors used to determine the total compensation opportunity, or potential payment amount at different performance levels, for each pay component; and

•
Relationship of executive compensation to performance - how the Company determines appropriate performance measures and goals for incentive plan purposes, as well as how pay levels change as a function of performance.

Pay Components.  The Company’s executive compensation program includes the components listed below:

•
Salary - a fixed base salary generally set at competitive levels that reflect each executive’s position, individual performance, experience, and expertise.  Such base salary levels are reviewed annually by the Compensation Committee.

•
Annual Cash Incentive - a bonus pay program that varies based on individual and Company performance against annual business objectives; the Company communicates the associated performance metrics, goals, and bonus award opportunities to the executives as early in the fiscal year as is practical.  Final bonus determinations are made following the end of each fiscal year based upon a review of the stated performance metrics and bonus opportunities as well as the discretionary considerations of the Compensation Committee.  For 2010, the Compensation Committee determined that Annual Cash Incentive awards for the Executive Management would be funded and allocated based upon consideration of securely managing and guiding the organization through a difficult economic environment and for successfully managing the Company and the Bank through a private equity capital raise.

•
Long-Term Incentives - equity-based awards with the compensation values driven by the long-term market performance of the Company’s stock price in order to align executive pay with long-term shareholder interests.  In 2010, the Compensation Committee awarded additional stock and options awards to Executive Management to serve as long-term compensation incentives and retention.

•
Management Agreements - These agreements detail the rights and obligations of the employer and executive in the event of termination of employment following a change-in-control transaction or other involuntary termination of employment.  In addition, the Company has entered into an employment agreement with the President and CEO and eliminated pre-existing 280G tax gross-up provisions.

•	Other Compensation - perquisites consistent with industry practices in comparable banks and broad-based employee benefits such as medical, dental, disability, and life insurance coverage.

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

The Compensation Committee met in February 2010 and determined not to provide base salary increases to any of the Named Executive Officers.

Annual Cash Incentive

     The Company uses annual discretionary cash incentives to focus management’s attention on current strategic priorities and to drive achievement of short-term corporate objectives.  This program, eferred to as the Annual Cash Incentive Plan, provides annual cash incentive compensation for the Named Executive Officers and other Company employees.  For the 2010 fiscal year, the Compensation Committee established performance goals for the Named Executive Officers under the Annual Cash Incentive Plan.  If a minimum of 90% of these performance goals were achieved, an incentive cash pool would be funded which could be awarded at the discretion of the CEO and the Compensation Committee.  The percentage of pool funding increased as the performance increased, with a cap at 110% of target performance.

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

     The Compensation Committee approved Annual Cash Incentive Awards in December 2010 for payment in March 2011 to certain Named Executive Officers based upon its consideration of securely managing and guiding the organization through a difficult economic environment.  Cash incentive awards were made to the Named Executive Officers as follows:  Thomas Geisel - $50,000; Bruce Dansbury - $10,000; Robert Crowl - $40,000.  Such incentive awards may still be made within the discretion of the Compensation Committee, in circumstances where the financial performance targets were not met or if such targets are not established by the Compensation Committee.

Long-Term Incentives (“LTI”)

     The Company believes that equity ownership by the Named Executive Officers and Directors aligns executive and director interests with those of the shareholders.  In 2004, the Company adopted the 2004 Stock-Based Incentive Plan.  This omnibus stock plan, as last amended in 2010, provides for granting of up to 4,900,000 shares of common stock in the form of incentive stock options, non-qualified stock options and full-value stock awards; provided that the number of shares which may be awarded as full-value stock awards shall not exceed 1,400,000 shares.  The Plan further permits the vesting of stock awards based upon achievement of Company performance measures as well as continued service.  In prior years, the Company has used stock options as the primary vehicle for long-term incentive compensation for management and full-value shares of Company stock for the Directors.  In recent years, including in 2010, additional stock awards were made to the Named Executive Officers and other members of the Executive Management as a long-term retention incentive and as part of an effort to adjust the cash-equity mix of compensation for these respective positions, in order to better align compensation with long-term shareholder interests.  Typically, such awards will vest over a two, four or five year period as determined by the Compensation Committee at the time of such award.

     In 2010, the Company also approved the 2010 Performance Equity Plan permitting the award of up to 2,700,000 shares of Company Stock.  Awards under the plan will be in the form of stock options to purchase Company Stock at an exercise price equal to 110% of the fair market value of such Company Stock on the date of grant of such award.  A portion of such options become earned and first exercisable upon the Company’s attainment of specified performance by December 31, 2013.    A portion of such awards will be earned upon the Company achieving a minimum target return on average assets (“ROA”) of at least  .80% or a peer group ranking of at least the median of such peer group  based upon ROA of the peer group companies  before an award is earned and such options may be first exercisable.   The maximum award will be earned if ROA equals or exceeds 1.05% and a peer group ranking based upon ROA of 75th percentile is achieved.   Awards under this plan were made on March 2, 2011, at an exercise price of $4.73. The Compensation Committee granted stock options to acquire the following maximum number of shares to the Named Executive Officers, as follows: Bernard Brown 208,032 stock options; Sidney Brown 104,016 stock options; Thomas Geisel 321,037 stock options; Bruce Dansbury 150,790 options; and Robert Crowl 152,067 stock options.  Upon attainment of the defined performance measures, one-fourth of such award will be first exercisable and one-fourth annually thereafter, after a 6 month holding period is fulfilled.  Such stock options may not be exercise more than ten years from the initial date of grant.

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

     Throughout 2010, the Management Team continued to focus executing the Company’s Strategic Plan, including diversifying revenue sources, increasing its net interest margin, improving efficiency and optimizing the franchise.  The successful launch of the Asset-Based and Healthcare Lending businesses, along with building capabilities at Sun Home Loans, diversifies the Company’s revenue stream and enables growth in fee-based businesses.  The net interest margin widened significantly during 2010 as the Company carefully managed its loan and deposit pricing strategies.  In addition, the Management Team worked collectively to realize efficiency gains through a variety of initiatives executed throughout the year. In February 2010, the Compensation Committee granted restricted stock units which become earned and non-forfeitable in February 2012 as a retention incentive to Mr. Thomas Geisel in the amount of 35,000 shares and stock options to acquire 75,000 shares at an exercise price of $3.98, which vest in February 2012.

Management Agreements

     The Company has Change-in-Control severance agreements with each of the Named Executive Officers (and an employment agreement with Mr. Thomas Geisel, President and Chief Executive Officer).  These arrangements provide executives with income security including severance benefits in the event of a termination of employment following a change-in-control transaction.  The primary provisions of these agreements include that each Named Executive Officer will be entitled to a severance payment of 2.999 times their average prior five year’s W-2 earnings in the event of termination of employment following a change of control transaction.  In addition, such individuals may continue medical and dental coverage for a period of up to eighteen months following termination of employment at the executive’s expense in accordance with COBRA.  Such agreement with Mr. Bruce Dansbury includes a provision for the payment of severance compensation equal to fifteen months of base salary and bonus in the event of the involuntary termination of employment of such executive officer independent of any change in control transaction, absent termination for “cause” as defined in such agreement.  Such severance payments are conditioned upon the executive complying with certain post-termination limitations on his or her business activities in competition with the Company following such termination of employment.  The agreement with Robert Crowl, Chief Financial Officer includes a severance provision of ten months of pay upon his involuntary termination within the first two years of employment and one year of severance eligibility following completion of two years of employment.

     In July 2009, the Company entered into an employment agreement with Mr. Thomas Geisel, President and CEO, replacing the existing change in control severance agreement and a Letter of Employment between the Company and Mr. Geisel dated December 5, 2007.  The financial terms of the employment agreement are similar to the prior change in control agreement.  In addition, the employment agreement includes a “claw back” provision that provides for the repayment of bonuses and incentive compensation in certain circumstances as described below.  The term of the employment agreement is for 36 months, unless it is terminated earlier in accordance with its provisions. Additionally, on December 31, 2009 and each December 31 thereafter, the term of the agreement will automatically extend for a new period of 36 months; unless the Board of Directors gives written notice by October 1st of any such year that the Board has determined that the term of the agreement shall not be renewed.

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

Mr. Geisel will be entitled to receive the above-described severance payment if he voluntarily terminates employment upon the occurrence of or 90 days following certain events generally constituting a change in circumstances of his employment provided that the Company shall be entitled to remedy such circumstances during a 30 day period following receipt of notice from Mr. Geisel that he intends on resigning. He will also not be entitled to any compensation or other benefits under the Agreement, other than unpaid salary, if his employment is terminated for “Just Cause” or if he voluntarily terminates for other than an event constituting a change in circumstances.

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

The Agreement provides that any payment to Mr. Geisel in connection with a Change in Control will not be limited to the amounts that are deductible by the Company.   As such, a portion of such payments could be non-deductible by the Company for federal tax purposes.

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

Other Compensation

The Named Executive Officers (except Mr. Bernard Brown, Chairman and Mr. Sidney Brown, Vice Chairman) participate in the Company’s broad-based employee benefit plans, such as medical, dental and supplemental disability insurance programs and the 401(k) plan with a Company matching contribution. Messrs. Geisel and Dansbury receive an allowance for Country Club Memberships.  Mr. Geisel receives a monthly automobile allowance.  Mr. Dansbury and Mr. Crowl are provided with use of a company owned vehicle.  The Company maintains an executive long-term supplemental disability pay policy for its senior management providing compensation to such individuals in the event of disability for a period of up to one year following a determination of such long-term disability. Such policy will pay the affected senior officer an amount equal to such individual’s monthly salary less the amount of such disability benefits paid by the State and/or received from the basic long term disability plan for a period of up to one year. Each Named Executive Officer is eligible to participate in the Company’s employee term life insurance program (with such death benefit equal to two times current annual base salary, to a maximum death benefit of $400,000).  In addition, the Company maintains a supplemental term life insurance policy for the benefit of Mr. Geisel in the amount of $900,000.

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

The primary data source used in setting competitive market levels for Named Executive Officers’ (“NEOs”) pay is the information publicly disclosed by other comparable community banks.  These comparable companies are reviewed periodically and may change from time-to-time. These companies, which have been carefully reviewed and considered by the Board of Directors and the Compensation Committee, include community banks of similar size and business strategy both nationally and those located in the New York, New Jersey, Pennsylvania, Delaware and Maryland region.  The Compensation Committee reviews such data collected in order to determine market competitive levels of compensation as well as reviewing internal pay levels within the executive group.  The Compensation Committee makes decisions regarding each individual executive’s target total compensation opportunity with consideration of the goal of motivating and retaining an experienced and effective management team.  There is no formulaic approach between the market data reviewed each year, year-to-year changes in the market data, and the compensation decisions made by the Compensation Committee.  Comparative data is reviewed for all NEOs with regard to base salary, cash bonus, long term incentives, and total compensation.  Generally, Sun targets salaries at 50th percentile of peer group base salary data.  The 50th percentile is also targeted for cash bonus, long term incentives, and total compensation.  Notwithstanding the Company’s overall pay positioning objectives, pay opportunities for specific individuals may vary materially based on a number of factors such as scope of duties, tenure, institutional knowledge and/or difficulty in recruiting a new executive with necessary skill levels and experience.  Actual total compensation in a given year will vary above or below the target compensation levels based primarily on the attainment of operating goals and the creation of shareholder value.  In some instances, the amount and structure of compensation is also a result of arm’s-length negotiations with executives, which reflect an increasingly competitive market for quality, proven managerial talent.

The Compensation Committee reviews the total compensation paid to the CEO in comparison to 31 other peer group companies.  These peer group companies are:  CoBiz Financial, Inc., CVB Financial Corp., Enterprise Financial Services Corp., First Niagara Financial Group, Inc., Heartland Financial USA, Inc., Hudson Valley Holding Corp., Lakeland Bancorp, Inc., NBT Bancorp Inc., OceanFirst Financial Corp., PacWest Bancorp, S & T Bancorp, Inc., Sandy Spring Bancorp, Inc., Southwest Bancorp, Inc., Sterling Bancorp/NY, Umpqua Holdings Corporation, Virginia Commerce Bancorp, Inc., Western Alliance Bancorporation, WSFS Financial Corp., Fulton Financial Corp, Home BancShares, Inc., Mercantile Bank Corp, Midwest Banc Holdings, Inc., National Penn Bancshares, Inc., Pennsylvania Commerce Bancorp, Inc., Provident Financial Services, Inc., Standard Bancshares, Inc., Sterling Bancshares, Inc., Susquehanna Bancshares, Inc., Univest Corporation of Pennsylvania, and Valley National Bancorp.   Similar analysis is also undertaken for the other NEOs using these peer group companies.

Relationship of Executive Compensation to Performance.  The Compensation Committee believes that in order for the Company to be successful in its efforts to increase and maintain long term shareholder value and increase the Company’s operating efficiencies, it is important to focus compensation programs for Executive Management, and particularly the Named Executive Officers, to be dependent upon the principles of pay-for-performance.  The compensation program implemented for Thomas X. Geisel, the Company’s President and CEO, effective July 16, 2009, had a base salary of $500,000 per year.  The Compensation Committee approved a $50,000 base pay increase for Mr. Geisel effective January 7, 2011 (the first increase in his pay since his hiring in January of 2008) and a $7,625 base pay increase for Rob Crowl effective March 1, 2011.   Mr. Geisel’s compensation program  is strongly focused on providing increased incentives, including cash, stock and stock option awards, based upon attainment of financial performance measures  (specifically, achievement of profitability targets and maintaining asset quality).  Similar incentives were implemented for the other Named Executive Officers and other members of the Executive Management team.  The Company has never been required to restate performance measures upon which performance-based compensation is determined.  The Company does not have a policy regarding recovery of performance-based compensation awards in the event of such financial restatements or recalculations of goals; provided, however, as previously noted under “Management Agreements,” the employment agreement between the Company and Mr. Geisel does include a provision for the forfeiture of previously awarded bonus and incentive compensation (upon demand by the Compensation Committee) in the event that such payments were based on either (i) materially inaccurate financial statement or any other materially inaccurate performance metric criteria or (ii) financial statements or performance metrics that are subsequently restated or revised.

During 2010, the Compensation Committee has reviewed the Company’s incentive compensation programs with the Company’s senior risk officers and has made reasonable efforts to ensure that the Company’s incentive compensation programs do not encourage the Named Executive Officers to take unnecessary and excessive risks that threaten the value of the financial institution.

Tax and Accounting Considerations.  The Company takes into account the tax and accounting implications in the design of its compensation programs.  For example, in the selection of long-term incentive instruments, the Compensation Committee reviews the projected expense amounts and expense timing associated with alternative types of awards.  Under current accounting rules (i.e., Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC”) 718), the Company must expense the grant-date fair value of share-based grants such as stock option awards, restricted stock, performance shares, and stock appreciation rights settled in stock.  The grant-date value is amortized and expensed over the service period or vesting period of the grant.  In selecting appropriate incentive devices, the Compensation Committee reviews appropriate expense analyses and considers the related tax and accounting issues.

Section 162(m) of the Internal Revenue Code places an annual limit on the tax deduction for certain compensation paid in excess of $1 million to the Chief Executive Officer and the three most highly compensated executive officers of a corporation.  All of the compensation the Company paid in 2010 to the Named Executive Officers is expected to be deductible under Section 162(m) of the Internal Revenue Code.  Whether all elements of compensation paid by the Company in future years will be fully deductible is dependent upon many factors as required by Section 162(m) of the Internal Revenue Code and applicable regulations.  Such factors include the aggregate level of taxable income received by an executive in each year, the structure of various compensation plans, the manner in which incentive compensation goals are established and a determination of satisfaction of those goals, and the relationship between the Company and the directors serving on the committee determining the performance goals related to incentive compensation and the satisfaction of such performance goals.  The Committee retains the flexibility to pay both compensation that will be fully deductible and compensation that may not be deductible in structuring the Company’s compensation programs in its actions to promote the best interests of the Company and its shareholders.

     Upon a change in control of the Company, some portion of the severance payments may exceed the deductible limitations under Section 280G of the Internal Revenue Code.  Although the Compensation Committee does not anticipate that any such non-deductible payments, if applicable, will constitute a material portion of the total shareholder consideration that might be paid in connection with such a change in control transaction, it believes that it is necessary for the Company to have flexibility in designing its compensation programs to meet necessary business objectives and pay strategies.  In 2010, the Company eliminated the tax gross-up arrangements associated with any change in control severance payments with Mr. Geisel, Mr. Dansbury and Mr. Sidney Brown.  Mr. Geisel received a one-time cash payment of $250,000 in exchange for cancellation of the tax gross-up provision in his employment agreement.  Mr. Dansbury received a one-time cash payment of $103,000 in exchange for cancellation of the tax gross-up provision in his change in control severance agreement.  Mr. Sidney Brown was awarded incentive stock options to acquire 19,120 shares of Company Common Stock at a price of $5.23 per share and options to acquire 27,917 shares of Company Common Stock at a price of $4.75 per share in exchange for cancellation of the tax gross-up provision in his change in control severance agreement.

Compensation Committee Report

In performing its oversight role, the Compensation Committee considered and discussed the foregoing Compensation Discussion and Analysis (CD&A) with executive management and gave its recommendation to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K.

Compensation Committee:  Eli Kramer, Committee Chairman, Alfonse M. Mattia, and Anthony R. Coscia.

Compensation Risk Assessment

Senior management has conducted a Compensation Risk Assessment which was presented to and reviewed by the Compensation Committee.  This Compensation Risk Assessment concluded that the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks

Company directors who served as members of the Compensation Committee of the Company’s Board of Directors during the year ended December 31, 2010 were Eli Kramer (Chair), Douglas J. Heun, Alfonse M. Mattia, George A. Pruitt, and Edward H.

Salmon. Wilbur L. Ross, Jr. is a non-voting observer.  Jeffrey S. Brown and Sidney R. Brown attend Compensation Committee meetings but are not committee members.

None of the individuals who served on the committee during 2010 was an executive officer of another company whose board of directors has a comparable committee on which one of the Company’s executive officers serves.  In addition, during 2010, no executive officer of the Company was a member of a comparable compensation committee of a company of which any of the directors of the Company is an executive officer.

Executive Compensation

Summary.  The following table sets forth the cash and non-cash compensation awarded to or earned during the last three fiscal years by our principal executive officer, principal financial officer and the three other most highly compensated executive officers whose total compensation during the fiscal year ended December 31, 2010 exceeded $100,000 for services rendered in all capacities to the Company and the Bank.

	Year	Salary	Bonus(1)	Stock Awards (2)	Options (3)		Change in Pension Value (4)	All Other Compensation (5)	Total

Bernard A. Brown	2010	$356,400	$-	$140,250	$347,718		$1,099,036	$-	$1,943,404
Chairman	2009	356,400	-	-	-		-	-	$356,400
	2008	370,108	-	-	-		-	-	370,108

Sidney R. Brown	2010	$178,200	$-	$140,250	$462,594	(6)	-	$-	$781,044
Vice Chairman,	2009	178,200	-	-	-		-	-	178,200
Treasurer and Secretary	2008	185,054	-	6,771	505,256		-	-	697,081

Thomas X. Geisel	2010	$500,000	$300,000	$279,550	$528,146		-	$47,970	$1,655,666
President and CEO	2009	500,000	225,000	-	-		-	255,169	980,169
	2008	490,384	250,000	499,989	796,056		-	151,741	2,188,170

Robert B. Crowl(7)	2010	$253,199	$80,000	$35,100	$21,273		-	$129,785	$519,357
Executive Vice President and Chief Financial Officer

A. Bruce Dansbury	2010	$310,000	$113,000	$-	$-		-	$13,165	$436,165
Executive Vice	2009	310,000	13,750	97,289	70,267		-	19,458	510,764
President and Chief	2008	320,000	-	60,003	-		-	17,775	397,778
Operating Officer
_________________
(1)
In consideration for the elimination of the Section 280G tax gross-up provision related to their respective change in control severance agreements, Mr. Geisel and Mr. Dansbury received cash payments in 2010 in the amounts of $250,000 and $103,000, respectively.  Discretionary cash bonuses earned by senior management in 2010 and paid in 2011: Mr. Geisel - $50,000; Mr. Crowl - $40,000; Mr. Dansbury - $10,000.   As part of his offer agreement, Mr. Crowl received a $40,000 signing bonus. Discretionary cash bonuses for 2009 earned by senior management in 2009 and paid in 2009: Mr. Dansbury - $13,750.  Discretionary cash bonuses for 2009 earned by senior management in 2009 and paid in 2010: Mr. Geisel – $25,000.  No cash bonuses for 2008 were awarded to senior management. As part of his 2009 and 2008 employment agreement, Mr. Geisel was awarded signing bonuses of $200,000 and $250,000, respectively.

(2)
The amount represents the aggregate fair value of the restricted stock units on the date of grant calculated in accordance with FASB ASC 718, Compensation – Stock Compensation (“FASB ASC 718”).  See Note 2 to the Company’s 2010 Audited Consolidated Financial Statements included in the Annual Report filed as Exhibit 13 hereto for a discussion of the FASB ASC 718 valuations assumptions.  Effective February 28, 2010, the SEC changed its disclosure requirements with respect to stock and option grants.  Previously, only the financial statement expense was required to be disclosed.  Prior periods have been restated to reflect the change in disclosure requirements.

(3)
The amount shown represents the aggregate fair value of the options on the date of grant, calculated in accordance with FASB ASC 718. See Note 2 to the Company’s 2010 Audited Consolidated Financial Statements included in the Annual Report filed as Exhibit 13 hereto for a discussion of the FASB ASC 718 valuations assumptions.

(4)	Includes increase in the present value of the accumulated benefits under the Salary Continuation Plan for the benefit of Mr. Brown.
(5)
The components of all other compensation in 2010 for Mr. Geisel are an automobile allowance and related expenses of $30,852, country club membership, including deposits, of $10,668, and employer contributions under 401(k) plan of $6,450.  The components of all other compensation in 2010 for Mr. Crowl are relocation related expenses of $126,724 and personal use auto expenses of $3,061.  The components of all other compensation in 2010 for Mr. Dansbury are country club membership of $3,504, personal use auto expenses of $1,292 and employer contributions under the 401(k) plan of $8,369.

(6)
Includes awards in consideration for the elimination of the Section 280G tax gross-up provisions related to his change in control severance agreement. Mr. Brown was awarded 19,120 incentive stock options at an exercise price of $5.23 per share and 27,917 non-qualified options at an exercise price of $4.75 per share.

(7)	Mr. Crowl was hired as Executive Vice President and Chief Financial Officer effective March 4, 2010. His annual base salary of $305,000 is pro-rated based on his hire date.

Stock Option Plans.  The Company’s stock option plans include the 1995 Stock Option Plan, the 1997 Stock Option Plan, the 2002 Stock Option Plan, the 2004 Stock-Based Incentive Plan, the 2010 Stock-Based Incentive Plan and the 2010 Performance Equity Plan.  Each of these plans has been approved by the Company’s shareholders.

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

The following table sets forth information concerning the stock options and stock awards granted to the named officers during 2010.

Name	Grant Date	Number of Shares of Restricted Stock	Number of Securities Underlying Options	Exercise Price	Grant Date Fair Value(1)

Bernard A. Brown	09/24/2010	27,500 (2)	113,600 (2)	$5.10	$487,968
Sidney R. Brown	05/20/2010	-	27,917 (3)	$4.75	$ 79,949
	05/20/2010	-	19,120 (3)	$5.23	$ 34,927
	09/24/2010	27,500 (2)	113,600 (2)	$5.10	$487,968
Thomas X. Geisel	01/21/2010	35,000 (4)	75,000 (4)	$3.98	$319,728
	09/24/2010	27,500 (2)	113,600 (2)	$5.10	$487,968
Robert B. Crowl	03/04/2010	10,000 (5)	10,000 (6)	$3.51	$ 56,373
A. Bruce Dansbury	-	-	-	-	-

______________
(1)	The grant date fair value is calculated in accordance with FASB ASC 718. See Note 2 to the Company’s 2010 Audited Financial Statements for additional discussion on valuation methodology.
(2)	These restricted stock units and stock options vested 25% immediately and the remaining 75% to vest evenly over three years.
(3)	These stock options vested immediately.
(4)	These restricted stock units vest on the two-year anniversary of the date of grant.
(5)	These restricted stock units vest on the four-year anniversary of the date of grant.
(6)	These stock options vest evenly over four years beginning two years after the date of grant.

The following table sets forth information concerning the stock options and restricted stock units held by the named officers at December 31, 2010:

						Number of
	Number of Securities					Unvested		Market Value
	Underlying Options			Option	Option	Restricted		Unvested Stock
Name	Exercisable	Unexercisable		Exercise Price	Expiration Date	Stock Units		Awards ($)(7)

Bernard A. Brown	258,553	-		$8.09	02/02/2012	-		$-
	23,652	5,912	(1)	15.33	05/08/2016	-		-
	28,400	85,200	(2)	5.10	09/24/2020	20,625	(2)	95,700
Sidney R. Brown	36,935	-		8.09	02/02/2012	-		-
	162,517	-		8.09	01/23/2012	-		-
	11,825	2,956		15.33	05/08/2016	-		-
	38,940	58,410	(1)	10.76	01/22/2018	-		-
	27,917	-		4.75	05/20/2020	-		-
	19,120	-		5.23	05/20/2015	-		-
	11,825	2,956		15.33	05/08/2016
	28,400	85,200	(2)	5.10	09/24/2020	20,625	(2)	95,700
Thomas X. Geisel	50,989	152,971	(3)	11.90	01/07/2018	31,534	(3)	146,318
	-	75,000	(4)	3.98	01/21/2020	35,000	(4)	162,400
	28,400	85,200	(2)	5.10	09/24/2020	20,625	(2)	95,700
Robert B. Crowl	-	10,000	(3)	3.51	03/04/2020	10,000	(6)	46,400
A. Bruce Dansbury	7,755	-		5.32	04/02/2011	-		-
	88,642	-		8.09	01/23/2012	-		-
	22,048	-		14.70	07/19/2017	-		-
	-	-		-	-	11,025	(5)	51,156
	-	-		-	-	4,728	(6)	21,938
	-	-		-	-	8,686	(6)	40,303
	-	33,000	(4)	3.54	12/17/2019	17,200	(4)	79,808
____________
(1)	These stock options vest one-fifth per year starting on the one-year anniversary of the date of grant.
(2)	These stock options and restricted stock units vested 25% immediately with the remaining 75% to vest evenly over three years.
(3)	These restricted stock units and stock options vest 25% on the second-year anniversary of the date of grant and 25% annually thereafter.
(4)	These restricted stock units and stock options vest on the second-year anniversary of the date of grant.
(5)	These restricted stock units vest one-half on the eighteen-month anniversary of the date of the award and the remaining amount vesting on the four-year anniversary of the date of the award.
(6)	These restricted stock units vest on the fourth-year anniversary of the date of grant.
(7)	Represents the closing market value of the Company’s common stock on December 31, 2010 of $4.64.

    The following table shows stock option exercises by the named officers and stock vesting during 2010.

	Stock Options		Stock Award Units
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number Vested	Value Realized on Vesting (2)

Bernard A. Brown	-	-	6,875	$35,063
Sidney R. Brown	-	-	6,875	$35,063
Thomas X. Geisel	-	-	17,387	$73,116
Robert B. Crowl	-	-	-	-
A. Bruce Dansbury	-	-	-	-
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

The agreement with Bruce Dansbury also provides for a severance payment representing fifteen months of continued salary and bonus payments in the event of a termination of employment (absent termination for cause) initiated by the Company or the Bank independent of a change in control transaction and provided that the executive complies with the non-competition requirements of such agreement.  In addition, the Executive and his dependents shall be eligible to continue coverage under the Company’s or the Bank’s medical and dental insurance reimbursement plans similar to that in effect on the date of termination of employment for a period of eighteen months following the date of termination of employment at the Company’s expense.

The Company has entered into a Change-in-Control Severance Agreement with Robert Crowl which provides that he will be entitled to a severance payment equal to 2.999 times his average annual taxable compensation for the prior five years in the event of his involuntary termination of employment within 18 months following a change-in-control transaction.  The agreement with Mr. Crowl also provides for an escalating severance payment based on length of service in the event of termination of employment (absent termination for cause) initiated by the Company or the Bank independent of a change in control.  His severance payment is based on average base salary and bonus for the prior three years and begins at 8/12 of the average base salary and bonus, increasing to 10/12 during 2010 and increasing up to 100% of average base and bonus after two years of service as of March 4, 2012.

Geisel Employment Agreement.  As referenced under the “Compensation Discussion and Analysis” Section, on July 16, 2009, the Company entered into an employment agreement (the “Geisel Employment Agreement”) with Mr. Thomas X. Geisel, President and Chief Executive Officer. The Geisel Employment Agreement replaced the Management Change in Control Severance Agreement dated December 18, 2008 and a Letter of Employment between the Company and Mr. Geisel dated December 5, 2007.  The term of the Geisel Employment Agreement will continue for 36 months, unless it is terminated earlier in accordance with its provisions.  Additionally, on December 31, 2009 and each December 31 thereafter, the term of the Geisel Employment Agreement will automatically extend for a new period of 36 months, unless the Board of Directors gives written notice by October 1st of any such year that the Board has determined that the term shall not be renewed.  The Geisel Employment Agreement provides for an initial base salary of $500,000 per year.  Mr. Geisel also is eligible to participate in any of the Company’s bonus, benefit, retirement and welfare plans and programs for which he is or will be eligible.  Mr. Geisel is also eligible to receive grants of options to purchase shares of the Company’s common stock and shares of restricted stock with the number of options and restricted stock to be determined based upon achievement of certain financial targets to be agreed upon annually.

In the event Mr. Geisel’s employment is terminated by the Company for reasons other than in conjunction with or 24 months following a “Change in Control”, for “Just Cause”, death or “Disability” (as those terms are defined in the Geisel Employment Agreement), Mr. Geisel will be entitled to receive a severance payment (without regard to the number of months remaining on the term of the Geisel Employment Agreement) equal to the sum of the following (multiplied by 24):

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

Mr. Geisel will be entitled to receive the above-described severance payment if he voluntarily terminates employment upon the occurrence of or 90 days following certain events generally constituting a change in circumstances of his employment provided that the Company shall be entitled to remedy such circumstances during a 30-day period following receipt of notice from Mr. Geisel that he intends on resigning.  He will also not be entitled to any compensation or other benefits under the Geisel Employment Agreement, other than unpaid salary, if his employment is terminated for “Just Cause” or if he voluntarily terminates for other than an event constituting a change in circumstances.

If Mr. Geisel is terminated without “Just Cause” or resigns for good reason within 24 months following a Change in Control of the Company, he will be entitled to receive a lump sum payment equal to 2.999 times his average annual aggregate taxable compensation paid by the Company for the most recently completed five calendar years ending on, or before, the date of such Change in Control.

The Geisel Employment Agreement provides that any payment to Mr. Geisel in connection with a Change in Control will not be limited to the amounts that are deductible by the Company.  As such, such payments may result in him receiving a payment that is subject to a 20% excise tax.  Provisions related to a tax gross-up of any excise tax obligations of Mr. Geisel were removed from the agreement in 2010.

As noted above, the named officers are parties to various agreements that provide for payments in connection with any termination of their employment.  The following table shows the payments that would be made to the named officers at, following or in connection with any termination of their employment in the specified circumstances as of the last business day of the last fiscal year ended December 31, 2010.

	Death	Disability	Retirement	Termination following Change in Control	Termination Without Cause (1)	Termination With Cause
Bernard A. Brown
Chairman
Management Severance Agreement	$-	$-	$-	$4,958,817	$-	$-
Restricted Stock (5)	7,972	7,972	-	95,700	-	-
Options(2)	-	-	-	-	-	-
Salary Continuation Plan(3)	-	-	1,099,036	-	-	-

Sidney R. Brown
Vice Chairman, Treasurer and Secretary
Management Severance Agreement	$-	$-	$-	$1,154,939	$-	$-
Restricted Stock (5)	7,972	7,972	-	95,700	-	-
Options(2)	-	-	-	-	-	-

Thomas X. Geisel
President and Chief Executive Officer
Employment Agreement(4)	$-	$1,840,000	$-	$2,590,161	$1,516,666	$-
Benefits Continuation(4),(7)	-	62,839	-	-	-	-
Restricted stock (5)	127,108	127,108	-	404,418	-	-
Options(6)	49,500	49,500	-	49,500	-	-

Robert B. Crowl
Executive Vice President and Chief Financial Officer
Management Severance Agreement	$-	$-	$-	$1,198,317	$265,277	$-
Benefits Continuation(7)	-	-	-	-	31,437	-
Executive LTD (8)	-	305,000	-	-	-	-
Restricted stock (5)	8,700	8,700	-	46,400	-	-
Options(6)	1,059	1,059	-	11,300	-	-

A. Bruce Dansbury
Executive Vice President and Chief Operating Officer
Management Severance Agreement	$-	$-	$-	$1,033,500	$440,313	$-
Benefits Continuation(7)	-	-	-	-	31,640	-
Executive LTD (8)	-	310,000	-	-	-	-
Restricted Stock(5)	107,514	107,514	-	193,205	-	-
Options(6)	18,150	18,150	-	36,300	-	-
___________
(1)	Termination without cause includes involuntary termination by the Company or termination by the Executive for “good reason.”
(2)
Represents accelerated vesting of stock option awards.   As of December 31, 2010, the market price of the common stock was $4.64 which is below the option exercise price, so the Options have no payout value as of December 31, 2010.

(3)
Pursuant to a Salary Continuation Plan approved by the Company in 2010, Mr. Brown is eligible upon retirement to continue to receive payment of his salary for a period of 36 months as Chairman Emeritus.

(4)	Employment Agreement effective July 16, 2009.
(5)	Represents accelerated vesting of a pro rata amount of stock awards. As of December 31, 2010, the market price of the common stock was $4.64.
(6)
Represents accelerated vesting of stock option awards.  The amount is the difference between the exercise price of $3.98 for Mr. Geisel, $3.51 for Mr. Crowl and $3.54 for Mr. Dansbury and the market price of the common stock as of December 31, 2010 of $4.64.

(7)
Benefits continuation includes medical, dental and life insurance for Mr. Geisel for 36 months and is estimated based upon information available as of December 31, 2010.  Benefit continuation for Mr. Crowl and Mr. Dansbury includes continuation of medical and dental insurances for 18 months.

(8)	Executive LTD consists of one year of salary continuation upon disability.

Pension Benefits. The following table provides information with respect to each defined benefit pension plan in which a Named Executive Officer may receive payments or other benefits at, following, or in connection with retirement.

Name	Plan Name	Number Of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year

Bernard Brown	Salary Continuation Plan	26 years	$1,099,036	-$0
____________
(1)	Projected payout amount based upon salary as of December 31, 2010 of $356,400.

The Bank has entered into a salary continuation plan as identified above. The purpose of the salary continuation plan is to provide Mr. Bernard Brown with retirement benefits in the form of salary continuation for thirty-six months following his retirement.

Director Compensation

Meeting Fees.  For the year ended December 31, 2010, each member of the Board of Directors (excluding the Chairman, Vice Chairman and President – who are compensated as executive officers of the Company) received a fee of $1,500 for each regularly scheduled board meeting and $1,000 for each regularly scheduled committee meeting attended.  In addition, directors receive meeting fees for special conference call meetings of the board and committees at the discretion of the Chairman, Vice Chairman, President or Committee Chair, generally $1,000.  With the exception of one director, meeting fees are paid in the form of shares of the Company’s common stock. Due to limitations on the percentage ownership of the Company he may own, Director Ross’ meeting fees are paid in cash rather than stock with the exception of one meeting fee which was paid in cash and stock.

Other Compensation.  As part of their director compensation for 2010, each director (excluding the Chairman, Vice Chairman and President) received shares of the Company’s common stock worth $6,000; with the exception of Director Ross who received cash. Directors who did not serve as such for the entire year received a prorated portion.

Retainers.  For 2010, the Audit Committee chairman received an annual retainer of $23,000, other committee chairmen received an annual retainer of $20,500 and each other director, except the Chairman, Vice Chairman and employee directors of the Company, received an annual retainer of $18,000.  Directors may elect payment in cash or shares of Company common stock.  Directors who did not serve as such for the entire year received a prorated portion.

Directors Deferred Fee Plan. The director may elect to defer receipt of shares earned as director compensation pursuant to the terms of the Company’s Directors Deferred Fee Plan which was adopted by the Board in April 2009.

Stock Option and Restricted Stock Awards.  In September 2010, those directors who were continuing as such after the 2010 Annual Meeting of Shareholders received grants of stock options and restricted stock.  In addition, upon appointment to the Board, Director Ross received a cash payment in lieu of stock options and restricted stock awards.

Director Retirement Payment.  Pursuant to a 2010 one-time retirement program approved by the Board in September 2010, the five directors who retired and did not stand for re-election at the 2010 Annual Meeting of Shareholders were awarded a payment in an amount equal to $50,000 in recognition of such person’s first 10 years of service to the Company and the Bank, plus $2,000 for each additional year of service thereafter.  In addition, the terms of any of their exercisable stock options were modified to provide that the options would remain exercisable for the remaining term without regard to any prior termination of service provisions.

Set forth below is a table providing information concerning the compensation of the directors of the Company for 2010.

Name	Fees Earned or Paid in Cash(2)	Stock Awards(3)(4)(5)(6)	Option Awards(3)(7)	All Other Compensation(11)	Total

Bernard A. Brown(1)	$-	$-	$-	$-	$-
Ike Brown(8)	7	31,871	-	55,000	86,878
Wilbur L. Ross, Jr.	61,108	1,001	-	-	62,109
Jeffrey S. Brown	-	57,750	47,430	-	105,180
Sidney R. Brown(1)	-	-	-	-	-
John A. Fallone(9)	17,083	38,000	-	50,000	105,083
Peter Galetto, Jr.	-	135,875	149,940	-	285,815
Thomas X. Geisel(1)	-	-	-	-	-
Douglas J. Heun	4	95,621	55,080	-	150,705
Anne E. Koons	-	56,250	47,430	-	103,680
Eli Kramer	3	133,498	173,998	-	307,499
Alfonse M. Mattia	10,917	76,125	55,080	-	142,122
George A. Pruitt(9)	12,500	33,000	-	50,000	95,500
Anthony Russo, III(9)	15,000	27,000	-	80,000	122,000
Edward H. Salmon(9)	7	51,494	-	56,000	107,501
Anthony R. Coscia(10)		5,500	-	-	5,500
William J. Marino(10)		4,000	-	-	4,000
_____________
(1)
These individuals served as executive officers of the Company during 2010 and were compensated as executive officers.  They did not receive compensation in their capacity as directors during 2010.  Their compensation is discussed above under Executive Compensation.

(2)	Includes cash payment which resulted from payout of fractional shares earned during 2010 after those whole shares were deferred under the Directors Deferred Fee Plan.
(3)	Represents the grant date fair value of the stock awards or option awards calculated in accordance with FASB ASC 718. See Note 15 of the Company’s 2010 Consolidated Financial Statements.
(4)
Stock compensation includes aggregate shares received, including those deferred under the Plan, with a fair value of $5.13 and $4.24, respectively, for each director:  Ike Brown – 1,852 and 1,651; Jeffrey S. Brown – 487 and 825; John A. Fallone – 487 and 590; Peter Galetto Jr. – 487 and 825; Douglas J. Heun – 5,271 and 11,664; Anne E. Koons – 487 and 825; Eli Kramer – 6,051 and 12,136; and Alfonse M. Mattia – 487 and 825; George A. Pruitt – 487 and 590;  Anthony Russo, III – 487 and 590; Edward H. Salmon – 4,873 and 6,249; and Anthony R. Coscia – 0 and 236. Stock compensation for Wilbur L. Ross, Jr. included 239 shares received with a fair value of $4.19.  Includes stock awards as of September 24, 2010 with a fair value of $5.10 to Peter Galetto, Jr. – 11,250 shares; Eli Kramer – 10,000 shares; Douglas J. Heun – 3,750 shares; Alfonse M. Mattia – 3,750 shares; Anne E. Koons – 2,500 shares; and Jeffrey S. Brown – 2,500 shares.

(5)
Compensation paid to a director may be deferred under the Directors Deferred Fee Plan until the director retires or otherwise terminates service.  Such compensation deferred will be paid out in the future in the form of Company common stock. Included in the aggregate stock compensation is shares deferred under the Plan, with a fair value of $5.13 and $4.24, respectively, for each director: Douglas Heun – 5,271 and 11,664; Ike Brown – 1,364 and 1,179; Edward H. Salmon – 4,873 and 6,249; and Eli Kramer – 6,051 and 12,136.

(6)	As of December 31, 2010, the number of shares deferred under the Plan for each director: Douglas Heun – 27,201; and Eli Kramer – 28,703.
(7)
Represents stock options awarded as of September 24, 2010 at an exercise price of $5.10:  Peter Galetto, Jr. – 49,000 options; Eli Kramer – 46,500 options; Douglas J. Heun – 18,000 options; Alfonse M. Mattia – 18,000 options; Anne E. Koons – 15,500 options; and Jeffrey S. Brown – 15,500 options.  As of December 31, 2010, each director had the following options outstanding: Bernard A. Brown – 401,717; Jeffrey S. Brown – 19,929; Sidney R. Brown – 472,220; Peter Galetto Jr. – 78,548; Douglas J. Heun – 22,429; Anne E. Koons – 15,500; Eli Kramer – 75,804; and Alfonse M. Mattia – 22,429.  Also includes 13,157 stock options awarded as of January 21, 2010 to Eli Kramer at an exercise price of $3.98.

(8)	Mr. Brown resigned from the Board of Directors effective September 22, 2010.
(9)	The term of office of Messrs. Fallone, Russo, Salmon and Pruitt expired at the Annual Meeting of Shareholders held on November 1, 2010.
(10)	Messrs. Coscia and Marino were appointed to the Board of Directors effective November 1, 2010.
(11)	Represents payments upon retirement as a director in 2010 related to restructuring of the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)          Security Ownership of Certain Beneficial Owners

Persons and groups owning in excess of 5% of the outstanding shares of the Company’s common stock are required to file reports regarding such ownership with the Securities and Exchange Commission. Other than as set forth in the following table, management knows of no person or group that owns more than 5% of the outstanding shares of the Company’s common stock as of December 31, 2010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Shares of Common Stock Outstanding

Bernard A. Brown
71 West Park Avenue
Vineland, New Jersey 08360	6,852,913	(1)	13.5%

WL Ross & Co. LLC
1166 Avenue of the Americas
New York, New York 10036	12,474,501	(2)	24.8%

Maycomb Holdings II, LLC
Maycomb Holdings III, LLC
Maycomb Holdings IV, LLC
c/o Siguler Guff & Company, LP
825 Third Avenue
New York, New York 10022	4,956,000	(3)	9.8%

Sidney R. Brown
226 Landis Avenue
Vineland, New Jersey 08360	3,598,270	(4)(6)	7.1%

Jeffrey S. Brown
226 Landis Avenue
Vineland, New Jersey 08360	2,549,548	(5)(7)	5.1%

________________
(1)
Includes shares held directly as well as by spouse, in trust and other indirect ownership, over which shares Mr. Brown exercises sole or shared voting and/or investment power.  Includes 316,516 shares that can be acquired pursuant to options that are currently exercisable or that will become exercisable within 60 days of December 31, 2010.

(2)	Number of shares is based on an amended Schedule 13D filed with the SEC on November 8, 2010.
(3)	Number of shares is based on a Schedule 13G filed with the SEC on November 12, 2010.
(4)
Includes shares held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individual exercises sole or shared voting and/or investment power, unless otherwise indicated.  Includes 348,079 shares that can be acquired pursuant to options that are currently exercisable or that will become exercisable within 60 days of December 31, 2010.

(5)
Includes shares held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individual exercises sole or shared voting and/or investment power, unless otherwise indicated.  Includes 8,304 shares that can be acquired pursuant to options that are currently exercisable or that will become exercisable within 60 days of December 31, 2010.

(6)
Excludes 3,431,893 shares held by various companies and partnerships for which the individual disclaims beneficial ownership of shares held in excess of his proportionate  ownership interests in such companies and partnerships.

(7)
Excludes 3,433,148 shares held by various companies and partnerships for which the individual disclaims beneficial ownership of shares held in excess of his proportionate ownership interests in such companies and partnerships.

((b)          Security Ownership of Management

The following table sets forth information with respect to security ownership of directors and the executive officers of the Company, including the number of and percentage of shares of the Company’s common stock beneficially owned by each as of December 31, 2010.

Name	Shares of Common Stock Beneficially Owned (1),(2)		Percent of Shares of Common Stock Outstanding
DIRECTORS

Bernard A. Brown	6,852,913		13.5%
Wilbur L. Ross, Jr.	12,474,501		24.8%
Jeffrey S. Brown	2,549,548	(3)	5.1%
Sidney R. Brown	3,598,270	(4)	7.1%
Peter Galetto, Jr.	528,521		1.1%
Thomas X. Geisel	231,940	(5)	*
Anne E. Koons	645,389		1.3%
Eli Kramer	198,647		*
Alfonse M. Mattia	78,576		*
Anthony R. Coscia	1,297		*
William J. Marino	943		*

EXECUTIVE OFFICERS OF THE COMPANY

Robert B. Crowl	55,904	(5)	*
A. Bruce Dansbury	146,886		*

Total of all directors and executive officers of the Company as a group (13 persons)	26,975,057	(3)(4)	52.5%
__________
*             Less than 1.0%
(1)
Includes shares held directly by the individual as well as by such individual’s spouse, or minor children, in trust and other forms of indirect ownership over which shares the individual exercises sole or shared voting and/or investment power, unless otherwise indicated.

(2)
Includes shares that can be acquired pursuant to options that are currently exercisable or that will become exercisable within 60 days of December 31, 2010.  The number of options included for each individual is as follows: Sidney R. Brown – 348,079; Thomas X. Geisel –130,378; Eli Kramer – 22,697; A. Bruce Dansbury – 118,445; Bernard A. Brown – 316,516; Jeffery S. Brown – 8,304; Anne E. Koons – 3,875; Peter Galetto, Jr. – 41,798; and Alfonse M. Mattia – 8,929.

(3)
Excludes 3,433,148 shares held by various companies and partnerships for which the individual disclaims beneficial ownership of shares held in excess of his proportionate ownership interests in such companies and partnerships.

(4)
Excludes 3,431,893 shares held by various companies and partnerships for which the individual disclaims beneficial ownership of shares held in excess of his proportionate ownership interests in such companies and partnerships.

(5)	Includes 55,904 shares for which the individual serves as Trustee under the Directors’ Deferred Fee Plan.

(c)          Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)          Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	Weighted-average exercise price of outstanding options, warrants and rights (4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1)	3,093,524	$ 8.29	8,012,828
Equity compensation plans not approved by shareholders (2)	n/a	n/a	n/a
Total	3,093,524	$ 8.29	8,012,828
 ___________
(1)
Plans approved by shareholders include the 1997 Stock Option Plan, the 2002 Stock Option Plan, the 2004 Stock Based-Incentive Plan, as amended and restated, the Director Stock Purchase Plan, as amended and restated, Employee Stock Purchase Plan, the 2010 Stock-Based Incentive Plan and the 2010 Performance Equity Plan.  The amount of securities includes options for 35,884 shares of our common stock as a result of our assuming obligations under stock option plans of Advantage Bank in connection with an acquisition in 2006 and Community Bancorp of New Jersey in connection with an acquisition in 2004.  While we assumed the obligations existing under these plans as of the time of merger, we have not and will not in the future, use them to make further grants.

(2)	Not applicable.
(3)
Amount includes 309,481 restricted stock units that have been granted, but not yet vested, and are therefore not included in shares outstanding.  In addition, amount includes 55,904 shares issued and held in the Directors’ Deferred Compensation Plan which, although included these shares are included in outstandings, will be issued without restriction upon retirement of the director.

(4)
Amount does not reflect the market value of 309,481 unvested restricted stock units and 55,904 shares issued and held in the Director's Deferred Compensation Plan which are included in column (a) herein.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Bernard A. Brown, the Chairman of the Board of Directors, is an owner of Vineland Construction Company which leases office space to the Company and has been engaged by the Company to act as project manager for various matters. In addition, Arctic Realty Company LLC has been engaged by the Company to act as project manager and the Company entered into an agreement with Arctic Realty Company LLC as of December 31, 2008 to lease office space beginning in 2009.  The Company paid approximately $550,000 and $344,000 to Vineland Construction Co. and Arctic Realty Company LLC, respectively, during 2010.

Anne E. Koons, a director, is the sole owner of ABK Realty, which leases office space and land to the Company.  The Company paid approximately $368,000 to ABK Realty during 2010.

Bernard A. Brown, the Chairman of the Board of Directors, and directors Sidney R. Brown, Jeffrey S. Brown and Anne E. Koons and former director Ike Brown, are all parties to an Agreement, pursuant to which they and others affiliated with them purchased the Company’s common stock and Series B Preferred Stock in connection with the Private Placement on September 22, 2010.  Wilbur L. Ross, Jr., a director, is Chairman and Chief Executive Officer of WL Ross & Co. LLC, an affiliate of which is a party to an Agreement, pursuant to which it purchased the Company’s common stock and Series B Preferred Stock in connection with the Private Placement on September 22, 2010.

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

In its normal course of business, the Bank makes various types of loans to officers, directors and employees of the Bank and of the Company.  These loans are made on substantially the same terms and conditions (including interest rates and collateral requirements) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by the Bank with its other unaffiliated customers and do not involve more than the normal risk of collectability, nor present other unfavorable features.  All of these loans were current at December 31, 2010.

The Company’s independent directors, as determined by the standards of the NASDAQ Listing Rules, are: Peter Galetto, Jr., Eli Kramer, Alfonse M. Mattia, Wilbur L. Ross, Jr., Anthony R. Coscia and William J. Marino

Item 14.  Principal Accounting Fees and Services.

Audit Fees.  The following table summarizes the aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) to the Company for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Audit Fees	$626	$597
Audit-Related Fees	10	-
Tax Fees	98	68
All Other Fees	-	2
Total	$734	$667

Fees for audit services billed consisted of:

●           Audit of the Company’s annual financial statements;
●           Review of the Company’s quarterly financial statements; and
●           Comfort letters, consents and other services related to SEC matters.

Fees for audit-related services billed consisted of:

●           Due diligence associated with capital raise;
●           Financial accounting and reporting consultations; and

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

In considering the nature of the services provided by the Deloitte Entities, the Audit Committee determined that such services are compatible with the provision of independent audit services.  The Audit Committee discussed these services with Deloitte & Touche LLP and the Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC.

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

During 2010, no fees were approved under the de minimus provision.

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
Consolidated Statements of Financial Condition as of December 31, 2010 and 2009
Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
	(2)	There are no financial statements schedules that are required to be included in Part II, Item 8.

(b)	The following exhibits are filed as part of this report:
	3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)
	3.2	Certificate of Amendment to Restated Certificate of Incorporation (2)
	3.3	Amended and Restated Bylaws of Sun Bancorp, Inc. (3)
	10.1	1995 Stock Option Plan (4)

10.2	Amended and Restated 1997 Stock Option Plan (5)
10.3	2002 Stock Option Plan (6)
10.4	Amended and Restated 2004 Stock-Based Incentive Plan (7)
10.5	Directors Stock Purchase Plan, as amended and restated (8)
10.6	2010 Stock-Based Incentive Plan (9)
10.7	2010 Performance Equity Plan (10)
10.8	Form of Management Change in Control Severance Agreement, as amended and restated (A. Bruce Dansbury, Chief Operating Officer) (3)
10.9	Management Change in Control Severance Agreement, as amended and restated, for Chairman of the Board, Bernard A. Brown (3)
10.10	Management Change in Control Severance Agreement, as amended and restated, for Vice-Chairman of the Board, Sidney R. Brown (3)
10.11	Employment Agreement with President and Chief Executive Officer Thomas X. Geisel (11)
10.12	Employment Agreement with Executive Vice President and Chief Financial Officer Robert B. Crowl (12)
10.13	Salary Continuation Plan for Bernard Brown
10.14	Securities Purchases Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (14)
10.15
Securities Purchase Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, the Four Bs, Interactive Logistics, LLC, National Distribution Centers, L.R. and National Freight, Inc. (14)

10.16
Securities Purchase Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and Maycomb Holdings II, LLC, Maycomb Holdings, III, LLC, Siguler Guff Distressed Opportunities Fund IV, LP and Siguler Guff Distressed Opportunities Fund IV (T), LP (14)

10.17	Form of Securities Purchase Agreement with Other Investors (14)
10.18	Agreement by and between Sun National Bank and the Office of the Comptroller of the Currency (15)
11	Computation regarding earnings per share (13)
13	2010 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________
(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on February 6, 2009 (Registration Number 333-157131).
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2010 (File No. 0-20957).
(3)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 24, 2007 (File No. 0-20957).
(4)	Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form 10 filed on June 28, 1996 (File No. 0-20957).
(5)	Incorporated by reference Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).
(6)	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on April 16, 2002 (File No. 0-20957).
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration on S-8 filed on August 12, 2009 (File No. 333-161289).
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on August 12, 2009 (File No. 333-161288).
(9)	Incorporated by reference to Appendix F to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders filed with the SEC on September 28, 2010 (File No. 0-20957).

___________
(10)	Incorporated by reference to Appendix G to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders field with the SEC on September 28, 2010 (File No. 0-20957).
(11)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on July 22, 2009 (File No. 0-20957).
(12)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on March 1, 2010 (File No. 0-20957).
(13)	Incorporated by reference to Note 23 of the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 hereto.
(14)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Company’s Current Report on Form 8-K filed on July 13, 2010. (File No. 0-20957).
(15)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on April 21, 2010. (File No. 0-20957).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 14, 2011.

SUN BANCORP, INC.

By:	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 14, 2011.

/s/ Bernard A. Brown	/s/ Sidney R. Brown
Bernard A. Brown	Sidney R. Brown
Chairman	Vice Chairman, Secretary and Treasurer

/s/ Wilbur L. Ross, Jr.	/s/ Jeffrey S. Brown
Wilbur L. Ross, Jr.	Jeffrey S. Brown
Director	Director

/s/ Anne E. Koons	/s/ Peter Galetto, Jr.
Anne E. Koons	Peter Galetto, Jr.
Director	Director

/s/ Thomas X. Geisel	/s/ Alfonse M. Mattia
Thomas X. Geisel	Alfonse M. Mattia
President & Chief Executive Officer and	Director
Director (Principal Executive Officer)

/s/ Eli Kramer	/s/ Anthony R. Coscia
Eli Kramer	Anthony R. Coscia
Director	Director

/s/ William J. Marino	/s/ Robert B. Crowl
William J. Marino	Robert B. Crowl
Director	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neil Kalani
Neil Kalani
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)