Form 10-Q
period 2011-03-31
SUN BANCORP INC /NJ/
filed 2011-05-09
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or
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
Yes [  ] No [x]

Common Stock, $1.00 Par Value – 82,977,559 Shares Outstanding at May 6, 2011

SUN BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$68,480	$36,522
Interest-earning bank balances	198,024	150,704
Cash and cash equivalents	266,504	187,226
Investment securities available for sale (amortized cost of $456,557 and $483,255 at March 31, 2011 and December 31, 2010, respectively)	452,270	472,864
Investment securities held to maturity (estimated fair value of $2,515 and $3,155 at March 31, 2011 and December 31, 2010, respectively)	2,427	3,039
Loans receivable (net of allowance for loan losses of $58,498 and $81,713 at March 31, 2011 and December 31, 2010, respectively)	2,211,824	2,439,633
Loans held-for-sale	115,473	13,824
Restricted equity investments	15,849	17,590
Bank properties and equipment, net	53,582	53,428
Real estate owned	4,439	3,913
Accrued interest receivable	9,225	10,004
Goodwill	38,188	38,188
Intangible assets, net	9,710	10,631
Deferred taxes, net	1,751	4,245
Bank owned life insurance (BOLI)	75,202	74,656
Other assets	77,364	88,305
Total assets	$3,333,808	$3,417,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,847,467	$2,940,460
Securities sold under agreements to repurchase – customers	6,591	6,307
Advances from the Federal Home Loan Bank of New York (FHLBNY)	3,687	3,999
Securities sold under agreements to repurchase – FHLBNY	15,000	15,000
Obligations under capital lease	8,051	8,111
Junior subordinated debentures	92,786	92,786
Other liabilities	73,487	82,641
Total liabilities	3,047,069	3,149,304

Commitments and contingencies (see Note 10)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $1 par value, 100,000,000 shares authorized; 81,265,130 shares issued and 79,158,407 shares outstanding at March 31, 2011; 52,463,594 shares issued and 50,356,871 shares outstanding at December 31, 2010	81,265	52,464
Additional paid-in capital	491,488	438,335
Retained earnings	(257,082)	(190,015)
Accumulated other comprehensive loss	(2,536)	(6,146)
Deferred compensation plan trust	(234)	(234)
Treasury stock at cost, 2,106,723 shares at March 31, 2011 and December 31, 2010	(26,162)	(26,162)
Total shareholders’ equity	286,739	268,242
Total liabilities and shareholders’ equity	$3,333,808	$3,417,546
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
	For the Three Months Ended March 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$28,428	$32,386
Interest on taxable investment securities	2,619	3,189
Interest on non-taxable investment securities	759	1,005
Dividends on restricted equity investments	243	227
Total interest income	32,049	36,807
INTEREST EXPENSE
Interest on deposits	5,590	7,627
Interest on funds borrowed	355	549
Interest on junior subordinated debentures	978	1,008
Total interest expense	6,923	9,184
Net interest income	25,126	27,623
PROVISION FOR LOAN LOSSES	60,283	9,600
Net Interest (loss) income after provision for loan losses	(35,157)	18,023
NON-INTEREST (LOSS) INCOME
Service charges on deposit accounts	2,550	2,944
Other service charges	86	79
Gain on sale of loans	925	603
Net impairment losses on available for sale securities
Total impairment losses	$(250)	$-
Portion of loss recognized in other comprehensive income (before taxes)	-	-
Net impairment losses recognized in operations	(250)	-
Loss on sale of available for sale securities	(1,013)	-
Investment products income	888	603
BOLI income	546	538
Derivative credit valuation adjustment	(8,391)	(30)
Other	560	914
Total non-interest (loss) income	(4,099)	5,651
NON-INTEREST EXPENSE
Salaries and employee benefits	12,986	12,859
Occupancy expense	3,404	3,540
Equipment expense	1,682	1,736
Data processing expense	1,065	1,086
Amortization of intangible assets	921	921
Insurance expense	2,013	1,507
Professional fees	765	584
Advertising expense	565	580
Problem loan expense	3,107	823
Real estate owned (income) expense, net	(5)	216
Office supplies expense	345	365
Other	934	1,859
Total non-interest expense	27,782	26,076
LOSS BEFORE INCOME TAXES	(67,038)	(2,402)
INCOME TAX EXPENSE (BENEFIT)	29	(1,640)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(67,067)	$(762)

Basic loss per share	$(1.25)	$(0.03)
Diluted loss per share	$(1.25)	$(0.03)
Weighted average shares – basic	53,575,346	23,365,406
Weighted average shares – diluted	53,575,346	23,365,406
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Deferred Compensation	Treasury Stock	Total
BALANCE, JANUARY 1, 2010	$-	$25,436	$362,189	$(4,597)	$(149)	$(124)	$(26,162)	$356,593
Comprehensive loss:
Net loss	-	-	-	(762)	-	-	-	(762)
Unrealized losses on available for sale securities net of reclassification adjustment, net of tax	-	-	-	-	(228)	-	-	(228)
Comprehensive loss								(990)
Issuance of common stock	-	57	151	-	-	-	-	208
Stock-based compensation	-	10	308	-	-	-	-	318
BALANCE, MARCH 31, 2010	$-	$25,503	$362,648	$(5,359)	$(377)	$(124)	$(26,162)	$356,129

BALANCE, JANUARY 1, 2011	$-	$52,464	$438,335	$(190,015)	$(6,146)	$(234)	$(26,162)	$268,242
Comprehensive loss:
Net loss	-	-	-	(67,067)	-	-	-	(67,067)
Unrealized gain on available for sale securities, net of tax (See Note 1)	-	-	-	-	2,863	-	-	2,863
Reclassification adjustment for net loss included in net income, net of tax (See Note 1)	-	-	-	-	599	-	-	599
Portion of reclassification adjustment recognized in earnings, net of tax (See Note 1)	-	-	-	-	148	-	-	148
Comprehensive loss								(63,457)
Stock issuance costs	-	-	(549)	-	-	-	-	(549)
Issuance of common stock (See Note 13)	-	28,794	53,328	-	-	-	-	82,122
Stock-based compensation	-	7	374	-	-	-	-	381
BALANCE, MARCH 31, 2011	$-	$81,265	$491,488	$(257,082)	$(2,536)	$(234)	$(26,162)	$286,739
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(67,067)	$(762)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	60,283	9,600
Reserve for unfunded commitments	(919)	64
Depreciation, amortization and accretion	2,877	2,648
Write down of book value of bank properties and equipment and real estate owned	370	21
Other-than-temporary impairment on investment securities	250	-
Loss on sale of investment securities available-for-sale	1,013	-
(Gain) loss on sale of real estate owned	(88)	12
Gain on sale of mortgage loans	(925)	(603)
Derivative credit valuation adjustments	8,391	30
Increase in cash surrender value of BOLI	(546)	(538)
Deferred income taxes	-	(1,353)
Stock-based compensation	381	318
Shares contributed to employee benefit plans	184	172
Mortgage loans originated for sale	(23,933)	(31,330)
Proceeds from the sale of mortgage loans	33,681	33,668
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	779	739
Other assets	18,297	1,160
Other liabilities	(16,116)	7
Net cash provided by operating activities	16,912	13,853
INVESTING ACTIVITIES
Purchases of investment securities available for sale	(44,867)	(25,810)
Redemption of restricted equity securities	1,741	6
Proceeds from maturities, prepayments or calls of investment securities available for sale	61,280	39,079
Proceeds from maturities, prepayments or calls of investment securities held to maturity	612	1,422
Net decrease in loans	56,470	9,927
Purchases of bank properties and equipment	(1,848)	(1,321)
Proceeds from sale of real estate owned	121	7,962
Net cash provided by investing activities	73,509	31,265
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(92,993)	15,547
Net repayments of federal funds purchased	-	(64,000)
Net borrowings (repayments) of securities sold under agreements to repurchase - customer	284	(2,910)
Repayment of advances from FHLBNY	(312)	(299)
Repayment of obligations under capital leases	(60)	(41)
Proceeds from issuance of common stock	81,938	35
Net cash used in financing activities	(11,143)	(51,668)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79,278	(6,550)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	187,226	59,120
CASH AND CASH EQUIVALENTS, END OF PERIOD	$266,504	$52,570
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,574	$9,803
Income taxes paid	152	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Commitments to sell investment securities	$5,925	$-
Transfer of loans to held-for-sale	110,473	-
Transfer of loans to real estate owned	559	2,155
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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report on Form 10-K of Sun Bancorp, Inc. (the “Company”) for the year ended December 31, 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment on investment securities, income taxes and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Consolidation. The unaudited condensed consolidated financial statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company, its principal wholly owned subsidiary, Sun National Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Sun Financial Services, L.L.C., 2020 Properties, L.L.C., 4040 Properties, L.L.C., and Sun Home Loans, Inc. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810-10, Consolidation, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII and Sun Capital Trust VIII, collectively, the “Issuing Trusts”, are presented on a deconsolidated basis.

Segment Information. As defined in accordance with FASB ASC 280, Segment Reporting, (“FASB ASC 280”) the Company has one reportable operating segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

Loans Held for Sale. Loans held-for-sale totaled $115.5 million and $13.8 million at March 31, 2011 and December 31, 2010, respectively. On April 12, 2011, the Company executed a definitive agreement to sell $174.3 million of loans, having a book balance of $159.8 million, to a third-party investor for gross proceeds of $99.2 million. As the Company had the intent to sell these loans in the first quarter of 2011, the related loans were transferred to held-for-sale at March 31, 2011 at fair value. The Company transferred an additional $20.1 million of loans to held-for-sale at March 31, 2011 at a fair value of $11.3 million. The remaining balance of $5.0 million at March 31, 2011 and $13.8 million at December 31, 2010, represents mortgage loans held-for-sale which are carried at the lower of cost or estimated fair value, on an aggregate basis.

Accumulated Other Comprehensive Loss. The Company classifies items of accumulated comprehensive loss by their nature and displays the accumulated balance of accumulated other comprehensive loss separately from retained deficit and additional paid-in capital in the equity section of the unaudited condensed consolidated statements of financial condition. Amounts categorized as accumulated other comprehensive loss represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment ("OTTI") loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income for the period. These reclassifications for the three months ended March 31, 2011 and 2010 are as follows:

    Disclosure of Reclassification Amounts, Net of Tax

	For the Three Months Ended March 31,
	2011			2010
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain on securities available for sale during the period	$4,841	$(1,978)	$2,863	$-	$-	$-
Reclassification adjustment for net loss included in net income(1)	1,013	(414)	599	-	-	-
Reclassification adjustment for net impairment loss recognized in earnings(1)	250	(102)	148	-	-	-
Net unrealized gain on securities available for sale	$6,104	$(2,494)	$3,610	$-	$-	$-
(1) All amounts are included in non-interest income in the Unaudited Condensed Consolidated Statements of Operations.

Recent Accounting Principles. In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This guidance removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The update also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This guidance is effective for public entities for the first interim or annual period beginning on or after December 15, 2011. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This guidance clarifies the guidance from ASU 2010-20, Receivables (Topic 310) on a creditor’s evaluation of whether a concession has been granted and whether a debtor is experiencing financial difficulties. This guidance also requires the disclosures related to troubled debt restructurings from Update 2010-20 are effective for public entities for the first interim or annual period beginning on or after June 15, 2011. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

(2) Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees, and when appropriate non-employees, in accordance with the fair value recognition provisions of FASB ASC 718, Compensation – Stock Compensation, (“FASB ASC 718”). Under the fair value provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and it is recognized as expense over the appropriate vesting period using the straight-line method. However, consistent with FASB ASC 718, the amount of stock-based compensation cost recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. Although the provisions of FASB ASC 718 should generally be applied to non-employees, FASB ASC 505-50, Equity-Based Payments to Non-Employees, is used in determining the measurement date of the compensation expense for non-employees.

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

The Company’s stock-based incentive plans authorize the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, advisory directors, employees and other persons to promote the success of the Company. Under the Company’s stock-based incentive plans, options generally expire ten years after the date of grant, unless terminated earlier under the option terms. A committee of non-employee directors has the authority to determine the conditions upon which the options granted will vest. Options are granted at the then fair market value of the Company’s stock. All or a portion of any stock awards earned as compensation by a director may be deferred under the Company’s Directors’ Deferred Fee Plan.

Activity in the stock option plans for the three months ended March 31, 2011 was as follows:

Summary of Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2011	2,728,139	$8.29	1,750,189
Granted	232,000	4.33
Exercised	-	-
Forfeited	(19,911)	5.53
Expired	(37,810)	11.96
March 31, 2011	2,902,418	$7.95	1,813,473
Stock options vested or expected to vest(1)	2,726,217	$8.08
(1) Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 5.2 years for options outstanding and 3.0 years for options exercisable as of March 31, 2011.

At March 31, 2011, the aggregate intrinsic value was $0 for options outstanding and for options exercisable.

During the three months ended March 31, 2011 and 2010, the Company granted 232,000 options and 179,657 options, respectively. In accordance with FASB ASC 718, the fair value of the stock options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of the stock option is estimated using historical exercise behavior of employees at a particular level of management who were granted options with a 10-year term. The stock options have historically been granted with this term, and therefore, information necessary to make this estimate was available. The use of an expected term assumption shorter than the contractual term is not deemed appropriate for non-employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the options for the three months ended March 31, 2011 and 2010 are as follows:

Weighted Average Assumptions Used in Black-Scholes Option Pricing Model

	For the Three Months Ended March 31,
	2011	2010
Weighted average fair value of options granted	$2.14	$1.78
Weighted average risk-free rate of return	2.78%	3.45%
Weighted average expected option life in months	79	97
Weighted average expected volatility	46%	44%
Expected dividends(1)	$-	$-
(1) To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested restricted stock award activity during the three months ended March 31, 2011, is presented in the following table:

Summary of Nonvested Restricted Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards outstanding, January 1, 2011	309,481	$6.16
Issued	-	-
Vested	(10,512)	11.90
Forfeited	(2,813)	5.10
Nonvested stock awards outstanding, March 31, 2011	296,156	$5.97

There were no shares of restricted stock awards issued during the three months ended March 31, 2011. During the three months March 31, 2010, there were 45,000 shares of restricted stock awards issued that were valued at $174,400 at the grant date. The value of these shares is based upon the closing price of the common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the restricted stock awards issued.

Total compensation expense recognized related to options and restricted stock awards, including that for non-employee directors, during the three months ended March 31, 2011 and 2010, was $401,000 and $117,000, respectively. As of March 31, 2011, there was approximately $2.4 million and $947,000 of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted by the Company. The cost of the options and stock awards is expected to be recognized over a weighted average period of 2.8 years and 1.9 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at March 31, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
Available for sale:
U.S. Treasury securities	$11,999	$1	$-	$12,000
U.S. Government agency mortgage-backed securities	343,719	2,887	(2,044)	344,562
Other mortgage-backed securities	330	-	(18)	312
State and municipal securities	84,357	1,255	(339)	85,273
Trust preferred securities	12,617	-	(6,029)	6,588
Other securities	3,535	-	-	3,535
Total available for sale	456,557	4,143	(8,430)	452,270

Held to maturity:
U.S. Government agency mortgage-backed securities	2,427	88	-	2,515
Total held to maturity	2,427	88	-	2,515
Total investment securities	$458,984	$4,231	$-	$454,785

December 31, 2010
Available for sale:
U.S. Treasury securities	$47,017	$2	$-	$47,019
U.S. Government agency mortgage-backed securities	329,973	2,862	(4,348)	328,487
Other mortgage-backed securities	7,472	-	(1,335)	6,137
State and municipal securities	82,744	593	(940)	82,397
Trust preferred securities	12,867	-	(7,225)	5,642
Other securities	3,182	-	-	3,182
Total available for sale	483,255	3,457	(13,848)	472,864

Held to maturity:
U.S. Government agency mortgage-backed securities	2,887	116	-	3,003
Other mortgage-backed securities	152	-	-	152
Total held to maturity	3,039	116	-	3,155
Total investment securities	$486,294	$3,573	$(13,848)	$476,019

During the three months ended March 31, 2011, the Company had one U.S. government agency mortgage-backed security called prior to maturity at par of $20 million, resulting in gross realized gains of $0. During the same period, one security was sold prior to maturity for gross proceeds of $5.9 million, which resulted in a gross realized loss of $1.0 million and two securities matured which had an aggregate value of $45.3 million. The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2011
U.S. Treasury securities	$7,012	$-	$-	$-	$7,012	$-
U.S. Government agency mortgage-backed securities	172,088	(2,044)	-	-	172,088	(2,044)
Other mortgage-backed securities	-	-	312	(18)	312	(18)
State and municipal securities	14,520	(339)	-	-	14,520	(339)
Trust preferred securities	-	-	6,588	(6,029)	6,588	(6,029)
Total	$193,620	$(2,383)	$6,900	$(6,047)	$200,520	$(8,430)

December 31, 2010
U.S. Government agency mortgage-backed securities	$158,432	$(4,348)	$-	$-	$158,432	$(4,348)
Other mortgage-backed securities	-	-	6,289	(1,335)	6,289	(1,335)
State and municipal securities	34,135	(940)	-	-	34,135	(940)
Trust preferred securities	-	-	5,642	(7,225)	5,642	(7,225)
Total	$192,567	$(5,288)	$11,931	$(8,560)	$204,498	$(13,848)

The Company determines whether unrealized losses are temporary in accordance with FASB ASC 325-40, Investments – Other, when applicable, and FASB ASC 320-10, Investments – Overall, (“FASB ASC 320-10”). The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of an OTTI condition. These include, but are not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer.

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations apply, the guidance requires the Company to record an OTTI charge to earnings for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations apply, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the consolidated statements of financial condition. Application of this guidance resulted in a credit related OTTI charge of $250,000 on a single issuer trust preferred security for the three months ended March 31, 2011.

The following is a roll-forward for the three months ended March 31, 2011 of OTTI charges recognized in earnings as a result of credit losses on investments:

CUMULATIVE OTTI RECOGNIZED IN OPERATIONS

For the three months ended March 31, 2011	Amount
Cumulative OTTI, beginning of year	$10,683
Additional increase as a result of net impairment losses recognized on investments	250
Decrease as a result of the sale of an investment with net impairment losses	(730)
Cumulative OTTI, end of year	$10,203

U.S. Government Agency Mortgage-Backed Securities. At March 31, 2011, the gross unrealized loss in the category of less than 12 months of $2.0 million consisted of 14 mortgage-backed securities with an estimated fair value of $172.1 million issued and guaranteed by a U.S. Government sponsored agency. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of March 31, 2011, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Other Mortgage-Backed Securities. At March 31, 2011, the gross unrealized loss in the category 12 months or longer of $18,000 consisted of one non-agency mortgage-backed security with an estimated fair value of $312,000. This security was rated “AAA” by at least one nationally recognized rating agency. The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues, have been negatively impacted since 2008 as credit spreads widened dramatically. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of March 31, 2011, management concluded that an OTTI did not exist on this security and believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. Management also concluded that it does not intend to sell the securities, and that it is more likely than not it will be required to sell the securities before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities. During the three months ended March 31, 2011, the Company sold one private label mortgage-backed security with a book value of $6.9 million for a loss of $1.0 million.

State and Municipal Securities. At March 31, 2011, the gross unrealized loss in the category 12 months or less was $339,000 and consisted of 33 municipal securities, all of which were rated investment grade or better by at least one nationally recognized rating agency, with an estimated fair value of $14.5 million. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The Company monitors rating changes in those issues rated by a nationally recognized rating agency and performs in-house credit reviews on those non-rated issues. The Company believes recovery of fair value is expected as the securities approach their maturity date or as valuations for such securities improve as market yields change.  As of March 31, 2011 management concluded that an OTTI did not exist on any of the aforementioned securities. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Trust Preferred Securities. At March 31, 2011, the gross unrealized loss in the category of 12 months or longer of $6.0 million consisted of two trust preferred securities. The trust preferred securities are comprised of one non-investment grade rated pooled security with an amortized cost of $8.8 million and estimated fair value of $5.3 million and one non-rated single issuer security with an amortized cost of $3.8 million and an estimated fair value of $1.3 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The non-investment grade pooled security is in a senior position in the capital structure. The security had a 1.28 times principal coverage. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews a projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an OTTI credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and additional 3.6% defaults or deferrals’ every three years with no recovery rate. As of March 31, 2011, management concluded that an OTTI did not exist on the aforementioned security. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

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

In August 2009, the issuer of the single issuer trust preferred security elected to defer its normal quarterly dividend payment.  As contractually permitted, the issuer may defer dividend payments up to five years with accumulated dividends, and interest on those deferred dividends, payable upon the resumption of its scheduled dividend payments. The issuer is currently operating under an agreement with its regulators. The agreement stipulates that the issuer must receive permission from its regulators prior to resuming its scheduled dividend payments.

During the three months ended March 31, 2011, the Company recorded an OTTI credit related charge of $250,000 related to this deferring single issuer trust preferred security. The Company had previously recorded a credit related charge of $950,000 and a market valuation charge of $3.1 million.  Based on the Company’s most recent evaluation, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. However, the Company recognizes the length of time the issuer has been in deferral, the difficult economic environments and a continuing high level of non-performing assets increases the probability that a full recovery of principal and anticipated dividends may not be realized. In recognition of that increased probability, the Company recorded an additional credit related impairment in the three month period ended March 31, 2011.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at March 31, 2011 and December 31, 2010 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturities of Investment Securities

March 31, 2011	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,706	$25,834	$-	$-
Due after one year through five years	604	607	-	-
Due after five years through ten years	6,579	6,672	-	-
Due after ten years	79,619	74,283	-	-
Total investment securities, excluding mortgage-backed securities	112,508	107,396	-	-

U.S. Government agency mortgage-backed securities	343,719	344,562	2,427	2,515
Other mortgage-backed securities	330	312	-	-
Total investment securities	$456,557	$452,270	$2,427	$2,515

December 31, 2010
Due in one year or less	$66,245	$66,268	$-	$-
Due after one year through five years	5,622	5,626	-	-
Due after five years through ten years	3,379	3,423	-	-
Due after ten years	70,564	62,923	-	-
Total investment securities, excluding mortgage-backed securities	145,810	138,240	-	-

U.S. Government agency mortgage-backed securities	329,973	328,487	2,887	3,003
Other mortgage-backed securities	7,472	6,137	152	152
Total investment securities	$483,255	$472,864	$3,039	$3,155

At March 31, 2011, the Company had $229.9 million, amortized cost, and $229.7 million, estimated fair value, of investment securities pledged to secure public deposits. As of March 31, 2011, the Company had $62.3 million, amortized cost, and $63.3 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(4) Loans

The components of loans as of March 31, 2011 and December 31, 2010 were as follows:

Loan Components

	March 31, 2011	December 31, 2010
Commercial:
Commercial and industrial	$503,421	$530,462
CRE owner occupied	652,220	713,587
CRE non-owner occupied	606,174	685,587
Land and development	101,088	173,856
Consumer:
Home equity lines of credit	232,318	239,729
Home equity term loans	50,388	53,912
Residential real estate	69,311	65,250
Other	55,402	58,963
Total gross loans held-for-investment	2,270,322	2,521,346
Allowance for loan losses	(58,498)	(81,713)
Net loans held-for-investment	$2,211,824	$2,439,633

Loans held-for-sale	$115,473	$13,824
Loans past due 90 days and accruing	1,263	2,554
Troubled debt restructuring, accruing	20,276	20,341

Loans on Non-Accrual Status

	March 31, 2011	December 31, 2010
Commercial:
Commercial & industrial	$14,158	$25,178
CRE owner occupied	45,015	30,920
CRE non-owner occupied	14,137	44,295
Land and development	30,323	48,124
Consumer:
Home equity lines of credit	5,305	4,616
Home equity term loans	1,168	1,134
Residential real estate	2,410	4,243
Other	1,443	916
Total non-accrual loans held-for-investment	$113,959	$159,426

Loans held-for-sale, non-accrual	$71,771	$-
Troubled debt restructuring, non-accrual	831	11,796

Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation. Additionally, the Company makes commercial real estate loans for the acquisition, refinance, improvement and construction of real property. Loans secured by owner-occupied properties are dependent upon the successful   operation of the borrower’s business. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third-party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. At March 31, 2011, commercial and industrial held-for-investment loans secured by commercial real estate properties totaled $1.26 billion of which $652.2 million, or 52%, were classified as owner occupied and $606.2 million, or 48%, were classified as non-owner occupied.

As of March 31, 2011, the Company had $75.5 million outstanding on 22 residential construction, commercial construction and land development relationships whose agreements included interest reserves. As of December 31, 2010, the Company had $81.1 million outstanding on 25 residential construction, commercial construction and land development relationships whose agreements included interest reserves. The total amount available in those reserves to fund interest payments was $1.7 million and $2.4 million for the periods ended March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, the Company had five residential construction relationships with an interest reserve of $3.3 million on non-accrual status and three commercial construction relationships with an interest reserve of $2.5 million on non-accrual status. As of December 31, 2010, the Company had six residential construction relationships with interest reserves of $3.4 million on non-accrual status. As these relationships are in technical default, no additional fundings of interest will be made. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at underwriting time in conjunction with the review of the plans and specifications for the project being financed.  Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring, (“FASB ASC 310-40”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. During the first quarter of 2011, the Company entered into a TDR agreement with one commercial relationship. At March 31, 2011, the carrying value of the TDR was $737,000. The Company granted a concession by deferring interest on the borrowing and extending the term. The TDR is currently on non-accrual status. At March 31, 2011, the total carrying value of loans in TDR status is $21.1 million.

(5) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Three Months Ended March 31, 2011
	Commercial and industrial	Home Equity(1)	Residential Real Estate	Other	Total
Allowance for loan losses:
Beginning balance	$76,759	$2,883	$661	$1,410	$81,713
Charge-offs	(82,352)	(469)	(789)	(122)	(83,732)
Recoveries	144	31	-	59	234
Net charge-offs	(82,208)	(438)	(789)	(63)	(83,498)
Provision for loan losses	59,986	215	738	(656)	60,283
Ending balance	$54,537	$2,660	$610	$691	$58,498
Ending balance: individually evaluated for impairment	$18,113	$-	$-	$-	$18,113
Ending balance: collectively evaluated for impairment	$36,424	$2,660	$610	$691	$40,385
Financing Receivables:
Ending balance	$1,862,903	$282,706	$69,311	$55,402	$2,270,322
Ending balance: individually evaluated for impairment	$124,735	$-	$-	$-	$124,735
Ending balance: collectively evaluated for impairment	$1,738,168	$282,706	$69,311	$55,402	$2,145,587
(1) Amount includes both home equity lines of credit and term loans

For theThree Months Ended March 31, 2010
Balance, beginning of period	$59,953
Charge-offs	(6,538)
Recoveries	277
Net charge-offs	(6,261)
Provision for loan losses	9,600
Balance, end of period	$63,292

The allowance for loan losses was $58.5 million and $81.7 million at March 31, 2011 and December 31, 2010, respectively. The ratio of allowance for loan losses to gross loans held-for-investment was 2.58% at March 31, 2011 as compared to 3.24% at December 31, 2010.

The provision for loan losses charged to expense is based upon historical loan loss experience, a series of qualitative factors and an evaluation of estimated losses in the current commercial loan portfolio, including the evaluation of impaired loans under FASB ASC 310, Receivables, (“FASB ASC 310”). Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses on the consolidated statements of operations. Impaired loans include accruing TDR loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and qualitative factors, which generally include consumer loans, residential real estate loans, and small business loans. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, management’s abilities, and external factors.

The following table presents the Company’s components of impaired loans held-for-investment, segregated by class of loans. Consumer loans that were collectively evaluated for impairment are not included in the data that follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Three Months Ended March 31, 2011
With no related allowance:
Commercial:
Commercial & industrial	$15,489	$19,632	$-	$19,912	$113	$113
CRE owner occupied	23,875	26,491	-	41,811	21	21
CRE non-owner occupied	11,358	11,363	-	31,427	-	-
Land and development	19,991	20,846	-	28,551	-	-
With an allowance recorded:
Commercial:
Commercial & industrial	$9,065	$9,937	$3,650	$15,728	$76	$76
CRE owner occupied	31,109	44,796	12,156	11,387	115	115
CRE non-owner occupied	2,779	2,779	473	15,482	-	-
Land and development	11,069	11,199	1,834	18,209	-	-
Total commercial	$124,735	$147,043	$18,113	$182,507	$325	$325
For the Year Ended December 31, 2010
With no related allowance:
Commercial:
Commercial & industrial	$8,650	$9,570	$-	$5,387	$58	$58
CRE owner occupied	32,325	65,398	-	37,502	18	18
CRE non-owner occupied	24,047	33,445	-	9,398	-	-
Land and development	21,044	33,387	-	12,343	9	9
Consumer:
Residential real estate	-	-	-	23	-	-
Other	-	-	-	644	-	-
With an allowance recorded:
Commercial:
Commercial & industrial	$26,938	$32,365	$6,109	$20,959	$454	$438
CRE owner occupied	20,365	25,099	4,800	22,463	433	420
CRE non-owner occupied	20,275	26,512	4,770	8,998	-	-
Land and development	27,085	28,460	5,401	9,209	29	29
Consumer:
Other	-	-	-	323	-	-
Total commercial	$180,729	$254,236	$21,080	$126,259	$1,001	$972
Total consumer	$-	$-	$-	$990	$-	$-

The unaudited condensed consolidated statements of operations for the three months ended March, 31, 2011 include $325,000 of recognized interest income, on both the accrual and cash basis, on average impaired loans of $182.5 million.

In accordance with FASB ASC 310, those impaired loans which are fully collateralized do not result in a specific allowance for loan losses. Included in impaired loans at March 31, 2011 were three TDRs, one of which was fully collateralized, and two of which had specific reserves totaling $3.5 million. In addition, one of the TDRs at March 31, 2011 included a $6.5 million line of credit, of which $5.7 million was utilized and $800,000 was available.

The following table presents the Company’s distribution of risk ratings within the held-for-investment loan portfolio, segregated by class, as of March 31, 2011 and December 31, 2010:

Credit Quality Indicators by Internally Assigned Grade

	Commercial				Consumer
	Commercial & industrial	CRE owner occupied	CRE non-owner occupied	Land and development	Home equity lines of credit	Home equity term loans	Residential real estate	Other
As of March 31, 2011
Grade:
Pass	$436,767	$540,246	$550,643	$51,306	$223,768	$48,871	$63,640	$52,993
Special Mention	28,711	29,807	29,776	5,055	-	-	-	-
Substandard	37,943	82,167	25,755	44,727	8,550	1,517	5,671	2,409
Total	$503,421	$652,220	$606,174	$101,088	$232,318	$50,388	$69,311	$55,402
As of December 31, 2010
Grade:
Pass	$470,278	$578,444	$575,713	$87,576	$232,024	$52,414	$62,019	$56,964
Special Mention	12,753	21,311	14,338	6,520	-	-	-	-
Substandard	47,431	113,832	95,536	79,760	7,705	1,498	7,292	1,999
Total	$530,462	$713,587	$685,587	$173,856	$239,729	$53,912	$69,311	$58,963

The Company’s primary tool for assessing risk when evaluating a credit in terms of its underwriting, structure, documentation and eventual collectability is a risk rating system where the loan is assigned a numeric value.   Behind each numeric category is a defined set of characteristics reflective of the particular level of risk.

The risk rating system is based on a nine point grade using a two-digit scale.  The upper five grades are for “pass” categories, while the lower four grades represent “criticized” categories which are equivalent to the guidelines utilized by the Office of the Comptroller of the Currency (“OCC”).

The loan officer is responsible for assigning, maintaining, and documenting accurate risk ratings for all commercial loans and commercial real estate loans.  The loan officer assigns a risk rating at the inception of the credit, reaffirms it at each renewal, extension, or modification, and adjusts the rating based on the performance of the credit.  As part of the credit review process, a regional credit officer will review risk ratings for accuracy.  The loan officer’s risk rating will also be reviewed periodically by the loan review department and the Bank’s regulators.

To calculate risk ratings in a consistent fashion, the Company uses a Risk Rating Form that provides for a numerical grade to be assigned to up to six characteristics of a credit including elements of its financial condition, abilities of management, position in the market, collateral support and the impact of changing conditions. When combined, an overall risk rating is provided.  A separate set of risk rating elements are provided for credits associated with the financing of real estate projects.

The following table presents the Company’s analysis of past due held-for-investment loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010:

Aging of Receivables Held-for-Investment

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Loans 90 Days Past Due and Accruing
As of March 31, 2011
Commercial:
Commercial & industrial	$8,451	$533	$47,282	$56,266	$447,155	$503,421	$828
CRE owner occupied	30,368	817	19,890	51,075	601,145	652,220	-
CRE non-owner occupied	12,278	-	1,200	13,478	592,696	606,174	-
Land and development	1,199	3,781	8,169	13,149	87,939	101,088	-
Consumer:
Home equity lines of credit	2,320	389	4,567	7,276	225,042	232,318	243
Home equity term loans	814	190	1,057	2,061	48,327	50,388	-
Residential real estate	2,129	234	2,217	4,580	64,731	69,311	44
Other	742	414	1,411	2,567	52,835	55,402	148
Total	$58,301	$6,358	$85,793	$150,452	$2,119,870	$2,270,322	$1,263
As of December 31, 2010
Commercial:
Commercial & industrial	$6,743	$815	$25,152	$32,710	$497,752	$530,462	$558
CRE owner occupied	8,478	2,072	40,063	50,613	662,974	713,587	609
CRE non-owner occupied	8,655	13,119	18,436	40,210	645,377	685,587	-
Land and development	11,748	9,797	36,359	57,904	115,952	173,856	-
Consumer:
Home equity lines of credit	2,667	817	4,292	7,776	231,953	239,729	379
Home equity term loans	340	111	1,134	1,585	52,327	53,912	-
Residential real estate	1,901	2,870	4,242	9,013	56,237	65,250	72
Other	1,027	535	1,737	3,299	55,664	58,963	936
Total	$41,559	$30,136	$131,415	$203,110	$2,318,236	$2,521,346	$2,554

 (6) Real Estate Owned

Real estate owned at March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
Commercial properties	$1,228	$1,261
Residential properties	1,056	497
Bank properties	2,155	2,155
Total	$4,439	$3,913

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2011	$1,261	$497	$2,155	$3,913
Transfers from loans	-	559	-	559
Sale of real estate owned	(33)	-	-	(33)
Ending balance, March 31, 2011	$1,228	$1,056	$2,155	$4,439

During the three months ended March 31, 2011, the Company had one residential property for $559,000 transferred from loans. There was one commercial property with a carrying amount of $33,000 sold during the three months ended March 31, 2011 resulting in a gain of $87,000, which is included in non-interest expense in the unaudited condensed consolidated statements of operations. The Company currently maintains 12 properties in the real estate owned portfolio, six of which are former bank branches.

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

Fair Value Hedges – Interest Rate Swaps. The Company has entered into interest rate swap arrangements to exchange the periodic payments on fixed-rate commercial loan agreements for variable-rate payments based on the one-month London Interbank Offered Rate (“LIBOR”) without the exchange of the underlying principal. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging, (“FASB ASC 815”) and are executed for periods and terms that match the related underlying fixed-rate loan agreements. The Company applies the “shortcut” method of accounting under FASB ASC 815, which assumes there is no ineffectiveness as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying commercial loan agreements. Because the hedging arrangement is considered highly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures, (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of March 31, 2011 and December 31, 2010.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at March 31, 2011 and December 31, 2010:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	March 31, 2011		December 31, 2010
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$37,595	$(3,934)	$39,663	$(4,721)

Summary of Interest Rate Swap Components

	March 31, 2011	December 31, 2010
Weighted average pay rate	6.82%	6.83%
Weighted average receive rate	2.28%	2.27%
Weighted average maturity in years	4.0	4.2

Customer Derivatives – Interest Rate Swaps/Floors. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $8.4 million in fair value adjustment charges during the three months ended March 31, 2011, which were included in the derivative credit valuation adjustment in the unaudited condensed consolidated statements of operations as a reduction to other income. This charge was attributable to the deterioration in the credit of one impaired commercial relationship and the recognition of losses to be incurred through the unwinding of swap agreements that are related to loans that are committed to be sold.

	March 31, 2011		December 31, 2010
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$509,315	$41,148	$520,921	$56,637
Other liabilities	509,315	(51,477)	520,921	(58,779)

In addition, the Company has entered into an interest rate floor sale transaction with one commercial customer. The Company entered into corresponding interest rate floor purchase transactions with a third party in order to offset its exposure on the variable and fixed components of the customer agreements. As the interest rate floors with both the customer and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate floors are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The combined notional amount of the two interest rate floors was $17.1 million and $17.2 million at March 31, 2011 and December 31, 2010, respectively.

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at March 31, 2011 and December 31, 2010 was $74.1 million and $78.0 million, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $55.1 million and $63.5 million at March 31, 2011 and December 31, 2010, respectively.

(8) Deposits

Deposits consist of the following major classifications:

	March 31, 2011	December 31, 2010
Interest-bearing demand deposits	$1,363,262	$1,364,858
Non-interest-bearing demand deposits	488,714	498,082
Savings deposits	276,548	279,086
Time certificates under $100,000	447,277	480,993
Time certificates $100,000 or more	203,303	228,121
Brokered time deposits	68,363	89,320
Total	$2,847,467	$2,940,460

 (9) Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted loss per share is calculated by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period.

Loss Per Share Computation

	For the Three Months Ended March 31,
	2011	2010
Net loss	$(67,067)	$(762)

Average common shares outstanding	53,575,346	23,365,406
Net effect of dilutive common stock equivalents	-	-
Adjusted average shares outstanding - dilutive	53,575,346	23,365,406

Basic loss per share	$(1.25)	$(0.03)
Diluted loss per share	$(1.25)	$(0.03)

There were 3.1 million and 2.4 million weighted average common stock equivalents for the three months ended March 31, 2011 and 2010, respectively, which were not included in the computation of diluted loss per share as the result would have been anti-dilutive under the “if converted” method.

(10) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $54.7 million and $57.5 million at March 31, 2011 and December 31, 2010, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the judgment of management, the financial condition of the Company will not be affected materially by the final outcome of any letters of credit.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825. As of March 31, 2011, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at March 31, 2011 and December 31, 2010 was $571,000 and $1.5 million, respectively. Management believes this reserve level is sufficient to absorb estimated probably losses related to these commitments.

(11) Fair Value of Financial Instruments

The Company accounts for fair value measurement in accordance with FASB ASC 820. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. FASB ASC 820 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FASB ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and also clarifies the application of fair value measurement in a market that is not active.

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

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
March 31, 2011	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$12,000	$12,000	$-	$-
U.S. Government agency mortgage-backed securities	344,562	-	344,562	-
Other mortgage-backed securities	312	-	312	-
State and municipal securities	85,273	-	85,273	-
Trust preferred securities	6,588	-	-	6,588
Other securities	3,535	-	3,535	-
Interest rate swaps	41,148	-	41,148	-
Interest rate floor	285	-	285	-
Liabilities:
Fair value interest rate swaps	3,934	-	3,934	-
Interest rate swaps	51,477	-	51,477	-
Interest rate floor	285	-	285	-

December 31, 2010
Assets:
Investment securities available for sale:
U.S. Treasury securities	$47,019	$47,019	$-	$-
U.S. Government agency mortgage-backed securities	328,487	-	328,487	-
Other mortgage-backed securities	6,137	-	6,137	-
State and municipal securities	82,397	-	82,397	-
Trust preferred securities	5,642	-	-	5,642
Other securities	3,182	-	3,182	-
Interest rate swaps	56,637	-	56,637	-
Interest rate floor	344	-	344	-
Liabilities:
Fair value interest rate swaps	4,721	-	4,721	-
Interest rate swaps	58,779	-	58,779	-
Interest rate floor	344	-	344	-

Level 1 Valuation Techniques and Inputs

U.S. Treasury securities.  The Company reports U.S. Treasury securities at fair value utilizing Level 1 inputs. These securities are priced using observable quotations for the indicated security.

 Level 2 Valuation Techniques and Inputs

The majority of the Company’s investment securities are reported at fair value utilizing Level 2 inputs. Prices of these securities are obtained through independent, third-party pricing services. Prices obtained through these sources include market derived quotations and matrix pricing and may include both observable and unobservable inputs. Fair market values take into consideration data such as dealer quotes, new issue pricing, trade prices for similar issues, prepayment estimates, cash flows, market credit spreads and other factors. The Company reviews the output from the third-party providers for reasonableness by the pricing consistency among securities with similar characteristics, where available, and by comparing values with other pricing sources available to the Company.

In general, the Level 2 valuation process uses the following significant inputs in determining the fair value of the Company’s different classes of investments:

U.S. Government agency mortgage-backed securities.  The Company’s agency mortgage-backed securities generally fall into one of two categories, fixed-rate agency mortgage-backed pools or adjustable-rate agency mortgage-backed pools.

Fixed-rate agency mortgage-backed pools are evaluated based on spreads to actively traded To-Be-Announced (“TBA”) and seasoned securities, the pricing of which is provided by inter-dealer brokers, broker dealers and other contributing firms active in trading the security class. Further delineation is made by weighted average coupon (“WAC”) and weighted average maturity (“WAM”) with spreads on individual securities relative to actively traded securities as determined and quality controlled using option adjusted spread (“OAS”) valuations.

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

Agency collateralized mortgage obligations (“CMOs”) are evaluated based on nominal spread and OAS values of securities with comparable tranches type, average life, average life variance and prepayment characteristics of the underlying collateral.

Other mortgage-backed securities.  The Company’s other mortgage-backed securities consist of whole loan, non-agency CMOs. These securities are evaluated based on generic tranches and generic prepayment speed estimates of various types of collateral from contributing firms and broker/dealers in the whole loan CMO market.

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

Other securities.  The other securities category is comprised primarily of money market mutual funds.  Given the short maturity structure and the expectation that the investment can be redeemed at par value, the fair value of these investments is assumed to be the book value.

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

 Level 3 Valuation Techniques and Inputs

Trust preferred securities.  The trust preferred securities are evaluated based on whether the security is an obligation of a single issuer or part of a securitization pool. For single issuer obligations, the Company uses discounted cash flow models which incorporate the contractual cash flow for each issue adjusted as necessary for any potential changes in amount or timing of cash flows. The cash flow model of a pooled issue incorporates anticipated loss rates and severities of the underlying collateral as well as credit support provided within the securitization. The cash flow model for the pooled issue owned by the Company at March 31, 2011 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange (“NYSE”) or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, that market spreads were 4.5% and 17.5%, respectively, for the two trust preferred securities. The 17.5% discount rate is reflective of the single issuer that is currently deferring interest rate payments.

The following provides details of the Level 3 fair value measurement activity for the three months ended March 31, 2011 and 2010:

Fair Value Measurements Using Significant Unobservable Inputs – Level 3
Trust Preferred Securities

	For the Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$5,642	$20,874
Total gains, realized/unrealized:
Included in earnings(1)	(250)	-
Included in accumulated other comprehensive income	1,196	195
Purchases	-	-
Maturities	-	-
Prepayments	-	-
Calls	-	-
Transfers into Level 3	-	-
Balance, end of period	$6,588	$21,069
(1) Amount included in net impairment losses on available for sale securities of the unaudited condensed consolidated statements of operations.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures loans held for sale, impaired loans, Small Business Administration ("SBA") servicing assets, restricted equity investments, goodwill and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At March 31, 2011 and 2010, these assets were valued in accordance with GAAP and, except for impaired loans, loans held-for-sale and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820.

		Category Used for Fair Value Measurement			Total (Losses) Gains Or Changes in Net Assets
	Total	Level 1	Level 2	Level 3
March 31, 2011
Assets:
Impaired loans	$66,816	$-	$-	$66,816	$(30,361)
Loans held-for-sale	110,473	-	110,473	-	(69,421)

March 31, 2010
Assets:
Impaired loans	$26,715	$-	$-	$26,715	$(8,798)
Real estate owned	38	-	38	-	(20)

Under FASB ASC 310, the fair value of collateral dependent impaired loans is based on the fair value of the underlying collateral which is based on appraisals. It is the policy of the Company to obtain a current appraisal or evaluation when a loan has been identified as non-performing. The type of appraisal obtained will be commensurate with the size and complexity of the loan.  The resulting value will be adjusted for the potential cost of liquidation.  New appraisals will be obtained on an annual basis until the loan is repaid in full, liquidated, or returns to performing status.

While the loan policy dictates that a loan be assigned to the special assets department when it is placed on non-accrual status, there is a need for loan officers to consistently and accurately determine collateral values when a loan is initially designated as criticized or classified. The most effective means of determining the fair value of real estate collateral at a point in time is by obtaining a current appraisal or evaluation of the property. In anticipation of the receipt of a current appraisal or evaluation, the Company has provided for an alternative and interim means of determining the fair value of the real estate collateral.

The most recent appraisal or reported value of the collateral securing a loan, net of a discount, is the Company’s basis for determining fair value. The discount is based on the age of the existing appraisal or evaluation and on the nature of the property. Values developed from the discounting of real estate and equipment collateral will be subject to a further 10% discount for the cost of liquidation based on the net value of the collateral.

The following steps are taken to determine the fair value of commercial real estate securing a loan that will be potentially subject to impairment:

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

An evaluation, as defined by the OCC, is a written report prepared by an appraiser that describes the real estate collateral, its condition, current and projected uses and sources of information used in the analysis, and provides an estimate of value in situations when an appraisal is not required.

A restricted appraisal is defined as a written report prepared under the Uniform Standards of Professional Appraisal Practice (“USPAP”). A restricted use appraisal is for the Company’s use only and should contain a brief statement of information significant to the solution of the appraisal problem. This report can be used for ongoing collateral monitoring.

A summary appraisal is defined as a written report prepared under the USPAP which contains a detailed summary of all information significant to the solution of the appraisal problem. This report is more detailed than a restricted use report and provides sufficient information to enable the user to understand the rationale for the opinions and conclusions in the report.

On a quarterly basis, or more frequently as necessary, the Company will review the circumstances of each collateral dependent loan and real estate owned property.  A collateral dependent loan is defined as one that relies solely on the operation or the sale of the collateral for repayment. Adjustments to any specific reserve relating to a collateral shortfall, as compared to the outstanding loan balance, will be made if justified by appraisals, market conditions or current events concerning the credit.

All appraisals received which are utilized to determine valuations for criticized and classified loans or properties placed in real estate owned are provided under an “as is value”. Partially charged off loans are measured for impairment upon receipt of an updated appraisal based on the relationship between the remaining balance of the charged down loan and the appraised value. Such loans will remain on non-accrual status unless performance by the borrower warrants a return to accrual status. Recognition of non-accrual status occurs at the time a loan can no longer support principal and interest payments in accordance with the original terms and conditions of the loan documents.  When impairment is determined, a specific reserve reflecting any calculated shortfall between the value of the collateral and the outstanding balance of the loan is recorded. Subsequent adjustments, prior to receipt of a new appraisal, to any specific reserve will be made if justified by market conditions or current events concerning the credit. If an internal discount-based evaluation is being used, the discount percentage may be adjusted to reflect market changes, changes to the collateral value of similar credits or circumstances of the individual credit itself. The amount of the charge-off is determined by calculating the difference between the current loan balance and the current collateral valuation, net of estimated cost to liquidate.

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $54.0 million and $15.5 million at March 31, 2011 and 2010, respectively. The collateral underlying these loans had a fair value of $35.9 million and $10.7 million, including a specific reserve in the allowance for loan losses of $18.1 million and $4.9 million at March 31, 2011 and 2010, respectively. There were charge-offs of $856,000 for impaired loans with specific reserves during the three months ended March 31, 2011 and no charge-offs for the comparable prior year period. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $70.7 million and $16.1 million at March 31, 2011 and 2010, respectively, as the underlying collateral was not below the carrying amount; however, these loans did include charge-offs of $12.3 million and $3.9 million during the three months ended March 31, 2011 and 2010, respectively.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned also includes bank properties transferred from operations. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. There were no decreases recorded during the three months ended March 31, 2011, and a $20,000 decrease recorded on one residential property during the three months ended March 31, 2010. The adjustment related to the residential property was based upon a real estate apprisal, considered an observable input and was therefore categorized as a Level 2 measurement.

A portion of loans held-for-sale was categorized as a Level 2 measurement at March 31, 2011.  These loans were marked to a fair value of $110.5 million upon transfer and are recorded in loans held-for-sale on the unaudited condensed consolidated statements of financial condition at March 31, 2011. The fair value was derived using the agreed upon proceeds from an executed loan sale agreement and was therefore categorized as a Level 2 measurement.

In accordance with ASC 825-10-50-10, the Company is required to disclose the fair value of financial instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale. Fair value is best determined using observable market prices; however, for many of the Company’s financial instruments, no quoted market prices are readily available. In instances where quoted market prices are not readily available, fair value is determined using cash flow models or other techniques appropriate for the particular instrument. These techniques involve some degree of judgment and, as a result, are not necessarily indicative of the amounts the Company would realize in a current market exchange. Utilizing different assumptions or estimation techniques may have a material effect on the estimated fair value.

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$68,480	$68,480	$36,522	$36,522
Interest-earning bank balances	198,024	198,024	150,704	150,704
Investment securities available for sale	452,270	452,270	472,864	472,864
Investment securities held to maturity	2,427	2,515	3,039	3,155
Loans receivable, net	2,174,228	1,930,308	2,481,676	2,210,243
Loans held-for-sale	115,473	115,468	13,824	13,510
Hedged commercial loans(1)	37,596	41,525	39,669	44,372
Restricted equity investments	15,849	15,849	17,590	17,590
Interest rate swaps	41,148	41,148	56,637	56,637
Interest rate floor	285	285	344	344

Liabilities:
Demand deposits	1,851,976	1,872,511	1,862,940	1,884,033
Savings deposits	276,548	279,075	279,086	281,512
Time deposits	718,943	725,293	798,434	810,299
Securities sold under agreements to repurchase – customers	6,591	6,591	6,307	6,307
Advances from FHLBNY	3,687	3,943	3,999	4,287
Securities sold under agreements to repurchase – FHLBNY	15,000	15,895	15,000	16,050
Junior subordinated debentures	92,786	60,408	92,786	47,730
Fair value interest rate swaps	3,934	3,934	4,721	4,721
Interest rate swaps	51,477	51,477	58,779	58,779
Interest rate floor	285	285	344	344
(1) Includes positive market value adjustment of $3.9 million and $4.7 million at March 31, 2011 and December 31, 2010, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

Cash and cash equivalents. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investment securities.  For investment securities, fair values are based on a combination of quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded and price models, discounted cash flow methodologies, or similar techniques that may contain unobservable inputs that are supported by little or no market activity and require significant judgment.

Loans receivable. The fair value of loans receivable is estimated using discounted cash flow analysis. Projected future cash flows are calculated using loan characteristics, and assumptions of voluntary and involuntary prepayment speeds. Projected cash flows are prepared using discount rates believed to represent current market rates.

Loans held-for-sale. Loans held-for-sale includes residential mortgage loans that are originated with the intent to sell and are recorded at the lower of amortized cost or fair value. The balance also includes loans transferred to held-for-sale during the three months ended March 31, 2011, which are recorded at fair value. The fair value of residential mortgage loans held-for-sale is valued using the market price of such loans. The fair value of the loans transferred to held-for-sale during the three months ended March 31, 2011 represents the agreed upon proceeds from the executed loan sale agreement.

Hedged commercial loans. The hedged commercial loans are one component of a declared hedging relationship as defined under FASB ASC 815. The interest rate swap component of the declared hedging relationship is carried at its fair value and the carrying value of the commercial loans includes a similar change in fair values.

Restricted equity securities. Ownership in equity securities of Federal Reserve Bank, FHLBNY, and Atlantic Central Bankers Bank is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value.

Interest rate swaps/floors and fair value interest rate swaps. The Company’s derivative financial instruments are not exchange-traded and therefore are valued utilizing models with the primary input being readily observable market parameters, specifically the LIBOR swap curve. In addition, the Company incorporates a qualitative fair value adjustment related to credit quality variations between counterparties as required by FASB ASC 820.

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

Securities sold under agreements to repurchase – FHLBNY and FHLBNY advances. The fair value is estimated by determining the cost or benefit for early termination of the individual borrowing.

Junior subordinated debentures. The fair value was estimated by discounting approximate cash flows of the borrowings by yields estimating the fair value of similar issues.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

(12) Regulatory Matters

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

The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices. The Company and the Bank were in compliance with these regulatory capital requirements of the Federal Reserve Board and the OCC as of March 31, 2011. As discussed below and elsewhere herein, additional capital requirements have been imposed on the Bank by the OCC, which the Bank was also in full compliance with as of March 31, 2011.

On April 15, 2010, the Bank entered into a written agreement with the OCC (the “OCC Agreement”) which contained requirements to develop and implement a profitability and capital plan which will provide for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment. The capital plan was also required to contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC. During the second quarter of 2010, the Company delivered its profit and capital plans to the OCC.

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter of 2010, the Company revised and implemented changes to policies and procedures pursuant to the Agreement. As noted earlier in this section, the Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. As of March 31, 2011, the Bank’s brokered deposits represented 2.2% of its total liabilities.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At March 31, 2011, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.05%, its Tier 1 Capital ratio was 11.38%, and its Total Capital ratio was 12.65%. At December 31, 2010, the Bank also met all of the three capital ratios established by the OCC as its Leverage ratio was 8.57%, its Tier 1 Capital ratio was 10.98%, and its Total Capital ratio was 12.25%.

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of March 31, 2011 and December 31, 2010:

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$364,858	13.73%	$212,518	8.00%	N/A
Sun National Bank	335,377	12.65	212,156	8.00	$265,196	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	321,791	12.11	106,259	4.00	N/A
Sun National Bank	301,908	11.38	106,078	4.00	159,117	6.00
Leverage ratio:
Sun Bancorp, Inc.	321,791	9.62	133,848	4.00	N/A
Sun National Bank	301,908	9.05	133,411	4.00	166,764	5.00

December 31, 2010
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$350,697	12.68%	$221,242	8.00%	N/A
Sun National Bank	338,196	12.25	220,904	8.00	$276,131	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	315,523	11.41	110,621	4.00	N/A
Sun National Bank	303,074	10.98	110,452	4.00	165,678	6.00
Leverage ratio:
Sun Bancorp, Inc.	315,523	8.93	141,351	4.00	N/A
Sun National Bank	303,074	8.57	141,407	4.00	176,759	5.00
(1) Not applicable for bank holding companies.

The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) which was signed into law on July 21, 2010, the maximum deposit insurance limit was permanently increased to $250,000.

In addition, the Dodd-Frank Act amended the Federal Deposit Insurance Act to provide for full deposit insurance coverage for non-interest-bearing transaction accounts for a two year period beginning December 31, 2010. This applies to insured depository institutions with no opt in or opt out requirements.

In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2010. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment did not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 31, 2009, the Company paid the FDIC prepaid assessment of $18.3 million, of which approximately $6.1 million applied to 2010. The remaining prepaid assessment of approximately $9.5 million at March 31, 2011 will be recognized as expense over the course of the respective periods covered.

The Company’s capital securities are deconsolidated in accordance with GAAP and qualify as Tier 1 capital under federal regulatory guidelines.  These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board.  In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits.  The Federal Reserve’s amended rule was to become effective March 31, 2009, and would have limited capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  On March 16, 2009, the Federal Reserve Board extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25% of all core capital elements, including goodwill. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2011, $80.5 million in capital securities qualified as Tier 1 capital, the remaining $9.5 million qualified as Tier 2 capital.

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at March 31, 2011.  Per the OCC Agreement, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC.

 (13) Common Stock Offering

On March 22, 2011, the Company completed a public offering of 28,750,000 shares of common stock at a public offering price of $3.00 per share, which included the full exercise of the over-allotment option granted to the underwriters to purchase an additional 3,750,000 shares of common stock. After deducting the underwriting discount and offering expenses payable by the Company, the net proceeds were $81.4 million.

The Company’s three largest shareholders, WL Ross, Siguler Guff, and the Brown family, along with certain officers and directors, purchased an aggregate of 10,193,224 shares in the offering. WL Ross and Siguler Guff maintained their percentage interest in the Company in the offering. Pursuant to the terms of the securities purchase agreements entered into between WL Ross, Siguler Guff, and the Brown family and the Company in connection with the private placement of Company securities in the Fall of 2010, each of these investors was entitled to purchase shares in the offering at $2.85 per share which represented the public offering price less the underwriting discount of $0.15 per share paid to the underwriters on the other shares sold.

On April 11, 2011, the Company issued and sold in a private placement transaction an additional 3,802,131 shares at $2.85 per share totaling $10.8 million in additional stock proceeds pursuant to the exercise of gross-up rights contained in the previously executed security purchase agreements with the three investors noted above. The gross-up rights were triggered by the underwriters’ exercise of the over-allotment option in the public offering. The Company anticipates issuing approximately 1.3 million additional shares of common stock in a gross up placement to its four largest shareholders which is expected to occur during the second quarter of 2011 pursuant to the gross-up rights issued to Anchorage Capital Group, LLC, in connection with its purchase of shares in the public offering.

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Sun Bancorp, Inc. (the “Company”) and the documents incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We are including this statement for the purpose of invoking those safe harbor provisions.  Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  These forward-looking statements may include, among other things:

●	statements and assumptions relating to financial performance;
●	statements relating to the anticipated effects on results of operations or financial condition from recent or future developments or events;
●	statements relating to our business and growth strategies and our regulatory capital levels;
●	statements relating to potential sales of our criticized and classified assets; and
●	any other statements, projections or assumptions that are not historical facts.
Actual future results may differ materially from our forward-looking statements, and we qualify all forward-looking statements by various risks and uncertainties we face, some of which are beyond our control, as well as the assumptions underlying the statements, including, among others, the following factors:

●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	market volatility;
●	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs;
●	the overall quality of the composition of our loan and securities portfolios;
●	the market for criticized and classified assets that we may sell;
●
legislative and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and impending regulations, changes in banking, securities and tax laws and regulations and their application by our regulators and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverages;

●	the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
●	inflation, interest rate, market and monetary fluctuations;
●	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
●
the effect of and our compliance with the terms of the Agreement by and between our wholly owned subsidiary, Sun National Bank (the “Bank”) and the Office of the Comptroller of the Currency (the “OCC”) dated April 15, 2010 (the “OCC Agreement”) as well as compliance with the individual minimum capital ratios established for the Bank by the OCC;

●
the results of examinations of us by the Federal Reserve and of the Bank by the OCC, including the possibility that the OCC may, among other things, require the Bank to increase its allowance for loan losses or to write-down assets;

●	our ability to control operating costs and expenses;
●	our ability to manage delinquency rates;
●	our ability to retain key members of our senior management team;
●	the costs of litigation, including settlements and judgments;
●	the increased competitive pressures among financial services companies;
●
the timely development of and acceptance of new products and services and the perceived overall value of these products and services by businesses and consumers, including the features, pricing and quality compared to our competitors’ products and services;

●	technological changes;
●	acquisitions;
●	changes in consumer and business spending, borrowing and saving habits and demand for financial services in our market area;
●	adverse changes in securities markets;

●	the inability of key third-party providers to perform their obligations to us;
●
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;

●	war or terrorist activities;
●
other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the Securities and Exchange Commission (“SEC”); and

●	our success at managing the risks involved in the foregoing.

Some of these and other factors are discussed in the Company’s December 31, 2010 Annual Report on Form 10-K Item 1A. Risk Factors section and in the documents incorporated by reference herein.  The development of any or all of these factors could have an adverse impact on our financial position and results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All dollar amounts presented in the tables are in thousands)

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of the financial condition and results of operations are based on the Unaudited Condensed Consolidated Financial Statements, which are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to allowance for loan losses, goodwill, intangible assets, income taxes, stock-based compensation and the fair value of financial instruments. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Management monitors its allowance for loan losses on a monthly basis and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

●	Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications
●	Nature and volume of loans
●	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, and for commercial loans, the level of loans being approved with exceptions to policy
●	Experience, ability and depth of management and staff
●	National and local economic and business conditions, including various market segments
●	Quality of the Company’s loan review system and degree of Board oversight
●	Concentrations of credit by industry, geography and collateral type, with a specific emphasis on real estate, and changes in levels of such concentrations
●	Effect of external factors, including the deterioration of collateral values on the level of estimated credit losses in the current portfolio

Additionally, historic loss experience over a three-year horizon, based on a rolling 12-quarter migration analysis, is taken into account for commercial loans and historic loss experience over the more conservative of either the trailing four or eight quarters is calculated for non-commercial loans. In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans without reserves (specific allowance). A specific allowance is calculated on individually identified impaired loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience.

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

Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, the current state of the national economy and the local economies of the areas in which the loans are concentrated and their slow recovery from a severe recession could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, the Company’s determination as to the amount of its allowance for loan losses is subject to review by the Bank’s primary regulator, the Office of the Comptroller of the Currency (the “OCC”), as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC, after a review of the information available at the time of the OCC examination.

Accounting for Income Taxes. The Company accounts for income taxes in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification TM (the “Codification” or “ASC”) 740, Income Taxes. ("FASB ASC 740"). FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the unaudited condensed consolidated statements of operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management's analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FASB ASC 740.

Management expects that the Company’s adherence to FASB ASC 740 may result in increased volatility in quarterly and annual effective income tax rates, as FASB ASC 740 requires that any change in judgment or change in measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies.

Fair Value Measurement. The Company accounts for fair value measurement in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, ("FASB ASC 820"). FASB ASC 820 establishes a framework for measuring fair value. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, emphasizing that fair value is a market-based measurement and not an entity-specific measurement. FASB ASC 820 clarifies the application of fair value measurement in a market that is not active. FASB ASC 820 also includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires and entity to disclose inputs and valuation techniques, and changes therein, use to measure fair value. FASB ASC 820 addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses price or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves converting future amounts to a single present amount. The measurement is valued based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

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

●	Level 1- Quoted prices in active markets for identical assets or liabilities.
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

In addition, certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures loans held for sale, impaired loans, SBA servicing assets, restricted equity investments and loans or bank properties transferred in other real estate owned at fair value on a non-recurring basis.

Valuation techniques and models utilized for measuring financial assets and liabilities are reviewed and validated by the Company at least quarterly.

    Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. FASB ASC 350-20-35,  Intangibles - Goodwill and Other - Goodwill, outlines a two-step goodwill impairment test. Significant judgment is applied when goodwill is assessed for impairment. Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. As defined in FASB ASC 280, Segment Reporting, a reporting unit is an operating segment or one level below an operating segment. The Company has one reportable operating segment, “Community Banking”, as defined in Note 1 of the notes to unaudited condensed consolidated financial statements. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its implied fair value, the second step is performed to measure the amount of the impairment loss, if any. An implied loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company typically evaluates its goodwill for impairment annually at December 31, unless circumstances indicate that a test is required at an earlier date.

Market Overview

The economy has experienced continued improvement through the first quarter of 2011. Household spending continues to increase and business spending has also been rising into 2011. However, the housing sector continues to be depressed. According to recent estimates released, the U.S. gross domestic product (“GDP”) for the first quarter of 2011 increased at an annual rate of 1.8% as compared to 3.1% in the fourth quarter of 2010. The unemployment rate in the U.S. fell to 8.8% in March 2011 from 9.4% in December 2010. This marks the fourth month in a row that the national unemployment rate has decreased. It is anticipated that unemployment will continue to decline slowly as economists believe that sustained GDP growth of 3.5% is required to create significant declines in unemployment.

At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank of Philadelphia, there was an increase in business activity during the first quarter of 2011. In addition, many firms are optimistic about growth prospects for the region. However, employment among the firms in the region showed little to no improvement in the first quarter.

At its latest meeting in April 2011, the Federal Reserve decided to keep the Federal Funds target rate unchanged in a continued effort to help stimulate economic growth. Since December 2008, the Federal Reserve has kept the Federal Funds rate, a key indicator of short-term rates such as credit card rates and HELOC rates, at a range of 0.00%-0.25% with the intent of encouraging consumers and businesses to borrow and spend to help jump start the economy. However, Federal Reserve policymakers are increasingly focused on when and how to start boosting rates once the recovery is firmly entrenched. In addition to keeping the Federal Funds rate at historically low levels, the Federal Reserve provided liquidity to the financial system through purchases of Treasury, Agency and Mortgage Backed Securities. In an article by the Associated Press, it noted that the Federal Reserve is also cautiously considering what to do with its vast holdings of mortgage-backed securities, the challenge being to sell those assets to drain liquidity from the financial system in such a way that will not significantly increase mortgage rates and depreciate home prices. In February 2010, the Federal Reserve increased its discount window rate to 0.75% from 0.50% which is where it had been since December 2008. The discount window rate is the rate charged on borrowings to member banks. There has been some internal debate at the Federal Reserve about raising the discount rate to 1.25% to maintain a 100 basis point spread over the federal funds rate.

The housing market continues to languish with indicators of housing activity such as New Home Sales Housing Starts and Existing Home Sales stabilizing but at levels significantly below their peaks in 2005 and 2006. However, the supply of homes is still believed to be in excess of a year in parts of New Jersey, according to the New Jersey Real Estate Report. The commercial real estate markets are expected to continue to be a challenge for banks during 2011 and beyond. Over the next four years, analysts’ project that approximately $1.4 trillion in commercial real estate loans will reach the end of their terms and will require new financing with nearly half of these loans to borrowers who owe more than the property is worth. Commercial property values have fallen more than 40% nationally since their 2007 peak and with vacancy rates increasing and rents decreasing, further declines in these values are expected. Analysts believe the pressure on property values will continue as loans that were made during the height of the commercial real estate boom between 2005 and 2007, based on higher appraised values, are now coming up on the end of their terms.

The continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business, and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three months ended March 31, 2011.

Common Stock Offering

On March 22, 2011, the Company completed a public offering of 28,750,000 shares of common stock at a public offering price of $3.00 per share, which included the full exercise of the over-allotment option granted to the underwriters to purchase an additional 3,750,000 shares of common stock. After deducting the underwriting discount and offering expenses payable by the Company, the net proceeds were $81.4 million.

The Company’s three largest shareholders, WL Ross, Siguler Guff, and the Brown family, along with certain officers and directors, purchased an aggregate of 10,193,224 shares in the offering. WL Ross and Siguler Guff maintained their percentage interest in the Company in the offering. Pursuant to the terms of the securities purchase agreements entered into between WL Ross, Siguler Guff, and the Brown family and the Company in connection with the private placement of Company securities in the Fall of 2010, each of these investors was entitled to purchase shares in the offering at $2.85 per share which represented the public offering price less the underwriting discount of $0.15 per share paid to the underwriters on the other shares sold.

On April 11, 2011, the Company issued and sold in a private placement transaction an additional 3,802,131 shares at $2.85 per share totaling $10.8 million in additional stock proceeds pursuant to the exercise of gross-up rights contained in the previously executed security purchase agreements with the three investors noted above. The gross-up rights were triggered by the underwriters’ exercise of the over-allotment option in the public offering. The Company anticipates issuing approximately 1.3 million additional shares of common stock in a gross up placement to its four largest shareholders which is expected to occur during the second quarter of 2011 pursuant to the gross-up rights issued to Anchorage Capital Group, LLC, in connection with its purchase of shares in the public offering.

Financial Condition

Total assets were $3.33 billion at March 31, 2011 as compared to $3.42 billion at December 31, 2010. Cash and cash equivalents increased $79.3 million due to the net proceeds of $81.4 million from the Company's common stock offering.  Loans receivable decreased by $227.8 million, or 9.3%. This decrease was offset by an increase of $101.6 million in loans held-for-sale. Total investments decreased $22.9 million, or 4.7%. Total liabilities decreased $102.2 million, or 3.2%, to $3.05 billion at March 31, 2011 compared to $3.15 billion at December 31, 2010 as deposits and other liabilities decreased $93.0 million, or 3.2%, and $9.2 million, or 11.1%, respectively. Stockholders’ equity was $286.7 million at March 31, 2011 as compared to $268.2 million at December 31, 2010 primarily as a result of the $81.4 million of capital generated from the Common Stock Offering offset by the Company’s net loss of $67.1 million in the first quarter of 2011.

Loans receivable, net of allowance for loan losses, decreased $227.8 million to $2.21 billion at March 31, 2011 as compared to $2.44 billion at December 31, 2010. This decrease was driven primarily by the transfer of $179.9 million in gross loans to held-for-sale during the quarter ended March 31, 2011, net of related allowance of $21.2 million. The remaining decrease is due primarily to continued charge-off activity and pay downs on the commercial real estate portfolio. In addition, home equity loans declined by $7.4 million from December 31, 2010 as portfolio pay downs exceeded new originations.

Total non-performing loans increased $14.0 million to $187.8 million at March 31, 2011, primarily as a result of an increase in non-accrual commercial loans of approximately $60 million, offset by approximately $45 million in charge-offs related to the transfer of loans to held-for-sale. Non-performing loans at March 31, 2011 include $71.8 million of loans held-for-sale, $6.1 million of which is a non-performing troubled debt restructuring.

    As of March 31, 2011, the Company had $75.5 million outstanding on 22 residential construction, commercial construction and land development relationships whose agreements included interest reserves. As of December 31, 2010, the Company had $81.1 million outstanding on 25 residential construction, commercial construction and land development relationships whose agreements included interest reserves. The total amount available in those reserves to fund interest payments was $1.7 million and $2.4 million for the periods ended March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, the Company had five residential construction relationships with an interest reserve of $3.3 million on non-accrual status and three commercial construction relationships with an interest reserve of $2.5 million on non-accrual status. As of December 31, 2010, the Company had six residential construction relationships with interest reserves of $3.4 million on non-accrual status. As these relationships are in technical default, no additional fundings of interest will be made. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at underwriting time in conjunction with the review of the plans and specifications for the project being financed.  Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless our borrower posts cash collateral in an interest reserve.

During the first quarter of 2011, the Company entered into a troubled debt restructuring (“TDR”) agreement with one commercial relationship. At March 31, 2011, the carrying value of the TDR was $737,000. The Company granted a concession by deferring interest on the borrowing and extending the term. The TDR is currently on non-accrual status. At March 31, 2011, the total carrying value of loans in TDR status is $21.1 million.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at March 31, 2011 and December 31, 2010.

Table 1: Summary of Non-performing Assets and TDRs

	March 31, 2011	December 31, 2010
Non-performing assets:
Non-accrual loans	$113,959	$159,426
Non-accrual loans held-for-sale	71,771	-
Troubled debt restructuring, non-accruing	831	11,796
Loans past due 90 days and accruing	1,263	2,554
Real estate owned, net	4,439	3,913
Total non-performing assets	192,263	177,689
Troubled debt restructuring, accruing	$20,276	$20,341

The Company’s allowance for losses on loans decreased to $58.5 million, or 2.58% of gross loans receivable, at March 31, 2011 from $81.7 million, or 3.24% of gross loans receivable, at December 31, 2010. The provision for loan losses was $60.3 million for the three months ended March 31, 2011 compared to $9.6 million for the same period in 2010. The decline in reserve balances is due to the transfer of loans to held-for-sale in the quarter ended March 31, 2011.  Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves. Net charge-offs for the three months ended March 31, 2011 were $83.5 million, or 3.4% of average loans outstanding. Net charge-offs for the three months ended March 31, 2011 include $69.4 million related to the transfer of loans to held-for-sale and $13.8 million in additional charge-offs on various commercial loan relationships.

Real estate owned increased $526,000 to $4.4 million at March 31, 2011 as compared to $3.9 million at December 31, 2010. During the three months ended March 31, 2011, the Company transferred one residential property with a carrying amount of $559,000 into real estate owned.  In addition, one commercial property with a carrying amount of $33,000 was sold resulting in a gain of $87,000. At March 31, 2011, there are 12 properties included in the Company’s real estate owned portfolio, six of which are former bank branches.

The net deferred tax asset decreased $2.5 million from $4.2 million at December 31, 2010 to $1.8 million at March 31, 2011 due to a decrease in the unrealized losses on available-for-sale investment securities. The Company maintains a valuation allowance of $88.3 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company andit is more likely than not that the full deferred tax asset will not be realized.

    Investment securities available for sale decreased $20.6 million, or 4.4%, from $472.9 million at December 31, 2010 to $452.3 million at March 31, 2011. Investment securities held to maturity decreased $612,000, or 20.1%, from $3.0 million at December 31, 2010 to $2.4 million at March 31, 2011. The overall decrease in the investment securities portfolio was due primarily to the sale of a bond with a private label mortgage-backed security with a book value of $6.9 million in addition to security pay downs. The Company is maintaining its strategy of prudently investing any excess liquidity and maintaining its slight asset sensitive risk profile in light of anticipated rate increases in the not too distant future.

Bank owned life insurance (“BOLI”) increased $546,000 from $74.7 million at December 31, 2010, to $75.2 million at March 31, 2011. The increase was the result of an increase in the cash surrender value of the policies during the three months ended March 31, 2011, which is included in non-interest income in the unaudited condensed consolidated statements of operations.

Other assets decreased $10.9 million, or 12.4%, to $77.4 million at March 31, 2011 from $88.3 million at December 31, 2010. This decrease was primarily the result of $15.8 million in interest swap reductions recorded during the three months ended March 31, 2011. This was offset by a $5.9 million receivable recorded for a trade date investment sale during the three months ended March 31, 2011. For more information on the Company’s financial derivative instruments, see Note 7 of the notes to unaudited condensed consolidated financial statements.

Total deposits at March 31, 2011 were $2.85 billion, a decrease of $93.0 million, or 3.2%, from $2.94 billion at December 31, 2010. This decrease is due primarily to a decrease of $79.4 million in certificates of deposit, including those placed through brokers. Core deposits, which exclude all certificates of deposit, decreased $13.5 million to $2.13 billion, or 74.8% of total deposits at March 31, 2011, as compared to $2.14 billion, or 72.8% of total deposits at December 31, 2010.

Total borrowings, excluding debentures held by trusts, totaled $33.3 million and $33.4 million at March 31, 2011 and December 31, 2010, respectively.

Other liabilities decreased $9.2 million, or 11.1%, to $73.5 million at March 31, 2011 from $82.6 million at December 31, 2010. This decrease was primarily due to a decrease in the Company’s interest rate swap liabilities.

Stockholders’ equity increased $18.5 million, or 6.9%, to $286.7 million at March 31, 2011 from $268.2 million at December 31, 2010. There was an increase of $81.4 million in stockholders’ equity as a result of the Company's common stock offering during the three months ended March 31, 2011. Retained deficit increased $67.1 million as a result of losses the Company experienced during the three months ended March 31, 2011.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

Overview. The Company recognized a net loss available to shareholders for the three months ended March 31, 2011 of $67.1 million, or a loss of $1.25 per common share, compared to a net loss of $762,000, or a loss of $0.03 per common share, for the same period in 2010. During the three months ended March 31, 2011 and 2010, the Company recorded $60.3 million and $9.6 million of loan loss provisions, respectively.

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

 Net interest income, on a tax-equivalent basis, decreased $2.6 million to $25.5 million for the three months ended March 31, 2011, from $28.2 million for the same period in 2010.

 Tax equivalent interest income decreased $4.9 million, or 13.1%, from $37.3 million for the three months ended March 31, 2010, to $32.3 million for the three months ended March 31, 2011. This decrease was primarily volume driven as interest-earning assets decreased $33.2 million from March 31, 2010. In addition, the yield on loans decreased 23 basis points to 4.56% for the three months ended March 31, 2011 from 4.79% for the comparable prior year period. Investment yields decreased by 114 basis points to 3.27% for the three months ended March 31, 2011 from 4.41% for the comparable prior year period.

    Interest expense decreased $2.3 million, or 24.6%, for the three months ended March 31, 2011, as compared to the same period in 2010. This decrease was primarily interest rate driven as the cost of average interest-bearing deposits decreased 31 basis points, resulting in a reduction to interest expense of $2.8 million. This decrease occurred as the Company aggressively lowered interest rates on deposits in 2010.

The interest rate spread and net interest margin, on a tax-equivalent basis, for the three months ended March 31, 2011 were 3.06% and 3.26%, respectively, compared to 3.35% and 3.56%, respectively, for the same period in 2010.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended March 31, 2011 and 2010. Average balances are derived from daily balances.

Table 2: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$2,072,519	$23,152	4.47%	$2,241,443	$26,166	4.67%
Home equity lines of credit	235,962	2,550	4.32	258,359	3,032	4.69
Home equity term loan	53,402	775	5.81	67,435	1,063	6.31
Residential real estate	73,662	1,005	5.46	73,333	1,019	5.56
Other	55,847	946	6.78	63,804	1,106	6.93
Total loans receivable	2,491,392	28,428	4.56	2,704,374	32,386	4.79
Investment securities (3)	480,964	3,934	3.27	449,691	4,957	4.41
Interest-earning deposits with banks	158,128	96	0.24	9,618	4	0.17
Total interest-earning assets	3,130,484	32,458	4.15	3,163,683	37,347	4.72
Non-interest-earning assets:
Cash and due from banks	67,944			45,194
Bank properties and equipment, net	53,538			53,081
Goodwill and intangible assets, net	48,352			141,859
Other assets	93,821			150,427
Total non-interest-earning assets	263,655			390,561
Total assets	$3,394,139			$3,554,244

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,393,182	$2,178	0.63%	$1,260,824	$2,781	0.88%
Savings deposits	277,409	427	0.62	301,302	651	0.86
Time deposits	752,252	2,985	1.59	916,491	4,195	1.83
Total interest-bearing deposit accounts	2,422,843	5,590	.92	2,478,617	7,627	1.23
Short-term borrowings:
Federal funds purchased	-	-		47,556	63	0.53
Securities sold under agreements to repurchase - customers	7,064	3	0.17	15,487	5	0.13
Long-term borrowings:
FHLBNY advances (4)	18,794	218	4.64	30,019	343	4.57
Obligations under capital lease	8,079	134	6.63	8,281	138	6.67
Junior subordinated debentures	92,786	978	4.22	92,786	1,008	4.35
Total borrowings	126,723	1,333	4.21	194,129	1,557	3.21
Total interest-bearing liabilities	2,549,566	6,923	1.09	2,672,746	9,184	1.37
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	481,605			440,860
Other liabilities	85,161			80,163
Total non-interest-bearing liabilities	566,766			521,023
Total liabilities	3,116,332			3,193,769
Shareholders' equity	277,808			360,475
Total liabilities and shareholders' equity	$3,394,140			$3,554,244

Net interest income		$25,535			$28,163
Interest rate spread (5)			3.06%			3.35%
Net interest margin (6)			3.26%			3.56%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.78%			118.37%

(1) Average balances include non-accrual loans.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3)  Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for three months ended March 31, 2011 and 2010 were $409,000 and $540,000, respectively.

(4) Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Quarterly Rate-Volume Variance Analysis(1)

	For the Three Months Ended March 31, 2011 vs. 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(1,920)	$(1,094)	$(3,014)
Home equity lines of credit	(252)	(230)	(482)
Home equity term loan	(208)	(80)	(288)
Residential real estate	26	(40)	(14)
Other	(136)	(24)	(160)
Total loans receivable	(2,490)	(1,468)	(3,958)
Investment securities	1,969	(2,992)	(1,023)
Interest-earning deposits with banks	90	2	92
Total interest-earning assets	(431)	(4,458)	(4,889)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	1,535	(2,138)	(603)
Savings deposits	(49)	(175)	(224)
Time deposits	(698)	(512)	(1,210)
Total interest-bearing deposit accounts	788	(2,825)	(2,037)
Short-term borrowings:
Federal funds purchased	(31)	(32)	(63)
Securities sold under agreements to repurchase - customers	(9)	7	(2)
Long-term borrowings:
FHLBNY advances(2)	(160)	35	(125)
Obligations under capital lease	(3)	(1)	(4)
Junior subordinated debentures	-	(30)	(30)
Total borrowings	(203)	(21)	(224)
Total interest-bearing liabilities	585	(2,846)	(2,261)
Net change in net interest income	$(1,016)	$(1,612)	$(2,628)
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

    Provision for Loan Losses. The Company recorded a provision for loan losses of $60.3 million during the three months ended March 31, 2011, as compared to $9.6 million for the same period in 2010. The provision for the three months ended March 31, 2011 included $69.4 million of charge-offs related to the transfer of $179.9 million of loans to held-for-sale. The remaining difference relates primarily to $10.2 million of additional loan loss reserves related to two commercial relationships.

The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, decreased $251.0 million, or 10.0%, to $2.27 billion at March 31, 2011 as compared to $2.52 billion at December 31, 2010. The ratio of allowance for loan losses to gross loans receivable was 2.58% at March 31, 2011 as compared to 3.24% at December 31, 2010. Net charge-offs for the three months ended March 31, 2011 were $83.5 million, or 3.4% of average loans outstanding, as compared to $6.3 million, or 0.2%, during the same period in 2010. Net charge-offs for the three months ended March 31, 2011 include $69.4 million related to the transfer of loans to held-for-sale. In addition, the Company recorded $13.8 million in additional charge-offs on various commercial loan relationships. The Company continues to provide for higher provision levels based on a continuing elevated level of delinquencies, non-accrual loans and criticized and classified loans, as well as continued pressure on collateral values, which reflect, in part, the impact of the recent recession on many of the Company’s commercial customers, specifically those in the hospitality industry.

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

Non-Interest (Loss)/Income. Non-interest (loss)/income decreased $9.8 million to a loss of $4.1 million for the three months ended March 31, 2011, as compared to income of $5.7 million for the same period in 2010. This decrease was primarily attributable to $8.4 million in fair value credit adjustments during the first quarter of 2011 on the Company’s derivative portfolio, resulting from the transfer of certain loans to held-for-sale as well as credit deterioration of the Company’s counterparties. In addition, a loss of $1.0 million was recorded in the three months ended March 31, 2011 due to the sale of one private label mortgage-backed security. Also, there was a decrease of $394,000 in service charges on deposit accounts from the comparable prior year period.

Non-Interest Expense. Non-interest expense increased $1.7 million, or 6.5%, to $27.8 million for the three months ended March 31, 2011 as compared to $26.1 million for the same period in 2010. The increase in non-interest expense was primarily attributable to an increase of $2.3 million in problem loan expense, of which $1.1 million related to delinquent real estate taxes associated with those loans transferred to held-for-sale. Insurance expense increased by $506,000 for the three months ended March 31, 2011 as compared to the comparable prior year due to increases in the Company’s Federal Deposit Insurance Corporation deposit insurance requirements. Offsetting these increases was the reversal of $919,000 in the Company’s unfunded loan reserves in the three months ended March 31, 2011.

Income Tax Provision. The income tax provision increased $1.7 million, to $29,000 for the three months ended March 31, 2011 as compared to an income tax benefit of $1.6 million for the same period in 2010. The Company established a valuation allowance against its entire net deferred tax asset, in excess of unrealized losses on available-for-sale securities, in the third quarter of 2010 after concluding that it was more likely than not that the future benefits of the deferred tax asset would not be realized. As such, no federal income tax expense or benefit has been recognized by the Company since that time.

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

    The major source of the Company's funding is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained from a variety of wholesale funding sources as well including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other secured and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes; however, this funding source is currently limited to 3.5% of the Bank’s total liabilities in accordance with a written agreement between the Bank and the OCC (the “OCC Agreement”) as discussed later in this section. In a continued effort to balance deposit growth and net interest margin, especially in the current interest environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. Deposit rates continued to decrease throughout 2010 and into 2011.  As a result, the Company continued to experience a decline in certificates of deposit and interest-bearing demand deposits through the first quarter of 2011. Core deposits, which exclude all certificates of deposit, decreased $13.5 million to $2.13 billion, or 74.8% of total deposits at March 31, 2011, as compared to $2.14 billion, or 72.8% of total deposits at December 31, 2010. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $248.1 million, of which none was utilized, and the FHLBNY of approximately $59.5 million, of which $18.7 million was utilized. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of approximately $45.0 million, of which none were utilized as of March 31, 2011. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of March 31, 2011, the Company had a par value of $407.4 million and $49.5 million in loans and securities, respectively, pledged as collateral on secured borrowings with the Federal Reserve and FHLBNY.

The Company's primary uses of funds are the origination of loans; the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending March 31, 2012 total $511.3 million, or approximately 71.1% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

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

On April 15, 2010, the Bank entered into the OCC Agreement which contained requirements to develop and implement a profitability and capital plan which will provide for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment.  The capital plan was required to contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC.

    The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. As noted earlier in this section, the Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At March 31, 2011, the Bank’s brokered deposits represented 2.2% of its total liabilities.

Management is taking all necessary actions to ensure the Bank becomes fully compliant with all requirements of the Agreement,

    The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At March 31, 2011, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.05%, Tier 1 Capital ratio was 11.38%, and Total Capital ratio was 12.65%.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of March 31, 2011:

Table 6: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$364,858	13.73%	$212,518	8.00%	N/A
Sun National Bank	335,377	12.65	212,156	8.00	$265,196	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	321,791	12.11	106,259	4.00	N/A
Sun National Bank	301,908	11.38	106,078	4.00	159,117	6.00
Leverage ratio:
Sun Bancorp, Inc.	321,791	9.62	133,848	4.00	N/A
Sun National Bank	301,908	9.05	133,411	4.00	166,764	5.00
(1) Not applicable for bank holding companies.

The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) which was signed into law on July 21, 2010, the maximum deposit insurance limit was permanently increased to $250,000.

In addition, the Dodd-Frank Act amended the Federal Deposit Insurance Act to provide for full deposit insurance coverage for non interest-bearing transaction accounts for a two year period beginning December 31, 2010.  This applies to all insured depository institutions with no opt in or opt out requirements.

In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 31, 2009, the Company paid the FDIC prepaid assessment of $18.3 million.  At March 31, 2011, the Company’s prepaid assessment balance was $9.5 million, with $1.7 million being recognized in expense in the three months ended March 31, 2011.

    The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2010, and would have limited capital securities and other restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2010, the Federal Reserve Board extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25 percent of all core capital elements, including goodwill. The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2011, $80.5 million in capital securities qualified as Tier 1 and the remaining $9.5 million qualified as Tier 2.

The ability of the Bank to pay dividends to the Company is governed by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at March 31, 2011. Per the Agreement, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC.

See Note 14 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at March 31, 2011 was $54.7 million and the portion of the exposure not covered by collateral was approximately $874,000. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at March 31, 2011 and December 31, 2010 was $571,000 and $1.5 million, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

    In October 2007, Visa Inc. (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008. At the time of the announcement, the Company was a member of the Visa USA network. As part of Visa’s restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests. The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007. In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not a named defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, in accordance with Visa’s by-laws, the Company and other Visa USA, Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. On May 28, 2010, Visa deposited an additional $500 million into the litigation escrow account previously established to satisfy specific settlement obligations. Visa funded the additional amount into the escrow account by reducing each Class B shareholders’ conversion ratio to Visa Class A shares from 0.5824 to 0.5550.  Furthermore, on October 8, 2010, Visa deposited another $800 million into the litigation escrow account further reducing the conversion ratio from 0.5550 to 0.5102. The Company currently has 7,672 Class B shares, with a zero cost basis. The Company’s indemnification obligation is limited to its proportionate interest in Visa USA, Inc. The Company determined that its potential indemnification obligations based on its proportionate share of ownership in Visa USA, Inc. was not material at March 31, 2011 or December 31, 2010.

Recent Accounting Principles

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This guidance removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The update also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This guidance is effective for public entities for the first interim or annual period beginning on or after December 15, 2011. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This guidance clarifies the guidance from ASU 2010-20, Receivables (Topic 310) on a creditor’s evaluation of whether a concession has been granted and whether a debtor is experiencing financial difficulties. This guidance also requires the disclosures related to troubled debt restructurings from Update 2010-20 are effective for public entities for the first interim or annual period beginning on or after June 15, 2011. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

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

    At March 31, 2011, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $299.4 million representing a positive one-year gap ratio of 8.98%. All amounts are categorized by their actual maturity, anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at March 31, 2011 shows a position that is relatively neutral to interest rates with a slightly more negative bias as rates decrease. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of March 31, 2011. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	2.0
+100	0.2
-100	-1.3
-200	-2.8

Derivative Financial Instruments. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. In general, the derivative transactions entered into by the Company fall into one of two types: a fair value hedge of a specific fixed-rate loan agreement and an economic hedge of a derivative offering to a Bank customer. Derivative financial instruments involve, to varying degrees, interest rate, market and credit risk. The Company manages these risks as part of its asset and liability management process and through credit policies and procedures. The Company seeks to minimize counterparty credit risk by establishing credit limits and collateral agreements. The Company does not use derivative financial instruments for trading purposes. For more information on the Company’s financial derivative instruments, please see Note 7 of the notes to unaudited condensed consolidated financial statements.

Item 4. Controls and Procedures

 (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not engaged in any legal proceedings of a material nature at March 31, 2011. In the ordinary course, the Company is from time to time party to legal proceedings incident to its business.  While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission.

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

Sun Bancorp, Inc.
Registrant

Date: May 9, 2011	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer

Date: May 9, 2011	/s/ Robert B. Crowl
Robert B. Crowl
Executive Vice President and
Chief Financial Officer

Date: May 9, 2011	/s/ Neil Kalani
Neil Kalani
Senior Vice President and
Chief Accounting Officer and Controller