Form 10-Q
period 2011-06-30
SUN BANCORP INC /NJ/
filed 2011-08-09
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ] Accelerated filer [x]  Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).
Yes [  ] No [x]

Common Stock, $1.00 Par Value – 83,079,603 Shares Outstanding at August 3, 2011

SUN BANCORP, INC. AND SUBSIDIARIES

Item 1. Financial Statements

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$77,107	$36,522
Interest-earning bank balances	115,538	150,704
Cash and cash equivalents	192,645	187,226
Investment securities available for sale (amortized cost of $461,848 and $483,255 at June 30, 2011 and December 31, 2010, respectively)	460,965	472,864
Investment securities held to maturity (estimated fair value of $2,199 and $3,155 at June 30, 2011 and December 31, 2010, respectively)	2,115	3,039
Loans receivable (net of allowance for loan losses of $58,328 and $81,713 at June 30, 2011 and December 31, 2010, respectively)	2,258,279	2,439,633
Loans held-for-sale	20,514	13,824
Restricted equity investments	15,734	17,590
Bank properties and equipment, net	55,114	53,428
Real estate owned	3,306	3,913
Accrued interest receivable	8,488	10,004
Goodwill	38,188	38,188
Intangible assets, net	8,789	10,631
Deferred taxes, net	361	4,245
Bank owned life insurance (BOLI)	75,762	74,656
Other assets	73,530	88,305
Total assets	$3,213,790	$3,417,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,723,676	$2,940,460
Securities sold under agreements to repurchase – customers	6,743	6,307
Advances from the Federal Home Loan Bank of New York (FHLBNY)	3,372	3,999
Securities sold under agreements to repurchase – FHLBNY	15,000	15,000
Obligations under capital lease	7,991	8,111
Junior subordinated debentures	92,786	92,786
Other liabilities	65,403	82,641
Total liabilities	2,914,971	3,149,304

Commitments and contingencies (see Note 10)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $1 par value, 100,000,000 shares authorized; 85,159,810 shares issued and 83,053,087 shares outstanding at June 30, 2011; 52,463,594 shares issued and 50,356,871 shares outstanding at December 31, 2010	85,160	52,464
Additional paid-in capital	499,176	438,335
Retained deficit	(258,681)	(190,015)
Accumulated other comprehensive loss	(523)	(6,146)
Deferred compensation plan trust	(151)	(234)
Treasury stock at cost, 2,106,723 shares at June 30, 2011 and December 31, 2010	(26,162)	(26,162)
Total shareholders’ equity	298,819	268,242
Total liabilities and shareholders’ equity	$3,213,790	$3,417,546
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011		2010		2011	2010
INTEREST INCOME
Interest and fees on loans		$28,538		$32,926	$56,966	$65,312
Interest on taxable investment securities		2,864		2,850	5,483	6,039
Interest on non-taxable investment securities		683		888	1,442	1,893
Dividends on restricted equity investments		220		206	463	433
Total interest income		32,305		36,870	64,354	73,677
INTEREST EXPENSE
Interest on deposits		4,808		7,236	10,398	14,863
Interest on funds borrowed		356		431	711	980
Interest on junior subordinated debentures		649		1,023	1,627	2,031
Total interest expense		5,813		8,690	12,736	17,874
Net interest income		26,492		28,180	51,618	55,803
PROVISION FOR LOAN LOSSES		4,836		13,978	65,119	23,578
Net Interest income (loss) after provision for loan losses		21,656		14,202	(13,501)	32,225
NON-INTEREST INCOME
Service charges on deposit accounts		2,702		3,044	5,252	5,988
Other service charges		88		99	174	178
Gain on sale of loans		708		712	1,633	1,315
Net impairment losses on available for sale securities
Total impairment losses	$-		$-		$(250)	$-
Portion of loss recognized in other comprehensive income (before taxes)	-		-		-	-
Net impairment losses recognized in operations		-		-	(250)	-
Gain on sale of investment securities		2,421		145	1,408	145
Investment products income		1,010		792	1,898	1,395
BOLI income		560		539	1,106	1,077
Derivative credit valuation adjustment		(3,624)		(1,980)	(12,015)	(2,011)
Other		1,128		1,065	1,688	1,980
Total non-interest income		4,993		4,416	894	10,067
NON-INTEREST EXPENSE
Salaries and employee benefits		12,885		14,361	25,871	27,220
Occupancy expense		3,305		2,895	6,709	6,435
Equipment expense		1,903		1,750	3,585	3,486
Data processing expense		1,111		1,101	2,176	2,187
Amortization of intangible assets		921		921	1,842	1,842
Goodwill impairment		-		89,706	-	89,706
Insurance expense		1,261		2,020	3,274	3,527
Professional fees		1,215		459	1,980	1,043
Advertising expense		1,322		532	1,887	1,112
Problem loan expense		1,863		1,461	4,970	2,284
Real estate owned expense, net		635		94	630	310
Office supplies expense		324		421	669	786
Other		1,499		1,965	2,433	3,824
Total non-interest expense		28,244		117,686	56,026	143,762
LOSS BEFORE INCOME TAXES		(1,595)		(99,068)	(68,633)	(101,470)
INCOME TAX EXPENSE (BENEFIT)		4		(17,898)	33	(19,538)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS		$(1,599)		$(81,170)	$(68,666)	$(81,932)

Basic loss per share		$(0.02)		$(3.46)	$(1.01)	$(3.50)
Diluted loss per share		$(0.02)		$(3.46)	$(1.01)	$(3.50)
Weighted average shares – basic	82,585,859		23,431,305		68,160,742	23,398,538
Weighted average shares – diluted	82,585,859		23,431,305		68,160,742	23,398,538
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
BALANCE, JANUARY 1, 2010	$-	$25,436	$362,189	$(4,597)	$(149)	$(124)	$(26,162)	$356,593
Comprehensive loss:
Net loss	-	-	-	(81,932)	-	-	-	(81,932)
Unrealized losses on available for sale securities net of reclassification adjustment, net of tax	-	-	-	-	(2,706)	-	-	(2,706)
Comprehensive loss								(84,638)
Issuance of common stock	-	143	480	-	-	(90)	-	533
Stock-based compensation	-	10	663	-	-	-	-	673
BALANCE, JUNE 30, 2010	$-	$25,589	$363,332	$(86,529)	$(2,855)	$(214)	$(26,162)	$273,161

BALANCE, JANUARY 1, 2011	$-	$52,464	$438,335	$(190,015)	$(6,146)	$(234)	$(26,162)	$268,242
Comprehensive loss:
Net loss	-	-	-	(68,666)	-	-	-	(68,666)
Unrealized gain on available for sale securities, net of tax (See Note 1)	-	-	-	-	6,308	-	-	6,308
Reclassification adjustment for net loss included in net income, net of tax (See Note 1)	-	-	-	-	(833)	-	-	(833)
Portion of reclassification adjustment recognized in earnings, net of tax (See Note 1)	-	-	-	-	(148)	-	-	(148)
Comprehensive loss								(63,043)
Stock issuance costs	-	-	(532)	-	-	-	-	(532)
Issuance of common stock (See Note 13)	-	32,689	60,604	-	-	83	-	93,376
Stock-based compensation	-	7	769	-	-	-	-	776
BALANCE, JUNE 30, 2011	$-	$85,160	$499,176	$(258,681)	$(523)	$(151)	$(26,162)	$298,819
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(68,666)	$(81,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	65,119	23,578
Reserve for unfunded commitments	(1,030)	-
Depreciation, amortization and accretion	3,373	5,509
Goodwill impairment	-	89,706
Write down of book value of bank properties and equipment and real estate owned	992	25
Other-than-temporary impairment on investment securities	250	-
Gain on sale of investment securities available-for-sale	(1,408)	(160)
Net loss on sale of real estate owned	1	9
Gain on sale of mortgage loans	(1,633)	(1,315)
Derivative credit valuation adjustments	12,015	2,011
Increase in cash surrender value of BOLI	(1,106)	(1,077)
Deferred income taxes	-	(20,916)
Stock-based compensation	776	673
Shares contributed to employee benefit plans	520	325
Mortgage loans originated for sale	(56,210)	(77,682)
Proceeds from the sale of mortgage loans	62,464	74,723
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	1,516	855
Other assets	2,599	(14,570)
Other liabilities	(12,694)	4,178
Net cash provided by operating activities	6,878	3,940
INVESTING ACTIVITIES
Purchases of investment securities	(140,394)	(99,068)
Redemption of restricted equity securities	1,856	98
Proceeds from maturities, prepayments or calls of investment securities available for sale	81,640	101,595
Proceeds from maturities, prepayments or calls of investment securities held to maturity	923	2,453
Proceeds from sale of investment securities	78,532	21,104
Proceeds from death benefit from BOLI	-	5,171
Proceeds from sale of loans	99,162	-
Net decrease (increase) in loans	5,024	(35,949)
Purchases of bank properties and equipment	(4,957)	(2,087)
Proceeds from sale of real estate owned	1,076	8,022
Net cash provided by investing activities	122,862	1,339
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(216,784)	52,548
Net repayments of federal funds purchased	-	(52,000)
Net borrowings (repayments) of securities sold under agreements to repurchase - customer	436	(1,521)
Repayment of advances from FHLBNY	(627)	(10,602)
Repayment of obligations under capital leases	(120)	(84)
Proceeds from issuance of common stock	92,774	70
Net cash used in financing activities	(124,321)	(11,589)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,419	(6,310)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	187,226	59,120
CASH AND CASH EQUIVALENTS, END OF PERIOD	$192,645	$52,810
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$14,262	$18,950
Income taxes paid	154	110
Income tax refunds	-	2,724
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Receivable on principal pay downs of mortgage-backed securities	$-	$2,993
Transfer of loans to held-for-sale	11,296	-
Transfer of loans to real estate owned	949	2,356
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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report on Form 10-K of Sun Bancorp, Inc. (the “Company”) for the year ended December 31, 2010. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment on investment securities, income taxes and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

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

Loans Held-for-sale. Loans held-for-sale totaled $20.5 million and $13.8 million at June 30, 2011 and December 31, 2010, respectively. On April 12, 2011, the Company executed a definitive agreement to sell $174.3 million of loans, having a book balance of $159.8 million, to a third-party investor for gross proceeds of $99.2 million. This sale was completed in May 2011. As the Company had the intent to sell these loans in the first quarter of 2011, the related loans were transferred to held-for-sale at March 31, 2011 at fair value. The Company transferred an additional $20.1 million of loans to held-for-sale at March 31, 2011 at a fair value of $11.3 million. The remaining balance of $9.2 million at June 30, 2011 and $13.8 million at December 31, 2010, represents mortgage loans held-for-sale which are carried at the lower of cost or estimated fair value, on an aggregate basis.

Accumulated Other Comprehensive Loss. The Company classifies items of accumulated comprehensive loss by their nature and displays the balance of accumulated other comprehensive loss separately from retained deficit and additional paid-in capital in the equity section of the unaudited condensed consolidated statements of financial condition. Amounts categorized as accumulated other comprehensive loss represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment ("OTTI") loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income for the period. These reclassifications for the six months ended June 30, 2011 and 2010 are as follows:

	For the Six Months Ended June 30,
	2011			2010
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain on securities available for sale during the period	$10,666	$(4,358)	$6,308	$(4,062)	$1,516	$(2,546)
Reclassification adjustment for gains included in net income(1)(2)	(1,408)	575	(833)	(160)	-	(160)
Reclassification adjustment for net impairment loss recognized in earnings(1)	250	(102)	148	-	-	-
Net unrealized gain on securities available for sale	$9,508	$(3,885)	$5,623	$(4,222)	$1,516	$(2,706)
(1) All amounts are included in non-interest income in the unaudited condensed consolidated statements of operations.
(2) Reclassification adjustment for the six months ended June 30, 2010 is tax exempt as all sales/calls during the period were for tax-exempt securities.

Recent Accounting Principles. In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance eliminates the presentation option of presenting the component of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, the guidance requires the consecutive presentation of the statement of net income and other comprehensive income and requires the entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. These changes will apply to both annual and interim financial statements. This guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this guidance amends only presentation requirements, the adoption will not impact the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This amendment results in common fair value measurement and disclosure requirements in GAAP and IFRS. This guidance is not intended to change the application requirements in Topic 820. This guidance is effective for public entities during interim and annual periods beginning after December 15, 2011. As this guidance amends only the disclosure requirements and not the application of the accounting standard, the adoption will not impact the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This guidance removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The update also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This guidance is effective for public entities for the first interim or annual period beginning on or after December 15, 2011. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This guidance clarifies the guidance from ASU 2010-20, Receivables (Topic 310) on a creditor’s evaluation of whether a concession has been granted and whether a debtor is experiencing financial difficulties. This guidance also requires the disclosures related to troubled debt restructurings from Update 2010-20 as effective for public entities for the first interim or annual period beginning on or after June 15, 2011. This guidance should be applied retroactively to January 1, 2011. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

(2) Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees, and when appropriate non-employees, in accordance with the fair value recognition provisions of FASB ASC 718, Compensation – Stock Compensation, (“FASB ASC 718”). Under the fair value provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and it is recognized as expense over the appropriate vesting period using the straight-line method. However, consistent with FASB ASC 718, the amount of stock-based compensation cost recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and, as a result, it may be necessary to recognize the expense using a ratable method. Although the provisions of FASB ASC 718 should generally be applied to non-employees, FASB ASC 505-50, Equity-Based Payments to Non-Employees, is used in determining the measurement date of the compensation expense for non-employees.

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

Activity in the stock option plans for the six months ended June 30, 2011 was as follows:

Summary of Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2011	2,728,139	$8.29	1,750,189
Granted	240,500	4.29
Exercised	-	-
Forfeited	(58,411)	4.88
Expired	(73,670)	11.76
June 30, 2011	2,836,558	$7.94	1,787,399
Stock options vested or expected to vest(1)	2,787,583	$7.97
(1) Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 5.0 years for options outstanding and 2.8 years for options exercisable as of June 30, 2011.

At June 30, 2011, the aggregate intrinsic value was $18,000 for options outstanding and $0 for options exercisable.

During the six months ended June 30, 2011 and 2010, the Company granted 240,500 options and 248,194 options, respectively. In accordance with FASB ASC 718, the fair value of the stock options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of the stock option is estimated using historical exercise behavior of employees at a particular level of management who were granted options with a 10-year term. The stock options have historically been granted with this term, and therefore, information necessary to make this estimate was available. The use of an expected term assumption shorter than the contractual term is not deemed appropriate for non-employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the options for the six months ended June 30, 2011 and 2010 are as follows:

Weighted Average Assumptions Used in Black-Scholes Option Pricing Model

	For the Six Months Ended June 30,
	2011	2010
Weighted average fair value of options granted	$2.12	$1.87
Weighted average risk-free rate of return	2.74%	3.29%
Weighted average expected option life in months	78	95
Weighted average expected volatility	47%	44%
Expected dividends(1)	$-	$-
(1) To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested restricted stock award activity during the six months ended June 30, 2011 is presented in the following table:

Summary of Nonvested Restricted Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards outstanding, January 1, 2011	309,481	$6.16
Issued	-	-
Vested	(10,512)	11.89
Forfeited	(17,813)	4.81
Nonvested stock awards outstanding, June 30, 2011	281,156	$6.03

There were no shares of restricted stock awards issued during the six months ended June 30, 2011. During the six months ended June 30, 2010, there were 60,000 shares of restricted stock awards issued that were valued at $246,000 at the grant date. The value of these shares is based upon the closing price of the common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the restricted stock awards issued.

Total compensation expense recognized related to options and restricted stock awards, including that for non-employee directors, during the three and six months ended June 30, 2011 was $394,000 and $794,000, respectively, as compared to $145,000 and $262,000 for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, there was approximately $2.0 million and $749,000 of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted by the Company. The cost of the options and stock awards is expected to be recognized over a weighted average period of 2.7 years and 1.8 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at June 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011
Available for sale:
U.S. Treasury securities	$11,999	$72	$-	$12,071
U.S. Government agency mortgage-backed securities	372,348	4,738	(942)	376,144
Other mortgage-backed securities	328	-	(19)	309
State and municipal securities	63,321	1,500	(41)	64,780
Trust preferred securities	12,618	-	(6,191)	6,427
Other securities	1,234	-	-	1,234
Total available for sale	461,848	6,310	(7,193)	460,965

Held to maturity:
U.S. Government agency mortgage-backed securities	2,115	84	-	2,199
Total held to maturity	2,115	84	-	2,199
Total investment securities	$463,963	$6,394	$(7,193)	$463,164

December 31, 2010
Available for sale:
U.S. Treasury securities	$47,017	$2	$-	$47,019
U.S. Government agency mortgage-backed securities	329,973	2,862	(4,348)	328,487
Other mortgage-backed securities	7,472	-	(1,335)	6,137
State and municipal securities	82,744	593	(940)	82,397
Trust preferred securities	12,867	-	(7,225)	5,642
Other securities	3,182	-	-	3,182
Total available for sale	483,255	3,457	(13,848)	472,864

Held to maturity:
U.S. Government agency mortgage-backed securities	2,887	116	-	3,003
Other mortgage-backed securities	152	-	-	152
Total held to maturity	3,039	116	-	3,155
Total investment securities	$486,294	$3,573	$(13,848)	$476,019

During the three months ended June 30, 2011, the Company had three state and municipal securities called prior to maturity at an aggregate par value of $2.0 million, resulting in gross realized gains of $17,000. During the same period, 21 securities were sold prior to maturity for gross proceeds of $72.0 million, which resulted in gross realized gains of $2.4 million, and six securities matured which had an aggregate value of $5.2 million.

During the six months ended June 30, 2011, the Company had one U.S. government agency mortgage-backed security and three state and municipal securities called prior to maturity at an aggregate par value of $20.0 million and $2.0 million, respectively, resulting in gross realized gains of $0 and $17,000, respectively. During the same period, 22 securities were sold prior to maturity for gross proceeds of $77.9 million, which resulted in gross realized gains and losses of $2.4 million and $1.0 million, respectively, and eight securities matured which had an aggregate value of $50.5 million. The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2011
U.S. Government agency mortgage-backed securities	124,275	(942)	-	-	124,275	(942)
Other mortgage-backed securities	-	-	309	(19)	309	(19)
State and municipal securities	1,662	(41)	-	-	1,662	(41)
Trust preferred securities	-	-	6,427	(6,191)	6,427	(6,191)
Total	$125,937	$(983)	$6,736	$(6,210)	$132,673	$(7,193)

December 31, 2010
U.S. Government agency mortgage-backed securities	$158,432	$(4,348)	$-	$-	$158,432	$(4,348)
Other mortgage-backed securities	-	-	6,289	(1,335)	6,289	(1,335)
State and municipal securities	34,135	(940)	-	-	34,135	(940)
Trust preferred securities	-	-	5,642	(7,225)	5,642	(7,225)
Total	$192,567	$(5,288)	$11,931	$(8,560)	$204,498	$(13,848)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations apply, the guidance requires the Company to record an OTTI charge to earnings for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations apply, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the consolidated statements of financial condition. Application of this guidance resulted in a credit related OTTI charge of $250,000 on a single issuer trust preferred security for the six months ended June 30, 2011.

The following is a roll-forward for the three and six months ended June 30, 2011 of OTTI charges recognized in earnings as a result of credit losses on investments:

Cumulative OTTI Recognized in Earnings

For the three months ended June 30, 2011	Amount
Cumulative OTTI, beginning of period	$10,203
Additional increase as a result of net impairment losses recognized on investments	-
Decrease as a result of the sale of an investment with net impairment losses	-
Cumulative OTTI, end of period	$10,203

For the six months ended June 30, 2011	Amount
Cumulative OTTI, beginning of period	$10,683
Additional increase as a result of net impairment losses recognized on investments	250
Decrease as a result of the sale of an investment with net impairment losses	(730)
Cumulative OTTI, end of period	$10,203

U.S. Government Agency Mortgage-Backed Securities. At June 30, 2011, the gross unrealized loss in the category of less than 12 months of $942,000 consisted of 12 mortgage-backed securities with an estimated fair value of $124.3 million issued and guaranteed by a U.S. Government sponsored agency. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of June 30, 2011, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Other Mortgage-Backed Securities. At June 30, 2011, the gross unrealized loss in the category 12 months or longer of $19,000 consisted of one non-agency mortgage-backed security with an estimated fair value of $309,000. This security was rated “AAA” by at least one nationally recognized rating agency. The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues, have been negatively impacted since 2008 as credit spreads widened dramatically. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of June 30, 2011, management concluded that an OTTI did not exist on this security and believes the unrealized losses are due to increases in market interest rates since the time the underlying security was purchased. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security. During the six months ended June 30, 2011, the Company sold one private label mortgage-backed security with a book value of $6.9 million for a loss of $1.0 million.

State and Municipal Securities. At June 30, 2011, the gross unrealized loss in the category 12 months or less was $41,000 and consisted of 5 municipal securities, all of which were rated investment grade or better by at least one nationally recognized rating agency, with an estimated fair value of $1.7 million. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The Company monitors rating changes in those issues rated by a nationally recognized rating agency and performs in-house credit reviews on those non-rated issues. The Company believes recovery of fair value is expected as the securities approach their maturity date or as valuations for such securities improve as market yields change.  As of June 30, 2011 management concluded that an OTTI did not exist on any of the aforementioned securities. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Trust Preferred Securities. At June 30, 2011, the gross unrealized loss in the category of 12 months or longer of $6.2 million consisted of two trust preferred securities. The trust preferred securities are comprised of one non-investment grade rated pooled security with an amortized cost of $8.8 million and estimated fair value of $5.2 million and one non-rated single issuer security with an amortized cost of $3.8 million and an estimated fair value of $1.2 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming senior position in the capital structure. The security had a 1.29 times principal coverage at June 30, 2011. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews a projected cash flow analysis for adverse changes in the present value of project future cash flows that may result in an OTTI credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% default or deferral rate every three years with no recovery. As of June 30, 2011, management concluded that an OTTI did not exist on the aforementioned security. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

The financial performance of the single issuer trust preferred security is monitored on a quarterly basis using data from the issuer’s most recent regulatory reports to assess the probability of cash flow impairment. Expected future cash flows are projected by incorporating the contractual cash flow of the security adjusted, if necessary, for potential changes in the amount or timing of cash flows due to the underlying creditworthiness of the issuer and covenants in the security.

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

During the six months ended June 30, 2011, the Company recorded an OTTI credit related charge of $250,000 related to this deferring single issuer trust preferred security. The Company had previously recorded a credit related charge of $950,000 in 2010.  Based on the Company’s most recent evaluation, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. However, the Company recognizes the length of time the issuer has been in deferral, the difficult economic environment and a continuing high level of non-performing assets increases the probability that a full recovery of principal and anticipated dividends may not be realized. In recognition of that increased probability, the Company recorded an additional credit related impairment in the six month period ended June 30, 2011.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at June 30, 2011 and December 31, 2010 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturities of Investment Securities

June 30, 2011	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,136	$20,220	$-	$-
Due after one year through five years	12,873	12,947	-	-
Due after five years through ten years	6,733	6,893	-	-
Due after ten years	49,430	44,452	-	-
Total investment securities, excluding mortgage-backed securities	89,172	84,512	-	-

U.S. Government agency mortgage-backed securities	372,348	376,144	2,115	2,119
Other mortgage-backed securities	328	309	-	-
Total investment securities	$461,848	$460,965	$2,115	$2,119

December 31, 2010
Due in one year or less	$66,245	$66,268	$-	$-
Due after one year through five years	5,622	5,626	-	-
Due after five years through ten years	3,379	3,423	-	-
Due after ten years	70,564	62,923	-	-
Total investment securities, excluding mortgage-backed securities	145,810	138,240	-	-

U.S. Government agency mortgage-backed securities	329,973	328,487	2,887	3,003
Other mortgage-backed securities	7,472	6,137	152	152
Total investment securities	$483,255	$472,864	$3,039	$3,155

At June 30, 2011, the Company had $218.3 million, amortized cost, and $220.3 million, estimated fair value, of investment securities pledged to secure public deposits. As of June 30, 2011, the Company had $58.9 million, amortized cost, and $59.9 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

 (4) Loans

The components of loans as of June 30, 2011 and December 31, 2010 were as follows:

Loan Components

	June 30, 2011	December 31, 2010
Commercial:
Commercial and industrial	$505,899	$530,462
CRE owner occupied	638,978	713,587
CRE non-owner occupied	656,000	685,587
Land and development	104,751	173,856
Consumer:
Home equity lines of credit	234,688	239,729
Home equity term loans	47,920	53,912
Residential real estate	75,546	65,250
Other	52,825	58,963
Total gross loans held-for-investment	2,316,607	2,521,346
Allowance for loan losses	(58,328)	(81,713)
Net loans held-for-investment	$2,258,279	$2,439,633

Loans held-for-sale	$20,514	$13,824
Loans past due 90 days and accruing	-	2,554
Troubled debt restructuring, accruing	-	20,341

Loans on Non-Accrual Status

	June 30, 2011	December 31, 2010
Commercial:
Commercial & industrial	$13,490	$25,178
CRE owner occupied	42,364	30,920
CRE non-owner occupied	12,009	44,295
Land and development	35,232	48,124
Consumer:
Home equity lines of credit	5,653	4,616
Home equity term loans	1,160	1,134
Residential real estate	2,529	4,243
Other	1,369	916
Total non-accrual loans held-for-investment	$113,806	$159,426

Loans held-for-sale, non-accrual	$11,296	$-
Troubled debt restructuring, non-accrual	15,090	11,796

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

As of June 30, 2011, the Company had $39.0 million outstanding on 19 residential construction, commercial construction and land development relationships whose agreements included interest reserves. As of December 31, 2010, the Company had $81.1 million outstanding on 25 residential construction, commercial construction and land development relationships whose agreements included interest reserves. The total amount available in those reserves to fund interest payments was $1.1 million and $2.4 million at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, the Company had seven residential construction relationships with an interest reserve of $2.5 million on non-accrual status and one commercial construction relationship with an interest reserve of $140,000 on non-accrual status. As of December 31, 2010, the Company had six residential construction relationships with interest reserves of $3.4 million on non-accrual status. As these relationships are in technical default, no additional fundings of interest will be made. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at underwriting time in conjunction with the review of the plans and specifications for the project being financed.  Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring, (“FASB ASC 310-40”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. During the first quarter of 2011, the Company entered into a TDR agreement with one commercial relationship. At June 30, 2011, the carrying value of the TDR was $725,000. The Company granted a concession by deferring interest on the borrowing and extending the term. The TDR is currently on non-accrual status. During the three months ended June 30, 2011, the Company returned a TDR that was on accrual status, back to non-accrual for lack of repayment performance. At June 30, 2011, the total carrying value of loans in TDR status is $15.1 million, all of which are on non-accrual status.

  (5) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Six Months Ended June 30, 2011
	Commercial and industrial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	76,759	$2,883	$661	$1,410	$81,713
Charge-offs	(87,321)	(1,417)	(873)	(421)	(90,032)
Recoveries	1,329	54	29	116	1,528
Net charge-offs	(85,992)	(1,363)	(844)	(305)	(88,504)
Provision for loan losses	62,584	1,211	878	446	65,119
Ending balance	$53,351	$2,731	$695	$1,551	$58,328
Ending balance: individually evaluated for impairment	$23,400	$-	$-	$-	$23,400
Ending balance: collectively evaluated for impairment	$29,951	$2,731	$695	$1,551	$34,928
Financing Receivables:
Ending balance	$1,905,628	$282,608	$75,546	$52,825	$2,316,607
Ending balance: individually evaluated for impairment	$118,184	$138	$63	$-	$118,385
Ending balance: collectively evaluated for impairment	$1,787,444	$282,470	$75,483	$52,825	$2,198,222
(1) Amount includes both home equity lines of credit and term loans
(2) Includes the unallocated portion of the allowance for loan losses.

For the Six Months Ended June 30, 2010
Balance, beginning of period	$59,953
Charge-offs	(10,254)
Recoveries	475
Net charge-offs	(9,779)
Provision for loan losses	23,578
Balance, end of period	$73,752

The allowance for loan losses was $58.3 million and $81.7 million at June 30, 2011 and December 31, 2010, respectively. The ratio of allowance for loan losses to gross loans held-for-investment was 2.52% at June 30, 2011 as compared to 3.24% at December 31, 2010.

The provision for loan losses charged to expense is based upon historical loan loss experience, a series of qualitative factors and an evaluation of estimated losses in the current commercial loan portfolio, including the evaluation of impaired loans under FASB ASC 310, Receivables, and (“FASB ASC 310”). Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses in the consolidated statements of operations. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and qualitative factors, which generally include consumer loans, residential real estate loans, and small business loans. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, management’s abilities and external factors.

The following table presents the Company’s components of impaired loans held-for-investment, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Six Months Ended June 30, 2011
With no related allowance:
Commercial:
Commercial & industrial	$8,943	$13,041	$-	$12,071	$23	$23
CRE owner occupied	14,434	17,015	-	26,048	108	108
CRE non-owner occupied	7,878	7,879	-	18,569	-	-
Land and development	22,480	23,067	-	24,962	-	-
Consumer:
Home equity lines of credit	63	101	-	-	-	-
Home equity term loans	66	98	-	-	-	-
Residential real estate	72	88	-	-	-	-
With an allowance recorded:
Commercial:
Commercial & industrial	$11,389	$12,685	$4,619	$17,137	$336	$336
CRE owner occupied	35,452	51,367	15,859	26,764	212	201
CRE non-owner occupied	4,131	4,137	558	11,108	438	438
Land and development	13,477	13,477	2,364	14,839	-	-
Total commercial	$118,184	$142,668	$23,400	$151,498	$1,117	$1,106
Total consumer	$201	$287	$-	$-	$-	$-
For the Year Ended December 31, 2010
With no related allowance:
Commercial:
Commercial & industrial	$8,650	$9,570	$-	$5,387	$58	$58
CRE owner occupied	32,325	65,398	-	37,502	18	18
CRE non-owner occupied	24,047	33,445	-	9,398	-	-
Land and development	21,044	33,387	-	12,343	9	9
Consumer:
Residential real estate	-	-	-	23	-	-
Other	-	-	-	644	-	-
With an allowance recorded:
Commercial:
Commercial & industrial	$26,938	$32,365	$6,109	$20,959	$454	$438
CRE owner occupied	20,365	25,099	4,800	22,463	433	420
CRE non-owner occupied	20,275	26,512	4,770	8,998	-	-
Land and development	27,085	28,460	5,401	9,209	29	29
Consumer:
Other	-	-	-	323	-	-
Total commercial	$180,729	$254,236	$21,080	$126,259	$1,001	$972
Total consumer	$-	$-	$-	$990	$-	$-

The unaudited condensed consolidated statements of operations for the six months ended June 30, 2011 include $1.1 million of recognized interest income (on the accrual and cash basis) on average impaired loans of $151.5 million.

In accordance with FASB ASC 310, those impaired loans which are fully collateralized do not result in a specific allowance for loan losses. Included in impaired loans at June 30, 2011 were two TDRs, one of which was fully collateralized and one of which had specific reserves totaling $4.6 million. In addition, one of the TDRs at June 30, 2011 included a $6.5 million line of credit, of which $3.6 million was utilized and $2.9 million was available.

The following table presents the Company’s distribution of risk ratings within the held-for-investment loan portfolio, segregated by class, as of June 30, 2011 and December 31, 2010:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non-owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other
As of June 30, 2011
Grade:
Pass	$453,845	$537,668	$596,700	$54,612	$226,229	$46,424	$69,476	$50,655
Special Mention	24,087	30,126	26,405	2,596	-	-	-	-
Substandard	27,967	71,184	32,895	47,543	8,459	1,496	6,070	2,170
Total	$505,899	$638,978	$656,000	$104,751	$234,688	$47,920	$75,546	$52,825
As of December 31, 2010
Grade:
Pass	$470,278	$578,444	$575,713	$87,576	$232,024	$52,414	$62,019	$56,964
Special Mention	12,753	21,311	14,338	6,520	-	-	-	-
Substandard	47,431	113,832	95,536	79,760	7,705	1,498	7,292	1,999
Total	$530,462	$713,587	$685,587	$173,856	$239,729	$53,912	$69,311	$58,963

The Company’s primary tool for assessing risk when evaluating a credit in terms of its underwriting, structure, documentation and eventual collectability is a risk rating system where the loan is assigned a numeric value.   Behind each numeric category is a defined set of characteristics reflective of the particular level of risk.

The risk rating system is based on a nine point grade using a two-digit scale.  The lower five grades are for “pass” categories, while the higher four grades represent “criticized” categories which are equivalent to the guidelines utilized by the Office of the Comptroller of the Currency (“OCC”).

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

The following table presents the Company’s analysis of past due held-for-investment loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010:

Aging of Receivables Held-for-Investment

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Loans 90 Days Past Due and Accruing
As of June 30, 2011
Commercial:
Commercial & industrial	$384	$835	$12,266	$13,485	$492,414	$505,899	$-
CRE owner occupied	4,652	2,314	38,898	45,864	593,114	638,978	-
CRE non-owner occupied	1,749	5,853	11,255	18,857	637,143	656,000	-
Land and development	3,241	-	33,107	36,348	68,403	104,751	-
Consumer:
Home equity lines of credit	1,775	1,082	4,522	7,379	227,309	234,688	-
Home equity term loans	757	272	1,044	2,073	45,847	47,920	-
Residential real estate	-	355	2,249	2,604	72,942	75,546	-
Other	999	377	1,166	2,542	50,283	52,825	-
Total	$13,557	$11,088	$104,507	$129,152	$2,187,455	$2,316,607	$-
As of December 31, 2010
Commercial:
Commercial & industrial	$6,743	$815	$25,152	$32,710	$497,752	$530,462	$558
CRE owner occupied	8,478	2,072	40,063	50,613	662,974	713,587	609
CRE non-owner occupied	8,655	13,119	18,436	40,210	645,377	685,587	-
Land and development	11,748	9,797	36,359	57,904	115,952	173,856	-
Consumer:
Home equity lines of credit	2,667	817	4,292	7,776	231,953	239,729	379
Home equity term loans	340	111	1,134	1,585	52,327	53,912	-
Residential real estate	1,901	2,870	4,242	9,013	56,237	65,250	72
Other	1,027	535	1,737	3,299	55,664	58,963	936
Total	$41,559	$30,136	$131,415	$203,110	$2,318,236	$2,521,346	$2,554

 (6) Real Estate Owned

Real estate owned at June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
Commercial properties	$1,357	$1,261
Residential properties	201	497
Bank properties	1,748	2,155
Total	$3,306	$3,913

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2011	$1,261	$497	$2,155	$3,913
Transfers from loans	390	559	-	949
Sale of real estate owned	(33)	(855)	(189)	(1,077)
Write down of real estate owned	(261)	-	(218)	(479)
Ending balance, June 30, 2011	$1,357	$201	$1,748	$3,306

During the six months ended June 30, 2011, the Company transferred into real estate owned one commercial property and one residential property from loans in the amounts of $390,000 and $559,000, respectively. During the three and six months ended June 30, 2011, the Company recorded $479,000 of write-downs of real estate owned, including $261,000 on the carrying value of two commercial properties and $218,000 on the carrying value of five bank properties. There was one commercial property with a carrying amount of $33,000 sold resulting in a gain of $87,000, two residential properties with carrying amounts of $855,000 sold resulting in a net loss of $79,000, and one bank property with a carrying amount of $189,000 sold resulting in a loss of $10,000 during the six months ended June 30, 2011. The net loss from the sale of these properties is included in non-interest expense in the unaudited condensed consolidated statements of operations. The Company currently maintains ten properties in the real estate owned portfolio, five of which are former bank branches.

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

Fair Value Hedges – Interest Rate Swaps. The Company has entered into interest rate swap arrangements to exchange the periodic payments on fixed-rate commercial loan agreements for variable-rate payments based on the one-month London Interbank Offered Rate (“LIBOR”) without the exchange of the underlying principal. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging, (“FASB ASC 815”) and are executed for periods and terms that match the related underlying fixed-rate loan agreements. The Company applies the “shortcut” method of accounting under FASB ASC 815, which assumes there is no ineffectiveness as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying commercial loan agreements. Because the hedging arrangement is considered highly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures, (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of June 30, 2011 and December 31, 2010.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at June 30, 2011 and December 31, 2010:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	June 30, 2011		December 31, 2010
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$35,173	$(4,181)	$39,663	$(4,721)

Summary of Interest Rate Swap Components

	June 30, 2011	December 31, 2010
Weighted average pay rate	6.82%	6.83%
Weighted average receive rate	2.19%	2.27%
Weighted average maturity in years	3.8	4.2

Customer Derivatives – Interest Rate Swaps/Floors. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $3.6 million and $12.0 million in fair value adjustment charges during the three and six months ended June 30, 2011, respectively, which were included in the derivative credit valuation adjustment in the unaudited condensed consolidated statements of operations as a reduction to other income. This charge was attributable to the deterioration in the credit of one impaired commercial relationship and the recognition of losses incurred through the unwinding of swap agreements.

	June 30, 2011		December 31, 2010
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$423,541	$44,457	$520,921	$56,637
Other liabilities	423,541	(45,411)	520,921	(58,779)

In addition, the Company has entered into an interest rate floor sale transaction with one commercial customer. The Company entered into corresponding interest rate floor purchase transactions with a third party in order to offset its exposure on the variable and fixed components of the customer agreements. As the interest rate floors with both the customer and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate floors are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The combined notional amount of the two interest rate floors was $16.9 million and $17.2 million at June 30, 2011 and December 31, 2010, respectively.

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at June 30, 2011 and December 31, 2010 was $66.0 million and $78.0 million, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $49.6 million and $63.5 million at June 30, 2011 and December 31, 2010, respectively.

(8) Deposits

Deposits consist of the following major classifications:

	June 30, 2011	December 31, 2010
Interest-bearing demand deposits	$1,275,486	$1,364,858
Non-interest-bearing demand deposits	512,441	498,082
Savings deposits	273,256	279,086
Time certificates under $100,000	412,024	480,993
Time certificates $100,000 or more	172,142	228,121
Brokered time deposits	78,327	89,320
Total	$2,723,676	$2,940,460

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

            Loss Per Share Computation

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(1,599)	$(81,170)	$(68,666)	$(81,932)

Average common shares outstanding	82,585,859	23,431,305	68,160,742	23,398,538
Net effect of dilutive common stock equivalents	-	-	-	-
Adjusted average shares outstanding - dilutive	82,585,859	23,431,305	68,160,742	23,398,538

Basic loss per share	$(0.02)	$(3.46)	$(1.01)	$(3.50)
Diluted loss per share	$(0.02)	$(3.46)	$(1.01)	$(3.50)

There were 3.1 million and 2.5 million weighted average common stock equivalents for the three months ended June 30, 2011 and 2010, respectively, and 3.1 million and 2.4 million weighted average common stock equivalents for the six months ended June 30, 2011 and 2010, respectively, which were not included in the computation of diluted loss per share as the result would have been anti-dilutive under the “if converted” method.

(10) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $53.6 million and $57.5 million at June 30, 2011 and December 31, 2010, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the judgment of management, the financial condition of the Company will not be affected materially by the final outcome of any letters of credit.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825. As of June 30, 2011, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at June 30, 2011 and December 31, 2010 was $460,000 and $1.5 million, respectively. Management believes this reserve level is sufficient to absorb estimated probably losses related to these commitments.

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

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
June 30, 2011	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$12,071	$12,071	$-	$-
U.S. Government agency mortgage-backed securities	376,144	-	376,144	-
Other mortgage-backed securities	309	-	309	-
State and municipal securities	64,780	-	64,780	-
Trust preferred securities	6,427	-	-	6,427
Other securities	1,234	-	1,234	-
Interest rate swaps	44,457	-	44,457	-
Interest rate floor	338	-	338	-
Liabilities:
Fair value interest rate swaps	4,181	-	4,181	-
Interest rate swaps	45,411	-	45,411	-
Interest rate floor	338	-	338	-

December 31, 2010
Assets:
Investment securities available for sale:
U.S. Treasury securities	$47,019	$47,019	$-	$-
U.S. Government agency mortgage-backed securities	328,487	-	328,487	-
Other mortgage-backed securities	6,137	-	6,137	-
State and municipal securities	82,397	-	82,397	-
Trust preferred securities	5,642	-	-	5,642
Other securities	3,182	-	3,182	-
Interest rate swaps	56,637	-	56,637	-
Interest rate floor	344	-	344	-
Liabilities:
Fair value interest rate swaps	4,721	-	4,721	-
Interest rate swaps	58,779	-	58,779	-
Interest rate floor	344	-	344	-

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

Interest rate swaps.  The Company’s interest rate swaps, including fair value interest rate swaps and small exposures in interest rate caps and floors, are reported at fair value utilizing models provided by an independent, third-party and observable market data. When entering into an interest rate swap agreement, the Company is exposed to fair value changes due to interest rate movements, and also the potential nonperformance of our contract counterparty. Interest rate swaps are evaluated based on a zero coupon LIBOR curve created from readily observable data on LIBOR, interest rate futures and the interest rate swap markets. The zero coupon curve is used to discount the projected cash flows on each individual interest rate swap. In addition, the Company has developed a methodology to value the nonperformance risk based on internal credit risk metrics and the unique characteristic of derivative instruments, which include notional exposure rather than principal at risk and interest payment netting. The results of this methodology are used to adjust the base fair value of the instrument for the potential counterparty credit risk. Interest rate caps and floors are evaluated using industry standard options pricing models and observed market data on LIBOR and Eurodollar option and cap/floor volatilities.

 Level 3 Valuation Techniques and Inputs

Trust preferred securities.  The trust preferred securities are evaluated based on whether the security is an obligation of a single issuer or part of a securitization pool. For single issuer obligations, the Company uses discounted cash flow models which incorporate the contractual cash flow for each issue adjusted as necessary for any potential changes in amount or timing of cash flows. The cash flow model of a pooled issue incorporates anticipated loss rates and severities of the underlying collateral as well as credit support provided within the securitization. The cash flow model for the pooled issue owned by the Company at June 30, 2011 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange (“NYSE”) or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, that market spreads were 4.5% and 18.5%, respectively, for the two trust preferred securities. The 18.5% discount rate is reflective of the single issuer that is currently deferring interest rate payments.

The following provides details of the Level 3 fair value measurement activity for the three and six months ended June 30, 2011 and 2010:

Fair Value Measurements Using Significant Unobservable Inputs – Level 3
Trust Preferred Securities

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$6,588	$21,069	$5,642	$20,874
Total gains, realized/unrealized:
Included in earnings(1)	-		(250)	-
Included in accumulated other comprehensive income	(161)	(5,979)	1,035	(5,784)
Purchases	-		-	-
Maturities	-		-	-
Prepayments	-		-	-
Calls	-		-	-
Transfers into Level 3	-		-	-
Balance, end of period	$6,427	$15,090	$6,427	$15,090
(1) Amount included in net impairment losses on available for sale securities of the unaudited condensed consolidated statements of operations.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures loans held-for-sale, impaired loans, Small Business Administration (“SBA”) servicing assets, restricted equity investments, goodwill and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At June 30, 2011 and 2010, these assets were valued in accordance with GAAP and, except for impaired loans, loans held-for-sale and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820.

		Category Used for Fair Value Measurement			Total (Losses) Gains Or Changes in Net Assets
	Total	Level 1	Level 2	Level 3
June 30, 2011
Assets:
Impaired loans	$68,391	$-	$-	$68,391	$(41,011)
Loans held-for-sale	11,311	-	11,311	-	(8,788)
Real estate owned	2,460	-	-	2,460	(479)

June 30, 2010
Assets:
Impaired loans	$74,283	$-	$-	$74,283	$(16,838)
Goodwill	38,188	-	-	38,188	(89,706)

Under FASB ASC 310, the fair value of collateral dependent impaired loans is based on the fair value of the underlying collateral, typically real estate, which is based on valuations. It is the policy of the Company to obtain a current appraisal or evaluation when a loan has been identified as non-performing. The type of appraisal obtained will be commensurate with the size and complexity of the loan.  The resulting value will be adjusted for the potential cost of liquidation and decline of values in the market.  New appraisals will be obtained on an annual basis until the loan is repaid in full, liquidated, or returns to performing status.

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

The most recent appraisal or reported value of the collateral securing a loan, net of a discount, is the Company’s basis for determining fair value. The discount is based on the age of the existing appraisal or evaluation and on the nature of the property, and includes an estimated cost of liquidation.

The following steps are taken to determine the fair value of commercial real estate securing a loan that will be potentially subject to impairment:

Loan Category Used for Impairment Review	Method of Determining the Value
Commercial Loans less than $1 million	Evaluation or restricted appraisal

Commercial Loans $1 million or greater
Existing appraisal 18 months or less	Restricted appraisal
Existing appraisal greater than 18 months	Summary appraisal

Loans secured primarily by residential real estate
Loans less than $1 million	Automated valuation model
Loans $1 million or greater	Summary form appraisal

An evaluation, as defined by the OCC, is a written report prepared by an appraiser that describes the real estate collateral, its condition, current and projected uses and sources of information used in the analysis, and provided an estimate of value in situations when an appraisal is not required.

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

On a quarterly basis, or more frequently as necessary, the Company will review the circumstances of each collateral dependent loan and real estate owned property.  A collateral dependent loan is defined as one that relies solely on the operation or the sale of the collateral for repayment. Adjustments to any specific reserve relating to a collateral shortfall, as compared to the outstanding loan balance, will be made if justified by valuations, market conditions or current events concerning the credit.

All appraisals received which are utilized to determine valuations for criticized and classified loans or properties placed in real estate owned are provided under an “as is” value. Partially charged off loans are measured for impairment upon receipt of an updated valuation based on the relationship between the remaining balance of the charged down loan and the updated value. Such loans will remain on non-accrual status unless performance by the borrower warrants a return to accrual status. Recognition of non-accrual status occurs at the time a loan can no longer support principal and interest payments in accordance with the original terms and conditions of the loan documents.  When impairment is determined, a specific reserve reflecting any calculated shortfall between the value of the collateral and the outstanding balance of the loan is recorded. Subsequent adjustments, prior to receipt of a new valuation, to any specific reserve will be made if justified by market conditions or current events concerning the credit. If an internal discount-based valuation is being used, the discount percentage may be adjusted to reflect market changes, changes to the collateral value of similar credits or circumstances of the individual credit itself. The amount of the charge-off is determined by calculating the difference between the current loan balance and the current collateral valuation, net of estimated cost to liquidate.

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $61.9 million and $71.6 million at June 30, 2011 and 2010, respectively. The collateral underlying these loans had a fair value of $39.2 million and $61.9 million, including a specific reserve in the allowance for loan losses of $22.7 million and $9.7 million at June 30, 2011 and 2010, respectively. There were charge-offs of $4.4 million and $2.2 million for impaired loans with specific reserves during the six months ended June 30, 2011 and 2010, respectively. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $29.2 million and $12.3 million at June 30, 2011 and 2010, respectively, as the underlying collateral was not below the carrying amount; however, these loans did include charge-offs of $13.9 million and $4.9 million during the six months ended June 30, 2011 and 2010, respectively.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned also includes bank properties transferred from operations. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the six months ended June 30, 2011, the Company recorded a decrease in fair value of $218,000 and $261,000 on five bank properties and two commercial properties, respectively. The adjustments to the bank properties and commercial properties were based upon unobservable inputs, and therefore categorized as Level 3 measurements.

A portion of loans held-for-sale was categorized as a Level 2 measurement at June 30, 2011. These loans were marked to a fair value of $11.3 million upon transfer and are recorded in loans held-for-sale on the unaudited condensed consolidated statements of financial condition at June 30, 2011. The fair value was derived using the market price for such loans.

In accordance with the provisions of ASC 350, goodwill at June 30, 2010, with a book value of $127.9 million was written down to its impaired fair value of $38.2 million. The Company measure of goodwill for impairment was categorized as a Level 3 measurement and was based upon an acquisition value relative to transactions by companies in the Company’s geographic proximity and comparable size at that time.

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

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	June 30, 2011		December 31,2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$77,107	$77,107	$36,522	$36,522
Interest-earning bank balances	115,538	115,538	150,704	150,704
Investment securities available for sale	460,965	460,965	472,864	472,864
Investment securities held to maturity	2,115	2,199	3,039	3,155
Loans receivable, net	2,223,106	1,962,429	2,399,964	2,210,243
Loans held-for-sale	20,514	20,598	13,824	13,510
Hedged commercial loans(1)	35,173	39,347	39,669	44,372
Restricted equity investments	15,734	15,734	17,590	17,590
Interest rate swaps	44,457	44,457	56,637	56,637
Interest rate floor	338	338	344	344

Liabilities:
Demand deposits	1,787,927	1,810,648	1,862,940	1,884,033
Savings deposits	273,256	275,925	279,086	281,512
Time deposits	662,493	667,943	798,434	810,299
Securities sold under agreements to repurchase – customers	6,743	6,743	6,307	6,307
Advances from FHLBNY	3,372	3,631	3,999	4,287
Securities sold under agreements to repurchase – FHLBNY	15,000	15,759	15,000	16,050
Junior subordinated debentures	92,786	66,159	92,786	47,730
Fair value interest rate swaps	4,181	4,181	4,721	4,721
Interest rate swaps	45,411	45,411	58,779	58,779
Interest rate floor	338	338	344	344
(1) Includes positive market value adjustment of $4.2 million and $4.7 million at June 30, 2011 and December 31, 2010, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

Loans held-for-sale. Loans held-for-sale includes residential mortgage loans that are originated with the intent to sell and are recorded at the lower of amortized cost or fair value. The balance also includes commercial real estate loans transferred to held-for-sale during the six months ended June 30, 2011, which are recorded at fair value. The fair value of loans held-for-sale is valued using the market price of such loans.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices. The Company and the Bank were in compliance with these regulatory capital requirements of the Federal Reserve Board and the OCC as of June 30, 2011. As discussed below and elsewhere herein, additional capital requirements have been imposed on the Bank by the OCC, which the Bank was also in full compliance with as of June 30, 2011.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter of 2010, the Company revised and implemented changes to policies and procedures pursuant to the Agreement. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. As of June 30, 2011, the Bank’s brokered deposits represented 2.7% of its total liabilities.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At June 30, 2011, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.35%, its Tier 1 Capital ratio was 11.71%, and its Total Capital ratio was 12.97%. At December 31, 2010, the Bank also met all of the three capital ratios established by the OCC as its Leverage ratio was 8.57%, its Tier 1 Capital ratio was 10.98%, and its Total Capital ratio was 12.25%.

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of June 30, 2011 and December 31, 2010:

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$374,946	14.51%	$206,691	8.00%	N/A
Sun National Bank	334,559	12.97	206,307	8.00	$257,884	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	339,384	13.14	103,346	4.00	N/A
Sun National Bank	301,996	11.71	103,154	4.00	154,731	6.00
Leverage ratio:
Sun Bancorp, Inc.	339,384	10.47	129,619	4.00	N/A
Sun National Bank	301,996	9.35	129,243	4.00	161,554	5.00

December 31, 2010
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$350,697	12.68%	$221,242	8.00%	N/A
Sun National Bank	338,196	12.25	220,904	8.00	$276,131	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	315,523	11.41	110,621	4.00	N/A
Sun National Bank	303,074	10.98	110,452	4.00	165,678	6.00
Leverage ratio:
Sun Bancorp, Inc.	315,523	8.93	141,351	4.00	N/A
Sun National Bank	303,074	8.57	141,407	4.00	176,759	5.00
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

In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2010. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment did not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 31, 2009, the Company paid the FDIC prepaid assessment of $18.3 million. At June 30, 2011, the Company’s prepaid assessment balance was $8.5 million, with $2.7 million being recognized in expense during the six months ended June 30, 2011.

The Company’s capital securities are deconsolidated in accordance with GAAP and qualify as Tier 1 capital under federal regulator guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2009, and would have limited capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2009, the Federal Reserve Board extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25% of all core capital elements, including goodwill. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company, At June 30, 2011, $87.1 million in capital securities qualified as Tier 1 capital, the remaining $2.9 million qualified as Tier 2 capital.

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at June 30, 2011.  Per the OCC Agreement, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC.

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

On April 11, 2011, the Company issued and sold in a private placement transaction an additional 3,802,131 shares at $2.85 per share totaling $10.8 million in additional stock proceeds pursuant to the exercise of gross-up rights contained in the previously executed security purchase agreements with the three investors noted above. The gross-up rights were triggered by the underwriters’ exercise of the over-allotment option in the public offering. The Company anticipates issuing approximately 2.4 million additional shares of common stock in a gross up placement to its four largest shareholders which is expected to occur during the third quarter of 2011 pursuant to the gross-up rights issued to Anchorage Capital Group, LLC, in connection with its purchase of shares in the public offering.

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

As changes in the Company’s operating environment occur and as recent loss experience fluctuates, the factors for each category of loan bases on type and risk rating will change to reflect current circumstances and the quality of the loan portfolio. Given that the components of the allowance are based partially on historical losses and on risk rating changes in response to recent events, required reserves may trail the emergency of any unforeseen deterioration in credit quality.

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

In addition, certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures loans held-for-sale, impaired loans, SBA servicing assets, restricted equity investments and loans or bank properties transferred in other real estate owned at fair value on a non-recurring basis.

Valuation techniques and models utilized for measuring financial assets and liabilities are reviewed and validated by the Company at least quarterly.

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. FASB ASC 350-20-35, Intangibles – Goodwill and Other – Goodwill, outlines a two-step goodwill impairment test. Significant judgment is applied when goodwill is assessed for impairment. Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. As defined in FASB ASC 280, Segment Reporting, a reporting unit is an operating segment or one level below an operating segment. The Company has one reportable operating segment, “Community Banking”, as defined in Note 1 of the notes to the unaudited condensed consolidated financial statements. If the fair value of a reporting unit exceeds it carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary. If the carrying amount of the reporting unite exceeds it implied fair value, the second step is performed to measure the amount of the impairment loss, if any. An implied loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company typically evaluates its goodwill for impairment annually at December 31, unless circumstances indicate that a test is required at an earlier date.

Market Overview

The economic recovery has been slower than anticipated. Towards the end of the second quarter Into July 2011, the debt crisis in Europe and the U.S. debt ceiling debate in Congress caused further economic concerns and weakness in global markets.  Interest rates have remained near historical lows. Consumer spending declined during the second quarter for the first time since June 2010. The housing sector continues to be depressed and is expected to remain weak as the number of foreclosed properties available for sale continues to increase. The unemployment rate in the U.S. increased to 9.2% in June 2011 from 8.8% in March 2011. According to recent estimates released, the U.S. gross domestic product for the second quarter of 2011 increased at an annual rate of 1.3% as compared to 0.4% growth in the first quarter of 2011.

At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank of Philadelphia, there was a modest increase in business activity during the second quarter of 2011. Employment among the firms in the region improved slightly in the second quarter.

At its latest meeting in June 2011, the Federal Reserve decided to keep the Federal Funds target rate unchanged in a continued effort to help stimulate economic growth. Since December 2008, the Federal Reserve has kept the Federal Funds rate, a key indicator of short-term rates such as credit card rates and HELOC rates, at a range of 0.00%-0.25% with the intent of encouraging consumers and businesses to borrow and spend to help jump start the economy. However, Federal Reserve policymakers are increasingly focused on when and how to start boosting rates once the recovery is firmly entrenched. The Federal Reserve is also cautiously considering what to do with its vast holdings of mortgage-backed securities.

The housing market continues to languish with indicators of housing activity such as New Home Sales Housing Starts and Existing Home Sales stabilizing but at levels significantly below their peaks in 2005 and 2006. However, the supply of homes is still believed to be in excess of a year in parts of New Jersey, according to the New Jersey Real Estate Report.

The continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business, and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three months ended June 30, 2011.

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

On April 11, 2011, the Company issued and sold in a private placement transaction an additional 3,802,131 shares at $2.85 per share totaling $10.8 million in additional stock proceeds pursuant to the exercise of gross-up rights contained in the previously executed security purchase agreements with the three investors noted above. The gross-up rights were triggered by the underwriters’ exercise of the over-allotment option in the public offering. The Company anticipates issuing approximately 2.4 million additional shares of common stock in a gross up placement to its four largest shareholders which is expected to occur during the third quarter of 2011 pursuant to the gross-up rights issued to Anchorage Capital Group, LLC, in connection with its purchase of shares in the public offering.

Financial Condition

Total assets were $3.21 billion at June 30, 2011 as compared to $3.42 billion at December 31, 2010. Loans receivable, net of allowance for loan losses, decreased by $181.4 million, or 7.4%, primarily due to the sale of commercial loans. Loans held-for-sale increased $6.7 million, or 4.8%, Total investments decreased $14.7 million, or 3.0%. Total liabilities decreased $234.3 million, or 7.4%, to $2.91 billion at June 30, 2011 compared to $3.15 billion at December 31, 2010 primarily due to a decrease in deposits of $216.8 million, or 7.4%, and other liabilities of $17.2 million, or 20.9%. Stockholders’ equity was $298.8 million at June 30, 2011 as compared to $268.2 million at December 31, 2010 primarily as a result of the $92.2 million of capital generated from the common stock offering and private placement offset by the Company’s year to date net loss of $68.7 million.

Loans receivable, net of allowance for loan losses, decreased $181.4 million to $2.26 billion at June 30, 2011 as compared to $2.44 billion at December 31, 2010. This decrease was driven primarily by the sale of commercial real estate loans in 2011. In addition, home equity loans, including second mortgages, declined by $11.0 million from December 31, 2010 as portfolio pay downs exceeded new originations.

Total non-performing loans decreased $33.6 million to $140.2 million at June 30, 2011, primarily as a result of the sale of $110.8 million of non-performing commercial real estate loans, offset by the movement of a performing troubled debt restructuring (“TDR”) to non-accrual status and the migration of a $20.2 million commercial relationship to non-accrual status. Total non-accruing TDRs at June 30, 2011 were $15.1 million. Non-performing loans at June 30, 2011 include $11.3 million of loans held-for-sale, $6.1 million of which is a non-performing troubled debt restructuring.

As of June 30, 2011, the Company had $39.0 million outstanding on 19 residential construction, commercial construction and land and development relationships whose agreements included interest reserves. As of December 31, 2010, the Company had $81.1 million outstanding on 25 residential construction, commercial construction and land and development relationships whose agreements included interest reserves. The total amount available in those reserves to fund interest payments was $1.1 million and $2.4 million for the periods ended June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, the Company had seven residential construction relationships with interest reserves of $2.5 million on non-accrual status and one commercial construction relationship with an interest reserve of $140,000 on non-accrual status. As these relationships are in technical default, no additional fundings of interest will be made. Construction projects are monitored throughout their lives by professional inspector engaged by the Company. The budgets for loan advances and borrower equity injections are developed at underwriting time in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in plan and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless the borrower posts cash collateral in an interest reserve.

During the six months ended June 30, 2011, the Company entered into a TDR agreement with one commercial relationship. At June 30, 2011, the carrying value of the TDR was $725,000. The Company granted a concession by deferring interest on the borrowing and extending the term. The TDR is currently on non-accrual status. At June 30, 2011, the total carrying value of loans in TDR status is $15.1 million, all of which are on non-accrual status.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at June 30, 2011 and December 31, 2010.

Table 1: Summary of Non-performing Assets and TDRs

	June 30, 2011	December 31, 2010
Non-performing assets:
Non-accrual loans	$113,806	$159,426
Non-accrual loans held-for-sale	11,296	-
Troubled debt restructuring, non-accruing	15,090	11,796
Loans past due 90 days and accruing	-	2,554
Real estate owned, net	3,306	3,913
Total non-performing assets	143,498	177,689
Troubled debt restructuring, accruing	$-	$20,341

The Company’s allowance for losses on loans decreased to $58.3 million, or 2.52% of gross loans receivable, at June 30, 2011 from $81.7 million, or 3.24% of gross loans receivable, at December 31, 2010. The provision for loan losses was $4.8 million for the three months ended June 30, 2011 compared to $14.0 million for the same period in 2010. The decline in reserve balances is due to the sale of commercial real estate loans during 2011.  Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves. Net charge-offs for the three months ended June 30, 2011 were $5.0 million, or 0.2% of average loans outstanding. Net charge-offs for the six months ended June 30, 2011 were $88.5 million, which included $69.4 million related to the loan sale and $3.3 million related to one commercial relationship.

Real estate owned decreased $607,000 to $3.3 million at June 30, 2011 as compared to $3.9 million at December 31, 2010. During the six months ended June 30, 2011, the Company transferred one commercial property and one residential property from loans in the amounts of $390,000 and $559,000, respectively. During the three and six months ended June 30, 2011, the Company recorded $479,000 of write-downs of real estate owned, including $261,000 on the carrying value of two commercial properties and $218,000 on the carrying value of five bank properties. There was one commercial property with a carrying amount of $33,000 sold resulting in a gain of $87,000, two residential properties with carrying amounts of $855,000 sold resulting in a net loss of $79,000, and one bank property with a carrying amount of $189,000 sold resulting in a loss of $10,000 during the six months ended June 30, 2011. The Company currently maintains ten properties in the real estate owned portfolio, five of which are former bank branches.

The net deferred tax asset decreased $3.9 million from $4.2 million at December 31, 2010 to $361,000 at June 30, 2011 due to a decrease in the unrealized losses on investment securities. The Company maintains a valuation allowance of $90.8 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company and it is more likely than not that the full deferred tax asset will not be realized.

Investment securities available for sale decreased $11.9 million, or 2.5%, from $472.9 million at December 31, 2010 to $461.0 million at June 30, 2011. Investment securities held to maturity decreased $924,000, or 30.4%, from $3.0 million at December 31, 2010 to $2.1 million at June 30, 2011. The overall decrease in the held-to-maturity portfolio was due to security pay downs. The Company is maintaining its strategy of prudently investing any excess liquidity and maintaining its slight asset sensitive risk profile in light of anticipated rate increases in the not too distant future.

Bank owned life insurance (“BOLI”) increased $1.1 million from $74.7 million at December 31, 2010, to $75.8 million at June 30, 2011. The increase was the result of an increase in the cash surrender value of the policies during the six months ended June 30, 2011, which is included in non-interest income in the unaudited condensed consolidated statements of operations.

Other assets decreased $14.8 million, or 16.7%, to $73.5 million at June 30, 2011 from $88.3 million at December 31, 2010. This decrease was primarily the result of $12.2 million in fair value adjustments on swap transactions recorded during the six months ended June 30, 2011. For more information on the Company’s financial derivative instruments, see Note 7 of the notes to unaudited condensed consolidated financial statements.

Total deposits at June 30, 2011 were $2.72 billion, a decrease of $216.8 million, or 7.4%, from $2.94 billion at December 31, 2010. This decrease is due primarily to a decrease of $135.9 million in certificates of deposit, including those placed through brokers. Core deposits, which exclude all certificates of deposit, decreased $80.8 million to $2.06 billion, or 75.7% of total deposits at June 30, 2011, as compared to $2.14 billion, or 72.8% of total deposits at December 31, 2010.

Total borrowings, excluding debentures held by trusts, totaled $33.1 million and $33.4 million at June 30, 2011 and December 31, 2010, respectively.

Other liabilities decreased $17.2 million, or 20.9%, to $65.4 million at June 30, 2011 from $82.6 million at December 31, 2010. This decrease was primarily due to a decrease in the Company’s interest rate swap liabilities due to the termination of 18 swap agreements.

Stockholders’ equity increased $30.6 million, or 11.4%, to $298.8 million at June 30, 2011 from $268.2 million at December 31, 2010. There was an increase of $92.2 million in stockholders’ equity as a result of the Company's common stock offering during the six months ended June 30, 2011. Retained deficit increased $68.7 million as a result of losses the Company experienced during the six months ended June 30, 2011.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

Overview. The Company recognized a net loss available to shareholders for the three months ended June 30, 2011 of $1.6 million, or a loss of $0.02 per common share, compared to a net loss of $81.2 million, or a loss of $3.46 per common share, for the same period in 2010. During the three months ended June 30, 2010, the Company recorded a $89.7 million goodwill impairment charge.

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

 Net interest income, on a tax-equivalent basis, decreased $1.8 million to $26.9 million for the three months ended June 30, 2011, from $28.7 million for the same period in 2010.

 Tax equivalent interest income decreased $4.7 million, or 12.5%, from $37.3 million for the three months ended June 30, 2010, to $32.7 million for the three months ended June 30, 2011. This decrease was primarily volume driven as average interest-earning loans decreased $369.1 million from June 30, 2010. In addition, the yield on investment securities decreased 92 basis points to 3.23% for the three months ended June 30, 2011 from 4.15% for the comparable prior year period due to changes in the interest rate environment.

Interest expense decreased $2.9 million, or 33.1%, for the three months ended June 30, 2011, as compared to the same period in 2010. This decrease was primarily interest rate driven as the cost of average interest-bearing deposits decreased 32 basis points. This decrease occurred as the Company aggressively lowered interest rates on deposits in 2010. In addition, average interest-bearing deposit accounts decreased $203.4 million from $2.49 billion at June 30, 2010 to $2.28 billion at June 30, 2011.

The interest rate spread and net interest margin for the three months ended June 30, 2011 were 3.40% and 3.59%, respectively, compared to 3.39% and 3.62%, respectively, for the same period in 2010.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended June 30, 2011 and 2010. Average balances are derived from daily balances.

Table 2: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

	For the Three Months Ended June 30,
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$1,936,621	$23,385	4.83%	$2,262,656	$26,770	4.73%
Home equity	234,451	2,458	4.19	256,697	3,016	4.70
Second mortgage	50,257	734	5.84	64,051	1,025	6.40
Residential real estate	76,816	1,042	5.43	74,427	1,057	5.68
Other	52,831	919	6.96	62,249	1,058	6.80
Total loans receivable	2,350,976	28,538	4.86	2,720,080	32,926	4.84
Investment securities(3)	501,959	4,049	3.23	424,617	4,410	4.15
Interest-earning bank balances	141,849	86	0.24	26,330	13	0.20
Total interest-earning assets	2,994,784	32,673	4.36	3,171,027	37,349	4.71
Non-interest earning assets:
Cash and due from banks	75,200			45,153
Bank properties and equipment, net	54,065			52,715
Goodwill and intangible assets, net	47,431			139,961
Other assets	116,005			145,774
Total non-interest-earning assets	292,701			383,603
Total assets	$3,287,485			$3,554,630

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,321,341	$1,822	0.55%	$1,276,627	$2,625	0.82%
Savings deposits	275,315	379	0.55	304,273	572	0.75
Time deposits	686,876	2,607	1.52	906,037	4,039	1.78
Total interest-bearing deposit accounts	2,283,532	4,808	0.84	2,486,937	7,236	1.16
Short-term borrowings:
Federal funds purchased	-	-	-	14,423	21	0.58
Securities sold under agreements to repurchase - customers	6,813	2	0.12	15,307	8	0.21
Long-term borrowings:
FHLBNY advances(4)	18,479	224	4.85	22,464	265	4.72
Obligations under capital lease	8,019	130	6.48	8,238	137	6.65
Junior subordinated debentures	92,786	649	2.80	92,786	1,023	4.41
Total borrowings	126,097	1,005	3.19	153,218	1,454	3.80
Total interest-bearing liabilities	2,409,629	5,813	0.96	2,640,155	8,690	1.32
Non-interest bearing liabilities:
Non-interest-bearing demand deposits	491,235			471,033
Other liabilities	87,194			85,142
Total non-interest bearing liabilities	578,429			556,175
Total liabilities	2,988,058			3,196,330
Shareholders' equity	299,427			358,300
Total liabilities and shareholders' equity	$3,287,485			$3,554,630

Net interest income		$26,860			$28,659
Interest rate spread(5)			3.40%			3.39%
Net interest margin(6)			3.59%			3.62%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.28%			120.11%

(1) Average balances include non-accrual loans and loans held-for-sale.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3)  Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended June 30, 2011 and 2010 were $368,000 and $479,000, respectively.

(4) Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Quarterly Rate-Volume Variance Analysis(1)

	For the Three Months Ended June 30, 2011 vs. 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(3,936)	$551	$(3,385)
Home equity lines of credit	(248)	(310)	(558)
Home equity term loan	(207)	(84)	(291)
Residential real estate	33	(48)	(15)
Other	(163)	24	(139)
Total loans receivable	(4,521)	133	(4,388)
Investment securities	716	(1,077)	(361)
Interest-earning deposits with banks	70	3	73
Total interest-earning assets	(3,735)	(941)	(4,676)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	88	(891)	(803)
Savings deposits	(51)	(142)	(193)
Time deposits	(893)	(539)	(1,432)
Total interest-bearing deposit accounts	(856)	(1,572)	(2,428)
Short-term borrowings:
Federal funds purchased	(11)	(10)	(21)
Securities sold under agreements to repurchase - customers	(3)	(3)	(6)
Long-term borrowings:
FHLBNY advances(2)	(48)	7	(41)
Obligations under capital lease	(4)	(3)	(7)
Junior subordinated debentures	-	(374)	(374)
Total borrowings	(66)	(383)	(449)
Total interest-bearing liabilities	(922)	(1,955)	(2,877)
Net change in net interest income	$(2,813)	$1,014	$(1,799)
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

Provision for Loan Losses. The Company recorded a provision for loan losses of $4.8 million during the three months ended June 30, 2011, as compared to $14.0 million for the same period in 2010. The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, decreased $204.7 million, or 8.1%, to $2.32 billion at June 30, 2011 as compared to $2.52 billion at December 31, 2010. In addition, total non-performing assets decreased $34.2 million from $177.7 million at December 31, 2010 to $143.5 million at June 30, 2011. The ratio of allowance for loan losses to gross loans receivable was 2.52% at June 30, 2011 as compared to 3.24% at December 31, 2010. Net charge-offs for the three months ended June 30, 2011 were $5.0 million as compared to $3.5 million during the same period in 2010. Net charge-offs for the three months ended June 30, 2011 included $3.3 million related to one commercial relationship.

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

Non-Interest Income. Non-interest income increased $577,000 to $5.0 million for the three months ended June 30, 2011, as compared $4.4 million for the same period in 2010. This increase was primarily attributable to $2.4 million of gains on the sale of investment securities, an increase of $2.3 million compared to the prior year period, offset by an increase of $1.6 million of fair value credit adjustments on the Company’s derivative portfolio compared to the prior year period.

Non-Interest Expense. Non-interest expense decreased $89.4 million to $28.2 million for the three months ended June 30, 2011 as compared to $117.7 million for the same period in 2010. The decrease in non-interest expense was attributable to the goodwill impairment charge of $89.7 million recognized during the three months ended June 30, 2010. Real estate owned expense increased $541,000 compared to the prior year period, offset by a decrease in FDIC insurance expense of $759,000 resulting from reduced assessment rates.

Income Tax Provision. The income tax provision increased $17.9 million, to $4,000 for the three months ended June 30, 2011 as compared to an income tax benefit of $17.9 million for the same period in 2010. The prior year tax benefit was due to the Company being in a pre-tax loss position. The Company established a valuation allowance against its entire net deferred tax asset, in excess of unrealized losses on available-for-sale securities, in the third quarter of 2010 after concluding that it was more likely than not that the future benefits of the deferred tax asset would not be realized.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

Overview. The Company recognized a net loss available to shareholders for the six months ended June 30, 2011 of $68.6 million, or a loss of $1.01 per common share, compared to a net loss of $81.9 million, or a loss of $3.50 per common share, for the same period in 2010. During the six months ended June 30, 2011 and 2010, the Company recorded $65.1 million and $23.6 million of loan loss provisions, respectively. In May 2011, the Company completed the sale of $174.3 million of loans, having a book balance of $159.8 million, to a third-party investor for gross proceeds of $99.2 million. The loan sale was the primary factor in the loss for the six months ended June 30, 2011. The results for the six months ended June 30, 2010 included a goodwill impairment charge of $89.7 million.

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

 Net interest income, on a tax-equivalent basis, decreased $4.4 million to $52.4 million for the six months ended June 30, 2011, from $56.8 million for the same period in 2010.

 Tax equivalent interest income decreased $9.6 million, or 12.8%, from $74.7 million for the six months ended June 30, 2010, to $65.1 million for the six months ended June 30, 2011. This decrease was primarily volume driven as average interest-earning loans decreased $291.5 million from June 30, 2010. In addition, the yield on loans decreased 11 basis points to 4.71% for the six months ended June 30, 2011 from 4.82% for the comparable prior year period. Investment yields decreased by 101 basis points to 3.28% for the six months ended June 30, 2011 from 4.29% for the comparable prior year period.

    Interest expense decreased $5.1 million, or 28.7%, for the six months ended June 30, 2011, as compared to the same period in 2010. This decrease was primarily interest rate driven as the cost of average interest-bearing deposits decreased 32 basis points. This decrease occurred as the Company aggressively lowered interest rates on deposits in 2010. In addition, average interest-bearing deposit balances declined by $130.0 million, or 5.2%, from the six months ended June 30, 2010 to the same current year period.

The interest rate spread and net interest margin for the six months ended June 30, 2011 were 3.23% and 3.43%, respectively, compared to 3.37% and 3.59%, respectively, for the same period in 2010.

Table 4 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the six months ended June 30, 2011 and 2010. Average balances are derived from daily balances.

Table 4: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

	For the Six Months Ended June 30,
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$2,004,195	$46,537	4.64%	$2,252,108	$52,936	4.70%
Home equity	235,203	5,008	4.26	257,523	6,048	4.70
Second mortgage	51,821	1,509	5.82	65,734	2,088	6.35
Residential real estate	75,247	2,048	5.44	73,883	2,076	5.62
Other	54,331	1,864	6.86	63,022	2,164	6.87
Total loans receivable	2,420,797	56,966	4.71	2,712,270	65,312	4.82
Investment securities(3)	486,366	7,983	3.28	437,085	9,367	4.29
Interest-earning bank balances	149,944	182	0.24	18,020	17	0.19
Total interest-earning assets	3,057,107	65,131	4.26	3,167,375	74,696	4.72
Non-interest earning assets:
Cash and due from banks	71,592			45,173
Bank properties and equipment, net	53,803			52,897
Goodwill and intangible assets, net	47,889			140,905
Other assets	110,127			148,088
Total non-interest-earning assets	283,411			387,063
Total assets	$3,340,518			$3,554,438

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,357,063	$4,000	0.59%	$1,268,769	$5,406	0.85%
Savings deposits	276,356	806	0.58	302,796	1,223	0.81
Time deposits	719,383	5,592	1.55	911,235	8,234	1.81
Total interest-bearing deposit accounts	2,352,802	10,398	0.88	2,482,800	14,863	1.20
Short-term borrowings:
Federal funds purchased	-	-	-	30,898	84	0.54
Securities sold under agreements to repurchase - customers	6,938	5	0.14	15,396	13	0.17
Long-term borrowings:
FHLBNY advances(4)	18,635	442	4.74	26,221	608	4.64
Obligations under capital lease	8,049	264	6.56	8,260	275	6.66
Junior subordinated debentures	92,786	1,627	3.51	92,786	2,031	4.38
Total borrowings	126,408	2,338	3.70	173,561	3,011	3.47
Total interest-bearing liabilities	2,479,210	12,736	1.03	2,656,361	17,874	1.35
Non-interest bearing liabilities:
Non-interest-bearing demand deposits	486,446			456,030
Other liabilities	86,184			82,666
Total non-interest bearing liabilities	572,630			538,696
Total liabilities	3,051,840			3,195,057
Shareholders' equity	288,678			359,381
Total liabilities and shareholders' equity	$3,340,518			$3,554,438

Net interest income		$52,395			$56,822
Interest rate spread(5)			3.23%			3.37%
Net interest margin(6)			3.43%			3.59%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.31%			119.24%

(1) Average balances include non-accrual loans and loans held-for-sale.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3)  Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the six months ended June 30, 2011 and 2010 were $777,000 and $1.0 million, respectively.

(4) Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 5: Quarterly Rate-Volume Variance Analysis (1)

	For the Six Months Ended June 30, 2011 vs. 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(5,734)	$(665)	$(6,399)
Home equity lines of credit	(500)	(540)	(1,040)
Home equity term loan	(415)	(164)	(579)
Residential real estate	38	(66)	(28)
Other	(297)	(3)	(300)
Total loans receivable	(6,908)	(1,438)	(8,346)
Investment securities	966	(2,350)	(1,384)
Interest-earning deposits with banks	159	6	165
Total interest-earning assets	(5,783)	(3,782)	(9,565)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	344	(1,750)	(1,406)
Savings deposits	(98)	(319)	(417)
Time deposits	(1,570)	(1,072)	(2,642)
Total interest-bearing deposit accounts	(1,324)	(3,141)	(4,465)
Short-term borrowings:
Federal funds purchased	(42)	(42)	(84)
Securities sold under agreements to repurchase - customers	(6)	(2)	(8)
Long-term borrowings:
FHLBNY advances(2)	(179)	13	(166)
Obligations under capital lease	(7)	(4)	(11)
Junior subordinated debentures	-	(404)	(404)
Total borrowings	(234)	(439)	(673)
Total interest-bearing liabilities	(1,558)	(3,580)	(5,138)
Net change in net interest income	$(4,225)	$(202)	$(4,427)
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

Provision for Loan Losses. The Company recorded a provision for loan losses of $65.1 million during the six months ended June 30, 2011, as compared to $23.6 million for the same period in 2010. The provision for the six months ended June 30, 2011 was driven primarily by $69.4 million of charge-offs related to the sale of a portfolio of primarily commercial real estate loans to a third party investor.

Net charge-offs for the six months ended June 30, 2011 were $88.5 million as compared to $9.8 million during the same period in 2010. Net charge-offs for the six months ended June 30, 2011 include $69.4 million related to sale of commercial real estate loans. In addition, the Company recorded $16.6 million in additional charge-offs on various commercial loan relationships. The Company provides provision levels based on the amount of criticized, classified, and non-accrual loans. As a result of the loan sales, and modest economic improvements, the level of these assets have declined dramatically since the prior year period, resulting in reduced provision levels excluding loan sale charges.

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

Non-Interest Income. Non-interest income decreased $9.2 million to $894,000 million for the six months ended June 30, 2011, as compared $10.1 million for the same period in 2010. This decrease was primarily attributable to $12.0 million in fair value credit adjustments during the six months ended June 30, 2011 on the Company’s derivative portfolio, resulting primarily from the transfer of certain loans to held-for-sale as well as credit deterioration of the Company’s counterparties. In addition, an other- than-temporary impairment (“OTTI”) charge of $250,000 was recorded during the six months ended June 30, 2011.

Non-Interest Expense. Non-interest expense decreased $87.7 million, or 61.0%, to $56.0 million for the six months ended June 30, 2011 as compared to $143.8 million for the same period in 2010. The decrease in non-interest expense was due to the goodwill impairment charge recorded during the six months ended June 30, 2010 of $89.7 million, partially offset by an increase of $2.7 million to $5.0 million in problem loan costs during the six months ended June 30, 2011 compared to $2.3 million during the prior year period. Of these expenses, $1.1 million was related to delinquent real estate taxes associated with the sold commercial real estate loans.

Income Tax Provision. The income tax provision increased $19.6 million, to $33,000 for the six months ended June 30, 2011 as compared to an income tax benefit of $19.5 million for the same period in 2010. The prior year tax benefit was due to the Company being in a pre-tax loss position. The Company established a valuation allowance against its entire net deferred tax asset, in excess of unrealized losses on available-for-sale securities, in the third quarter of 2010 after concluding that it was more likely than not that the future benefits of the deferred tax asset would not be realized.

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

The major source of the Company’s funding is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained in a variety of wholesale funding sources as well, including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other securities and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes; however, this funding source is currently limited to 3.5% of the Bank’s total liabilities in accordance with a written agreement between the Bank and the OCC (the “OCC Agreement”) as discussed later in this section. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. Deposit rates continued to decrease through 2010 and into 2011. As a result, the Company continued to experience a decline in certificates of deposit and interest-bearing demand deposits through the first six months of 2011. Core deposits, which exclude all certificates of deposit, decreased $80.8 million to $2.06 billion, or 75.7% of total deposits at June 30, 2011, as compared to $2.14 billion, or 72.8% of total deposits at December 31, 2010. The Company has additional secured borrowing capacity the Federal Reserve Bank of approximately $234.6 million, of which none was utilized, and the FHLBNY of approximately $58.0 million, of which $18.5 million was utilized. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $45.0 million, of which none were utilized as of June 30, 2011. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of June 30, 2011, the Company had a par value of $382.6 million and $46.2 million in loans and securities, respectively, pledged as collateral on secured borrowings with the Federal Reserve and FHLBNY.

The Company's primary uses of funds are the origination of loans; the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending June 30, 2012 total $458.1 million, or approximately 78.4% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

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

The Bank also agreed to: (A) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At June 30, 2011, the Bank’s brokered deposits represented 2.7% of its total liabilities.

Management is taking all necessary actions to ensure the Bank becomes fully compliant with all requirements of the Agreement.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At June 30, 2011, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.35%, Tier 1 Capital ratio was 11.71%, and Total Capital ratio was 12.97%.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of June 30, 2011:

Table 6: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$374,946	14.51%	$206,691	8.00%	N/A
Sun National Bank	334,559	12.97	206,307	8.00	$257,884	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	339,384	13.14	103,346	4.00	N/A
Sun National Bank	301,996	11.71	103,154	4.00	154,731	6.00
Leverage ratio:
Sun Bancorp, Inc.	339,384	10.47	129,619	4.00	N/A
Sun National Bank	301,996	9.35	129,243	4.00	161,554	5.00
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

In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 31, 2009, the Company paid the FDIC prepaid assessment of $18.3 million.  At June 30, 2011, the Company’s prepaid assessment balance was $8.5 million, with $2.7 million being recognized in expense in the six months ended June 30, 2011.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2010, and would have limited capital securities and other restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2010, the Federal Reserve Board extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25 percent of all core capital elements, including goodwill. The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2011, the $87.1 million in capital securities qualified at Tier 1 and the remaining $2.9 million qualified as Tier 2.

The ability of the Bank to pay dividends to the Company is governed by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at June 30, 2011. Per the Agreement, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC.

See Note 12 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at June 30, 2011 was $53.6 million and the portion of the exposure not covered by collateral was approximately $895,000. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at June 30, 2011 and December 31, 2010 was $460,000 and $1.5 million, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

In October 2007, Visa Inc. (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008. At the time of the announcement, the Company was a member of the Visa USA network. As part of the restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests. The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007. In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not named a defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, in accordance with Visa’s by-laws, the Company and other Visa USA, Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. On May 28, 2010, Visa deposited an additional $500 million into the litigation escrow account previously established to satisfy specific settlement obligations. Visa funded the additional amount into the escrow account by reducing each Class B shareholders’ conversion ratio to Visa Class A shares from 0.5824 to 0.5550. Furthermore, on October 8, 2010, Visa deposited another $800 million into the litigation escrow account further reducing the conversion ratio from 0.5550 to 0.5102. The Company currently has 7,672 Class B shares, with a zero cost basis. The Company’s indemnification obligations based on its proportionate share of ownership in Visa USA, Inc. was not material at June 30, 2011 or December 31, 2010.

Recent Accounting Principles

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance eliminates the presentation option of presenting the component of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, the guidance requires the consecutive presentation of the statement of net income and other comprehensive income and requires the entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. These changes will apply to both annual and interim financial statements. This guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this guidance amends only presentation requirements, the adoption will not impact the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). This amendment results in common fair value measurement and disclosure requirements in GAAP and IFRSs. This guidance is not intended to change the application requirements in Topic 820. This guidance is effective for public entities during interim and annual periods beginning after December 15, 2011. As this guidance amends only the disclosure requirements and not the application of the accounting standard, the adoption will not impact the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This guidance removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The update also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This guidance is effective for public entities for the first interim or annual period beginning on or after December 15, 2011. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This guidance clarifies the guidance from ASU 2010-20, Receivables (Topic 310) on a creditor’s evaluation of whether a concession has been granted and whether a debtor is experiencing financial difficulties. This guidance also requires the disclosures related to troubled debt restructurings from Update 2010-20 as effective for public entities for the first interim or annual period beginning on or after June 15, 2011. This guidance should be applied retroactively to January 1, 2011. The Company is continuing to evaluate the impact of the new guidance, but does not expect the guidance will have a material impact on the Company’s financial condition or results of operations.

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

At June 30, 2011, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $272.5 million representing a positive one-year gap ratio of 8.48%. All amounts are categorized by their actual maturity, anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at June 30, 2011 shows a position that is relatively neutral to interest rates with a more negative bias as rates decrease. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of June 30, 2011. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	1.0
+100	0.0
-100	-1.5
-200	-3.5

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

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not engaged in any legal proceedings of a material nature at June 30, 2011. In the ordinary course, the Company is from time to time party to legal proceedings incident to its business.  While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows.

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
Exhibit 31(a) Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31(b) Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS XBRL Instance Document
Exhibit 101.SCH XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Bancorp, Inc.
Registrant

Date: August 9, 2011	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer

Date: August 9, 2011	/s/ Robert B. Crowl
Robert B. Crowl
Executive Vice President and
Chief Financial Officer

Date: August 9, 2011	/s/ Neil Kalani
Neil Kalani
Senior Vice President and
Chief Accounting Officer and Controller