Form 10-Q
period 2011-09-30
SUN BANCORP INC /NJ/
filed 2011-11-09
CIK 1017793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or
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
Yes [  ] No [x]

Common Stock, $1.00 Par Value – 85,562,301 Shares Outstanding at November 3, 2011

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except par value amounts)
	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$73,006	$36,522
Interest-earning bank balances	61,203	150,704
Cash and cash equivalents	134,209	187,226
Investment securities trading (amortized cost of $4,970 at September 30, 2011)	5,138	-
Investment securities available for sale (amortized cost of $536,817 and $483,255 at September 30, 2011 and December 31, 2010, respectively)	534,768	472,864
Investment securities held to maturity (estimated fair value of $1,787 and $3,155 at September 30, 2011 and December 31, 2010, respectively)	1,714	3,039
Loans receivable (net of allowance for loan losses of $55,227 and $81,713 at September 30, 2011 and December 31, 2010, respectively)	2,251,176	2,439,633
Loans held-for-sale	20,868	13,824
Restricted equity investments	15,760	17,590
Bank properties and equipment, net	55,544	53,428
Real estate owned	4,893	3,913
Accrued interest receivable	8,692	10,004
Goodwill	38,188	38,188
Intangible assets, net	7,868	10,631
Deferred taxes, net	837	4,245
Bank owned life insurance (BOLI)	74,752	74,656
Other assets	81,812	88,305
Total assets	$3,236,219	$3,417,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,727,650	$2,940,460
Securities sold under agreements to repurchase – customers	6,026	6,307
Advances from the Federal Home Loan Bank of New York (FHLBNY)	3,054	3,999
Securities sold under agreements to repurchase – FHLBNY	15,000	15,000
Obligations under capital lease	7,930	8,111
Junior subordinated debentures	92,786	92,786
Other liabilities	75,718	82,641
Total liabilities	2,928,164	3,149,304

Commitments and contingencies (see Note 10)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $1 par value, 200,000,000 shares authorized; 87,642,852 shares issued and 85,536,129 shares outstanding at September 30, 2011; 52,463,594 shares issued and 50,356,871 shares outstanding at December 31, 2010	87,643	52,464
Additional paid-in capital	503,938	438,335
Retained deficit	(256,001)	(190,015)
Accumulated other comprehensive loss	(1,212)	(6,146)
Deferred compensation plan trust	(151)	(234)
Treasury stock at cost, 2,106,723 shares at September 30, 2011 and December 31, 2010	(26,162)	(26,162)
Total shareholders’ equity	308,055	268,242
Total liabilities and shareholders’ equity	$3,236,219	$3,417,546
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011	2010
INTEREST INCOME
Interest and fees on loans		$28,149		$32,664	$85,115	$97,976
Interest on taxable investment securities		2,603		2,963	8,086	9,002
Interest on non-taxable investment securities		542		741	1,984	2,634
Dividends on restricted equity investments		216		204	679	637
Total interest income		31,510		36,572	95,864	110,249
INTEREST EXPENSE
Interest on deposits		4,298		7,260	14,696	22,123
Interest on funds borrowed		356		372	1,067	1,352
Interest on junior subordinated debentures		675		1,054	2,302	3,085
Total interest expense		5,329		8,686	18,065	26,560
Net interest income		26,181		27,886	77,799	83,689
PROVISION FOR LOAN LOSSES		2,321		42,429	67,440	66,007
Net Interest income (loss) after provision for loan losses		23,860		(14,543)	10,359	17,682
NON-INTEREST INCOME
Service charges on deposit accounts		2,838		2,869	8,090	8,857
Other service charges		85		92	259	270
Gain on sale of loans		708		921	2,341	2,236
Net impairment losses on available for sale securities
Total (impairment) recovery	$-		$(4,005)		$270	$(4,005)
Portion of loss (gain) recognized in other comprehensive income (before taxes)	-		3,055		(520)	3,055
Net impairment losses recognized in operations		-		(950)	(250)	(950)
Gain on sale of investment securities		-		-	1,408	145
Investment products income		562		708	2,460	2,103
BOLI income		549		545	1,655	1,622
Derivative credit valuation adjustment		(309)		(7,498)	(12,324)	(9,509)
Other		1,337		961	3,025	2,941
Total non-interest income (loss)		5,770		(2,352)	6,664	7,715
NON-INTEREST EXPENSE
Salaries and employee benefits		13,619		15,079	39,490	42,299
Occupancy expense		3,021		3,030	9,730	9,465
Equipment expense		1,899		1,663	5,484	5,149
Data processing expense		1,058		1,039	3,234	3,226
Amortization of intangible assets		922		922	2,764	2,764
Goodwill impairment		-		-	-	89,706
Insurance expense		1,479		2,105	4,753	5,632
Professional fees		879		461	2,859	1,504
Advertising expense		395		833	2,282	1,945
Problem loan expense		1,506		956	6,476	3,240
Real estate owned expense, net		448		93	1,078	403
Office supplies expense		315		377	984	1,163
Other		1,432		2,783	3,865	6,607
Total non-interest expense		26,973		29,341	82,999	173,103
INCOME (LOSS) BEFORE INCOME TAXES		2,657		(46,236)	(65,976)	(147,706)
INCOME TAX (BENEFIT) EXPENSE		(23)		28,757	10	9,219
NET INCOME (LOSS)		2,680		(74,993)	(65,986)	(156,925)
Preferred stock dividends and discount accretion		-		274	-	274
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS		$2,680		$(75,267)	$(65,986)	$(157,199)

Basic earnings (loss) per share		$0.03		$(3.14)	$(0.90)	$(6.66)
Diluted earnings (loss) per share		$0.03		$(3.14)	$(0.90)	$(6.66)
Weighted average shares – basic	84,429,644		23,960,691		73,643,303	23,587,981
Weighted average shares – diluted	84,538,449		23,960,691		73,643,303	23,587,981
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
BALANCE, JANUARY 1, 2010	$-	$25,436	$362,189	$(4,597)	$(149)	$(124)	$(26,162)	$356,593
Comprehensive loss:
Net loss	-	-	-	(156,925)	-	-	-	(156,925)
Unrealized gain on available for sale securities net of reclassification adjustment, net of tax	-	-	-	-	1,293	-	-	1,293
Comprehensive loss								(155,632)
Issuance of preferred stock	88,009	-	-	-	-	-	-	88,009
Issuance of common stock	-	4,861	14,672	-	-	(90)	-	19,443
Preferred and common stock issuance costs	-	-	(7,488)	-	-	-	-	(7,488)
Stock-based compensation	-	36	2,077	-	-	-	-	2,113
BALANCE, September 30, 2010	$88,009	$30,333	$371,450	$(161,522)	$1,144	$(214)	$(26,162)	$303,038

BALANCE, JANUARY 1, 2011	$-	$52,464	$438,335	$(190,015)	$(6,146)	$(234)	$(26,162)	$268,242
Comprehensive loss:
Net loss	-	-	-	(65,986)	-	-	-	(65,986)
Unrealized gain on available for sale securities, net of tax (See Note 1)	-	-	-	-	5,620	-	-	5,620
Reclassification adjustment for net loss included in net income, net of tax (See Note 1)	-	-	-	-	(834)	-	-	(834)
Portion of reclassification adjustment recognized in earnings, net of tax (See Note 1)	-	-	-	-	148	-	-	148
Comprehensive loss								(61,052)
Stock issuance costs	-	-	(607)	-	-	-	-	(607)
Issuance of common stock (See Note 13)	-	35,144	65,151	-	-	83	-	100,378
Stock-based compensation	-	35	1,059	-	-	-	-	1,094
BALANCE, SEPTEMBER 30, 2011	$-	$87,643	$503,938	$(256,001)	$(1,212)	$(151)	$(26,162)	$308,055
See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(65,986)	$(156,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	67,440	66,007
Reserve for unfunded commitments	(1,142)	-
Depreciation, amortization and accretion	5,101	9,511
Goodwill impairment	-	89,706
Write down of book value of bank properties and equipment and real estate owned	1,298	12
Other-than-temporary impairment on investment securities	250	950
Net gain on sale of investment securities available-for-sale	(1,408)	(102)
Mark-to-market on trading securities	(168)	-
Net loss on sale of real estate owned	76	9
Gain on sale of mortgage loans	(2,341)	(2,236)
Derivative credit valuation adjustments	12,324	9,509
Increase in cash surrender value of BOLI	(1,655)	(1,622)
Deferred income taxes	-	20,340
Stock-based compensation	1,094	2,113
Shares contributed to employee benefit plans	744	509
Mortgage loans originated for sale	(93,562)	(128,020)
Proceeds from the sale of mortgage loans	94,059	120,326
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	1,312	1,441
Other assets	4,223	79
Other liabilities	(11,835)	491
Purchases of trading securities	(41,371)	-
Proceeds from sale of trading securities	36,396	-
Net cash provided by operating activities	4,849	32,098
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(202,560)	(234,892)
Net redemption of restricted equity securities	1,830	573
Proceeds from maturities, prepayments or calls of investment securities available for sale	104,697	184,332
Proceeds from maturities, prepayments or calls of investment securities held to maturity	1,323	3,067
Proceeds from sale of available-for-sale securities	42,136	22,619
Proceeds from death benefit from BOLI	1,559	5,171
Proceeds from sale of loans	99,162	-
Net decrease (increase) in loans	14,150	(10,354)
Purchases of bank properties and equipment	(7,078)	(3,647)
Proceeds from insurance on real estate owned	-	154
Proceeds from sale of real estate owned	1,202	8,022
Net cash provided by investing activities	56,421	(24,955)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(212,432)	142,626
Net repayments of federal funds purchased	-	(89,000)
Net repayments of securities sold under agreements to repurchase – customer	(281)	(2,975)
Repayment of advances from FHLBNY	(945)	(10,907)
Repayment of obligations under capital leases	(181)	(132)
Proceeds from issuance of preferred stock, series B	-	88,009
Preferred and common stock issuance costs	-	(7,417)
Proceeds from issuance of common stock	99,552	18,798
Net cash used in financing activities	(114,287)	139,002
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(53,017)	146,145
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	187,226	59,120
CASH AND CASH EQUIVALENTS, END OF PERIOD	$134,209	$205,265
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$19,913	$18,485
Income taxes paid	154	110
Income tax refunds	-	2,724
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Receivable on principal pay downs of mortgage-backed securities	$-	$2,587
Transfer of loans to held-for-sale	5,096	-
Transfer of real estate owned to bank property	-	1,900
Transfer of loans to real estate owned	2,925	4,854
See Notes to Unaudited Condensed Consolidated Financial Statements.

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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report on Form 10-K of Sun Bancorp, Inc. (the “Company”) for the year ended December 31, 2010. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment on investment securities, income taxes and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Consolidation. The unaudited condensed consolidated financial statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company, its principal wholly owned subsidiary, Sun National Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Sun Financial Services, L.L.C., 2020 Properties, L.L.C., and 4040 Properties, L.L.C.. The Bank’s former subsidiary, Sun Home Loans, Inc. was merged into the Bank on September 16, 2011. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810-10, Consolidation, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII, Sun Capital Trust VIII, Sun Capital Trust IX and Sun Capital Trust X, collectively, the “Issuing Trusts”, are presented on a deconsolidated basis.

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

Investment Securities Trading. Debt securities which the Company has purchased principally for the purpose of selling in the near-term are classified as held-for-trading and accounted for at fair value. Realized and unrealized gains and losses on trading securities are included in other income on the unaudited condensed consolidated statements of operations. Fair values of trading securities are based on quoted market prices, pricing models (utilizing indicators of general market conditions or other economic measurements), or management's estimates of amounts to be realized on settlement, assuming current market conditions and an orderly disposition over a reasonable period of time.

Loans Held-for-sale. Loans held-for-sale totaled $20.9 million and $13.8 million at September 30, 2011 and December 31, 2010, respectively. The balance at September 30, 2011 includes $5.2 million relating to one commercial loan transferred at fair value during the year. The remaining balance of $15.7 million at September 30, 2011 and $13.8 million at December 31, 2010, represents mortgage loans held-for-sale which are carried at the lower of cost or estimated fair value, on an aggregate basis.

Accumulated Other Comprehensive Loss. The Company classifies items of accumulated comprehensive loss by their nature and displays the balance of accumulated other comprehensive loss separately from retained deficit and additional paid-in capital in the equity section of the unaudited condensed consolidated statements of financial condition. Amounts categorized as accumulated other comprehensive loss represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment ("OTTI") loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income for the period. These reclassifications for the nine months ended September 30, 2011 and 2010 are as follows:

	For the Nine Months Ended September 30,
	2011			2010
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain on securities available for sale during the period	$10,020	$(4,092)	$5,928	$4,173	$(1,411)	$2,762
Reclassification adjustment for net gains included in net income(1)(2)	(1,408)	574	(834)	(101)	-	(101)
Reclassification adjustment for net impairment loss recognized in earnings(1)	250	(102)	148	950	(333)	618
Reclassification adjustment for portion of impairment loss recognized in other comprehensive loss	(520)	212	(308)	(3,055)	1,069	(1,986)
Net unrealized gain on securities available for sale	$8,342	$(3,408)	$4,934	$1,967	$(674)	$1,293
(1) All amounts are included in non-interest income in the unaudited condensed consolidated statements of operations.
(2) Reclassification adjustment for the nine months ended September 30, 2010 is tax exempt as all sales/calls during the period were for tax-exempt securities.

Recent Accounting Principles. In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This guidance allows an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after assessing the totality of events or circumstances, an entity determines it is not more likely that not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. This guidance is effective for public entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have any impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance eliminates the presentation option of presenting the component of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, the guidance requires the consecutive presentation of the statement of net income and other comprehensive income and requires the entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. These changes will apply to both annual and interim financial statements. This guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this guidance amends only presentation requirements, the adoption will not impact the Company’s financial condition or results of operations.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This guidance clarifies the guidance from ASU 2010-20, Receivables (Topic 310) on a creditor’s evaluation of whether a concession has been granted and whether a debtor is experiencing financial difficulties. This guidance also requires the disclosures related to troubled debt restructurings from Update 2010-20 as effective for public entities for the first interim or annual period beginning on or after June 15, 2011. This guidance was adopted by the Company and applied retroactively to January 1, 2011. The guidance did not have an impact on the Company’s financial condition or results of operations.

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

Activity in the stock option plans for the nine months ended September 30, 2011 was as follows:

Summary of Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2011	2,728,139	$8.29	1,750,189
Granted	242,500	4.28
Exercised	-	-
Forfeited	(59,911)	4.86
Expired	(73,670)	11.76
September 30, 2011	2,837,058	$7.93	1,908,724
Stock options vested or expected to vest(1)	2,767,091	$8.00
(1) Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 4.8 years for options outstanding and 3.0 years for options exercisable as of September 30, 2011.

At September 30, 2011, the aggregate intrinsic value was $0 for options outstanding and exercisable.

During the nine months ended September 30, 2011 and 2010, the Company granted 242,500 options and 751,494 options, respectively. In accordance with FASB ASC 718, the fair value of the stock options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of the stock option is estimated using historical exercise behavior of employees at a particular level of management who were granted options with a 10-year term. The stock options have historically been granted with this term, and therefore, information necessary to make this estimate was available. The use of an expected term assumption shorter than the contractual term is not deemed appropriate for non-employees. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the options for the nine months ended September 30, 2011 and 2010 are as follows:

    Weighted Average Assumptions Used in Black-Scholes Option Pricing Model

	For the Nine Months Ended September 30,
	2011	2010
Weighted average fair value of options granted	$2.11	$2.76
Weighted average risk-free rate of return	2.72%	3.06%
Weighted average expected option life in months	78	112
Weighted average expected volatility	47%	45%
Expected dividends(1)	$-	$-
(1) To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested restricted stock award activity during the nine months ended September 30, 2011 is presented in the following table:

Summary of Nonvested Restricted Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards outstanding, January 1, 2011	309,481	$6.16
Issued	-	-
Vested	(38,636)	6.95
Forfeited	(17,813)	4.81
Nonvested stock awards outstanding, September 30, 2011	253,032	$6.13

There were no shares of restricted stock issued during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, there were 176,250 shares of restricted stock issued that were valued at $838,525, in the aggregate, at the grant date. The value of these shares is based upon the closing price of the common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the restricted stock awards issued.

Total compensation expense recognized related to options and restricted stock awards, including that for non-employee directors, during the three and nine months ended September 30, 2011 was $318,000 and $1.1 million, respectively, as compared to $1.5 million and $2.1 million for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, there was approximately $1.6 million and $492,000 of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted by the Company. The cost of the options and stock awards is expected to be recognized over a weighted average period of 2.5 years and 1.6 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at September 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011
Available for sale:
U.S. Treasury securities	$11,999	$90	$-	$12,089
U.S. Government agency mortgage-backed securities	442,171	5,555	(1,967)	445,759
Other mortgage-backed securities	325	-	(17)	308
State and municipal securities	59,724	2,504	(14)	62,214
Trust preferred securities	12,619	-	(8,061)	4,558
Corporate bonds	9,479	-	(139)	9,340
Other securities	500	-	-	500
Total available for sale	536,817	8,149	(10,198)	534,768

Held to maturity:
U.S. Government agency mortgage-backed securities	1,714	73	-	1,787
Total held to maturity	1,714	73	-	1,787
Total investment securities	$538,531	$8,222	$(10,198)	$536,555

December 31, 2010
Available for sale:
U.S. Treasury securities	$47,017	$2	$-	$47,019
U.S. Government agency mortgage-backed securities	329,973	2,862	(4,348)	328,487
Other mortgage-backed securities	7,472	-	(1,335)	6,137
State and municipal securities	82,744	593	(940)	82,397
Trust preferred securities	12,867	-	(7,225)	5,642
Other securities	3,182	-	-	3,182
Total available for sale	483,255	3,457	(13,848)	472,864

Held to maturity:
U.S. Government agency mortgage-backed securities	2,887	116	-	3,003
Other mortgage-backed securities	152	-	-	152
Total held to maturity	3,039	116	-	3,155
Total investment securities	$486,294	$3,573	$(13,848)	$476,019

During the three months ended September 30, 2011, the Company had three state and municipal securities called prior to maturity at an aggregate par value of $2.4 million, resulting in gross realized gains of $14,000, and three securities matured which had an aggregate value of $1.2 million.

During the nine months ended September 30, 2011, the Company had one U.S. government agency mortgage-backed security and six state and municipal securities called prior to maturity at an aggregate par value of $20.0 million and $4.4 million, respectively, resulting in gross realized gains of $0 and $32,000, respectively. During the same period, 22 securities were sold prior to maturity for gross proceeds of $77.9 million, which resulted in gross realized gains and losses of $2.4 million and $1.0 million, respectively, and 11 securities matured which had an aggregate value of $51.7 million. The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

    Gross Unrealized Losses by Investment Category

Less than 12 Months		12 Months or Longer		Total
Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2011
U.S. Government agency mortgage-backed securities	$121,345	$(1,967)	$-	$-	$121,345	$(1,967)
Other mortgage-backed securities	-	-	308	(17)	308	(17)
State and municipal securities	-	-	231	(14)	231	(14)
Trust preferred securities	-	-	4,558	(8,061)	4,558	(8,061)
Corporate bonds	9,340	(139)			9,340	(139)
Total	$130,685	$(2,106)	$5,097	$(8,092)	$135,782	$(10,198)

December 31, 2010
U.S. Government agency mortgage-backed securities	$158,432	$(4,348)	$-	$-	$158,432	$(4,348)
Other mortgage-backed securities	-	-	6,289	(1,335)	6,289	(1,335)
State and municipal securities	34,135	(940)	-	-	34,135	(940)
Trust preferred securities	-	-	5,642	(7,225)	5,642	(7,225)
Total	$192,567	$(5,288)	$11,931	$(8,560)	$204,498	$(13,848)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations apply, the guidance requires the Company to record an OTTI charge to earnings for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations apply, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the consolidated statements of financial condition. Application of this guidance resulted in a credit related OTTI charge of $250,000 on a single issuer trust preferred security for the nine months ended September 30, 2011.

The following is a roll-forward for the three and nine months ended September 30, 2011 and 2010 of OTTI charges recognized in earnings as a result of credit losses on investments:

    Cumulative OTTI Recognized in Earnings

	For the Three Months Ended September 30,
	2011	2010
Cumulative OTTI, beginning of period	$10,203	$351
Additional increase as a result of net impairment losses recognized on investments	-	950
Decrease as a result of the sale of an investment with net impairment losses	-	-
Cumulative OTTI, end of period	$10,203	$1,301

	For the Nine Months Ended September 30,
	2011	2010
Cumulative OTTI, beginning of period	$10,683	$351
Additional increase as a result of net impairment losses recognized on investments	250	950
Decrease as a result of the sale of an investment with net impairment losses	(730)	-
Cumulative OTTI, end of period	$10,203	$1,301

U.S. Government Agency Mortgage-Backed Securities. At September 30, 2011, the gross unrealized loss in the category of less than 12 months of $2.0 million consisted of 11 mortgage-backed securities with an estimated fair value of $121.3 million issued and guaranteed by a U.S. Government sponsored agency. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of September 30, 2011, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Other Mortgage-Backed Securities. At September 30, 2011, the gross unrealized loss in the category 12 months or longer of $17,000 consisted of one non-agency mortgage-backed security with an estimated fair value of $308,000. This security was rated “AAA” by at least one nationally recognized rating agency. The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues, have been negatively impacted since 2008 as credit spreads widened dramatically. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of September 30, 2011, management concluded that an OTTI did not exist on this security and believes the unrealized losses are due to increases in market interest rates since the time the underlying security was purchased. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security. During the nine months ended September 30, 2011, the Company sold one private label mortgage-backed security with a book value of $6.9 million for a loss of $1.0 million.

State and Municipal Securities. At September 30, 2011, the gross unrealized loss in the category 12 months or longer was $14,000 and consisted of one municipal security with an estimated fair value of $231,000. This security was rated investment grade by at least one nationally recognized rating agency. The Company believes the unrealized loss is due to an increase in the market interest rate since the time the underlying security was purchased. The Company monitors rating changes in those issues rated by a nationally recognized rating agency and performs in-house credit reviews on those non-rated issues. The Company believes recovery of fair value is expected as the security approaches its maturity date or as a valuation for the security improves as market yields change.  As of September 30, 2011 management concluded that an OTTI did not exist on the aforementioned security. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

Trust Preferred Securities. The gross unrealized loss in the category of 12 months or longer of $8.1 million at September 30, 2011 consisted of two trust preferred securities. The trust preferred securities are comprised of one non-investment grade rated pooled security with an amortized cost of $8.8 million and estimated fair value of $3.5 million and one non-rated single issuer security with an amortized cost of $3.8 million and an estimated fair value of $1.0 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuers’ most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming senior position in the capital structure. The security had a 1.87 times principal coverage at September 30, 2011. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews a projected cash flow analysis for adverse changes in the present value of project future cash flows that may result in an OTTI credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% default or deferral rate every three years with no recovery. As of September 30, 2011, management concluded that an OTTI did not exist on the aforementioned security. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

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

During the nine months ended September 30, 2011, the Company recorded an OTTI credit related charge of $250,000 related to this deferring single issuer trust preferred security. The Company had previously recorded a credit related charge of $950,000 in 2010.  Based on the Company’s most recent evaluation, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. However, the Company recognized that the length of time the issuer has been in deferral, the difficult economic environment and a continuing high level of non-performing assets increases the probability that a full recovery of principal and anticipated dividends may not be realized. In recognition of that increased probability, the Company recorded an additional credit related impairment in the nine month period ended September 30, 2011.

Corporate Bonds. At September 30, 2011, the gross unrealized loss in the category of less than 12 months of $139,000 consisted of two corporate bonds with an estimated fair value of $9.3 million. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The Company monitors corporate debt ratings as well as evaluates the credit quality of the issuer to determine if an OTTI exists. As of September 30, 2011, management concluded that an OTTI did not exist on the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at September 30, 2011 and December 31, 2010 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

    Contractual Maturities of Investment Securities

September 30, 2011	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$18,702	$18,776	$-	$-
Due after one year through five years	21,853	21,805	-	-
Due after five years through ten years	10,218	10,839	-	-
Due after ten years	43,548	37,281	-	-
Total investment securities, excluding mortgage-backed securities	94,321	88,701	-	-

U.S. Government agency mortgage-backed securities	442,171	445,759	1,714	1,787
Other mortgage-backed securities	325	308	-	-
Total investment securities	$536,817	$534,768	$1,714	1,787

December 31, 2010
Due in one year or less	$66,245	$66,268	$-	$-
Due after one year through five years	5,622	5,626	-	-
Due after five years through ten years	3,379	3,423	-	-
Due after ten years	70,564	62,923	-	-
Total investment securities, excluding mortgage-backed securities	145,810	138,240	-	-

U.S. Government agency mortgage-backed securities	329,973	328,487	2,887	3,003
Other mortgage-backed securities	7,472	6,137	152	152
Total investment securities	$483,255	$472,864	$3,039	$3,155

At September 30, 2011, the Company had $144.9 million, amortized cost, and $148.0 million, estimated fair value, of investment securities pledged to secure public deposits. As of September 30, 2011, the Company had $50.3 million, amortized cost, and $50.9 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(4) Loans

The components of loans as of September 30, 2011 and December 31, 2010 were as follows:

Loan Components

	September 30, 2011	December 31, 2010
Commercial:
Commercial and industrial	$518,432	$530,462
CRE owner occupied	637,164	713,587
CRE non-owner occupied	638,817	685,587
Land and development	104,818	173,856
Consumer:
Home equity lines of credit	230,098	239,729
Home equity term loans	45,030	53,912
Residential real estate	82,967	65,250
Other	49,077	58,963
Total gross loans held-for-investment	2,306,403	2,521,346
Allowance for loan losses	(55,227)	(81,713)
Net loans held-for-investment	$2,251,176	$2,439,633

Loans held-for-sale	$20,868	$13,824
Loans past due 90 days and accruing	744	2,554
Troubled debt restructuring, accruing	-	20,341

    Loans on Non-Accrual Status

	September 30, 2011	December 31, 2010
Commercial:
Commercial & industrial	$4,927	$25,178
CRE owner occupied	44,095	30,920
CRE non-owner occupied	13,527	44,295
Land and development	34,469	48,124
Consumer:
Home equity lines of credit	5,706	4,616
Home equity term loans	1,424	1,134
Residential real estate	2,331	4,243
Other	1,185	916
Total non-accrual loans held-for-investment	$107,664	$159,426

Loans held-for-sale, non-accrual	$5,186	$-
Troubled debt restructuring, non-accrual	22,353	11,796

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

As of September 30, 2011, the Company had $38.5 million outstanding on 18 residential construction, commercial construction and land development relationships which agreements included interest reserves. As of December 31, 2010, the Company had $81.1 million outstanding on 25 residential construction, commercial construction and land development relationships which agreements included interest reserves. The total amount available in those reserves to fund interest payments was $1.4 million and $2.4 million at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, the Company had six residential construction relationships with interest reserves of $2.4 million in the aggregate on non-accrual status and one commercial construction relationship with an interest reserve of $140,000 on non-accrual status. As of December 31, 2010, the Company had six residential construction relationships with interest reserves of $3.4 million on non-accrual status. As these relationships are in technical default, no additional fundings of interest will be made. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at underwriting time in conjunction with the review of the plans and specifications for the project being financed.  Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring, (“FASB ASC 310-40”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. During the first quarter of 2011, the Company entered into a TDR agreement with one commercial relationship. At September 30, 2011, the carrying value of that TDR was $708,000. The Company granted a concession by deferring interest on the borrowing and extending the term. The TDR is currently on non-accrual status. During the second quarter of 2011, the Company returned a TDR that was on accrual status back to non-accrual for lack of repayment performance. At September 30, 2011, the total carrying value of loans in TDR status was $22.4 million, all of which are on non-accrual status.

  (5) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Nine Months Ended September 30, 2011
	Commercial and industrial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	76,759	$2,883	$661	$1,410	$81,713
Charge-offs	(92,184)	(2,181)	(993)	(826)	(96,184)
Recoveries	1,553	70	30	218	1,871
Net charge-offs	(90,631)	(2,111)	(963)	(608)	(94,313)
Provision for loan losses	63,290	1,916	1,018	1,216	67,440
Reserves transferred	-	-	-	387	387
Ending balance	$49,418	$2,688	$716	$2,405	$55,227
Ending balance: individually evaluated for impairment	$20,505	$-	$-	$49	$20,554
Ending balance: collectively evaluated for impairment	$28,936	$2,665	$716	$2,356	$34,673
Financing Receivables:
Ending balance	$1,899,231	$275,128	$82,967	$49,077	$2,306,403
Ending balance: individually evaluated for impairment	$119,370	$292	$293	$49	$120,004
Ending balance: collectively evaluated for impairment	$1,779,861	$274,836	$82,674	$49,028	$2,186,399
(1) Amount includes both home equity lines of credit and term loans
(2) Includes the unallocated portion of the allowance for loan losses.

For the Nine Months Ended September 30, 2010
Balance, beginning of period	$59,953
Charge-offs	(51,964)
Recoveries	583
Net charge-offs	(51,381)
Provision for loan losses	66,007
Balance, end of period	$74,579

The allowance for loan losses was $55.2 million and $81.7 million at September 30, 2011 and December 31, 2010, respectively. The ratio of allowance for loan losses to gross loans held-for-investment was 2.39% at September 30, 2011 and 3.24% at December 31, 2010.

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

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses in the consolidated statements of operations. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss experience and qualitative factors. Such loans generally include consumer loans, residential real estate loans and small business loans. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, management’s abilities and external factors.

The following table presents the Company’s components of impaired loans held-for-investment, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Nine Months Ended September 30, 2011
With no related allowance:
Commercial:
Commercial & industrial	$2,976	$6,768	$-	$10,191	$67	$67
CRE owner occupied	21,952	30,757	-	25,836	345	345
CRE non-owner occupied	8,407	8,521	-	15,060	-	-
Land and development	22,059	22,595	-	24,061	-	-
Consumer:
Home equity lines of credit	293	451	-	56	-	-
Home equity term loans	220	366	-	24	-	-
Residential real estate	72	88	-	84	-	-
With an allowance recorded:
Commercial:
Commercial & industrial	$10,250	$13,611	$3,136	$15,290	$336	$336
CRE owner occupied	35,488	51,436	14,660	28,960	212	201
CRE non-owner occupied	5,120	5,252	829	8,894	438	438
Land and development	13,118	13,118	1,880	14,286	-	-
Consumer:
Other	49	49	49	10	-	-
Total commercial	$119,370	$152,058	$20,505	$142,578	$1,398	$1,387
Total consumer	$634	$954	$49	$174	$-	$-
For the Year Ended December 31, 2010
With no related allowance:
Commercial:
Commercial & industrial	$8,650	$9,570	$-	$5,387	$58	$58
CRE owner occupied	32,325	65,398	-	37,502	18	18
CRE non-owner occupied	24,047	33,445	-	9,398	-	-
Land and development	21,044	33,387	-	12,343	9	9
Consumer:
Residential real estate	-	-	-	23	-	-
Other	-	-	-	644	-	-
With an allowance recorded:
Commercial:
Commercial & industrial	$26,938	$32,365	$6,109	$20,959	$454	$438
CRE owner occupied	20,365	25,099	4,800	22,463	433	420
CRE non-owner occupied	20,275	26,512	4,770	8,998	-	-
Land and development	27,085	28,460	5,401	9,209	29	29
Consumer:
Other	-	-	-	323	-	-
Total commercial	$180,729	$254,236	$21,080	$126,259	$1,001	$972
Total consumer	$-	$-	$-	$990	$-	$-

The unaudited condensed consolidated statements of operations for the nine months ended September 30, 2011 include $1.4 million of recognized interest income (on the accrual and cash basis) on average impaired loans of $142.8 million.

In accordance with FASB ASC 310, those impaired loans which are fully collateralized do not result in a specific allowance for loan losses. Included in impaired loans at September 30, 2011 were three TDRs, two of which were fully collateralized and one of which had specific reserves totaling $4.3 million. In addition, one of the TDRs at September 30, 2011 included a $6.5 million line of credit, of which $5.2 million was utilized and $1.3 million was available.

The following table presents an analysis of the Company’s TDR agreements entered into during the twelve months ended September 30, 2011:

		Troubled Debt Restructurings
		As of September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
CRE owner occupied	1	$11,667	$11,667
Land and development	1	1,745	1,745

		Troubled Debt Restructurings That Subsequently Defaulted
		As of September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial & industrial(1)	1	$123	$123
(1) The above contract was charged off during the nine months ended September 30, 2011. The recorded investment on this contract is now $0.

The following table presents the Company’s distribution of risk ratings within the held-for-investment loan portfolio, segregated by class, as of September 30, 2011 and December 31, 2010:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non-owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other
As of September 30, 2011
Grade:
Pass	$478,609	$530,788	$575,120	$54,386	$221,592	$43,517	$77,127	$47,220
Special Mention	18,342	25,847	24,735	7,927	-	-	-	-
Substandard	21,481	80,529	38,962	42,505	8,506	1,513	5,840	1,857
Total	$518,432	$637,164	$638,817	$104,818	$230,098	$45,030	$82,967	$49,077
As of December 31, 2010
Grade:
Pass	$470,278	$578,444	$575,713	$87,576	$232,024	$52,414	$62,019	$56,964
Special Mention	12,753	21,311	14,338	6,520	-	-	-	-
Substandard	47,431	113,832	95,536	79,760	7,705	1,498	7,292	1,999
Total	$530,462	$713,587	$685,587	$173,856	$239,729	$53,912	$69,311	$58,963

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

The following table presents the Company’s analysis of past due held-for-investment loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010:

Aging of Receivables Held-for-Investment

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Loans 90 Days Past Due and Accruing
As of September 30, 2011
Commercial:
Commercial & industrial	$254	$2,132	$5,059	$7,445	$510,987	$518,432	$573
CRE owner occupied	4,041	6,680	46,215	56,936	580,228	637,164	39
CRE non-owner occupied	2,122	6,399	11,443	19,964	618,853	638,817	13
Land and development	-	-	34,469	34,469	70,349	104,818	-
Consumer:
Home equity lines of credit	2,250	866	4,798	7,914	222,184	230,098	112
Home equity term loans	644	210	1,243	2,097	42,933	45,030	-
Residential real estate	-	3,189	2,207	5,396	77,571	82,967	-
Other	581	165	944	1,690	47,387	49,077	7
Total	$9,892	$19,641	$106,378	$135,911	$2,170,492	$2,306,403	$744
As of December 31, 2010
Commercial:
Commercial & industrial	$6,743	$815	$25,152	$32,710	$497,752	$530,462	$558
CRE owner occupied	8,478	2,072	40,063	50,613	662,974	713,587	609
CRE non-owner occupied	8,655	13,119	18,436	40,210	645,377	685,587	-
Land and development	11,748	9,797	36,359	57,904	115,952	173,856	-
Consumer:
Home equity lines of credit	2,667	817	4,292	7,776	231,953	239,729	379
Home equity term loans	340	111	1,134	1,585	52,327	53,912	-
Residential real estate	1,901	2,870	4,242	9,013	56,237	65,250	72
Other	1,027	535	1,737	3,299	55,664	58,963	936
Total	$41,559	$30,136	$131,415	$203,110	$2,318,236	$2,521,346	$2,554

 (6) Real Estate Owned

Real estate owned at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
Commercial properties	$1,357	$1,261
Residential properties	1,976	497
Bank properties	1,560	2,155
Total	$4,893	$3,913

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2011	$1,261	$497	$2,155	$3,913
Transfers from loans	390	2,535	-	2,925
Sale of real estate owned	(33)	(1,056)	(189)	(1,278)
Write down of real estate owned	(261)	-	(406)	(667)
Ending balance, September 30, 2011	$1,357	$1,976	$1,560	$4,893

During the nine months ended September 30, 2011, the Company transferred into real estate owned one commercial property and nine residential properties from loans in the amounts of $390,000 and $2.5 million, respectively. During the three and nine months ended September 30, 2011, the Company recorded $188,000 and $667,000 of write-downs, respectively, of real estate owned, including $260,000 on the carrying value of two commercial properties and $407,000 on the carrying value of five bank properties. There were two commercial properties with a carrying amount of $33,000 in the aggregate sold resulting in a gain of $81,000, three residential properties with a carrying amount of $1.1 million in the aggregate sold resulting in a net loss of $147,000, and one bank property with a carrying amount of $189,000 sold resulting in a loss of $10,000 during the nine months ended September 30, 2011. The net loss from the sale of these properties is included in non-interest expense in the unaudited condensed consolidated statements of operations. The Company currently maintains 17 properties in the real estate owned portfolio, five of which are former bank branches.

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

Fair Value Hedges – Interest Rate Swaps. The Company has entered into interest rate swap arrangements to exchange the periodic payments on fixed-rate commercial loan agreements for variable-rate payments based on the one-month London Interbank Offered Rate (“LIBOR”) without the exchange of the underlying principal. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging, (“FASB ASC 815”) and are executed for periods and terms that match the related underlying fixed-rate loan agreements. The Company applies the “shortcut” method of accounting under FASB ASC 815, which assumes there is no ineffectiveness as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying commercial loan agreements. Because the hedging arrangement is considered highly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures, (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of September 30, 2011 and December 31, 2010.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at September 30, 2011 and December 31, 2010:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	September 30, 2011		December 31, 2010
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$34,174	$(4,753)	$39,663	$(4,721)

Summary of Interest Rate Swap Components

	September 30, 2011	December 31, 2010
Weighted average pay rate	6.82%	6.83%
Weighted average receive rate	2.22%	2.27%
Weighted average maturity in years	3.6	4.2

Customer Derivatives – Interest Rate Swaps/Floors. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $309,000 and $12.3 million in fair value adjustment charges during the three and nine months ended September 30, 2011, respectively, which were included in the derivative credit valuation adjustment in the unaudited condensed consolidated statements of operations as a reduction to other income.

	September 30, 2011		December 31, 2010
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$412,762	$53,084	$520,921	$56,637
Other liabilities	412,762	(54,282)	520,921	(58,779)

In addition, the Company has entered into an interest rate floor sale transaction with one commercial customer. The Company entered into corresponding interest rate floor purchase transactions with a third party in order to offset its exposure on the variable and fixed components of the customer agreements. As the interest rate floors with both the customer and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate floors are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The combined notional amount of the two interest rate floors was $16.8 million and $17.2 million at September 30, 2011 and December 31, 2010, respectively.

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at September 30, 2011 and December 31, 2010 was $67.8 million and $78.0 million, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $59.0 million and $63.5 million at September 30, 2011 and December 31, 2010, respectively.

(8) Deposits

Deposits consist of the following major classifications:

	September 30, 2011	December 31, 2010
Interest-bearing demand deposits	$1,278,276	$1,364,858
Non-interest-bearing demand deposits	562,082	498,082
Savings deposits	267,076	279,086
Time certificates under $100,000	389,069	480,993
Time certificates $100,000 or more	162,774	228,121
Brokered time deposits	68,373	89,320
Total	$2,727,650	$2,940,460

 (9) Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings (loss) per share is calculated by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period.

            Earnings (Loss) Per Share Computation

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$2,680	$(74,993)	$(65,986)	$(156,925)
Preferred stock dividend and discount accretion	-	274	-	274
Net income (loss) available to common shareholders	2,680	$(75,267)	(65,986)	$(157,199)

Average common shares outstanding	84,429,644	23,960,691	73,643,303	23,587,981
Net effect of dilutive common stock equivalents	108,805	-	-	-
Adjusted average shares outstanding - dilutive	84,538,449	23,960,691	73,643,303	23,587,981

Basic earnings (loss) per share	$0.03	$(3.14)	$(0.90)	$(6.66)
Diluted earnings (loss) per share	$0.03	$(3.14)	$(0.90)	$(6.66)

There were 2.8 million and 2.7 million weighted average common stock equivalents for the three months ended September 30, 2011 and 2010, respectively, and 3.1 million and 2.5 million weighted average common stock equivalents for the nine months ended September 30, 2011 and 2010, respectively, which were not included in the computation of diluted loss per share as the result would have been anti-dilutive under the “if converted” method.

(10) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $53.5 million and $57.5 million at September 30, 2011 and December 31, 2010, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the judgment of management, the financial condition of the Company will not be affected materially by the final outcome of any letters of credit.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825. As of September 30, 2011, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at September 30, 2011 and December 31, 2010 was $348,000 and $1.5 million, respectively. Management believes this reserve level is sufficient to absorb estimated probably losses related to these commitments.

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

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
September 30, 2011	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$12,089	$12,089	$-	$-
U.S. Government agency mortgage-backed securities	445,759	-	445,759	-
Other mortgage-backed securities	308	-	308	-
State and municipal securities	62,214	-	62,214	-
Trust preferred securities	4,558	-	-	4,558
Corporate bonds	9,340	-	9,340	-
Other securities	500	-	500	-
Investment securities trading
U.S. Treasury securities	5,138	-	5,138	-
Interest rate floor	396	-	396	-
Liabilities:
Fair value interest rate swaps	4,753	-	4,753	-
Interest rate swaps	54,282	-	54,282	-
Interest rate floor	396	-	396	-

December 31, 2010
Assets:
Investment securities available for sale:
U.S. Treasury securities	$47,019	$47,019	$-	$-
U.S. Government agency mortgage-backed securities	328,487	-	328,487	-
Other mortgage-backed securities	6,137	-	6,137	-
State and municipal securities	82,397	-	82,397	-
Trust preferred securities	5,642	-	-	5,642
Other securities	3,182	-	3,182	-
Interest rate swaps	56,637	-	56,637	-
Interest rate floor	344	-	344	-
Liabilities:
Fair value interest rate swaps	4,721	-	4,721	-
Interest rate swaps	58,779	-	58,779	-
Interest rate floor	344	-	344	-

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

Adjustable-rate agency mortgage-backed pools are evaluated on a bond equivalent effective margin (“BEEM”) basis obtained from broker-dealers and other contributing firms active in the market. BEEM levels are established for key sectors using characteristics such as month-to-roll, index, periodic and life caps and index margins and convertibility. Individual securities are then evaluated based on how their characteristics map to the sectors established.

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

Corporate bonds. The fair value measurements for corporate bonds consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit quality information and the bond's terms and conditions, among other things. If relevant and observable prices are available, those valuations would be classified as Level 2. If prices are not available, other valuation techniques would be used and the item would be classified as Level 3

Other securities.  The other securities category is comprised primarily of money market mutual funds.  Given the short maturity structure and the expectation that the investment can be redeemed at par value, the fair value of these investments is assumed to be the book value.

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

 Level 3 Valuation Techniques and Inputs

Trust preferred securities.  The trust preferred securities are evaluated based on whether the security is an obligation of a single issuer or part of a securitization pool. For single issuer obligations, the Company uses discounted cash flow models which incorporate the contractual cash flow for each issue adjusted as necessary for any potential changes in amount or timing of cash flows. The cash flow model of a pooled issue incorporates anticipated loss rates and severities of the underlying collateral as well as credit support provided within the securitization. The cash flow model for the pooled issue owned by the Company at September 30, 2011 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange (“NYSE”) or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 6.8% and 19.5%, respectively, for the two trust preferred securities. The 19.5% discount rate is reflective of the single issuer that is currently deferring interest rate payments.

The following provides details of the Level 3 fair value measurement activity for the three and nine months ended September 30, 2011 and 2010:

          Fair Value Measurements Using Significant Unobservable Inputs – Level 3
Trust Preferred Securities

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$6,427	$15,090	$5,642	$20,874
Total gains, realized/unrealized:
Included in earnings(1)	-	(950)	(250)	(950)
Included in accumulated other comprehensive income	(1,869)	5,060	(834)	(724)
Purchases	-	-	-	-
Maturities	-	-	-	-
Prepayments	-	-	-	-
Calls	-	(15,000)	-	(15,000)
Transfers into Level 3	-	-	-	-
Balance, end of period	$4,558	$4,200	$4,558	$4,200
(1) Amount included in net impairment losses on available for sale securities of the unaudited condensed consolidated statements of operations.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, Small Business Administration (“SBA”) servicing assets, restricted equity investments, goodwill and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At September 30, 2011 and 2010, these assets were valued in accordance with GAAP and, except for impaired loans, loans held-for-sale and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820.

		Category Used for Fair Value Measurement			Total (Losses) Gains Or Changes in Net Assets
	Total	Level 1	Level 2	Level 3
September 30, 2011
Assets:
Impaired loans	$76,019	$-	$-	$76,019	$(39,007)
Real estate owned	2,272	-	-	2,272	(667)

September 30, 2010
Assets:
Impaired loans	$125,986	$-	$-	$125,986	$(55,258)

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

The following steps are taken to determine the fair value of real estate securing a loan that will be potentially subject to impairment:

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

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $63.9 million and $63.5 million at September 30, 2011 and 2010, respectively. The collateral underlying these loans had a fair value of $43.5 million and $47.8 million, including a specific reserve in the allowance for loan losses of $20.5 million and $15.7 million at September 30, 2011 and 2010, respectively. There were charge-offs of $6.6 million and $5.2 million for impaired loans with specific reserves during the nine months ended September 30, 2011 and 2010, respectively. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $32.5 million and $131.5 million at September 30, 2011 and 2010, respectively, as the underlying collateral was not below the carrying amount; however, these loans did include charge-offs of $12.0 million and $34.4 million during the nine months ended September 30, 2011 and 2010, respectively.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned also includes bank properties transferred from operations. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the nine months ended September 30, 2011, the Company recorded a decrease in fair value of $188,000 and $667,000 on five bank properties and two commercial properties, respectively. The adjustments to the bank properties and commercial properties were based upon unobservable inputs, and therefore categorized as Level 3 measurements.

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

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$73,006	$73,006	$36,522	$36,522
Interest-earning bank balances	61,203	61,203	150,704	150,704
Investment securities available for sale	534,768	534,768	472,864	472,864
Investment securities held to maturity	1,714	1,787	3,039	3,155
Loans receivable, net	2,216,994	2,029,737	2,399,964	2,210,243
Loans held-for-sale	20,868	21,147	13,824	13,510
Hedged commercial loans(1)	34,182	38,923	39,669	44,372
Restricted equity investments	15,760	15,760	17,590	17,590
Interest rate swaps	53,084	53,084	56,637	56,637
Interest rate floor	396	396	344	344

Liabilities:
Demand deposits	1,840,358	1,866,217	1,862,940	1,884,033
Savings deposits	267,076	269,746	279,086	281,512
Time deposits	620,215	626,129	798,434	810,299
Securities sold under agreements to repurchase – customers	6,026	6,026	6,307	6,307
Advances from FHLBNY	3,054	3,319	3,999	4,287
Securities sold under agreements to repurchase – FHLBNY	15,000	15,573	15,000	16,050
Junior subordinated debentures	92,786	52,757	92,786	47,730
Fair value interest rate swaps	4,753	4,753	4,721	4,721
Interest rate swaps	54,282	54,282	58,779	58,779
Interest rate floor	396	396	344	344
(1) Includes positive market value adjustment of $4.7 million at September 30, 2011 and December 31, 2010, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

Loans held-for-sale. Loans held-for-sale includes residential mortgage loans that are originated with the intent to sell and one commercial real estate loan transferred to held-for-sale during the nine months ended September 30, 2011. These loans are recorded at the lower of amortized cost or fair value

Hedged commercial loans. The hedged commercial loans are one component of a declared hedging relationship as defined under FASB ASC 815. The interest rate swap component of the declared hedging relationship is carried at its fair value and the carrying value of the commercial loans includes a similar change in fair values.

Restricted equity securities.  Ownership in equity securities of Federal Reserve Bank, FHLBNY and Atlantic Central Bankers Bank is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices. The Company and the Bank were in compliance with these regulatory capital requirements of the Federal Reserve Board and the OCC as of September 30, 2011. As discussed below and elsewhere herein, additional capital requirements have been imposed on the Bank by the OCC, which the Bank was also in full compliance with as of September 30, 2011.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter of 2010, the Company revised and implemented changes to policies and procedures pursuant to the OCC Agreement. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. As of September 30, 2011, the Bank’s brokered deposits represented 2.3% of its total liabilities.

In October 2011, the Board of Directors of the Company resolved, among other things, not to declare or pay cash dividends, take dividends from the Bank or repurchase its stock, without the prior written approval of the Federal Reserve.  The Board also resolved not to make any distribution of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve if the Bank is less than well capitalized as defined in OCC regulations.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At September 30, 2011, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.64%, its Tier 1 Capital ratio was 11.81% and its Total Capital ratio was 13.07%. At December 31, 2010, the Bank also met all of the three capital ratios established by the OCC as its Leverage ratio was 8.57%, its Tier 1 Capital ratio was 10.98% and its Total Capital ratio was 12.25%.

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of September 30, 2011 and December 31, 2010:

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$385,939	14.85%	$207,895	8.00%	N/A
Sun National Bank	339,017	13.07	207,497	8.00	$259,372	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	353,170	13.59	103,947	4.00	N/A
Sun National Bank	306,309	11.81	103,749	4.00	155,623	6.00
Leverage ratio:
Sun Bancorp, Inc.	353,170	11.08	127,535	4.00	N/A
Sun National Bank	306,309	9.64	127,121	4.00	158,902	5.00

December 31, 2010
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$350,697	12.68%	$221,242	8.00%	N/A
Sun National Bank	338,196	12.25	220,904	8.00	$276,131	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	315,523	11.41	110,621	4.00	N/A
Sun National Bank	303,074	10.98	110,452	4.00	165,678	6.00
Leverage ratio:
Sun Bancorp, Inc.	315,523	8.93	141,351	4.00	N/A
Sun National Bank	303,074	8.57	141,407	4.00	176,759	5.00
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

In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2010. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after September 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment did not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 31, 2009, the Company paid the FDIC prepaid assessment of $18.3 million. At September 30, 2011, the Company’s prepaid assessment balance was $7.5 million, with $3.9 million being recognized in expense during the nine months ended September 30, 2011.

The Company’s capital securities are deconsolidated in accordance with GAAP and qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow limited capital securities and other restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2009, the Federal Reserve Board extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25% of all core capital elements, including goodwill. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2011, all $90.0 million in capital securities qualified as Tier 1 capital.

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at September 30, 2011.  Per the OCC Agreement and the Board resolutions referenced above, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve.

 (13) Common Stock Offering and Private Placements

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

On April 11, 2011, the Company issued and sold in a private placement transaction an additional 3,802,131 shares at $2.85 per share totaling $10.8 million in additional stock proceeds pursuant to the exercise of gross-up rights contained in the previously executed security purchase agreements with the three investors noted above. The gross-up rights were triggered by the underwriters’ exercise of the over-allotment option in the public offering. On August 8, 2011, the Company issued approximately 2,378,232 additional shares at $2.85 per share totaling $6.8 million in stock proceeds pursuant to the exercise of gross-up rights. The transactions were triggered pursuant to the gross-up rights issued to Anchorage Capital Group, LLC, in connection with its purchase of shares in the public offering.

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Sun Bancorp, Inc. (the “Company”) and the documents incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  We are including this statement for the purpose of invoking those safe harbor provisions.  Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  These forward-looking statements may include, among other things:

●	· statements and assumptions relating to financial performance;
●	· statements relating to the anticipated effects on results of operations or financial condition from recent or future developments or events;
●	· statements relating to our business and growth strategies and our regulatory capital levels;
●	· statements relating to potential sales of our criticized and classified assets; and
●	· any other statements, projections or assumptions that are not historical facts.
    Actual future results may differ materially from our forward-looking statements, and we qualify all forward-looking statements by various risks and uncertainties we face, some of which are beyond our control, as well as the assumptions underlying the statements, including, among others, the following factors:

●	· the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	· market volatility;
●	· the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs;
●	· the overall quality of the composition of our loan and securities portfolios;
●	· the market for criticized and classified assets that we may sell;
●
· legislative and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and impending regulations, changes in banking, securities and tax laws and regulations and their application by our regulators and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverages;

●	· the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
●	· inflation, interest rate, market and monetary fluctuations;
●	· fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
●
· the effect of and our compliance with the terms of the Agreement by and between our wholly owned subsidiary, Sun National Bank (the “Bank”) and the Office of the Comptroller of the Currency (the “OCC”) dated April 15, 2010 (the “OCC Agreement”) as well as compliance with the individual minimum capital ratios established for the Bank by the OCC;

●
· the results of examinations of us by the Federal Reserve and of the Bank by the OCC, including the possibility that the OCC may, among other things, require the Bank to increase its allowance for loan losses or to write-down assets;

●	· our ability to control operating costs and expenses;
●	· our ability to manage delinquency rates;
●	· our ability to retain key members of our senior management team;
●	· the costs of litigation, including settlements and judgments;
●	· the increased competitive pressures among financial services companies;
●
· the timely development of and acceptance of new products and services and the perceived overall value of these products and services by businesses and consumers, including the features, pricing and quality compared to our competitors’ products and services;

●	· technological changes;
●	· acquisitions;
●	· changes in consumer and business spending, borrowing and saving habits and demand for financial services in our market area;
●	· adverse changes in securities markets;
●	· the inability of key third-party providers to perform their obligations to us;
●
· changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;

●	· war or terrorist activities;
●
· other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the Securities and Exchange Commission (“SEC”); and

●	· our success at managing the risks involved in the foregoing.

Some of these and other factors are discussed in the Company’s December 31, 2010 Annual Report on Form 10-K Item 1A. Risk Factors section as such may be amended or supplemented herein or in other filings pursuant to the Securities Exchange Act of 1934, as amended. The development of any or all of these factors could have an adverse impact on our financial position and results of operations.

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

    Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations, there can be no assurance that future losses will not exceed estimated amounts or that additional provision for loan losses will not be required in future periods. Accordingly, the current state of the national economy and the local economies of the areas in which the loans are concentrated and their slow recovery from a severe recession could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss reserves in future periods. In addition, the Company’s determination as to the amount of its allowance for loan losses is subject to review by the Bank’s primary regulator, the Office of the Comptroller of the Currency (the “OCC”), as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC, after a review of the information available at the time of the OCC examination.

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

Market Overview

The economic recovery has been slower than anticipated. The debt crisis in Europe has caused further economic concerns and weakness in global markets.  Interest rates have remained near historical lows. The housing sector continues to be depressed and is expected to remain weak as the number of foreclosed properties available for sale continues to increase. The unemployment rate in the U.S. decreased slightly to 9.1% in September 2011 from 9.2% in June 2011. According to recently released estimates, the U.S. gross domestic product for the third quarter of 2011 increased at an annual rate of 2.5% as compared to 1.3% growth in the second quarter of 2011. This increase was primarily driven by personal consumption expenditures.

At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank of Philadelphia, there has been a modest increase in business activity. Employment among the firms in the region continues to improve slightly.

At its latest meeting in September 2011, the Federal Reserve decided to keep the Federal Funds target rate unchanged in a continued effort to help stimulate economic growth. Since December 2008, the Federal Reserve has kept the Federal Funds rate, a key indicator of short-term rates such as credit card rates and HELOC rates, at a range of 0.00%-0.25% with the intent of encouraging consumers and businesses to borrow and spend to help jump start the economy. However, Federal Reserve policymakers are increasingly focused on when and how to start boosting rates once the recovery is firmly entrenched. The Federal Reserve is also cautiously considering what to do with its vast holdings of mortgage-backed securities. The Federal Reserve policymakers continue to consider providing additional monetary policy accommodations to support the economic recovery.

    The housing market continues to languish with indicators of housing activity such as New Home Sales Housing Starts and Existing Home Sales stabilizing but at levels significantly below their peaks in 2005 and 2006. However, the supply of homes is still believed to be in excess of one year in parts of New Jersey, according to the New Jersey Real Estate Report.

The continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business, and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2011.

 Common Stock Offering and Private Placements

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

On April 11, 2011, the Company issued and sold in a private placement transaction an additional 3,802,131 shares at $2.85 per share totaling $10.8 million in additional stock proceeds pursuant to the exercise of gross-up rights contained in the previously executed security purchase agreements with the three investors noted above. The gross-up rights were triggered by the underwriters’ exercise of the over-allotment option in the public offering. On August 8, 2011, the Company issued approximately 2,378,232 additional shares at $2.85 per share totaling $6.8 million in stock proceeds pursuant to the exercise of gross-up rights. The transactions were triggered pursuant to the gross-up rights issued to Anchorage Capital Group, LLC, in connection with its purchase of shares in the public offering.

Financial Condition

Total assets were $3.24 billion at September 30, 2011 as compared to $3.42 billion at December 31, 2010. Loans receivable, net of allowance for loan losses, decreased by $188.5 million, or 7.7%, primarily due to the sale of commercial loans. Loans held-for-sale increased $7.0 million, or 51.0%. Total investments increased $63.9 million, or 12.9%. Total liabilities decreased $221.1 million, or 7.0%, to $2.93 billion at September 30, 2011 compared to $3.15 billion at December 31, 2010 primarily due to a decrease in deposits of $212.8 million, or 7.2%, and other liabilities of $6.9 million, or 8.4%. Stockholders’ equity was $308.1 million at September 30, 2011 as compared to $268.2 million at December 31, 2010 primarily as a result of the $99.0 million of capital generated from the common stock offering and private placements offset by the Company’s year to date net loss of $66.0 million.

Loans receivable, net of allowance for loan losses, decreased $188.5 million to $2.25 billion at September 30, 2011 as compared to $2.44 billion at December 31, 2010. This decrease was driven primarily by the sale of commercial real estate loans in 2011.

Total non-performing loans decreased $37.8 million to $135.9 million at September 30, 2011 from December 31, 2010, primarily as a result of the sale of $110.8 million of non-performing commercial real estate loans, offset by the movement of a performing troubled debt restructuring (“TDR”) to non-accrual status and the migration of $45.1 million due to three commercial relationships moving to non-accrual status. Total non-accruing TDRs at September 30, 2011 were $22.4 million. Non-performing loans at September 30, 2011 includes one $5.2 million commercial real estate loan held-for-sale.

As of September 30, 2011, the Company had $38.5 million outstanding on 18 residential construction, commercial construction and land development relationships which agreements included interest reserves. As of December 31, 2010, the Company had $81.1 million outstanding on 25 residential construction, commercial construction and land development relationships which agreements included interest reserves. The total amount available in those reserves to fund interest payments was $1.4 million and $2.4 million at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, the Company had six residential construction relationships with aggregate interest reserves of $2.4 million on non-accrual status and one commercial construction relationship with an interest reserve of $140,000 on non-accrual status. As of December 31, 2010, the Company had six residential construction relationships with interest reserves of $3.4 million on non-accrual status. As these relationships are in technical default, no additional fundings of interest will be made. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at underwriting time in conjunction with the review of the plans and specifications for the project being financed.  Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

    Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring, (“FASB ASC 310-40”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing for a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. During the first quarter of 2011, the Company entered into a TDR agreement with one commercial relationship. At September 30, 2011, the carrying value of the TDR was $708,000. The Company granted a concession by deferring interest on the borrowing and extending the term. The TDR is currently on non-accrual status. During the second quarter of 2011, the Company returned a TDR that was on accrual status back to non-accrual for lack of repayment performance. At September 30, 2011, the total carrying value of loans in TDR status is $22.4 million, all of which are on non-accrual status.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at September 30, 2011 and December 31, 2010.

Table 1: Summary of Non-performing Assets and TDRs

	September 30, 2011	December 31, 2010
Non-performing assets:
Non-accrual loans	$107,665	$159,426
Non-accrual loans held-for-sale	5,186	-
Troubled debt restructuring, non-accruing	22,353	11,796
Loans past due 90 days and accruing	744	2,554
Real estate owned, net	4,893	3,913
Total non-performing assets	140,841	177,689
Troubled debt restructuring, accruing	$-	$20,341

The Company’s allowance for losses on loans decreased to $55.2 million, or 2.39% of gross loans receivable, at September 30, 2011 from $81.7 million, or 3.24% of gross loans receivable, at December 31, 2010. The provision for loan losses was $2.3 million for the three months ended September 30, 2011 compared to $42.4 million for the same period in 2010. The decline in reserve balances is due primarily to the sale of commercial real estate loans during 2011.  Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place. Net charge-offs for the three months ended September 30, 2011 were $5.8 million, or 0.3% of average loans outstanding. Net charge-offs for the nine months ended September 30, 2011 were $94.3 million, which included $69.4 million related to the loan sale and $13.0 million related to four commercial relationships.

Real estate owned increased $980,000 to $4.9 million at September 30, 2011 as compared to $3.9 million at December 31, 2010. During the nine months ended September 30, 2011, the Company transferred one commercial property in the amount of $390,000 and nine residential properties totaling $2.5 million from loans into real estate owned. During the three months ended September 30, 2011, the Company recorded $188,000 of write-downs of real estate owned relating to five bank properties.  During the nine months ended September 30, 2011, the Company’s write-downs totaled $667,000, including $260,000 on the carrying value of two commercial properties and $407,000 on the carrying value of five bank properties. There were three residential properties with a total carrying amount of $1.1 million sold resulting in a loss of $147,000, two commercial properties with a total carrying amount of $33,000 sold resulting in a net gain of $81,000, and one bank property with a carrying amount of $189,000 sold resulting in a loss of $10,000 during the nine months ended September 30, 2011. At September 30, 2011, the Company had 17 properties in the real estate owned portfolio, five of which are former bank branches.

The net deferred tax asset decreased $3.4 million from $4.2 million at December 31, 2010 to $837,000 at September 30, 2011 due to a decrease in the unrealized losses on investment securities. The Company maintains a valuation allowance of $90.1 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company and it is more likely than not that the full deferred tax asset will not be realized.

Investment securities available for sale increased $61.9 million, or 13.1%, from $472.9 million at December 31, 2010 to $534.8 million at September 30, 2011 as the Company utilized its excess liquidity to purchase securities. Investment securities held to maturity decreased $1.3 million, or 43.6%, from $3.0 million at December 31, 2010 to $1.7 million at September 30, 2011. The overall decrease in the held-to-maturity portfolio was due to security pay downs. The Company is maintaining its strategy of prudently investing any excess liquidity and maintaining its slight asset sensitive risk profile in light of anticipated rate increases.

Other assets decreased $6.5 million, or 7.4%, to $81.8 million at September 30, 2011 from $88.3 million at December 31, 2010. This decrease was primarily the result of $3.6 million in fair value adjustments on swap transactions recorded during the nine months ended September 30, 2011 and a $3.7 million reduction in prepaid FDIC insurance assessments. For more information on the Company’s financial derivative instruments, see Note 7 of the notes to unaudited condensed consolidated financial statements.

    Total deposits at September 30, 2011 were $2.73 billion, a decrease of $212.8 million, or 7.2%, from $2.94 billion at December 31, 2010. This decrease is due primarily to a decrease of $178.2 million in certificates of deposit, including those placed through brokers. Core deposits, which exclude all certificates of deposit, decreased $34.6 million to $2.11 billion, or 77.3% of total deposits at September 30, 2011, as compared to $2.14 billion, or 72.8% of total deposits at December 31, 2010.

Total borrowings, excluding debentures held by trusts, totaled $32.0 million and $33.4 million at September 30, 2011 and December 31, 2010, respectively.

Other liabilities decreased $6.9 million, or 8.4%, to $75.7 million at September 30, 2011 from $82.6 million at December 31, 2010. This decrease was primarily related to a decrease in the Company’s interest rate swap liabilities due to the termination of 19 swap agreements.

Stockholders’ equity increased $39.8 million, or 14.8%, to $308.1 million at September 30, 2011 from $268.2 million at December 31, 2010. There was an increase of $99.0 million in stockholders’ equity as a result of the Company's common stock offering during the nine months ended September 30, 2011. Retained deficit increased $66.0 million as a result of losses the Company experienced during the nine months ended September 30, 2011.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

Overview. The Company recognized net income available to shareholders for the three months ended September 30, 2011 of $2.7 million, or $0.03 per common share, compared to a net loss of $75.3 million, or a loss of $3.14 per common share, for the same period in 2010. During the three months ended September 30, 2010, the Company established a valuation allowance of $49.9 million against the entire net deferred tax asset after concluding that it was more likely than not that the full deferred tax asset would not be realized.

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

 Net interest income, on a tax-equivalent basis, decreased $1.8 million to $26.5 million for the three months ended September 30, 2011, from $28.3 million for the same period in 2010.

 Tax equivalent interest income decreased $5.2 million, or 14.0%, from $37.0 million for the three months ended September 30, 2010, to $31.8 million for the three months ended September 30, 2011. This decrease was primarily volume driven as average interest-earning loans decreased $425.1 million as compared to the quarter ended September 30, 2010. In addition, the yield on investment securities decreased 97 basis points to 2.88% for the three months ended September 30, 2011 from 3.85% for the comparable prior year period due to changes in the interest rate environment.

Interest expense decreased $3.4 million, or 38.6%, for the three months ended September 30, 2011, as compared to the same period in 2010. Average interest-bearing deposit accounts decreased $350.2 million, or 13.8% from September 30, 2010 and the cost of interest-bearing deposits decreased 35 basis points. These decreases occurred as the Company aggressively lowered interest rates on deposits in 2010.

The interest rate spread and net interest margin for the three months ended September 30, 2011 were 3.41% and 3.61%, respectively, compared to 3.24% and 3.47%, respectively, for the same period in 2010.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended September 30, 2011 and 2010. Average balances are derived from daily balances.

Table 2: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

SUN BANCORP, INC. AND SUBSIDIARIES
AVERAGE BALANCE SHEETS (Unaudited)
(Dollars in thousands)
	For the Three Months Ended September 30,
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$1,901,394	$23,028	4.84%	$2,292,274	$26,620	4.65%
Home equity	232,458	2,418	4.16	250,033	2,921	4.67
Second mortgage	47,844	698	5.84	60,729	932	6.14
Residential real estate	89,010	1,161	5.22	82,094	1,160	5.65
Other	49,361	844	6.84	59,998	1,031	6.87
Total loans receivable	2,320,067	28,149	4.85	2,745,128	32,664	4.76
Investment securities(3)	498,329	3,582	2.88	443,203	4,261	3.85
Interest-earning bank balances	118,350	71	0.24	75,059	46	0.25
Total interest-earning assets	2,936,746	31,802	4.33	3,263,390	36,971	4.53
Non-interest earning assets:
Cash and due from banks	72,744			51,660
Bank properties and equipment, net	55,461			52,962
Goodwill and intangible assets, net	46,511			50,324
Other assets	123,089			159,960
Total non-interest-earning assets	297,805			314,906
Total assets	$3,234,551			$3,578,296

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,286,426	$1,589	0.49%	$1,325,084	$2,706	0.82%
Savings deposits	270,196	321	0.48	293,744	550	0.75
Time deposits	631,415	2,388	1.51	919,404	4,004	1.74
Total interest-bearing deposit accounts	2,188,037	4,298	0.79	2,538,232	7,260	1.14
Short-term borrowings:
Federal funds purchased	-	-	-	6,288	5	0.32
Securities sold under agreements to repurchase - customers	6,952	1	0.06	19,003	9	0.19
Long-term borrowings:
FHLBNY advances (4)	18,162	223	4.91	19,412	222	4.57
Obligations under capital lease	7,959	132	6.63	8,194	136	6.64
Junior subordinated debentures	92,786	675	2.91	92,786	1,054	4.54
Total borrowings	125,859	1,031	3.28	145,683	1,426	3.92
Total interest-bearing liabilities	2,313,896	5,329	0.92	2,683,915	8,686	1.29
Non-interest bearing liabilities:
Non-interest-bearing demand deposits	528,505			505,036
Other liabilities	84,215			101,448
Total non-interest bearing liabilities	612,630			606,484
Total liabilities	2,926,526			3,290,399
Shareholders' equity	308,025			287,897
Total liabilities and shareholders' equity	$3,234,551			$3,578,296

Net interest income		$26,473			$28,285
Interest rate spread (5)			3.41%			3.24%
Net interest margin (6)			3.61%			3.47%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.92%			121.59%

(1) Average balances include non-accrual loans and loans held-for-sale.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3)  Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended September 30, 2011 and 2010 were $292,000 and $399,000, respectively.

(4) Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Quarterly Rate-Volume Variance Analysis(1)

	For the Three Months Ended September 30, 2011 vs. 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(4,626)	$1,034	$(3,592)
Home equity lines of credit	(197)	(306)	(503)
Home equity term loan	(190)	(44)	(234)
Residential real estate	92	(91)	1
Other	(183)	(4)	(187)
Total loans receivable	(5,104)	589	(4,515)
Investment securities	474	(1,153)	(679)
Interest-earning deposits with banks	27	(2)	25
Total interest-earning assets	(4,603)	(566)	(5,169)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(76)	(1,041)	(1,117)
Savings deposits	133	(362)	(229)
Time deposits	(798)	(818)	(1,616)
Total interest-bearing deposit accounts	(741)	(2,221)	(2,962)
Short-term borrowings:
Federal funds purchased	(2)	(3)	(5)
Securities sold under agreements to repurchase - customers	(4)	(4)	(8)
Long-term borrowings:
FHLBNY advances(2)	-	1	1
Obligations under capital lease	139	(143)	(4)
Junior subordinated debentures	(497)	118	(379)
Total borrowings	(364)	(31)	(395)
Total interest-bearing liabilities	(1,105)	(2,252)	(3,357)
Net change in net interest income	$(3,498)	$1,686	$(1,812)
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

Provision for Loan Losses. The Company recorded a provision for loan losses of $2.3 million during the three months ended September 30, 2011, as compared to $42.4 million for the same period in 2010. The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, decreased $214.9 million, or 8.5%, to $2.31 billion at September 30, 2011 as compared to $2.52 billion at December 31, 2010. In addition, total non-performing assets decreased $36.8 million from $177.7 million at December 31, 2010 to $140.8 million at September 30, 2011. The ratio of allowance for loan losses to gross loans receivable was 2.39% at September 30, 2011 as compared to 3.24% at December 31, 2010. Net charge-offs for the three months ended September 30, 2011 were $5.8 million as compared to $41.6 million during the same period in 2010. Net charge-offs for the three months ended September 30, 2011 included $2.3 million related to three commercial relationships.

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

Non-Interest Income. Non-interest income increased $8.1 million to $5.8 million for the three months ended September 30, 2011, as compared to a loss of $2.4 million for the same period in 2010. This increase was primarily attributable to $7.5 million of derivative credit valuation adjustments on the Company’s derivative portfolio recorded in the prior year as compared to $309,000 in the current period.  Also, the prior year period included an other-than-temporary impairment charge of $950,000.

Non-Interest Expense. Non-interest expense decreased $2.4 million to $27.0 million for the three months ended September 30, 2011 as compared to $29.3 million for the same period in 2010. The decrease in non-interest expense was primarily attributable to a reduction of $1.4 million in salaries and employee benefits and a decrease of $626,000 in insurance expense resulting from reduced FDIC insurance assessments.

    Income Tax Provision. The income tax provision decreased $28.7 million, to a benefit of $23,000 for the three months ended September 30, 2011 as compared to income tax expense of $28.8 million for the same period in 2010. In the third quarter of 2010, the Company established a valuation allowance against its entire net deferred tax asset, in excess of unrealized losses on available-for-sale securities after concluding that it was more likely than not that the future benefits of the deferred tax asset would not be realized. The resulting charge was recorded through the income tax provision.  As the Company remains in a cumulative loss position, no income tax expense was recorded for the current period. The Company is currently under IRS audit for tax years 2008 through 2010.  It is not anticipated that these audits will result in any material adjustments to the financial statements.

Comparison of Operating Results for the Nine months Ended September 30, 2011 and 2010

Overview. The Company recognized a net loss available to shareholders for the nine months ended September 30, 2011 of $66.0 million, or a loss of $0.90 per common share, compared to a net loss of $157.2 million, or a loss of $6.66 per common share, for the same period in 2010. During the nine months ended September 30, 2011 and 2010, the Company recorded $67.4 million and $66.0 million of loan loss provisions, respectively. In May 2011, the Company completed the sale of $174.3 million of loans, having a recorded investment of $159.8 million, to a third-party investor for gross proceeds of $99.2 million. The loan sale was the primary factor in the loss for the nine months ended September 30, 2011. The results for the nine months ended September 30, 2010 included a goodwill impairment charge of $89.7 million and a valuation allowance of $49.9 million established against the deferred tax asset after concluding that it was more likely than not that the full deferred tax asset would not be realized.

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

 Net interest income, on a tax-equivalent basis, decreased $6.2 million to $78.9 million for the nine months ended September 30, 2011, from $85.1 million for the same period in 2010.

 Tax equivalent interest income decreased $14.7 million, or 13.2%, from $111.7 million for the nine months ended September 30, 2010 to $96.9 million for the nine months ended September 30, 2011. This decrease was primarily volume driven as average interest-earning loans decreased $336.5 million from September 30, 2010. In addition, the yield on loans decreased five basis points to 4.75% for the nine months ended September 30, 2011 from 4.80% for the comparable prior year period. Investment yields decreased by 100 basis points to 3.14% for the nine months ended September 30, 2011 from 4.14% for the comparable prior year period. This decrease was partially offset by an increase in average investment securities of $51.3 million, or 11.7% over the same period.

 Interest expense decreased $8.5 million, or 32.0%, for the nine months ended September 30, 2011, as compared to the same period in 2010. This decrease was primarily interest rate driven as the cost of average interest-bearing deposits decreased 33 basis points. This decrease occurred as the Company aggressively lowered interest rates on deposits in 2011. In addition, average interest-bearing deposit balances declined by $204.2 million, or 8.2%, from the nine months ended September 30, 2010 to the same current year period.

The interest rate spread and net interest margin for the nine months ended September 30, 2011 were 3.29% and 3.49%, respectively, compared to 3.32% and 3.55%, respectively, for the same period in 2010.

Table 4 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the nine months ended September 30, 2011 and 2010. Average balances are derived from daily balances.

Table 4: Quarterly Statements of Average Balances, Income or Expense, Yield or Cost

SUN BANCORP, INC. AND SUBSIDIARIES
AVERAGE BALANCE SHEETS (Unaudited)
(Dollars in thousands)
	For the Nine Months Ended September 30,
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$1,969,551	$69,565	4.71%	$2,265,644	$79,555	4.68%
Home equity	234,278	7,426	4.23	254,999	8,969	4.69
Second mortgage	50,481	2,207	5.83	64,047	3,020	6.29
Residential real estate	79,885	3,209	5.36	76,650	3,236	5.63
Other	52,656	2,708	6.86	62,003	3,196	6.87
Total loans receivable	2,386,851	85,115	4.75	2,723,343	97,976	4.80
Investment securities (3)	490,397	11,565	3.14	439,147	13,629	4.14
Interest-earning bank balances	139,297	253	0.24	37,242	62	0.22
Total interest-earning assets	3,016,545	96,933	4.28	3,199,732	111,667	4.65
Non-interest earning assets:
Cash and due from banks	71,980			47,359
Bank properties and equipment, net	54,362			52,919
Goodwill and intangible assets, net	47,424			110,380
Other assets	114,496			152,088
Total non-interest-earning assets	288,262			362,746
Total assets	$3,304,807			$3,562,478

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,333,259	$5,589	0.56%	$1,287,747	$8,112	0.84%
Savings deposits	274,280	1,127	0.55	299,745	1,772	0.79
Time deposits	689,738	7,980	1.54	913,988	12,239	1.79
Total interest-bearing deposit accounts	2,297,277	14,696	0.85	2,501,480	22,123	1.18
Short-term borrowings:
Federal funds purchased	-	-	-	22,604	89	0.52
Securities sold under agreements to repurchase - customers	6,942	6	0.12	16,612	22	0.18
Long-term borrowings:
FHLBNY advances (4)	18,476	665	4.80	23,926	829	4.62
Obligations under capital lease	8,019	396	6.58	8,238	412	6.67
Junior subordinated debentures	92,786	2,302	3.31	92,786	3,085	4.43
Total borrowings	126,223	3,369	3.56	164,166	4,437	3.60
Total interest-bearing liabilities	2,423,500	18,065	0.99	2,665,646	26,560	1.33
Non-interest bearing liabilities:
Non-interest-bearing demand deposits	500,620			472,545
Other liabilities	85,489			88,996
Total non-interest bearing liabilities	586,109			561,541
Total liabilities	3,009,609			3,227,187
Shareholders' equity	295,198			335,291
Total liabilities and shareholders' equity	$3,304,807			$3,562,478

Net interest income		$78,868			$85,107
Interest rate spread (5)			3.29%			3.32%
Net interest margin (6)			3.49%			3.55%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.47%			120.04%

(1) Average balances include non-accrual loans and loans held-for-sale.
(2) Loan fees are included in interest income and the amount is not material for this analysis.
(3)  Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the nine months ended September 30, 2011 and 2010 were $1.1 million and $1.4 million, respectively.

(4) Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 5: Quarterly Rate-Volume Variance Analysis(1)

	For the Nine Months Ended September 30, 2011 vs. 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(10,646)	$656	$(9,990)
Home equity lines of credit	(708)	(835)	(1,543)
Home equity term loan	(611)	(202)	(813)
Residential real estate	129	(156)	(27)
Other	(492)	5	(487)
Total loans receivable	(12,328)	(532)	(12,860)
Investment securities	1,450	(3,515)	(2,065)
Interest-earning deposits with banks	185	6	191
Total interest-earning assets	(10,693)	(4,041)	(14,734)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	274	(2,797)	(2,523)
Savings deposits	354	(999)	(645)
Time deposits	(2,140)	(2,119)	(4,259)
Total interest-bearing deposit accounts	(1,512)	(5,915)	(7,427)
Short-term borrowings:
Federal funds purchased	(44)	(45)	(89)
Securities sold under agreements to repurchase - customers	(8)	(8)	(16)
Long-term borrowings:
FHLBNY advances(2)	(69)	(95)	(164)
Obligations under capital lease	377	(393)	(16)
Junior subordinated debentures	(1,173)	390	(783)
Total borrowings	(917)	(151)	(1,068)
Total interest-bearing liabilities	(2,429)	(6,066)	(8,495)
Net change in net interest income	$(8,264)	$2,025	$(6,239)
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

Provision for Loan Losses. The Company recorded a provision for loan losses of $67.4 million during the nine months ended September 30, 2011, as compared to $66.0 million for the same period in 2010. The provision for the nine months ended September 30, 2011 was driven primarily by charge-offs related to the sale of a portfolio of primarily commercial real estate loans to a third party investor.

Net charge-offs for the nine months ended September 30, 2011 were $94.3 million as compared to $51.4 million during the same period in 2010. Net charge-offs for the nine months ended September 30, 2011 include $69.4 million related to sale of commercial real estate loans. In addition, the Company recorded $13.0 million in charge-offs on four commercial loan relationships. The Company provides provision levels based on the amount of criticized, classified, and non-accrual loans. As a result of the loan sales, and modest economic improvements, the level of these assets have declined dramatically since the prior year period, resulting in reduced provision levels excluding loan sale charges.

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

    Non-Interest Income. Non-interest income decreased $1.1 million to $6.7 million for the nine months ended September 30, 2011, as compared $7.7 million for the same period in 2010. This decrease was primarily attributable to an increase of $2.8 million in fair value credit adjustments during the nine months ended September 30, 2011 on the Company’s derivative portfolio, resulting primarily from the transfer of certain loans to held-for-sale as well as credit deterioration of the Company’s counterparties. Also, service charges on deposit accounts declined by $767,000 over that same period.  These changes were partially offset by an increase of $1.3 million in gains on the sale of investment securities, a decrease of $700,000 in other- than-temporary impairment (“OTTI”) charges and an increase of $357,000 in investment products income during the nine months ended September 30, 2011 as compared to the comparable prior year period.

Non-Interest Expense. Non-interest expense decreased $90.1 million, or 52.1%, to $83.0 million for the nine months ended September 30, 2011 as compared to $173.1 million for the same period in 2010. The decrease in non-interest expense was due to the goodwill impairment charge recorded during the nine months ended September 30, 2010 of $89.7 million.

Income Tax Provision. The income tax provision decreased $9.2 million, to $10,000 for the nine months ended September 30, 2011 as compared to income tax expense of $9.2 million for the same period in 2010. In the third quarter of 2010, the Company established a valuation allowance against its entire net deferred tax asset, in excess of unrealized losses on available-for-sale securities after concluding that it was more likely than not that the future benefits of the deferred tax asset would not be realized. The resulting charge was recorded through the income tax provision. As the Company remains in a cumulative loss position, no income tax expense was recorded for the current period.

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

The major source of the Company’s funding on a consolidated basis is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained in a variety of wholesale funding sources as well, including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other securities and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes; however, this funding source is currently limited to 3.5% of the Bank’s total liabilities in accordance with a written agreement between the Bank and the OCC (the “OCC Agreement”) as discussed later in this section. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. Deposit rates continued to decrease through 2010 and into 2011. As a result, the Company continued to experience a decline in certificates of deposit and interest-bearing demand deposits through the first nine months of 2011. Core deposits, which exclude all certificates of deposit, decreased $34.6 million to $2.11 billion, or 77.3% of total deposits at September 30, 2011, as compared to $2.14 billion, or 72.8% of total deposits at December 31, 2010. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $217.9 million, of which none was utilized, and the FHLBNY of approximately $55.1 million, of which $18.1 million was utilized. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $45.0 million, of which none were utilized as of September 30, 2011. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of September 30, 2011, the Company had a par value of $369.8 million and $42.5 million in loans and securities, respectively, pledged as collateral on secured borrowings with the Federal Reserve and FHLBNY.

The Company's primary uses of funds are the origination of loans; the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending September 30, 2012 total $493.3 million, or approximately 79.5% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

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

The Bank also agreed to: (A) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At September 30, 2011, the Bank’s brokered deposits represented 2.3% of its total liabilities.

Management is taking all necessary actions to ensure the Bank becomes fully compliant with all requirements of the OCC Agreement.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At September 30, 2011, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.64%, Tier 1 Capital ratio was 11.81%, and Total Capital ratio was 13.07%.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of September 30, 2011:

Table 6: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$385,939	14.85%	$207,895	8.00%	N/A
Sun National Bank	339,017	13.07	207,497	8.00	$259,372	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	353,170	13.59	103,947	4.00	N/A
Sun National Bank	306,310	11.81	103,749	4.00	155,623	6.00
Leverage ratio:
Sun Bancorp, Inc.	353,170	11.08	127,535	4.00	N/A
Sun National Bank	306,310	9.64	127,121	4.00	158,902	5.00
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

    In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after September 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 31, 2009, the Company paid the FDIC prepaid assessment of $18.3 million.  At September 30, 2011, the Company’s prepaid assessment balance was $7.5 million, with $3.9 million being recognized in expense in the nine months ended September 30, 2011.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2010, and would have limited capital securities and other restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2010, the Federal Reserve Board extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25 percent of all core capital elements, including goodwill. The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2011, all $90.0 million in capital securities qualified at Tier 1.

The ability of the Bank to pay dividends to the Company is governed by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at September 30, 2011. Per the OCC Agreement and the Board resolutions, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve.

See Note 12 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at September 30, 2011 was $53.5 million and the portion of the exposure not covered by collateral was approximately $785,000. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at September 30, 2011 and December 31, 2010 was $348,000 and $1.5 million, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

    In October 2007, Visa Inc. (“Visa”) announced that it had completed a restructuring in preparation of its initial public offering (“IPO”) planned for the first quarter 2008. At the time of the announcement, the Company was a member of the Visa USA network. As part of the restructuring, the Company received 13,325 shares of restricted Class USA stock in Visa in exchange for the Company’s membership interests. The Company did not recognize a gain or loss upon receipt of Class USA shares in October 2007. In November 2007, Visa announced that it had reached an agreement with American Express, related to its claim that Visa and its member banks had illegally blocked American Express from the bank-issued card business in the U.S. The Company was not named a defendant in the lawsuit and, therefore, was not directly liable for any amount of the settlement. However, in accordance with Visa’s by-laws, the Company and other Visa USA, Inc. (a wholly-owned subsidiary of Visa) members were obligated to indemnify Visa for certain losses, including the settlement of the American Express matter. On May 28, 2010, Visa deposited an additional $500 million into the litigation escrow account previously established to satisfy specific settlement obligations. Visa funded the additional amount into the escrow account by reducing each Class B shareholders’ conversion ratio to Visa Class A shares from 0.5824 to 0.5550. Furthermore, on October 8, 2010, Visa deposited another $800 million into the litigation escrow account further reducing the conversion ratio from 0.5550 to 0.5102. The Company currently has 7,672 Class B shares, with a zero cost basis. The Company’s indemnification obligations based on its proportionate share of ownership in Visa USA, Inc. was not material at September 30, 2011 or December 31, 2010.

Recent Accounting Principles

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This guidance allows an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after assessing the totality of events or circumstances, an entity determines it is not more likely that not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. This guidance is effective for public entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have any impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance eliminates the presentation option of presenting the component of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, the guidance requires the consecutive presentation of the statement of net income and other comprehensive income and requires the entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. These changes will apply to both annual and interim financial statements. This guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this guidance amends only presentation requirements, the adoption will not impact the Company’s financial condition or results of operations.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This guidance clarifies the guidance from ASU 2010-20, Receivables (Topic 310) on a creditor’s evaluation of whether a concession has been granted and whether a debtor is experiencing financial difficulties. This guidance also requires the disclosures related to troubled debt restructurings from Update 2010-20 as effective for public entities for the first interim or annual period beginning on or after June 15, 2011. This guidance was adopted by the Company and applied retroactively to January 1, 2011. The guidance did not have an impact on the Company’s financial condition or results of operations.

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

At September 30, 2011, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $266.1 million representing a positive one-year gap ratio of 8.22%. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management's estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at September 30, 2011 shows a position that is relatively neutral to interest rates with a more negative bias as rates decrease. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of September 30, 2011. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	1.1%
+100	0.0%
-100	-1.7%
-200	-3.7%

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

The Company is not engaged in any legal proceedings of a material nature at September 30, 2011. In the ordinary course, the Company is from time to time party to legal proceedings incident to its business.  While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission with the exception that the Risk Factor entitled “We do not currently pay cash dividends on our stock” is replaced with the following:

We are subject to various restrictions on our ability to pay cash dividends.

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal regulatory considerations.  We have not historically paid a cash dividend on our common stock and are subject to various restrictions on our ability to pay cash dividends.

In October 2011, our Board of Directors resolved, among other things, not to declare or pay any cash dividends or take any cash dividends from the Bank without the prior approval of the Federal Reserve. In addition, pursuant to the terms of the securities purchase agreements entered into by us in July 2010, we also agreed not to declare or pay any dividends on our capital stock through December 31, 2012. Further, pursuant to the terms of the OCC Agreement, the Bank may not pay any dividends if it is not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval. Accordingly, there can be no assurance that we will pay dividends to our shareholders in the future.

The following new Risk Factor is added:

Our agreement not to take dividends from the Bank without prior regulatory approval could impact our liquidity and debt service capability.

In October 2011, our Board of Directors resolved not to accept any dividends from the Bank without the prior approval of the Federal Reserve. Under the OCC Agreement, the Bank cannot pay a dividend without prior OCC approval. Dividends from the Bank have historically been our primary source of revenue.  While we maintain certain liquid assets at the Company level, we also have debt service obligations on the subordinated debentures we have issued.  While we believe we are capable of funding the interest obligation on our junior subordinated debentures through available cash balances, the absence of dividends from the Bank may restrict our ability to service our debt at the Company level.

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

Sun Bancorp, Inc.
Registrant

Date: November 9, 2011	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer

Date: November 9, 2011	/s/ Robert B. Crowl
Robert B. Crowl
Executive Vice President and
Chief Financial Officer

Date: November 9, 2011	/s/ Neil Kalani
Neil Kalani
Senior Vice President and
Chief Accounting Officer and Controller