Form 10-K
period 2011-12-31
SUN BANCORP INC /NJ/
filed 2012-03-14
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Registrant’s telephone number, including area code:

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2011 was approximately $162.6 million.

As of March 5, 2012, there were 85,794,605 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2011. (Parts I and II)

2.	Portions of the Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders (Part III)

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

•	technological changes;

•	acquisitions;

•	changes in consumer and business spending, borrowing and saving habits and demand for financial services in our market area;

•	adverse changes in securities markets;

•	the inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Financial Accounting Standards Board;

•	war or terrorist activities;

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

PART I

Item 1. Business.

General

Sun Bancorp, Inc. (the “Company”), a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey with its executive office in Mt. Laurel, New Jersey. The Company’s principal subsidiary is Sun National Bank (the “Bank”). At December 31, 2011, the Company had total assets of $3.2 billion, total liabilities of $2.9 billion and total shareholders’ equity of $309.1 million. The Company’s principal business is to serve as a holding company for the Bank. As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). At December 31, 2011, the Company had 641 full-time and 72 part-time employees. As of December 31, 2011, the Company had 65 locations throughout New Jersey.

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

Private Placements and Common Stock Offerings

On July 7, 2010, the Company entered into securities purchase agreements with WLR SBI AcquisitionCo, LLC, an affiliate of WL Ross & Co. LLC (“WL Ross”), members and affiliates of the Bank’s founding Brown Family (the “Brown Family”), certain affiliates of Siguler Guff & Company, LP (the “Siguler Guff Shareholders”) and certain other institutional and accredited investors (the “Other Investors”). On September 22, 2010, the Company completed the issuance and sale of 4,672,750 shares of its common stock and 88,009 shares of its Mandatorily Convertible Cumulative Non-Voting Perpetual Stock, Series B (the “Series B Preferred Stock”) for net proceeds of $98.5 million. At the Company’s Annual Meeting of Shareholders held on November 1, 2010, its shareholders approved an amendment to our Amended and Restated Certificate of Incorporation allowing for the conversion of the 88,009 shares of Series B Preferred Stock into 22,002,250 shares of common stock at a conversion price of $4.00 per share.

On March 22, 2011, the Company completed a public offering of 28,750,000 shares of common stock at a public offering price of $3.00 per share, which included the full exercise of the over-allotment option granted to the underwriters to purchase an additional 3,750,000 shares of common stock. After deducting the underwriting discount and offering expenses payable by the Company, the net proceeds were $81.4 million. The Company’s three largest shareholders, WL Ross, the Siguler Guff shareholders, and the Brown Family, along with certain officers and directors, purchased an aggregate of 10,193,224 shares in the offering. WL Ross and the Siguler Guff Shareholders maintained their percentage interest in the Company in the offering. Pursuant to the terms of the securities purchase agreements entered into between WL Ross, the Siguler Guff Shareholders, the Brown Family and the Company in connection with the private placement of Company securities in July 2010, each of these investors was entitled to purchase shares in the offering at $2.85 per share which represented the public offering price less the underwriting discount of $0.15 per share paid to the underwriters on the other shares sold.

On April 11, 2011, the Company issued and sold in a private placement transaction an additional 3,802,131 shares at $2.85 per share totaling $10.8 million in additional stock proceeds pursuant to the exercise of gross-up rights contained in the previously executed securities purchase agreements with the three investors noted above. The gross-up rights were triggered by the underwriters’ exercise of the over-allotment option in the public offering. On August 8, 2011, the Company issued approximately 2,378,232 additional shares at $2.85 per share totaling $6.8 million in stock proceeds pursuant to the exercise of gross-up rights. The transactions were triggered pursuant to the gross-up rights issued to Anchorage Capital Group, LLC (“Anchorage”), in connection with its purchase of shares in the public offering.

At December 31, 2011, WL Ross beneficially owned approximately 24.8% of our outstanding common stock, the Brown Family beneficially owned approximately 19.2% of our outstanding common stock and the Siguler Guff Shareholders and Anchorage each beneficially owned approximately 9.9% of our outstanding common stock. None of the Other Investors beneficially owned more than 2% of our common stock.

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

Minimum Capital Ratios

The OCC has also established individual minimum capital ratios which require the Bank to maintain Tier 1 Capital at least equal to 8.50% of adjusted total assets, Tier 1 Capital at least equal to 9.50% of risk-weighted assets and to achieve and thereafter maintain Total Capital at least equal to 11.50% of risk-weighted assets. At December 31, 2011, the Bank was in compliance with these three individual minimum capital ratios. The Bank had Tier 1 Capital equal to 9.64% of adjusted total assets, Tier 1 Capital equal to 12.13% of risk-weighted assets and Total Capital equal to 13.39% of risk-weighted assets at December 31, 2011.

Market Area

The Company’s corporate headquarters is located in Vineland, New Jersey, approximately 30 miles southeast of Philadelphia, Pennsylvania and 37 miles west of Atlantic City, New Jersey. The Company also maintains a regional headquarters in Mt. Laurel, New Jersey, which is located in close proximity to both the New Jersey Turnpike and Interstate 295, two major thoroughfares that provide convenient access to both the southern and northern regions of New Jersey.

The Company’s primary market area consists of the State of New Jersey. The Company’s deposit-gathering base and lending area is concentrated in the communities surrounding its offices in New Jersey. The Company believes these markets are attractive and have strong growth potential based on key economic indicators. The State of New Jersey has the highest median household income in the nation. The Company’s markets are home to a diverse pool of businesses and industries, representing key opportunities for growth in the business and commercial banking products and services. Related to the Company’s consumer growth, New Jersey is the most densely populated state in the U.S., providing a deep consumer base as well. The Company’s market area is also home to many affluent suburbs, catering to commuters who live in New Jersey and work in New York and Philadelphia.

Lending Activities

General. The principal lending activity of the Company is the origination of commercial and industrial loans. The Company also offers home equity loans, residential real estate and second mortgage loans and other consumer loans, including installment loans. Substantially all loans are originated in the Company’s primary market area. For more information about the Company’s lending activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans” in the Company’s 2011 Annual Report, included herein as Exhibit 13.

Commercial and Industrial Loans. The Company’s primary lending focus is the origination of commercial and industrial loans, including short-term and long-term business loans, lines of credit, mortgage loans on commercial real estate and construction loans to developers and builders. The Company’s primary lending focus is the origination of commercial loans.

The Company’s lending to businesses includes the origination of SBA guaranteed term loans and lines of credit. The Company generally sells the guaranteed portion of each SBA term loan in the secondary market to generate fee income. In 2011, the Company recognized a net gain of $129 thousand from the sale of such loans. The Company is a SBA Preferred Lender. As a SBA Preferred Lender, the Company is able to originate SBA Loans without requesting the approval of the SBA prior to closing the loan.

The trend of the Company’s lending continues to reflect the geographic and borrower diversification of the commercial loan portfolio. As the Company’s marketplace has expanded within the State of New Jersey, commercial lending activities have grown, especially in the central and northern parts of the state. The recent recession has impacted all aspects of the national and regional economy and the slow pace of recovery has created increased stress in our loan portfolios which has adversely affected the Company’s financial condition and results of operations. At December 31, 2011 and 2010, the Company did not have more than 10% of its total loans outstanding concentrated in any one industry category including, but not limited to, the hospitality, entertainment and leisure industries and general office space. The Company’s loan categories are determined based upon borrowers engaged in similar activities who would be similarly impacted by economic or other conditions.

Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation. Additionally, the Company makes commercial real estate loans for the acquisition, refinance, improvement and construction of real property. Loans secured by owner occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. At December 31, 2011, commercial and industrial loans secured by commercial real estate properties totaled $1.2 billion of which $604.3 million, or 49.1%, were classified as owner occupied and $626.8 million, or 50.9%, were classified as non-owner occupied. Management considers these loans to be well diversified across multiple industries.

The Company also originates residential construction loans. These are short-term loans generally for building 1-to-4 family residential dwellings and are secured by the parcels of land on which the dwellings are to be constructed and any structures in the process of being constructed. Upon completion of construction, these properties are conveyed to third parties and the construction loans are repaid from some form of permanent financing which may or may not be provided by the Company. Due to a significant decrease in the demand for new housing brought upon by the economic downturn beginning in 2008, the Company’s residential construction loan business has been negatively impacted. In the course of the periodic credit review process, a number of the Company’s residential construction borrowers received a more adverse risk rating and were assigned classified loan status due to highly diminished activity and strained liquidity and cash flow. At the present time, new residential construction lending opportunities are limited. At December 31, 2011, there were 26 residential construction loans with outstanding loan balances of $15.3 million in the aggregate of which 13 loans approximating $8.1 million in the aggregate are currently classified as non-performing.

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

Residential Real Estate Loans. The Company originates residential mortgages through the Bank. The majority of these loans are for owner occupied single-family residences and are originated with a forward commitment to sell the loan in the secondary market with servicing released. In 2011, the Company recognized a gain of $3.2 million from the sale of such loans. The Company’s mortgage loans are typically sold with recourse in the event of default within the first six months after origination, depending on the terms with the investor. The Company repurchased one previously sold mortgage loan during 2011.

Other Loans. Included in the category of “Other Loans” are certain small business loans serving businesses with credit needs up to $250 thousand. These small business loans are generally lines of credit. At December 31, 2011, the Company had $8.3 million of small business loans.

Loans secured by recreational vehicles and modular housing are also included in the “Other Loans” category. These loans were generated through third-party arrangements. In April 2007, the Company ceased its relationship with the third-party used to generate the recreational vehicle portfolio and as of December 31, 2011, there was $5.9 million outstanding. In September 2009, the Company ceased its relationship with the third-party used to generate the modular housing portfolio and as of December 31, 2011 the modular housing portfolio was $26.0 million.

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

Loan Commitments. When a commercial loan is approved, the Company may issue a written commitment to the loan applicant. The loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. The loan commitment is valid for approximately 30 days. At December 31, 2011, the Company had approximately $37.8 million in commercial loans that were approved but unfunded.

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

Investment Activities

The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals which are designed to provide a portfolio of high quality investments that optimize interest income within acceptable limits of safety and liquidity. The Company’s investments consist primarily of federal funds, securities issued or guaranteed by the United States Government or its agencies, mortgage-backed securities, states and political subdivisions and trust preferred securities. For more information about the investment securities portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition—Investment Securities” in the Annual Report, included herein as Exhibit 13.

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

Deposits. Consumer and commercial deposits, as well as deposits from governmental entities are attracted principally from within the Company’s primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program, which enables our local customers to obtain expanded Federal Deposit Insurance Corporation (“FDIC”) insurance coverage on their deposits. The Company may also obtain funding through brokered deposits. Pursuant to the terms of the OCC Agreement, however, the Bank has agreed that its brokered deposits may not exceed 3.5% of total liabilities without prior OCC approval. For more information about the Company’s deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition—Deposits” in the Annual Report, included herein as Exhibit 13.

Borrowings. The Company may obtain advances from the Federal Home Loan Bank of New York (“FHLBNY”) to supplement its funding requirements. Such advances must be secured by a pledge of a portion of the Company’s assets which may include securities, first mortgage loans and other collateral acceptable to the FHLBNY. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $195.7 million and the FHLBNY of approximately $93.1 million, of which $0 and $17.7 million, respectively, was utilized as of December 31, 2011. As of December 31, 2011, the Company had $351.8 million and $114.7 million in loans and securities, respectively, pledged as collateral on secured borrowings. The Company has additional unsecured borrowing capacity through lines of credit with other financial institutions of approximately $55.0 million. For more information about the Company’s borrowings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition—Borrowings” in the Annual Report, included herein as Exhibit 13.

Securities Sold Under Agreements to Repurchase. The Company has overnight repurchase agreements with customers as well as term repurchase agreements with the FHLBNY. The Company obtains funds through overnight repurchase agreements with customers pursuant to which the Company sells U.S. Treasury notes or securities issued or guaranteed by one of the government sponsored enterprises to customers under an agreement to repurchase them, at par, on the next business day. At December 31, 2011, the amount of securities under agreements to repurchase with customers totaled $5.7 million. In addition, the Company may obtain funds through term repurchase agreements with the FHLBNY. At December 31, 2011, the amount of repurchase agreements with the FHLBNY totaled $15.0 million. For more information regarding repurchase agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition—Borrowings” and Note 13 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13.

Fee Income Services

The Company offers an array of full-service banking capabilities through products and services designed to enhance the overall relationship with its customers.

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

Customer Derivatives. To accommodate customer needs, the Company also enters into financial derivative transactions primarily consisting of interest rate swaps. Market risk exposure from customer positions is managed through transactions with third-party dealers. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer. The positions of customer derivatives are recorded at fair value and changes in value are included in non-interest income on the consolidated statement of operations.

Competition

The Company faces substantial competition in all phases of its operations. The banking business in the State of New Jersey is highly competitive. The State of New Jersey has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company, all of which are competitors of the Company to varying degrees. In order to compete with the many financial institutions serving its primary market area, the Company’s strategy is to focus on providing a superior level of personalized service to local businesses and individual customers.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act was intended to affect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally created a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that may affect us are the following:

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

Deposit Insurance. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250 thousand per depositor, retroactive to January 1, 2009, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The legislation also authorized the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directed the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gave the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Interstate Branching. The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives. Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions. For this purpose, a derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders. Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The previous exemption from Section 23A for transactions with financial subsidiaries was eliminated. The Dodd-Frank Act additionally prohibited an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Debit Card Interchange Fees. Effective July 21, 2011, the Dodd-Frank Act required that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising bank holding companies, such as the Company and in processing applications to it under the Bank Holding Company Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the OCC. At December 31, 2011, the Company was in compliance with all applicable regulatory capital requirements. See Note 23 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13.

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

Dividend Restrictions. Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. In addition, the OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Further, pursuant to the terms of the OCC Agreement, the Bank may not pay any dividends if it is not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval. As discussed in Note 23, the amount available for payment of dividends to the Company by the Bank was $0 at December 31, 2011. As a result of the Bank’s restricted dividend capacity, any proposed dividends from the Bank to the Company will be subject to regulatory approval until net income for the current year combined with the prior two years is sufficient. The Company believes it is capable of funding the interest obligation on its junior subordinated debenture interest obligations through available cash balances maintained at the bank holding company for the period of time necessary until earnings are expected to support a dividend from the Bank.

Legal Lending Limits. The FDIC imposes restrictions on the amount of loans that a national bank can lend to one borrower. Based upon these legal lending limits, the Bank’s total outstanding loans and extensions of credit to one borrower may not exceed 15% of the Bank’s capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral, as such term is defined in the applicable regulation.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured to applicable limits by the FDIC. Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100 thousand to $250 thousand and extended the unlimited deposit insurance coverage for non interest-bearing transaction accounts until December 31, 2012.

The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Under the rules in effect through March 31, 2011, initial assessments ranged from 12 to 45 basis points of assessable deposits. However, pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), effective April 1, 2011, initial assessments ranged from five to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid deposit insurance assessments of $4.7 million during the year ended December 31, 2011. For 2011, the deposit insurance assessment rate before applying one time credits was approximately 0.185% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

On December 30, 2009, banks were required to pay the fourth quarter assessment and to prepay estimated insurance assessments for the years 2010 through 2012. The pre-payment did not affect the Bank’s earnings on that date. The Bank paid an aggregate of $19.5 million in premiums on December 30, 2009, $18.3 million of which constituted prepaid premiums.

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. Since this is a larger base than adjusted domestic deposits, assessment rates are expected to be lower. In February 2011, the FDIC approved a new rule effective April 1, 2011 which implemented these changes. The new rule includes new rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2%, and 2.5%. The FDIC staff projected that the new rate schedules would be approximately revenue neutral. The schedule would reduce the initial base assessment rate in each of the four risk-based pricing categories. For small Risk category I banks, the rates would range from five to nine basis points. The proposed rates for small institutions in Risk Categories II, III and IV would be 14, 23 and 35 basis points, respectively. For large institutions and large, highly complex institutions, the proposed rate schedule ranges from five to 35 basis points. There are also adjustments made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits. The FDIC also revised the assessment system for large depository institutions with over $10 billion in assets.

In addition to risk-based deposit insurance premiums, additional assessments may be imposed by the Financing Corporation (“FICO”), a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of FICO bonds. FICO assessment rates for 2011 ranged from $.0068 to $.0102 for each $100 of deposits.

Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver appointed by regulatory authorities. Such priority creditors would include the FDIC.

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

The OCC may, in addition, establish higher capital requirements than those set forth in its capital regulations when particular circumstances warrant. Pursuant to this authority, the OCC established individual minimum capital requirements for the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to achieve by June 30, 2010 and thereafter maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies. At December 31, 2011, the Bank’s capital ratios exceeded all of the individual minimum capital requirements. See Note 23 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13.

Enforcement Powers of Federal Banking Agencies. Federal banking agencies possess broad powers to make corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” At December 31, 2011, the Bank exceeded the required ratios for classification as “well capitalized,” although due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.” The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

Under the OCC’s prompt corrective action regulations, the OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a bank is considered “well capitalized” if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OCC to meet a specific capital level. A bank generally is considered “adequately capitalized” if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). A bank that has lower ratios of capital is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.

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

Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. These factors include, in addition to those described in the “Forward Looking Statements,” the following:

•	Actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	Changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

•	Speculation in the press or investment community generally or relating to our reputation or the financial services industry;

•	Strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

•	Fluctuations in the stock price and operating results of our competitors;

•	Future sales of our equity or equity-related securities;

•	Proposed or adopted regulatory changes or developments;

•	Domestic and international economic factors unrelated to our performance; and

•	General market conditions and, in particular, developments related to market conditions for the financial services industry.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities of many companies, often unrelated to such companies’ operating performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results. We expect that the market price of our common stock will continue to fluctuate and there can be no assurances about the levels of the market prices for our common stock.

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

The terms of the securities purchase agreements grant certain rights to WL Ross, the Brown Family, Siguler Guff Shareholders, Anchorage and Other Investors that other shareholders do not have.

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

The Company’s three largest shareholders, WL Ross, Siguler Guff, and the Brown family, along with certain officers and directors, purchased an aggregate of 10,193,224 shares in the offering. WL Ross and the Siguler Guff Shareholders maintained their percentage interest in the Company in the offering. Pursuant to the terms of the securities purchase agreements entered into between WL Ross, the Siguler Guff Shareholders, the Brown family and the Company in connection with the private placement of Company securities in July 2010, each of these investors was entitled to purchase shares in the offering at $2.85 per share which represented the public offering price less the underwriting discount of $0.15 per share paid to the underwriters on the other shares sold.

On April 11, 2011, the Company issued and sold in a private placement transaction an additional 3,802,131 shares at $2.85 per share totaling $10.8 million in additional stock proceeds pursuant to the exercise of gross-up rights contained in the previously executed security purchase agreements with the three investors noted above. The gross-up rights were triggered by the underwriters’ exercise of the over-allotment option in the public offering. On August 8, 2011, the Company issued approximately 2,378,232 additional shares at $2.85 per share totaling $6.8 million in stock proceeds pursuant to the exercise of gross-up rights. The transactions were triggered pursuant to the gross-up rights issued to Anchorage Capital Group, LLC (“Anchorage”), in connection with its purchase of shares in the public offering.

Pursuant to the securities purchase agreements, we granted registration rights to WL Ross, the Siguler Guff Shareholders, Anchorage, the Brown Family and the Other Investors, which provide them with the right to include their shares of our common stock in any future registration statement filed by us with the SEC for resale by them (“piggyback registration rights”). We filed a registration statement to cover the resale of these shares which has been declared effective.

In addition, pursuant to the securities purchase agreements entered into with each of WL Ross, the Siguler Guff Shareholders and the Brown Family and the gross-up agreement entered into with Anchorage, each has certain “gross-up” rights in connection with certain securities offerings that we may conduct at the same price (net of underwriting discounts) and on the same terms as those proposed in the offering in an aggregate amount sufficient to enable them to maintain their respective ownership interest in us.

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

We may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below the required minimums, we or the Bank could be forced to raise additional capital by making offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.

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

Our directors and executive officers and their affiliates own approximately 46% of the outstanding common stock. As a result of their combined ownership, our directors and executive officers could make it more difficult to obtain approval for some matters submitted to a shareholder vote, including acquisitions of our company. The results of the vote may be contrary to the desires or interests of the other shareholders.

Directors and executive officers and their affiliates own approximately 46% of the outstanding shares of common stock at December 31, 2011, excluding shares which may be acquired upon the exercise of stock options or upon the vesting of restricted stock. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to our amended and restated certificate of incorporation.

Provisions of our Amended and Restated Certificate of Incorporation and the New Jersey Business Corporation Act could deter takeovers which are opposed by the Board of Directors.

Our amended and restated certificate of incorporation requires the approval of 80% of our outstanding shares for any merger or consolidation unless the transaction meets certain fair price criteria or the business combination has been approved or authorized by the Board of Directors. As a New Jersey corporation with a class of securities registered with the SEC, we are governed by certain provisions of the New Jersey Business Corporation Act that also restrict business combinations with shareholders owning 10% or more of our outstanding shares (“interested shareholders”) for a period of five years after such interested shareholder achieves such status unless the business combination is approved by the Board of Directors prior to the shareholder becoming an interested shareholder. The New Jersey Shareholders’ Protection Act also restricts business combinations with an interested shareholder after the five-year period unless the transaction receives the approval of two-thirds of the shares outstanding, exclusive of the shares held by the interested shareholder or the transaction satisfies certain fair price requirements. In addition, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of directors or otherwise direct the management or policies of any banking holding company without prior notice or application to and the approval of the Federal Reserve.

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

•

Establishing and submitting to the OCC a written capital plan, covering at least a three-year period providing for the maintenance of adequate capital to support the Bank’s risk profile and containing a dividend policy allowing dividends only if the Bank is in compliance with its capital plan and obtains the prior approval of the OCC;

•	Implementing a program to protect the Bank’s interest in criticized or classified assets;

•	Reviewing and revising the Bank’s loan review program;

•	Revising the Bank’s credit administration policies; and

•	Limiting the Bank’s brokered deposits to not more than 3.5% of total deposits without the prior approval of the OCC.

During the second quarter of fiscal 2010, we delivered the profit and capital plans to the OCC, and revised and implemented changes to our credit policies and procedures pursuant to the OCC Agreement. The OCC has established individual minimum capital ratio requirements of the Bank, which were to be achieved by June 30, 2010, and thereafter maintained. At December 31, 2011, the Bank met the individual minimum capital requirements as its Leverage ratio was 9.64%, its Tier 1 Capital ratio was 12.13%, and its Total Capital ratio was 13.39%.

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

Per the terms of the OCC Agreement, brokered deposits may not exceed 3.5% of total liabilities without the prior approval of the OCC. At December 31, 2011, brokered deposits represented 2.8% of total liabilities. We have historically used brokered deposits as part of our liquidity strategy and to supplement other funding sources such as customer deposits, federal funds and FHLB advances. This restriction may limit our potential sources of liquidity in the future.

We have incurred significant losses and cannot assure you that we will be profitable in the near term or at all.

We have incurred losses over the past few years, including a net loss of approximately $67.5 million for the fiscal year ended December 31, 2011 and a net loss of approximately $185.4 million for the fiscal year ended December 31, 2010, primarily due to credit costs, including a significant provision for loan and lease losses and write-down of our goodwill and our deferred tax assets in fiscal 2010. Although we have taken a number of steps to reduce our credit exposure, at December 31, 2011, we had approximately $112.7 million in nonperforming assets and it is possible that we will continue to incur elevated credit costs over the near term, which would adversely impact our overall financial performance and results of operations. We cannot assure you that we will return to profitability in the near term or at all.

Increases in nonperforming assets will have an adverse effect on our financial condition and results of operations.

Our nonperforming assets (which consist of nonaccrual loans, assets acquired through foreclosure and troubled debt restructurings), totaled $112.7 million at December 31, 2011, which is a decrease of $65.0 million, or 37%, from the $177.7 million in nonperforming assets at December 31, 2010 and an increase of $7.3 million, or 7%, over the $105.4 million in non-performing assets at December 31, 2009. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on financial condition and results of operations.

We may sell a portion of our commercial real estate and industrial loan portfolios at a significant loss.

In May 2011, we sold $174.3 million of commercial real estate loans with a book balance of $159.8 million, for a net loss of $44.3 million. We continue to evaluate other potential sales of criticized and classified assets. In our evaluation process, management analyzes, among other things, factors surrounding the borrower, the borrower’s business operation, the economy and industry specifics. A sale of all or a portion of such loans, after accounting for loan loss reserves, could result in a significant loss. Such sale could also result in significant dilution to our tangible book value per share. We may evaluate potential loan sales to strategic buyers or rehabilitate relationships through troubled debt restructuring. Selling or restructuring loans below their net book or carrying value will result in additional charge-offs and net losses on the sale of such loans, as well as dilution to our tangible book value per share, which will materially adversely affect our results of operations and financial condition. As we evaluate all of these options, we are mindful and continue to balance the strengthening of our asset quality with the potential impact on book value, diluting book value and maintaining prudent tangible equity to assets ratios. We cannot estimate with certainty the willingness of potential buyers to purchase our loans or the amounts such buyers will be willing to pay for such loans. Accordingly, there can be no assurance that we can complete the sale of loans or that the net losses to operations we may incur from such sale will not be significant.

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

•

Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business;

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities;

•

The methodologies that we use to establish our allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation;

•

Continued turmoil in the market, and loss of confidence in the banking system, could require the Bank to pay higher interest rates to obtain deposits to meet the needs of its depositors and borrowers, resulting in reduced margin and net interest income.

•

If conditions worsen significantly, it is possible that banks such as the Bank may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Bank being placed into receivership; and

•

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

We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past few years, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Further concerns over the stability of the financial markets, the banking system and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations, cash flows and stock price. We do not expect that the difficult market conditions will improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in our industry. In particular, we may face the following risks in connection with these events:

•	We expect to face increased regulation of our industry, compliance with which may increase our costs and limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.

•

We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

•	Our ability to borrow from other financial institutions or the FHLBNY on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events.

•	We may experience a decrease in dividend income from our investment in FHLBNY stock.

•	We may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

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

In the third quarter of 2010, we recorded a valuation allowance of $49.9 million against our entire deferred tax asset due to a sustained period of quarterly losses. The valuation allowance had a negative impact on earnings and capital. At December 31, 2011, the Company had a valuation allowance of $91.4 million against its deferred tax asset. The release of this valuation allowance would have a positive impact on earnings and capital but is dependent on our ability to provide positive evidence of a return to sustained profitability. There can be no assurance as to when we could be in a position to recapture the benefits of our deferred tax asset.

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

•	The capital that must be maintained;

•	The kinds of activities that we can engage in;

•	The kinds and amounts of investments that we can make;

•	The locations of our offices;

•	Insurance of deposits and the premiums that we must pay for this insurance; and

•	How much cash we must set aside as reserves for deposits.

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

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments or taxes that could adversely affect our results of operations. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the higher levels imposed in 2011. These increases and any future increases or required prepayments in FDIC insurance premiums or taxes may materially adversely affect our results of operations.

Concerns of Customers over Deposit Insurance May Cause a Decrease in Deposits

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Unlimited deposit insurance coverage on non-interest-bearing transaction accounts will expire on December 31, 2012. Upon expiration, these types of deposits will only be insured up to the same $250 thousand limit as other types of deposit accounts. It is possible that upon the expiration of unlimited deposit insurance coverage, we will experience a decrease in our transaction account balances due to deposit insurance concerns. To the extent these deposits are replaced by other types of deposits, our interest expense may increase.

The market value of our securities portfolio may be impacted by the level of interest rates and the credit quality and strength of the underlying issuers.

If a decline in market value of a security is determined to be other than temporary, under accounting principles generally accepted in the United States of America, we are required to write these securities down to their estimated fair value through a charge to earnings. At December 31, 2011, we owned one non-rated single issuer trust preferred security classified as available for sale with an amortized cost of $3.8 million and an estimated fair value of $1.1 million on which we were required to recognize a credit-related impairment loss of $250 thousand in 2011. We perform an ongoing analysis of this security. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of this and other securities we own from time to time.

We are, through the Bank, a member of the FHLBNY, and are required to maintain an investment in shares of its capital stock, which are restricted in that they can only be redeemed by the issuer at par value. On January 8, 2009, Moody’s Global Banking issued a report stating the potential for a significant other-than-temporary impairment (“OTTI”) charge on private label mortgage-backed securities held by the Federal Home Loan Banks (“FHLBanks”). Of the 12 regional FHLBanks, capital levels for eight of these banks would be in jeopardy of meeting minimum regulatory capital requirements under a “worst-case” scenario that assumes all private-label securities owned by the FHLBanks are deemed to be impaired. The capital levels of the other four FHLBanks, which includes FHLBNY, would remain above minimum regulatory capital requirements under the same scenario. We do not believe that an OTTI of its holdings exists as of December 31, 2011 and will continue to monitor the financial performance of the FHLBNY. If the FHLBNY is unable to meet minimum regulatory capital requirements or is required to aid the remaining FHLBanks, our holdings in the FHLBNY may be determined to be other than temporarily impaired and may require a charge to our earnings which could have a material impact on our financial condition, results of operations and cash flows.

Our loan portfolio includes a substantial amount of commercial real estate and commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

Our commercial and industrial loan portfolios, which include commercial real estate loans, totaled $1.9 billion at December 31, 2011, comprising approximately 83% of our total loans. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans.

Furthermore, commercial real estate loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company suffers difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. The collateral for our commercial loans that are secured by real estate are classified as 49% owner-occupied properties and 51% non-owner occupied properties.

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

The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral for the loan. Based upon factors such as historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses. At December 31, 2011, our allowance for loan losses was approximately $41.7 million which represented approximately 1.82% of total loans held-for-investment and approximately 38.7% of nonperforming loans. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the bank regulatory authorities require us to increase our allowance for loan losses, our financial condition, results of operations and cash flows could be significantly and adversely affected. Given that the components of the allowance are based partially on historical losses and on risk rating changes in response to recent events, required reserves may trail the emergence of any unforeseen deterioration in credit quality.

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

The most significant component of our net income is net interest income, which accounted for 79% of total revenue in fiscal 2011. Net interest income is the difference between the interest income generated on interest-earning assets, such as loans and investments, and the interest expense paid on the funds required to support earning assets, namely deposits and borrowed funds. Interest income, which represents income from loans, investment securities and short-term investments is dependent on many factors including the volume of earning assets, the level of interest rates, the interest rate sensitivity of the earning assets and the levels of nonperforming loans. The cost of funds is a function of the amount and type of funds required to support the earning assets, the rates paid to attract and retain deposits, rates paid on borrowed funds and the levels of non-interest bearing demand deposits.

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

Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies, particularly the policies of the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including the available for sale securities portfolio, and (iii) the average duration of our interest-earning assets. Changes in monetary policy could also expose us to the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected and prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

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

Under the purchase method of accounting for all business combinations, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill and identifiable intangible assets. At December 31, 2011, we had $45.1 million of goodwill and identifiable intangible assets on our balance sheet. Companies must evaluate goodwill for impairment at least annually.

Write-downs of the amount of any impairment are to be charged to the results of operations in the period in which the impairment is determined. No impairment was identified in 2011. At December 31, 2011, $38.2 million of goodwill remained on our balance sheet. Our intangible asset balances were not impaired at December 31, 2011. Based on the goodwill impairment analysis conducted during 2010, we recorded an impairment charge of approximately $89.7 million. There can be no assurance that the future evaluations of goodwill and identifiable intangible assets will not result in determinations of further impairments and write-downs which could have an adverse non-cash impact on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2011, the Company operated from its main office in Vineland, New Jersey and its executive office in Mt. Laurel, New Jersey. The Company has 65 locations. The Company leases its main office, its executive office, 30 Community Banking Centers and all of its Commercial Lending Centers. At December 31, 2011, the Company’s commitments under noncancelable operating leases were $43.4 million which are payable in years subsequent to December 31, 2011. The remainder of the Community Banking Centers are owned by the Company. At December 31, 2011, the Company’s net bank properties and equipment was $54.8 million.

Item 3. Legal Proceedings.

The Company and the Bank are periodically involved in various claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company’s and the Bank’s business. While the ultimate outcome of these proceedings cannot be predicated with certainty, the Company’s management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows. In addition, management was not aware of any pending or threatened material litigation as of December 31, 2011.

Item 4. Mine Safety Disclosures.

Not applicable

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources—Gap Analysis” and “—Net Interest Income Simulation” in the Annual Report included herein as Exhibit 13 is incorporated herein by reference.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the captions “Proposal I-Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation.

The information contained under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Risk Assessment,” “Executive Compensation,” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners

The information contained under the caption “Security Ownership of Certain Beneficial Owners” in the Proxy Statement is incorporated herein by reference.

(b)	Security Ownership of Management

The information contained under the caption “Security Ownership of Certain Beneficial Owners” and “Proposal I- Election of Directors” in the Proxy Statement is incorporated herein by reference.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2011 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	September 30,	September 30,	September 30,
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	Weighted-average exercise price of outstanding options, warrants and rights (4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1)	3,062,329	$7.94	7,558,691
Equity compensation plans not approved by shareholders (2)	n/a	n/a	n/a

Total	3,062,329	$7.94	7,558,691

(1)

Plans approved by shareholders include the 1997 Stock Option Plan, the 2002 Stock Option Plan, the 2004 Stock Based-Incentive Plan, as amended and restated, the Director Stock Purchase Plan, as amended and restated, Employee Stock Purchase Plan, the 2010 Stock-Based Incentive Plan and the 2010 Performance Equity Plan. The amount of securities includes options for 27,870 shares of our common stock as a result of our assuming obligations under stock option plans of Advantage Bank in connection with an acquisition in 2006 and Community Bancorp of New Jersey in connection with an acquisition in 2004. While we assumed the obligations existing under these plans as of the time of merger, we have not and will not in the future, use them to make further grants.

(2)	Not applicable.

(3)

Amount includes 178,819 restricted stock units that have been granted, but not yet vested, and are therefore not included in shares outstanding. In addition, amount includes 55,433 shares issued and held in the Directors’ Deferred Compensation Plan which, although included these shares are included in outstandings, will be issued without restriction upon retirement of the director.

(4)

Amount does not reflect the market value of 178,819 unvested restricted stock units and 55,433 shares issued and held in the Director’s Deferred Compensation Plan which are included in column (a) herein.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information contained under the section captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information contained under the caption “Proposal II – Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

(1)

The following consolidated financial statements and the report of independent registered public accounting firm of the Registrant included in the Registrant’s Annual Report to Shareholders are included herein as Exhibit 13 and also in Item 8 hereof.

Management’s Annual Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2)	There are no financial statements schedules that are required to be included in Part II, Item 8.

(b)	The following exhibits are filed as part of this report:

3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws of Sun Bancorp, Inc. (3)

10.1	1995 Stock Option Plan (4)

10.2	Amended and Restated 1997 Stock Option Plan (5)

10.3	2002 Stock Option Plan (6)

10.4	Amended and Restated 2004 Stock-Based Incentive Plan (7)

10.5	Directors Stock Purchase Plan, as amended and restated (8)

10.6	2011 Stock-Based Incentive Plan (9)

10.7	2011 Performance Equity Plan (10)

10.8	Management Change in Control Severance Agreement, as amended and restated, for Chairman of the Board, Bernard A. Brown (3)

10.9	Management Change in Control Severance Agreement, as amended and restated, for Vice-Chairman of the Board, Sidney R. Brown (3)

10.10	Employment Agreement with President and Chief Executive Officer Thomas X. Geisel (11)

10.11	Employment Agreement with Executive Vice President and Chief Financial Officer Robert B. Crowl (12)

10.12	Salary Continuation Plan for Bernard Brown (14)

10.13	Securities Purchases Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (15)

10.14	Securities Purchase Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, the Four Bs, Interactive Logistics, LLC, National Distribution Centers, L.R. and National Freight, Inc. (15)

10.15	Securities Purchase Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and Maycomb Holdings II, LLC, Maycomb Holdings, III, LLC, Siguler Guff Distressed Opportunities Fund IV, LP and Siguler Guff Distressed Opportunities Fund IV (T), LP (15)

10.16	Form of Securities Purchase Agreement with Other Investors (15)

10.17	Agreement by and between Sun National Bank and the Office of the Comptroller of the Currency (16)

10.18	Letter Agreement, dated April 11, 2011, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (17)

10.19	Letter Agreement, dated April 11, 2011, between Sun Bancorp, Inc. and Maycomb Holdings II, LLC, Maycomb Holdings III, LLC and Maycomb Holdings IV, LLC (17)

10.20	Letter Agreement, dated April 11, 2011, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, The Four B’s, NFI Interactive Logistics, LLC, National Distribution Centers, L.P. and National Freight, Inc.(17)

10.21	Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (18)

10.22	Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and Maycomb Holdings II, LLC, Maycomb Holdings III, LLC and Maycomb Holdings IV, LLC (18)

10.23	Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, The Four B’s, NFI Interactive Logistics, LLC, National Distribution Centers, L.P. and National Freight, Inc. (18)

10.24	Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and a fund managed by Anchorage Capital Group LLC, acting on behalf of Anchorage Capital Master Offshore, Ltd. (18)

10.25	Gross-Up Agreement, dated as of March 16, 2011, between Sun Bancorp, Inc. and a fund managed by Anchorage Capital Group LLC, acting on behalf of an investment fund that it advises (19)

11	Computation regarding earnings per share (13)

13	2011 Annual Report to Shareholders

21	Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on February 6, 2009 (Registration Number 333-157131).

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011 (File No. 0-20957).

(3)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 24, 2007 (File No. 0-20957).

(4)	Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form 10 filed on June 28, 1996 (File No. 0-20957).

(5)	Incorporated by reference Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).

(6)	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on April 16, 2002 (File No. 0-20957).

(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration on S-8 filed on August 12, 2009 (File No. 333-161289).

(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on August 12, 2009 (File No. 333-161288).

(9)	Incorporated by reference to Appendix F to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders filed with the SEC on September 28, 2010 (File No. 0-20957).

(10)	Incorporated by reference to Appendix G to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders field with the SEC on September 28, 2010 (File No. 0-20957).

(11)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on July 22, 2009 (File No. 0-20957).

(12)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on March 1, 2010 (File No. 0-20957).

(13)	Incorporated by reference to Note 22 of the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 hereto.

(14)	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 14, 2011.

(15)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Company’s Current Report on Form 8-K filed on July 13, 2010. (File No. 0-20957).

(16)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on April 21, 2010. (File No. 0-20957).

(17)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Current Report on Form 8-K filed on April 12, 2011 (File No. 0-20957).

(18)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Company’s Current Report on Form 8-K filed on August 10, 2011 (File No. 0-20957).

(19)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 22, 2011 (File No. 0-20957).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 14, 2012.

SUN BANCORP, INC.

By:	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 14, 2012.

/s/ Bernard A. Brown	/s/ Sidney R. Brown
Bernard A. Brown	Sidney R. Brown
Chairman	Vice Chairman, Secretary and Treasurer

/s/ Wilbur L. Ross, Jr.	/s/ Jeffrey S. Brown
Wilbur L. Ross, Jr.	Jeffrey S. Brown
Director	Director

/s/ Anne E. Koons	/s/ Peter Galetto, Jr.
Anne E. Koons	Peter Galetto, Jr.
Director	Director

/s/ Thomas X. Geisel	/s/ Eli Kramer
Thomas X. Geisel	Eli Kramer
President & Chief Executive Officer and	Director
Director (Principal Executive Officer)

/s/ Anthony R. Coscia	/s/ William J. Marino
Anthony R. Coscia	William J. Marino
Director	Director

/s/ Robert B. Crowl	/s/ Neil Kalani
Robert B. Crowl	Neil Kalani
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)