Form 10-Q
period 2012-03-31
SUN BANCORP INC /NJ/
filed 2012-05-09
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 0-20957

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

Common Stock, $1.00 Par Value – 85,848,087 Shares Outstanding at May 3, 2012

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$79,106	$68,773
Interest-earning bank balances	8,447	51,049

Cash and cash equivalents	87,553	119,822
Investment securities available for sale (amortized cost of $555,988 and $514,488 at March 31, 2012 and December 31, 2011, respectively)	559,599	515,545
Investment securities held to maturity (estimated fair value of $1,081 and $1,413 at March 31, 2012 and December 31, 2011, respectively)	1,012	1,344
Loans receivable (net of allowance for loan losses of $52,127 and $41,667 at March 31, 2012 and December 31, 2011, respectively)	2,173,427	2,249,455
Loans held-for-sale	25,034	23,192
Restricted equity investments	15,846	15,826
Bank properties and equipment, net	53,656	54,756
Real estate owned	4,165	5,020
Accrued interest receivable	8,561	8,912
Goodwill	38,188	38,188
Intangible assets, net	6,025	6,947
Bank owned life insurance (BOLI)	75,388	74,871
Other assets	64,815	70,038

Total assets	$3,113,269	$3,183,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,631,652	$2,667,977
Securities sold under agreements to repurchase – customers	5,870	5,668
Advances from the Federal Home Loan Bank of New York (FHLBNY)	2,408	2,733
Securities sold under agreements to repurchase – FHLBNY	15,000	15,000
Obligations under capital lease	7,805	7,868
Junior subordinated debentures	92,786	92,786
Deferred taxes, net	1,475	432
Other liabilities	73,110	82,369

Total liabilities	2,830,106	2,874,833

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized; 87,932,779 shares issued and 85,826,056 shares outstanding at March 31, 2012; 87,825,038 shares issued and 85,718,315 shares outstanding at December 31, 2011	87,924	87,825
Additional paid-in capital	505,057	504,508
Retained deficit	(285,598)	(257,520)
Accumulated other comprehensive income	2,135	625
Deferred compensation plan trust	(193)	(193)
Treasury stock at cost, 2,106,723 shares at March 31, 2012 and December 31, 2011	(26,162)	(26,162)

Total shareholders’ equity	283,163	309,083

Total liabilities and shareholders’ equity	$3,113,269	$3,183,916

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2012	2011
INTEREST INCOME
Interest and fees on loans	$26,204	$28,428
Interest on taxable investment securities	2,542	2,619
Interest on non-taxable investment securities	434	759
Dividends on restricted equity investments	227	243

Total interest income	29,407	32,049

INTEREST EXPENSE
Interest on deposits	3,684	5,590
Interest on funds borrowed	351	355
Interest on junior subordinated debentures	722	978

Total interest expense	4,757	6,923

Net interest income	24,650	25,126
PROVISION FOR LOAN LOSSES	30,683	60,283

Net interest loss after provision for loan losses	(6,033)	(35,157)

NON-INTEREST INCOME
Service charges on deposit accounts	2,668	2,550
Other service charges	73	86
Gain on sale of loans	716	925
Net impairment losses on available for sale securities:
Total impairment	$—	$(250)
Portion of loss (gain) recognized in other comprehensive income (before taxes)	—	—

Net impairment losses recognized in operations	—	(250)
Gain on sale of investment securities	—	(1,013)
Investment products income	432	888
BOLI income	517	546
Derivative credit valuation adjustment	(314)	(8,391)
Other	1,427	560

Total non-interest income (loss)	5,519	(4,099)

NON-INTEREST EXPENSE
Salaries and employee benefits	14,771	12,986
Occupancy expense	3,049	3,404
Equipment expense	1,765	1,682
Data processing expense	1,056	1,065
Amortization of intangible assets	921	921
Insurance expense	1,479	2,013
Professional fees	479	765
Advertising expense	297	565
Problem loan expense	1,477	3,107
Real estate owned expense, net	81	(5)
Office supplies expense	319	345
Other	1,870	934

Total non-interest expense	27,564	27,782

LOSS BEFORE INCOME TAXES	(28,078)	(67,038)
INCOME TAX EXPENSE	—	29

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(28,078)	$(67,067)

Basic loss per share	$(0.33)	$(1.25)

Diluted loss per share	$(0.33)	$(1.25)

Weighted average shares – basic	85,776,858	53,575,346

Weighted average shares – diluted	85,776,858	53,575,346

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(28,078)	$(67,067)
Other Comprehensive Income, net of tax
Unrealized gains on securities:
Unrealized holding gains arising during period	$1,513	$2,863
Less: reclassification adjustment for gains included in net income	(3)	599
Reclassification adjustment for net impairment loss recognized in earnings	—	148

Other comprehensive income	1,510	3,610

COMPREHENSIVE LOSS	$(26,568)	(63,457)

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Deferred Compensation	Treasury Stock	Total
BALANCE, JANUARY 1, 2011	$—	$52,464	$438,335	$(190,015)	$(6,146)	$(234)	$(26,162)	$268,242
Net loss	—	—	—	(67,067)	—	—	—	(67,067)
Other comprehensive income	—	—	—	—	3,610	—	—	3,610
Issuance of common stock	—	28,794	52,779	—	—	—	—	81,573
Stock-based compensation	—	7	374	—	—	—	—	381

BALANCE, March 31, 2011	$—	$81,265	$491,488	$(257,082)	$(2,536)	$(234)	$(26,162)	$286,739

BALANCE, JANUARY 1, 2012	$—	$87,825	$504,508	$(257,520)	$625	$(193)	$(26,162)	$309,083
Net loss	—	—	—	(28,078)	—	—	—	(28,078)
Other comprehensive income	—	—	—	—	1,510	—	—	1,510
Issuance of common stock	—	71	136	—	—	—	—	207
Stock-based compensation	—	28	413	—	—	—	—	441

BALANCE, March 31, 2012	$—	$87,924	$505,057	$(285,598)	$2,135	$(193)	$(26,162)	$283,163

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(28,078)	$(67,067)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	30,683	60,283
Reserve for unfunded commitments	322	(919)
Depreciation, amortization and accretion	3,002	2,877
Write down of book value of bank properties and equipment and real estate owned	143	370
Other-than-temporary impairment on investment securities	—	250
Net loss on sale of investment securities available-for-sale	—	1,013
Net gain on sale of real estate owned	(138)	(88)
Gain on sale of mortgage loans	(716)	(925)
Derivative credit valuation adjustments	158	8,391
Increase in cash surrender value of BOLI	(517)	(546)
Stock-based compensation	442	381
Shares contributed to employee benefit plans	207	184
Mortgage loans originated for sale	(32,808)	(23,933)
Proceeds from the sale of mortgage loans	31,682	33,681
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	351	779
Other assets	1,597	18,297
Other liabilities	(5,771)	(16,116)

Net cash provided by operating activities	559	16,912

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(76,768)	(44,867)
Net (purchases) redemption of restricted equity securities	(20)	1,741
Proceeds from maturities, prepayments or calls of investment securities available for sale	34,355	61,280
Proceeds from maturities, prepayments or calls of investment securities held to maturity	332	612
Net decrease in loans	44,388	56,470
Purchases of bank properties and equipment	(365)	(1,848)
Proceeds from sale of real estate owned	1,383	121

Net cash provided by investing activities	3,305	73,509

FINANCING ACTIVITIES
Net decrease in deposits	(35,947)	(92,993)
Net issuances of securities sold under agreements to repurchase – customer	202	284
Repayment of advances from FHLBNY	(325)	(312)
Repayment of obligations under capital leases	(63)	(60)
Proceeds from issuance of common stock	—	81,938

Net cash used in financing activities	(36,133)	(11,143)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,269)	79,278
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	119,822	187,226

CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,553	$266,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,027	$7,574
Income taxes paid	—	152
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Commitments to sell investment securities	$—	$5,925
Transfer of loans to held-for-sale	—	110,473
Transfer of loans to real estate owned	492	559

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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report on Form 10-K of Sun Bancorp, Inc. (the “Company”) for the year ended December 31, 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment on investment securities, income taxes and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Consolidation. The unaudited condensed consolidated financial statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company, its principal wholly owned subsidiary, Sun National Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Sun Financial Services, L.L.C., 2020 Properties, L.L.C., and 4040 Properties, L.L.C. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810-10, Consolidation, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII, Sun Capital Trust VIII, Sun Capital Trust IX and Sun Capital Trust X, collectively, the “Issuing Trusts”, are presented on a deconsolidated basis.

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

Loans Held-for-sale. Loans held-for-sale totaled $25.0 million and $23.2 million at March 31, 2012 and December 31, 2011, respectively. These loans represent residential mortgages originated with the intent to sell which are carried at the lower of cost or estimated fair value, on an aggregate basis.

Accumulated Other Comprehensive Income. The Company classifies items of accumulated comprehensive income by their nature and displays the details of other comprehensive loss in the unaudited condensed consolidated statements of comprehensive income. Amounts categorized as comprehensive loss represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment (“OTTI”) loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income for the period. These reclassifications for the three months ended March 31, 2012 and 2011 were as follows:

	For the Three Months Ended March 31,
	2012			2011
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain on securities available for sale during the period	$2,559	$(1,046)	$1,513	$4,841	$(1,978)	$2,863
Reclassification adjustment for net loss included in net income(1)	(5)	2	(3)	1,013	(414)	599
Reclassification adjustment for net impairment loss recognized in earnings(1)	—	—	—	250	(102)	148

Net unrealized gain on securities available for sale	$2,554	$(1,044)	$1,510	$6,104	$(2,494)	$3,610

(1)	All amounts are included in non-interest income in the unaudited condensed consolidated statements of operations.

Recent Accounting Principles.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment results in common offsetting requirements and disclosure requirements in GAAP and IFRS. This guidance is not intended to change, but enhance, the application requirements in Topic 210. This guidance is effective for public entities during interim and annual periods beginning after January 1, 2013. This guidance amends only the disclosure requirements and not the application of the accounting standard. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This guidance allows an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after assessing the totality of events or circumstances, an entity determines it is not more likely that not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. This guidance is effective for public entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; retroactive application of this guidance is permitted. The application of this guidance had no impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Subsequently in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This guidance eliminates the presentation option of presenting the component of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, the updates to comprehensive income guidance require all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or two separate but consecutive statements. The Company elected to adopt the two statement approach. In this two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. These changes apply to both annual and interim financial statements. The Company adopted the new accounting guidance effective January 1, 2012, and applied it retrospectively. The adoption added the Condensed Consolidated Statements of Comprehensive Income but did not impact the Company’s results of operations, financial position, or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”. This update to fair value measurement guidance addresses changes to concepts regarding performing fair value measurements including: (i) the application of the highest and best use and valuation premise; (ii) the valuation of an instrument classified in the reporting entity’s shareholders’ equity; (iii) the valuation of financial instruments that are managed within a portfolio; and (iv) the application of premiums and discounts. This update also enhances disclosure requirements about fair value measurements, including providing information regarding Level 3 measurements such as quantitative information about unobservable inputs, further discussion of the valuation processes used and assumption sensitivity analysis. The Company adopted the new accounting guidance effective January 1, 2012. The updated disclosures are included in Note 11, “Fair Value of Financial Instruments”.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This guidance removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The update also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This guidance is effective for public entities for the first interim or annual period beginning on or after December 15, 2011. The adoption of this new guidance as of January 1, 2012 had no impact to the Company’s financial condition or results of operations.

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

Activity in the stock option plans for the three months ended March 31, 2012 was as follows:

Summary of Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2012	2,828,077	$7.94	2,037,549
Granted	183,647	2.85
Exercised	—	—
Forfeited	13,500	4.33
Expired	1,105,552	8.11

March 31, 2012	1,892,672	$7.38	1,145,181
Stock options vested or expected to vest(1)	1,709,509	$7.45

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 7.2 years for options outstanding and 6.2 years for options exercisable as of March 31, 2012.

At March 31, 2012, the aggregate intrinsic value was $128 thousand for options outstanding and $0 for options exercisable.

During the three months ended March 31, 2012 and 2011, the Company granted 183,647 options and 232,000 options, respectively. In accordance with FASB ASC 718, the fair value of the stock options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of a stock option is estimated using historical exercise behavior of employees at a particular level of management who were granted options with a comparable term. The stock options have historically been granted with a 10 year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the options for the three months ended March 31, 2012 and 2011 are as follows:

	For the Three Months Ended March 31,
	2012	2011
Weighted average fair value of options granted	$1.37	$2.14
Weighted average risk-free rate of return	1.04%	2.78%
Weighted average expected option life in months	61	79

Weighted average expected volatility	61%	46%
Expected dividends(1)	$—	$—

(1)	To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested stock award activity during the three months ended March 31, 2012 is presented in the following table:

Summary of Nonvested Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards outstanding, January 1, 2012	178,819	$6.05
Issued	49,623	1.20
Vested	(60,537)	5.30
Forfeited	(2,830)	5.08

Nonvested stock awards outstanding, March 31, 2012	165,075	$4.89

There were 49,623 shares of nonvested stock issued during the three months ended March 31, 2012. During the three months ended March 31, 2011, there were no shares of nonvested stock issued. The value of these shares is based upon the closing price of the common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the stock awards issued.

Total compensation expense recognized related to options and nonvested stock awards, including that for non-employee directors, during the three months ended March 31, 2012 and 2011 was $493 thousand and $401 thousand, respectively. As of March 31, 2012 there was approximately $1.4 million and $515 thousand of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted by the Company. The cost of the options and stock awards is expected to be recognized over a weighted average period of 2.6 years and 1.3 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at March 31, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Available for sale:
U.S. Treasury securities	$11,999	$58	$—	$12,057
U.S. Government agency mortgage-backed securities	452,862	6,783	(510)	459,135
Other mortgage-backed securities	321	—	(14)	307
State and municipal securities	38,436	3,387	—	41,823
Trust preferred securities	17,714	—	(6,719)	10,995
Corporate bonds	33,656	636	(10)	34,282
Other securities	1,000	—	—	1,000

Total available for sale	555,988	10,864	(7,253)	559,599

Held to maturity:
U.S. Government agency mortgage-backed securities	1,012	69	—	1,081

Total held to maturity	1,012	69	—	1,081

Total investment securities	$557,000	$10,933	$(7,253)	$560,680

December 31, 2011
Available for sale:
U.S. Treasury securities	$11,999	$80	$—	$12,079
U.S. Government agency mortgage-backed securities	423,269	6,264	(629)	428,904
Other mortgage-backed securities	323	—	(27)	296
State and municipal obligations	45,424	3,373	(12)	48,785
Trust preferred securities	12,619	—	(7,711)	4,908
Corporate bonds	19,689	57	(338)	19,408
Other securities	1,165	—	—	1,165

Total available for sale	514,488	9,774	(8,717)	515,545

Held to maturity:
U.S. Government agency mortgage-backed securities	1,344	69	—	1,413
Other mortgage-backed securities	—	—	—	152

Total held to maturity	1,344	69	—	1,413

Total investment securities	$515,832	$9,843	$(8,717)	$516,958

During the three months ended March 31, 2012, the Company had one state and municipal security called prior to maturity at a par value of $845 thousand, resulting in gross realized gains of $5 thousand, and three securities matured which had an aggregate value of $6.2 million. The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2012
U.S. Government agency mortgage-backed securities	38,445	(510)	—	—	38,445	(510)
Other mortgage-backed securities	—	—	307	(14)	307	(14)
Corporate Bonds	9,546	(10)	—	—	6,546	(10)
Trust preferred securities	5,017	(77)	5,978	(6,642)	10,995	(6,719)

Total	$53,008	$(597)	$6,285	$(6,656)	$59,293	$(7,253)

December 31, 2011
U.S. Government agency mortgage-backed securities	$79,221	$(627)	$7,224	$(2)	$86,445	$(629)
Other mortgage-backed securities	—	—	296	(27)	296	(27)
State and municipal securities	—	—	233	(12)	233	(12)
Corporate Bonds	14,231	(338)	—	—	14,231	(338)
Trust preferred securities	—	—	4,908	(7,711)	4,908	(7,771)

Total	$93,452	$(965)	$12,661	$(7,752)	$106,113	$(8,717)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations apply, the guidance requires the Company to record an OTTI charge to earnings for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations apply, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the consolidated statements of financial condition. Application of this guidance resulted in OTTI charges of $0 and $250 thousand during the three months ended March 31, 2012 and 2011, respectively.

The following is a roll-forward for the three months ended March 31, 2012 and 2011 of OTTI charges recognized in earnings as a result of credit losses on investments:

	For the Three Months Ended March 31,
	2012	2011
Cumulative OTTI, beginning of period	$$10,203	$10,683
Additional increase as a result of net impairment losses recognized on investments	—	250
Decrease as a result of the sale of an investment with net impairment losses	—	(730)

Cumulative OTTI, end of period	$$10,203	$10,203

U.S. Government Agency Mortgage-Backed Securities. At March 31, 2012, the gross unrealized loss in the category of less than 12 months of $510 thousand consisted of four mortgage-backed securities with an estimated fair value of $38.4 million issued and guaranteed by a U.S. Government sponsored agency. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of March 31, 2012, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Other Mortgage-Backed Securities. At March 31, 2012, the gross unrealized loss in the category 12 months or longer of $14 thousand consisted of one non-agency mortgage-backed security with an estimated fair value of $307 thousand. This security was rated “AAA” by at least one nationally recognized rating agency. The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues, have been negatively impacted since 2008 as credit spreads widened dramatically. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of March 31, 2012, management concluded that an OTTI did not exist on this security and believes the unrealized loss is due to increases in market interest rates since the time the underlying security was purchased. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

Trust Preferred Securities. At March 31, 2012, the gross unrealized loss in the category of less than 12 months of $77 thousand consisted of one single issuer trust preferred security with an estimated fair value of $5.0 million. This trust preferred security is rated “A2” by at least one nationally recognized rating agency with an amortized cost of $5.1 million. The gross unrealized loss in the category of 12 months or longer of $6.6 million at March 31, 2012 consisted of two trust preferred securities. These securities consisted of one non-investment grade rated pooled security with an amortized cost of $8.8 million and estimated fair value of $4.5 million and one non-rated single issuer security with an amortized cost of $3.8 million and an estimated fair value of $1.4 million.

The financial performance of the non-rated single issuer trust preferred security is monitored on a quarterly basis using data from the issuer’s most recent regulatory reports to assess the probability of cash flow impairment. Expected future cash flows are projected by incorporating the contractual cash flow of the security adjusted, if necessary, for potential changes in the amount or timing of cash flows due to the underlying creditworthiness of the issuer and covenants in the security.

In August 2009, the issuer of the non-rated single issuer trust preferred security elected to defer its normal quarterly dividend payment. As contractually permitted, the issuer may defer dividend payments up to five years with accumulated dividends, and interest on those deferred dividends, payable upon the resumption of its scheduled dividend payments. The issuer is currently operating under an agreement with its regulators. The agreement stipulates that the issuer must receive permission from its regulators prior to resuming its scheduled dividend payments.

During the three months ended March 31, 2012, the Company did not record an OTTI credit-related charge related to this deferring single issuer trust preferred security. However, the Company had previously recorded a credit-related charge of $250 thousand during the three months ended March 31, 2011. Based on the Company’s most recent evaluation, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The total cumulative credit related OTTI on this security is $1.2 million as of March 31, 2012.

Corporate Bonds. At March 31, 2012, the gross unrealized loss in the category less than 12 months of $10 thousand consisted of two corporate bonds with an estimated fair value of $9.5 million. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The Company monitors corporate debt ratings as well as evaluates the credit quality of the issuer to determine if an OTTI exists. As of March 31, 2012, management concluded that an OTTI did not exist on the aforementioned securities based upon its assessment. Management also concluded that it does not intend to sell the securities, and that it is not more likely than not it will be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at March 31, 2012 and December 31, 2011 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
March 31, 2012
Due in one year or less	$13,464	$13,523	$—	$—
Due after one year through five years	29,318	29,769	—	—
Due after five years through ten years	10,446	11,229	—	—
Due after ten years	49,577	45,636	—	—

Total investment securities, excluding mortgage-backed securities	102,805	100,157	—	—
U.S. Government agency mortgage-backed securities	452,862	459,135	1,012	1,081
Other mortgage-backed securities	321	307	—	—

Total investment securities	$555,988	$559,599	$1,012	$1,081

December 31, 2011
Due in one year or less	$9,789	$9,820	$—	$—
Due after one year through five years	29,903	29,693	—	—
Due after five years through ten years	3,817	4,204	—	—
Due after ten years	47,387	42,628	—	—

Total investment securities, excluding mortgage-backed securities	90,896	86,346	—	—
U.S. Government agency mortgage-backed securities	423,269	428,904	1,344	1,413
Other mortgage-backed securities	323	296	—	—

Total investment securities	$514,488	$515,545	$1,344	$1,413

At March 31, 2012, the Company had $103.8 million, amortized cost, and $107.8 million, estimated fair value, of investment securities pledged to secure public deposits. As of March 31, 2012, the Company had $158.7 million, amortized cost, and $161.2 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(4) Loans

The components of loans as of March 31, 2012 and December 31, 2011 were as follows:

Loan Components

	March 31, 2012	December 31, 2011
Commercial:
Commercial and industrial	$535,115	$551,396
CRE owner occupied	585,288	604,361
CRE non-owner occupied	622,080	626,795
Land and development	77,571	95,474
Consumer:
Home equity lines of credit	219,926	224,517
Home equity term loans	38,815	41,470
Residential real estate	109,807	100,438
Other	36,952	46,671

Total gross loans held-for-investment	2,225,554	2,291,122
Allowance for loan losses	(52,127)	(41,667)

Net loans held-for-investment	$2,173,427	$2,249,455

Loans past due 90 days and accruing	$74	$154

Loans on Non-Accrual Status

	March 31, 2012	December 31, 2011
Commercial:
Commercial & industrial	$7,445	$6,501
CRE owner occupied	22,866	32,579
CRE non-owner occupied	14,031	9,873
Land and development	32,812	32,088
Consumer:
Home equity lines of credit	3,271	3,620
Home equity term loans	1,012	1,246
Residential real estate	5,236	2,522
Other	1,174	1,227

Total non-accrual loans held-for-investment	$87,847	$89,656

Loans held-for-sale, non-accrual	$—	$—
Troubled debt restructuring, non-accrual	26,674	17,875

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

As of March 31, 2012, the Company had $22.6 million outstanding on 16 residential construction, commercial construction and land development relationships which agreements included interest reserves. As of December 31, 2011, the Company had $31.4 million outstanding on 18 residential construction, commercial construction and land development relationships which agreements included interest reserves. The total amount available in those reserves to fund interest payments was $803 thousand and $956 thousand at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the Company had five residential construction relationships with interest reserves of $2.3 million in the aggregate on non-accrual status and one commercial construction relationship with an interest reserve of $140 thousand on non-accrual status. As of December 31, 2011, the Company had six residential construction relationships with interest reserves of $2.4 million on non-accrual status. As these relationships are in technical default, no additional fundings of interest will be made. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at underwriting time in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring, (“FASB ASC 310-40”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. During the first quarter of 2012, the Company entered into two TDR agreements. At March 31, 2012, the carrying value of those TDRs was $9.2 million. The Company granted a concession by providing forgiveness of debt on one relationship and an interest rate reduction on the other. The TDRs are currently on non-accrual status.

(5) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Three Months Ended March 31, 2012
	Commercial and Industrial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$34,227	$2,566	$903	$3,971	$41,667
Charge-offs	(20,053)	(462)	(32)	(253)	(20,800)
Recoveries	500	27	5	45	577

Net charge-offs	(19,553)	(435)	(27)	(208)	(20,223)
Provision for loan losses	29,380	709	374	220	30,683
Ending balance	$44,054	$2,840	$1,250	$3,983	$52,127

Ending balance: individually evaluated for impairment	$1,909	$—	$—	$—	$1,909

Ending balance: collectively evaluated for impairment	$42,145	$2,840	$1,250	$3,983	$50,218

Financing Receivables:
Ending balance	$1,820,054	$258,741	$109,807	$36,952	$2,225,554

Ending balance: individually evaluated for impairment	$103,685	$3,833	$2,545	$210	$110,273

Ending balance: collectively evaluated for impairment	$1,716,369	$254,908	$107,262	$36,742	$2,115,281

(1)	Amount includes both home equity lines of credit and term loans
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Three Months Ended March 31, 2011
	Commercial and Industrial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$76,759	$2,883	$661	$1,410	$81,713
Charge-offs	(82,352)	(469)	(789)	(122)	(83,732)
Recoveries	144	31	—	59	234

Net charge-offs	(82,208)	(438)	(789)	(63)	(83,498)
Provision for loan losses	59,986	215	738	(656)	60,283
Reserves transferred	—	—	—	—	—

Ending balance	$54,537	$2,660	$610	$691	$58,498

Ending balance: individually evaluated for impairment	$18,113	$—	$—	$—	$18,113

Ending balance: collectively evaluated for impairment	$36,424	$2,660	$610	$691	$40,385

Financing Receivables:
Ending balance	$1,862,903	$282,706	$69,311	$55,402	$2,270,322

Ending balance: individually evaluated for impairment	$124,735	$—	$—	$—	$124,735

Ending balance: collectively evaluated for impairment	$1,738,168	$282,706	$69,311	$55,402	$2,145,587

(1)	Amount includes both home equity lines of credit and term loans
(2)	Includes the unallocated portion of the allowance for loan losses.

The allowance for loan losses was $52.1 million and $41.7 million at March 31, 2012 and December 31, 2011, respectively. The ratio of allowance for loan losses to gross loans receivable was 2.34% at March 31, 2012 and 1.82% at December 31, 2011.

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

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Three Months Ended March 31, 2012
With no related allowance:
Commercial:
Commercial & industrial	$11,044	$13,927		$—	$11,573	$—	$—
CRE owner occupied	40,059	75,385		—	43,430	23	23
CRE non-owner occupied	14,280	17,195		—	11,944	—	—
Land and development	32,812	44,498		—	30,946	22	22
Consumer:
Home equity lines of credit	2,921	4,049		—	2,427	8	8
Home equity term loans	912	1,172		—	3,070	—	—
Residential real estate	2,545	2,901		—	1,163	—	—
Other	209	239		—	64	—	—

With an allowance recorded:
Commercial:
Commercial & industrial	$1,352	$1,577		$959	$1,397	$—	$—
CRE owner occupied	4,135	4,607		949	4,300	—	—
Land and development	—	278		—	71	—	—
Consumer:
Residential Real Estate	—	89		—	16	—	—
Other	—	46		—	16	—	—

Total commercial	$103,681	$157,468		$1,909	$103,661	$45	$45
Total consumer	$6,588	$8,496	$		$6,756	$8	$8

For the Year Ended December 31, 2011
With no related allowance:
Commercial:
Commercial & industrial	$9,401	$12,778		$—	$9,180	$67	$67
CRE owner occupied	32,202	55,982		—	36,266	357	357
CRE non-owner occupied	7,308	8,584		—	15,299	36	36
Land and development	25,925	26,148		—	29,932	57	57
Consumer:
Residential real estate	2,433	2,758		—	470	—	—
Home Equity Lines of Credit	3,398	4,402		—	637	—	—
Home Equity Term Loans	1,197	1,306		—	228	—	—
Other	50	50		—	2	—	—

With an allowance recorded:
Commercial:
Commercial & industrial	$4,955	$6,110		$262	$13,368	$337	$337
CRE owner occupied	9,706	14,449		2,448	18,929	212	212
CRE non-owner occupied	2,565	3,468		229	6,211	438	438
Land and development	6,854	7,063		2,490	7,937	—	—
Consumer:
Residential Real Estate	89	164		14	45	—	—
Other	47	47		47	19	—	—

Total commercial	$98,916	$134,582		$5,429	$136,582	$1,504	$1,493
Total consumer	$7,214	$8,726		$61	$1,354	$—	$—

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 included $53 thousand of recognized interest income (on the accrual and cash basis) on average impaired loans of $110.4 million.

In accordance with FASB ASC 310, those impaired loans which are fully collateralized do not result in a specific allowance for loan losses. Included in impaired loans at March 31, 2012 were five TDRs, four of which were fully collateralized and one of which had specific reserves totaling $21 thousand. In addition, one of the TDRs at March 31, 2012 included a $6.5 million line of credit, of which $5.2 million was utilized and $1.3 million was available.

	Troubled Debt Restructurings
	As of March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	3	8,760	4,973
CRE Owner occupied	11	31,950	21,436
CRE Non Owner	1	265	265

	Troubled Debt Restructurings
	As of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	3	$8,760	$7,855
CRE Owner occupied	7	22,995	9,329
Land and development	1	1,745	691

The following table presents the Company’s distribution of risk ratings within the held-for-investment loan portfolio, segregated by class, as of March 31, 2012 and December 31, 2011:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non-owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other
As of March 31, 2012
Grade:
Pass	$487,477	$492,644	$575,989	$37,374	$212,753	$37,774	$101,848	$35,175
Special Mention	15,752	27,524	21,256	3,893	—	—	—	—
Substandard	31,886	65,121	24,835	36,304	7,173	1,041	7,959	1,777

Total	$535,115	$585,288	$622,080	$77,571	$219,926	$38,815	$109,807	$36,952

As of December 31, 2011
Grade:
Pass	$501,605	$515,555	$567,295	$42,268	$218,066	$40,138	$94,681	$44,821
Special Mention	26,062	24,483	30,013	5,799	—	—	—	—
Substandard	23,729	64,323	29,487	47,407	6,451	1,332	5,757	1,850

Total	$551,396	$604,361	$626,795	$95,474	$224,517	$41,470	$100,438	$46,671

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

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Loans 90 Days Past Due and Accruing
As of March 31, 2012
Commercial:
Commercial & industrial	$946	$131	$5,572	$6,649	$528,466	$535,115	$—
CRE owner occupied	6,846	803	33,565	41,213	544,075	585,288	—
CRE non-owner occupied	2,842	2,663	11,609	17,115	604,965	622,080	—
Land and development	—	353	25,126	25,479	52,092	77,571	—
Consumer:							—
Home equity lines of credit	1,552	1,021	2,602	5,175	214,751	219,926	25
Home equity term loans	865	259	969	2,093	36,722	38,815	—
Residential real estate	2,882	647	2,205	5,733	104,074	109,807	—
Other	651	133	873	1,657	35,295	36,952	49

Total	$16,583	$6,010	$82,451	$105,114	$2,120,440	$2,225,554	$74

As of December 31, 2011
Commercial:
Commercial & industrial	$1,024	$4,600	$6,407	$12,031	$593,365	$551,396	$—
CRE owner occupied	6,408	1,176	35,003	42,587	561,774	604,361	—
CRE non-owner occupied	2,187	4,981	8,398	15,566	611,229	626,795	—
Land and development	371	—	32,088	32,459	63,015	95,474	—
Consumer:
Home equity lines of credit	2,001	1,016	3,182	6,199	218,318	224,517	138
Home equity term loans	687	145	1,200	2,032	39,438	41,470	—
Residential real estate	3,324	565	2,307	6,196	94,242	100,438	—
Other	891	227	902	2,020	44,651	46,671	16

Total	$16,893	$12,710	$89,487	$119,090	$2,172,032	$2,291,122	$154

(6) Real Estate Owned

Real estate owned at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
Commercial properties	$2,019	$1,777
Residential properties	1,050	1,683
Bank properties	1,096	1,560

Total	$4,165	$5,020

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2012	$1,777	$1,683	$1,560	$5,020
Transfers from loans	345	147	—	492
Sale of real estate owned	—	(780)	(464)	(1,244)
Write down of real estate owned	(103)	—	—	(103)

Ending balance, March 31, 2012	$2,019	1,050	1,096	4,165

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

Fair Value Hedges – Interest Rate Swaps. The Company has entered into interest rate swap arrangements to exchange the periodic payments on fixed-rate commercial loan agreements for variable-rate payments based on the one-month London Interbank Offered Rate (“LIBOR”) without the exchange of the underlying principal. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging, (“FASB ASC 815”) and are executed for periods and terms that match the related underlying fixed-rate loan agreements. The Company applies the “shortcut” method of accounting under FASB ASC 815, which assumes there is no ineffectiveness as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying commercial loan agreements. Because the hedging arrangement is considered highly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures, (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of March 31, 2012 and December 31, 2011.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at March 31, 2012 and December 31, 2011:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	March 31, 2012		December 31, 2011
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$32,979	$(4,303)	$33,663	$(4,489)

Summary of Interest Rate Swap Components

	March 31, 2012	December 31, 2011
Weighted average pay rate	6.83%	6.83%
Weighted average receive rate	2.24%	2.27%
Weighted average maturity in years	3.2	3.4

Customer Derivatives – Interest Rate Swaps/Floors. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $40 thousand in fair value adjustment charges during the three months ended March 31, 2012, which were included in the derivative credit valuation adjustment in the unaudited condensed consolidated statements of operations as a reduction to other income.

	March 31, 2012		December 31, 2011
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$385,513	$46,710	$400,311	$50,355
Other liabilities	385,513	(46,858)	400,311	(50,462)

In addition, the Company has entered into an interest rate floor sale transaction with one commercial customer. The Company entered into corresponding interest rate floor purchase transactions with a third party in order to offset its exposure on the variable and fixed components of the customer agreements. As the interest rate floors with both the customer and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate floors are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The combined notional amount of the two interest rate floors was $16.4 million and $16.6 million at March 31, 2012 and December 31, 2011, respectively.

(8) Deposits

Deposits consist of the following major classifications:

	March 31, 2012	December 31, 2011
Interest-bearing demand deposits	$1,246,493	$1,244,590
Non-interest-bearing demand deposits	499,836	527,796
Savings deposits	264,338	262,044
Time certificates under $100,000	371,000	376,369
Time certificates $100,000 or more	170,499	177,747
Brokered time deposits	79,486	79,431

Total	$2,631,652	$2,667,977

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

Loss Per Share Computation

	For the Three Months Ended March 31,
	2012	2011
Net loss	$(28,078)	$(67,067)
Average common shares outstanding	85,776,858	53,575,346
Net effect of dilutive common stock equivalents	—	—

Adjusted average shares outstanding—dilutive	85,776,858	53,575,346

Basic loss per share	$(0.33)	$(1.25)
Diluted loss per share	$(0.33)	$(1.25)

(10) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $45.6 million and $51.9 million at March 31, 2012 and December 31, 2011, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the judgment of management, the financial condition of the Company will not be affected materially by the final outcome of any letters of credit.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of March 31, 2012, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at March 31, 2012 and December 31, 2011 was $703 thousand and $381 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

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

FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

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

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
	Total	Level 1	Level 2	Level 3
March 31, 2012
Assets:
Investment securities available for sale:
U.S. Treasury securities	$12,057	$12,057	$—	$—
U.S. Government agency mortgage-backed securities	459,135	—	459,135	—
Other mortgage-backed securities	307	—	307	—
State and municipal securities	41,823	—	41,823	—
Trust preferred securities	10,995	—	5,017	5,978
Corporate bonds	34,282	—	34,282	—
Other securities	1,000	500	500	—
Interest rate swaps	46,710	—	46,710	—
Interest rate floor	340	—	340	—
Liabilities:
Fair value interest rate swaps	4,303	—	4,303	—
Interest rate swaps	46,858	—	46,858	—
Interest rate floor	340	—	340	—
December 31, 2011
Assets:
Investment securities available for sale:
U.S. Treasury securities	$12,079	$12,079	$—	$—
U.S. Government agency mortgage-backed securities	428,904	—	428,904	—
Other mortgage-backed securities	296	—	296	—
State and municipal obligations	48,785	—	48,785	—
Trust preferred securities	4,908	—	—	4,908
Corporate bonds	19,408	—	19,408	—
Other securities	1,165	665	500	—
Interest rate swaps	50,355	—	50,355	—
Interest rate floor	360	—	360	—
Liabilities:
Fair value interest rate swaps	4,489	—	4,489	—
Interest rate swaps	50,462	—	50,462	—
Interest rate floor	360	—	360	—

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

Corporate bonds. The fair value measurements for corporate bonds consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit quality information and the bond’s terms and conditions, among other things. If relevant and observable prices are available, those valuations would be classified as Level 2.

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

Level 3 Valuation Techniques and Inputs

Trust preferred securities. The trust preferred securities are evaluated on a quarterly basis based on whether the security is an obligation of a single issuer or part of a securitization pool. For single issuer obligations, the Company uses discounted cash flow models which incorporate the contractual cash flow for each issue adjusted as necessary for any potential changes in amount or timing of cash flows. The cash flow model of a pooled issue incorporates anticipated loss rates and severities of the underlying collateral as well as credit support provided within the securitization. At least quarterly, the Company’s Treasury personnel reviews the modeling assumptions which include default assumptions, discount and forward rates. Changes in those assumptions could potentially have a significant impact on the fair value of the trust preferred securities.

The cash flow model for the pooled issue owned by the Company at March 31, 2012 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange (“NYSE”) or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 5.5% and 14.0%, respectively, for the two trust preferred securities. The 14.0% discount rate is reflective of the single issuer that is currently deferring interest payments.

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Trust Preferred Securities

	For the Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$4,908	$5,642
Total gains, realized/unrealized:
Included in earnings(1)	—	(250)
Included in accumulated other comprehensive income	1,070	1,196
Purchases	—	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers into Level 3	—	—

Balance, end of period	$5,978	$6,588

(1)	Amount included in net impairment losses on available for sale securities of the unaudited condensed consolidated statements of operations.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, Small Business Administration (“SBA”) servicing assets, restricted equity investments, goodwill and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At March 31, 2012 and 2011, these assets were valued in accordance with GAAP and, except for impaired loans, loans held-for-sale and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820.

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets
	Total	Level 1	Level 2	Level 3
March 31, 2012
Assets:
Impaired loans	$63,143	$—	$—	$63,143	$(17,092)
Real estate owned	84	—	—	84	(103)
March 31, 2011
Assets:
Impaired loans	$66,816	$—	$—	$66,816	$(30,361)
Loans held-for-sale	110,473	—	110,473	—	(69,421)

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

The most recent appraisal or reported value of the collateral securing a loan, net of a 20% discount, is the Company’s basis for determining fair value. The discount is based on the age of the existing appraisal or evaluation and on the nature of the property, and includes an estimated cost of liquidation. Increases to the discount assumption could potentially have a significant impact on the fair value of the impaired loans.

The following table summarizes the Company’s appraisal approach based upon loan category.

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

A restricted appraisal is defined as a written report prepared under the Uniform Standards of Professional Appraisal Practice (“USPAP”). A restricted use appraisal is for the Company’s use only and should contain a brief statement of information significant to the determination of the value of the collateral under review. This report can be used for ongoing collateral monitoring.

A summary appraisal is defined as a written report prepared under the USPAP which contains a detailed summary of all information significant to the determination of the value of the collateral under review. This report is more detailed than a restricted use report and provides sufficient information to enable the user to understand the rationale for the opinions and conclusions in the report.

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

All appraisals utilized to determine valuations for criticized and classified loans or properties placed in real estate owned are provided under an “as is” value. Partially charged off loans are measured for impairment upon receipt of an updated valuation based on the relationship between the remaining balance of the charged down loan and the updated value. Such loans will remain on non-accrual status unless performance by the borrower warrants a return to accrual status. Recognition of non-accrual status occurs at the time a loan can no longer support principal and interest payments in accordance with the original terms and conditions of the loan documents. When impairment is determined, a specific reserve reflecting any calculated shortfall between the value of the collateral and the outstanding balance of the loan is recorded. Subsequent adjustments, prior to receipt of a new valuation, to any specific reserve will be made if justified by market conditions or current events concerning the credit. If an internal discount-based valuation is being used, the discount percentage may be adjusted to reflect market changes, changes to the collateral value of similar credits or circumstances of the individual credit itself. The amount of the charge-off is determined by calculating the difference between the current loan balance and the current collateral valuation, net of estimated cost to liquidate.

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $5.4 million and $54.0 million at March 31, 2012 and 2011, respectively. The collateral underlying these loans had a fair value of $3.6 million and $35.9 million, including a specific reserve in the allowance for loan losses of $1.9 million and $18.1 million at March 31, 2012 and 2011, respectively. There were charge-offs of $55 thousand and $856 thousand for impaired loans with specific reserves during the three months ended March 31, 2012 and 2011, respectively. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $59.6 million and $70.7 million at March 31, 2012 and 2011, respectively, as the underlying collateral was not below the carrying amount; however, these loans did include charge-offs of $15.1 million and $3.9 million during the three months ended March 31, 2012 and 2011, respectively.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned also includes bank properties transferred from operations. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the three months ended March 31, 2012, the Company recorded a decrease in fair value of $103 thousand on two commercial properties. The adjustments to the bank properties and commercial properties were based upon unobservable inputs, and therefore categorized as Level 3 measurements.

At March 31, 2011, the Company had $110.5 million of loans held-for-sale recorded at fair value utilizing Level 2 measurements. For $99.2 million of this balance, this non-recurring fair value measurement was determined based upon the terms of a definitive sale agreement. The remaining balance was based upon competitive bids obtained for two commercial loans.

There were no transfers between the three categories of the fair value hierarchy during the three months ended March 31, 2012 or 2011. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$79,106	$79,106	$68,773	$68,773
Interest-earning bank balances	8,447	8,447	51,049	51,049
Investment securities available for sale	559,599	559,599	515,545	515,545
Investment securities held to maturity	1,012	1,081	1,344	1,413
Loans receivable, net	2,141,535	1,999,331	2,215,785	2,031,013
Loans held-for-sale	25,034	25,182	23,192	23,287
Hedged commercial loans(1)	31,892	36,074	33,670	38,148
Restricted equity investments	15,846	15,846	15,826	15,826
Interest rate swaps	46,710	46,710	50,355	50,355
Interest rate floor	340	340	360	360
Liabilities:
Demand deposits	1,746,329	1,770,552	1,772,386	1,797,554
Savings deposits	264,338	266,883	262,044	264,469
Time deposits	620,985	625,772	633,547	638,036
Securities sold under agreements to repurchase – customers	5,870	5,870	5,668	5,668
Advances from FHLBNY	2,408	2,641	2,733	3,017
Securities sold under agreements to repurchase – FHLBNY	15,000	15,223	15,000	15,382
Junior subordinated debentures	92,786	57,158	92,786	46,973
Fair value interest rate swaps	4,303	4,303	4,489	4,489
Interest rate swaps	46,858	46,858	50,462	50,462
Interest rate floor	340	340	360	360

(1)	Includes positive market value adjustment of $4.2 million and $4.5 million at March 31, 2012 and December 31, 2011, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

Cash and cash equivalents. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value. This is a Level 1 fair value input.

Investment securities. For investment securities, fair values are based on a combination of quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded and price models, discounted cash flow methodologies, or similar techniques that may contain unobservable inputs that are supported by little or no market activity and require significant judgment. The fair value of held-to-maturity securities is measured utilizing Level 2 inputs.

Loans receivable. The fair value of loans receivable is estimated using discounted cash flow analysis. Projected future cash flows are calculated using loan characteristics, and assumptions of voluntary and involuntary prepayment speeds. For performing loans, Level 2 inputs are utilized as the cash flow analysis is performed using available market data on the performance of similar loans. For non-performing loans, the cash flow assumptions are considered Level 3 inputs as market data is not readily available. Projected cash flows are prepared using discount rates believed to represent current market rates.

Loans held-for-sale. Loans held-for-sale includes residential mortgage loans that are originated with the intent to sell and are recorded at the lower of amortized cost or fair value. The fair value of residential mortgage loans held-for-sale is valued using the market price of such loans, which is a Level 2 input.

Hedged commercial loans. The hedged commercial loans are one component of a declared hedging relationship as defined under FASB ASC 815. The interest rate swap component of the declared hedging relationship is carried at its fair value and the carrying value of the commercial loans includes a similar change in fair values. The fair value of these loans is measured utilizing Level 2 inputs.

Restricted equity securities. Ownership in equity securities of Federal Reserve Bank, FHLBNY and Atlantic Central Bankers Bank is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value. As these securities are not readily marketable, the fair value is based on Level 2 inputs.

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

Demand deposits, savings deposits and time deposits. The fair value of demand deposits and savings deposits is determined by projecting future cash flows using an estimated economic life based on account characteristics, a Level 2 input. The resulting cash flow is discounted using rates available on alternative funding sources. The fair value of time deposits is estimated using the rate and maturity characteristics of the deposits to estimate their cash flow. This cash flow is discounted at rates for similar term wholesale funding.

Securities sold under agreements to repurchase – FHLBNY and FHLBNY advances. The fair value is estimated through Level 2 inputs by determining the cost or benefit for early termination of the individual borrowing.

Junior subordinated debentures. The fair value was estimated by discounting approximate cash flows of the borrowings by yields estimating the fair value of similar issues. The valuation model considers current market spreads, known and anticipated credit issues of the underlying collateral, term and reinvestment period and market transactions of similar issues, if available. This is a Level 3 input under the fair value hierarchy.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices. The Company and the Bank were in compliance with these regulatory capital requirements of the Federal Reserve Board and the OCC as of March 31, 2012. As discussed below and elsewhere herein, additional capital requirements have been imposed on the Bank by the OCC, which the Bank was also in full compliance with as of March 31, 2012 and December 31, 2011.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter of 2010, the Company revised and implemented changes to policies and procedures pursuant to the OCC Agreement. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. As of March 31, 2012, the Bank’s brokered deposits represented 2.8% of its total liabilities.

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

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2012
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$357,937	14.49%	$197,674	8.00%		N/A
Sun National Bank	339,598	13.77	197,349	8.00	$246,686		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	317,731	12.86	98,837	4.00		N/A
Sun National Bank	308,495	12.51	98,674	4.00	148,012		6.00
Leverage ratio:
Sun Bancorp, Inc.	317,731	10.21	124,421	4.00		N/A
Sun National Bank	308,495	9.93	124,320	4.00	155,400		5.00
December 31, 2011
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$385,034	15.22%	$202,415	8.00%		N/A
Sun National Bank	338,240	13.39	202,120	8.00	$252,650		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	353,283	13.96	101,208	4.00		N/A
Sun National Bank	306,534	12.13	101,060	4.00	151,590		6.00
Leverage ratio:
Sun Bancorp, Inc.	353,283	11.09	127,381	4.00		N/A
Sun National Bank	306,534	9.64	127,240	4.00	159,050		5.00

(1)	Not applicable for bank holding companies.

The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) which was signed into law on July 21, 2010, the maximum deposit insurance limit was permanently increased to $250 thousand.

In addition, the Dodd-Frank Act amended the Federal Deposit Insurance Act to provide for full deposit insurance coverage for non-interest-bearing transaction accounts for a two year period beginning December 31, 2010. This applies to insured depository institutions with no opt in or opt out requirements.

In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2010. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after September 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment did not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 31, 2009, the Company paid the FDIC prepaid assessment of $18.3 million. At March 31, 2012, the Company’s prepaid assessment balance was $5.5 million, with $1.0 million being recognized in expense during the three months ended March 31, 2012.

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at March 31, 2012. Per the OCC Agreement and the Board resolutions referenced above, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve.

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

Some of these and other factors are discussed in the Company’s December 31, 2011 Annual Report on Form 10-K Item 1A. Risk Factors section as such may be amended or supplemented herein or in other filings pursuant to the Securities Exchange Act of 1934, as amended. The development of any or all of these factors could have an adverse impact on our financial position and results of operations.

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

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q of the Company contains financial information by methods other than in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). Management uses these “non-GAAP” measures in their analysis of the Company’s performance. Management believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods as well as demonstrating the effects of significant gains and charges in the current period. The Company believes that a meaningful analysis of its financial performance requires an understanding of the factors underlying that performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management uses these measures to evaluate the underlying performance and efficiency of operations. Management believes these measures reflect core trends of the business. This Quarterly Report on Form 10-Q references tax-equivalent interest income. Tax-equivalent interest income is a non-GAAP financial measure. Tax-equivalent interest income assumes a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended March 31, 2012 and March 31, 2011 were $233 thousand and $409 thousand, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in the tables are in thousands)

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of the financial condition and results of operations are based on the unaudited condensed consolidated financial statements, which are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, goodwill, intangible assets, income taxes, stock-based compensation and the fair value of financial instruments. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Management monitors its allowance for loan losses on a monthly basis and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

•	Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications

•	Nature and volume of loans

•	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, and for commercial loans, the level of loans being approved with exceptions to policy

•	Experience, ability and depth of management and staff

•	National and local economic and business conditions, including various market segments

•	Quality of the Company’s loan review system and degree of Board oversight

•	Concentrations of credit by industry, geography and collateral type, with a specific emphasis on real estate, and changes in levels of such concentrations

•	Effect of external factors, including the deterioration of collateral values, on the level of estimated credit losses in the current portfolio

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

Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, the current state of the national economy and local economies of the areas in which the loans are concentrated and their slow recovery from a severe recession could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, the Company’s determination as to the amount of its allowance for loan losses is subject to review by the Bank’s primary regulator, the Office of the Comptroller of the Currency (the “OCC”), as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of the OCC examination.

Accounting for Income Taxes. The Company accounts for income taxes in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards CodificationTM (the “Codification” or “ASC”) 740, Income Taxes. (“FASB ASC 740”). FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the unaudited condensed consolidated statements of operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FASB ASC 740.

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

Fair Value Measurement. The Company accounts for fair value measurement in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, (“FASB ASC 820”). FASB ASC 820 establishes a framework for measuring fair value. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, emphasizing that fair value is a market-based measurement and not an entity-specific measurement. FASB ASC 820 clarifies the application of fair value measurement in a market that is not active. FASB ASC 820 also includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. FASB ASC 820 addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses price or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves converting future amounts to a single present value. The measurement is valued based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

FASB ASC 820 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3—Unobservable inputs that are support by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Recent Accounting Principles.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment results in common offsetting requirements and disclosure requirements in GAAP and IFRS. This guidance is not intended to change, but enhance, the application requirements in Topic 210. This guidance is effective for public entities during interim and annual periods beginning after January 1, 2013. This guidance amends only the disclosure requirements and not the application of the accounting standard. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This guidance allows an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after assessing the totality of events or circumstances, an entity determines it is not more likely that not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. This guidance is effective for public entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; retroactive application of this guidance is permitted. The application of this guidance had no impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Subsequently in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This guidance eliminates the presentation option of presenting the component of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, the updates to comprehensive income guidance require all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or two separate but consecutive statements. The Company elected to adopt the two statement approach. In this two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. These changes apply to both annual and interim financial statements. The Company adopted the new accounting guidance effective January 1, 2012, and applied it retrospectively. The adoption added the Condensed Consolidated Statements of Comprehensive Income but did not impact the Company’s results of operations, financial position, or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”. This update to fair value measurement guidance addresses changes to concepts regarding performing fair value measurements including: (i) the application of the highest and best use and valuation premise; (ii) the valuation of an instrument classified in the reporting entity’s shareholders’ equity; (iii) the valuation of financial instruments that are managed within a portfolio; and (iv) the application of premiums and discounts. This update also enhances disclosure requirements about fair value measurements, including providing information regarding Level 3 measurements such as quantitative information about unobservable inputs, further discussion of the valuation processes used and assumption sensitivity analysis. The Company adopted the new accounting guidance effective January 1, 2012. The updated disclosures are included in Note 11, “Fair Value of Financial Instruments”.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This guidance removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The update also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This guidance is effective for public entities for the first interim or annual period beginning on or after December 15, 2011. The adoption of this new guidance as of January 1, 2012 had no impact to the Company’s financial condition or results of operations.

Market Overview

The economic recovery was slower than anticipated through most of 2011 and continued to be sporadic through the first quarter of 2012. Interest rates have remained near historical lows. The unemployment rate in the U.S. decreased to 8.2% in March 2012 from 8.5% in December 2011 and 8.8% in March 2011. According to recently released estimates, the U.S. gross domestic product for the first quarter of 2012 increased at an annual rate of 2.2% as compared to 3.0% growth in the fourth quarter of 2011. While this increase was not as substantial as the prior quarter, the report presented a positive picture of growth as consumer spending increased at a 2.9% rate compared to a 2.1% rise in the fourth quarter of 2011. In addition, home construction rose at its fastest pace since the second quarter of 2010. However, the debt crisis in Europe continues to temper optimism.

At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank of Philadelphia, there has been a continued increase in business activity. However, employment among the firms in the region showed only slight increases and employers are not overly optimistic about job growth over the next six months.

At its latest meeting in April 2012, the Federal Reserve decided to keep the Federal Funds target rate unchanged in a continued effort to help stimulate economic growth. Since December 2008, the Federal Reserve has kept the Federal Funds rate, a key indicator of short-term rates such as credit card rates and HELOC rates, at a range of 0.00%-0.25% with the intent of encouraging consumers and businesses to borrow and spend to help jump start the economy. Based upon low rates of resource utilization and a subdued outlook for inflation, the Open Market Committee expects to maintain the exceptionally low levels of its current target range through late 2014.

The continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business, and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three months ended March 31, 2012.

Financial Condition

Total assets were $3.11 billion at March 31, 2012 as compared to $3.18 billion at December 31, 2011. Loans receivable, net of allowance for loan losses, decreased $76.0 million to $2.17 billion at March 31, 2012 as compared to $2.25 billion at December 31, 2011. This decrease was primarily due to paydowns and $20.2 million of net charge-offs during the three months ended March 31, 2012. Loans held-for-sale increased $1.8 million, or 7.9%. Total investments increased $43.7 million, or 8.2%.

Total liabilities decreased $44.7 million, or 1.6%, to $2.83 billion at March 31, 2012 compared to $2.87 billion at December 31, 2011 primarily due to a decrease in deposits of $36.3 million, or 1.4%, and other liabilities of $9.3 million, or 11.2%. Stockholders’ equity was $283.2 million at March 31, 2012 as compared to $309.1 million at December 31, 2011, with the decrease primarily as a result of the net loss of $28.1 million for the first quarter of 2012.

Loans receivable, net of allowance for loan losses, decreased $76.0 million to $2.17 billion at March 31, 2012 as compared to $2.25 billion at December 31, 2011. This decrease was primarily due to paydowns and $20.2 million of net charge-offs during the three months ended March 31, 2012.

Total non-performing loans increased $6.9 million to $114.6 million at March 31, 2012 from December 31, 2011, primarily as a result of the movement of eight commercial relationships totaling $23.0 million to non-accrual status, partially offset by $17.8 million of charge-offs from the non-performing category. Total non-accruing troubled debt restructurings (“TDRs”) at March 31, 2012 were $26.7 million.

As of March 31, 2012, the Company had $38.5 million outstanding on 16 residential construction, commercial construction and land development relationships which agreements included interest reserves. As of December 31, 2011, the Company had $31.4 million outstanding on 18 residential construction, commercial construction and land development relationships which agreements included interest reserves. The total amount available in those reserves to fund interest payments was $803 thousand and $956 thousand at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the Company had five residential construction relationships with aggregate interest reserves of $2.3 million on non-accrual status and one commercial construction relationships with an interest reserve of $140 thousand on non-accrual status. As of December 31, 2011, the Company had six residential construction relationships with interest reserves of $2.4 million on non-accrual status. As these relationships are in technical default, no additional fundings of interest will be made. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at underwriting time in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at March 31, 2012 and December 31, 2011.

Table 1: Summary of Non-performing Assets and TDRs

	March 31, 2012	December 31, 2011
Non-performing assets:
Non-accrual loans	$87,847	$89,656
Troubled debt restructuring, non-accruing	26,674	17,875
Loans past due 90 days and accruing	74	154
Real estate owned, net	4,165	5,020

Total non-performing assets	118,760	112,705

The Company’s allowance for losses on loans increased to $52.1 million, or 2.34% of gross loans receivable, at March 31, 2012 from $41.7 million, or 1.82% of gross loans receivable, at December 31, 2011. The provision for loan losses was $30.7 million for the three months ended March 31, 2012 compared to $60.3 million for the same period in 2011. The increase in reserve balances is due primarily to deterioration in appraisal values of certain commercial land loans as well as the extension of the credit resolution process as compared to previous expectations. Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place. Net charge-offs for the three months March 31, 2012 were $20.2 million, or 0.89% of average loans outstanding.

Real estate owned decreased $855 thousand to $4.2 million at March 31, 2012 as compared to $5.0 million at December 31, 2011. During the three months ended March 31, 2012, the Company transferred three commercial properties in the aggregate amount of $345 thousand and two residential properties totaling $147 thousand from loans into real estate owned. During the three months ended March 31, 2012, the Company recorded $103 thousand of write-downs of real estate owned relating to two commercial properties. There were two residential properties with a total carrying amount of $780 thousand sold resulting in a net gain of $23 thousand and one bank property with a carrying amount of $464 thousand sold for a gain of $124 thousand during the three months ended March 31, 2012. At March 31, 2012, the Company had 31 properties in the real estate owned portfolio, six of which are former bank branches.

The net deferred tax liability increased $1.0 million from $432 thousand at December 31, 2011 to $1.5 million at March 31, 2012 due to an increase in the unrealized gains on investment securities. The Company maintains a valuation allowance of $103.1 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company and it is more likely than not that the full deferred tax asset will not be realized.

Investment securities available for sale increased $44.1 million, or 8.5%, from $515.5 million at December 31, 2011 to $559.6 million at March 31, 2012 as the Company utilized its excess liquidity to purchase securities. Investment securities held to maturity decreased $332 thousand, or 24.7%, from $1.3 million at December 31, 2011 to $1.0 million at March 31, 2012. The overall decrease in the held-to-maturity portfolio was due to security pay downs. The Company is maintaining its strategy of prudently investing any excess liquidity and maintaining its slightly asset sensitive risk profile in light of anticipated rate increases.

Other assets decreased $5.2 million, or 7.5%, to $64.8 million at March 31, 2012 from $70.0 million at December 31, 2011. This decrease was primarily the result of $3.6 million in market value adjustments on swap transactions recorded during the three months ended March 31, 2012 and a $1.1 million reduction in prepaid FDIC insurance assessments. For more information on the Company’s financial derivative instruments, see Note 7 of the notes to unaudited condensed consolidated financial statements.

Total borrowings, excluding debentures held by trusts, totaled $31.1 million and $31.3 million at March 31, 2012 and December 31, 2011, respectively.

Other liabilities decreased $9.3 million, or 11.2%, to $73.1 million at March 31, 2012 from $82.4 million at December 31, 2011. This decrease was primarily due to a decrease of $5.4 million relating to normal cash settlements with the Federal Reserve as well as $3.6 million in market value adjustments on swap transactions.

Stockholders’ equity decreased $25.9 million, or 8.4%, to $283.2 million at March 31, 2012 from $309.1 million at December 31, 2011. This decrease was primarily a result of $28.1 million of losses the Company experienced during the three months ended March 31, 2012.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

Overview. The Company recognized a net loss available to shareholders for the three months ended March 31, 2012 of $28.1 million, or $0.33 per common share, compared to a net loss of $67.1 million, or a loss of $1.25 per common share, for the same period in 2011. During the three months ended March 31, 2012 and 2011, the Company recorded $30.7 million and $60.3 million of loan loss provisions, respectively.

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

Net interest income, on a tax-equivalent basis, decreased $652 thousand to $24.9 million for the three months ended March 31, 2012, from $25.5 million for the same period in 2011.

Tax equivalent interest income decreased $2.8 million, or 8.7%, from $32.5 million for the three months ended March 31, 2011, to $29.6 million for the three months ended March 31, 2012. This decrease was primarily volume driven as average interest-earning loans decreased $215.0 million as compared to the quarter ended March 31, 2011. In addition, the yield on investment securities decreased 78 basis points to 2.49% for the three months ended March 31, 2012 from 3.27% for the comparable prior year period due to changes in the interest rate environment.

Interest expense decreased $2.2 million, or 31.3%, for the three months ended March 31, 2012, as compared to the same period in 2011. Average interest-bearing deposit accounts decreased $288.2 million, or 11.9% from March 31, 2011 and the cost of interest-bearing deposits decreased 23 basis points. These decreases occurred as the Company aggressively lowered interest rates on deposits in 2011 and into 2012.

The interest rate spread and net interest margin for the three months ended March 31, 2012 were 3.31% and 3.48%, respectively, compared to 3.06% and 3.26%, respectively, for the same period in 2011.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended March 31, 2012 and 2011. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$1,849,216	$21,275	4.60%	$2,072,519	$23,152	4.47%
Home equity	220,411	2,244	4.07	235,962	2,550	4.32
Second mortgage	41,346	590	5.71	53,402	775	5.81
Residential real estate	123,567	1,376	4.45	73,662	1,005	5.46
Other	41,733	719	6.89	55,847	946	6.78

Total loans receivable	2,276,273	26,204	4.60	2,491,392	28,428	4.56
Investment securities(3)	550,498	3,420	2.49	480,964	3,934	3.27
Interest-earning bank balances	29,851	17	0.23	158,128	96	0.24

Total interest-earning assets	2,856,622	29,641	4.15	3,130,484	32,458	4.15

Non-interest earning assets:
Cash and due from banks	71,751			67,944
Bank properties and equipment, net	54,338			53,538
Goodwill and intangible assets, net	44,666			48,352
Other assets	127,385			93,821

Total non-interest-earning assets	298,140			263,655

Total assets	$3,154,762			$3,394,139

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,251,690	1,259	0.40%	$1,393,182	$2,178	0.63%
Savings deposits	262,203	229	0.35	277,409	427	0.62
Time deposits	620,755	2,196	1.42	752,252	2,985	1.59

Total interest-bearing deposit accounts	2,134,648	3,684	0.69	2,422,843	5,590	0.92

Short-term borrowings:
Federal funds purchased	6,374	6	0.38	—	—	—
Securities sold under agreements to repurchase - customers	6,669	2	0.12	7,064	3	0.17
Long-term borrowings:
FHLBNY advances (4)	17,519	214	4.89	18,794	218	4.64
Obligations under capital lease	7,834	130	6.64	8,079	134	6.63
Junior subordinated debentures	92,786	722	3.11	92,786	978	4.22

Total borrowings	131,182	1,074	3.27	126,723	1,333	4.21

Total interest-bearing liabilities	2,265,830	4,758	0.84	2,549,566	6,923	1.09

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	487,088			481,605
Other liabilities	89,562			85,161

Total non-interest bearing liabilities	576,650			566,766

Total liabilities	2,842,480			3,116,332
Shareholders’ equity	312,281			277,808

Total liabilities and shareholders’ equity	$3,154,762			$3,394,140

Net interest income		$24,883			$25,535

Interest rate spread (5)			3.31%			3.06%

Net interest margin (6)			3.48%			3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.07%			122.78%

(1)	Average balances include non-accrual loans and loans held-for-sale.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended March 31, 2012 and 2011 were $233 thousand and $409 thousand, respectively.
(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended March 31, 2012 vs. 2011
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(2,539)	$662	$(1,877)
Home equity lines of credit	(162)	(144)	(306)
Home equity term loan	(172)	(13)	(185)
Residential real estate	582	(211)	371
Other	(243)	16	(227)

Total loans receivable	(2,534)	310	(2,224)
Investment securities	516	(1,030)	(514)
Interest-earning deposits with banks	(74)	(5)	(79)

Total interest-earning assets	(2,092)	(725)	(2,817)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(202)	(717)	(919)
Savings deposits	(22)	(176)	(198)
Time deposits	(492)	(297)	(789)

Total interest-bearing deposit accounts	(716)	(1,190)	(1,906)

Short-term borrowings:
Federal funds purchased	6	—	6
Securities sold under agreements to repurchase—customers	—	(1)	(1)
Long-term borrowings:
FHLBNY advances(2)	(15)	11	(4)
Obligations under capital lease	(4)	—	(4)
Junior subordinated debentures	1	(257)	(256)

Total borrowings	(12)	(247)	(259)

Total interest-bearing liabilities	(728)	(1,437)	(2,165)

Net change in net interest income	$(1,364)	$712	$(652)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

Provision for Loan Losses. The Company recorded a provision for loan losses of $30.7 million during the three months ended March 31, 2012, as compared to $60.3 million for the same period in 2011. The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, decreased $65.6 million, or 2.9%, to $2.23 billion at March 31, 2012 as compared to $2.29 billion at December 31, 2011. In addition, total non-performing assets increased $6.1 million from $112.7 million at December 31, 2011 to $118.8 million at March 31, 2012. The ratio of allowance for loan losses to gross loans receivable was 2.34% at March 31, 2012 as compared to 1.82% at December 31, 2011. Net charge-offs for the three months ended March 31, 2012 were $20.2 million as compared to $83.5 million during the same period in 2011.

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

Non-Interest (Loss)/ Income. Non-interest income increased $9.6 million to $5.5 million for the three months ended March 31, 2012, as compared to a loss of $4.1 million for the same period in 2011. This increase was primarily attributable to $8.4 million of derivative credit valuation adjustments on the Company’s derivative portfolio recorded in the prior year period as compared to $314 thousand in the current period. Also, the prior year period included a loss on sale of available-for-sale securities of $1.0 million and an other-than-temporary impairment charge of $250 thousand.

Non-Interest Expense. Non-interest expense decreased $218 thousand to $27.6 million for the three months ended March 31, 2012 as compared to $27.8 million for the same period in 2011. There were several offsetting fluctuations that comprised this change. Compared to the comparable prior year period, problem loan costs, FDIC insurance, occupancy expense, professional fees and advertising expense declined by $1.6 million, $731 thousand, $355 thousand, $286 thousand and $268 thousand, respectively. These decreases were offset by increases in salaries and benefits of $1.8 million and $1.2 million in provision for off-balance sheet credit losses. Salaries and benefits increased primarily due to the addition of 47 mortgage employees during the quarter as the Company began to expand its mortgage operations. These expenses should begin to be offset in subsequent quarters as the revenues are realized upon the sale of the mortgage production from the three months ended March 31, 2012. Also contributing to this increase was $427 thousand of additional health care expenses due to rising costs.

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

The major source of the Company’s funding on a consolidated basis is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained in a variety of wholesale funding sources as well, including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other securities and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes; however, this funding source is currently limited to 3.5% of the Bank’s total liabilities in accordance with a written agreement between the Bank and the OCC (the “OCC Agreement”) as discussed later in this section. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. Deposit rates continued to decrease through 2011 and into 2012. As a result, the Company continued to experience a decline in certificates of deposit and interest-bearing demand deposits through the first three months of 2012. Core deposits, which exclude all certificates of deposit, decreased $23.8 million to $2.01 billion, or 76.4% of total deposits at March 31, 2012, as compared to $2.03 billion, or 76.3% of total deposits at December 31, 2011. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $242.3 million, of which none was utilized, and the FHLBNY of approximately $121.7 million, of which $17.4 million was utilized. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $55.0 million, of which none were utilized as of March 31, 2012. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of March 31, 2012, the Company had a par value of $363.4 million and $159.0 million in loans and securities, respectively, pledged as collateral on secured borrowings with the Federal Reserve and FHLBNY.

The Company’s primary uses of funds are the origination of loans, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending March 31, 2013 total $472.4 million, or approximately 76.1% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At March 31, 2012, the Bank’s brokered deposits represented 2.8% of its total liabilities.

Management is taking all necessary actions to ensure the Bank becomes fully compliant with all requirements of the OCC Agreement.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At March 31 2012, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.93%, Tier 1 Capital ratio was 12.47%, and Total Capital ratio was 13.73%.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of March 31, 2012:

Table 4: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2012
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$357,937	14.45%	$197,674	8.00%		N/A
Sun National Bank	339,598	13.73	197,349	8.00	$246,686		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	317,731	12.82	98,837	4.00		N/A
Sun National Bank	308,495	12.47	98,674	4.00	148,012		6.00
Leverage ratio:
Sun Bancorp, Inc.	317,731	10.21	124,421	4.00		N/A
Sun National Bank	308,495	9.93	124,320	4.00	155,400		5.00

(1)	Not applicable for bank holding companies.

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

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2010, and would have limited capital securities and other restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2010, the Federal Reserve Board extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25 percent of all core capital elements, including goodwill. The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2012, $80.9 million of a total of $90.0 million in capital securities qualified at Tier 1 with $9.1 million qualifying as Tier 2.

The ability of the Bank to pay dividends to the Company is governed by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at March 31, 2012. Per the OCC Agreement and the Board resolutions, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve.

See Note 12 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at March 31, 2012 was $45.6 million and the portion of the exposure not covered by collateral was approximately $754 thousand. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at March 31, 2012 and December 31, 2011 was $703 thousand and $381 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

Interest rate, credit and operational risks are among the most significant market risks impacting the performance of the Company. The Company has an Asset Liability Committee (“ALCO”), composed of senior management representatives from a variety of areas within the Company. ALCO devises strategies and tactics to maintain the net interest income of the Company within acceptable ranges over a variety of interest rate scenarios. Should the Company’s risk modeling indicate an undesired exposure to changes in interest rates, there are a number of remedial options available including changing the investment portfolio characteristics, and changing loan and deposit pricing strategies. Two of the tools used in monitoring the Company’s sensitivity to interest rate changes are gap analysis and net interest income simulation.

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

At March 31, 2012, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $291.5 million representing a positive one-year gap ratio of 9.36%. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

Net Interest Income Simulation. Due to the inherent limitations of gap analysis, the Company also uses simulation models to measure the impact of changing interest rates on its operations. The simulation model attempts to capture the cash flow and re-pricing characteristics of the current assets and liabilities on the Company’s balance sheet. Assumptions regarding such things as prepayments and rate change behaviors are incorporated into the simulation model. Net interest income is simulated over a twelve month horizon under a variety of linear yield curve shifts, subject to certain limits agreed to by ALCO.

Net interest income simulation analysis at March 31, 2012 shows a position that is relatively neutral to interest rates with a more negative bias as rates decrease. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 5 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of March 31, 2012. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 5: Sensitivity Profile

Change in Interest Rates (Basis Points)	Percentage Change in Net Interest Income Year 1
+200	0.90%
+100	(0.10)%
-100	(0.80)%
-200	(1.90)%

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

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal accounting officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not engaged in any legal proceedings of a material nature at March 31, 2012. In the ordinary course, the Company is from time to time party to legal proceedings incident to its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit 31(a) Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b) Certification of Chief Accounting Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

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

Sun Bancorp, Inc.
Registrant

Date: May 9, 2012	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer

Date: May 9, 2012	/s/ Neil Kalani
Neil Kalani
Senior Vice President and Chief Accounting Officer