Form 10-Q
period 2012-06-30
SUN BANCORP INC /NJ/
filed 2012-08-09
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes  ☐    No   ☒

Common Stock, $1.00 Par Value - 85,992,385 Shares Outstanding at August 3, 2012

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2012 and December 31, 2011	2

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011	3

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2012 and 2011	5

Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2012 and 2011	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures about Market Risk	46

Item 4. Controls and Procedures	47

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. Defaults upon Senior Securities	48

Item 4. Mine Safety Disclosures	48

Item 5. Other Information	48

Item 6. Exhibits	49

Signatures	49

Certifications

Exhibit 31(a) Section 302 Certification of CEO
Exhibit 31(b) Section 302 Certification of Chief Accounting Officer
Exhibit 32 Section 906 Certifications
Exhibit 101.INS XBRL Instance Document
Exhibit 101.SCH XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$75,235	$68,773
Interest-earning bank balances	40,656	51,049

Cash and cash equivalents	115,891	119,822
Investment securities available for sale (amortized cost of $529,237 and $514,488 at June 30, 2012 and December 31, 2011, respectively)	532,275	515,545
Investment securities held to maturity (estimated fair value of $984 and $1,413 at June 30, 2012 and December 31, 2011, respectively)	920	1,344
Loans receivable (net of allowance for loan losses of $51,394 and $41,667 at June 30, 2012 and December 31, 2011, respectively)	2,193,492	2,249,455
Loans held-for-sale	24,672	23,192
Restricted equity investments	16,654	15,826
Bank properties and equipment, net	52,121	54,756
Real estate owned	6,116	5,020
Accrued interest receivable	8,130	8,912
Goodwill	38,188	38,188
Intangible assets, net	5,104	6,947
Bank owned life insurance (BOLI)	75,881	74,871
Other assets	64,043	70,038

Total assets	$3,133,487	$3,183,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,608,034	$2,667,977
Securities sold under agreements to repurchase – customers	5,454	5,668
Advances from the Federal Home Loan Bank of New York (FHLBNY)	2,080	2,733
Securities sold under agreements to repurchase – FHLBNY	35,000	15,000
Obligations under capital lease	7,740	7,868
Junior subordinated debentures	92,786	92,786
Deferred taxes, net	1,241	432
Other liabilities	96,384	82,369

Total liabilities	2,848,719	2,874,833

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized; 88,066,015 shares issued and 85,959,292 shares outstanding at June 30, 2012; 87,825,038 shares issued and 85,718,315 shares outstanding at December 31, 2011	88,073	87,825
Additional paid-in capital	505,577	504,508
Retained deficit	(284,285)	(257,520)
Accumulated other comprehensive income	1,797	625
Deferred compensation plan trust	(232)	(193)
Treasury stock at cost, 2,106,723 shares at June 30, 2012 and December 31, 2011	(26,162)	(26,162)

Total shareholders’ equity	284,768	309,083

Total liabilities and shareholders’ equity	$3,133,487	$3,183,916

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$26,202	$28,538	$52,406	$56.966
Interest on taxable investment securities	2,515	2,864	5,057	5,483
Interest on non-taxable investment securities	401	683	835	1,442
Dividends on restricted equity investments	284	220	511	463

Total interest income	29,402	32,305	58,809	64,354

INTEREST EXPENSE
Interest on deposits	3,447	4,808	7,131	10,398
Interest on funds borrowed	368	356	719	711
Interest on junior subordinated debentures	704	649	1,426	1,627

Total interest expense	4,519	5,813	9,276	12,736

Net interest income	24,883	26,492	49,533	51,618
PROVISION FOR LOAN LOSSES	510	4,836	31,193	65,119

Net Interest income (loss) after provision for loan losses	24,373	21,656	18,340	(13,501)

NON-INTEREST INCOME
Service charges on deposit accounts	2,730	2,702	5,398	5,252
Other service charges	80	88	153	174
Gain on sale of loans	1,865	708	2,581	1,633
Net impairment losses on available for sale securities
Total impairment	$—	$—	$—	$(250)
Portion of loss (gain) recognized in other comprehensive income (before taxes)	—	—	—	—

Net impairment losses recognized in operations	—	—	—	(250)
Gain on sale of investment securities	430	2,421	430	1,408
Investment products income	748	1,010	1,180	1,898
BOLI income	492	560	1,009	1,106
Derivative credit valuation adjustment	(13)	(3,624)	(327)	(12,015)
Other	1,195	1,128	2,622	1,688

Total non-interest income	7,527	4,993	13,046	894

NON-INTEREST EXPENSE
Salaries and employee benefits	15,756	12,885	30,527	25,871
Occupancy expense	3,271	3,305	6,320	6,709
Equipment expense	1,763	1,903	3,528	3,585
Data processing expense	1,106	1,111	2,162	2,176
Amortization of intangible assets	921	921	1,842	1,842

Insurance expense	1,464	1,261	2,943	3,274
Professional fees	757	1,215	1,236	1,980
Advertising expense	1,008	1,322	1,305	1,887
Problem loan expense	1,274	1,863	2,751	4,970
Real estate owned expense, net	490	635	571	630
Office supplies expense	328	324	647	669
Other	2,449	1,499	4,319	2,433

Total non-interest expense	30,587	28,244	58,151	56,026

INCOME (LOSS) BEFORE INCOME TAXES	1,313	(1,595)	(26,765)	(68,633)
INCOME TAX EXPENSE	—	4	—	33

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,313	$(1,599)	$(26,765)	$(68,666)

Basic earnings (loss) per share	$0.02	$(0.02)	$(0.31)	$(1.01)

Diluted earnings (loss) per share	$0.02	$(0.02)	$(0.31)	$(1.01)

Weighted average shares - basic	85,884,671	82,585,859	85,830,764	68,160,742

Weighted average shares - diluted	85,916,426	82,585,859	85,830,764	68,160,742

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,313	$(1,599)	$(26,765)	(68,633)
Other Comprehensive Income, net of tax
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during period	$(80)	$2,865	$1,431	$6,308
Less: reclassification adjustment for gains included in net income	(258)	(852)	(259)	(833)
Reclassification adjustment for net impairment loss recognized in earnings	—	—	—	148

Other comprehensive (loss) income	(338)	2,013	1,172	5,623

COMPREHENSIVE INCOME (LOSS)	$975	414	$(25,593)	$(63,010)

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Deferred Compensation	Treasury Stock	Total
BALANCE, JANUARY 1, 2011	$—	$52,464	$438,335	$(190,015)	$(6,146)	$(234)	$(26,162)	$268,242
Net loss	—	—	—	(68,666)	—	—	—	(68,666)
Other comprehensive income	—	—		—	5,623	—	—	5,623
Issuance of common stock	—	32,689	60,072	—	—	83	—	92,844
Stock-based compensation	—	7	769	—	—	—	—	776

BALANCE, JUNE 30, 2011	$—	$85,160	$499,176	$(258,681)	$(523)	$(151)	$(26,162)	$298,819

BALANCE, JANUARY 1, 2012	$—	$87,825	$504,508	$(257,520)	$625	$(193)	$(26,162)	$309,083
Net loss	—	—	—	(26,765)	—	—	—	(26,765)
Other comprehensive income	—	—	—	—	1,172	—	—	1,172
Issuance of common stock	—	204	368	—	—	(39)	—	533
Stock-based compensation	—	44	701	—	—	—	—	745

BALANCE, JUNE 30, 2012	$—	$88,073	$505,577	$(284,285)	$1,797	$(232)	$(26,162)	$284,768

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(26,765)	$(68,666)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	31,193	65,119
Reserve for unfunded commitments	96	(1,030)
Depreciation, amortization and accretion	6,173	3,373
Write down of book value of bank properties and equipment and real estate owned	582	992
Other-than-temporary impairment on investment securities	—	250
Net gain on sale of investment securities available-for-sale	(439)	(1,408)
Net (gain) loss on sale of real estate owned	(160)	1
Gain on sale of mortgage loans	(2,581)	(1,633)
Derivative credit valuation adjustments	49	12,015
Increase in cash surrender value of BOLI	(1,010)	(1,106)
Stock-based compensation	745	776
Shares contributed to employee benefit plans	533	520
Mortgage loans originated for sale	(119,773)	(56,210)
Proceeds from the sale of mortgage loans	120,874	62,464
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	782	1,516
Other assets	2,879	2,599
Other liabilities	(2,774)	(12,694)

Net cash provided by operating activities	10,404	6,878

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(83,541)	(140,394)
Net (purchases) redemption of restricted equity securities	(828)	1,856
Proceeds from maturities, prepayments or calls of investment securities available for sale	65,309	81,640
Proceeds from maturities, prepayments or calls of investment securities held to maturity	422	923
Proceeds from sale of investment securities	22,447	78,532
Proceeds from sale of loans	—	99,162
Net decrease in loans	21,898	5,024
Purchases of bank properties and equipment	(1,691)	(4,957)
Proceeds from sale of real estate owned	2,587	1,076

Net cash provided by investing activities	26,603	122,862

FINANCING ACTIVITIES
Net decrease in deposits	(59,943)	(216,784)
Net (repayments) issuances of securities sold under agreements to repurchase - customer	(214)	436
Repayment of advances from FHLBNY	(653)	(627)
Net issuances of securities sold under agreements to repurchase - FHLB	20,000	—
Repayment of obligations under capital leases	(128)	(120)
Proceeds from issuance of common stock	—	92,774

Net cash used in financing activities	(40,938)	(124,321)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,931)	5,419
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	119,822	187,226

CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,891	$192,645

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$16,578	$14,262
Income taxes paid	—	154
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Transfer of loans to held-for-sale	$—	$11,296
Transfer of loans and bank property to real estate owned	3,771	949

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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report on Form 10-K of Sun Bancorp, Inc. (the “Company”) for the year ended December 31, 2011. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment on investment securities, income taxes and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

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

Loans Held-for-sale. Loans held-for-sale totaled $24.7 million and $23.2 million at June 30, 2012 and December 31, 2011, respectively. These loans represent residential mortgages originated with the intent to sell which are carried at the lower of cost or estimated fair value, on an aggregate basis.

Accumulated Other Comprehensive Income. The Company classifies items of accumulated comprehensive income by their nature and displays the details of other comprehensive loss in the unaudited condensed consolidated statements of comprehensive income. Amounts categorized as comprehensive loss represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment (“OTTI”) loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net loss for the period. These reclassifications for the six months ended June 30, 2012 and 2011 were as follows:

	For the Six Months Ended June 30,
	2012			2011
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain on securities available for sale during the period	$2,419	$(988)	$1,431	$10,666	$(4,358)	$6,308
Reclassification adjustment for net gains included in net income(1)	(438)	179	(259)	(1,408)	575	(833)
Reclassification adjustment for net impairment loss recognized in earnings(1)	—	—	—	250	(102)	148

Net unrealized gain on securities available for sale	$1,981	$(809)	$1,172	$9,508	$(3,885)	$5,623

(1)	All amounts are included in non-interest income in the unaudited condensed consolidated statements of operations.

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

Activity in the stock option plans for the six months ended June 30, 2012 was as follows:

Summary of Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2012	2,828,077	$7.94	2,037,549
Granted	183,647	2.85	—
Exercised	—	—	—
Forfeited	74,776	3.76	—
Expired	1,017,516	8.11	—

June 30, 2012	1,919,432	$7.53	1,236,349
Stock options vested or expected to vest(1)	1,739,141	$7.60	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 6.5 years for options outstanding and 5.5 years for options exercisable as of June 30, 2012.

At June 30, 2012, the aggregate intrinsic value was $0 for options outstanding and $0 for options exercisable.

During the six months ended June 30, 2012 and 2011, the Company granted 183,647 options and 240,500 options, respectively. In accordance with FASB ASC 718, the fair value of the stock options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of a stock option is estimated using historical exercise behavior of employees at a particular level of management who were granted options with a comparable term. The stock options have historically been granted with a 10 year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the options for the six months ended June 30, 2012 and 2011 are as follows:

	For the Six Months Ended June 30,
	2012	2011
Weighted average fair value of options granted	$1.49	$2.12
Weighted average risk-free rate of return	1.04%	2.74%
Weighted average expected option life in months	61	78
Weighted average expected volatility	61%	47%
Expected dividends(1)	$—	$—

(1)	To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested stock award activity during the six months ended June 30, 2012 is presented in the following table:

Summary of Nonvested Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards outstanding, January 1, 2012	178,819	$6.05
Issued	49,623	1.20
Vested	(68,602)	6.01
Forfeited	(21,675)	3.45

Nonvested stock awards outstanding, June 30, 2012	138,165	$4.74

There were 49,623 shares of nonvested stock issued during the six months ended June 30, 2012. During the six months ended June 30, 2011, there were no shares of nonvested stock issued. The value of these shares is based upon the closing price of the common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the restricted stock awards issued.

Total compensation expense recognized related to options and nonvested stock awards, including that for non-employee directors, during the three and six months ended June 30, 2012 was $325 thousand and $818, thousand respectively, as compared to $394 thousand and $794 thousand for the three and six months ended June 30, 2011, respectively. As of June 30, 2012 there was approximately $1.3 million and $401 thousand of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted by the Company. The cost of the options and stock awards is expected to be recognized over a weighted average period of 2.6 years and 1.0 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at June 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012
Available for sale:
U.S. Treasury securities	$11,998	$44	$—	$12,042
U.S. Government agency mortgage-backed securities	434,766	7,502	(931)	441,337
Other mortgage-backed securities	318	—	(30)	288
State and municipal securities	37,102	3,368	—	40,470
Trust preferred securities	17,715	—	(7,458)	10,257
Corporate bonds	24,349	543	—	24,892
Other securities	2,989	—	—	2,989

Total available for sale	529,237	11,457	(8,419)	532,275

Held to maturity:
U.S. Government agency mortgage-backed securities	920	64	—	984

Total held to maturity

Total investment securities	$530,157	$11,521	$(8,419)	$533,259

December 31, 2011
Available for sale:
U.S. Treasury securities	$11,999	$80	$—	$12,079
U.S. Government agency mortgage-backed securities	423,269	6,264	(629)	428,904
Other mortgage-backed securities	323	—	(27)	296
State and municipal obligations	45,424	3,373	(12)	48,785
Trust preferred securities	12,619	—	(7,711)	4,908
Corporate bonds	19,689	57	(338)	19,408
Other securities	1,165	—	—	1,165

Total available for sale	514,488	9,774	(8,717)	515,545

Held to maturity:
U.S. Government agency mortgage-backed securities	1,344	69	—	1,413
Other mortgage-backed securities	—	—	—	—

Total held to maturity	1,344	69	—	1,413

Total investment securities	$515,832	$9,843	$(8,717)	$516,958

During the six months ended June 30, 2012, the Company had four state and municipal securities called prior to maturity at an aggregate par value of $1.9 million, resulting in gross realized gains of $9 thousand, and five state and municipal securities matured which had an aggregate value of $6.5 million. During the same period, three securities were sold prior to maturity for gross proceeds of $22.5 million, which resulted in gross realized gains and losses of $476 thousand and $46 thousand, respectively. The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2012
U.S. Government agency mortgage-backed securities	$83,683	$(823)	$6,793	$(108)	$90,476	$(931)
Other mortgage-backed securities	—	—	289	(30)	289	(30)
Trust preferred securities	5,026	(69)	5,231	(7,389)	10,256	(7,458)

Total	$88,709	$(892)	$12,313	$(7,527)	$101,021	$(8,419)

December 31, 2011
U.S. Government agency mortgage-backed securities	$79,221	$(627)	$7,224	$(2)	$86,445	$(629)
Other mortgage-backed securities	—	—	296	(27)	296	(27)
State and municipal securities	—	—	233	(12)	233	(12)
Corporate Bonds	14,231	(338)	—	—	14,231	(338)
Trust preferred securities	—	—	4,908	(7,711)	4,908	(7,771)

Total	$93,452	$(965)	$12,661	$(7,752)	$106,113	$(8,717)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations apply, the guidance requires the Company to record an OTTI charge to earnings for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations apply, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the consolidated statements of financial condition. Application of this guidance resulted in OTTI charges of $0 and $250 thousand during the six months ended June 30, 2012 and 2011, respectively.

The following is a roll-forward for the three and six months ended June 30, 2012 and 2011 of OTTI charges recognized in earnings as a result of credit losses on investments:

	For the Three Months Ended June 30,
	2012	2011
Cumulative OTTI, beginning of period	$10,203	$10,203
Additional increase as a result of net impairment losses recognized on investments	—	—
Decrease as a result of the sale of an investment with net impairment losses	—	—

Cumulative OTTI, end of period	$10,203	$10,203

	For the Six Months Ended June 30,
	2012	2011
Cumulative OTTI, beginning of period	$10,203	$10,683
Additional increase as a result of net impairment losses recognized on investments	—	250
Decrease as a result of the sale of an investment with net impairment losses	—	(730)

Cumulative OTTI, end of period	$10,203	$10,203

U.S. Government Agency Mortgage-Backed Securities. At June 30, 2012, the gross unrealized loss in the category of less than 12 months of $823 thousand consisted of seven mortgage-backed securities with an estimated fair value of $83.7 million issued and guaranteed by a U.S. Government sponsored agency. The gross unrealized loss in the category of 12 months or longer of $108 thousand consists of one mortgage-backed security with an estimated fair value of $6.8 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of June 30, 2012, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Other Mortgage-Backed Securities. At June 30, 2012, the gross unrealized loss in the category 12 months or longer of $30 thousand consisted of one non-agency mortgage-backed security with an estimated fair value of $289 thousand. This security was rated “AAA” by at least one nationally recognized rating agency. The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues, have been negatively impacted since 2008 as credit spreads widened dramatically. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of June 30, 2012, management concluded that an OTTI did not exist on this security and believes the unrealized loss is due to increases in market interest rates since the time the underlying security was purchased. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

Trust Preferred Securities. At June 30, 2012, the gross unrealized loss in the category of less than 12 months of $69 thousand consisted of one single issuer trust preferred security with an estimated fair value of $5.0 million. This trust preferred security is rated “A2” by at least one nationally recognized rating agency with an amortized cost of $5.1 million. The gross unrealized loss in the category of 12 months or longer of $7.4 million at June 30, 2012 consisted of two trust preferred securities. These securities consisted of one non-investment grade rated pooled security with an amortized cost of $8.8 million and estimated fair value of $3.9 million and one non-rated single issuer security with an amortized cost of $3.8 million and an estimated fair value of $1.4 million.

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

During the six months ended June 30, 2012, the Company did not record an OTTI credit-related charge related to this deferring single issuer trust preferred security. However, the Company had previously recorded a credit-related charge of $250 thousand during the six months ended June 30, 2011. Based on the Company’s most recent evaluation, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The total cumulative credit related OTTI on this security is $1.2 million as of June 30, 2012.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at June 30, 2012 and December 31, 2011 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
June 30, 2012
Due in one year or less	$15,113	$15,160	$—	$—
Due after one year through five years	24,597	25,140	—	—
Due after five years through ten years	6,845	7,517	—	—
Due after ten years	47,598	42,833	—	—

Total investment securities, excluding mortgage-backed securities	94,153	90,650	—	—
U.S. Government agency mortgage-backed securities	434,766	441,337	920	984
Other mortgage-backed securities	318	288	—	—

Total investment securities	$529,237	$532,275	$920	$984

December 31, 2011
Due in one year or less	$9,789	$9,820	$—	$—
Due after one year through five years	29,903	29,693	—	—
Due after five years through ten years	3,817	4,204	—	—
Due after ten years	47,387	42,628	—	—

Total investment securities, excluding mortgage-backed securities	90,896	86,346	—	—
U.S. Government agency mortgage-backed securities	423,269	428,904	1,344	1,413
Other mortgage-backed securities	323	296	—	—

Total investment securities	$514,488	$515,545	$1,344	$1,413

At June 30, 2012, the Company had $96.1 million, amortized cost, and $100.3 million, estimated fair value, of investment securities pledged to secure public deposits. As of June 30, 2012, the Company had $220.9 million, amortized cost, and $224.6 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(4) Loans

The components of loans as of June 30, 2012 and December 31, 2011 were as follows:

Loan Components

	June 30, 2012	December 31, 2011
Commercial:
Commercial and industrial	$531,557	$551,396
CRE owner occupied	561,605	604,361
CRE non-owner occupied	626,684	626,795
Land and development	74,984	95,474
Consumer:
Home equity lines of credit	217,768	224,517
Home equity term loans	36,429	41,470
Residential real estate	153,373	100,438
Other	42,486	46,671

Total gross loans held-for-investment	2,244,886	2,291,122
Allowance for loan losses	(51,394)	(41,667)

Net loans held-for-investment	$2,193,492	$2,249,455

Loans past due 90 days and accruing	$—	$154

Loans on Non-Accrual Status

	June 30, 2012	December 31, 2011
Commercial:
Commercial & industrial	$8,085	$6,501
CRE owner occupied	19,629	32,579
CRE non-owner occupied	13,822	9,873
Land and development	27,549	32,088
Consumer:
Home equity lines of credit	2,853	3,620
Home equity term loans	990	1,246
Residential real estate	5,521	2,522
Other	1,247	1,227

Total non-accrual loans held-for-investment	$79,696	$89,656

Loans held-for-sale, non-accrual	$—	$—
Troubled debt restructuring, non-accrual	24,256	17,875

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

As of June 30, 2012, the Company had $17.9 million outstanding on 15 residential construction, commercial construction and land development relationships which agreements included interest reserves. As of December 31, 2011, the Company had $31.4 million outstanding on 18 residential construction, commercial construction and land development relationships which agreements included interest reserves. The total amount available in those reserves to fund interest payments was $859 thousand and $956 thousand at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the Company had five residential construction relationships with interest reserves of $2.3 million in the aggregate on non-accrual status and two commercial construction relationships with interest reserves of $446 thousand on non-accrual status. As of December 31, 2011, the Company had six residential construction relationships with interest reserves of $2.4 million on non-accrual status. As these relationships are in technical default, no additional fundings of interest will be made. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at underwriting time in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring, (“FASB ASC 310-40”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-performing. These loans may only be returned to performing

(i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. During the second quarter of 2012, the Company entered into one TDR agreement as an interest rate concession was granted. At June 30, 2012, the carrying value of that TDR was $413 thousand. The TDR is currently on non-accrual status.

(5) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Six Months Ended June 30, 2012
	Commercial and Industrial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$34,227	$2,566	$903	$3,971	$41,667
Charge-offs	(21,429)	(748)	(94)	(340)	(22,611)
Recoveries	988	68	9	80	1,145

Net charge-offs	(20,441)	(680)	(85)	(260)	(21,466)
Provision for loan losses	29,927	828	797	(359)	31,193
Ending balance	$43,713	$2,714	$1,615	$3,352	$51,394

Ending balance: individually evaluated for impairment	$4,217	$—	$15	$—	$4,232

Ending balance: collectively evaluated for impairment	$39,496	$2,714	$1,600	$3,352	$47,162

Financing Receivables:
Ending balance	$1,794,830	$254,197	$153,373	$42,486	$2,244,886

Ending balance: individually evaluated for impairment	$93,211	$3,843	$5,031	$318	$102,403

Ending balance: collectively evaluated for impairment	$1,701,619	$250,354	$148,342	$42,168	$2,142,483

(1)	Amount includes both home equity lines of credit and term loans
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Six Months Ended June 30, 2011
	Commercial and Industrial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$76,759	$2,883	$661	$1,410	$81,713
Charge-offs	(87,321)	(1,417)	(873)	(421)	(90,032)
Recoveries	1,329	54	29	116	1,528

Net charge-offs	(85,992)	(1,363)	(844)	(305)	(88,504)
Provision for loan losses	62,584	1,211	878	446	65,119

Ending balance	$53,351	$2,731	$695	$1,551	$58,328

Ending balance: individually evaluated for impairment	$23,400	$—	$—	$—	$23,400

Ending balance: collectively evaluated for impairment	$29,951	$2,731	$695	$1,551	$34,928

Financing Receivables:
Ending balance	$1,905,628	$282,608	$75,546	$52,825	$2,316,607

Ending balance: individually evaluated for impairment	$118,184	$138	$63	$—	$118,385

Ending balance: collectively evaluated for impairment	$1,787,444	$282,470	$75,483	$52,825	$2,198,222

(1)	Amount includes both home equity lines of credit and term loans
(2)	Includes the unallocated portion of the allowance for loan losses.

The allowance for loan losses was $51.4 million and $41.7 million at June 30, 2012 and December 31, 2011, respectively. The ratio of allowance for loan losses to gross loans receivable was 2.29% at June 30, 2012 and 1.82% at December 31, 2011.

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

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Six Months Ended June 30, 2012
With no related allowance:
Commercial:
Commercial & industrial	$7,431	$9,645	$—	$10,521	$—	$—
CRE owner occupied	38,804	69,265	—	41,663	23	23
CRE non-owner occupied	13,807	16,567	—	12,975	24	24
Land and development	27,201	35,368	—	31,372	22	22
Consumer:
Home equity lines of credit	2,853	3,864	—	2,975	8	8
Home equity term loans	990	1,073	—	1,083	1	1
Residential real estate	4,993	5,418	—	3,721	—	—
Other	318	365	—	167	—	—

With an allowance recorded:
Commercial:
Commercial & industrial	$3,495	$3,726	$3,141	$1,348	$—	$—
CRE owner occupied	1,712	1,814	623	3,898	—	—
Land and development	761	759	453	235	—	—
Consumer:
Residential Real Estate	38	42	15	49	—	—
Other	—	—	—	8	—	—

Total commercial	$93,211	$137,144	$4,217	$102,012	$69	$69
Total consumer	$9,192	$10,762	$15	$8,003	$9	$9

For the Year Ended December 31, 2011
With no related allowance:
Commercial:
Commercial & industrial	$9,401	$12,778	$—	$9,180	$67	$67
CRE owner occupied	32,202	55,982	—	36,266	357	357
CRE non-owner occupied	7,308	8,584	—	15,299	36	36
Land and development	25,925	26,148	—	29,932	57	57
Consumer:
Residential real estate	2,433	2,758	—	470	—	—
Home Equity Lines of Credit	3,398	4,402	—	637	—	—
Home Equity Term Loans	1,197	1,306	—	228	—	—
Other	50	50	—	2	—	—

With an allowance recorded:
Commercial:
Commercial & industrial	$4,955	$6,110	$262	$13,368	$337	$337
CRE owner occupied	9,706	14,449	2,448	18,929	212	201
CRE non-owner occupied	2,565	3,468	229	6,211	438	438
Land and development	6,854	7,063	2,490	7,937	—	—
Consumer:
Residential Real Estate	89	164	14	45	—	—
Other	47	47	47	19	—	—

Total commercial	$98,916	$134,582	$5,429	$136,582	$1,504	$1,493
Total consumer	$7,214	$8,726	$61	$1,354	$—	$—

The unaudited condensed consolidated statements of operations for the six months ended June 30, 2012 included $78 thousand of recognized interest income (on the accrual and cash basis) on average impaired loans of $110.0 million.

In accordance with FASB ASC 310, those impaired loans which are fully collateralized do not result in a specific allowance for loan losses. Included in impaired loans at June 30, 2012 were five TDRs, three of which were fully collateralized and two of which had specific reserves totaling $132 thousand. In addition, three of the TDRs at June 30, 2012 included $8.3 million in lines of credit, of which $3.5 million was utilized and $4.8 million was available.

	Troubled Debt Restructurings
	As of June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	3	8,760	2,861
CRE Owner occupied	11	31,950	20,991
Land and development	4	371	412

	Troubled Debt Restructurings
	As of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	3	$8,760	$7,855
CRE Owner occupied	7	22,995	9,329
Land and development	1	1,745	691

The following table presents the Company’s distribution of risk ratings within the held-for-investment loan portfolio, segregated by class, as of June 30, 2012 and December 31, 2011:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non-owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other
As of June 30, 2012
Grade:
Pass	$482,977	$473,251	$579,831	$42,406	$210,790	$35,343	$145,136	$40,679
Special Mention	18,595	27,603	18,900	—	—	—	—	—
Substandard	29,985	60,751	27,953	32,578	6,978	1,086	8,237	1,807

Total	$531,557	$561,605	$626,684	$74,984	$217,768	$36,429	$153,373	$42,486

As of December 31, 2011
Grade:
Pass	$501,605	$515,555	$567,295	$42,268	$218,066	$40,138	$94,681	$44,821
Special Mention	26,062	24,483	30,013	5,799	—	—	—	—
Substandard	23,729	64,323	29,487	47,407	6,451	1,332	5,757	1,850

Total	$551,396	$604,361	$626,795	$95,474	$224,517	$41,470	$100,438	$46,671

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

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Loans 90 Days Past Due and Accruing
As of June 30, 2012
Commercial:
Commercial & industrial	$316	$1,431	$6,340	$8,087	$523,470	$531,557	$—
CRE owner occupied	2,411	643	23,905	26,959	534,646	561,605	—
CRE non-owner occupied	277	—	13,820	14,097	612,587	626,684	—
Land and development	1,151	—	20,573	21,724	53,260	74,984	—
Consumer:
Home equity lines of credit	639	503	2,060	3,202	214,566	217,768	—
Home equity term loans	911	222	954	2,087	34,342	36,429	—
Residential real estate	418	2,698	2,642	5,758	147,615	153,373	—
Other	692	117	1,042	1,851	40,635	42,486	—

Total	$6,815	$5,614	$71,336	$83,765	$2,161,121	$2,244,886	$—

As of December 31, 2011
Commercial:
Commercial & industrial	$1,024	$4,600	$6,407	$12,031	$539,365	$551,396	$—
CRE owner occupied	6,408	1,176	35,003	42,587	561,774	604,361	—
CRE non-owner occupied	2,187	4,981	8,398	15,566	611,229	626,795	—
Land and development	371	—	32,088	32,459	63,015	95,474	—
Consumer:
Home equity lines of credit	2,001	1,016	3,182	6,199	218,318	224,517	138
Home equity term loans	687	145	1,200	2,032	39,438	41,470	—
Residential real estate	3,324	565	2,307	6,196	94,242	100,438	—
Other	891	227	902	2,020	44,651	46,671	16

Total	$16,893	$12,710	$89,487	$119,090	$2,172,032	$2,291,122	$154

(6) Real Estate Owned

Real estate owned at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
Commercial properties	$2,844	$1,777
Residential properties	812	1,683
Bank properties	2,460	1,560

Total	$6,116	$5,020

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2012	$1,777	$1,683	$1,560	$5,020
Transfers from loans	2,260	147	—	2,407
Transfers from fixed assets	—	—	1,364	1,364
Sale of real estate owned	(950)	(1,013)	(464)	(2,427)
Write down of real estate owned	(243)	(5)	—	(248)

Ending balance, June 30, 2012	$2,844	$812	$2,460	$6,116

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

Fair Value Hedges – Interest Rate Swaps. The Company has entered into interest rate swap arrangements to exchange the periodic payments on fixed-rate commercial loan agreements for variable-rate payments based on the one-month London Interbank Offered Rate (“LIBOR”) without the exchange of the underlying principal. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging, (“FASB ASC 815”) and are executed for periods and terms that match the related underlying fixed-rate loan agreements. The Company applies the “shortcut” method of accounting under FASB ASC 815, which assumes there is no ineffectiveness as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying commercial loan agreements. Because the hedging arrangement is considered highly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures, (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of June 30, 2012 and December 31, 2011.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at June 30, 2012 and December 31, 2011:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	June 30, 2012		December 31, 2011
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$31,451	$(4,016)	$33,663	$(4,489)

Summary of Interest Rate Swap Components

	June 30, 2012	December 31, 2011
Weighted average pay rate	6.85%	6.83%
Weighted average receive rate	2.24%	2.27%
Weighted average maturity in years	3.0	3.4

Customer Derivatives - Interest Rate Swaps/Floors. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $49 thousand and $12.0 million in fair value adjustment charges during the six months ended June 30, 2012 and 2011, respectively, which were included in the derivative credit valuation adjustment in the unaudited condensed consolidated statements of operations as a reduction to other income.

	June 30, 2012		December 31, 2011
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$380,523	$47,351	$400,311	$50,355
Other liabilities	380,523	(47,507)	400,311	(50,462)

In addition, the Company has entered into an interest rate floor sale transaction with one commercial customer. The Company entered into corresponding interest rate floor purchase transactions with a third party in order to offset its exposure on the variable and fixed components of the customer agreements. As the interest rate floors with both the customer and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate floors are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The combined notional amount of the two interest rate floors was $16.3 million and $16.6 million at June 30, 2012 and December 31, 2011, respectively.

(8) Deposits

Deposits consist of the following major classifications:

	June 30, 2012	December 31, 2011
Interest-bearing demand deposits	$1,186,923	$1,244,590
Non-interest-bearing demand deposits	495,424	527,796
Savings deposits	263,879	262,044
Time certificates under $100,000	346,428	376,369
Time certificates $100,000 or more	230,225	177,747
Brokered time deposits	85,155	79,431

Total	$2,608,034	$2,667,977

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

Earnings (Loss) Per Share Computation

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$1,313	$(1,599)	$(26,765)	$(68,666)
Average common shares outstanding	85,884,671	82,585,859	85,830,764	68,160,742
Net effect of dilutive common stock equivalents	31,755	—	—	—

Adjusted average shares outstanding - dilutive	85,916,426	82,585,859	85,830,764	68,160,742

Basic earnings (loss) per share	$0.02	$(0.02)	$(0.31)	$(1.01)
Diluted earnings (loss) per share	$0.02	$(0.02)	$(0.31)	$(1.01)

(10) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $36.7 million and $51.9 million at June 30, 2012 and December 31, 2011, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the judgment of management, the financial condition of the Company will not be affected materially by the final outcome of any letters of credit.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of June 30, 2012, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at June 30, 2012 and December 31, 2011 was $477 thousand and $381 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

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

FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

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

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
	Total	Level 1	Level 2	Level 3
June 30, 2012
Assets:
Investment securities available for sale:
U.S. Treasury securities	$12,042	$12,042	$—	$—
U.S. Government agency mortgage-backed securities	441,337	—	441,337	—
Other mortgage-backed securities	288	—	288	—
State and municipal securities	40,470	—	40,470	—
Trust preferred securities	10,257	—	5,026	5,231
Corporate bonds	24,892	—	24,892	—
Other securities	2,989	2,489	500	—
Interest rate swaps	47,351	—	47,351	—
Interest rate floor	327	—	327	—
Liabilities:
Fair value interest rate swaps	4,016	—	4,016	—
Interest rate swaps	47,507	—	47,507	—
Interest rate floor	327	—	327	—

December 31, 2011
Assets:
Investment securities available for sale:
U.S. Treasury securities	$12,079	$12,079	$—	$—
U.S. Government agency mortgage-backed securities	428,904	—	428,904	—
Other mortgage-backed securities	296	—	296	—
State and municipal obligations	48,785	—	48,785	—
Trust preferred securities	4,908	—	—	4,908
Corporate bonds	19,408	—	19,408	—
Other securities	1,165	665	500	—
Interest rate swaps	50,355	—	50,355	—
Interest rate floor	360	—	360	—
Liabilities:
Fair value interest rate swaps	4,489	—	4,489	—
Interest rate swaps	50,462	—	50,462	—
Interest rate floor	360	—	360	—

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

The cash flow model for the pooled issue owned by the Company at June 30, 2012 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange (“NYSE”) or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 6.0% and 14.0%, respectively, for the two trust preferred securities. The 14.0% discount rate is reflective of the single issuer that is currently deferring interest payments.

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Trust Preferred Securities

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$5,978	$6,588	$4,908	$5,642
Total gains, realized/unrealized:
Included in earnings(1)	—	—	—	(250)
Included in accumulated other comprehensive income	(747)	(161)	323	1,035
Purchases	—	—	—	—
Maturities	—	—	—	—
Prepayments	—	—	—	—
Calls	—	—	—	—
Transfers into Level 3	—	—	—	—

Balance, end of period	$5,231	$6,427	$5,231	$6,427

(1)	Amount included in net impairment losses on available for sale securities of the unaudited condensed consolidated statements of operations.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, Small Business Administration (“SBA”) servicing assets, restricted equity investments, goodwill and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At June 30, 2012 and 2011, these assets were valued in accordance with GAAP and, except for impaired loans, loans held-for-sale and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820.

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets
	Total	Level 1	Level 2	Level 3
June 30, 2012
Assets:
Impaired loans	$73,656	$—	$—	$73,656	$(22,089)
Real estate owned	392	—	—	392	(249)
June 30, 2011
Assets:
Impaired loans	$68,391	$—	$—	$68,391	$(41,011)
Loans held-for-sale	11,311	—	11,311	—	(8,788)
Real estate owned	2,460	—	—	2,460	(479)

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

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $6.0 million and $61.9 million at June 30, 2012 and 2011, respectively. The collateral underlying these loans had a fair value of $1.8 million and $39.2 million, including a specific reserve in the allowance for loan losses of $4.2 million and $22.7 million at June 30, 2012 and 2011, respectively. There were charge-offs of $277 thousand and $4.4 million for impaired loans with specific reserves during the six months ended June 30, 2012 and 2011, respectively. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $71.9 million and $29.2 million at June 30, 2012 and 2011, respectively, as the underlying collateral was not below the carrying amount; however, these loans did include charge-offs of $17.6 million and $13.9 million during the six months ended June 30, 2012 and 2011, respectively.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned also includes bank properties transferred from operations. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the six months ended June 30, 2012, the Company recorded a decrease in fair value of $244 thousand on four commercial properties and $5 thousand on two residential properties. These adjustments were based upon unobservable inputs, and therefore categorized as Level 3 measurements.

At June 30, 2011, the Company had $11.3 million of loans held-for-sale recorded at fair value utilizing Level 2 measurements. This non-recurring fair value measurement was determined based upon competitive bids obtained for two commercial loans.

There were no transfers between the three categories of the fair value hierarchy during the six months ended June 30, 2012 or 2011. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$75,235	$75,235	$68,773	$68,773
Interest-earning bank balances	40,656	40,656	51,049	51,049
Investment securities available for sale	532,275	532,275	515,545	515,545
Investment securities held to maturity	920	984	1,344	1,413
Loans receivable, net	2,162,071	2,048,162	2,215,785	2,031,013
Loans held-for-sale	24,672	24,950	23,192	23,287
Hedged commercial loans(1)	31,421	35,433	33,670	38,148
Restricted equity investments	16,654	16,654	15,826	15,826
Interest rate swaps	47,351	47,351	50,355	50,355
Interest rate floor	327	327	360	360
Liabilities:
Demand deposits	1,682,347	1,672,832	1,772,386	1,797,554
Savings deposits	263,879	263,303	262,044	264,469
Time deposits	661,808	659,252	633,547	638,036
Securities sold under agreements to repurchase - customers	5,454	5,454	5,668	5,668
Advances from FHLBNY	2,080	2,291	2,733	3,017
Securities sold under agreements to repurchase - FHLBNY	35,000	35,083	15,000	15,382
Junior subordinated debentures	92,786	56,745	92,786	46,973
Fair value interest rate swaps	4,016	4,016	4,489	4,489
Interest rate swaps	47,507	47,507	50,462	50,462
Interest rate floor	327	327	360	360

(1)	Includes positive market value adjustment of $4.0 million and $4.5 million at June 30, 2012 and December 31, 2011, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

Securities sold under agreements to repurchase - FHLBNY and FHLBNY advances. The fair value is estimated through Level 2 inputs by determining the cost or benefit for early termination of the individual borrowing.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices. The Company and the Bank were in compliance with these regulatory capital requirements of the Federal Reserve Board and the OCC as of June 30, 2012. As discussed below and elsewhere herein, additional capital requirements have been imposed on the Bank by the OCC, which the Bank was also in full compliance with as of June 30, 2012 and December 31, 2011.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter of 2010, the Company revised and implemented changes to policies and procedures pursuant to the OCC Agreement. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. As of June 30, 2012, the Bank’s brokered deposits represented 3.0% of its total liabilities.

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

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2012
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$360,766	14.61%	$197,558	8.00%		N/A
Sun National Bank	342,522	13.90	197,197	8.00	246,496		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	321,244	13.00	98,779	4.00		N/A
Sun National Bank	311,450	12.64	98,599	4.00	147,898		6.00
Leverage ratio:
Sun Bancorp, Inc.	321,244	10.45	122,909	4.00		N/A
Sun National Bank	311,450	10.15	122,766	4.00	153,457		5.00
December 31, 2011
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$385,034	15.22%	$202,415	8.00%		N/A
Sun National Bank	338,240	13.39	202,120	8.00	$252,650		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	353,283	13.96	101,208	4.00		N/A
Sun National Bank	306,534	12.13	101,060	4.00	151,590		6.00
Leverage ratio:
Sun Bancorp, Inc.	353,283	11.09	127,381	4.00		N/A
Sun National Bank	306,534	9.64	127,240	4.00	159,050		5.00

(1)	Not applicable for bank holding companies.

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

In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2010. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after September 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment did not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 31, 2009, the Company paid the FDIC prepaid assessment of $18.3 million. At June 30, 2012, the Company’s prepaid assessment balance was $4.5 million, with $2.0 million being recognized in expense during the six months ended June 30, 2012.

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the Bank would not be able to pay a dividend to the Company at June 30, 2012. Moreover, per the OCC Agreement and the Board resolutions referenced above, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve.

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

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q of the Company contains financial information by methods other than in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). Management uses these “non-GAAP” measures in their analysis of the Company’s performance. Management believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods as well as demonstrating the effects of significant gains and charges in the current period. The

Company believes that a meaningful analysis of its financial performance requires an understanding of the factors underlying that performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management uses these measures to evaluate the underlying performance and efficiency of operations. Management believes these measures reflect core trends of the business. This Quarterly Report on Form 10-Q references tax-equivalent interest income. Tax-equivalent interest income is a non-GAAP financial measure. Tax-equivalent interest income assumes a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the six months ended June 30, 2012 and June 30, 2011 were $449 thousand and $777 thousand, respectively.

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

Accounting for Income Taxes. The Company accounts for income taxes in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification™ (the “Codification” or “ASC”) 740, Income Taxes. (“FASB ASC 740”). FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the unaudited condensed consolidated statements of operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FASB ASC 740.

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

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

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

Recent Accounting Principles.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment results in common offsetting requirements and disclosure requirements in GAAP and IFRS. This guidance is not intended to change, but enhance, the application requirements in Topic 210. This guidance is effective for public entities during interim and annual periods beginning after January 1, 2013. This guidance amends only the disclosure requirements and not the application of the accounting standard. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial condition.

Market Overview

The economic recovery was slower than anticipated through most of 2011 and into the second quarter of 2012. Interest rates have remained near historical lows. The unemployment rate in the U.S. decreased to 8.2% in June 2012 from 8.5% in December 2011 and 9.2% in June 2011. According to recently released estimates, the U.S. gross domestic product for the second quarter of 2012 increased at an annual rate of 1.5% as compared to 2.0% growth in the first quarter of 2012. This report suggests that growth has slowed down significantly, and combined with the debt crisis in Europe, it appears that a sluggish economy will persist and prevent any significant recovery in the near term.

At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank of Philadelphia, a slowdown in business activity was reported, while moderate growth still exists. Despite slower growth expectations, the outlook for future employment improved slightly. In Northern New Jersey, business activity is expected to continue to increase at a slow pace. The unemployment rate has declined to under 9 percent through the second quarter of 2012 from 9.5% in mid-2011, and should continue to decline throughout 2012.

At its latest meeting in July 2012, the Federal Reserve decided to keep the Federal Funds target rate unchanged in a continued effort to help stimulate economic growth. Since December 2008, the Federal Reserve has kept the Federal Funds rate, a key indicator of short-term rates such as credit card rates and HELOC rates, at a range of 0.00%-0.25% with the intent of encouraging consumers and businesses to borrow and spend to help jump start the economy. Based upon low rates of resource utilization and a subdued outlook for inflation, the Open Market Committee expects to maintain the exceptionally low levels of its current target range through late 2014.

The continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business, and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three and six months ended June 30, 2012.

Financial Condition

Total assets were $3.13 billion at June 30, 2012 as compared to $3.18 billion at December 31, 2011. Loans receivable, net of allowance for loan losses, decreased $56.0 million to $2.19 billion at June 30, 2012 as compared to $2.25 billion at December 31, 2011. Loans held-for-sale increased $1.5 million, or 6.4%. Total investments increased $17.1 million, or 3.2%.

Total liabilities decreased $26.1 million, or 0.9%, to $2.85 billion at June 30, 2012 compared to $2.87 billion at December 31, 2011. Stockholders’ equity was $284.8 million at June 30, 2012 as compared to $309.1 million at December 31, 2011, with the decrease primarily as a result of the net loss of $26.8 million for the six months ended June 30, 2012.

Loans receivable, net of allowance for loan losses, decreased $56.0 million to $2.19 billion at June 30, 2012 as compared to $2.25 billion at December 31, 2011. This decrease was primarily due to paydowns and $21.5 million of net charge-offs during the six months ended June 30, 2012.

Total non-performing loans decreased $3.7 million to $104.0 million at June 30, 2012 from December 31, 2011, This decrease is primarily due to charge-offs of $18.6 million and paydowns and upgrades of $15.6 million within the non-performing category, partially offset by downgrades of $31.2 million during the six month period. Total non-accruing troubled debt restructurings (‘TDRs’) at June 30, 2012 were $24.3 million.

As of June 30, 2012, the Company had $17.9 million outstanding on 15 residential construction, commercial construction and land development relationships which agreements included interest reserves. As of December 31, 2011, the Company had $31.4 million outstanding on 18 residential construction, commercial construction and land development relationships which agreements included interest reserves. The total amount available in those reserves to fund interest payments was $859 thousand and $956 thousand at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the Company had five residential construction relationships with aggregate interest reserves of $2.3 million on non-accrual status and two commercial construction relationships with interest reserves of $446 thousand on non-accrual status. As of December 31, 2011, the Company had six residential construction relationships with interest reserves of $2.4 million on non-accrual status. As these relationships are in technical default, no additional fundings of interest will be made. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time the loan is underwritten in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at June 30, 2012 and December 31, 2011.

Table 1: Summary of Non-performing Assets and TDRs

	June 30, 2012	December 31, 2011
Non-performing assets:
Non-accrual loans	$79,696	$89,656
Troubled debt restructuring, non-accruing	24,256	17,875
Loans past due 90 days and accruing	—	154
Real estate owned, net	6,116	5,020

Total non-performing assets	110,068	112,705

The Company’s allowance for losses on loans increased to $51.4 million, or 2.3% of gross loans receivable, at June 30, 2012 from $41.7 million, or 1.82% of gross loans receivable, at December 31, 2011. The provision for loan losses was $31.2 million for the six months ended June 30, 2012 compared to $65.1 million for the same period in 2011. The increase in reserve balances is due primarily to deterioration in appraisal values of certain commercial land loans in the prior quarter as well as the extension of the credit resolution process as compared to previous expectations. Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place. Net charge-offs for the six months June 30, 2012 were $21.5 million, or 0.95% of average loans outstanding.

Real estate owned increased $1.1 million to $6.1 million at June 30, 2012 as compared to $5.0 million at December 31, 2011. During the six months ended June 30, 2012, the Company transferred eight commercial properties in the aggregate amount of $2.3 million and two residential properties totaling $147 thousand from loans into real estate owned. During the six months ended June 30, 2012, the Company recorded $243 thousand of write-downs of real estate owned relating to four commercial properties. There were four commercial properties with a total carrying amount of $950 thousand sold for a net loss of $35 thousand, four residential properties with a total carrying amount of $1.0 million sold resulting in a net gain of $71 thousand and one bank property with a carrying amount of $464 thousand sold for a gain of $124 thousand during the six months ended June 30, 2012. At June 30, 2012, the Company had 24 properties in the real estate owned portfolio, seven of which are former bank branches.

The net deferred tax liability increased $809 thousand from $432 thousand at December 31, 2011 to $1.2 million at June 30, 2012 due to an increase in the unrealized gains on investment securities. The Company maintains a valuation allowance of $101.3 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company and it is more likely than not that the full deferred tax asset will not be realized.

Investment securities available for sale increased $16.7 million, or 3.2%, from $515.5 million at December 31, 2011 to $532.3 million at June 30, 2012 as the Company utilized its excess liquidity to purchase securities during the six month period. Investment securities held to maturity decreased $424 thousand, or 31.5%, from $1.3 million at December 31, 2011 to $920 thousand at June 30, 2012. The overall decrease in the held-to-maturity portfolio was due to security pay downs. The Company is maintaining its strategy of prudently investing any excess liquidity and maintaining its slightly asset sensitive risk profile with a bias towards an increasing rate environment.

Other assets decreased $6.0 million, or 8.6%, to $64.0 million at June 30, 2012 from $70.0 million at December 31, 2011. This decrease was primarily the result of $3.0 million in market value adjustments on swap transactions recorded during the six months ended June 30, 2012 and a $2.0 million reduction in prepaid FDIC insurance assessments. For more information on the Company’s financial derivative instruments, see Note 7 of the notes to unaudited condensed consolidated financial statements.

Total borrowings, excluding debentures held by the trusts, totaled $50.3 million and $31.3 million at June 30, 2012 and December 31, 2011, respectively. This increase of $19.0 million was due primarily to a $20 million increase in securities sold under agreements to repurchase with the FHLBNY as a borrowing with a six-month term was entered into during the three months ended June 30, 2012.

Other liabilities increased $14.0 million, or 17.0%, to $96.4 million at June 30, 2012 from $82.4 million at December 31, 2011. This increase was primarily due to a $20.0 million trade-date liability for investment security purchases recorded at June 30, 2012. Offsetting this increase was a decrease of $4.2 million relating to normal cash settlements with the Federal Reserve as well as a decrease of $3.0 million in market value adjustments on swap transactions from December 31, 2011.

Stockholders’ equity decreased $24.3 million, or 7.9%, to $284.8 million at June 30, 2012 from $309.1 million at December 31, 2011. This decrease was primarily a result of $26.8 million of losses the Company experienced during the six months ended June 30, 2012.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

Overview. The Company’s net income available to shareholders for the three months ended June 30, 2012 was $1.3 million, or $0.02 per common share, compared to a net loss of $1.6 million, or a loss of $0.02 per common share, for the same period in 2011. During the three months ended June 30, 2012 and 2011, the Company recorded $510 thousand and $4.8 million of loan loss provisions, respectively.

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

Net interest income, on a tax-equivalent basis, decreased $1.8 million to $25.1 million for the three months ended June 30, 2012, from $26.9 million for the same period in 2011.

Tax equivalent interest income decreased $3.1 million, or 9.3%, from $32.7 million for the three months ended June 30, 2011, to $29.6 million for the three months ended June 30, 2012. This decrease was both volume and rate driven as average interest-earning loans decreased $87.6 million as compared to the quarter ended June 30, 2011 and the yield on loans decreased by 23 basis points. In addition, the yield on investment securities decreased 79 basis points to 2.44% for the three months ended June 30, 2012 from 3.23% for the comparable prior year period due to changes in the interest rate environment.

Interest expense decreased $1.3 million, or 22.2%, for the three months ended June 30, 2012, as compared to the same period in 2011. Average interest-bearing deposit accounts decreased $173.2 million, or 7.6% from the quarter ended June 30, 2011 and the cost of interest-bearing deposits decreased 19 basis points. These decreases occurred as the Company aggressively lowered interest rates on deposits in 2011 and into 2012.

The interest rate spread and net interest margin for the three months ended June 30, 2012 were 3.36% and 3.53%, respectively, compared to 3.40% and 3.59%, respectively, for the same period in 2011.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended June 30, 2012 and 2011. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$1,815,704	$21,123	4.65%	$1,936,621	$23,385	4.83%
Home equity	218,910	2,297	4.20	234,451	2,458	4.19
Second mortgage	38,545	550	5.71	50,257	734	5.84
Residential real estate	155,479	1,608	4.14	76,816	1,042	5.43
Other	34,765	624	7.18	52,831	919	6.96

Total loans receivable	2,263,403	26,202	4.63	2,350,976	28,538	4.86
Investment securities(3)	558,708	3,402	2.44	501,959	4,049	3.23
Interest-earning bank balances	25,080	15	0.24	141,849	86	0.24

Total interest-earning assets	2,847,191	29,619	4.16	2,994,784	32,673	4.36

Non-interest earning assets:
Cash and due from banks	72,472			75,200
Bank properties and equipment, net	53,164			54,065
Goodwill and intangible assets, net	43,745			47,431
Other assets	100,055			116,005

Total non-interest-earning assets	269,436			292,701

Total assets	$3,116,627			$3,287,485

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,208,250	$1,146	0.38%	$1,321,341	$1,822	0.55%
Savings deposits	262,947	217	0.33	275,315	379	0.55
Time deposits	639,179	2,084	1.30	686,876	2,607	1.52

Total interest-bearing deposit accounts	2,110,376	3,447	0.65	2,283,532	4,808	0.84

Short-term borrowings:
Federal funds purchased	8,956	9	0.40	—	—	—
Securities sold under agreements to repurchase - customers	5,807	2	0.14	6,813	2	0.12
Long-term borrowings:
FHLBNY advances (4)	33,675	229	2.72	18,479	224	4.85
Obligations under capital lease	7,770	129	6.64	8,019	130	6.48
Junior subordinated debentures	92,786	703	3.04	92,786	649	2.80

Total borrowings	148,994	1,072	2.88	126,097	1,005	3.19

Total interest-bearing liabilities	2,259,370	4,521	0.80	2,409,629	5,813	0.96

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	493,707			491,235
Other liabilities	77,883			87,194

Total non-interest bearing liabilities	571,590			578,429

Total liabilities	2,830,960			2,988,058
Shareholders’ equity	285,667			299,427

Total liabilities and shareholders’ equity	$3,116,627			$3,287,485

Net interest income		$25,098			$26,860

Interest rate spread (5)			3.36%			3.40%

Net interest margin (6)			3.53%			3.59%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.02%			124.28%

(1)	Average balances include non-accrual loans and loans held-for-sale.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended June 30, 2012 and 2011 were $217 thousand and $368 thousand, respectively.
(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended June 30, 2012 vs. 2011
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(1,417)	$(845)	$(2,262)
Home equity lines of credit	(167)	6	(161)
Home equity term loan	(168)	(16)	(184)
Residential real estate	859	(293)	566
Other	(324)	29	(295)

Total loans receivable	(1,217)	(1,119)	(2,336)
Investment securities	419	(1,066)	(647)
Interest-earning deposits with banks	(71)	—	(71)

Total interest-earning assets	(869)	(2,185)	(3,054)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(147)	(529)	(676)
Savings deposits	(16)	(146)	(162)
Time deposits	(170)	(353)	(523)

Total interest-bearing deposit accounts	(333)	(1,028)	(1,361)

Short-term borrowings:
Federal funds purchased	9	—	9
Securities sold under agreements to repurchase - customers	2	—	2
Long-term borrowings:
FHLBNY advances(2)	139	(134)	5
Obligations under capital lease	(4)	3	(1)
Junior subordinated debentures	—	54	54

Total borrowings	146	(77)	69

Total interest-bearing liabilities	(187)	(1,105)	(1,292)

Net change in net interest income	$(682)	$(1,080)	$(1,762)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

Provision for Loan Losses. The Company recorded a provision for loan losses of $510 thousand during the three months ended June 30, 2012, as compared to $4.8 million for the same period in 2011. The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, decreased $46.2 million, or 2.0%, to $2.24 billion at June 30, 2012 as compared to $2.29 billion at December 31, 2011. In addition, total non-performing loans decreased $3.7 million from $107.7 million at December 31, 2011 to $104.0 million at June 30, 2012. The ratio of allowance for loan losses to gross loans receivable was 2.29% at June 30, 2012 as compared to 1.82% at December 31, 2011. Net charge-offs for the three months ended June 30, 2012 were $1.2 million as compared to $3.3 million during the same period in 2011.

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

Non-Interest Income. Non-interest income increased $2.5 million to $7.5 million for the three months ended June 30, 2012, as compared to $5.0 million for the same period in 2011. This increase was primarily attributable to $3.6 million of derivative credit valuation adjustments on the Company’s derivative portfolio recorded in the prior year period as compared to $13 thousand in the current period due to the loan sale which occurred in the prior year. Gain on the sale of loans increased $1.2 million from the three months ended June 30, 2011 to the same period in 2012 due to significant growth in the Company’s mortgage operations in 2012. Also, the prior year period included a gain on sale of available-for-sale securities of $2.4 million as compared to $430 thousand in the current year period.

Non-Interest Expense. Non-interest expense increased $2.3 million to $30.6 million for the three months ended June 30, 2012 as compared to $28.2 million for the same period in 2011. Compared to the prior year period, problem loan costs, professional fees and advertising expense declined by $589 thousand, $458 thousand and $314 thousand, respectively. These decreases were offset by increases in salaries and benefits of $2.9 million and $565 thousand in mortgage repurchase recourse reserves within other expenses on the consolidated statements of operations. Salaries and benefits increased and mortgage recourse reserves were recorded primarily due to the expansion of the mortgage operations in 2012.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

Overview. The Company recognized a net loss available to shareholders for the six months ended June 30, 2012 of $26.8 million, or $0.31 per common share, compared to a net loss of $68.7 million, or a loss of $1.01 per common share, for the same period in 2011. During the six months ended June 30, 2012 and 2011, the Company recorded $31.2 million and $65.1 million of loan loss provisions, respectively.

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

Net interest income, on a tax-equivalent basis, decreased $2.4 million to $50.0 million for the six months ended June 30, 2012, from $52.4 million for the same period in 2011.

Tax equivalent interest income decreased $5.9 million, or 9.0%, from $65.1 million for the six months ended June 30, 2011, to $59.2 million for the six months ended June 30, 2012. This decrease was primarily volume driven as average interest-earning loans decreased $151.0 million as compared to the quarter ended June 30, 2011. In addition, the yield on investment securities decreased 82 basis points to 2.46% for the six months ended June 30, 2012 from 3.28% for the comparable prior year period due to changes in the interest rate environment.

Interest expense decreased $3.5 million, or 27.2%, for the six months ended June 30, 2012, as compared to the same period in 2011. Average interest-bearing deposit accounts decreased $230.0 million, or 9.8% from June 30, 2011 and the cost of interest-bearing deposits decreased 21 basis points. These decreases occurred as the Company aggressively lowered interest rates on deposits in 2011 and into 2012.

The interest rate spread and net interest margin for the six months ended June, 2012 were 3.34% and 3.51%, respectively, compared to 3.23% and 3.43%, respectively, for the same period in 2011.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the six months ended June 30, 2012 and 2011. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost

Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$1,832,460	$42,398	4.63%	$2,004,195	$46,537	4.64%
Home equity	219,661	4,542	4.14	235,203	5,008	4.26
Second mortgage	39,946	1,140	5.71	51,821	1,509	5.82
Residential real estate	139,523	2,984	4.28	75,247	2,048	5.44
Other	38,249	1,342	7.02	54,331	1,864	6.86

Total loans receivable	2,269,839	52,406	4.62	2,420,797	56,966	4.71
Investment securities (3)	554,603	6,821	2.46	486,366	7,983	3.28
Interest-earning bank balances	27,465	31	0.23	149,944	182	0.24

Total interest-earning assets	2,851,907	59,258	4.16	3,057,107	65,131	4.26

Non-interest earning assets:
Cash and due from banks	72,111			71,592
Bank properties and equipment, net	53,751			53,803
Goodwill and intangible assets, net	44,206			47,889
Other assets	113,720			110,127

Total non-interest-earning assets	283,788			283,411

Total assets	$3,135,695			$3,340,518

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,229,970	$2,406	0.39%	$1,357,063	$4,000	0.59%
Savings deposits	262,575	446	0.34	276,356	806	0.58
Time deposits	629,967	4,280	1.36	719,383	5,592	1.55

Total interest-bearing deposit accounts	2,122,512	7,132	0.67	2,352,802	10,398	0.88

Short-term borrowings:
Federal funds purchased	7,665	14	0.37	—	—	—
Securities sold under agreements to repurchase - customers	6,238	4	0.13	6,938	5	0.14
Long-term borrowings:
FHLBNY advances (4)	25,597	443	3.46	18,635	442	4.74
Obligations under capital lease	7,802	259	6.64	8,049	264	6.56
Junior subordinated debentures	92,786	1,426	3.07	92,786	1,627	3.51

Total borrowings	140,088	2,146	3.06	126,408	2,338	3.70

Total interest-bearing liabilities	2,262,600	9,278	0.82	2,479,210	12,736	1.03

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	490,398			486,446
Other liabilities	83,722			86,184

Total non-interest bearing liabilities	574,120			572,630

Total liabilities	2,836,720			3,051,840
Shareholders’ equity	298,975			288,678

Total liabilities and shareholders’ equity	$3,135,695			$3,340,518

Net interest income		$49,980			$52,395

Interest rate spread (5)			3.34%			3.23%

Net interest margin (6)			3.51%			3.43%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.05%			123.31%

(1)	Average balances include non-accrual loans and loans held-for-sale.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the six months ended June 30, 2012 and 2011 were $449 thousand and $777 thousand, respectively.
(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Six Months Ended June 30, 2012 vs. 2011
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(4,037)	$(102)	$(4,139)
Home equity lines of credit	(533)	67	(466)
Home equity term loan	(341)	(28)	(369)
Residential real estate	1,444	(508)	936
Other	(564)	42	(522)

Total loans receivable	(4,032)	(528)	(4,560)
Investment securities	1,008	(2,170)	(1,162)
Interest-earning deposits with banks	(144)	(7)	(151)

Total interest-earning assets	(3,167)	(2,706)	(5,873)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(345)	(1,249)	(1,594)
Savings deposits	(39)	(321)	(360)
Time deposits	(661)	(651)	(1,312)

Total interest-bearing deposit accounts	(1,044)	(2,222)	(3,266)

Short-term borrowings:
Federal funds purchased	14	—	14
Securities sold under agreements to repurchase - customers	(1)	—	(1)
Long-term borrowings:
FHLBNY advances(2)	137	(136)	1
Obligations under capital lease	(8)	3	(5)
Junior subordinated debentures	—	(201)	(201)

Total borrowings	142	(334)	(192)

Total interest-bearing liabilities	(902)	(2,556)	(3,458)

Net change in net interest income	$(2,265)	$(150)	$(2,415)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

Provision for Loan Losses. The Company recorded a provision for loan losses of $31.2 million during the six months ended June 30, 2012, as compared to $65.1 million for the same period in 2011. The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, decreased $46.2 million, or 2.0%, to $2.24 billion at June 30, 2012 as compared to $2.29 billion at December 31, 2011. In addition, total non-performing loans decreased $3.7 million from $107.7 million at December 31, 2011 to $104.0 million at June 30, 2012. The ratio of allowance for loan losses to gross loans receivable was 2.29% at June 30, 2012 as compared to 1.82% at December 31, 2011. Net charge-offs for the six months ended June 30, 2012 were $21.5 million as compared to $88.5 million during the same period in 2011.

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

Non-Interest Income. Non-interest income increased $12.2 million to $13.0 million for the six months ended June 30, 2012, as compared to a $894 thousand for the same period in 2011. This increase was primarily attributable to $12.0 million of derivative credit valuation adjustments on the Company’s derivative portfolio recorded in the prior year period as compared to $327 thousand in the current period due to the loan sale which occurred in the prior year. Also, the prior year period included an other-than-temporary impairment charge of $250 thousand.

Non-Interest Expense. Non-interest expense increased $2.1 million to $58.2 million for the six months ended June 30, 2012 as compared to $56.0 million for the same period in 2011. There were several offsetting fluctuations that comprised this change. Compared to the prior year period, problem loan costs, professional fees and advertising expense declined by $2.2 million, $744 thousand and $582 thousand, respectively. Salaries and benefits increased $4.7 million primarily due to the addition of mortgage employees during the quarter as the Company began to expansion of the Company’s mortgage operations as well as an overall increase to health insurance costs. These expenses should begin to be offset in the subsequent quarter as the revenues are realized upon the sale of the mortgage loan production from the three months ended June 30, 2012.

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

The major source of the Company’s funding on a consolidated basis is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained in a variety of wholesale funding sources as well, including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other securities and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes; however, this funding source is currently limited to 3.5% of the Bank’s total liabilities in accordance with a written agreement between the Bank and the OCC (the “OCC Agreement”) as discussed later in this section. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. Deposit rates continued to decrease through 2011 and into 2012. As a result, the Company continued to experience a decline in core deposits through the first six months of 2012. Core deposits, which exclude all certificates of deposit, decreased $88.2 million to $1.95 billion, or 72.9% of total deposits at June 30, 2012, as compared to $2.03 billion, or 76.3% of total deposits at December 31, 2011. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $220.4 million, of which none was utilized, and the FHLBNY of approximately $207.2 million, of which $37.1 million was utilized. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $55.0 million, of which none were utilized as of June 30, 2012. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of June 30, 2012, the Company had a par value of $325.8 million and $233.4 million in loans and securities, respectively, pledged as collateral on secured borrowings with the Federal Reserve and FHLBNY.

The Company’s primary uses of funds are the origination of loans, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending June 30, 2013 total $466.2 million, or approximately 70.5% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At June 30, 2012, the Bank’s brokered deposits represented 3.0% of its total liabilities.

Management is taking all necessary actions to ensure the Bank becomes fully compliant with all requirements of the OCC Agreement.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At June 30 2012, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 10.15%, Tier 1 Capital ratio was 12.64%, and Total Capital ratio was 13.90%.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of June 30, 2012:

Table 4: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$360,766	14,61%	$197,558	8.00%	N/A
Sun National Bank	342,522	13.90	197,197	8.00	$246,496	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	321,244	13.00	98,779	4.00	N/A
Sun National Bank	311,450	12.64	98,599	4.00	147,898	6.00
Leverage ratio:
Sun Bancorp, Inc.	321,244	10.45	122,909	4.00	N/A
Sun National Bank	311,450	10.15	122,766	4.00	153,457	5.00

(1)	Not applicable for bank holding companies.

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

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2010, and would have limited capital securities and other restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2010, the Federal Reserve Board extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25 percent of all core capital elements, including goodwill. The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2012, $81.4 million of a total of $90.0 million in capital securities qualified at Tier 1 with $8.6 million qualifying as Tier 2.

The ability of the Bank to pay dividends to the Company is governed by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the Bank would not be able to pay a dividend to the Company at June 30, 2012. Moreover, per the OCC Agreement and the Board resolutions, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve.

See Note 12 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at June 30, 2012 was $41.0 million and the portion of the exposure not covered by collateral was approximately $547 thousand. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at June 30, 2012 and December 31, 2011 was $477 thousand and $381 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

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

At June 30, 2012, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $402.9 million representing a positive one-year gap ratio of 12.86%. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at June 30, 2012 shows a position that is relatively neutral to interest rates with a more negative bias as rates decrease. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 5 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of June 30, 2012. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 5: Sensitivity Profile

Change in Interest Rates (Basis Points)	Percentage Change in Net Interest Income Year 1
+200	1.8%
+100	0.6%
-100	(1.0)%
-200	(1.7)%

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

The Company is not engaged in any legal proceedings of a material nature at June 30, 2012. In the ordinary course, the Company is from time to time party to legal proceedings incident to its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Sun Bancorp, Inc.
Registrant

Date: August 9, 2012	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer

Date: August 9, 2012	/s/ Neil Kalani
Neil Kalani
Senior Vice President and Chief Accounting Officer