Form 10-Q
period 2012-09-30
SUN BANCORP INC /NJ/
filed 2012-11-08
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $1.00 Par Value – 86,074,931, Shares Outstanding at November 5, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$75,555	$68,773
Interest-earning bank balances	8,299	51,049

Cash and cash equivalents	83,854	119,822
Investment securities available for sale (amortized cost of $503,432 and $514,488 at September 30, 2012 and December 31, 2011, respectively)	508,173	515,545
Investment securities held to maturity (estimated fair value of $884 and $1,413 at September 30, 2012 and December 31, 2011, respectively)	821	1,344
Loans receivable (net of allowance for loan losses of $49,016 and $41,667 at September 30, 2012 and December 31, 2011, respectively)	2,261,980	2,249,455
Loans held-for-sale, at cost	—	23,192
Loans held-for-sale, at fair value	60,676	—
Restricted equity investments, at cost	18,040	15,826
Bank properties and equipment, net	51,630	54,756
Real estate owned	5,513	5,020
Accrued interest receivable	8,183	8,912
Goodwill	38,188	38,188
Intangible assets, net	4,183	6,947
Bank owned life insurance (BOLI)	76,369	74,871
Other assets	62,653	70,038

Total assets	$3,180,263	$3,183,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,646,807	$2,667,977
Federal funds purchased	30,000	—
Securities sold under agreements to repurchase – customers	3,587	5,668
Advances from the Federal Home Loan Bank of New York (FHLBNY)	16,749	2,733
Securities sold under agreements to repurchase – FHLBNY	20,000	15,000
Obligations under capital lease	7,675	7,868
Junior subordinated debentures	92,786	92,786
Deferred taxes, net	1,937	432
Other liabilities	73,242	82,369

Total liabilities	2,892,783	2,874,833

Commitments and contingencies (see Note 10)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized; 88,143,024 shares issued and 86,036,301 shares outstanding at September 30, 2012; 87,825,038 shares issued and 85,718,315 shares outstanding at December 31, 2011	88,171	87,825
Additional paid-in capital	505,954	504,508
Retained deficit	(283,055)	(257,520)
Accumulated other comprehensive income	2,804	625
Deferred compensation plan trust	(232)	(193)
Treasury stock at cost, 2,106,723 shares at September 30, 2012 and December 31, 2011	(26,162)	(26,162)

Total shareholders’ equity	287,480	309,083

Total liabilities and shareholders’ equity	$3,180,263	$3,183,916

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$25,631	$28,149	$78,037	$85,115
Interest on taxable investment securities	2,221	2,603	7,278	8,086
Interest on non-taxable investment securities	393	542	1,228	1,984
Dividends on restricted equity investments	224	216	735	679

Total interest income	28,469	31,510	87,278	95,864

INTEREST EXPENSE
Interest on deposits	3,279	4,298	10,410	14,696
Interest on funds borrowed	259	356	978	1,067
Interest on junior subordinated debentures	597	675	2,023	2,302

Total interest expense	4,135	5,329	13,411	18,065

Net interest income	24,334	26,181	73,867	77,799
PROVISION FOR LOAN LOSSES	1,868	2,321	33,061	67,440

Net Interest income after provision for loan losses	22,466	23,860	40,806	10,359

NON-INTEREST INCOME
Service charges on deposit accounts	2,848	2,838	8,246	8,090
Other service charges	69	85	222	259
Gain on sale of loans	4,204	708	6,785	2,341
Net impairment losses on available for sale securities
Total impairment	$—	$—	$—	$250
Portion of loss (gain) recognized in other comprehensive income (before taxes)	—	—	—	—

Net impairment losses recognized in operations	—	—	—	(250)
Gain on sale of investment securities	—	—	430	1,408
Investment products income	510	562	1,690	2,460
BOLI income	489	549	1,498	1,655
Derivative credit valuation adjustment	(198)	(309)	(525)	(12,324)
Other	1,666	1,337	4,289	3,025

Total non-interest income	9,588	5,770	22,635	6,664

NON-INTEREST EXPENSE
Salaries and employee benefits	16,128	13,619	46,655	39,490
Occupancy expense	3,275	3,021	9,595	9,730
Equipment expense	1,866	1,899	5,394	5,484
Data processing expense	1,084	1,058	3,246	3,234
Amortization of intangible assets	922	922	2,764	2,764
Insurance expense	1,375	1,479	4,318	4,753
Professional fees	578	879	1,814	2,859
Advertising expense	464	395	1,769	2,282
Problem loan expense	2,154	1,506	4,905	6,476
Real estate owned expense, net	779	448	1,350	1,078
Office supplies expense	302	315	949	984
Other	1,933	1,432	6,251	3,865

Total non-interest expense	30,860	26,973	89,010	82,999

INCOME (LOSS) BEFORE INCOME TAXES	1,194	2,657	(25,569)	(65,976)
INCOME TAX (BENEFIT) EXPENSE	(34)	(23)	(34)	10

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,228	$2,680	$(25,535)	$(65,986)

Basic earnings (loss) per share	$0.01	$0.03	$(0.30)	$(0.90)

Diluted earnings (loss) per share	$0.01	$0.03	$(0.30)	$(0.90)

Weighted average shares - basic	86,001,929	84,429,644	85,888,236	73,643,303

Weighted average shares - diluted	86,047,655	84,538,449	85,888,236	73,643,303

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,228	$2,680	$(25,535)	(65,986)
Other Comprehensive Income, net of tax
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during period	$953	$(381)	$2,384	$5,928
Less: reclassification adjustment for gains (losses) included in net income	54	—	(205)	(834)
Reclassification adjustment for net impairment loss recognized in earnings	—	—	—	148
Reclassification adjustment for portion of impairment loss recognized in other comprehensive loss	—	(308)	—	(308)

Other comprehensive income (loss)	1,007	(689)	2,179	4,934

COMPREHENSIVE INCOME (LOSS)	$2,235	$1,991	$(23,356)	$(61,052)

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Deferred Compensation	Treasury Stock	Total
BALANCE, JANUARY 1, 2011	$—	$52,464	$438,335	$(190,015)	$(6,146)	$(234)	$(26,162)	$268,242

Net loss	—	—	—	(65,986)	—	—	—	(65,986)
Other comprehensive income	—	—		—	4,934	—	—	4,934
Issuance of common stock	—	35,144	64,544	—	—	83	—	99,771
Stock-based compensation	—	35	1,059	—	—	—	—	1,094

BALANCE, September 30, 2011	$—	$87,643	$503,938	$(256,001)	$(1,212)	$(151)	$(26,162)	$308,055

BALANCE, JANUARY 1, 2012	$—	$87,825	$504,508	$(257,520)	$625	$(193)	$(26,162)	$309,083

Net loss	—	—	—	(25,535)	—	—	—	(25,535)
Other comprehensive income	—	—	—	—	2,179	—	—	2,179
Issuance of common stock	—	277	512	—	—	(39)	—	750
Stock-based compensation	—	69	934	—	—	—	—	1,003

BALANCE, September 30, 2012	$—	$88,171	$505,954	$(283,055)	$2,804	$(232)	$(26,162)	$287,480

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(25,535)	$(65,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	33,061	67,440
Reserve for unfunded commitments	24	(1,142)
Depreciation, amortization and accretion	9,436	5,101
Write down of book value of bank properties and equipment and real estate owned	986	1,298
Other-than-temporary impairment on investment securities	—	250
Net gain on sale of investment securities available-for-sale	(347)	(1,408)
Mark-to-market on trading securities	—	(168)
Net loss on sale of real estate owned	150	76
Increase in fair value of interest rate lock commitments	(630)	—
Gain on sale of mortgage loans	(5,237)	(2,341)
Mark-to-market adjustment on loans held-for-sale	(1,548)	—
Derivative credit valuation adjustments	51	12,324
Increase in cash surrender value of BOLI	(1,498)	(1,655)
Stock-based compensation	1,003	1,094
Shares contributed to employee benefit plans	750	744
Mortgage loans originated for sale	(275,609)	(93,562)
Proceeds from the sale of mortgage loans	244,910	94,059
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	729	1,312
Other assets	2,935	4,223
Other liabilities	(3,463)	(11,835)
Purchases of trading securities	—	(41,371)
Proceeds from sale of trading securities	—	36,396

Net cash (used in) provided by operating activities	(19,832)	4,849

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(117,022)	(202,560)
Net (purchases) redemption of restricted equity securities	(2,214)	1,830
Proceeds from maturities, prepayments or calls of investment securities available for sale	98,131	104,697
Proceeds from maturities, prepayments or calls of investment securities held to maturity	1,020	1,323
Proceeds from sale of investment securities	27,447	42,136
Proceeds from death benefit from BOLI	—	1,559
Proceeds from sale of loans	—	99,162
Net (increase) decrease in loans	(49,121)	14,150
Purchases of bank properties and equipment	(2,862)	(7,078)
Proceeds from sale of real estate owned	2,914	1,202

Net cash (used in) provided by investing activities	(41,707)	56,421

FINANCING ACTIVITIES
Net decrease in deposits	(21,170)	(212,432)
Net repayments of securities sold under agreements to repurchase - customer	(2,081)	(281)
Issuances of federal funds purchased	30,000	—
Issuances (repayments) of advances from FHLBNY	14,016	(945)
Net issuances of securities sold under agreements to repurchase -FHLBNY	5,000	—
Repayment of obligations under capital leases	(193)	(181)
Proceeds from issuance of common stock	—	99,552

Net cash provided by (used in) financing activities	25,572	(114,287)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,968)	(53,017)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	119,822	187,226

CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,854	$134,209

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$21,583	$19,913
Income taxes paid	—	154
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Transfer of loans to held-for-sale	$—	$5,096
Transfer of loans and bank property to real estate owned	4,142	2,925

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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report on Form 10-K of Sun Bancorp, Inc. (the “Company”) for the year ended December 31, 2011. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment on investment securities, income taxes and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Consolidation. The unaudited condensed consolidated financial statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company, its principal wholly-owned subsidiary, Sun National Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Sun Financial Services, L.L.C., 2020 Properties, L.L.C., and 4040 Properties, L.L.C. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810-10, Consolidation, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII, Sun Capital Trust VIII, Sun Capital Trust IX and Sun Capital Trust X, collectively, the “Issuing Trusts”, are presented on a deconsolidated basis.

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

Loans Held-for-sale. Loans held-for-sale totaled $60.7 million and $23.2 million at September 30, 2012 and December 31, 2011, respectively. These loans represent residential mortgages originated with the intent to sell. At September 30, 2012, these loans were carried at fair value. Effective July 1, 2012, the Company elected the fair value option under FASB ASC 825, The Fair Value Option for Financial Instruments, (“FASB ASC 825”), on its loans held-for-sale portfolio. For all loans held-for-sale originated on July 1, 2012 or later, this election resulted in a $1.5 million market value adjustment which was recognized in gain on sale of loans on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2012. At December 31, 2011, loans held-for-sale were carried at the lower of cost or estimated fair value, on an aggregate basis.

Accumulated Other Comprehensive Income. The Company classifies items of accumulated comprehensive income by their nature and displays the details of other comprehensive loss in the unaudited condensed consolidated statements of comprehensive income. Amounts categorized as comprehensive loss represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment (“OTTI”) loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net loss for the period .. These reclassifications for the nine months ended September 30, 2012 and 2011 were as follows:

	For the Nine Months Ended September 30,
	2012			2011
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain on securities available for sale during the period	$4,030	$(1,646)	$2,384	$10,020	$(4,092)	$5,928
Reclassification adjustment for net gains included in net income(1)	(346)	141	(205)	(1,408)	574	(834)
Reclassification adjustment for net impairment loss recognized in earnings(1)	—	—	—	250	(102)	148
Reclassification adjustment for portion of impairment loss recognized in other comprehensive income	—	—	—	(520)	212	(308)

Net unrealized gain on securities available for sale	$3,684	$(1,505)	$2,179	$8,342	$(3,408)	$4,934

(1)	All amounts are included in non-interest income in the unaudited condensed consolidated statements of operations.

Recent Accounting Principles.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This guidance allows an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after assessing the totality of events or circumstances, an entity determines it is not more likely that not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. This guidance is effective for public entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; retroactive application of this guidance is permitted. The Company does not intend to apply this guidance, allowing the Company to make a qualitative evaluation about the likelihood of goodwill impairment, but will continue to apply the two-step goodwill impairment test annually.

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This amendment provides an entity with the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. This amendment is effective for public entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

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

Activity in the stock option plans for the nine months ended September 30, 2012 was as follows:

Summary of Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2012	2,828,077	$7.94	2,037,549
Granted	283,322	2.91	—
Exercised	—	—	—
Forfeited	74,776	3.76	—
Expired	1,169,706	8.08	—

September 30, 2012	1,866,917	$7.26	1,200,984
Stock options vested or expected to vest(1)	1,647,880	$7.32	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 7.0 years for options outstanding and 6.2 years for options exercisable as of September 30, 2012.

At September 30, 2012, the aggregate intrinsic value was $121 thousand for options outstanding and $0 for options exercisable.

During the nine months ended September 30, 2012 and 2011, the Company granted 283,322 options and 242,500 options, respectively. In accordance with FASB ASC 718, the fair value of the stock options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of a stock option is estimated using historical exercise behavior of employees at a particular level of management who were granted options with a comparable term. The stock options have historically been granted with a 10 year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the options for the nine months ended September 30, 2012 and 2011 are as follows:

	For the Nine Months Ended September 30,
	2012	2011
Weighted average fair value of options granted	$1.51	$2.11
Weighted average risk-free rate of return	0.94%	2.72%
Weighted average expected option life in months	60	78
Weighted average expected volatility	62%	47%
Expected dividends(1)	$—	$—

(1)	To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested stock award activity during the nine months ended September 30, 2012 is presented in the following table:

Summary of Nonvested Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards outstanding, January 1, 2012	178,819	$6.05
Issued	49,623	1.20
Vested	(95,790)	5.75
Forfeited	(21,675)	3.45

Nonvested stock awards outstanding, September 30, 2012	110,977	$4.65

There were 49,623 shares of nonvested stock awards issued during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, there were no shares of nonvested stock awards issued. The value of these shares is based upon the closing price of the common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the nonvested stock awards issued.

Total compensation expense recognized related to options and nonvested stock awards, including that for non-employee directors, during the three and nine months ended September 30, 2012 was $264 thousand and $1.1 million, respectively, as compared to $318 thousand and $1.1 million for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012 there was approximately $1.2 million and $288 thousand of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted by the Company. The cost of the options and stock awards is expected to be recognized over a weighted average period of 2.7 years and 0.9 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at September 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012
Available for sale:
U.S. Treasury securities	$11,998	$31	$—	$12,029
U.S. Government agency securities	4,965	16	—	4,981
U.S. Government agency mortgage-backed securities	411,090	8,057	(1,000)	418,147
Other mortgage-backed securities	289	—	(5)	284
State and municipal securities	36,996	3,699	—	40,695
Trust preferred securities	12,622	—	(7,021)	5,601
Corporate bonds	24,399	964	—	25,363
Other securities	1,073	—	—	1,073

Total available for sale	503,432	12,767	(8,026)	508,173

Held to maturity:
U.S. Government agency mortgage-backed securities	821	63	—	884

Total held to maturity	821	63	—	884

Total investment securities	$504,253	$12,830	$(8,026)	$509,057

December 31, 2011
Available for sale:
U.S. Treasury securities	$11,999	$80	$—	$12,079
U.S. Government agency mortgage-backed securities	423,269	6,264	(629)	428,904
Other mortgage-backed securities	323	—	(27)	296
State and municipal obligations	45,424	3,373	(12)	48,785
Trust preferred securities	12,619	—	(7,711)	4,908
Corporate bonds	19,689	57	(338)	19,408
Other securities	1,165	—	—	1,165

Total available for sale	514,488	9,774	(8,717)	515,545

Held to maturity:
U.S. Government agency mortgage-backed securities	1,344	69	—	1,413
Other mortgage-backed securities	—	—	—	—

Total held to maturity	1,344	69	—	1,413

Total investment securities	$515,832	$9,843	$(8,717)	$516,958

During the nine months ended September 30, 2012, the Company had one trust preferred security and five state and municipal securities called prior to maturity at an aggregate par value of $5.0 million and $2.0 million, respectively, resulting in gross realized losses and gains of $95 thousand and $10 thousand, respectively. During the same period, three securities were sold prior to maturity for gross proceeds of $22.5 million, which resulted in gross realized gains and losses of $475 thousand and $46 thousand, respectively, and one debt security and five state and municipal securities matured which had an aggregate value of $500 thousand and $6.5 million, respectively. The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2012
U.S. Government agency mortgage-backed securities	$65,231	$(835)	$11,052	$(165)	$76,283	$(1,000)
Other mortgage-backed securities	—	—	284	(5)	284	(5)
Trust preferred securities	—	—	5,601	(7,021)	5,601	(7,021)

Total	$65,231	$(835)	$16,937	$(7,191)	$82,168	$(8,026)

December 31, 2011
U.S. Government agency mortgage-backed securities	$79,221	$(627)	$7,224	$(2)	$86,445	$(629)
Other mortgage-backed securities	—	—	296	(27)	296	(27)
State and municipal securities	—	—	233	(12)	233	(12)
Corporate Bonds	14,231	(338)	—	—	14,231	(338)
Trust preferred securities	—	—	4,908	(7,711)	4,908	(7,771)

Total	$93,452	$(965)	$12,661	$(7,752)	$106,113	$(8,717)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations apply, the guidance requires the Company to record an OTTI charge to earnings for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations apply, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the consolidated statements of financial condition. Application of this guidance resulted in OTTI charges of $0 and $250 thousand during the nine months ended September 30, 2012 and 2011, respectively.

The following is a roll-forward for the three and nine months ended September 30, 2012 and 2011 of OTTI charges recognized in earnings as a result of credit losses on investments:

	For the Three Months Ended September 30,
	2012	2011
Cumulative OTTI, beginning of period	$10,203	$10,203
Additional increase as a result of net impairment losses recognized on investments	—	—
Decrease as a result of the sale of an investment with net impairment losses	—	—

Cumulative OTTI, end of period	$10,203	$10,203

	For the Nine Months Ended September 30,
	2012	2011
Cumulative OTTI, beginning of period	$10,203	$10,683
Additional increase as a result of net impairment losses recognized on investments	—	250
Decrease as a result of the sale of an investment with net impairment losses	—	(730)

Cumulative OTTI, end of period	$10,203	$10,203

U.S. Government Agency Mortgage-Backed Securities. At September 30, 2012, the gross unrealized loss in the category of less than 12 months of $835 thousand consisted of six mortgage-backed securities with an estimated fair value of $65.2 million issued and guaranteed by a U.S. Government sponsored agency. The gross unrealized loss in the category of 12 months or longer of $165 thousand consists of two mortgage-backed securities with an estimated fair value of $11.1 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of September 30, 2012, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Other Mortgage-Backed Securities. At September 30, 2012, the gross unrealized loss in the category 12 months or longer of $5 thousand consisted of one non-agency mortgage-backed security with an estimated fair value of $285 thousand. This security was rated “AAA” by at least one nationally recognized rating agency. The fixed income markets, in particular those segments that include a credit spread, such as mortgage-backed issues, have been negatively impacted since 2008 as credit spreads widened dramatically. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of September 30, 2012, management concluded that an OTTI did not exist on this security and believes the unrealized loss is due to increases in market interest rates since the time the underlying security was purchased. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

Trust Preferred Securities. At September 30, 2012, the gross unrealized loss in the category of 12 months or longer of $7.0 million consisted of two trust preferred securities. These securities consisted of one non-investment grade rated pooled security with an amortized cost of $8.8 million and estimated fair value of $3.9 million and one non-rated single issuer security with an amortized cost of $3.8 million and an estimated fair value of $1.7 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The non-investment grade pooled security is in a senior position in the capital structure. The security had a 1.75 times principal coverage. As of the most recent reporting date interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and additional 3.6% of defaults or deferrals’ every 3 years with no recovery rate. As of September 30, 2012, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

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

During the nine months ended September 30, 2012, the Company did not record an OTTI credit-related charge related to this deferring single issuer trust preferred security. However, the Company had previously recorded a credit-related charge of $250 thousand during the nine months ended September 30, 2011. Based on the Company’s most recent evaluation, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The total cumulative credit related OTTI on this security is $1.2 million as of September 30, 2012.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at September 30, 2012 and December 31, 2011 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
September 30, 2012
Due in one year or less	$13,198	$13,231	$—	$—
Due after one year through five years	24,647	25,610	—	—
Due after five years through ten years	12,616	13,458	—	—
Due after ten years	41,592	37,443	—	—

Total investment securities, excluding mortgage-backed securities	92,053	89,742	—	—
U.S. Government agency mortgage-backed securities	411,090	418,147	821	884
Other mortgage-backed securities	289	284	—	—

Total investment securities	$503,432	$508,173	$821	$884

December 31, 2011
Due in one year or less	$9,789	$9,820	$—	$—
Due after one year through five years	29,903	29,693	—	—
Due after five years through ten years	3,817	4,204	—	—
Due after ten years	47,387	42,628	—	—

Total investment securities, excluding mortgage-backed securities	90,896	86,346	—	—
U.S. Government agency mortgage-backed securities	423,269	428,904	1,344	1,413
Other mortgage-backed securities	323	296	—	—

Total investment securities	$514,488	$515,545	$1,344	$1,413

At September 30, 2012, the Company had $137.4 million, amortized cost, and $142.9 million, estimated fair value, of investment securities pledged to secure public deposits. As of September 30, 2012, the Company had $207.0 million, amortized cost, and $211.0 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(4) Loans

The components of loans as of September 30, 2012 and December 31, 2011 were as follows:

Loan Components

	September 30, 2012	December 31, 2011
Commercial:
Commercial and industrial	$559,211	$551,396
CRE owner occupied	541,146	604,361
CRE non-owner occupied	628,848	626,795
Land and development	72,856	95,474
Consumer:
Home equity lines of credit	212,911	224,517
Home equity term loans	32,610	41,470
Residential real estate	224,346	100,438
Other	39,068	46,671

Total gross loans held-for-investment	2,310,996	2,291,122
Allowance for loan losses	(49,016)	(41,667)

Net loans held-for-investment	$2,261,980	$2,249,455

Loans past due 90 days and accruing	$—	$154

Loans on Non-Accrual Status

	September 30, 2012	December 31, 2011
Commercial:
Commercial & industrial	$19,761	$6,501
CRE owner occupied	18,120	32,579
CRE non-owner occupied	21,304	9,873
Land and development	25,673	32,088
Consumer:
Home equity lines of credit	2,846	3,620
Home equity term loans	972	1,246
Residential real estate	5,440	2,522
Other	1,267	1,227

Total non-accrual loans held-for-investment	$95,383	$89,656

Loans held-for-sale, non-accrual	$—	$—
Troubled debt restructuring, non-accrual	25,463	17,875

Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation. Additionally, the Company makes commercial real estate loans for the acquisition, refinance, improvement and construction of real property. Loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company experiences difficulties in terms of sales volume, cash flow and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third-party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.

As of September 30, 2012, the Company had $18.3 million outstanding on 14 residential construction, commercial construction and land development relationships which agreements included interest reserves. As of December 31, 2011, the Company had $31.4 million outstanding on 18 residential construction, commercial construction and land development relationships which agreements included interest reserves. The total amount available in those reserves to fund interest payments was $1.3 million and $956 thousand at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, the Company had four residential construction relationships with interest reserves of $2.3 million in the aggregate on non-accrual status and two commercial construction relationships with interest reserves of $446 thousand on non-accrual status. As of December 31, 2011, the Company had six residential construction relationships with interest reserves of $2.4 million on non-accrual status. As these relationships are in technical default, no additional fundings of interest will be made. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at underwriting time in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly completed. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring, (“FASB ASC 310-40”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing a below market interest rate and/or forgiving principal or previously accrued interest. This modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. During the third quarter of 2012, the Company did not enter into any new TDR agreements. During the nine months ended September 30, 2012, the Company entered into one TDR agreement as an interest rate concession was granted. At September 30, 2012, the carrying amount of that TDR was $571 thousand. That TDR is currently on non-accrual status.

(5) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Nine Months Ended September 30, 2012
	Commercial and Industrial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$34,227	$2,566	$903	$3,971	$41,667
Charge-offs	(25,474)	(1,353)	(207)	(603)	(27,637)
Recoveries	1,507	259	12	148	1,926

Net charge-offs	(23,967)	(1,094)	(195)	(455)	(25,711)
Provision for loan losses	31,267	925	1,628	(760)	33,060
Ending balance	$41,527	$2,397	$2,336	$2,756	$49,016

Ending balance: individually evaluated for impairment	$3,248	$—	$13	$—	$3,261

Ending balance: collectively evaluated for impairment	$38,279	$2,397	$2,323	$2,756	$45,755

Financing Receivables:
Ending balance	$1,802,060	$245,521	$224,246	$39,069	$2,310,996

Ending balance: individually evaluated for impairment	$110,191	$3,591	$4,798	$226	$118,806

Ending balance: collectively evaluated for impairment	$1,691,869	$241,930	$219,548	$38,843	$2,192,190

(1)	Amount includes both home equity lines of credit and term loans
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Nine Months Ended September 30, 2011
	Commercial and Industrial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$76,759	$2,883	$661	$1,410	$81,713
Charge-offs	(92,184)	(2,181)	(993)	(826)	(96,184)
Recoveries	1,553	70	30	218	1,871

Net charge-offs	(90,631)	(2,111)	(963)	(608)	(94,313)
Provision for loan losses	63,290	1,916	1,018	1,216	67,440
Reserves transferred	—	—	—	387	387

Ending balance	$49,418	$2,688	$716	$2,405	$55,227

Ending balance: individually evaluated for impairment	$20,505	$—	$—	$49	$20,554

Ending balance: collectively evaluated for impairment	$28,936	$2,665	$716	$2,356	$34,673

Financing Receivables:
Ending balance	$1,899,231	$275,128	$82,967	$49,077	$2,306,403

Ending balance: individually evaluated for impairment	$119,370	$292	$293	$49	$120,004

Ending balance: collectively evaluated for impairment	$1,779,861	$274,836	$82,674	$49,028	$2,186,399

(1)	Amount includes both home equity lines of credit and term loans
(2)	Includes the unallocated portion of the allowance for loan losses.

The allowance for loan losses was $49.0 million and $41.7 million at September 30, 2012 and December 31, 2011, respectively. The ratio of allowance for loan losses to gross loans receivable was 2.12% at September 30, 2012 and 1.82% at December 31, 2011.

The provision for loan losses charged to expense is based upon historical loan loss experience, a series of qualitative factors and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC 310, Receivables, (“FASB ASC 310”). Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform.

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

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Nine Months Ended September 30, 2012
With no related allowance:
Commercial:
Commercial & industrial	$21,884	$23,120	$—	$14,588	$—	$—
CRE owner occupied	36,108	67,087	—	39,668	23	23
CRE non-owner occupied	21,290	24,226	—	20,071	24	24
Land and development	25,338	34,692	—	29,867	22	22
Consumer:
Home equity lines of credit	2,696	3,623	—	2,928	8	8
Home equity term loans	895	994	—	1,018	3	3
Residential real estate	4,761	5,158	—	4,144	—	—
Other	226	261	—	192	—

With an allowance recorded:
Commercial:
Commercial & industrial	$2,169	$3,284	$1,963	$1,993	$—	$—
CRE owner occupied	2,491	3,100	848	4,402	—	—
Land and development	907	915	436	433	—	—
Consumer:
Residential Real Estate	37	41	13	45	—	—
Other	—	—	—	5	—	—

Total commercial	$110,187	$156,424	$3,247	$111,022	$69	$69
Total consumer	$8,615	$10,077	$13	$8,331	$11	$11

For the Year Ended December 31, 2011
With no related allowance:
Commercial:
Commercial & industrial	$9,401	$12,778	$—	$9,180	$67	$67
CRE owner occupied	32,202	55,982	—	36,266	357	357
CRE non-owner occupied	7,308	8,584	—	15,299	36	36
Land and development	25,925	26,148	—	29,932	57	57
Consumer:
Residential real estate	2,433	2,758	—	470	—	—
Home Equity Lines of Credit	3,398	4,402	—	637	—	—
Home Equity Term Loans	1,197	1,306	—	228	—	—
Other	50	50	—	2	—	—

With an allowance recorded:
Commercial:
Commercial & industrial	$4,955	$6,110	$262	$13,368	$337	$337
CRE owner occupied	9,706	14,449	2,448	18,929	212	201
CRE non-owner occupied	2,565	3,468	229	6,211	438	438
Land and development	6,854	7,063	2,490	7,937	—	—
Consumer:
Residential Real Estate	89	164	14	45	—	—
Other	47	47	47	19	—	—

Total commercial	$98,916	$134,582	$5,429	$136,582	$1,504	$1,493
Total consumer	$7,214	$8,726	$61	$1,354	$—	$—

The unaudited condensed consolidated statements of operations for the nine months ended September 30, 2012 included $80 thousand of recognized interest income (on the accrual and cash basis) on average impaired loans of $119.4 million.

In accordance with FASB ASC 310, those impaired loans which are fully collateralized do not result in a specific allowance for loan losses. Included in impaired loans at September 30, 2012 were five TDRs, three of which were fully collateralized and two of which had specific reserves totaling $122 thousand. In addition, one of the TDRs at September 30, 2012 included a line of credit of $6.5 million, of which $4.6 million was utilized and $1.9 million was available. One TDR included a commitment to lend additional funds of $244 thousand at September 30, 2012.

	Troubled Debt Restructurings
	As of September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	2	8,718	4,310
CRE Owner occupied	10	31,950	20,582
Land and development	1	371	571

	Troubled Debt Restructurings
	As of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	3	$8,760	$7,855
CRE Owner occupied	7	22,995	9,329
Land and development	1	1,745	691

The following table presents the Company’s distribution of risk ratings within the held-for-investment loan portfolio, segregated by class, as of September 30, 2012 and December 31, 2011:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non-owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other
As of September 30, 2012
Grade:
Pass	$511,515	$458,390	$573,324	$42,025	$205,913	$31,554	$216,358	$37,265
Special Mention	11,724	22,929	18,788	—	—	—	—	—
Substandard	35,972	59,827	36,736	30,831	6,998	1,056	7,988	1,803

Total	$559,211	$541,146	$628,848	$72,856	$212,911	$32,610	$224,346	$39,068

As of December 31, 2011
Grade:
Pass	$501,605	$515,555	$567,295	$42,268	$218,066	$40,138	$94,681	$44,821
Special Mention	26,062	24,483	30,013	5,799	—	—	—	—
Substandard	23,729	64,323	29,487	47,407	6,451	1,332	5,757	1,850

Total	$551,396	$604,361	$626,795	$95,474	$224,517	$41,470	$100,438	$46,671

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

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Loans 90 Days Past Due and Accruing
As of September 30, 2012

Commercial:
Commercial & industrial	$927	$659	$5,709	$7,295	$551,916	$559,211	$—
CRE owner occupied	2,455	—	21,620	24,075	517,071	541,146	—
CRE non-owner occupied		—	7,054	9,866	618,982	628,848	—
Land and development	—	1,926	19,030	19,030	53,826	72,856	—

Consumer:
Home equity lines of credit	2,830	583	1,949	5,362	207,549	212,911	—
Home equity term loans	1,009	444	933	2,386	30,224	32,610	—
Residential real estate	2,839	464	4,623	7,926	216,420	224,346	—
Other	837	155	894	1,886	37,182	39,068	—

Total	$11,783	$4,231	$61,812	$77,826	$2,233,170	$2,310,996	$—

As of December 31, 2011

Commercial:
Commercial & industrial	$1,024	$4,600	$6,407	$12,031	$539,365	$551,396	$—
CRE owner occupied	6,408	1,176	35,003	42,587	561,774	604,361	—
CRE non-owner occupied	2,187	4,981	8,398	15,566	611,229	626,795	—
Land and development	371	—	32,088	32,459	63,015	95,474	—

Consumer:
Home equity lines of credit	2,001	1,016	3,182	6,199	218,318	224,517	138
Home equity term loans	687	145	1,200	2,032	39,438	41,470	—
Residential real estate	3 ,324	565	2,307	6,196	94,242	100,438	—
Other	891	227	902	2,020	44,651	46,671	16

Total	$16,893	$12,710	$89,487	$119,090	$2,172,032	$2,291,122	$154

(6) Real Estate Owned

Real estate owned at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
Commercial properties	$2,625	$1,777
Residential properties	808	1,683
Bank properties	2,080	1,560

Total	$5,513	$5,020

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2012	$1,777	$1,683	$1,560	$5,020
Transfers from loans	2,462	315	—	2,777
Transfers from fixed assets	—	—	1,365	1,365
Sale of real estate owned	(1,182)	(1,085)	(797)	(3,064)
Write down of real estate owned	(432)	(105)	(48)	(585)

Ending balance, September 30, 2012	$2,625	$808	$2,080	$5,513

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

Fair Value Hedges – Interest Rate Swaps. The Company has entered into interest rate swap arrangements to exchange the periodic payments on fixed-rate commercial loan agreements for variable-rate payments based on the one-month London Interbank Offered Rate (“LIBOR”) without the exchange of the underlying principal. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging, (“FASB ASC 815”) and are executed for periods and terms that match the related underlying fixed-rate loan agreements. The Company applies the “shortcut” method of accounting under FASB ASC 815, which assumes there is no ineffectiveness as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying commercial loan agreements. Because the hedging arrangement is considered highly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures, (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of September 30, 2012 and December 31, 2011.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at September 30, 2012 and December 31, 2011:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	September 30, 2012		December 31, 2011
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$31,002	$(3,833)	$33,663	$(4,489)

Summary of Interest Rate Swap Components

	September 30, 2012	December 31, 2011
Weighted average pay rate	6.85%	6.83%
Weighted average receive rate	2.23%	2.27%
Weighted average maturity in years	2.8	3.4

Customer Derivatives – Interest Rate Swaps/Floors. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $51 thousand and $12.3 million in fair value adjustment charges during the nine months ended September 30, 2012 and 2011, respectively, which were included in the derivative credit valuation adjustment in the unaudited condensed consolidated statements of operations as a reduction to other income.

	September 30, 2012		December 31, 2011
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$370,766	$45,383	$400,311	$50,355
Other liabilities	370,766	(45,541)	400,311	(50,462)

In addition, the Company has entered into an interest rate floor sale transaction with one commercial customer. The Company entered into corresponding interest rate floor purchase transactions with a third party in order to offset its exposure on the variable and fixed components of the customer agreements. As the interest rate floors with both the customer and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate floors are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The combined notional amount of the two interest rate floors was $16.1 million and $16.6 million at September 30, 2012 and December 31, 2011, respectively.

Interest rate lock commitments on residential mortgages. As a part of its normal residential mortgage operations, the Company will enter into an interest rate lock commitment with a potential borrower. The Company enters into a corresponding commitment to an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings to account for the net change in fair value of these transactions. The Company recognized $630 thousand and $0 in fair value adjustments during the nine months ended September 30, 2012 and 2011, respectively, which were included in the unaudited condensed consolidated statements of operations as an increase to other income. The interest rate lock commitment had a notional amount of $192.7 million as of September 30, 2012.

(8) Deposits

Deposits consist of the following major classifications:

	September 30, 2012	December 31, 2011
Interest-bearing demand deposits	$1,229,746	$1,244,590
Non-interest-bearing demand deposits	498,439	527,796
Savings deposits	265,152	262,044
Time certificates under $100,000	331,595	376,369
Time certificates $100,000 or more	247,423	177,747
Brokered time deposits	74,452	79,431

Total	$2,646,807	$2,667,977

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

Earnings (Loss) Per Share Computation

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$1,228	$2,680	$(25,535)	$(65,986)
Average common shares outstanding	86,001,929	84,429,644	85,888,236	73,643,303
Net effect of dilutive common stock equivalents	45,726	108,805	—	—

Adjusted average shares outstanding - dilutive	86,047,655	84,538,449	85,888,236	73,643,303

Basic earnings (loss) per share	$0.01	$0.03	$(0.30)	$(0.90)
Diluted earnings (loss) per share	$0.01	$0.03	$(0.30)	$(0.90)

(10) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $38.7 million and $51.9 million at September 30, 2012 and December 31, 2011, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the judgment of management, the financial condition of the Company will not be affected materially by the final outcome of any letters of credit.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of September 30, 2012, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at September 30, 2012 and December 31, 2011 was $405 thousand and $381 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

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

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
September 30, 2012	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$12,029	$12,029	$—	$—
U.S. Government agency securities	4,981	—	4,981	—
U.S. Government agency mortgage-backed securities	418,147	—	418,147	—
Other mortgage-backed securities	284	—	284	—
State and municipal securities	40,695	—	40,695	—
Trust preferred securities	5,601	—	—	5,601
Corporate bonds	25,363	—	25,363	—
Other securities	1,073	1,073	—	—
Loans held-for-sale	60,676	—	60,676	—
Interest rate lock commitments on residential mortgages	630	—	—	630
Interest rate swaps	45,383	—	45,383	—
Interest rate floor	313	—	313	—
Liabilities:
Fair value interest rate swaps	3,833	—	3,833	—
Interest rate swaps	45,541	—	45,541	—
Interest rate floor	313	—	313	—

December 31, 2011
Assets:
Investment securities available for sale:
U.S. Treasury securities	$12,079	$12,079	$—	$—
U.S. Government agency mortgage-backed securities	428,904	—	428,904	—
Other mortgage-backed securities	296	—	296	—
State and municipal obligations	48,785	—	48,785	—
Trust preferred securities	4,908	—	—	4,908
Corporate bonds	19,408	—	19,408	—
Other securities	1,165	665	500	—
Interest rate swaps	50,355	—	50,355	—
Interest rate floor	360	—	360	—
Liabilities:
Fair value interest rate swaps	4,489	—	4,489	—
Interest rate swaps	50,462	—	50,462	—
Interest rate floor	360	—	360	—

Level 1 Valuation Techniques and Inputs

U.S. Treasury securities. The Company reports U.S. Treasury securities at fair value utilizing Level 1 inputs. These securities are priced using observable quotations for the indicated security.

Other securities. The other securities category is comprised of money market mutual funds. Given the short maturity structure and the expectation that the investment can be redeemed at par value, the fair value of these investments is assumed to be the book value.

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

In general, the Level 2 valuation process uses the following significant inputs in determining the fair value of the Company’s different classes of investments:

U.S. Government agency securities. The Company’s U.S. agency securities consist of a fixed rate agency callable security.

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

Loans held-for-sale. Effective July 1, 2012, the Company’s residential mortgage loans held-for-sale were recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. The Company adopted the fair value option on these loans which allows the Company to record the mortgage loans held-for-sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held for sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility as the amounts more closely offset, particularly in environments when interest rates are declining. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $1.5 million, as of September 30, 2012 of the loans held for sale for which the fair value option has been elected, no loans are 90 days or more past due or in nonaccrual status as of September 30, 2012.

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

Level 3 Valuation Techniques and Inputs

Trust preferred securities. The trust preferred securities are evaluated on a quarterly basis based on whether the security is an obligation of a single issuer or part of a securitization pool. For single issuer obligations, the Company uses discounted cash flow models which incorporate the contractual cash flow for each issue adjusted as necessary for any potential changes in amount or timing of cash flows. The cash flow model of a pooled issue incorporates anticipated loss rates and severities of the underlying collateral as well as credit support provided within the securitization. At least quarterly, the Company’s Treasury personnel review the modeling assumptions which include default assumptions, discount and forward rates. Changes in those assumptions could potentially have a significant impact on the fair value of the trust preferred securities.

The cash flow model for the pooled issue owned by the Company at September 30, 2012 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange (“NYSE”) or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 6.0% and 11.0%, respectively, for the two trust preferred securities. The 11.0% discount rate is reflective of the single issuer that is currently deferring interest payments.

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Trust Preferred Securities

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$5,231	$6,427	$4,908	$5,642
Total gains, realized/unrealized:
Included in earnings(1)	—	—	—	(250)
Included in accumulated other comprehensive income	370	(1,869)	693	(834)
Purchases	—	—	—	—
Maturities	—	—	—	—
Prepayments	—	—	—	—
Calls	—	—	—	—
Transfers into Level 3	—	—	—	—

Balance, end of period	$5,601	$4,558	$5,601	$4,558

(1)	Amount included in net impairment losses on available for sale securities of the unaudited condensed consolidated statements of operations.

Interest rate lock commitments on residential mortgages. The determination of the fair value of interest rate lock commitments is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The pull through percentage, which is based upon historical experience, was 70% at September 30, 2012.

The fair value of interest rate lock commitments was $630 thousand at September 30, 2012.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, Small Business Administration (“SBA”) servicing assets, restricted equity investments, goodwill and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At September 30, 2012 and 2011, these assets were valued in accordance with GAAP and, except for impaired loans and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820.

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets
	Total	Level 1	Level 2	Level 3
September 30, 2012
Assets:
Impaired loans	$103,185	$—	$—	$103,185	$(25,153)
Real estate owned	1,311	—	—	1,311	(585)

September 30, 2011
Assets:
Impaired loans	$76,019	$—	$—	$76,019	$(39,007)
Real estate owned	2,272	—	—	2,272	(667)

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

All appraisals utilized to determine valuations for criticized and classified loans or properties placed in real estate owned are provided under an “as is” value. Partially charged off loans are measured for impairment upon receipt of an updated valuation based on the relationship between the remaining balance of the charged down loan and the updated value. Such loans will remain on non-accrual status unless performance by the borrower warrants a return to accrual status. Recognition of non-accrual status occurs at the time a loan can no longer support principal and interest payments in accordance with the original terms and conditions of the loan documents. This typically occurs when a loan is delinquent 90 days, but can be sooner depending upon any other circumstances known to the Bank which would suggest that performance issues exist. When impairment is determined, a specific reserve reflecting any calculated shortfall between the value of the collateral and the outstanding balance of the loan is recorded. Subsequent adjustments, prior to receipt of a new valuation, to any specific reserve will be made if justified by market conditions or current events concerning the credit. If an internal discount-based valuation is being used, the discount percentage may be adjusted to reflect market changes, changes to the collateral value of similar credits or circumstances of the individual credit itself. The amount of the charge-off is determined by calculating the difference between the current loan balance and the current collateral valuation, net of estimated cost to liquidate and appraisal discount.

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $5.6 million and $63.9 million at September 30, 2012 and 2011, respectively. The collateral underlying these loans had a fair value of $2.3 million and $43.5 million, including a specific reserve in the allowance for loan losses of $3.3 million and $20.5 million at September 30, 2012 and 2011, respectively. There were charge-offs of $475 thousand and $6.6 million for impaired loans with specific reserves during the nine months ended September 30, 2012 and 2011, respectively. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $100.8 million and $32.5 million at September 30, 2012 and 2011, respectively, as the underlying collateral was not below the carrying amount; however, these loans did include charge-offs of $21.4 million and $12.0 million during the nine months ended September 30, 2012 and 2011, respectively.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned also includes bank properties transferred from operations. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the nine months ended September 30, 2012, the Company recorded a decrease in fair value of $432 thousand on five commercial properties, $105 thousand on three residential properties, and $48 thousand on three bank properties. These adjustments were based upon unobservable inputs, and therefore categorized as Level 3 measurements.

There were no transfers between the three categories of the fair value hierarchy during the nine months ended September 30, 2012 or 2011. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$75,555	$75,555	$68,773	$68,773
Interest-earning bank balances	8,299	8,299	51,049	51,049
Investment securities available for sale	508,173	508,173	515,545	515,545
Investment securities held to maturity	821	884	1,344	1,413
Loans receivable, net	2,230,979	2,111,772	2,215,785	2,031,013
Loans held-for-sale	60,676	60,676	23,192	23,287
Hedged commercial loans(1)	31,001	34,830	33,670	38,148
Restricted equity investments	18,040	18,040	15,826	15,826
Interest rate lock commitments on residential mortgages	630	630	—	—
Interest rate swaps	45,383	45,383	50,355	50,355
Interest rate floor	313	313	360	360

Liabilities:
Demand deposits	1,728,185	1,752,179	1,772,386	1,797,554
Savings deposits	265,152	267,642	262,044	264,469
Time deposits	653,470	651,026	633,547	638,036
Securities sold under agreements to repurchase – customers	3,587	3,587	5,668	5,668
Advances from FHLBNY	16,749	17,629	2,733	3,017
Securities sold under agreements to repurchase – FHLBNY	20,000	20,003	15,000	15,382
Junior subordinated debentures	92,786	56,905	92,786	46,973
Fair value interest rate swaps	3,833	3,833	4,489	4,489
Interest rate swaps	45,541	45,541	50,462	50,462
Interest rate floor	313	313	360	360

(1)	Includes positive market value adjustment of $3.8 million and $4.5 million at September 30, 2012 and December 31, 2011, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

Loans held-for-sale. Loans held-for-sale includes residential mortgage loans that are originated with the intent to sell. At September 30, 2012, these loans were recorded at fair value as the Company elected the fair value option under FASB ASC 825, effective July 1, 2012. At December 31, 2011, loans held-for-sale were recorded at the lower of amortized cost or fair value. The fair value of loans held-for-sale is valued using the quoted market price of such loans, which is a Level 2 input.

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

Interest rate lock commitments on residential mortgages. The fair value of interest rate lock commitments is estimated using pricing from existing purchase commitments on each loan in the pipeline. This value is adjusted for a pull through estimate which is determined based on historical experience with loan deliveries from the residential mortgage pipeline. As this estimate is unobservable and can result in significant fluctuation in the fair value determination, this is considered a Level 3 input under the fair value hierarchy.

Interest rate swaps/floors and fair value interest rate swaps. The Company’s derivative financial instruments are not exchange-traded and therefore are valued utilizing models with the primary input being readily observable market parameters, specifically the LIBOR swap curve. In addition, the Company incorporates a qualitative fair value adjustment related to credit quality variations between counterparties as required by FASB ASC 820. This is a Level 2 input.

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

Junior subordinated debentures. The fair value was estimated by discounting approximate cash flows of the borrowings by yields estimating the fair value of similar issues. The valuation model considers current market spreads known and anticipated credit issues of the underlying collateral, term and reinvestment period and market transactions of similar issues, if available. This is a Level 3 input under the fair value hierarchy.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices. The Company and the Bank were in compliance with these regulatory capital requirements of the Federal Reserve Board and the OCC as of September 30, 2012. As discussed below and elsewhere herein, additional capital requirements have been imposed on the Bank by the OCC, which the Bank was also in full compliance with as of September 30, 2012 and December 31, 2011.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter of 2010, the Company revised and implemented changes to policies and procedures pursuant to the OCC Agreement. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. As of September 30, 2012, the Bank’s brokered deposits represented 2.6% of its total liabilities.

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

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$363,689	14.58%	$199,586	8.00%		N/A
Sun National Bank	345,590	13.88	199,249	8.00	$249,056		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	324,441	13.00	99,793	4.00		N/A
Sun National Bank	314,223	12.62	99,622	4.00	149,434		6.00
Leverage ratio:
Sun Bancorp, Inc.	324,441	10.44	124,291	4.00		N/A
Sun National Bank	314,223	10.11	124,291	4.00	155,364		5.00

December 31, 2011
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$385,034	15.22%	$202,415	8.00%		N/A
Sun National Bank	338,240	13.39	202,120	8.00	$252,650		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	353,283	13.96	101,208	4.00		N/A
Sun National Bank	306,534	12.13	101,060	4.00	151,590		6.00
Leverage ratio:
Sun Bancorp, Inc.	353,283	11.09	127,381	4.00		N/A
Sun National Bank	306,534	9.64	127,240	4.00	159,050		5.00

(1)	Not applicable for bank holding companies.

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

In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2010. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after September 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment did not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 31, 2009, the Company paid the FDIC prepaid assessment of $18.3 million. At September 30, 2012, the Company’s prepaid assessment balance was $3.6 million, with $2.9 million being recognized in expense during the nine months ended September 30, 2012.

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the Bank would not be able to pay a dividend to the Company at September 30, 2012. Moreover, per the OCC Agreement and the Board resolutions referenced above, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve.

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

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q of the Company contains financial information by methods other than in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). Management uses these “non-GAAP” measures in their analysis of the Company’s performance. Management believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods as well as demonstrate the effects of significant gains and charges in the current period. The

Company believes that a meaningful analysis of its financial performance requires an understanding of the factors underlying that performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management uses these measures to evaluate the underlying performance and efficiency of operations. Management believes these measures reflect core trends of the business. This Quarterly Report on Form 10-Q references tax-equivalent interest income. Tax-equivalent interest income is a non-GAAP financial measure. Tax-equivalent interest income assumes a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended September 30, 2012 and September 30, 2011 were $212 thousand and $292 thousand, respectively. The fully taxable equivalent adjustments for the nine months ended September 30, 2012 and September 30, 2011 were $661 thousand and $1.1 million, respectively.

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

•	Level 1- Quoted prices in active markets for identical assets or liabilities.

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

•

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments the value of which are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

In addition, certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, SBA servicing assets, restricted equity investments and loans or bank properties transferred in other real estate owned at fair value on a non-recurring basis.

Valuation techniques and models utilized for measuring financial assets and liabilities are reviewed and validated by the Company at least quarterly.

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. FASB ASC 350-20-35, Intangibles – Goodwill and Other – Goodwill, outlines a two-step goodwill impairment test. Significant judgment is applied when goodwill is assessed for impairment. Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. As defined in FASB ASC 280, Segment Reporting, a reporting unit is an operating segment or one level below an operating segment. The Company has one reportable operating segment, “Community Banking”, as defined in Note 1 of the notes to the unaudited condensed consolidated financial statements. If the fair value of a reporting unit exceeds it carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary. If the carrying amount of the reporting unite exceeds it implied fair value, the second step is performed to measure the amount of the impairment loss, if any. An implied loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company does not intend to perform the step zero impairment assessment option as described in FASB ASU 2011-08, but will continue to use the two-step goodwill impairment test annually at December 31, unless circumstances indicate that a test is required at an earlier date.

Recent Accounting Principles.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This guidance allows an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after assessing the totality of events or circumstances, an entity determines it is not more likely that not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. This guidance is effective for public entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; retroactive application of this guidance is permitted. The Company does not intend to apply this guidance allowing the Company to make a qualitative evaluation about the likelihood of goodwill impairment, but will continue to apply the two-step goodwill impairment test annually.

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This amendment provides an entity with the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. This amendment is effective for public entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial condition.

Market Overview

The economic recovery continued at a moderate pace into the third quarter of 2012. Interest rates remain near historical lows. While employment growth has been slow, the unemployment rate in the U.S. decreased to 7.9% in October 2012 from 8.5% in December 2011. According to recently released estimates, the U.S. gross domestic product for the third quarter of 2012 increased at an annual rate of 2.0% as compared to 1.5% growth in the second quarter of 2012. This growth was the result of increased consumer and government spending as well as improved spending on homebuilding and renovations. The housing sector has displayed some signs of improvement and inflation is expected to remain at or below 2%. Despite the recent signs of improvement, several downside risk factors exist for the economic environment, such as the debt crisis in Europe and the slowing growth in China as well as possible tax increases and government spending cuts coincident with the looming U.S. federal budget deadline.

At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank of Philadelphia, steady business activity was reported, while little growth exists. Some pickup is anticipated in employment and companies are optimistic about growth opportunities over the next six months, but significant uncertainty still remains. In Northern New Jersey, business activity Is expected to continue to increase at a slow pace. Overall, New Jersey’s unemployment rate remains one of the highest in the U.S at 9.8% as of September 2012.

In September, the Federal Reserve announced its next round of quantitative easing (QE3) through which they would purchase $40 billion per month of additional agency mortgage-backed securities. There was no specified end date for this action. The Fed will also continue to extend the average maturity of its holdings of treasuries through the end of 2012. These actions should ensure that interest rates remain at record lows for the near future. At its latest meeting in October 2012, the Federal Reserve decided to keep the Federal Funds target rate unchanged in a continued effort to help stimulate economic growth. Since December 2008, the Federal Reserve has kept the Federal Funds rate, a key indicator of short-term rates such as credit card rates and HELOC rates, at a range of 0.00%-0.25% with the intent of encouraging consumers and businesses to borrow and spend to help jump start the economy. Based upon low rates of resource utilization and a subdued outlook for inflation, the Open Market Committee expects to maintain the exceptionally low levels of its current target range through at least mid-2015.

The continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business, and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three and six months ended September 30, 2012.

Impact of Hurricane Sandy

In late October 2012, many parts of New Jersey were devastated by the impact of Hurricane Sandy. The Company is currently evaluating the impact on its own customers and its business operations. Due to the recent occurrence of this event, the Company is unable to establish reasonably accurate estimates of damages and/or uninsured losses associated with the hurricane and it may take significant time to establish these estimates.

Financial Condition

Total assets were $3.18 billion at September 30, 2012 as and December 31, 2011. Loans receivable, net of allowance for loan losses, increased $12.5 million to $2.26 billion at September 30, 2012 as compared to $2.25 billion at December 31, 2011. Loans held-for-sale increased $37.5 million, or 161.6%. Total investments decreased $5.7 million, or 1.1%. Cash and cash equivalents decreased by $36.0 million, or 30.0% as excess cash balances were utilized to fund loan originations.

Total liabilities increased $18.2 million, or 0.6%, to $2.89 billion at September 30, 2012 compared to $2.87 billion at December 31, 2011. Stockholders’ equity was $287.5 million at September 30, 2012 as compared to $309.1 million at December 31, 2011, with the decrease primarily as a result of the net loss of $25.5 million for the nine months ended September 30, 2012.

Loans receivable, net of allowance for loan losses, increased $12.5 million to $2.26 billion at September 30, 2012 as compared to $2.25 billion at December 31, 2011. This increase was primarily the result of growth in the residential mortgage portfolio as of September 30, 2012.

Total non-performing loans increased $13.6 million to $120.8 million at September 30, 2012 from December 31, 2011, This increase was primarily due to the transfer of two credit relationships in the aggregate amount of $24 million into non-performing status at September 30, 2012; partially offset by $6.9 million in net paydowns out of the category. Total non-accruing troubled debt restructurings (“TDRs”) at September 30, 2012 were $25.5 million.

As of September 30, 2012, the Company had $18.3 million outstanding on 14 residential construction, commercial construction and land development relationships which agreements included interest reserves. As of December 31, 2011, the Company had $31.4 million outstanding on 18 residential construction, commercial construction and land development relationships which agreements included interest reserves. The total amount available in those reserves to fund interest payments was $1.3 million and $956 thousand at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, the Company had four residential construction relationships with aggregate interest reserves of $2.3 million on non-accrual status and two commercial construction relationships with interest reserves of $446 thousand on non-accrual status. As of December 31, 2011, the Company had six residential construction relationships with interest reserves of $2.4 million on non-accrual status. As these relationships are in technical default, no additional fundings of interest will be made. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time the loan is underwritten in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly completed. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at September 30, 2012 and December 31, 2011.

Table 1: Summary of Non-performing Assets and TDRs

	September 30, 2012	December 31, 2011
Non-performing assets:
Non-accrual loans	$95,383	$89,656
Troubled debt restructuring, non-accruing	25,463	17,875
Loans past due 90 days and accruing	21	154
Real estate owned	5,513	5,020

Total non-performing assets	126,371	112,705

The Company’s allowance for losses on loans increased to $49.0 million, or 2.12% of gross loans receivable, at September 30, 2012 from $41.7 million, or 1.82% of gross loans receivable, at December 31, 2011. The provision for loan losses was $33.1 million for the nine months ended September 30, 2012 compared to $67.4 million for the same period in 2011. The increase in reserve balances is due primarily to deterioration in appraisal values of certain commercial land loans in the first quarter as well as the extension of the credit resolution process as compared to previous expectations. Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place. Net charge-offs for the nine months ended September 30, 2012 were $25.7 million, or 1.11% of average loans outstanding.

Real estate owned increased $493 thousand to $5.5 million at September 30, 2012 as compared to $5.0 million at December 31, 2011. During the nine months ended September 30, 2012, the Company transferred ten commercial properties in the aggregate amount of $2.5 million and four residential properties totaling $315 thousand from loans into real estate owned. During the nine months ended September 30, 2012, the Company recorded $432 thousand of write-downs of real estate owned related to five commercial properties. There were five commercial properties with a total carrying amount of $1.2 million sold for a net loss of $221 thousand, five residential properties with a total carrying amount of $1.1 million sold resulting in a net loss of $51 thousand and two bank properties with a total carrying amount of $797 thousand sold for a gain of $122 thousand during the nine months ended September 30, 2012. At September 30, 2012, the Company had 23 properties in the real estate owned portfolio, six of which are former bank branches.

The net deferred tax liability increased $1.5 million from $432 thousand at December 31, 2011 to $1.9 million at September 30, 2012 due to an increase in the unrealized gains on investment securities. The Company maintains a valuation allowance of $102.9 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company and it is more likely than not that the full deferred tax asset will not be realized.

Investment securities available for sale decreased $7.4 million, or 1.4%, from $515.5 million at December 31, 2011 to $508.1 million at September 30, 2012 due primarily to sales and maturities during the nine month period. Investment securities held to maturity decreased $523 thousand, or 38.9%, from $1.3 million at December 31, 2011 to $821 thousand at September 30, 2012. The overall decrease in the held-to-maturity portfolio was due to security pay downs. The Company is maintaining its strategy of prudently investing any excess liquidity and maintaining its slightly asset sensitive risk profile with a bias towards an increasing rate environment.

Other assets decreased $7.4 million, or 10.5%, to $62.7 million at September 30, 2012 from $70.0 million at December 31, 2011. This decrease was primarily the result of $4.9 million in downward market value adjustments on swap transactions recorded during the nine months ended September 30, 2012 and a $2.9 million reduction in prepaid FDIC insurance assessments. For more information on the Company’s financial derivative instruments, see Note 7 of the notes to unaudited condensed consolidated financial statements. These decreases were partially offset by an increase of $630 thousand in interest rate lock commitment derivatives on residential mortgages.

Total borrowings, excluding debentures held by the trusts totaled $78.0 million and $31.3 million at September 30, 2012 and December 31, 2011, respectively. This increase of $46.8 million was due primarily to a $30.0 million increase in federal funds purchased and a $14.0 million increase in FHLB advances. The Company increased its borrowings in order to fund the loan growth experienced during the year.

Other liabilities decreased $9.1 million, or 11.1%, to $73.2 million at September 30, 2012 from $82.4 million at December 31, 2011. This decrease was primarily due to a reduction of $6.5 million relating to normal cash settlements with the Federal Reserve as well as a decrease of $5.6 million in market value adjustments on swap transactions from December 31, 2011. These decreases were partially offset by a $1.4 million increase in compensation accruals due to significantly increased mortgage production and a $1.6 million increase in general accruals due to the timing of payments over the same period.

Stockholders’ equity decreased $21.6 million, or 7.0%, to $287.5 million at September 30, 2012 from $309.1 million at December 31, 2011. This decrease was primarily a result of $25.5 million of losses the Company experienced during the nine months ended September 30, 2012.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

Overview. The Company’s net income available to shareholders for the three months ended September 30, 2012 was $1.2 million, or $0.01 per common share, compared to net income of $2.7 million, or $0.03 per common share, for the same period in 2011.

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

Net interest income, on a tax-equivalent basis, decreased $1.9 million to $24.5 million for the three months ended September 30, 2012, from $26.5 million for the same period in 2011.

Tax equivalent interest income decreased $3.1 million, or 9.8%, from $31.8 million for the three months ended September 30, 2011, to $28.7 million for the three months ended September 30, 2012. This decrease was primarily rate driven as the yield on loans decreased by 43 basis points to 4.42% for the quarter ended September 30, 2012 as compared to 4.85% in the comparable prior year period. In addition, the yield on investment securities decreased 61 basis points to 2.27% for the three months ended September 30, 2012 from 2.88% for the comparable prior year period due to changes in the interest rate environment.

Interest expense decreased $1.2 million, or 22.4%, for the three months ended September 30, 2012, as compared to the same period in 2011. Average interest-bearing deposit accounts decreased $50.9 million, or 2.3% from the quarter ended September 30, 2011 and the cost of interest-bearing deposits decreased 18 basis points. These decreases occurred as the Company aggressively lowered interest rates on deposits in 2011 and into early 2012.

The interest rate margin and net interest spread for the three months ended September 30, 2012 were 3.41% and 3.26%, respectively, compared to 3.61% and 3.41%, respectively, for the same period in 2011.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended September 30, 2012 and 2011. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,
	2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$1,805,623	$20,139	4.46%	$1,901,394	$23,028	4.84%
Home equity	215,542	2,141	3.97	232,458	2,418	4.16
Second mortgage	35,816	518	5.79	47,844	698	5.84
Residential real estate	230,259	2,257	3.92	89,010	1,161	5.22
Other	33,658	576	6.85	49,361	844	6.84

Total loans receivable	2,320,898	25,631	4.42	2,320,067	28,149	4.85
Investment securities(3)	534,842	3,038	2.27	498,329	3,582	2.88
Interest-earning bank balances	21,004	12	0.23	118,350	71	0.24

Total interest-earning assets	2,876,744	28,681	3.99	2,936,746	31,802	4.33

Non-interest earning assets:
Cash and due from banks	75,627			72,744
Bank properties and equipment, net	52,127			55,461
Goodwill and intangible assets, net	42,826			46,511
Other assets	106,344			123,089

Total non-interest-earning assets	276,924			297,805

Total assets	$3,153,668			$3,234,551

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,218,338	$1,195	0.39%	$1,286,426	$1,589	0.49%
Savings deposits	264,112	225	0.34	270,196	321	0.48
Time deposits	654,662	1,859	1.14	631,415	2,388	1.51

Total interest-bearing deposit accounts	2,137,112	3,279	0.61	2,188,037	4,298	0.79

Short-term borrowings:
Federal funds purchased	6,467	4	0.25	—	—	—
FHLBNY advances	20,000	22	0.44	—	—	—
Securities sold under agreements to repurchase - customers	4,925	2	0.16	6,952	1	0.06
Long-term borrowings:
FHLBNY advances (4)	10,181	103	4.71	18,162	223	4.91
Obligations under capital lease	7,706	128	6.64	8,019	132	6.63
Junior subordinated debentures	92,786	597	2.57	92,786	675	2.91

Total borrowings	142,065	856	2.46	125,859	1,031	3.28

Total interest-bearing liabilities	2,279,177	4,135	0.73	2,313,896	5,329	0.92

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	504,936			528,505
Other liabilities	80,426			84,125

Total non-interest bearing liabilities	585,362			612,630

Total liabilities	2,864,539			2.926,526
Shareholders’ equity	289,129			308,025

Total liabilities and shareholders’ equity	$3,153,668			$3,234,551

Net interest income		$24,546			$26,473

Interest rate spread (5)			3.26%			3.41%

Net interest margin (6)			3.41%			3.61%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.22%			126.92%

(1)	Average balances include non-accrual loans and loans held-for-sale.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended September 30, 2012 and 2011 were $212 thousand and $292 thousand, respectively.
(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(1,129)	$(1,760)	$(2,889)
Home equity lines of credit	(170)	(107)	(277)
Home equity term loan	(174)	(6)	(180)
Residential real estate	1,450	(354)	1,096
Other	(270)	1	(269)

Total loans receivable	(293)	(2,226)	(2,519)
Investment securities	253	(797)	(544)
Interest-earning deposits with banks	(56)	(3)	(59)

Total interest-earning assets	(96)	(3,026)	(3,122)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(81)	(313)	(394)
Savings deposits	(7)	(89)	(96)
Time deposits	84	(613)	(529)

Total interest-bearing deposit accounts	(4)	(1,015)	(1,019)

Short-term borrowings:
Federal funds purchased	4-	—	4-
FHLBNY advances	22-	—	22
Securities sold under agreements to repurchase - customers	1-	—	1-
Long-term borrowings:
FHLBNY advances(2)	(4)	(116)	(120)
Obligations under capital lease	(5)	(73)	(78)
Junior subordinated debentures	(4)	(1)	(5)

Total borrowings	(14)	(190)	(176)

Total interest-bearing liabilities	10	(1,205)	(1,195)

Net change in net interest income	$(106)	$(1,821)	$(1,927)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

Provision for Loan Losses. The Company recorded a provision for loan losses of $1.9 million during the three months ended September 30, 2012, as compared to $2.3 million for the same period in 2011. The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, increased $19.9 million, or 0.87%, to $2.31 billion at September 30, 2012 as compared to $2.29 billion at December 31, 2011. In addition, total non-performing loans increased $13.7 million from $107.7 million at December 31, 2011 to $120.8 million at September 30, 2012. The ratio of allowance for loan losses to gross loans receivable was 2.12% at September 30, 2012 as compared to 1.82% at December 31, 2011. Net charge-offs for the three months ended September 30, 2012 were $4.2 million as compared to $5.8 million during the same period in 2011.

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

Non-Interest Income. Non-interest income increased $3.8 million to $9.6 million for the three months ended September 30, 2012, as compared to $5.8 million for the same period in 2011. This increase was primarily attributable to an increase of $3.5 million in gain on the sale of loans due to significant growth in the Company’s mortgage operations from the prior year. Of this amount, $1.5 million was due to a mark-to-market adjustment on residential loans held-for-sale.

Non-Interest Expense. Non-interest expense increased $3.9 million to $30.9 million for the three months ended September 30, 2012 as compared to $27.0 million for the same period in 2011. Compared to the prior year period, salaries and employee benefits increased by $2.5 million due to the growth of the mortgage operations and problem loan costs increased by $648 thousand due to protective advances made on one credit relationship.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

Overview. The Company recognized a net loss available to shareholders for the nine months ended September 30, 2012 of $25.5 million, or $0.30 per common share, compared to a net loss of $66.0 million, or a loss of $0.90 per common share, for the same period in 2011. During the nine months ended September 30, 2012 and 2011, the Company recorded $33.1 million and $67.4 million of loan loss provisions, respectively.

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

Net interest income, on a tax-equivalent basis, decreased $4.3 million to $74.5 million for the nine months ended September 30, 2012, from $78.9 million for the same period in 2011.

Tax equivalent interest income decreased $9.0 million, or 9.3%, from $96.9 million for the nine months ended September 30, 2011, to $87.9 million for the nine months ended September 30, 2012. This decrease was both volume and rate driven as average interest-earning loans decreased $99.9 million and the yield on loans declined 20 basis points as compared to the quarter ended September 30, 2011. In addition, the yield on investment securities decreased 74 basis points to 2.40% for the nine months ended September 30, 2012 from 3.14% for the comparable prior year period due to changes in the interest rate environment.

Interest expense decreased $4.7 million, or 25.8%, for the nine months ended September 30, 2012, as compared to the same period in 2011. Average interest-bearing deposit accounts decreased $169.9 million, or 7.4% from September 30, 2011 and the cost of interest-bearing deposits decreased 20 basis points. These decreases occurred as the Company aggressively lowered interest rates on deposits in 2011 and into early 2012.

The interest rate spread and net interest margin for the nine months ended September 30, 2012 were 3.31% and 3.47%, respectively, compared to 3.29% and 3.49%, respectively, for the same period in 2011.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the nine months ended September 30, 2012 and 2011. Average balances are derived from daily balances.

Table 4: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$1,823,449	$62,537	4.57%	$1,969,551	$69,565	4.71%
Home equity	218,278	6,683	4.08	234,278	7,426	4.23
Second mortgage	38,559	1,658	5.73	50,481	2,207	5.83
Residential real estate	169,989	5,241	4.11	79,885	3,209	5.36
Other	36,707	1,918	6.97	52,656	2,708	6.86

Total loans receivable	2,286,982	78,037	4.55	2,386,851	85,115	4.75
Investment securities (3)	547,968	9,858	2.40	490,397	11,565	3.14
Interest-earning bank balances	25,296	44	0.23	139,297	253	0.24

Total interest-earning assets	2,860,246	87,939	4.10	3,016,545	96,933	4.28

Non-interest earning assets:
Cash and due from banks	73,292			71,980
Bank properties and equipment, net	53,206			54,362
Goodwill and intangible assets, net	43,743			47,424
Other assets	111,242			114,496

Total non-interest-earning assets	281,483			288,262

Total assets	$3,141,729			$3,304,807

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,226,064	$3,600	0.39%	$1,333,259	$5,589	0.56%
Savings deposits	263,091	671	0.34	274,280	1,127	0.55
Time deposits	638,259	6,139	1.28	689,738	7,980	1.54

Total interest-bearing deposit accounts	2,127,414	10,410	0.65	2,297,277	14,696	0.85

Short-term borrowings:
Federal funds purchased	7,263	19	0.35	—	—	—
FHLBNY advances	6,715	41	0.81
Securities sold under agreements to repurchase - customers	5,797	6	0.14	6,942	6	0.12
Long-term borrowings:
FHLBNY advances (4)	20,421	526	3.43	18,476	665	4.80
Obligations under capital lease	7,770	386	6.62	8,019	396	6.58
Junior subordinated debentures	92,786	2,023	2.91	92,786	2,302	3.31

Total borrowings	140,752	3,001	2.84	126,223	3,369	3.56

Total interest-bearing liabilities	2,268,166	13,411	0.79	2,423,500	18,065	0.99

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	495,279			500,620
Other liabilities	82,615			85,489

Total non-interest bearing liabilities	577,894			586,109

Total liabilities	2,846,060			3,009,609
Shareholders’ equity	295,669			295,198

Total liabilities and shareholders’ equity	$3,141,729			$3,304,807

Net interest income		$74,528			$78,868

Interest rate spread (5)			3.31%			3.29%

Net interest margin (6)			3.47%			3.49%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.10%			124.47%

(1)	Average balances include non-accrual loans and loans held-for-sale.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the nine months ended September 30, 2012 and 2011 were $661 thousand and $1.1 million, respectively.
(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 5: Rate/Volume(1)

	For the Nine Months Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(5,017)	$(2,011)	$(7,028)
Home equity lines of credit	(489)	(254)	(743)
Home equity term loan	(512)	(37)	(549)
Residential real estate	2,923	(891)	2,032
Other	(833)	43	(790)

Total loans receivable	(3,928)	(3,150)	(7,078)
Investment securities	1,239	(2,946)	(1,707)
Interest-earning deposits with banks	(199)	(10)	(209)

Total interest-earning assets	(2,888)	(6,106)	(8,994)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(416)	(1,573)	(1,989)
Savings deposits	(44)	(412)	(456)
Time deposits	(564)	(1,277)	(1,841)

Total interest-bearing deposit accounts	(1,024)	(3,262)	(4,286)

Short-term borrowings:
Federal funds purchased	19	—	19
FHLBNY advances	41	—	41
Securities sold under agreements to repurchase - customers	(1)	1	—
Long-term borrowings:
FHLBNY advances(2)	65	(204)	(139)
Obligations under capital lease	(12)	2	(10)
Junior subordinated debentures	1	(280)	(279)

Total borrowings	113	(481)	(368)

Total interest-bearing liabilities	(911)	(3,743)	(4,654)

Net change in net interest income	$(1,977)	$(2,363)	$(4,340)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

Provision for Loan Losses. The Company recorded a provision for loan losses of $33.1 million during the nine months ended September 30, 2012, as compared to $67.4 million for the same period in 2011. Net charge-offs for the nine months ended September 30, 2012 were $25.7 million as compared to $94.3 million during the same period in 2011.

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

Non-Interest Income. Non-interest income increased $16.0 million to $22.6 million for the nine months ended September 30, 2012, as compared to $6.7 million for the same period in 2011. The 2011 period had included $12.3 million of downward derivative credit valuation adjustments as compared to $525 thousand in the current period due to the loan sale which occurred in the prior year. Also, gain on sale of loans increased by $4.4 million over the same period due to significant mortgage growth. Of this amount, $1.5 million was due to a mark-to-market adjustment on loans held-for-sale.

Non-Interest Expense. Non-interest expense increased $6.0 million to $89.0 million for the nine months ended September 30, 2012 as compared to $83.0 million for the same period in 2011. There were several offsetting fluctuations that comprised this change. Compared to the prior year period, salaries and employee benefits increased by $7.2 million due primarily to significantly increased mortgage production. Partially offsetting this increase was a reduction of $1.6 million in problem loan costs during the same period.

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

The major source of the Company’s funding on a consolidated basis is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and attractiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained in a variety of wholesale funding sources as well, including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other securities and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes; however, this funding source is currently limited to 3.5% of the Bank’s total liabilities in accordance with a written agreement between the Bank and the OCC (the “OCC Agreement”) as discussed later in this section. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. Deposit rates continued to decrease through 2011 and into 2012. As a result, the Company continued to experience a decline in core deposits through the first nine months of 2012. Core deposits, which exclude all certificates of deposit, decreased $41.1 million to $1.99 billion, or 75.3% of total deposits at September 30, 2012, as compared to $2.03 billion, or 76.3% of total deposits at December 31, 2011. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $222.8 million, of which none was utilized, and the FHLBNY of approximately $212.8 million, of which $66.7 million was utilized. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $55.0 million, of which none were utilized as of September 30, 2012. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of September 30, 2012, the Company had a par value of $383.8 million and $197.3 million in loans and securities, respectively, pledged as collateral on secured borrowings with the Federal Reserve and FHLBNY.

The Company’s primary uses of funds are the origination of loans,the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending September 30, 2013 total $455.9 million, or approximately 69.8% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. At September 30, 2012, the Bank’s brokered deposits represented 2.6% of its total liabilities.

Management is taking all necessary actions to ensure the Bank becomes fully compliant with all requirements of the OCC Agreement.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At September 30 2012, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 10.11%, Tier 1 Capital ratio was 12.62%, and Total Capital ratio was 13.88%.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of September 30, 2012:

Table 6: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$363,689	14.58%	$199,586	8.00%		N/A
Sun National Bank	345,590	13.88	199,249	8.00	$249,056		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	324,441	13.00	99,793	4.00		N/A
Sun National Bank	314,223	12.62	99,622	4.00	149,434		6.00
Leverage ratio:
Sun Bancorp, Inc.	324,441	10.44	124,291	4.00		N/A
Sun National Bank	314,223	10.11	124,291	4.00	155,364		5.00

(1)	Not applicable for bank holding companies.

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

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the Federal Reserve Board. In March 2005, the Federal Reserve Board amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The Federal Reserve’s amended rule was to become effective March 31, 2010, and would have limited capital securities and other restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2010, the Federal Reserve Board extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25 percent of all core capital elements, including goodwill. The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2012, $82.1million of a total of $90.0 million in capital securities qualified as Tier 1 with $7.8 million qualifying as Tier 2.

The ability of the Bank to pay dividends to the Company is governed by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the Bank would not be able to pay a dividend to the Company at September 30, 2012. Moreover, per the OCC Agreement and the Board resolutions, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve.

See Note 12 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at

September 30, 2012 was $38.7 million and the portion of the exposure not covered by collateral was approximately $579 thousand. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at September 30, 2012 and December 31, 2011 was $405 thousand and $381 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

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

At September 30, 2012, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $321.6 million representing a positive one-year gap ratio of 10.11%. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at September 30, 2012 shows a position that is relatively neutral to interest rates with a more negative bias as rates decrease. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 5 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of September 30, 2012. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Change in Interest Rates (Basis Points)	Percentage Change in Net Interest Income Year 1
+200	1.2%
+100	0.3%
-100	(1.4)%
-200	(2.6)%

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

The Company is not engaged in any legal proceedings of a material nature at September 30, 2012. In the ordinary course, the Company is from time to time party to legal proceedings incident to its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Sun Bancorp, Inc.
Registrant

Date: November 8, 2012	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer

Date: November 8, 2012	/s/ Neil Kalani
Neil Kalani
Senior Vice President and
Chief Accounting Officer