Form 10-K
period 2012-12-31
SUN BANCORP INC /NJ/
filed 2013-03-18
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-20957

Sun Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	52-1382541
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

226 Landis Avenue, Vineland, New Jersey	08360
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 691-7700

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2012 was approximately $126.3 million.

As of March 8, 2013, there were 86,258,106 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2012. (Parts I and II)

2.	Portions of the Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders (Part III)

SUN BANCORP, INC

FORM 10-K

Forward-Looking Statements

This Form 10-K of Sun Bancorp, Inc. (the “Company”) and the documents incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We are including this statement for the purpose of invoking those safe harbor provisions. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements may include, among other things:

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

•	the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “FRB”);

•	inflation, interest rate, market and monetary fluctuations;

•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;

•

the effect of and our compliance with the terms of the Agreement by and between our wholly owned subsidiary, Sun National Bank (the “Bank”) and the Office of the Comptroller of the Currency (the “OCC”) dated April 15, 2010 (the “OCC Agreement”) as well as compliance with the individual minimum capital ratios established for the Bank by the OCC;

•

the results of examinations of us by the Federal Reserve Bank of Philadelphia (the “Federal Reserve”) and of the Bank by the OCC, including the possibility that the OCC may, among other things, require the Bank to increase its allowance for loan losses or to write-down assets;

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

Some of these and other factors are discussed under Item 1A. Risk Factors and in the documents incorporated by reference herein. The development of any or all of these factors could have an adverse impact on our financial position and results of operations.

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

PART I

Item 1. Business.

General

The Company, a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey with its executive office in Mt. Laurel, New Jersey. The Company’s principal subsidiary is the Bank. At December 31, 2012, the Company had total assets of $3.2 billion, total liabilities of $3.0 billion and total shareholders’ equity of $262.6 million. The Company’s principal business is to serve as a holding company for the Bank. As a registered bank holding company, the Company is subject to the supervision and regulation of the FRB. At December 31, 2012, the Company had 685 full-time and 65 part-time employees. As of December 31, 2012, the Company had 62 locations throughout New Jersey.

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

At December 31, 2012, WL Ross beneficially owned approximately 24.7% of our outstanding common stock, the Brown Family beneficially owned approximately 18.1% of our outstanding common stock and the Siguler Guff Shareholders and Anchorage each beneficially owned approximately 9.8% of our outstanding common stock. None of the Other Investors beneficially owned more than 2% of our common stock.

Minimum Capital Ratios

The OCC has also established individual minimum capital ratios which require the Bank to maintain Tier 1 Capital at least equal to 8.50% of adjusted total assets, Tier 1 Capital at least equal to 9.50% of risk-weighted assets and to achieve and thereafter maintain Total Capital at least equal to 11.50% of risk-weighted assets. At December 31, 2012, the Bank was in compliance with these three individual minimum capital ratios. The Bank had Tier 1 Capital equal to 9.24% of adjusted total assets, Tier 1 Capital equal to 11.76% of risk-weighted assets and Total Capital equal to 13.02% of risk-weighted assets at December 31, 2012.

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

The Company’s operations have a primary market area in the State of New Jersey with a market presence in New York and Pennsylvania. The Company’s deposit-gathering base and lending area is concentrated in the communities surrounding its offices in New Jersey. The Company believes these markets are attractive and have strong growth potential based on key economic indicators. The State of New Jersey has the third highest median household income and the third highest personal income per capita in the nation. The Company’s markets are home to a diverse pool of businesses and industries, representing key opportunities for growth in the business and commercial banking products and services. Related to the Company’s consumer growth, New Jersey is the most densely populated state in the U.S., providing a deep consumer base as well. The Company’s market area is also home to many affluent suburbs, catering to commuters who live in New Jersey and work in New York and Philadelphia.

Lending Activities

General. The principal lending activity of the Company is the origination of commercial and industrial loans and commercial real estate loans. The Company also offers home equity loans, residential real estate and second mortgage loans and other consumer loans, including installment loans. Substantially all loans are originated in the Company’s primary market area. For more information about the Company’s lending activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans” in the Company’s 2012 Annual Report, included herein as Exhibit 13.

Commercial and Industrial Loans. The Company’s primary lending focus is the origination of commercial and industrial loans, including short-term and long-term business loans, lines of credit, mortgage loans on commercial real estate and construction loans to developers and builders. Over the past few years, the Company has expanded its loan portfolio to include asset based lending and healthcare.

The trend of the Company’s lending continues to reflect the geographic and borrower diversification of the commercial loan portfolio. As the Company’s marketplace has expanded within the State of New Jersey, commercial lending activities have grown, especially in the central and northern parts of the state. The slow economic recovery has impacted all aspects of the national and regional economy. While the Company has seen some improvement in 2012, there continued to be stress on our portfolio during the year. At December 31, 2012 and 2011, the Company did not have more than 10% of its total loans outstanding concentrated in any one industry category including, but not limited to, the hospitality, entertainment and leisure industries and general office space. The Company’s loan categories are determined based upon borrowers engaged in similar activities who would be similarly impacted by economic or other conditions.

Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation. Additionally, the Company makes commercial real estate loans for the acquisition, refinance, improvement and construction of real property. Loans secured by owner occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. At December 31, 2012, commercial and industrial loans secured by commercial real estate properties totaled $1.1 billion of which $527.8 million, or 47.4%, were classified as owner occupied and $584.9 million, or 52.6%, were classified as non-owner occupied. These loans are diversified across multiple industries.

Home Equity Lines of Credit (“HELOC”). The Company originates home equity lines of credit, secured by first or second homes owned or being purchased by the loan applicant. HELOCs are consumer revolving lines of credit. The interest rates charged on such loans can be fixed or floating and are generally related to the prime lending rate. HELOC loans, which are underwritten to reflect the borrower’s ability to pay the full principal and interest, may provide for interest only payments for the first three years with principal payments to begin in the fourth year. A home equity line is typically originated as a twenty-year note that allows the borrower to draw upon the approved line of credit during the same period as the note. The Company generally permits a loan-to-value ratio up to 80% of the appraised value, less any outstanding mortgage. HELOC loans expose the Company to the risk that falling collateral values may leave such credits inadequately secured especially in the current economic environment where residential real estate values have been negatively impacted.

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

Residential Real Estate Loans. The Company originates residential mortgages through the Bank. The majority of these loans are for owner occupied single-family residences, a significant portion of which are originated with a forward commitment to sell the loan in the secondary market with servicing released. In 2012, the Company recognized a gain of $10.5 million from the sale of such loans. The Company’s mortgage loans are typically sold with recourse in the event of default within the first six months after origination, depending on the terms with the investor. The Company repurchased four previously sold mortgage loans during 2012. The Company also originates residential real estate loans for its portfolio, including both conventional and jumbo loans.

Other Loans. Included in the category of “Other Loans” are certain small business loans serving businesses with credit needs up to $250 thousand. These small business loans are generally lines of credit. At December 31, 2012, the Company had $15.2 million of small business loans, of which $9.0 million relates to SBA loans.

Loans secured by recreational vehicles and modular housing are also included in the “Other Loans” category. These loans were generated through third-party arrangements. In April 2007, the Company ceased its relationship with the third-party used to generate the recreational vehicle portfolio and as of December 31, 2012, there was $4.6 million outstanding. In September 2009, the Company ceased its relationship with the third-party used to generate the modular housing portfolio and as of December 31, 2012 the modular housing portfolio was $21.9 million.

Loan Solicitation and Processing. Loan originations are derived from a number of sources such as loan officers, existing customers and borrowers and referrals from real estate professionals, accountants, attorneys, regional advisory boards, regional or money center banks, and the Board of Directors.

Upon the receipt of a loan request, the prospective borrower’s financial condition is analyzed, and appropriate agency reports are obtained to verify the applicant’s creditworthiness. For the majority of real estate that will secure a loan, the Company obtains an appraisal or evaluation from an independent appraiser approved by the Company and licensed or certified by the state. After all required information is received and evaluated, a credit decision is made. Depending on the loan type, collateral and amount of the credit request, various levels of approval are required. The Company has implemented a Loan Approval Matrix (LAM) which facilitates the timely approval of commercial loans in an environment that promotes responsible use of coordinated lending authority by groups of loan and credit officers. A credit committee comprised of management and members of the Board of Directors approves lending exposures over a certain amount.

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

Loan Commitments. When a commercial loan is approved, the Company may issue a written commitment to the loan applicant. The loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. The loan commitment is valid for approximately 30 days. At December 31, 2012, the Company had approximately $48.3 million in commercial loans that were approved but unfunded.

Credit Risk, Credit Administration and Loan Review. Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. The Company incurs credit risk whenever it extends credit to, or enters into other transactions with customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. The Credit Risk Division is responsible for the overall management of the Company’s credit risk and the development, application and enforcement of uniform credit policies and procedures the principal purpose of which is to minimize such risk. Loan review and other loan monitoring practices provide a means for the Company’s management to ascertain whether proper credit, underwriting (new, extensions and renewals) and loan documentation policies, procedures and practices are being followed by the Company’s loan officers and are being applied uniformly.

The underpinning of the Company’s credit process is a numerical risk rating system. All commercial and small business credit accommodations are assigned a risk rating at the time of initial underwriting by the portfolio manager. The risk rating system is well-defined and requires quantification of various risk factors based on a 10 to 90 point scale. Risk rating is a dynamic process and ratings will change in tandem with financial and economic changes. The risk rating system is also the driver of management’s methodology for determining and monitoring the adequacy of the allowance for loan losses.

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

Deposits. Consumer and commercial deposits, as well as deposits from governmental entities are attracted principally from within the Company’s primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program, which enables our local customers to obtain expanded FDIC insurance coverage on their deposits. The Company may also obtain funding through brokered deposits. Pursuant to the terms of the OCC Agreement, however, the Bank had previously agreed that its brokered deposits may not exceed 3.5% of total liabilities without prior OCC approval. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. For more information about the Company’s deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition—Deposits” in the Annual Report, included herein as Exhibit 13.

Borrowings. The Company may obtain advances from the Federal Home Loan Bank of New York (“FHLBNY”) to supplement its funding requirements. Such advances must be secured by a pledge of a portion of the Company’s assets which may include securities, first mortgage loans and other collateral acceptable to the FHLBNY. The Company, if the need arises, may also access the FRB discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Company has additional secured borrowing capacity with the FRB of approximately $174.4 million and the FHLBNY of approximately $202.5 million, of which $0 and $61.4 million, respectively, was utilized as of December 31, 2012. As of December 31, 2012, the Company had $364.4 million and $180.7 million in loans and securities, respectively, pledged as collateral on secured borrowings. The Company has additional unsecured borrowing capacity through lines of credit with other financial institutions of approximately $55.0 million. For more information about the Company’s borrowings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition—Borrowings” in the Annual Report, included herein as Exhibit 13.

Securities Sold Under Agreements to Repurchase. The Company has overnight repurchase agreements with customers as well as term repurchase agreements with the FHLBNY. The Company obtains funds through overnight repurchase agreements with customers pursuant to which the Company sells U.S. Treasury notes or securities issued or guaranteed by one of the government sponsored enterprises to customers under an agreement to repurchase them, at par, on the next business day. At December 31, 2012, the amount of securities under agreements to repurchase with customers totaled $2.0 million. In addition, the Company may obtain funds through term repurchase agreements with the FHLBNY. At December 31, 2012, the Company had no outstanding repurchase agreements with the FHLBNY. For more information regarding repurchase agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition—Borrowings” and Note 13 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13.

Fee Income Services

The Company offers an array of full-service banking capabilities through products and services designed to enhance the overall relationship with its customers.

Cash Management Services. The Company offers comprehensive cash management services designed to meet the more sophisticated needs of its commercial and small business customers. The Cash Management department offers additional products and services such as electronic banking, sweep accounts, lockbox services, internet banking, remote deposit and controlled disbursement services. Many of these services are provided through third-party vendors with links to the Company’s data center.

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

Enforcement

OCC Agreement. On April 15, 2010, the Board of Directors of the Bank entered into an agreement with the OCC to develop and implement a profitability and capital plan that provides for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment. The capital plan was also required to contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC. During the second quarter of 2010, the Company delivered its profit and capital plans to the OCC.

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

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising bank holding companies, such as the Company and in processing applications to it under the Bank Holding Company Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the OCC. At December 31, 2012, the Company was in compliance with all applicable regulatory capital requirements. See Note 23 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13. In addition, see “Proposed Changes to Regulatory Capital Requirements” below for further discussion of certain proposed new capital requirements which may apply to the Company and the Bank in the future.

Source of Strength Policy. Under the Dodd-Frank Act and Federal Reserve policy, a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with its “source of strength” policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition.

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

Dividend Restrictions. Dividends from the Bank have historically constituted the principal source of income to the Company. However, as discussed in Note 23, the amount available for payment of dividends to the Company by the Bank was $0 at December 31, 2012. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. The OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Further, pursuant to the terms of the OCC Agreement, the Bank may not pay any dividends if it is not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval. As a result of the Bank’s restricted dividend capacity, any proposed dividends from the Bank to the Company will be subject to regulatory approval until net income for the current year combined with the prior two years is sufficient. The Company believes it is capable of funding the interest obligation on its junior subordinated debenture interest obligations through available cash balances maintained at the Company for the period of time necessary until earnings are expected to support a dividend from the Bank.

Legal Lending Limits. The National Bank Act imposes restrictions on the amount of loans that a national bank can lend to one borrower. Based upon these legal lending limits, the Bank’s total outstanding loans and extensions of credit to one borrower may not exceed 15% of the Bank’s capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral, as such term is defined in the applicable regulation.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured to applicable limits by the FDIC. Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100 thousand to $250 thousand and extended the unlimited deposit insurance coverage for noninterest-bearing transaction accounts until December 31, 2012, at which time the extension expired. Upon expiration, these types of deposits were only insured up to the same $250 thousand limit as other types of deposit accounts.

The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Under the rules in effect through March 31, 2011, initial assessments ranged from 12 to 45 basis points of assessable deposits. However, pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), effective April 1, 2011, initial assessments ranged from five to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid deposit insurance assessments of $3.9 million during the year ended December 31, 2012. For 2012, the deposit insurance assessment rate before applying one time credits was approximately 0.139% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

On December 30, 2009, banks were required to pay the fourth quarter assessment and to prepay estimated insurance assessments for the years 2010 through 2012. The pre-payment did not affect the Bank’s earnings on that date. The Bank paid an aggregate of $19.5 million in premiums on December 30, 2009, $18.3 million of which constituted prepaid premiums. At December 31, 2012, the remaining balance of the prepaid assessment was $2.6 million.

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

In addition to risk-based deposit insurance premiums, additional assessments may be imposed by the Financing Corporation (“FICO”), a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of FICO bonds. FICO assessment rates for 2012 ranged from $.0066 to $.0068 for each $100 of deposits.

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

The OCC may, in addition, establish higher capital requirements than those set forth in its capital regulations when particular circumstances warrant. Pursuant to this authority, the OCC established individual minimum capital requirements for the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to achieve by June 30, 2010 and thereafter maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies. At December 31, 2012, the Bank’s capital ratios exceeded all of the OCC’s regulatory capital requirements as well as these individual minimum capital requirements. See Note 23 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13.

In addition, see “Proposed Changes to Regulatory Capital Requirements” below for further discussion of certain proposed new capital requirements which may apply to the Company and the Bank in the future.

Enforcement Powers of Federal Banking Agencies. Federal banking agencies possess broad powers to make corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” At December 31, 2012, the Bank exceeded the required ratios for classification as “well capitalized,” although due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.” The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

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

Proposed Changes to Regulatory Capital Requirements

The federal banking agencies have proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the reforms and changes required by the Dodd-Frank Act and conform the regulatory capital rules to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III.” The proposed revisions would establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets including residential mortgages. The proposed new capital requirements would apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. The following discussion summarizes the proposed changes which are most likely to affect the Company and the Bank.

New and Higher Capital Requirements. The proposed regulations would establish a new capital measure called “Common Equity Tier 1 Capital,” which would consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules, which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital. Depository institutions and their holding companies would be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The proposed regulations would increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital would consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock. Neither cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) nor trust preferred would qualify as Additional Tier 1 Capital. These elements, however, could be included in Tier 2 Capital which could also include qualifying subordinated debt. The proposed regulations would also require a minimum Tier 1 leverage ratio of 4% for all institutions eliminating the 3% option for institutions with the highest supervisory ratings. The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

Capital Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies would be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement would be phased in over four years beginning in 2016. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories. The prompt corrective action rules adopted by the federal banking agencies under the Federal Deposit Insurance Corporation Improvement Act of 1991 would be amended to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio. To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital. Banking organizations would be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital. Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss carrybacks would continue to be deducted if they exceed 10% of Common Equity Tier 1 Capital. Deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings in the capital instruments of any other financial institution would now be deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.

Changes in Risk-Weightings. The proposed regulations would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions. The proposed rules would also significantly change the risk-weighting for residential mortgages. Current capital rules assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due. All other mortgage loans have a 100% risk weight. Under the proposed regulations, one-to-four family residential mortgage loans would be divided into two broad risk categories with their risk-weighting determined by their loan-to-value ratio without regard to mortgage insurance. Prudently underwritten 30-year residential mortgages providing for regular periodic payments that do not result in negative amortization or balloon payments or allow payment deferrals and caps on annual and lifetime interest rate adjustments and which are not more than 90 days past due would be assigned a risk weighting from 35% for loans with a 60% or lower loan-to-value ratio to 100% for loans over 90%. Residential mortgage loans in this category with a loan-to-value ratio greater than 60% but not more than 80% would continue to carry a 50% risk weighting. All other residential mortgage loans would be risk-weighted between 100% and 200%. The proposal also creates a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one-to four-family residential properties or commercial real estate projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

Item 1A. Risk Factors.

The following is a summary of the material risks related to our business and an investment in the Company’s securities.

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

•	Implementing a program to protect the Bank’s interest in criticized or classified assets;

•	Reviewing and revising the Bank’s loan review program;

•	Revising the Bank’s credit administration policies; and

•	Limiting the Bank’s brokered deposits to not more than 3.5% of total deposits without the prior approval of the OCC; subsequently amended to 6.0% as of October 18, 2012.

During the second quarter of fiscal 2010, we delivered the profit and capital plans to the OCC, and revised and implemented changes to our credit policies and procedures pursuant to the OCC Agreement. The OCC has established individual minimum capital ratio requirements of the Bank, which were to be achieved by June 30, 2010, and thereafter maintained. At December 31, 2012, the Bank met the individual minimum capital requirements as its Leverage ratio was 9.24%, its Tier 1 Capital ratio was 11.76%, and its Total Capital ratio was 13.02%.

While we are subject to the OCC Agreement, our management and board of directors will continue to be required to focus considerable time and attention on taking corrective actions to comply with its terms. There also is no assurance that we will successfully address the OCC’s concerns in the OCC Agreement or that we will be able to fully comply with the OCC Agreement. If we do not fully comply with the OCC Agreement, the Bank, as well as its officers and directors could be subject to further regulatory enforcement actions, including administrative sanctions and civil money penalties.

The OCC Agreement’s limitation on brokered deposits could impact our liquidity.

Per the terms of the OCC Agreement, brokered deposits may not exceed 3.5% of total liabilities without the prior approval of the OCC. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. At December 31, 2012, brokered deposits represented 4.0% of total liabilities. We have historically used brokered deposits as part of our liquidity strategy and to supplement other funding sources such as customer deposits, federal funds and FHLB advances. This restriction may limit our potential sources of liquidity in the future.

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

We have incurred losses over the past few years, including net losses of approximately $50.5 million, $67.5 million, and $185.4 million for the fiscal years ended December 31, 2012, 2011, and 2010, respectively, primarily due to credit costs, including significant provisions for loan and lease losses in 2012 and 2011 and write-down of our goodwill and our deferred tax assets in fiscal 2010. Although we have taken a number of steps to reduce our credit exposure, at December 31, 2012, we had approximately $103.1 million in nonperforming assets and it is possible that we will continue to incur elevated credit costs over the near term, which would adversely impact our overall financial performance and results of operations. We cannot assure you that we will return to profitability in the near term or at all.

Increases in nonperforming assets will have an adverse effect on our financial condition and results of operations.

Our nonperforming assets (which consist of nonaccrual loans, assets acquired through foreclosure and troubled debt restructurings), totaled $103.1 million at December 31, 2012, which is a decrease of $9.6 million, or 8.5%, from the $112.7 million in nonperforming assets at December 31, 2011 and a decrease of $74.6 million, or 42.0%, over the $177.7 million in non-performing assets at December 31, 2010. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on financial condition and results of operations.

We may sell a portion of our commercial real estate and industrial loan portfolios at a significant loss.

In February 2013, we sold $43.1 million of primarily non-performing commercial real estate loans, having a book balance of $33.5 million to a third-party investor for gross proceeds of $20.9 million. In May 2011, we sold $174.3 million of primarily non-performing commercial real estate loans with a book balance of $159.8 million, for a net loss of $44.3 million.

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

Currently, the U.S. economy appears to be slowly recovering from one of its longest and most severe economic recessions in recent history. It is not clear at this time how quickly the economy will recover and whether regulatory and legislative efforts to stimulate job growth and spending will be successful. In addition, although there have been some signs of improvement, the U.S. housing market continues to struggle from the effects of home price depreciation, elevated foreclosures, and high levels of unemployment. The values of real estate collateral supporting many loans have declined and may continue to decline. Further declines in real estate values, home sales volumes, as well as financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Further concerns over the stability of the financial markets, the banking system and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations, cash flows and stock price. We do not expect that the difficult market conditions will significantly improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in our industry. In particular, we may face the following risks in connection with these events:

•

Economic conditions that negatively affect housing prices and the job market may continue to result in a deterioration in credit quality of our loan portfolios, and such deterioration in credit quality could continue to have, a negative impact on our business;

•

Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies, foreclosures, customer bankruptcies and default rates on loans and other credit facilities;

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

•

Compliance with increased regulation of the banking industry (and possible additional regulatory actions against us) may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.

•	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions;

•	Our ability to borrow from other financial institutions or the FHLBNY on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events; and

•	We may experience a decrease in dividend income from our investment in FHLBNY stock.

As these conditions or similar ones continue to exist or worsen, we may experience continuing or increased adverse effects on our financial condition and results of operations.

The Dodd-Frank Act may significantly affect our business and results of operations.

On July 21, 2010, the President signed the Dodd-Frank Act into law. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau, (the “Bureau”). The Bureau is granted rulemaking authority over several federal consumer financial protection laws and, in some instances, has the authority to examine and enforce compliance with these laws and regulations. In addition, on July 27, 2012, the FRB adopted a rule addressing interchange fees for debit card transactions. The rule became effective on October 1, 2012 and is expected to lower fee income generated from this source. Although this rule technically only applies to institutions with assets in excess of $10 billion, market forces are likely to drive business to the lowest cost option and community banks are expected to feel the impact. As a result of this rule change, merchants, particularly, big box retailers, have an incentive to encourage consumers to use only debit cards offered by larger banks, which may prompt them to move their checking accounts to the larger banks.

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

We may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Our residential mortgage banking operations expose us to risks that are different from community banking.

The Bank’s residential mortgage banking operations expose us to risks that are different from our retail banking operations. Our mortgage banking operations are dependent upon the level of demand for residential mortgages. During higher and rising interest rate environments, the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues than currently recognized and that may not exceed our fixed costs to run the business. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, the Bank may be required to charge such shortfall to earnings.

In addition, the Bank has made in the past, and may make in the future, residential mortgage loans that do not qualify as “Qualified Mortgage Loans” under the Dodd-Frank Act and the mortgage regulations recently issued by the Bureau. The Dodd-Frank Act imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the loan may be unenforceable in foreclosure proceedings. The Dodd Frank Act contains an exception from this ability to repay rule for “qualified mortgages,” which are deemed to satisfy the rule; however, it did not define the term, and left authority to the Bureau to adopt a definition. A rule issued by the Bureau in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage Loan. The criteria generally exclude loans that are interest-only, have excessive upfront points or fees, have negative amortization features or balloon payments, or have terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%. If a loan meets these criteria and is not a “higher priced loan” as defined in regulations of the FRB, the Bureau rule establishes a safe harbor that prevents a borrower from asserting as a defense to foreclosure the failure of the originator to establish the borrower’s ability to repay. To the extent the Bank’s residential mortgage loans do not qualify for the Bureau rules’ safe harbor, such loans may expose the Bank and the Company to greater losses, or litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether the Bank satisfied the ability to repay rule on originating the loan.

The repeal of federal prohibitions on the payment of interest on demand deposits could increase our interest expense and reduce our net interest margin.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not know what interest rates or products other institutions may offer. Our interest expense could increase and our net interest margin could decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers. Consequently, our business, financial condition or results of operations could be adversely affected.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

The federal banking agencies have proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank would include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.

The application of more stringent capital requirements to the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

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

In the third quarter of 2010, we recorded a valuation allowance of $49.9 million against our entire deferred tax asset due to a sustained period of quarterly losses. The valuation allowance had a negative impact on earnings and capital. At December 31, 2012, the Company had a valuation allowance of $113.4 million against its deferred tax asset. The release of this valuation allowance would have a positive impact on earnings and capital but is dependent on our ability to provide positive evidence of a return to sustained profitability. There can be no assurance as to when we could be in a position to recapture the benefits of our deferred tax asset.

Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

We are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years, Congress and the President have passed and enacted significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. We are subject to the rules and regulations of the FRB and the OCC. If we fail to comply with federal bank regulations, the regulators may limit our activities or growth, fine us or ultimately put us out of business. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	The capital that must be maintained;

•	The kinds of activities that we can engage in;

•	The kinds and amounts of investments that we can make;

•	The locations of our offices;

•	Insurance of deposits and the premiums that we must pay for this insurance; and

•	How much cash we must set aside as reserves for deposits.

In addition, we are subject to other federal and state laws and regulations regarding corporate governance and permissible business activities, processing of Federal Housing Authority (“FHA”) insured mortgage loans, acquisition and merger restrictions, limitations on intercompany transactions, capital adequacy requirements and requirements for anti-money laundering programs and other compliance matters. These regulations are also designed primarily for the protection of the deposit insurance funds and consumers, but not for the benefit of our shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may continue to be the subject of further significant legislation in the future, which is not in our control. Significant new laws, or changes to existing laws, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Overall compliance with the regulation increases our operating expenses, requires a significant amount of management’s attention and could be a competitive disadvantage with respect to non-regulated competitors.

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

If we fail to maintain our FHA license, our ability to issue FHA-insured mortgages and our results of operations could be adversely affected.

We are licensed by the FHA, an agency within the Department of Housing and Urban Development, to process single-family mortgages that are backed by FHA insurance. If we fail to maintain proper FHA licensure, we would lose access to a portion of the mortgage market, and our mortgage business would be adversely affected. In addition, our FHA-insured mortgage loans are typically sold to investors with recourse upon the occurrence of such events. If any such event occurred, we may be required to repurchase mortgage loans from investors.

We may be required to pay significantly higher FDIC premiums, special assessments or taxes that could adversely affect our results of operations.

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments or taxes that could adversely affect our results of operations. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the levels imposed in 2012. These increases and any future increases or required prepayments in FDIC insurance premiums or taxes may materially adversely affect our results of operations.

Concerns of Customers over Deposit Insurance May Cause a Decrease in Deposits.

With recent regulation changes, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Unlimited deposit insurance coverage on non-interest-bearing transaction accounts expired on December 31, 2012. Upon expiration, these types of deposits were only insured up to the same $250 thousand limit as other types of deposit accounts. It is possible that upon the expiration of unlimited deposit insurance coverage, we will experience a decrease in our transaction account balances due to deposit insurance concerns. To the extent these deposits are replaced by other types of deposits, our interest expense may increase.

The market value of our securities portfolio may be impacted by the level of interest rates and the credit quality and strength of the underlying issuers.

If a decline in market value of a security is determined to be other-than-temporary, under accounting principles generally accepted in the United States of America, we are required to write these securities down to their estimated fair value through a charge to earnings. At December 31, 2012, we owned one non-rated single issuer trust preferred security classified as available for sale with an amortized cost of $3.8 million and an estimated fair value of $1.9 million on which we were required to recognize a credit-related impairment loss of $0 and $250 thousand in 2012 and 2011, respectively. The cumulative other-than-temporary impairment on this security is $1.2 million as of December 31, 2012. We perform an ongoing analysis of this security. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of this and other securities we own from time to time.

We are, through the Bank, a member of the FHLBNY, and are required to maintain an investment in shares of its capital stock, which are restricted in that they can only be redeemed by the issuer at par value. On January 8, 2009, Moody’s Global Banking issued a report stating the potential for a significant other-than-temporary impairment (“OTTI”) charge on private label mortgage-backed securities held by the Federal Home Loan Banks (“FHLBanks”). Of the 12 regional FHLBanks, capital levels for eight of these banks would be in jeopardy of meeting minimum regulatory capital requirements under a “worst-case” scenario that assumes all private-label securities owned by the FHLBanks are deemed to be impaired. The capital levels of the other four FHLBanks, which includes FHLBNY, would remain above minimum regulatory capital requirements under the same scenario. We do not believe that an OTTI of its holdings exists as of December 31, 2012 and will continue to monitor the financial performance of the FHLBNY. If the FHLBNY is unable to meet minimum regulatory capital requirements or is required to aid the remaining FHLBanks, our holdings in the FHLBNY may be determined to be other than temporarily impaired and may require a charge to our earnings which could have a material impact on our financial condition, results of operations and cash flows.

Our loan portfolio includes a substantial amount of commercial real estate and commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

Our commercial and industrial loan portfolios, which include commercial real estate loans, totaled $1.7 billion at December 31, 2012, comprising approximately 76% of our total gross loans held-for-investment. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans.

Furthermore, commercial real estate loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company suffers difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. The collateral for our commercial loans that are secured by real estate are classified as 47% owner-occupied properties and 53% non-owner occupied properties.

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

The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral for the loan. Based upon factors such as historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses. At December 31, 2012, our allowance for loan losses was approximately $45.9 million which represented approximately 2.02% of total loans held-for-investment and approximately 48.0% of nonperforming loans. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the bank regulatory authorities require us to increase our allowance for loan losses, our financial condition, results of operations and cash flows could be significantly and adversely affected. Given that the components of the allowance are based partially on historical losses and on risk rating changes in response to recent events, required reserves may trail the emergence of any unforeseen deterioration in credit quality.

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

We face risks with respect to any future acquisitions.

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

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon its ability to protect its computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in its operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon the ability to protect our computer systems and network infrastructure, including Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through its computer systems and network infrastructure, which may result in significant liability, damage to our reputation and inhibit current and potential customers from using our Internet banking services.

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

The most significant component of our net income is net interest income, which accounted for 77% of total revenue in fiscal 2012. Net interest income is the difference between the interest income generated on interest-earning assets, such as loans and investments, and the interest expense paid on the funds required to support earning assets, namely deposits and borrowed funds. Interest income, which represents income from loans, investment securities and short-term investments is dependent on many factors including the volume of earning assets, the level of interest rates, the interest rate sensitivity of the earning assets and the levels of nonperforming loans. The cost of funds is a function of the amount and type of funds required to support the earning assets, the rates paid to attract and retain deposits, rates paid on borrowed funds and the levels of non-interest bearing demand deposits.

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

Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies, particularly the policies of the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including the available for sale securities portfolio, and (iii) the average duration of our interest-earning assets. Changes in monetary policy could also expose us to the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected and prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. There is no assurance that any such losses would not materially and adversely affect our financial condition and results of operations.

If the goodwill and intangible assets that we have recorded in connection with our acquisitions becomes impaired, there could be a negative impact on our profitability.

Under the acquisition method of accounting for all business combinations, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill and identifiable intangible assets. At December 31, 2012, we had $41.5 million of goodwill and identifiable intangible assets on our balance sheet. Companies must evaluate goodwill for impairment at least annually.

Write-downs of the amount of any impairment are to be charged to the results of operations in the period in which the impairment is determined. No impairment was identified in 2012. At December 31, 2012, $38.2 million of goodwill remained on our balance sheet. Our intangible asset balances were not impaired at December 31, 2012 and 2011. Based on the goodwill impairment analysis conducted during 2010, we recorded an impairment charge of approximately $89.7 million. There can be no assurance that the future evaluations of goodwill and identifiable intangible assets will not result in determinations of further impairments and write-downs which could have an adverse non-cash impact on our financial condition and results of operations.

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

On April 11, 2011, the Company issued and sold in a private placement transaction an additional 3,802,131 shares at $2.85 per share totaling $10.8 million in additional stock proceeds pursuant to the exercise of gross-up rights contained in the previously executed security purchase agreements with the three investors noted above. The gross-up rights were triggered by the underwriters’ exercise of the over-allotment option in the public offering. On August 8, 2011, the Company issued approximately 2,378,232 additional shares at $2.85 per share totaling $6.8 million in stock proceeds pursuant to the exercise of gross-up rights. The transactions were triggered pursuant to the gross-up rights issued to Anchorage, in connection with its purchase of shares in the public offering.

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

Our directors and executive officers and their affiliates own approximately 45% of the outstanding common stock. As a result of their combined ownership, our directors and executive officers could make it more difficult to obtain approval for some matters submitted to a shareholder vote, including acquisitions of our Company. The results of the vote may be contrary to the desires or interests of the other shareholders.

Directors and executive officers and their affiliates own approximately 45% of the outstanding shares of common stock at December 31, 2012, excluding shares which may be acquired upon the exercise of stock options or upon the vesting of restricted stock. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to our amended and restated certificate of incorporation.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2012, the Company operated from its main office in Vineland, New Jersey and its executive office in Mt. Laurel, New Jersey. The Company has 62 locations. The Company leases its main office, its executive office, 49 Community Banking Centers and all of its Commercial Lending Centers. At December 31, 2012, the Company’s commitments under noncancelable operating leases were $45.6 million which are payable in years subsequent to December 31, 2012. The remainder of the Community Banking Centers are owned by the Company. At December 31, 2012, the Company’s net bank properties and equipment was $50.8 million.

Item 3. Legal Proceedings.

The Company and the Bank are periodically involved in various claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, and claims involving the making and servicing of real property loans. While the ultimate outcome of these proceedings cannot be predicted with certainty, the Company’s management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures were designed and functioning effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the captions “Proposal I-Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2012 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	Weighted-average exercise price of outstanding options, warrants and rights (4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1)	2,519,139	$7.35	7,107,391
Equity compensation plans not approved by shareholders (2)	n/a	n/a	n/a

Total	2,519,139	$7.35	7,107,391

(1)	Plans approved by shareholders include the 1997 Stock Option Plan, the 2002 Stock Option Plan, the 2004 Stock Based-Incentive Plan, as amended and restated, the Director Stock Purchase Plan, as amended and restated, Employee Stock Purchase Plan, the 2010 Stock-Based Incentive Plan and the 2010 Performance Equity Plan. The amount of securities includes options for 136 shares of our common stock as a result of our assuming obligations under stock option plans of Advantage Bank in connection with an acquisition in 2006. While we assumed the obligations existing under these plans as of the time of merger, we have not and will not in the future, use them to make further grants.
(2)	Not applicable.

(3)	Amount includes 639,037 restricted stock units that have been granted, but not yet vested, and are therefore not included in shares outstanding. In addition, amount includes 94,945 shares issued and held in the Directors’ Deferred Compensation Plan which, although included these shares are included in outstandings, will be issued without restriction upon retirement of the director.
(4)	Amount does not reflect the market value of 639,037 nonvested restricted stock units and 94,945 shares issued and held in the Director’s Deferred Compensation Plan which are included in column (a) herein.

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

Management’s Annual Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	There are no financial statements schedules that are required to be included in Part II, Item 8.

(b)	The following exhibits are filed as part of this report:

3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws of Sun Bancorp, Inc. (3)

4.1	Common Security Specimen (4)

10.1	1995 Stock Option Plan (5)

10.2	Amended and Restated 1997 Stock Option Plan (6)

10.3	2002 Stock Option Plan (7)

10.4	Amended and Restated 2004 Stock-Based Incentive Plan (8)

10.5	Directors Stock Purchase Plan, as amended and restated (9)

10.6	2010 Stock-Based Incentive Plan (10)

10.7	2010 Performance Equity Plan (11)

10.8	Management Change in Control Severance Agreement, as amended and restated, for Chairman of the Board, Bernard A. Brown (3)

10.9	Management Change in Control Severance Agreement, as amended and restated, for Vice-Chairman of the Board, Sidney R. Brown (3)

10.10	Employment Agreement with President and Chief Executive Officer Thomas X. Geisel (12)

10.11	Letter Agreement, dated October 23, 2012, by and among Sun Bancorp, Inc., Sun National Bank and Thomas R. Brugger (13)

10.12	Salary Continuation Plan for Bernard Brown (14)

10.13	Securities Purchases Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (15)

10.14	Securities Purchase Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, the Four Bs, Interactive Logistics, LLC, National Distribution Centers, L.R. and National Freight, Inc. (15)

10.15	Securities Purchase Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and Maycomb Holdings II, LLC, Maycomb Holdings, III, LLC, Siguler Guff Distressed Opportunities Fund IV, LP and Siguler Guff Distressed Opportunities Fund IV (T), LP (15)

10.16	Form of Securities Purchase Agreement with Other Investors (15)

10.17	Agreement by and between Sun National Bank and the Office of the Comptroller of the Currency (16)

10.18	Letter Agreement, dated April 11, 2011, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (17)

10.19	Letter Agreement, dated April 11, 2011, between Sun Bancorp, Inc. and Maycomb Holdings II, LLC, Maycomb Holdings III, LLC and Maycomb Holdings IV, LLC (17)

10.20	Letter Agreement, dated April 11, 2011, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, The Four B’s, NFI Interactive Logistics, LLC, National Distribution Centers, L.P. and National Freight, Inc.(17)

10.21	Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (18)

10.22	Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and Maycomb Holdings II, LLC, Maycomb Holdings III, LLC and Maycomb Holdings IV, LLC (18)

10.23	Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, The Four B’s, NFI Interactive Logistics, LLC, National Distribution Centers, L.P. and National Freight, Inc. (18)

10.24	Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and a fund managed by Anchorage Capital Group LLC, acting on behalf of Anchorage Capital Master Offshore, Ltd. (18)

10.25	Gross-Up Agreement, dated as of March 16, 2011, between Sun Bancorp, Inc. and a fund managed by Anchorage Capital Group LLC, acting on behalf of an investment fund that it advises (19)

11	Computation regarding earnings per share (13)

13	2012 Annual Report to Shareholders

21	Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

*	Attached as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on February 6, 2009 (Registration Number 333-157131).
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011 (File No. 0-20957).

(3)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 24, 2007 (File No. 0-20957).
(4)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (File No. 333-21903).
(5)	Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form 10 filed on June 28, 1996 (File No. 0-20957).
(6)	Incorporated by reference Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).
(7)	Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on April 16, 2002 (File No. 0-20957).
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration on S-8 filed on August 12, 2009 (File No. 333-161289).
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on August 12, 2009 (File No. 333-161288).
(10)	Incorporated by reference to Appendix F to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders filed with the SEC on September 28, 2010 (File No. 0-20957).
(11)	Incorporated by reference to Appendix G to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders filed with the SEC on September 28, 2010 (File No. 0-20957).
(12)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on July 22, 2009 (File No. 0-20957).
(13)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 (File No. 0-20957).
(14)	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 14, 2011.
(15)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Company’s Current Report on Form 8-K filed on July 13, 2010. (File No. 0-20957).
(16)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on April 21, 2010. (File No. 0-20957).
(17)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Current Report on Form 8-K filed on April 12, 2011 (File No. 0-20957).
(18)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Company’s Current Report on Form 8-K filed on August 10, 2011 (File No. 0-20957).
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 22, 2011 (File No. 0-20957).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 18, 2013.

SUN BANCORP, INC.

By:	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 18, 2013.

/s/ Bernard A. Brown Bernard A. Brown	/s/ Sidney R. Brown Sidney R. Brown
Chairman	Vice Chairman, Secretary and Treasurer

/s/ Wilbur L. Ross, Jr. Wilbur L. Ross, Jr.	/s/ Jeffrey S. Brown Jeffrey S. Brown
Director	Director

/s/ Anne E. Koons Anne E. Koons	/s/ Peter Galetto, Jr. Peter Galetto, Jr.
Director	Director

/s/ Thomas X. Geisel Thomas X. Geisel	/s/ Eli Kramer Eli Kramer
President & Chief Executive Officer and	Director
Director (Principal Executive Officer)

/s/ Anthony R. Coscia Anthony R. Coscia	/s/ William J. Marino William J. Marino
Director	Director

/s/ Philip A. Norcross Philip A. Norcross	/s/ Steven A. Kass Steven A. Kass
Director	Director

/s/ Thomas R. Brugger Thomas R. Brugger	/s/ Neil Kalani Neil Kalani
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)