Form 10-Q
period 2013-03-31
SUN BANCORP INC /NJ/
filed 2013-05-10
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Common Stock, $1.00 Par Value – 86,304,195 Shares Outstanding at May 3, 2013

Page Number

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2013 and December 31, 2012	3

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012	4

Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012	5

Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2013 and 2012	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3. Quantitative and Qualitative Disclosures about Market Risk	47

Item 4. Controls and Procedures	48

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3. Defaults Upon Senior Securities	49

Item 4. Mine Safety Disclosures	49

Item 5. Other Information	49

Item 6. Exhibits	50

Signatures	50

Exhibits

Exhibit 3.1 Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc.
Exhibit 3.2 Certificate of Amendment to Restated Certificate of Incorporation
Exhibit 3.3 Amended and Restated Bylaws of Sun Bancorp, Inc.
Exhibit 4.1 Common Security Specimen
Exhibit 31(a) Section 302 Certification of CEO
Exhibit 31(b) Section 302 Certification of Chief Financial Officer
Exhibit 32 Section 906 Certifications
Exhibit 101.INS XBRL Instance Document
Exhibit 101.SCH XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$63,608	$77,564
Interest-earning bank balances	248,052	92,052

Cash and cash equivalents	311,660	169,616
Investment securities available for sale (amortized cost of $315,810 and $439,488 at March 31, 2013 and December 31, 2012, respectively)	317,838	443,182
Investment securities held to maturity (estimated fair value of $920 and $960 at March 31, 2013 and December 31, 2012, respectively)	881	912
Loans receivable (net of allowance for loan losses of $47,124 and $45,873 at March 31, 2013 and December 31, 2012, respectively)	2,204,436	2,230,287
Loans held-for-sale, at lower of cost or market	—	21,922
Loans held-for-sale, at fair value	41,469	99,013
Restricted equity investments, at cost	17,125	17,886
Bank properties and equipment, net	49,477	50,805
Real estate owned	8,472	7,473
Accrued interest receivable	7,704	8,054
Goodwill	38,188	38,188
Intangible assets, net	2,341	3,262
Bank owned life insurance (BOLI)	75,802	76,858
Receivable from sales and maturities of investments	101,947	—
Other assets	49,806	56,573

Total assets	$3,227,146	$3,224,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,723,337	$2,713,224
Securities sold under agreements to repurchase – customers	2,726	1,968
Advances from the Federal Home Loan Bank of New York (FHLBNY)	61,077	61,415
Obligations under capital lease	7,541	7,609
Junior subordinated debentures	92,786	92,786
Deferred taxes, net	828	1,509
Other liabilities	74,510	82,925

Total liabilities	2,962,805	2,961,436

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized; 88,403,100 shares issued and 86,296,377 shares outstanding at March 31, 2013; 88,300,637 shares issued and 86,193,914 shares outstanding at December 31, 2012	88,403	88,301
Additional paid-in capital	506,773	506,537
Retained deficit	(305,558)	(308,011)
Accumulated other comprehensive income	1,200	2,186
Deferred compensation plan trust	(315)	(256)
Treasury stock at cost, 2,106,723 shares at March 31, 2013 and December 31, 2012	(26,162)	(26,162)

Total shareholders’ equity	264,341	262,595

Total liabilities and shareholders’ equity	$3,227,146	$3,224,031

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2013	2012
INTEREST INCOME
Interest and fees on loans	$24,899	$26,204
Interest on taxable investment securities	1,544	2,542
Interest on non-taxable investment securities	394	434
Dividends on restricted equity investments	246	227

Total interest income	27,083	29,407

INTEREST EXPENSE
Interest on deposits	3,015	3,684
Interest on funds borrowed	443	351
Interest on junior subordinated debentures	547	722

Total interest expense	4,005	4,757

Net interest income	23,078	24,650
PROVISION FOR LOAN LOSSES	171	30,683

Net interest income (loss) after provision for loan losses	22,907	(6,033)

NON-INTEREST INCOME
Service charges	2,229	2,741
Mortgage banking revenue, net	3,404	716
Gain on sale of available for sale securities	3,487	—
Investment products income	679	432
BOLI income	448	517
Derivative credit valuation adjustment	(504)	(314)
Other	1,139	1,427

Total non-interest income	10,882	5,519

NON-INTEREST EXPENSE
Salaries and employee benefits	14,292	13,747
Commission expense	2,041	1,024
Occupancy expense	3,576	3,049
Equipment expense	1,859	1,765
Data processing expense	999	1,056
Amortization of intangible assets	921	921
Insurance expense	1,430	1,479
Professional fees	2,647	479
Advertising expense	553	297
Problem loan expense	799	1,477
Real estate owned expense, net	234	81
Office supplies expense	229	319
Other	1,756	1,870

Total non-interest expense	31,336	27,564

INCOME (LOSS) BEFORE INCOME TAXES	2,453	(28,078)
INCOME TAX EXPENSE	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,453	$(28,078)

Basic earnings (loss) per share	$0.03	$(0.33)

Diluted earnings (loss) per share	$0.03	$(0.33)

Weighted average shares – basic	86,245,121	85,776,858

Weighted average shares – diluted	86,370,435	85,776,858

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Three Months Ended March 31,
	2013			2012
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$		2,453	$		(28,078)
Other Comprehensive Income, net of tax
Unrealized gains on securities:
Unrealized holding gains arising during period		$1,078			$1,513
Less: reclassification adjustment for gains included in net income		(2,064)			(3)
Reclassification adjustment for net impairment loss recognized in earnings		—			—

Other comprehensive (loss) income			(986)			1,510

COMPREHENSIVE INCOME (LOSS)	$		1,467	$		(26,568)

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Deferred Compensation	Treasury Stock	Total
BALANCE, JANUARY 1, 2012	$—	$87,825	$504,508	$(257,520)	$625	$(193)	$(26,162)	$309,083
Net loss	—	—	—	(28,078)	—	—	—	(28,078)
Other comprehensive income	—	—	—	—	1,510	—	—	1,510
Issuance of common stock	—	71	136	—	—	—	—	207
Stock-based compensation	—	28	413	—	—	—	—	441

BALANCE, March 31, 2012	$—	$87,924	$505,057	$(285,598)	$2,135	$(193)	$(26,162)	$283,163

BALANCE, JANUARY 1, 2013	$—	$88,301	$506,537	$(308,011)	$2,186	$(256)	$(26,162)	$262,595
Net income	—	—	—	2,453	—	—	—	2,453
Other comprehensive income	—	—	—	—	(986)	—	—	(986)
Issuance of common stock	—	58	142	—	—	(59)	—	141
Stock-based compensation	—	44	94	—	—	—	—	138

BALANCE, March 31, 2013	$—	$88,403	$506,773	$(305,558)	$1,200	$(315)	$(26,162)	$264,341

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$2,453	$(28,078)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	171	30,683
Reserve for unfunded commitments	108	322
Depreciation, amortization and accretion	3,257	3,002
Write down of book value of bank properties and equipment and real estate owned	47	143
Net loss (gain) on sale of real estate owned	94	(138)
Increase in fair value of interest rate lock commitments	214	—
Net gain on sales and calls of investment securities available-for-sale	(3,489)	—
Gain on sale of mortgage loans	(4,006)	(716)
Gain on bulk sale of jumbo residential mortgage loans	(856)	—
Derivative credit valuation adjustments	530	158
Increase in cash surrender value of BOLI	(448)	(517)
Stock-based compensation	138	442
Shares contributed to employee benefit plans	200	207
Change in fair value of residential mortgage loans held-for-sale	1,243	—
Mortgage loans originated for sale	(139,347)	(32,808)
Proceeds from the sale of mortgage loans	199,753	31,682
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	350	351
Other assets	1,479	1,597
Other liabilities	(13,700)	(5,771)

Net cash provided by operating activities	48,191	559

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(31,776)	(76,768)
Net redemption (purchases) of restricted equity securities	761	(20)
Proceeds from maturities, prepayments or calls of investment securities available for sale	35,409	34,355
Proceeds from maturities, prepayments or calls of investment securities held to maturity	30	332
Proceeds from sale of securities available for sale	31,359
Net (increase) decrease in loans	(27,493)	44,388
Proceeds from the sale of commercial real estate loans	20,771	—
Proceeds from bulk sale of jumbo residential mortgage loans	52,328	—
Return of surrender value of BOLI	1,504	—
Purchases of bank properties and equipment	(424)	(365)
Proceeds from sale of real estate owned	919	1,383

Net cash provided by investing activities	83,388	3,305

FINANCING ACTIVITIES
Net increase (decrease) in deposits	10,113	(35,947)
Net issuances of securities sold under agreements to repurchase – customer	758	202
Repayment of advances from FHLBNY	(338)	(325)
Repayment of obligations under capital leases	(68)	(63)

Net cash provided by (used in) financing activities	10,465	(36,133)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	142,044	(32,269)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	169,616	119,822

CASH AND CASH EQUIVALENTS, END OF PERIOD	$311,660	$87,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,561	$5,027
Income taxes paid	—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Trade date receivable from sale of investment securities	$94,509	$—
Obligations to purchase investment securities	10,500	—
Transfer of loans to real estate owned	2,070	492

See Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

(1) Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”).

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report on Form 10-K of Sun Bancorp, Inc. (the “Company”) for the year ended December 31, 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment on investment securities, income taxes and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications. Certain reclassifications have been made to prior periods in the unaudited condensed statements of operations to conform to current reporting. Such changes are not deemed material.

Basis of Consolidation. The unaudited condensed consolidated financial statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company, its principal wholly owned subsidiary, Sun National Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Sun Financial Services, L.L.C., 2020 Properties, L.L.C., and 4040 Properties, L.L.C. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 810-10, Consolidation, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII, Sun Capital Trust VIII, Sun Capital Trust IX and Sun Capital Trust X, collectively, the “Issuing Trusts”, are presented on a deconsolidated basis.

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

Loans held-for-sale. Loans held-for-sale totaled $41.5 million and $120.9 million at March 31, 2013 and December 31, 2012, respectively. The balance at March 31, 2013 represented residential mortgages originated with the intent to sell and recorded at fair value. The balance at December 31, 2012 includes $99.0 million of residential mortgages originated with the intent to sell which were recorded at fair value and $21.9 million of commercial real estate loans, recorded at the lower of cost or market. Effective July 1, 2012, the Company elected the fair value option under FASB ASC 825, The Fair Value Option for Financial Instruments (“FASB ASC 825”), on its loans held-for-sale portfolio.

Mortgage banking revenue, net. Mortgage banking revenue, net includes revenues associated with residential mortgage loans originated with the intent to sell, net of estimated recourse liability reserves. The components of this line item are as follows:

	For the Three Months Ended March 31,
	2013	2012
Gains on the sale of residential mortgage loans	$4,106	$716
Gain on bulk sale of jumbo residential mortgage loans	856	—
Market value adjustment on loans held-for-sale	(1,244)	—
Fair value of interest rate lock commitments	(214)	—
Recourse liability reserves	(100)	—

Mortgage banking revenue, net	$3,404	$716

Accumulated Other Comprehensive Income. The Company classifies items of accumulated comprehensive income by their nature and displays the details of other comprehensive loss in the unaudited condensed consolidated statements of comprehensive income. Amounts categorized as comprehensive loss represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment (“OTTI”) loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income (loss) for the period. These reclassifications for the three months ended March 31, 2013 and 2012 were as follows:

	For the Three Months Ended March 31,
	2013			2012
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain on securities available for sale during the period	$1,823	$(745)	$1,078	$2,559	$(1,046)	$1,513
Reclassification adjustment for net gain included in net income(1)	(3,487)	1,423	(2,064)	(5)	2	(3)

Net unrealized gain on securities available for sale	$(1,664)	$678	$(986)	$2,554	$(1,044)	$1,510

(1)	All amounts are included in gain on sale of available for sale securities in the unaudited condensed consolidated statements of operations.

Recent Accounting Principles.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company’s financial statements include the disclosures required upon the adoption of this accounting standards update.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This amendment provides an entity with the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. This amendment is effective for public entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The guidance had no impact on the Company as it does not have any indefinite-lived intangible assets.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). This amendment results in common offsetting requirements and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). This guidance is not intended to change, but enhance, the application requirements in FASB ASC 210, Balance Sheet (“FASB ASC 210”). This guidance is effective for public entities during interim and annual periods beginning after January 1, 2013. This guidance amends only the disclosure requirements and not the application of the accounting standard. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this update clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”), including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with FASB ASC 210 or FASB ASC 815 or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of these accounting standards updates had no impact on the Company’s financial statements.

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

Activity in the stock option plans for the three months ended March 31, 2013 was as follows:

Summary of Stock Option Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2013	1,785,157	$7.35	1,178,775
Granted	83,610	3.57
Exercised	—	—
Forfeited	(136)	—
Expired	—	—

March 31, 2013	1,868,631	$7.18	1,334,882
Stock Options vested or expected to vest(1)	1,826,424	$7.26

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 6.7 years for Options outstanding and 6.0 years for Options exercisable as of March 31, 2013.

At March 31, 2013, the aggregate intrinsic value was $103 thousand for Options outstanding and $17 thousand for Options exercisable.

During the three months ended March 31, 2013 and 2012, the Company granted 83,610 Options and 183,647 Options, respectively. In accordance with FASB ASC 718, the fair value of the Options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of a stock option is estimated using historical exercise behavior of employees at a particular level of management who were granted Options with a comparable term. The Options have historically been granted with a 10 year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the Options for the three months ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended March 31,
	2013	2012
Weighted average fair value of Options granted	$1.84	$1.37
Weighted average risk-free rate of return	0.76%	1.04%
Weighted average expected option life in months	59	61
Weighted average expected volatility	62%	61%
Expected dividends(1)	$—	$—

(1)	To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested Stock Award activity during the three months ended March 31, 2013 is presented in the following table:

Summary of Nonvested Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Awards outstanding, January 1, 2013	639,037	$3.30
Issued	—	—
Vested	(73,336)	4.60
Forfeited	—	—

Nonvested Stock Awards outstanding, March 31, 2013	565,701	$3.13

There were no nonvested Stock Awards issued during the three months ended March 31, 2013. During the three months ended March 31, 2012, there were 49,623 shares of nonvested Stock Awards issued. The value of these shares is based upon the closing price of the common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the nonvested Stock Awards issued.

Total compensation expense recognized related to Options and nonvested Stock Awards, including that for non-employee directors, during the three months ended March 31, 2013 and 2012 was $238 thousand and $493 thousand, respectively. As of March 31, 2013 there was approximately $929 thousand and $1.7 million of total unrecognized compensation cost related to Options and nonvested Stock Awards, respectively, granted by the Company. The cost of the Options and Stock Awards is expected to be recognized over a weighted average period of 3.0 years and 4.4 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at March 31, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
Available for sale:
U.S. Treasury securities	$30,986	$—	$(1)	$30,985
U.S. Government agency securities	4,967	—	(32)	4,935
U.S. Government agency mortgage-backed securities	223,111	6,246	(433)	228,924
Other mortgage-backed securities	285	2	—	287
State and municipal securities	31,086	2,566	—	33,652
Trust preferred securities	12,623	—	(6,320)	6,303
Collateralized loan obligations	10,500	—	—	10,500
Other securities	2,252	—	—	2,252

Total available for sale	315,810	8,814	(6,786)	317,838

Held to maturity:
U.S. Government agency mortgage-backed securities	631	39	—	670
Other securities	250	—	—	250

Total held to maturity	881	39	—	920

Total investment securities	$316,691	$8,853	$(6,786)	$318,758

December 31, 2012
Available for sale:
U.S. Treasury securities	$9,998	$13	$—	$10,011
U.S. Government agency securities	4,966	—	(17)	4,949
U.S. Government agency mortgage-backed securities	348,854	7,104	(980)	354,978
Other mortgage-backed securities	287	—	(1)	286
State and municipal obligations	36,848	3,322	—	40,170
Trust preferred securities	12,622	—	(6,740)	5,882
Corporate bonds	24,449	993	—	25,442
Other securities	1,464	—	—	1,464

Total available for sale	439,488	11,432	(7,738)	443,182

Held to maturity:
U.S. Government agency mortgage-backed securities	662	48	—	710
Other securities	250	—	—	250

Total held to maturity	912	48	—	960

Total investment securities	$440,400	$11,480	$(7,738)	$444,142

During the three months ended March 31, 2013, the Company had one state and municipal security called prior to maturity at a par value of $680 thousand, resulting in gross realized gains of $2 thousand, 40 available for sale securities were sold prior to maturity for gross proceeds of $128.3 million, of which $96.9 million has not been received as of March 31, 2013, resulting in gross realized gains of $3.5 million, and two securities matured which had an aggregate value of $10.0 million, of which $5.0 million has not been received as of March 31, 2013. The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2013
U.S. Treasury securities	$30,985	$(1)	$—	$—	$30,985	$(1)
U.S. Government agency securities	4,935	(32)	—	—	4,935	(32)
U.S. Government agency mortgage-backed securities	26,174	(433)	—	—	26,174	(433)
Trust preferred securities	—	—	6,303	(6,320)	6,303	(6,320)

Total	$62,094	$(466)	$6,303	$(6,320)	$68,397	$(6,786)

December 31, 2012
U.S. Government agency securities	$4,949	$(17)	$—	$—	$4,949	$(17)
U.S. Government agency mortgage-backed securities	69,145	(980)	—	—	69,145	(980)
Other mortgage-backed securities	286	(1)	—	—	286	(1)
Trust preferred securities	—	—	5,882	(6,740)	5,882	(6,740)

Total	$74,380	$(998)	$5,882	$(6,740)	$80,262	$(7,738)

The Company determines whether unrealized losses are temporary in accordance with FASB ASC 325-40, Investments – Other, when applicable, and FASB ASC 320-10, Investments – Overall (“FASB ASC 320-10”). The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of an OTTI condition. These include, but are not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer.

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations applies, the guidance requires the Company to record an OTTI charge to earnings for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations applies, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the consolidated statements of financial condition. Application of this guidance resulted in no OTTI charges during the three months ended March 31, 2013 and 2012.

The following is a roll-forward for the three months ended March 31, 2013 and 2012 of OTTI charges recognized in earnings as a result of credit losses on investments:

	For the Three Months Ended March 31,
	2013	2012
Cumulative OTTI, beginning of period	$10,203	$10,203
Additional increase as a result of net impairment losses recognized on investments	—	—
Decrease as a result of the sale of an investment with net impairment losses	—	—

Cumulative OTTI, end of period	$10,203	$10,203

U.S. Treasury Securities. At March 31, 2013, the gross unrealized loss in the category of less than 12 months of $1 thousand consisted of one agency security with an estimated fair value of $31.0 million issued and guaranteed by the U.S. Treasury. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of March 31, 2013, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

U.S. Government Agencies. At March 31, 2013, the gross unrealized loss in the category of less than 12 months of $32 thousand consisted of one agency security with an estimated fair value of $4.9 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of March 31, 2013, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

U.S. Government Agency Mortgage-Backed Securities. At March 31, 2013, the gross unrealized loss in the category of less than 12 months of $433 thousand consisted of three mortgage-backed securities with an estimated fair value of $26.2 million issued and guaranteed by a U.S. Government sponsored agency. The Company believes the unrealized losses are due to increases in market interest rates since the time the underlying securities were purchased. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of March 31, 2013, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Trust Preferred Securities. At March 31, 2013, the gross unrealized loss in the category of 12 months or longer of $6.3 million consisted of two trust preferred securities. The trust preferred securities are comprised of one non-rated single issuer security with an amortized cost of $3.8 million and an estimated fair value of $2.0 million, and one non-investment grade rated pooled security with an amortized cost of $8.8 million with an estimated fair value of $4.3 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The non-investment grade pooled security is in a senior position in the capital structure. The security had a 1.94 times principal coverage. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% of defaults or deferrals’ every three years with no recovery rate. As of March 31, 2013, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

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

During the three months ended March 31, 2013, the Company did not record an OTTI credit-related charge related to this deferring single issuer trust preferred security. Based on the Company’s most recent evaluation, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The Company recognizes that the length of time the issuer has been in deferral, the difficult economic environment and some weakened performance measures, while recently improving, increased the probability that a full recovery of principal and anticipated dividends may not be realized. However, the Company concluded that an impairment charge was not warranted at March 31, 2013.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at March 31, 2013 and December 31, 2012 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2013	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$33,215	$33,214	$—	$—
Due after one year through five years	547	579	250	250
Due after five years through ten years	16,459	17,392	—	—
Due after ten years	42,193	37,442	—	—

Total investment securities, excluding mortgage-backed securities	92,414	88,627	250	250
U.S. Government agency mortgage-backed securities	223,111	228,924	631	670
Other mortgage-backed securities	285	287	—	—

Total investment securities	$315,810	$317,838	$881	$920

December 31, 2012
Due in one year or less	$11,437	$11,452	$—	$—
Due after one year through five years	24,697	25,691	250	250
Due after five years through ten years	12,971	13,735	—	—
Due after ten years	41,242	37,040	—	—

Total investment securities, excluding mortgage-backed securities	90,347	87,918	250	250
U.S. Government agency mortgage-backed securities	348,854	354,978	662	710
Other mortgage-backed securities	287	286	—	—

Total investment securities	$439,488	$443,182	$912	$960

At March 31, 2013, the Company had $101.1 million, amortized cost, and $104.6 million, estimated fair value, of investment securities pledged to secure public deposits. As of March 31, 2013, the Company had $135.9 million, amortized cost, and $140.3 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(4) Loans

The components of loans as of March 31, 2013 and December 31, 2012 were as follows:

Loan Components

	March 31, 2013	December 31, 2012
Commercial:
Commercial and industrial	$556,342	$556,966
CRE owner occupied	528,033	527,825
CRE non-owner occupied	609,415	584,857
Land and development	43,289	55,919
Consumer:
Home equity lines of credit	200,084	207,720
Home equity term loans	29,235	30,842
Residential real estate	248,875	273,413
Other	36,287	38,618

Total gross loans held-for-investment	2,251,560	2,276,160
Allowance for loan losses	(47,124)	(45,873)

Net loans held-for-investment	$2,204,436	$2,230,287

Loans past due 90 days and accruing	$—	$—

Loans on Non-Accrual Status

	March 31, 2013	December 31, 2012
Commercial:
Commercial & industrial	$14,963	$12,156
Commercial & Industrial, held-for-sale	—	1,114
CRE owner occupied	15,024	14,957
CRE owner occupied, held-for-sale	—	3,223
CRE non-owner occupied	4,459	5,305
CRE non-owner occupied, held-for-sale	—	5,298
Land and development	10,568	20,897
Land and development, held-for-sale	—	589
Consumer:
Home equity lines of credit	4,723	3,714
Home equity term loans	1,256	1,226
Residential real estate	5,537	5,747
Other	621	658

Total non-accrual loans	$57,151	$74,884

Troubled debt restructuring, non-accrual	16,632	18,244
Troubled debt restructuring, non-accrual, held-for-sale	—	2,499

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

As of March 31, 2013, the Company had $27.0 million outstanding on 14 residential construction, commercial construction and land development relationships which agreements included interest reserves. As of December 31, 2012, the Company had $24.3 million outstanding on 19 residential construction, commercial construction and land development relationships which agreements included interest reserves. The total amount available in those reserves to fund interest payments was $3.4 million and $3.6 million at March 31, 2013 and December 31, 2012, respectively. There were no relationships with interest reserves which were on non-accrual status as of March 31, 2013 and December 31, 2012. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring, a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. During the first quarter of 2013, the Company entered into one TDR agreement. At March 31, 2013, the carrying value of this TDR was $197 thousand. The Company granted a concession to a distressed borrower affected by Hurricane Sandy by providing interest only payments for a period of six months. The TDR is currently on non-accrual status.

(5) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Three Months Ended March 31, 2013
	Commercial and Industrial	Home Equity(1)	Residential Real Estate	Other	Total
Allowance for loan losses:
Beginning balance	$33,197	$2,734	$3,333	$6,609	$45,873
Charge-offs	(2,986)	(665)	—	(151)	(3,802)
Recoveries	4,758	53	3	68	4,882

Net recoveries (charge-offs)	1,772	(612)	3	(83)	1,080
Provision for loan losses	735	2,625	(333)	(2,856)	171
Ending balance	$35,704	$4,747	$3,003	$3,670	$47,124

Ending balance: individually evaluated for impairment	$2,021	$—	$119	$—	$2,140

Ending balance: collectively evaluated for impairment	$35,430	$4,763	$2,894	$1,897	$44,984

Financing Receivables:
Ending balance	$1,737,079	$229,319	$248,875	$36,287	$2,251,560

Ending balance: individually evaluated for impairment	$61,339	$5,923	$5,734	$618	$73,614

Ending balance: collectively evaluated for impairment	$1,675,740	$223,396	$243,141	$35,669	$2,177,946

(1)	Amount includes both home equity lines of credit and term loans

	For the Three Months Ended March 31, 2012
	Commercial and Industrial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$34,227	$2,566	$903	$3,971	$41,667
Charge-offs	(20,053)	(462)	(32)	(253)	(20,800)
Recoveries	500	27	5	45	577

Net charge-offs	(19,553)	(435)	(27)	(208)	(20,223)
Provision for loan losses	29,380	709	374	220	30,683
Ending balance	$44,054	$2,840	$1,250	$3,983	$52,127

Ending balance: individually evaluated for impairment	$1,909	$—	$—	$—	$1,909

Ending balance: collectively evaluated for impairment	$42,145	$2,840	$1,250	$3,983	$50,218

Financing Receivables:
Ending balance	$1,820,054	$258,741	$109,807	$36,952	$2,225,554

Ending balance: individually evaluated for impairment	$103,685	$3,833	$2,545	$210	$110,273

Ending balance: collectively evaluated for impairment	$1,716,369	$254,908	$107,262	$36,742	$2,115,281

(1)	Amount includes both home equity lines of credit and term loans
(2)	Includes the unallocated portion of the allowance for loan losses.

The allowance for loan losses was $47.1 million and $45.9 million at March 31, 2013 and December 31, 2012, respectively. The ratio of allowance for loan losses to gross loans receivable was 2.09% at March 31, 2013 and 2.02% at December 31, 2012.

The provision for loan losses charged to expense is based upon historical loan loss experience, a series of qualitative factors and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC 310, Receivables (“FASB ASC 310”). Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform.

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

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Three Months Ended March 31, 2013
With no related allowance:
Commercial:
Commercial & industrial	$7,262	$7,667	$—	$7,455	$—	$—
CRE owner occupied	20,165	33,893	—	21,552
CRE non-owner occupied	3,986	4,369	—	4,737	—	—
Land and development	11,111	12,661	—	14,924	—	—
Consumer:
Home equity lines of credit	4,723	6,068	—	3,944	—	—
Home equity term loans	1,200	1,336	—	1,242	2	2
Residential real estate	5,293	5,774	—	5,348	7	7
Other	618	1,475	—	561	2	2

With an allowance recorded:
Commercial:
Commercial & industrial	$13,054	$13,474	$1,178	$9,872	$—	$—
CRE owner occupied	5,289	9,453	707	5,296	—	—
CRE non-owner occupied	473	473	135	53	—	—
Consumer:
Residential Real Estate	443	453	119	371	—	—

Total commercial	$61,339	$81,990	$2,021	$63,889	$—	$—
Total consumer	$12,276	$15,105	$119	$11,466	$11	$11

For the Year Ended December 31, 2012
With no related allowance:
Commercial:
Commercial & industrial	$17,257	$19,260	$—	$14,977	$53	$53
Commercial & Industrial, held-for-sale	1,125	2,252	—	1,987	—	—
CRE owner occupied	22,586	44,110	—	25,521	86	86
CRE owner occupied held-for-sale	5,596	17,091	—	11,384	—	—
CRE non-owner occupied	5,305	9,761	—	14,452	24	2 4
CRE non-owner occupied held-for-sale	5,428	9,583	—	5,269	—	—
Land and development	20,649	33,607	—	27,353	22	22
Land and development held-for-sale	589	2,124	—	1,255	—	—
Consumer:
Residential real estate	5,428	5,852	—	4,334	—	—
Home Equity Lines of Credit	3,582	4,610	—	2,942	9	9
Home Equity Term Loans	1,174	1,285	—	1,023	3	3
Other	631	1,489	—	231	—	—

With an allowance recorded:
Commercial:
Commercial & industrial	$—	$939	$—	$1,222	$—	$—
CRE owner occupied	4,649	8,779	649	6,029	—	—
Land and development	997	1,013	302	553	—	—
Consumer:
Residential Real Estate	184	194	98	71	—	—
Other	—	—	—	4	—	—

Total commercial	$84,182	$148,519	$951	$110,002	$185	$185
Total consumer	$10,999	$13,430	$98	$8,605	$12	$12

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2013 included $11 thousand of recognized interest income (on the accrual and cash basis) on average impaired loans of $75.4 million.

In accordance with FASB ASC 310, those impaired loans which are fully collateralized do not result in a specific allowance for loan losses. Included in impaired loans at March 31, 2013 were five TDRs, all of which were fully collateralized. In addition, one of the TDRs at March 31, 2013 included a commitment to lend additional funds of $143 thousand as of March 31, 2013.

The following table presents an analysis of the Company’s TDR agreements entered into during the three months ended March 31, 2013 and the three months ended March 31, 2012.

	Troubled Debt Restructurings
	As of March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate	1	$199	197

	Troubled Debt Restructurings
	As of March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
CRE owner occupied	11	$31,950	$21,436
Commercial and industrial	3	8,760	4,973
CRE non-owner occupied	1	265	265

During the three months ended March 31, 2013 and the three months ended March 31, 2012, the Company did not have any TDR agreements that had subsequently defaulted.

The following table presents the Company’s distribution of risk ratings within the held-for-investment loan portfolio, segregated by class, as of March 31, 2013 and December 31, 2012:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non-owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other
As of March 31, 2013
Grade:
Pass	$ 462,867	$ 441,690	$ 567,426	$ 30,722	$ 192,146	$27,947	$240,736	$35,282
Special Mention	50,518	33,578	24,768	—	—	—	—	—
Substandard	42,958	52,765	17,220	12,567	7,938	1,288	8,139	1,005

Total	$ 556,343	$ 528,032	$ 609,415	$ 43,289	$ 200,084	$29,235	$248,875	$36,287

As of December 31, 2012

Grade:
Pass	$ 479,983	$ 456,576	$ 544,645	$ 32,791	$ 200,429	$29,561	$265,139	$37,561
Special Mention	36,233	19,955	24,885	—	—	—	—	—
Substandard	40,750	51,294	15,327	23.128	7,291	1,281	8,274	1,057

Total	$ 556,966	$ 527,825	$ 584,857	$ 55,919	$ 207,720	$30,842	$273,413	$38,618

The Company’s primary tool for assessing risk when evaluating a loan in terms of its underwriting, structure, documentation and eventual collectability is a risk rating system where the loan is assigned a numeric value. Behind each numeric category is a defined set of characteristics reflective of the particular level of risk.

The risk rating system is based on a nine point grade using a two-digit scale. The lower five grades are for “pass” categories, while the higher four grades represent “criticized” categories which are equivalent to the guidelines utilized by the Office of the Comptroller of the Currency (“OCC”).

The loan officer is responsible for assigning, maintaining, and documenting accurate risk ratings for all commercial loans and commercial real estate loans. The loan officer assigns a risk rating at the inception of the loan, reaffirms it at each renewal, extension, or modification, and adjusts the rating based on the performance of the loan. As part of the loan review process, a regional credit officer will review risk ratings for accuracy. The loan officer’s risk rating will also be reviewed periodically by the loan review department and the Bank’s regulators.

To calculate risk ratings in a consistent fashion, the Company uses a Risk Rating Form that provides for a numerical grade to be assigned up to six characteristics of a loan including elements of its financial condition, abilities of management, position in the market, collateral support and the impact of changing conditions. When combined, an overall risk rating is provided. A separate set of risk rating elements are provided for loans associated with the financing of real estate projects.

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Loans 90 Days Past Due and Accruing
As of March 31, 2013
Commercial:
Commercial & industrial	$5,525	$3,105	$1,805	$10,435	$545,907	$556,342	$—
CRE owner occupied	3,963	1,947	10,584	16,494	511,539	528,033	—
CRE non-owner occupied	623	—	2,642	3,265	606,150	609,415	—
Land and development	—	—	11,012	11,012	32,277	43,289	—
Consumer:							—
Home equity lines of credit	2,095	583	3,377	6,055	194,029	200,084	—
Home equity term loans	280	214	1,014	1,508	27,727	29,235	—
Residential real estate	612	134	5,127	5,873	243,002	248,875	—
Other	406	271	431	1,108	35,179	36,287	—

Total	$13,504	$6,254	$35,992	$55,750	$2,195,810	$2,251,560	$—

As of December 31, 2012
Commercial:
Commercial & industrial	$3,192	$797	$2,350	$6,339	$550,627	$556,966	$—
CRE owner occupied	5,828	223	10,811	16,862	510,963	527,825	—
CRE non-owner occupied	4,037	1	2,974	7,012	577,845	584,857	—
Land and development	3.823	—	12,139	15,962	39,957	55,919	—
Consumer:
Home equity lines of credit	2,296	880	2,518	5,694	202,026	207,720	—
Home equity term loans	960	340	972	2,272	28,570	30,842	—
Residential real estate	8,387	328	5,288	14,003	259,410	273,413	—
Other	599	273	499	1,371	37,247	38,618	—

Total	$29,122	$2,842	$37,551	$69,515	$2,206,645	$2,276,160	$—

(6) Real Estate Owned

Real estate owned at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
Commercial properties	$6,619	$5,382
Residential properties	458	696
Bank properties	1,395	1,395

Total	$8,472	$7,473

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2013	$5,382	$696	$1,395	$7,473
Transfers from loans	1,960	110	—	2,070
Sale of real estate owned	(665)	(348)	—	(1,013)
Write down of real estate owned	(58)	—	—	(58)

Ending balance, March 31, 2013	$6,619	$458	$1,395	$8,472

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

Fair Value Hedges – Interest Rate Swaps. The Company has entered into interest rate swap arrangements to exchange the periodic payments on fixed-rate commercial loan agreements for variable-rate payments based on the one-month London Interbank Offered Rate (“LIBOR”) without the exchange of the underlying principal. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”), and are executed for periods and terms that match the related underlying fixed-rate loan agreements. The Company applies the “shortcut” method of accounting under FASB ASC 815, which assumes there is no ineffectiveness of a hedging arrangement’s ability to hedge risk as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying commercial loan agreements. Because the hedging arrangement is considered highly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of March 31, 2013 and December 31, 2012.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at March 31, 2013 and December 31, 2012:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	March 31, 2013		December 31, 2012
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$26,561	$(2,842)	$30,545	$(3,503)

Summary of Interest Rate Swap Components

	March 31, 2013	December 31, 2012
Weighted average pay rate	6.91%	6.85%
Weighted average receive rate	2.24%	2.22%
Weighted average maturity in years	2.5	2.6

Customer Derivatives – Interest Rate Swaps/Floors. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized negative derivative valuation adjustments of $504 thousand and $314 thousand in fair value adjustment charges during the three months ended March 31, 2013 and 2012, respectively. These balances included swap termination fees of $26 thousand and $156 thousand during the three months ended March 31, 2013 and 2012, respectively. These amounts are included in the derivative credit valuation adjustment in the unaudited condensed consolidated statements of operations as a reduction to other income.

	March 31, 2013		December 31, 2012
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$334,916	$35,617	$358,753	$40,594
Other liabilities	334,916	(36,203)	358,753	(40,646)

In addition, the Company has entered into an interest rate floor sale transaction with one commercial customer. The Company entered into corresponding interest rate floor purchase transactions with a third party in order to offset its exposure on the variable and fixed components of the customer agreements. As the interest rate floors with both the customer and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate floors are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The combined notional amount of the two interest rate floors was $15.7 million and $15.9 million at March 31, 2013 and December 31, 2012, respectively.

Interest rate lock commitments on residential mortgages. As a part of its normal residential mortgage operations, the Bank will enter into an interest rate lock commitment with a potential borrower. The Bank enters into a corresponding commitment to an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings to account for the net change in fair value of these transactions. The interest rate lock commitment had notional amounts of $91.5 million for the held-for-sale pipeline, as of March 31, 2013.

(8) Deposits

Deposits consist of the following major classifications:

	March 31, 2013	December 31, 2012
Interest-bearing demand deposits	$1,251,135	$1,215,548
Non-interest-bearing demand deposits	520,186	535,635
Savings deposits	269,194	264,155
Time certificates under $100,000	321,779	323,768
Time certificates $100,000 or more	247,834	256,725
Brokered time deposits	113,209	117,393

Total	$2,723,337	$2,713,224

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

Earnings (Loss) Per Share Computation

	For the Three Months Ended March 31,
	2013	2012
Net income (loss)	$2,453	$(28,078)
Average common shares outstanding	86,245,121	85,776,858
Net effect of dilutive common stock equivalents	125,314	—

Adjusted average shares outstanding - dilutive	86,370,435	85,776,858

Basic earnings (loss) per share	$0.03	$(0.33)
Diluted earnings (loss) per share	$0.03	$(0.33)

(10) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $40.3 million and $40.5 million at March 31, 2013 and December 31, 2012, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the judgment of management, the financial condition of the Company will not be affected materially by the final outcome of any letters of credit.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of March 31, 2013, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at March 31, 2013 and December 31, 2012 was $721 thousand and $613 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Reserve for Residential Mortgage Loans Sold with Recourse

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the consolidated statements of financial condition. As of March 31, 2013, the Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of March 31, 2013 and December 31, 2012 was $425 thousand and $325 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
March 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$30,985	$30,985	$—	$—
U.S. Government agencies	4,935	—	4,935	—
U.S. Government agency mortgage-backed securities	228,924	—	228,924	—
Other mortgage-backed securities	287	—	287	—
State and municipal securities	33,652	—	33,652	—
Trust preferred securities	6,303	—	—	6,303
Collateralized loan obligations	10,500	—	—	10,500
Other securities	2,252	2,252	—	—
Residential mortgage loans held-for-sale	41,469	—	41,469	—
Interest rate lock commitments on residential mortgages	633	—	—	633
Interest rate swaps	35,617	—	35,617	—
Interest rate floor	237	—	237	—
Liabilities:
Fair value interest rate swaps	2,842	—	2,842	—
Interest rate swaps	36,203	—	36,203	—
Interest rate floor	237	—	237	—

December 31, 2012
Assets:
Investment securities available for sale:
U.S. Treasury securities	$10,011	$10,011	$—	$—
U.S. Government agencies	4,949		4,949
U.S. Government agency mortgage-backed securities	354,978	—	354,978	—
Other mortgage-backed securities	286	—	286	—
State and municipal obligations	40,170	—	40,170	—
Trust preferred securities	5,882	—	—	5,882
Corporate bonds	25,442	—	25,442	—
Other securities	1,464	1.464	—	—
Residential loans held-for-sale	99,013	—	99,013	—
Interest rate lock commitments on residential mortgages	847	—	—	847
Interest rate swaps	40,594	—	40,594	—
Interest rate floor	275	—	275	—
Liabilities:
Fair value interest rate swaps	3,503	—	3,503	—
Interest rate swaps	40,646	—	40,646	—
Interest rate floor	275	—	275	—

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

In general, the Level 2 valuation process uses the following significant inputs in determining the fair value of the Company’s different classes of investments:

U.S. Government agency securities. The Company’s U.S. agency securities consist of a fixed rate agency callable security. These securities are evaluated based on either a nominal spread basis for non–callable securities or an option adjusted spread (“OAS”) basis for callable securities. The nominal spread and OAS levels are derived from observations of identical or comparable securities actively trading in the markets.

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

Other mortgage-backed securities. The Company’s other mortgage-backed securities consist of whole loan, non-agency collateralized mortgage obligations (“CMOs,” individually, each a “CMO”). These securities are evaluated based on generic tranches and generic prepayment speed estimates of various types of collateral from contributing firms and broker/dealers in the whole loan CMO market.

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

Residential mortgage loans held-for-sale. Effective July 1, 2012, the Company’s residential mortgage loans held-for-sale were recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. The Company adopted the fair value option on these loans as it believes the fair value measurement of such loans reduces certain timing differences between related revenue and expense recognition in the Company’s financial statements and better aligns with the management of the portfolio from a business perspective. The fair value option allows the Company to record the mortgage loans held-for-sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held for sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $821 thousand as of March 31, 2013. There were no residential mortgage loans held-for-sale that were nonaccrual or 90 or more days past due as of March 31, 2013 or December 31, 2012. Interest income on these loans is recognized in interest and fees on loans in the consolidated statements of operations.

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

Level 3 Valuation Techniques and Inputs

Trust preferred securities. The trust preferred securities are evaluated on a quarterly basis based on whether the security is an obligation of a single issuer or part of a securitization pool. For single issuer obligations, the Company uses discounted cash flow models which incorporate the contractual cash flow for each issue adjusted as necessary for any potential changes in amount or timing of cash flows. The cash flow model of a pooled issue incorporates anticipated loss rates and severities of the underlying collateral as well as credit support provided within the securitization. At least quarterly, the Company’s Treasury personnel review the modeling assumptions and the discount and forward rates. Changes in those assumptions could potentially have a significant impact on the fair value of the trust preferred securities.

The cash flow model for the pooled issue owned by the Company at March 31, 2013 and December 31, 2012 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange (“NYSE”) or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, those market spreads were 5.5% for the pooled security and 9.5% for the single issuer that is currently deferring interest payments. An increase or decrease of 3% in the discount rate on the pooled issue would result in a decrease of $1.4 million or an increase of $2.4 million in the security fair value, respectively. An increase or decrease of 3% in the discount rate on the single issuer would result in a decrease of $440 thousand or an increase of $705 thousand in the security fair value, respectively.

Collateralized loan obligations. The fair value measurements for collateralized loan obligations are obtained through a third party pricing service. Inputs into the model-based valuations can include changes in market indexes, selling prices of similar securities, management’s assumptions related to the credit rating of the security, prepayment assumptions and other factors such as credit loss assumptions and management’s assessment of the current market conditions. Those valuations would be classified as Level 3. Due to the proximity of the purchases of these securities to the balance sheet date, the fair value of the collateralized loan obligations equaled their purchase price at March 31, 2013.

Interest rate lock commitments on residential mortgages. The determination of the fair value of interest rate lock commitments is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The pull through percentage, which is based upon historical experience, was 70% as of March 31, 2013 and December 31, 2012. An increase or decrease of 20% in the pull through assumption would result in a positive or negative change of $181 thousand in the fair value of interest rate lock commitments. The fair value of interest rate lock commitments was $633 thousand at March 31, 2013 and $847 thousand at December 31, 2012.

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Investment Securities

	For the Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$5,882	$4,908
Total gains, realized/unrealized:
Included in earnings	—	—
Included in accumulated other comprehensive income	421	1,070
Purchases	10,500	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers into Level 3	—	—

Balance, end of period	$16,803	$5,978

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Interest Rate Lock Commitments on Residential Mortgages

	For the Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$847	$—
Total gains, realized/unrealized:
Included in earnings(1)	(214)	—
Included in accumulated other comprehensive income		—
Transfers into Level 3	—	—

Balance, end of period	$633	$—

(1)	Amount included in mortgage banking revenue, net of the unaudited condensed consolidated statements of operations.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, Small Business Administration (“SBA”) servicing assets, restricted equity investments, goodwill and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At March 31, 2013 and 2012, these assets were valued in accordance with GAAP and, except for impaired loans and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820.

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets
	Total	Level 1	Level 2	Level 3
March 31, 2013
Assets:
Impaired loans	$55,560	$—	$—	$55,560	$(3,896)
Real estate owned	154	—	—	154	(58)
March 31, 2012
Assets:
Impaired loans	$63,143	$—	$—	$63,143	$(17,092)
Real estate owned	84	—	—	84	(103)

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

The most recent appraisal or reported value of the collateral securing a loan, net of a discount for the estimated cost of liquidation, is the Company’s basis for determining fair value.

The following steps are taken to determine the fair value of real estate securing a loan that will be potentially subject to impairment:

Loan Category Used for Impairment Review	Method of Determining the Value
Loans less than $1 million	Evaluation or restricted use appraisal
Loans $1 million or greater
Existing appraisal 18 months or less	Restricted use appraisal
Existing appraisal greater than 18 months	Summary form appraisal
Commercial Loans secured primarily by residential real estate
Loans less than $1 million	Automated valuation model
Loans $1 million or greater	Summary form appraisal
Non-commercial loans secured primarily by residential real estate
Loans less than $250,000	Automated valuation model or summary form appraisal
Loans $250,000 or greater	Summary form appraisal

An evaluation report, as defined by the OCC, is a written report prepared by an appraiser that describes the real estate collateral, its condition, current and projected uses and sources of information used in the analysis, and provided an estimate of value in situations when an appraisal is not required.

A restricted appraisal is defined as a written report prepared under the Uniform Standards of Professional Appraisal Practice (“USPAP”). A restricted use appraisal is for the Company’s use only and should contain a brief statement of information significant to the determination of the collateral value. This report can be used for ongoing collateral monitoring.

A summary form appraisal is defined as a written report prepared under the USPAP which contains a detailed summary of all information significant to the solution of the appraisal problem. This report is more detailed than a restricted use report and provides sufficient information to enable the user to understand the rationale for the opinions and conclusions in the report.

An automated valuation model is an internal computer program that estimates a property’s market value based on market, economic, and demographic factors.

On a quarterly basis, or more frequently as necessary, the Company will review the circumstances of each collateral dependent loan and real estate owned property. A collateral dependent loan is defined as one that relies solely on the operation or the sale of the collateral for repayment. Adjustments to any specific reserve relating to a collateral shortfall, as compared to the outstanding loan balance, will be made if justified by appraisals, market conditions or current events concerning the loan.

All appraisals received which are utilized to determine valuations for criticized and classified loans or properties placed in real estate owned are provided under an “as is” value. Partially charged off loans are measured for impairment upon receipt of an updated appraisal based on the relationship between the remaining balance of the charged down loan and the discounted appraised value. Such loans will remain on non-accrual status unless performance by the borrower warrants a return to accrual status. Recognition of non-accrual status occurs at the time a loan can no longer support principal and interest payments in accordance with the original terms and conditions of the loan documents. When impairment is determined, a specific reserve reflecting any calculated shortfall between the value of the collateral and the outstanding balance of the loan is recorded. Subsequent adjustments, prior to receipt of a new appraisal, to any related specific reserve will be made if justified by market conditions or current events concerning the loan. If an internal discount-based evaluation is being used, the discount percentage may be adjusted to reflect market changes, changes to the collateral value of similar loans or circumstances of the individual loan itself. The amount of the charge off is determined by calculating the difference between the current loan balance and the current collateral valuation, plus estimated cost to liquidate.

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $14.6 million and $5.4 million at March 31, 2013 and 2012, respectively. The collateral underlying these loans had a fair value of $13.1 million and $3.6 million, including a specific reserve in the allowance for loan losses of $1.5 million and $1.9 million at March 31, 2013 and 2012, respectively. There were $0 and $55 thousand in charge-offs of impaired loans with specific reserves during the three months ended March 31, 2013 and 2012, respectively. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $42.4 million and $59.6 million at March 31, 2013 and 2012, respectively, as the underlying collateral was not below the carrying amount; however, these loans did include charge-offs of $2.4 million and $15.1 million during the three months ended March 31, 2013 and 2012, respectively.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned also includes bank properties transferred from operations. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the three months ended March 31, 2013, the Company recorded decreases in fair value of $58 thousand on two commercial properties. During the three months ended March 31, 2012, the Company recorded a decrease in fair value of $103 thousand on two commercial properties. The adjustments to the bank properties and commercial properties were based upon unobservable inputs, and therefore categorized as Level 3 measurements.

There were no transfers between the three categories of the fair value hierarchy during the three months ended March 31, 2013 or 2012. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$63,608	$63,608	$77,564	$77,564
Interest-earning bank balances	248,052	248,052	92,052	92,052
Investment securities available for sale	317,838	317,838	443,182	443,182
Investment securities held to maturity	881	920	912	960
Loans receivable, net	2,177,876	2,049,638	2,203,307	2,055,025
Loans held-for-sale	41,469	41,469	123,005	123,005
Hedged commercial loans(1)	26,540	29,380	26,980	30,477
Restricted equity investments	17,125	17,125	17,886	17,886
Interest rate lock commitments on residential mortgages	633	633	847	847
Interest rate swaps	35,617	35,617	40,594	40,594
Interest rate floor	237	237	275	275
Liabilities:
Demand deposits	1,771,321	1,749,575	1,751,183	1,729,671
Savings deposits	269,194	267,686	264,155	262,636
Time deposits	682,822	680,071	697,886	695,093
Securities sold under agreements to repurchase – customers	2,726	2,726	1,968	1,968
Advances from FHLBNY	61,077	62,539	61,415	62,784
Junior subordinated debentures	92,786	60,102	92,786	57,072
Fair value interest rate swaps	2,842	2,842	3,503	3,503
Interest rate swaps	36,203	36,203	40,646	40,646
Interest rate floor	237	237	275	275

(1)	Includes positive market value adjustment of $2.8 million and $3.5 million at March 31, 2013 and December 31, 2012, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

Cash and cash equivalents. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value. This is a Level 1 fair value input.

Investment securities. For investment securities, fair values are based on a combination of quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded and price models, discounted cash flow methodologies, or similar techniques that may contain unobservable inputs that are supported by little or no market activity and require significant judgment. The fair value of available-for-sale securities is measured using all Level inputs, but primarily Level 2. The fair value of held-to-maturity securities is measured utilizing Level 2 inputs.

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

Loans held-for-sale. Loans held-for-sale includes residential mortgage loans that are originated with the intent to sell. These loans were recorded at fair value as the Company elected the fair value option under FASB ASC 825, effective July 1, 2012. The fair value of loans held-for-sale is valued using the quoted market price of such loans, which is a Level 2 input. At December 31, 2012, loans held-for-sale also included $21.9 million of commercial real estate loans recorded at lower of cost or estimated fair value for which the fair value was determined based upon the agreed upon sales price with the third-party purchaser.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

(12) Regulatory Matters

The Company is subject to risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve System (the “FRB”) for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under the requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Total Capital, Tier 1 Capital and Leverage (Tier 1 Capital divided by average assets) ratios (set forth in the table below) are maintained. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets and certain off-balance sheet items as calculated under regulatory practices.

The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices. The Company and the Bank were in compliance with these regulatory capital requirements of the FRB and the OCC as of March 31, 2013. As discussed below and elsewhere herein, additional capital requirements have been imposed on the Bank by the OCC, which the Bank was also in full compliance with as of March 31, 2013 and December 31, 2012.

On April 15, 2010, the Bank entered into a written agreement with the OCC (the “OCC Agreement”) which contained requirements to develop and implement a profitability and capital plan which provides for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment. The capital plan was also required to contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC. During the second quarter of 2010, the Company delivered its profit and capital plans to the OCC.

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter of 2010, the Company revised and implemented changes to policies and procedures pursuant to the OCC Agreement. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. As of March 31, 2013, the Bank’s brokered deposits represented 3.8% of its total liabilities.

In addition, the Federal Reserve Bank of Philadelphia (the “Federal Reserve”) has also recently notified us that we are now required to seek the prior approval of the Federal Reserve before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures.

In October 2011, the Board of Directors of the Company resolved, among other things, not to declare or pay cash dividends, take dividends from the Bank or repurchase its stock, without the prior written approval of the Federal Reserve.

The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At March 31, 2013, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.33%, its Tier 1 Capital ratio was 12.25%, and its Total Capital ratio was 13.50%.

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of March 31, 2013 and December 31, 2012.

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2013
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$342,986	14.21%	$193,163	8.00%		N/A
Sun National Bank	325,398	13.50	192,760	8.00	$240,950		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	297,571	12.32	96,581	4.00		N/A
Sun National Bank	295,060	12.25	96,380	4.00	144,570		6.00
Leverage ratio:
Sun Bancorp, Inc.	297,571	9.40	126,631	4.00		N/A
Sun National Bank	295,060	9.33	126,444	4.00	158,055		5.00
December 31, 2012
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$340,111	13.72%	$198,340	8.00%		N/A
Sun National Bank	322,041	13.02	197,964	8.00	$247.455		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	293.008	11.82	99.170	4.00		N/A
Sun National Bank	290.922	11.76	98.982	4.00	148.473		6.00
Leverage ratio:
Sun Bancorp, Inc.	293.008	9.30	126.080	4.00		N/A
Sun National Bank	290.922	9.24	125.902	4.00	157.377		5.00

(1)	Not applicable for bank holding companies.

At March 31, 2013 and December 31, 2012, although the Company and the Bank exceeded the regulatory minimum ratios for classification as “well capitalized,” due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.”

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at March 31, 2013. Per the OCC Agreement and the Board resolutions referenced above, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve.

The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100,000 to $250,000 and extended the unlimited deposit insurance coverage for noninterest-bearing transaction accounts until December 31, 2012, at which time the extension expired. Upon expiration, these types of deposits were only insured up to the same $250,000 limit as other types of deposit accounts.

In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2010. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment did not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 31, 2009, the Company paid the FDIC prepaid assessment of $18.3 million. At March 31, 2013, the Company’s prepaid assessment balance was $1.6 million, with $1.0 million being recognized in expense during the three months ended March 31, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q of the “Company” and the documents incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We are including this statement for the purpose of invoking those safe harbor provisions. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements may include, among other things:

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

•

legislative and regulatory changes, including the Dodd-Frank Act and impending regulations, changes in banking, securities and tax laws and regulations and their application by our regulators and changes in the scope and cost of FDIC insurance and other coverages;

•	the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the FRB;

•	inflation, interest rate, market and monetary fluctuations;

•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;

•	the effect of and our compliance with the terms of the OCC Agreement as well as compliance with the individual minimum capital ratios established for the Bank by the OCC;

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

•	technological changes;

•	acquisitions;

•	changes in consumer and business spending, borrowing and saving habits and demand for financial services in our market area;

•	adverse changes in securities markets;

•	the inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the FASB;

•	war or terrorist activities;

•

other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the Securities and Exchange Commission (“SEC”); and

•	our success at managing the risks involved in the foregoing.

Some of these and other factors are discussed in the Company’s December 31, 2012 Annual Report on Form 10-K under “Item 1A. Risk Factors” as such may be amended or supplemented herein or in other filings pursuant to the Securities Exchange Act of 1934, as amended. The development of any or all of these factors could have an adverse impact on our financial position and results of operations.

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

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q of the Company contains financial information calculated by methods other than in accordance with GAAP. Management uses these “non-GAAP” measures in their analysis of the Company’s performance. Management believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company believes that a meaningful analysis of its financial performance requires an understanding of the factors underlying that performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management uses these measures to evaluate the underlying performance and efficiency of operations. Management believes these measures reflect core trends of the business.

Tax Equivalent Net Interest Income:

This Quarterly Report on Form 10-Q references tax-equivalent interest income. Tax-equivalent interest income is a non-GAAP financial measure. Tax-equivalent interest income assumes a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended March 31, 2013 and March 31, 2012 were $212 thousand and $233 thousand, respectively. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. The following table provides a reconciliation of tax equivalent net interest income to GAAP net interest income using a 35% tax rate:

March 31,	2013	2012
Net interest income, as presented	$23,078	$24,650
Effect of tax-exempt income	212	233

Net interest income, tax equivalent	$23,290	$24,883

Core Deposits:

Core deposits is calculated by excluding time deposits and brokered deposits from total deposits. The following table provides a reconciliation of core deposits to GAAP total deposits at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Total deposits	$2,723,337	$2,713,224
Less: Time deposits	569,613	580,493
Less: Brokered deposits	113,209	117,393

Core deposits	$2,040,515	$2,015,338

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in the tables are in thousands)

Overview

The Company is a bank holding company headquartered in Vineland, New Jersey, and has an executive office in Mt. Laurel, New Jersey, with its principal subsidiary being the Bank. At March 31, 2013, the Company had total assets of $3.2 billion, total liabilities of $3.0 billion and total shareholders’ equity of $264.3 million. Through the Bank, the Company provides commercial and consumer banking services. The Company offers a comprehensive array of lending, depository and financial services to its commercial and consumer customers throughout the marketplace. The Company funds its lending activities primarily through retail and brokered deposits, the scheduled maturities of its investment portfolio and other wholesale funding sources.

As a financial institution with a primary focus on traditional banking activities, the Company generates the majority of its revenue through net interest income, which is defined as the difference between interest income earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon the Company’s ability to prudently manage the balance sheet for growth, combined with how successfully it maintains or increases net interest margin. The Company also generates revenue through fees earned on the various services and products offered to its customers and through sales of loans, primarily SBA loans and residential mortgages. Offsetting these revenue sources are provisions for credit losses on loans, operating expenses and income taxes.

The economic recovery has been slower than anticipated, but signs of growth that began to appear in the fourth quarter of 2012 have continued into the first quarter of 2013. Interest rates have remained near historical lows. The unemployment rate in the U.S. remained stable at 7.8% in March 2013 from December 2012 and has since declined to 7.5%. According to recently released estimates, the U.S. gross domestic product for the fourth quarter of 2012 increased at an annual rate of 2.5% as compared to 0.4% growth in the fourth quarter of 2012. The increase is primarily due to improved private inventory investment, acceleration in personal consumption expenditures, an increase in exports and a smaller decrease in federal government spending that were partly offset by increased imports and slower nonresidential fixed investment. The increase in job growth which occurred during 2012 coupled with increased spending and some improvements in the housing sector have created some optimism in the markets that an economic recovery may be underway. New Jersey has also been hit particularly hard by the economic slump for the past few years and remains hampered by high unemployment. Signs of improvement in New Jersey were recently seen as the unemployment rate in the state declined to 9.0% in March 2013 from 9.6% as of December 2012.

At its latest meeting in March 2013, the FRB decided to keep the Federal Funds target rate unchanged in a continued effort to help stimulate economic growth. Since December 2008, the FRB has kept the Federal Funds rate, a key indicator of short-term rates such as credit card rates and HELOC rates, at a range of 0.00%-0.25% with the intent of encouraging consumers and businesses to borrow and spend to help jump start the economy. The FRB decided to maintain this target range and anticipates that it will be appropriate at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than a 0.5% above the 2% percent longer-run goal, and longer-term inflation expectations continue to be well anchored.

The continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the quarter ended March 31, 2013.

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

Management monitors its allowance for loan losses on a monthly basis and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors warrant. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

•	Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications

•	Nature, volume, and concentrations of loans;

•	Historical loss trends;

•	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, and for commercial loans, the level of loans being approved with exceptions to policy;

•	Experience, ability and depth of management and staff;

•	National and local economic and business conditions, including various market segments;

•	Quality of the Company’s loan review system and degree of Board oversight; and

•	Effect of external factors, including the deterioration of collateral values, on the level of estimated credit losses in the current portfolio.

Additionally, historic loss experience over a three-year horizon, based on a rolling 12-quarter migration analysis, is taken into account for commercial loans. For non-commercial loans, future losses are estimated based on historical loss rates. In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans without reserves (specific allowance). A specific allowance is calculated on individually identified impaired loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience.

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

Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, the current state of the national economy and local economies of the areas in which the loans are concentrated and their slow recovery from a severe recession could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, the Company’s determination as to the amount of its allowance for loan losses is subject to review by the Bank’s primary regulator, the OCC, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of the OCC examination.

Accounting for Income Taxes. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the unaudited condensed consolidated statements of operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FASB ASC 740.

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

Fair Value Measurement. The Company accounts for fair value measurement in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). FASB ASC 820 establishes a framework for measuring fair value. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, emphasizing that fair value is a market-based measurement and not an entity-specific measurement. FASB ASC 820 clarifies the application of fair value measurement in a market that is not active. FASB ASC 820 also includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. FASB ASC 820 addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses price or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves converting future amounts into a single present value. The measurement is valued based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

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

Derivative financial instruments. The Company’s derivative financial instruments are not exchange-traded and therefore are valued utilizing models that use as their basis readily observable market parameters, specifically the LIBOR swap curve, and are classified within Level 2 of the valuation hierarchy.

Residential mortgage loans held-for-sale. Effective July 1, 2012, the Company’s residential mortgage loans held-for-sale were recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans.

The Company adopted the fair value option on these loans which allows the Company to record the mortgage loans held-for-sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held-for-sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility as the amounts more closely offset, particularly in environments in which interest rates are declining. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $821 thousand as of March 31, 2013 and $847 thousand at December 31, 2012.

Interest rate lock commitments on residential mortgages. The Company enters into interest rate lock commitments on its residential mortgage loans originated for sale. The determination of the fair value of interest rate lock commitments is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The pull through percentage, which is based upon historical experience, was 70% at March 31, 2013.

In addition, certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, commercial loans held-for-sale, SBA servicing assets, restricted equity investments and loans or bank properties transferred in other real estate owned at fair value on a non-recurring basis.

Valuation techniques and models utilized for measuring financial assets and liabilities are reviewed and validated by the Company at least quarterly.

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. FASB ASC 350-20-35, Intangibles – Goodwill and Other – Goodwill, outlines a two-step goodwill impairment test. Significant judgment is applied when goodwill is assessed for impairment. Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. As defined in FASB ASC 280, Segment Reporting, a reporting unit is an operating segment or one level below an operating segment. The Company has one reportable operating segment, “Community Banking”, as defined in Note 1 of the notes to the unaudited condensed consolidated financial statements. If the fair value of a reporting unit exceeds it carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds it implied fair value, the second step is performed to measure the amount of the impairment loss, if any. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company typically evaluates its goodwill for impairment annually at December 31, unless circumstances indicate that a test is required at an earlier date.

Recent Accounting Principles.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company’s financial statements include the disclosures required upon the adoption of this accounting standards update.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This amendment provides an entity with the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. This amendment is effective for public entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The guidance had no impact on the Company as it does not have any indefinite-lived intangible assets.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This amendment results in common offsetting requirements and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). This guidance is not intended to change, but enhance, the application requirements in FASB ASC 210, Balance Sheet (“FASB ASC 210”). This guidance is effective for public entities during interim and annual periods beginning after January 1, 2013. This guidance amends only the disclosure requirements and not the application of the accounting standard. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this update clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”), including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with FASB ASC 210 or FASB ASC 815 or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of these accounting standards updates had no impact on the Company’s financial statements.

Financial Condition

Total assets were $3.23 billion at March 31, 2013 as compared to $3.22 billion at December 31, 2012. Loans receivable, net of allowance for loan losses, decreased $25.9 million to $2.20 billion at March 31, 2013 as compared to $2.23 billion at December 31, 2012. This decrease was primarily due to the sale of a pool of $51.5 million of jumbo residential mortgage loans from the held-for-investment portfolio during the quarter ended March 31, 2013. Loans held-for-sale decreased $79.5 million, or 66.7%. This was due to the closing of the commercial loan sale in the first quarter as well as a net decrease of $57.5 million in the residential mortgage loan held-for-sale portfolio, as volume typically declines during the winter months. Investments available-for-sale decreased $125.3 million from $443.2 million at December 31, 2012 to $317.8 million at March 31, 2013 due primarily to the sale of $124.8 million of securities, of which $94.6 million are pending settlement at March 31, 2013.

Total liabilities equaled $2.96 billion at March 31, 2013 and December 31, 2012. Deposits increased $10.1 million, or 0.4%, partially offset by a decrease in other liabilities of $8.4 million, or 10.2%. Shareholders’ equity was $264.3 million at March 31, 2013 as compared to $262.6 million at December 31, 2012, with the increase primarily as a result of the net income of $2.5 million for the first quarter of 2013.

Total non-performing loans decreased $21.8 million to $73.8 million at March 31, 2013 from December 31, 2012. The decrease in non-performing loans was due primarily to pay downs and the settlement of nonperforming loans moved to held for sale in the fourth quarter of 2012, both for $12.7 million. Total non-accruing troubled debt restructurings (‘TDRs’) at March 31, 2013 were $16.6 million.

As of March 31, 2013, the Company had $27.0 million outstanding on 14 residential construction, commercial construction and land development relationships which agreements included interest reserves. As of December 31, 2012, the Company had $24.3 million outstanding on 19 residential construction, commercial construction and land development relationships which agreements included interest reserves. The total amount available in those reserves to fund interest payments was $3.4 million and $3.6 million at March 31, 2013 and December 31, 2012, respectively. There were no relationships with interest reserves which were on non-accrual status as of March 31, 2013 and December 31, 2012. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at underwriting time in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at March 31, 2013 and December 31, 2012.

Table 1: Summary of Non-performing Assets and TDRs

	March 31, 2013	December 31, 2012
Non-performing assets:
Non-accrual loans	$57,151	$74,884
Troubled debt restructuring, non-accruing	16,632	18,244
Troubled debt restructuring, non-accruing, held-for-sale	—	2,499
Loans past due 90 days and accruing	—	—
Real estate owned, net	8,472	7,473

Total non-performing assets	$82,255	$103,100

The Company’s allowance for losses on loans increased to $47.1 million, or 2.09% of gross loans receivable, at March 31, 2013 from $45.9 million, or 2.02% of gross loans receivable, at December 31, 2012. The provision for loan losses was $171 thousand for the three months ended March 31, 2013 compared to $30.7 million for the same period in 2012. Recoveries were $4.9 million for the first quarter of 2013 primarily driven by the payoff of two commercial loans which resulted in $3.0 million of recoveries. Charge-offs recorded in the current quarter were $3.8 million, as compared to $26.7 million of charge-offs for the linked quarter and $20.2 million of charge-offs for the comparable prior year quarter.

Real estate owned increased $1.0 million to $8.5 million at March 31, 2013 as compared to $7.5 million at December 31, 2012. During the three months ended March 31, 2013, the Company transferred five commercial properties in the aggregate amount of $1.96 million and one residential property totaling $110 thousand from loans into real estate owned. During the three months ended March 31, 2013, the Company recorded $58 thousand of write-downs of real estate owned relating to two commercial properties. There were two residential properties with a total carrying amount of $348 thousand sold and three commercial properties with a carrying amount of $665 thousand sold for a loss of $93 thousand during the three months ended March 31, 2013. At March 31, 2013, the Company had 30 properties in the real estate owned portfolio, six of which are former bank branches.

The net deferred tax liability decreased $681 thousand from $1.5 million at December 31, 2012 to $828 thousand at March 31, 2013 due to an increase in the unrealized gains on investment securities. The Company maintains a valuation allowance of $112.7 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company and it is more likely than not that the full deferred tax asset will not be realized.

Investment securities available for sale decreased $125.3 million, or 28.3%, from $443.2 million at December 31, 2012 to $317.8 million at March 31, 2013 due primarily to the sale of $124.8 million of securities, of which $94.6 million are pending settlement at March 31, 2013. These securities were sold due to the anticipation of a rising interest rate environment. Investment securities held to maturity decreased $31 thousand, or 3.4%, from $912 thousand at December 31, 2012 to $881 thousand at March 31, 2013.

Other assets decreased $6.8 million, or 12.0%, to $49.8 million at March 31, 2013 from $56.6 million at December 31, 2012. This decrease was primarily the result of $5.0 million in market value adjustments on swap transactions recorded during the three months ended March 31, 2013 and a $1.0 million reduction in prepaid FDIC insurance assessments. For more information on the Company’s financial derivative instruments, see Note 7 of the notes to unaudited condensed consolidated financial statements.

Total borrowings, excluding debentures held by trusts, totaled $71.3 million and $71.0 million at March 31, 2013 and December 31, 2012, respectively.

Other liabilities decreased $8.4 million, or 10.2%, to $74.5 million at March 31, 2013 from $82.9 million at December 31, 2012. This decrease was primarily due to a decrease of $11.7 million relating to normal cash settlements with the Federal Reserve as well as $5.1 million in market value adjustments on swap transactions partially offset by an increase of $10.5 million in trade date liabilities for unsettled investment purchases.

Shareholders’ equity increased $1.7 million, or 0.6%, to $264.3 million at March 31, 2013 from $262.6 million at December 31, 2012. This increase was primarily a result of $2.5 million of income the Company experienced during the three months ended March 31, 2013.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

Overview. The Company recognized net income available to shareholders for the three months ended March 31, 2013 of $2.5 million, or $0.03 per common share, compared to a net loss of $28.1 million, or a loss of $0.33 per common share, for the same period in 2012. During the three months ended March 31, 2013 and 2012, the Company recorded $171 thousand and $30.7 million of loan loss provisions, respectively.

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

Net interest income, on a tax-equivalent basis, decreased $1.6 million to $23.3 million for the three months ended March 31, 2013, from $24.9 million for the same period in 2012.

Tax equivalent interest income decreased $2.3 million, or 7.9%, from $29.6 million for the three months ended March 31, 2012, to $27.3 million for the three months ended March 31, 2013. This decrease was primarily yield driven as the average interest-earning assets yield decreased 45 basis points as compared to the quarter ended March 31, 2012. This was primarily due to the increase of $149.4 million in average interest-earning bank balances as a result of the sales of investment securities and a bulk jumbo mortgage pool in the first quarter.

Interest expense decreased $752 thousand, or 15.8%, for the three months ended March 31, 2013, as compared to the same period in 2012. This decrease was yield driven as the cost of interest-bearing liabilities decreased 16 basis points from March 31, 2012.

The interest rate spread and net interest margin for the three months ended March 31, 2013 were 3.02% and 3.16%, respectively, compared to 3.31% and 3.48%, respectively, for the same period in 2012.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended March 31, 2013 and 2012.

Table 2: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$1,744,553	$18,959	4.35%	$1,849,216	$21,275	4.60%
Home equity	204,311	1,906	3.73	220,411	2,244	4.07
Second mortgage	30,347	428	5.64	41,346	590	5.71
Residential real estate	330,916	3,071	3.71	123,567	1,376	4.45
Other	30,410	535	7.04	41,733	719	6.89

Total loans receivable	2,340,537	24,899	4.26	2,276,273	26,204	4.60
Investment securities(3)	428,024	2,285	2.14	550,498	3,420	2.49
Interest-earning bank balances	179,260	111	0.25	29,851	17	0.23

Total interest-earning assets	2,947,821	27,295	3.70	2,856,622	29,641	4.15

Non-interest earning assets:
Cash and due from banks	72,775			71,751
Bank properties and equipment, net	50,363			54,338
Goodwill and intangible assets, net	40,983			44,666
Other assets	94,594			127,385

Total non-interest-earning assets	258,715			298,140

Total assets	$3,206,536			$3,154,762

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,241,861	1,111	0.36%	$1,251,690	1,259	0.40%
Savings deposits	265,391	215	0.32	262,203	229	0.35
Time deposits	689,187	1,689	0.98	620,755	2,196	1.42

Total interest-bearing deposit accounts	2,196,439	3,015	0.55	2,134,648	3,684	0.69

Short-term borrowings:
Federal funds purchased	—	—	—	6,374	6	0.38
Securities sold under agreements to repurchase - customers	2,926	1	0.14	6,669	2	0.12
Long-term borrowings:
FHLBNY advances (4)	61,160	316	2.07	17,519	214	4.89
Obligations under capital lease	7,572	126	6.66	7,834	130	6.64
Junior subordinated debentures	92,786	547	2.36	92,786	722	3.11

Total borrowings	164,444	990	2.41	131,182	1,074	3.27

Total interest-bearing liabilities	2,360,883	4,005	0.68	2,265,830	4,758	0.84

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	506,600			487,088
Other liabilities	75,983			89,562

Total non-interest bearing liabilities	582,583			576,650

Total liabilities	2,943,466			2,842,480
Shareholders’ equity	263,070			312,281

Total liabilities and shareholders’ equity	$3,206,536			$3,154,762

Net interest income		$23,290			$24,883

Interest rate spread (5)			3.02%			3.31%

Net interest margin (6)			3.16%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities			124.86%			126.07%

(1)	Average balances include non-accrual loans and loans held-for-sale.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended March 31, 2013 and 2012 were $212 thousand and $233 thousand, respectively.
(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended March 31, 2013 vs. 2012
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(1,181)	$(1,135)	$(2,316)
Home equity lines of credit	(158)	(180)	(338)
Home equity term loan	(155)	(7)	(162)
Residential real estate	1,683	12	1,695
Other	(180)	(4)	(184)

Total loans receivable	9	(1,314)	(1,305)
Investment securities	(696)	(439)	(1,135)
Interest-earning deposits with banks	92	2	94

Total interest-earning assets	(595)	(1,751)	(2,346)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(11)	(137)	(148)
Savings deposits	—	(14)	(14)
Time deposits	(12)	(495)	(507)

Total interest-bearing deposit accounts	(23)	(646)	(669)

Short-term borrowings:
Federal funds purchased	(3)	(3)	(6)
Securities sold under agreements to repurchase - customers	(1)	—	(1)
Long-term borrowings:
FHLBNY advances(2)	151	(49)	102
Obligations under capital lease	(4)	—	(4)
Junior subordinated debentures	—	(175)	(175)

Total borrowings	143	(227)	(84)

Total interest-bearing liabilities	120	(873)	(753)

Net change in net interest income	$(715)	$(878)	$(1,593)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by prior period rate) and (ii) changes in rate (changes in rate multiplied by prior period average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.

Provision for Loan Losses. The Company recorded a provision for loan losses of $171 thousand during the three months ended March 31, 2013, as compared to $30.7 million for the same period in 2012. The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, decreased $24.6 million, or 1.1%, to $2.25 billion at March 31, 2013 as compared to $2.28 billion at December 31, 2012. In addition, total non-performing loans decreased $21.8 million from $95.6 million at December 31, 2012 to $73.8 million at March 31, 2013. The ratio of allowance for loan losses to gross loans receivable was 2.09% at March 31, 2013 as compared to 2.02% at December 31, 2012. Net recoveries for the three months ended March 31, 2013 were $1.1 million as compared to net charge-offs of $20.2 million during the same period in 2012.

The provision recorded is the amount necessary to bring the allowance for loan losses to a level deemed appropriate by management based on the current risk profile of the portfolio. At least monthly, management performs an analysis to identify the inherent risk of loss in the Company’s loan portfolio. This analysis includes a qualitative evaluation of the amount and composition of the loan portfolio (including loans being specifically monitored by management), the nature, volume, and concentrations of loans, past loss experience, lending policy, management experience, current economic conditions, and other factors. Additionally, management updates the migration analysis and historic loss experience on a quarterly basis.

Non-Interest Income. Non-interest income increased $5.4 million to $10.9 million for the three months ended March 31, 2013, as compared to $5.5 million for the same period in 2012. This increase was primarily attributable to an increase of $3.5 million in gains on the sale of investment securities available for sale and an increase of $2.9 million in mortgage banking revenue, net. For the three months ended March 31, 2013, mortgage banking revenue, net included a gain of $856 thousand on the sale of a pool of $51.5 in jumbo residential mortgage loans. Excluding that sale, mortgage banking revenues increased significantly from the prior year due to substantial increases in production volume. These increases were partially offset by a decrease of $513 thousand in service charges on deposit accounts.

Non-Interest Expense. Non-interest expense increased $3.8 million to $31.3 million for the three months ended March 31, 2013 as compared to $27.6 million for the same period in 2012. This increase was primarily attributable to increases in professional fees, commission expense and salaries and benefits of $2.1 million, $1.0 million and $545 thousand, respectively, from the same period in the prior year. Professional fees have increased due to additional compliance related consulting expenses incurred during the first quarter of 2013. Commission expense as well as salaries and benefits increased from the prior year due to the significant growth of the Company’s mortgage operations which began at the end of the first quarter of 2012.

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

The major source of the Company’s funding on a consolidated basis is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained in a variety of wholesale funding sources as well, including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other securities and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes; however, this funding source is currently limited to 6.0% of the Bank’s total liabilities in accordance with a written agreement between the Bank and the OCC (the “OCC Agreement”) and the OCC’s subsequent approved increase in the limit, as discussed later in this section. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. Deposit rates continued to decrease in 2013, but at a rate slower than in previous quarters. Core deposits, which exclude all certificates of deposit, increased by $25.2 million to $2.04 billion, or 74.9% of total deposits at March 31, 2013, as compared to $2.02 billion, or 74.3% of total deposits at December 31, 2012. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $173.5 million, of which none was utilized, and the FHLBNY of approximately $150.7 million, of which $61.1 million was utilized. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $35.0 million, of which none were utilized as of March 31, 2013. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of March 31, 2013, the Company had a par value of $305.1 million and $134.5 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company’s primary uses of funds are the origination of loans, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending March 31, 2014 total $417.0 million, or approximately 61.1% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs.

The Bank’s deposits are insured to applicable limits by the FDIC. Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100,000 to $250,000 and extended the unlimited deposit insurance coverage for noninterest-bearing transaction accounts until December 31, 2012, at which time the extension expired. Upon expiration, these types of deposits were only insured up to the same $250,000 limit as other types of deposit accounts.

On April 15, 2010, the Bank entered into the OCC Agreement which contained requirements to develop and implement a profitability and capital plan which will provide for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment. The capital plan was required to contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC. The Federal Reserve also has recently notified us that we are now required to seek the prior approval of the Federal Reserve before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures until further notice.

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At March 31, 2013, the Bank’s brokered deposits represented 3.8% of its total liabilities.

Management is taking all necessary actions to ensure the Bank becomes fully compliant with all requirements of the OCC Agreement. In October 2011, the Board of Directors of the Company resolved, among other things, not to declare or pay cash dividends, take dividends from the Bank or repurchase its stock, without the prior written approval of the Federal Reserve.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At March 31 2013, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.33%, Tier 1 Capital ratio was 12.25%, and Total Capital ratio was 13.50%.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of March 31, 2013:

Table 4: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$342,986	14.21%	$193,163	8.00%		N/A
Sun National Bank	325,398	13.50	192,760	8.00	$240,950		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	297,571	12.32	96,581	4.00		N/A
Sun National Bank	295,060	12.25	96,380	4.00	144,570		6.00
Leverage ratio:
Sun Bancorp, Inc.	297,571	9.40	126,631	4.00		N/A
Sun National Bank	295,060	9.33	126,444	4.00	158,055		5.00

(1)	Not applicable for bank holding companies.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. In March 2005, the FRB amended its risk-based capital standards to expressly allow the continued limited inclusion of outstanding and prospective issuances of capital securities in a bank holding company’s Tier 1 capital, subject to tightened quantitative limits. The FRB’s amended rule was to become effective March 31, 2010, and would have limited capital securities and other restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. On March 16, 2010, the FRB extended for two years the ability for bank holding companies to include restricted core capital elements as Tier 1 capital up to 25 percent of all core capital elements, including goodwill. The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2013, $75.0 million of a total of $90.0 million in capital securities qualified as Tier 1 with $15.0 million qualifying as Tier 2.

The ability of the Bank to pay dividends to the Company is governed by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the amount available for payment of dividends to the Company by the Bank totaled $0 at March 31, 2013. Per the OCC Agreement and the Board resolutions, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve.

See Note 12 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at March 31, 2013 was $40.3 million and the portion of the exposure not covered by collateral was approximately $550 thousand. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at March 31, 2013 and December 31, 2012 was $720 thousand and $613 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

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

At March 31, 2013, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $526.6 million representing a positive one-year gap ratio of 16.32%. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at March 31, 2013 shows a position that is asset sensitive as interest rates increase with a slightly negative bias as rates decrease. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 5 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of March 31, 2013. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 5: Sensitivity Profile

Change in Interest Rates (Basis Points)	Percentage Change in Net Interest Income Year 1

+200	4.63%
+100	2.22%
-100	(1.25)%
-200	(2.40)%

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

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal accounting officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures were designed and functioning effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

In addition to the risk factors previously disclosed under item 1A of the Company’s Form 10-K filing for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission, management identified the additional material risk related to our business and an investment in the Company’s securities as noted below.

We are prohibited from paying interest, principal or other sums on trust preferred securities or any related subordinated debentures without prior Federal Reserve approval, which could result in a default of the terms of the agreements governing these securities.

The Federal Reserve has recently notified us that we are now required to seek the prior approval of the Federal Reserve before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures. We expect to seek the prior approval of the Federal Reserve before paying any interest on our junior subordinated debentures (which will be used to make distributions on the trust preferred securities). Under the applicable indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. If we are unable to make payments on our junior subordinated debentures for more than twenty consecutive quarters, we would be in default under the governing agreements for such securities and the amounts due under such agreements would be immediately due and payable. Our inability to receive approval from the Federal Reserve to make distributions of interest, principal or other sums on our trust preferred securities and subordinated debentures could result in a default under those obligations if we need to defer such payments for longer than twenty consecutive quarterly periods.

Other than the risk factor noted above, management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit 3.1 Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)

Exhibit 3.2 Certificate of Amendment to Restated Certificate of Incorporation (2)

Exhibit 3.3 Amended and Restated Bylaws of Sun Bancorp, Inc. (3)

Exhibit 4.1 Common Security Specimen (4)

Exhibit 31(a) Section 302 Certification of CEO

Exhibit 31(b) Section 302 Certification of Chief Financial Officer

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

Sun Bancorp, Inc.
Registrant

Date: May 10, 2013	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer
(Duly Authorized Representative)

Date: May 10, 2013	/s/ Thomas R. Brugger
Thomas R. Brugger
Executive Vice President and
Chief Financial Officer
(Duly Authorized Representative)