Form 10-Q
period 2013-06-30
SUN BANCORP INC /NJ/
filed 2013-08-08
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Common Stock, $1.00 Par Value – 86,490,886 Shares Outstanding at August 5, 2013

Page Number
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2013 and December 31, 2012	3

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012	4

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2013 and 2012	5

Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2013 and 2012	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosures about Market Risk	52

Item 4. Controls and Procedures	53

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 1A. Risk Factors	54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3. Defaults upon Senior Securities	54

Item 4. Mine Safety Disclosures	54

Item 5. Other Information	54

Item 6. Exhibits	55

Signatures	55

Exhibits:

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
Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$71,290	$77,564
Interest-earning bank balances	370,949	92,052

Cash and cash equivalents	442,239	169,616
Investment securities available for sale (amortized cost of $347,936 and $439,488 at June 30, 2013 and December 31, 2012, respectively)	343,052	443,182
Investment securities held to maturity (estimated fair value of $885 and $960 at June 30, 2013 and December 31, 2012, respectively)	855	912
Loans receivable (net of allowance for loan losses of $48,007 and $45,873 at June 30, 2013 and December 31, 2012, respectively)	2,110,785	2,230,287
Loans held-for-sale, at lower of cost or market	—	21,922
Loans held-for-sale, at fair value	69,417	99,013
Restricted equity investments, at cost	17,242	17,886
Bank properties and equipment, net	48,659	50,805
Real estate owned, net	6,743	7,473
Accrued interest receivable	6,817	8,054
Goodwill	38,188	38,188
Intangible assets, net	1,800	3,262
Bank owned life insurance (BOLI)	76,288	76,858
Deferred taxes, net	1,995	—
Other assets	41,841	56,573

Total assets	$3,205,921	$3,224,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,722,038	$2,713,224
Securities sold under agreements to repurchase – customers	562	1,968
Advances from the Federal Home Loan Bank of New York (FHLBNY)	61,037	61,415
Obligations under capital lease	7,472	7,609
Junior subordinated debentures	92,786	92,786
Deferred taxes, net	—	1,509
Other liabilities	60,362	82,925

Total liabilities	2,944,257	2,961,436

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized; 88,571,973 shares issued and 86,465,250 shares outstanding at June 30, 2013; 88,300,637 shares issued and 86,193,914 shares outstanding at December 31, 2012	88,572	88,301
Additional paid-in capital	507,365	506,537
Retained deficit	(304,880)	(308,011)
Accumulated other comprehensive (loss) income	(2,889)	2,186
Deferred compensation plan trust	(342)	(256)
Treasury stock at cost, 2,106,723 shares at June 30, 2013 and December 31, 2012	(26,162)	(26,162)

Total shareholders’ equity	261,664	262,595

Total liabilities and shareholders’ equity	$3,205,921	$3,224,031

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$23,945	$26,202	$48,844	$52,406
Interest on taxable investment securities	1,225	2,515	2,769	5,057
Interest on non-taxable investment securities	324	401	718	835
Dividends on restricted equity investments	217	284	463	511

Total interest income	25,711	29,402	52,794	58,809

INTEREST EXPENSE
Interest on deposits	2,945	3,447	5,960	7,131
Interest on funds borrowed	444	368	887	719
Interest on junior subordinated debentures	546	704	1,093	1,426

Total interest expense	3,935	4,519	7,940	9,276

Net interest income	21,776	24,883	44,854	49,533
PROVISION FOR LOAN LOSSES	(1,883)	510	(1,712)	31,193

Net Interest income after provision for loan losses	23,659	24,373	46,566	18,340

NON-INTEREST INCOME
Service charges on deposit accounts	2,250	2,810	4,479	5,551
Mortgage banking revenue, net	5,601	1,300	9,005	2,016
Gain on sale of investment securities	—	430	3,487	430
Investment products income	728	748	1,407	1,180
BOLI income	486	492	934	1,009
Derivative credit valuation adjustment	6	(13)	(498)	(327)
Other	1,187	1,195	2,326	2,622

Total non-interest income	10,258	6,962	21,140	12,481

NON-INTEREST EXPENSE
Salaries and employee benefits	13,019	13,497	27,311	27,244
Commission expense	2,556	2,259	4,597	3,283
Occupancy expense	3,081	3,271	6,657	6,320
Equipment expense	1,830	1,763	3,689	3,528
Data processing expense	1,027	1,106	2,026	2,162
Amortization of intangible assets	541	921	1,462	1,842
Insurance expense	1,542	1,464	2,972	2,943
Professional fees	4,761	833	7,408	1,357
Advertising expense	698	1,008	1,251	1,305
Problem loan expense	1,023	1,274	1,822	2,751
Real estate owned expense, net	1,255	490	1,489	571
Office supplies expense	191	328	420	647
Other	1,715	1,808	3,471	3,633

Total non-interest expense	33,239	30,022	64,575	57,586

INCOME (LOSS) BEFORE INCOME TAXES	678	1,313	3,131	(26,765)
INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$678	$1,313	$3,131	$(26,765)

Basic earnings (loss) per share	$0.01	$0.02	$0.04	$(0.31)

Diluted earnings (loss) per share	$0.01	$0.02	$0.04	$(0.31)

Weighted average shares – basic	86,323,099	85,884,671	86,284,325	85,830,764

Weighted average shares – diluted	86,356,796	85,916,426	86,357,968	85,830,764

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$678	$1,313	$3,131	$(26,765)
Other Comprehensive Income, net of tax
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	$(4,084)	$(80)	$(3,033)	$1,431
Less: reclassification adjustment for gains included in net income	(5)	(258)	(2,042)	(259)
Other comprehensive (loss) income	(4,089)	(338)	(5,075)	1.172

COMPREHENSIVE (LOSS) INCOME	$(3,411)	$975	$(1,944)	$(25,593)

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
BALANCE, JANUARY 1, 2012	$—	$87,825	$504,508	$(257,520)	$625	$(193)	$(26,162)	$309,083
Net loss	—	—	—	(26,765)	—	—	—	(26,765)
Other comprehensive income	—	—	—	—	1,172	—	—	1,172
Issuance of common stock	—	204	368	—	—	(39)	—	533
Stock-based compensation	—	44	701	—	—	—	—	745

BALANCE, JUNE 30, 2012	$—	$88,073	$505,577	$(284,285)	$1,797	$(232)	$(26,162)	$284,768

BALANCE, JANUARY 1, 2013	$—	$88,301	$506,537	$(308,011)	$2,186	$(256)	$(26,162)	$262,595
Net income	—	—	—	3,131	—	—	—	3,131
Other comprehensive loss	—	—	—	—	(5,075)	—	—	(5,075)
Issuance of common stock	—	227	519	—	—	(86)	—	660
Stock-based compensation	—	44	309	—	—	—	—	353

BALANCE, JUNE 30, 2013	$—	$88,572	$507,365	$(304,880)	$(2,889)	$(342)	$(26,162)	$261,664

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$3,131	$(26,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	(1,712)	31,193
Reserve for unfunded commitments	(125)	96
Depreciation, amortization and accretion	5,759	6,173
Write down of book value of bank properties and equipment and real estate owned	369	582
Net gain on sale and calls of investment securities available-for-sale	(3,498)	(439)
Net loss (gain) on sale of real estate owned	564	(160)
Gain on sale of mortgage loans	(7,724)	(2,016)
Gain on bulk sale of jumbo residential mortgage loans	(2,363)	—
Mark-to-market on loans held for sale	1,039	—
Decrease in fair value of interest rate lock commitments	43	—
Derivative credit valuation adjustments	524	49
Increase in cash surrender value of BOLI	(934)	(1,009)
Stock-based compensation	352	745
Shares contributed to employee benefit plans	746	533
Mortgage loans originated for sale	(306,636)	(119,773)
Proceeds from the sale of mortgage loans	370,441	120,874
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	1,237	782
Other assets	3,438	2,879
Other liabilities	(10,591)	(3,340)

Net cash provided by operating activities	54,060	10,404

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(94,250)	(83,541)
Net redemption (purchases) of restricted equity securities	644	(828)
Proceeds from maturities, prepayments or calls of investment securities available for sale	62,674	65,309
Proceeds from maturities, prepayments or calls of investment securities held to maturity	56	422
Proceeds from sale of securities available for sale	125,355	22,447
Proceeds from bulk sale of jumbo residential mortgage loans	99,837	—
Proceeds from sale of commercial real estate loans	20,771	—
Proceeds from sale of repossessed assets	152	—
Return of surrender value of BOLI	1,504	—
Net (increase) decrease in loans	(6,249)	21,898
Purchases of bank properties and equipment	(943)	(1,691)
Proceeds from sale of real estate owned	2,119	2,587

Net cash provided by investing activities	211,670	26,603

FINANCING ACTIVITIES
Net increase (decrease) in deposits	8,814	(59,943)
Net repayments of securities sold under agreements to repurchase – customer	(1,406)	(214)
Repayment of advances from FHLBNY	(378)	(653)
Net issuances of securities sold under agreements to repurchase - FHLB	—	20,000
Repayment of obligations under capital leases	(137)	(128)

Net cash provided by (used in) financing activities	6,893	(40,938)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	272,623	(3,931)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	169,616	119,822

CASH AND CASH EQUIVALENTS, END OF PERIOD	$442,239	$115,891

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$8,085	$9,653
Income taxes paid	—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Transfer of loans to held-for-sale	$27,325	$—
Transfer of loans and bank property to real estate owned	2,333	3,771

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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report on Form 10-K of Sun Bancorp, Inc. (the “Company”) for the year ended December 31, 2012. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment on investment securities, income taxes and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications. Certain reclassifications have been made to prior periods in the unaudited condensed statements of operations to conform to current reporting. Such changes are not deemed material.

Basis of Consolidation. The unaudited condensed consolidated financial statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company, its principal wholly-owned subsidiary, Sun National Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Sun Financial Services, L.L.C., 2020 Properties, L.L.C., and 4040 Properties, L.L.C. In accordance with Financial Accounting Standards Board (FASB”) Accounting Standards Codification (“FASB ASC”) 810-10, Consolidation, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII, Sun Capital Trust VIII, Sun Capital Trust IX and Sun Capital Trust X, collectively, the “Issuing Trusts”, are presented on a deconsolidated basis.

Segment Information. As defined in accordance with FASB ASC 280, Segment Reporting, the Company has one reportable and operating segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

Loans Held-For-Sale. Loans held-for-sale totaled $69.4 million and $120.9 million at June 30, 2013 and December 31, 2012, respectively. The balance at June 30, 2013 included $42.1 million of residential mortgages originated with the intent to sell and $27.3 million of jumbo residential mortgage loans moved to held-for-sale from the loan portfolio as the Company entered into a sale commitment for these loans. All loans in this category were recorded at fair value at June 30, 2013, The balance at December 31, 2012 includes $99.0 million of residential mortgages originated with the intent to sell which were recorded at fair value and $21.9 million of commercial real estate loans, recorded at the lower of cost or market. Effective July 1, 2012, the Company elected the fair value option under FASB ASC 825, The Fair Value Option for Financial Instruments (“FASB ASC 825”), on its loans held-for-sale portfolio.

Mortgage Banking Revenue, Net. Mortgage banking revenue, net includes revenues associated with the sale of residential mortgage loans, net of recourse liability provision. The components of this line item are as follows:

	For the Six Months Ended June 30,
	2013	2012
Gains on the sale of residential mortgage loans	$7,924	$2,581
Gain on bulk sale of jumbo residential mortgage loans	2,363	—
Market value adjustment on loans held-for-sale	(1,039)	—
Fair value adjustment on interest rate lock commitments	(43)	—
Recourse liability provision	(200)	(565)

Mortgage banking revenue, net	$9,005	$2,016

Accumulated Other Comprehensive Income. The Company classifies items of accumulated comprehensive income by their nature and displays the details of other comprehensive income in the unaudited condensed consolidated statements of comprehensive income. Amounts categorized as comprehensive loss/income represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment (“OTTI”) loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income (loss) for the period. These reclassifications for the six months ended June 30, 2013 and 2012 were as follows:

	For the Three Months Ended June 30,
	2013			2012
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding (loss) gain on securities available for sale during the period	$(6,904)	$2,820	$(4,084)	$(134)	$54	$(80)
Reclassification adjustment for net gains included in net income(1)	(9)	4	(5)	(437)	179	(258)

Net unrealized (loss) gain on securities available for sale	$(6,913)	$2,824	$(4,089)	$(571)	$233	$(338)

(1)	All amounts are included in non-interest income in the unaudited condensed consolidated statements of operations.

	For the Six Months Ended June 30,
	2013			2012
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding (loss) gain on securities available for sale during the period	$(5,127)	$2,094	$(3,033)	$2,419	$(988)	$1,431
Reclassification adjustment for net gains included in net income(1)	(3,452)	1,410	(2,042)	(438)	179	(259

Net unrealized (loss) gain on securities available for sale	$(8,579)	$3,504	$(5,075)	$1,981	$(809)	$1,172

(1)	All amounts are included in non-interest income in the unaudited condensed consolidated statements of operations.

Recent Accounting Principles.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update seek to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists by presenting the unrecognized tax benefit, or a portion of the unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward are not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. The Company is currently evaluating the impact of this ASU on its financial statements.

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

The Company’s stock-based incentive plans authorize the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of common stock (“Stock Awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, advisory directors, employees and other persons to promote the success of the Company. Under the Company’s stock-based incentive plans, Options generally expire ten years after the date of grant, unless terminated earlier under the Option’s terms. A committee of non-employee directors has the authority to determine the conditions upon which the Options granted will vest. Options are granted at the then fair market value of the Company’s stock. All or a portion of any Stock Awards earned as compensation by a director may be deferred under the Company’s Directors’ Deferred Fee Plan.

Activity in the stock option plans for the six months ended June 30, 2013 was as follows:

Summary of Options Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2013	1,785,157	$7.35	1,178,775
Granted	83,610	3.57	—
Exercised	—	—	—
Forfeited	(13,698)	3.64	—
Expired	—	—	—

June 30, 2013	1,855,069	$7.21	1,336,893
Options vested or expected to vest(1)	1,814,294	$7.28	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 6.4 years for Options outstanding and 5.7 years for Options exercisable as of June 30, 2013.

At June 30, 2013, the aggregate intrinsic value was $97 thousand for Options outstanding and $17 thousand for Options exercisable.

During the six months ended June 30, 2013 and 2012, the Company granted 83,610 Options and 183,647 Options, respectively. In accordance with FASB ASC 718, the fair value of the Options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of an Option is estimated using historical exercise behavior of employees at a particular level of management who were granted Options with a comparable term. The Options have historically been granted with a 10 year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the Options for the six months ended June 30, 2013 and 2012 are as follows:

	For the Six Months Ended June 30,
	2013	2012
Weighted average fair value of Options granted	$1.84	$1.49
Weighted average risk-free rate of return	0.76%	1.04%
Weighted average expected option life in months	59	61
Weighted average expected volatility	62%	61%
Expected dividends(1)	$—	$—

(1)	To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested Stock Award activity during the six months ended June 30, 2013 is presented in the following table:

Summary of Nonvested Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Awards outstanding, January 1, 2013	639,037	$3.30
Issued	20,643	3.39
Vested	(73,336)	4.60
Forfeited	(28,733)	3.03

Nonvested Stock Awards outstanding, June 30, 2013	557,611	$3.14

There were 20,643 and 49,623 shares of nonvested Stock Awards issued during the six months ended June 30, 2013 and 2012, respectively. The value of these shares is based upon the closing price of the common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the nonvested Stock Awards issued.

Total compensation expense recognized related to Options and nonvested Stock Awards, including that for non-employee directors, during the three and six months ended June 30, 2013 was $218 thousand and $456, thousand respectively, as compared to $325 thousand and $818 thousand, respectively, for the three and six months ended June 30, 2012. As of June 30, 2013, there was approximately $789 thousand and $1.8 million of total unrecognized compensation cost related to Options and nonvested Stock Awards, respectively, granted by the Company. The cost of the Options and Stock Awards is expected to be recognized over a weighted average period of 3.0 years and 3.2 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at June 30, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013
Available for sale:
U.S. Treasury securities	$70,983	$11	$—	$70,994
U.S. Government agency securities	4,968	—	(378)	4,590
U.S. Government agency mortgage-backed securities	204,430	1,832	(2,874)	203,388
Other mortgage-backed securities	282	6	—	288
State and municipal securities	29,902	1,593	—	31,495
Trust preferred securities	12,624	—	(4,949)	7,675
Collateralized loan obligations	22,500	9	(134)	22,375
Other securities	2,247	—	—	2,247

Total available for sale	347,936	3,451	(8,335)	343,052

Held to maturity:
U.S. Government agency mortgage-backed securities	605	30	—	635
Other securities	250	—	—	250

Total held to maturity	855	30	—	885

Total investment securities	$348,791	$3,481	$(8,335)	$343,937

December 31, 2012
Available for sale:
U.S. Treasury securities	$9,998	$13	$—	$10,011
U.S. Government agency securities	4,966	—	(17)	4,949
U.S. Government agency mortgage-backed securities	348,854	7,104	(980)	354,978
Other mortgage-backed securities	287	—	(1)	286
State and municipal obligations	36,848	3,322	—	40,170
Trust preferred securities	12,622	—	(6,740)	5,882
Corporate bonds	24,449	993	—	25,442
Other	1,464	—	—	1,464

Total available for sale	439,488	11,432	(7,738)	443,182

Held to maturity:
U.S. Government agency mortgage-backed securities	662	48	—	710
Other mortgage-backed securities	250	—	—	250

Total held to maturity	912	48	—	960

Total investment securities	$440,400	$11,480	$(7,738)	$444,142

During the six months ended June 30, 2013, the Company had two state and municipal securities called prior to maturity at an aggregate par value of $1.5 million, resulting in gross realized gains of $11 thousand, and three securities matured which had an aggregate par value of $10.2 million. During the same period, 40 securities were sold prior to maturity for gross proceeds of $128.6 million, which resulted in gross realized gains of $3.5 million. The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012, respectively:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2013
U.S. Government agency securities	$4,590	$(378)	$—	$—	$4,590	$(378)
U.S. Government agency mortgage-backed securities	125,048	(2,874)	—	—	125,048	(2,874)
Trust preferred securities	—	—	7,675	(4,949)	7,675	(4,949)
Collateralized loan obligations	19,866	(134)	—	—	19,866	(134)

Total	$149,504	$(3,386)	$7,675	$(4,949)	$157,179	$(8,335)

December 31, 2012
U.S. Government agency securities	$4,949	$(17)	$—	$—	$4,949	$(17)
U.S. Government agency mortgage-backed securities	69,145	(980)	—	—	69,145	(980)
Other mortgage-backed securities	286	(1)	—	—	286	(1)
Trust preferred securities	—	—	5,882	(6,740)	5,882	(6,740)

Total	$74,380	$(998)	$5,882	$(6,740)	$80,262	$(7,738)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations apply, the guidance requires the Company to record an OTTI charge to earnings for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations apply, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the consolidated statements of financial condition. Application of this guidance resulted in no OTTI charges during the six months ended June 30, 2013 and 2012.

The following is a roll-forward for the three and six months ended June 30, 2013 and 2012 of OTTI charges recognized in earnings as a result of credit losses on investments:

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

U.S. Government Agency Securities. At June 30, 2013, the gross unrealized loss in the category of less than 12 months of $378 thousand consisted of one agency security with an estimated fair value of $4.6 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of June 30, 2013, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

U.S. Government Agency Mortgage-Backed Securities. At June 30, 2013, the gross unrealized loss in the category of less than 12 months of $2.9 million consisted of 17 mortgage-backed securities with an estimated fair value of $125.0 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of June 30, 2013, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Collateralized Loan Obligation Securities. At June 30, 2013, the gross unrealized loss in the category of less than 12 months of $134 thousand consisted of two AAA and AA rated collateralized loan obligation securities with an estimated fair value of $19.9 million. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of June 30, 2013, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Trust Preferred Securities. At June 30, 2013, the gross unrealized loss in the category of 12 months or longer of $4.9 million consisted of two trust preferred securities. The trust preferred securities are comprised of one non-rated single issuer security with an amortized cost of $3.8 million and an estimated fair value of $2.5 million, and one non-investment grade rated pooled security with an amortized cost of $8.8 million and an estimated fair value of $5.2 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The non-investment grade pooled security is in a senior position in the capital structure. The security had a 2.4 times principal coverage. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% of defaults or deferrals’ every three years with no recovery rate. As of June 30, 2013, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

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

During the six months ended June 30, 2013, the Company did not record an OTTI credit-related charge related to this deferring single issuer trust preferred security. Based on the Company’s most recent evaluation, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The Company recognizes that the length of time the issuer has been in deferral, the difficult economic environment and some weakened performance measures, while recently improving, increased the probability that a full recovery of principal and anticipated dividends may not be realized. The cumulative OTTI on this security as of June 30, 2013 was $1.2 million. However, the Company concluded that an impairment charge was not warranted at June 30, 2013.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at June 30, 2013 and December 31, 2012 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2013	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$73,230	$73,241	$—	$—
Due after one year through five years	—	—	250	250
Due after five years through ten years	14,141	14,301	—	—
Due after ten years	55,853	51,834	—	—

Total investment securities, excluding mortgage-backed securities	143,224	139,376	250	250

U.S. Government agency mortgage-backed securities	204,430	203,388	605	635
Other mortgage-backed securities	282	288	—	—

Total investment securities	$347,936	$343,052	$855	$885

December 31, 2012
Due in one year or less	$11,437	$11,452	$—	$—
Due after one year through five years	24,697	25,691	250	250
Due after five years through ten years	12,971	13,735	—	—
Due after ten years	41,242	37,040	—	—

Total investment securities, excluding mortgage-backed securities	90,347	87,918	250	250
U.S. Government agency mortgage-backed securities	348,854	354,978	662	710
Other mortgage-backed securities	287	286	—	—

Total investment securities	$439,488	$443,182	$912	$960

At June 30, 2013, the Company had $98.0 million, amortized cost, and $98.3 million, estimated fair value, of investment securities pledged to secure public deposits. As of June 30, 2013, the Company had $126.4 million, amortized cost, and $127.5 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(4) Loans

The components of loans as of June 30, 2013 and December 31, 2012 were as follows:

Loan Components

	June 30, 2013	December 31, 2012
Commercial:
Commercial and industrial	$527,594	$556,966
CRE owner occupied	513,213	527,825
CRE non-owner occupied	596,379	584,857
Land and development	38,947	55,919
Consumer:
Home equity lines of credit	195,938	207,720
Home equity term loans	27,276	30,842
Residential real estate	225,147	273,413
Other	34,298	38,618

Total gross loans held-for-investment	2,158,792	2,276,160
Allowance for loan losses	(48,007)	(45,873)

Net loans held-for-investment	$2,110,785	$2,230,287

Loans on Non-Accrual Status

	June 30, 2013	December 31, 2012
Commercial:
Commercial & industrial	$17,714	$12,156
Commercial & industrial, held-for-sale	—	1,114
CRE owner occupied	11,996	14,957
CRE owner occupied, held-for-sale	—	3,223
CRE non-owner occupied	8,865	5,305
CRE non-owner occupied, held-for-sale	—	5,298
Land and development	4,855	20,897
Land and development, held-for-sale	—	589
Consumer:
Home equity lines of credit	3,901	3,714
Home equity term loans	924	1,226
Residential real estate	5,114	5,747
Other	662	658
Troubled debt restructuring, non-accrual	$17,693	$18,244
Troubled debt restructuring, non-accrual, held-for-sale	—	2,499

Total non-accrual loans	$71,724	$95,627

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

As of June 30, 2013, the Company had $26.8 million outstanding on 12 residential construction, commercial construction and land development relationships which agreements included interest reserves. As of December 31, 2012, the Company had $24.3 million outstanding on 19 residential construction, commercial construction and land development relationships which agreements included interest reserves. The total amount available in those reserves to fund interest payments was $3.7 million and $3.6 million at June 30, 2013 and December 31, 2012, respectively. There were no relationships with interest reserves which were on non-accrual status as of June 30, 2013 and December 31, 2012. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructuring, (“FASB ASC 310-40”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a troubled debt restructuring (“TDR”) are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring. During the second quarter of 2013, the Company entered into two TDR agreements. The Company granted an interest rate concession and a modified principal repayment concession in these agreements. At June 30, 2013, the total carrying value of these two TDR agreements was $1.8 million. These TDRs are currently on non-accrual status.

(5) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Six Months Ended June 30, 2013
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$33,197	$2,734	$3,333	$6,609	$45,873
Charge-offs	(4,294)	(989)	(81)	(422)	(5,786)
Recoveries	9,195	305	7	125	9,632

Net recoveries (charge-offs)	4,901	(684)	(74)	(297)	3,846
Provision for loan losses	1,168	2,530	(752)	(4,658)	(1,712)

Ending balance	$39,266	$4,580	$2,507	$1,654	$48,007

Ending balance: individually evaluated for impairment	$3,086	$38	$98	$35	$3,257

Ending balance: collectively evaluated for impairment	$36,180	$4,542	$2,409	$1,619	$44,750

Financing Receivables:
Ending balance	$1,676,133	$223,214	$225,147	$34,298	$2,158,792

Ending balance: individually evaluated for impairment	$60,825	$4,825	$5,309	$656	$71,615

Ending balance: collectively evaluated for impairment	$1,615,308	$218,389	$219,838	$33,642	$2,087,177

(1)	Amount includes both home equity lines of credit and term loans
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Six Months Ended June 30, 2012
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$34,227	$2,566	$903	$3,971	$41,667
Charge-offs	(21,429)	(748)	(94)	(340)	(22,611)
Recoveries	988	68	9	80	1,145

Net charge-offs	(20,441)	(680)	(85)	(260)	(21,466)
Provision for loan losses	29,927	828	797	(359)	31,193

Ending balance	$43,713	$2,714	$1,615	$3,352	$51,394

Ending balance: individually evaluated for impairment	$4,217	$—	$15	$—	$4,232

Ending balance: collectively evaluated for impairment	$39,496	$2,714	$1,600	$3,352	$47,162

Financing Receivables:
Ending balance	$1,794,830	$254,197	$153,373	$42,486	$2,244,886

Ending balance: individually evaluated for impairment	$93,211	$3,843	$5,031	$318	$102,403

Ending balance: collectively evaluated for impairment	$1,701,619	$250,354	$148,342	$42,168	$2,142,483

(1)	Amount includes both home equity lines of credit and term loans
(2)	Includes the unallocated portion of the allowance for loan losses.

The allowance for loan losses was $48.0 million and $45.9 million at June 30, 2013 and December 31, 2012, respectively. The ratio of allowance for loan losses to gross loans receivable was 2.22% at June 30, 2013 and 2.02% at December 31, 2012.

The provision for loan losses charged to expense is based upon historical loan loss and recovery experience, a series of qualitative factors and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC 310, Receivables, (“FASB ASC 310”). Values assigned to the qualitative factors and those developed from historic loss and recovery experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses in the consolidated statements of operations. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss and recovery experience and qualitative factors. Such loans generally include consumer loans, residential real estate loans and small business loans. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, management’s abilities and external factors.

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Six Months Ended June 30, 2013
With no related allowance:
Commercial:
Commercial & industrial	$16,089	$16,932	$—	$13,949	$—	$—
CRE owner occupied	22,234	41,492	—	21,878	17	17
CRE non-owner occupied	8,392	9,794	—	9,758	65	65
Land and development	5,258	5,837	—	7,345	—	—
Consumer:
Home equity lines of credit	3,833	5,253	—	4,033	7	7
Home equity term loans	925	1,156	—	1,145	26	26
Residential real estate	5,033	5,732	—	5,328	7	7
Other	604	1,560	—	545	2	2

With an allowance recorded:
Commercial:
Commercial & industrial	$8,373	$8,667	$2,950	$5,453	$—	$—
CRE owner occupied	—	—	—	3,866	—	—
CRE non-owner occupied	473	473	135	264	—	—
Consumer:
Residential Real Estate	276	284	98	277	—	—
Home equity lines of credit	68	79	38	72	—	—
Other	53	55	35	27	—	—

Total commercial	$60,819	$83,195	$3,086	$62,514	$82	$82
Total consumer	$10,790	$14,119	$170	$11,428	$43	$43

For the Year Ended December 31, 2012
With no related allowance:
Commercial:
Commercial & industrial	$17,257	$19,260	$—	$14,977	$53	$53
Commercial & industrial, held-for-sale	1,125	2,252	—	1,987	—	—
CRE owner occupied	22,586	44,110	—	25,521	86	86
CRE owner occupied, held-for-sale	5,596	17,091	—	11,384	—	—
CRE non-owner occupied	5,305	9,761	—	14,452	24	24
CRE non-owner occupied, held-for-sale	5,428	9,583	—	5,269	—	—
Land and development	20,649	33,607	—	27,353	22	22
Land and development, held-for-sale	589	2,124	—	1,255	—	—
Consumer:
Residential real estate	5,428	5,852	—	4,334	—	—
Home Equity Lines of Credit	3,582	4,610	—	2,942	9	9
Home Equity Term Loans	1,174	1,285	—	1,023	3	3
Other	631	1,489	—	231	—	—

With an allowance recorded:
Commercial:
Commercial & industrial	$—	$939	$—	$1,222	$—	$—
CRE owner occupied	4,649	8,779	649	6,029	—	—
Land and development	997	1,013	302	553	—	—
Consumer:
Residential Real Estate	184	194	98	71	—	—
Other	—	—	—	4	—	—

Total commercial	$84,182	$148,519	$951	$110,002	$185	$185
Total consumer	$10,999	$13,430	$98	$8,605	$12	$12

The unaudited condensed consolidated statements of operations for the six months ended June 30, 2013 included $125 thousand of recognized interest income (on the accrual and cash basis) on average impaired loans of $73.9 million.

In accordance with FASB ASC 310, those impaired loans which are fully collateralized do not result in a specific allowance for loan losses. Included in impaired loans at June 30, 2013 were seven TDRs, all of which were fully collateralized. In addition, one of the TDRs at June 30, 2013 included a commitment to lend additional funds of $194 thousand as of June 30, 2013.

The following table presents an analysis of the Company’s TDR agreements entered into during the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012.

	Troubled Debt Restructurings
	For the Three Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	1,417	1,392
CRE Owner occupied	1	413	406

	Troubled Debt Restructurings
	For the Six Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	1,417	1,392
CRE Owner occupied	1	413	406
Residential real estate	1	199	197

	Troubled Debt Restructurings
	For the Three Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Land and development	4	371	412

	Troubled Debt Restructurings
	For the Six Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	2	9,226	9,220
Land and development	4	371	412

During the six months ended June 30, 2013 and the six months ended June 30, 2012, the Company did not have any TDR agreements that had subsequently defaulted that were entered into within the respective preceding twelve months.

The following table presents the Company’s distribution of risk ratings within the held-for-investment loan portfolio, segregated by class, as of June 30, 2013 and December 31, 2012:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non-owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other
As of June 30, 2013
Grade:
Pass	$418,519	$419,998	$559,391	$32,235	$188,882	$26,322	$217,451	$33,305
Special Mention	62,587	30,153	18,385	—	—	—	—	—
Substandard	46,488	63,062	18,603	6,712	7,056	954	7,696	993

Total	$527,594	$513,213	$596,379	$38,947	$195,938	$27,276	$225,147	$34,298

As of December 31, 2012
Grade:
Pass	$479,983	$456,576	$544,645	$32,791	$200,429	$29,561	$265,139	$37,561
Special Mention	36,233	19,955	24,885	—	—	—	—	—
Substandard	40,750	51,294	15,327	23,128	7,291	1,281	8,274	1,057

Total	$556,966	$527,825	$584,857	$55,919	$207,720	$30,842	$273,413	$38,618

The Company’s primary tool for assessing risk when evaluating a loan in terms of its underwriting, structure, documentation and eventual collectability is a risk rating system where the loan is assigned a numeric value. Behind each numeric category is a defined set of characteristics reflective of the particular level of risk.

The risk rating system is based on a fourteen point grade using a two-digit scale. The upper seven grades are for “pass” categories, the middle grade is for the “criticized” category, while the lower six grades represent “classified” categories which are equivalent to the guidelines utilized by the Office of the Comptroller of the Currency (“OCC”).

The portfolio manager is responsible for assigning, maintaining, and documenting accurate risk ratings for all commercial loans and commercial real estate loans. The portfolio manager assigns a risk rating at the inception of the loan, reaffirms it annually, and adjusts the rating based on the performance of the loan. As part of the loan review process, a regional credit officer will review risk ratings for accuracy. The portfolio manager’s risk rating will also be reviewed periodically by the loan review department and the Bank’s regulators.

To calculate risk ratings in a consistent fashion, the Company uses a Risk Rating Methodology that assesses quantitative and qualitative components which include elements of its financial condition, abilities of management, position in the market, collateral and guarantor support and the impact of changing conditions. When combined with professional judgment, an overall risk rating is assigned.

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Loans 90 Days Past Due and Accruing
As of June 30, 2013
Commercial:
Commercial & industrial	$471	$556	$10,109	$11,136	$516,458	$527,594	$—
CRE owner occupied	513	918	17,400	18,831	494,382	513,213	—
CRE non-owner occupied	942	—	5,716	6,658	589,721	596,379	—
Land and development	—	98	4,757	4,855	34,092	38,947	—
Consumer:							—
Home equity lines of credit	3,361	575	2,525	6,461	189,477	195,938
Home equity term loans	509	214	538	1,261	26,015	27,276	—
Residential real estate	868	189	2,647	3,704	221,443	225,147	—
Other	731	167	443	1,341	32,957	34,298	—

Total	$7,395	$2,717	$44,135	$54,247	$2,104,545	$2,158,792	$—

As of December 31, 2012
Commercial:
Commercial & industrial	$3,192	$797	$2,350	$6,339	$550,627	$556,966	$—
CRE owner occupied	5,828	223	10,811	16,862	510,963	527,825	—
CRE non-owner occupied	4,037	1	2,974	7,012	577,845	584,857	—
Land and development	3,823	—	12,139	15,962	39,957	55,919	—
Consumer:
Home equity lines of credit	2,296	880	2,518	5,694	202,026	207,720	—
Home equity term loans	960	340	972	2,272	28,570	30,842	—
Residential real estate	8,387	328	5,288	14,003	259,410	273,413	—
Other	599	273	499	1,371	37,247	38,618	—

Total	$29,122	$2,842	$37,551	$69,515	$2,206,645	$2,276,160	$—

(6) Real Estate Owned

Real estate owned at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
Commercial properties	$5,451	$5,382
Residential properties	722	696
Bank properties	570	1,395

Total	$6,743	$7,473

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2013	$5,382	$696	$1,395	$7,473
Transfers from loans	1,959	374	—	2,333
Sale of real estate owned	(1,832)	(348)	(503)	(2,683)
Write down of real estate owned	(58)	—	(322)	(380)

Ending balance, June 30, 2013	$5,451	722	570	6,743

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

Fair Value Hedges – Interest Rate Swaps. The Company has entered into interest rate swap arrangements to exchange the periodic payments on fixed-rate commercial loan agreements for variable-rate payments based on the one-month London Interbank Offered Rate (“LIBOR”) without the exchange of the underlying principal. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”) and are executed for periods and terms that match the related underlying fixed-rate loan agreements. The Company applies the “shortcut” method of accounting under FASB ASC 815, which assumes there is no ineffectiveness of a hedging arrangement’s ability to hedge risk as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying commercial loan agreements. Because the hedging arrangement is considered highly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of June 30, 2013 and December 31, 2012.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at June 30, 2013 and December 31, 2012:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	June 30, 2013		December 31, 2012
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$26,134	$(2,505)	$30,545	$(3,503)

Summary of Interest Rate Swap Components

	June 30, 2013	December 31, 2012
Weighted average pay rate	6.91%	6.83%
Weighted average receive rate	2.23%	2.22%
Weighted average maturity in years	2.2	2.6

Customer Derivatives – Interest Rate Swaps/Floors. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $419 thousand and $49 thousand in fair value adjustment charges during the six months ended June 30, 2013 and 2012, respectively, which were included in the derivative credit valuation adjustment in the unaudited condensed consolidated statements of operations as a reduction to other income.

	June 30, 2013		December 31, 2012
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$292,088	$29,478	$358,753	$40,594
Other liabilities	(292,088)	(29,949)	358,753	(40,646)

In addition, the Company has entered into an interest rate floor sale transaction with one commercial customer. The Company entered into corresponding interest rate floor purchase transactions with a third party in order to offset its exposure on the variable and fixed components of the customer agreements. As the interest rate floors with both the customer and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate floors are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There were no fair value adjustments for the three and six months ended June 30, 2013 and 2012. The combined notional amount of the two interest rate floors was $15.6 million and $15.9 million at June 30, 2013 and December 31, 2012, respectively. These transactions are recorded in other assets.

Interest rate lock commitments on residential mortgages. As a part of its normal residential mortgage operations, the Bank will enter into an interest rate lock commitment with a potential borrower. The Bank enters into a corresponding commitment to an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings in mortgage banking revenue, net in the unaudited condensed consolidated statements of operations to account for the net change in fair value of these transactions. The fair value adjustments for the three and six months ended June 30, 2013 were an increase of $171 thousand and a decrease of $43 thousand, respectively. There were no fair value adjustments for the three and six months ended June 30, 2012. The interest rate lock commitments are recorded at fair value in other assets on the unaudited condensed consolidated statements of financial condition. The fair value of the interest rate lock commitments was $804 thousand and $847 thousand at June 30, 2013 and December 31, 2012, respectively. The interest rate lock commitments had a total notional amount of $81.1 million for the held-for-sale pipeline at June 30, 2013.

(8) Deposits

Deposits consist of the following major classifications:

	June 30, 2013	December 31, 2012
Interest-bearing demand deposits	$1,247,189	$1,215,548
Non-interest-bearing demand deposits	530,702	535,635
Savings deposits	272,238	264,155
Time certificates under $100,000	314,250	323,768
Time certificates $100,000 or more	244,589	256,725
Brokered time deposits	113,070	117,393

Total	$2,722,038	$2,713,224

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

Earnings (Loss) Per Share Computation

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$678	$1,313	$3,131	$(26,765)
Average common shares outstanding	86,323,099	85,884,671	86,284,325	85,830,764
Net effect of dilutive common stock equivalents	33,697	31,755	73,643	—

Adjusted average shares outstanding—dilutive	86,356,796	85,916,426	86,357,968	85,830,764

Basic earnings (loss) per share	$0.01	$0.02	$0.04	$(0.31)
Diluted earnings (loss) per share	$0.01	$0.02	$0.04	$(0.31)

(10) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $36.8 million and $40.5 million at June 30, 2013 and December 31, 2012, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the judgment of management, the financial condition of the Company will not be affected materially by the final outcome of any letters of credit.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of June 30, 2013, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at June 30, 2013 and December 31, 2012 was $488 thousand and $613 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Reserve for Residential Mortgage Loans Sold with Recourse

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. As of June 30, 2013, the Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 460, Guarantees. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of June 30, 2013 and December 31, 2012 was $525 thousand and $325 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

•  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
June 30, 2013	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$70,994	$70,994	$—	$—
U.S. Government agency securities	4,590	—	4,590	—
U.S. Government agency mortgage-backed securities	203,388	—	203,388	—
Other mortgage-backed securities	288	—	288	—
State and municipal securities	31,495	—	31,495	—
Trust preferred securities	7,675	—	—	7,675
Collateralized loan obligations	22,375	—	22,375	—
Other securities	2,247	2,247	—	—
Hedged commercial loans	26,619	—	26,619	—
Residential mortgage loans held-for-sale	69,417	—	69,417	—
Interest rate lock commitments on residential mortgages	804	—	—	804
Interest rate swaps	29,478	—	29,478	—
Interest rate floor	199	—	199	—
Liabilities:
Fair value interest rate swaps	2,505	—	2,505	—
Interest rate swaps	29,949	—	29,949	—
Interest rate floor	199	—	199	—

December 31, 2012
Assets:
Investment securities available for sale:
U.S. Treasury securities	$10,011	$10,011	$—	$—
U.S. Government agency securities	4,949	—	4,949	—
U.S. Government agency mortgage-backed securities	354,978	—	354,978	—
Other mortgage-backed securities	286	—	286	—
State and municipal obligations	40,170	—	40,170	—
Trust preferred securities	5,882	—	—	5,882
Corporate bonds	25,442	—	25,442	—
Other securities	1,464	1,464	—	—
Hedged commercial loans	30,454	—	30,454	—
Residential mortgage loans held-for-sale	99,013	—	99,013	—
Interest rate lock commitments on residential mortgages	847	—	—	847
Interest rate swaps	40,594	—	40,594	—
Interest rate floor	275	—	275	—
Liabilities:
Fair value interest rate swaps	3,503	—	3,503	—
Interest rate swaps	40,646	—	40,646	—
Interest rate floor	275	—	275	—

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

In general, the Level 2 valuation process uses the following significant inputs in determining the fair value of the Company’s different classes of investments:

U.S. Government agency securities. These securities are evaluated based on either a nominal spread basis for non-callable securities or on an option adjusted spread (“OAS”) basis for callable securities. The nominal spread and OAS levels are based on from observations of identical or comparable securities actively trading in the markets.

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

Corporate bonds. The fair value measurements for corporate bonds consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit quality information and the bond’s terms and conditions, among other things. Since relevant and observable prices are available, those valuations would be classified as Level 2.

Collateralized loan obligations. The fair value measurements for collateralized loan obligations are obtained through quotes obtained from broker/dealers based on similar actively traded securities. Those valuations would be classified as Level 2.

Hedged commercial loans. The hedged commercial loans are one component of a declared hedging relationship as defined under FASB ASC 815. The interest rate swap component of the declared hedging relationship is carried at its fair value and the carrying value of the commercial loans included a similar change in fair values. The fair value of these loans is estimated through discounted cash flow analysis which utilizes available market data on the performance of similar loans. This is considered a Level 2 input.

Residential mortgage loans held-for-sale. Effective July 1, 2012, the Company’s residential mortgage loans held-for-sale were recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. The Company adopted the fair value option on these loans as it believes the fair value measurement of such loans reduces certain timing differences between related revenue and expense recognition in the Company’s financial statements and better aligns with the management of the portfolio from a business perspective. The fair value option allows the Company to record the mortgage loans held-for-sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held for sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $1.0 million as of June 30, 2013. There were no residential mortgage loans held-for-sale that were nonaccrual or 90 or more days past due as of June 30, 2013 or December 31, 2012. Interest income on these loans is recognized in interest and fees on loans in the unaudited condensed consolidated statements of operations.

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

The cash flow model for the pooled issue owned by the Company at June 30, 2013 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange (“NYSE”) or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 5.0% for the pooled security and 8.0% for the single issuer that is currently deferring interest payments. An increase or decrease of 3% in the discount rate on the pooled issue would result in a decrease of $1.5 million or an increase of $2.3 million in the security fair value, respectively. An increase or decrease of 3% in the discount on the single issuer would result in a decrease of $543 thousand or an increase of $869 thousand in the security fair value, respectively.

Interest rate lock commitments on residential mortgages. The determination of the fair value of interest rate lock commitments is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The pull through percentage, which is based upon historical experience, was 68% and 70% as of June 30, 2013 and December 31, 2012, respectively. An increase or decrease of 20% in the pull through assumption would result in a positive or negative change of $275 thousand in the fair value of interest rate lock commitments. The fair value of interest rate lock commitments was $804 thousand at June 30, 2013 and $847 thousand at December 31, 2012.

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Investment Securities

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$16,803	$5,978	$5,882	$4,908
Total gains, realized/unrealized:
Included in earnings	—	—	—	—
Included in accumulated other comprehensive income	1,372	(747)	1,793	323
Purchases	—	—	10,500	—
Maturities	—	—	—	—
Prepayments	—	—	—	—
Calls	—	—	—	—
Transfers out of Level 3	(10,500)	—	(10,500)	—

Balance, end of period	$7,675	$5,231	$7,675	$5,231

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Interest Rate Lock Commitments on Residential Mortgages

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$633	$—	$847	$—
Total gains, realized/unrealized:
Included in earnings(1)	171	—	(43)	—
Included in accumulated other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Maturities	—	—	—	—
Prepayments	—	—	—	—
Calls	—	—	—	—
Transfers into Level 3	—	—	—	—

Balance, end of period	$804	$—	$804	$—

(1)	Amount included in mortgage banking revenue, net on the unaudited condensed consolidated statements of operations.

There was a transfer between Level 3 and Level 2 of the fair value hierarchy during the six months ended June 30, 2013 for a change in valuation method of collateralized loan obligation investment securities. The valuation method used as of March 31, 2013 was a third party pricing service that utilized model-based valuations, whereby the inputs could change based on changes in market indices, selling prices of similar securities, management’s assumptions related to the credit rating of the security, prepayment assumptions and other factors such as credit loss assumptions and management’s assertion of the current market conditions. The transfer occurred on April 1, 2013 and the fair value valuation method was changed as of that same date to utilize market-based broker quotes, which is deemed a Level 2 input. There were no transfers between the three levels for the six months ended June 30, 2012. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, Small Business Administration (“SBA”) servicing assets, restricted equity investments, goodwill and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At June 30, 2013 and 2012, these assets were valued in accordance with GAAP and, except for impaired loans and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820.

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets
	Total	Level 1	Level 2	Level 3
June 30, 2013
Assets:
Impaired loans	$63,093	$—	$—	$63,093	$(7,127)
Real estate owned	347	—	—	347	(380)
June 30, 2012
Assets:
Impaired loans	$73,656	$—	$—	$73,656	$(22,089)
Real estate owned	392	—	—	392	(249)

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

The following table summarizes the Company’s appraisal approach based upon loan category.

Loan Category Used for Impairment Review	Method of Determining the Value
Loans less than $1 million	Evaluation or restricted use appraisal

Loans $1 million or greater
Existing appraisal 18 months or less	Restricted use appraisal
Existing appraisal greater than 18 months	Summary form appraisal

Commercial loans secured primarily by residential real estate
Loans less than $1 million	Automated valuation model
Loans $1 million or greater	Summary form appraisal

Non-commercial loans secured primarily by residential real estate
Loans less than $250 thousand	Automated valuation model or summary form appraisal
Loans $250 thousand or greater	Summary form appraisal

An evaluation report, as defined by the OCC, is a written report prepared by an appraiser that describes the real estate collateral, its condition, current and projected uses and sources of information used in the analysis, and provides an estimate of value in situations when an appraisal is not required.

A restricted use appraisal is defined as a written report prepared under the Uniform Standards of Professional Appraisal Practice (“USPAP”). A restricted use appraisal is for the Company’s use only and should contain a brief statement of information significant to the determination of the value of the collateral under review. This report can be used for ongoing collateral monitoring.

A summary form appraisal is defined as a written report prepared under the USPAP which contains a detailed summary of all information significant to the determination of the collateral valuation. This report is more detailed than a restricted use report and provides sufficient information to enable the user to understand the rationale for the opinions and conclusions in the report.

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

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $9.2 million and $6.0 million at June 30, 2013 and 2012, respectively. The collateral underlying these loans had a fair value of $6.0 million and $1.8 million, including a specific reserve in the allowance for loan losses of $3.3 million and $4.2 million at June 30, 2013 and 2012, respectively. There were no charge-offs for impaired loans with specific reserves during the six months ended June 30, 2013 and $277 thousand in charge-offs for impaired loans with specific reserves during the six months ended June 30, 2012. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $57.1 million and $71.9 million at June 30, 2013 and 2012, respectively, as the underlying collateral was not below the carrying amount or the loans were charged down to their collateral value. Charge-offs on these loans were $3.9 million and $17.6 million during the six months ended June 30, 2013 and 2012, respectively.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned also includes bank properties transferred from operations. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the six months ended June 30, 2013, the Company recorded a decrease in fair value of $58 thousand on commercial properties and $322 thousand on bank properties. These adjustments were based upon unobservable inputs, and therefore categorized as Level 3 measurements.

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$71,290	$71,290	$77,564	$77,564
Interest-earning bank balances	370,949	370,949	92,052	92,052
Investment securities available for sale	343,052	343,052	443,182	443,182
Investment securities held to maturity	855	885	912	960
Loans receivable, net	2,084,166	1,981,698	2,203,307	2,055,025
Loans held-for-sale	69,417	69,417	123,005	123,005
Hedged commercial loans(1)	26,619	26,619	30,454	30,454
Restricted equity investments	17,242	17,242	17,886	17,886
Interest rate lock commitments on residential mortgages	804	804	847	847
Interest rate swaps	29,478	29,478	40,594	40,594
Interest rate floor	199	199	275	275
Liabilities:
Demand deposits	1,777,891	2,302,702	1,751,183	1,729,671
Savings deposits	272,238	291,776	264,155	262,636
Time deposits	671,909	675,394	697,886	695,093
Securities sold under agreements to repurchase – customers	562	562	1,968	1,968
Advances from FHLBNY	61,037	61,173	61,415	62,784
Junior subordinated debentures	92,786	63,429	92,786	57,072
Fair value interest rate swaps	2,505	2,505	3,503	3,503
Interest rate swaps	29,949	29,949	40,646	40,646
Interest rate floor	199	199	275	275

(1)	Includes positive market value adjustment of $2.4 million and $3.5 million at June 30, 2013 and December 31, 2012, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

Cash and cash equivalents. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value. This is a Level 1 fair value input.

Investment securities. For investment securities, fair values are based on a combination of quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded and price models, discounted cash flow methodologies, or similar techniques that may contain unobservable inputs that are supported by little or no market activity and require significant judgment. The fair value of available-for-sale securities is measured utilizing Level 1 and Level 2 inputs. The fair value of held-to-maturity securities is measured utilizing Level 2 inputs.

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

Loans held-for-sale. Loans held-for-sale generally includes residential mortgage loans that are originated with the intent to sell. These loans were recorded at fair value as the Company elected the fair value option under FASB ASC 825, effective July 1, 2012. The fair value of loans held-for-sale is valued using the quoted market price of such loans, which is a Level 2 input. At June 30, 2013, loans held-for-sale also included $27.3 million of jumbo residential mortgage loans recorded at fair value, which was determined based upon the agreed upon sales price with the third-party purchaser. At December 31, 2012, loans held-for-sale also included $21.9 million of commercial real estate loans recorded at lower of cost or estimated fair value for which the fair value was determined based upon the agreed upon sales price with the third-party purchaser.

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

Securities sold under agreements to repurchase – customer. The fair value is estimated to be the amount payable at the reporting date. This is considered a Level 2 input.

Securities sold under agreements to repurchase – FHLBNY advances. The fair value is estimated through Level 2 inputs by determining the cost or benefit for early termination of the individual borrowing.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices. The Company and the Bank were in compliance with these regulatory capital requirements of the FRB and the OCC as of June 30, 2013. As discussed below and elsewhere herein, additional capital requirements have been imposed on the Bank by the OCC, which the Bank was also in full compliance with as of June 30, 2013 and December 31, 2012.

On April 15, 2010, the Bank entered into a written agreement with the OCC (the “OCC Agreement”) which contained requirements to develop and implement a profitability and capital plan which provides for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment. The capital plan was also required to contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC. During the second quarter of 2010, the Company delivered its profit and capital plans to the OCC. Updated profit and capital plans were subsequently submitted as requested.

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter of 2010, the Company revised and implemented changes to policies and procedures pursuant to the OCC Agreement. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. As of June 30, 2013, the Bank’s brokered deposits represented 3.8% of its total liabilities.

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

The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At June 30, 2013, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.33%, its Tier 1 Capital ratio was 12.79%, and its Total Capital ratio was 14.05%.

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of June 30, 2013 and December 31, 2012.

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$343,821	14.80%	$185,862	8.00%	N/A
Sun National Bank	325,697	14.05	185,472	8.00	$231,840	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	299,995	12.91	92,931	4.00	N/A
Sun National Bank	296,476	12.79	92,736	4.00	139,104	6.00
Leverage ratio:
Sun Bancorp, Inc.	299,995	9.43	127,281	4.00	N/A
Sun National Bank	296,476	9.33	127,084	4.00	158,854	5.00
December 31, 2012
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$340,111	13.72%	$198,340	8.00%	N/A
Sun National Bank	322,041	13.02	197,964	8.00	$247,455	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	293,008	11.82	99,170	4.00	N/A
Sun National Bank	290,922	11.76	98,982	4.00	148,473	6.00
Leverage ratio:
Sun Bancorp, Inc.	293,008	9.30	126,080	4.00	N/A
Sun National Bank	290,922	9.24	125,902	4.00	157,377	5.00

(1)	Not applicable for bank holding companies.

Regulatory reforms have recently been released, which will also impose restrictions on our current business practices. Recent items affecting us include the final Basel III rule.

Basel III Capital rules for U.S. banking organizations – On July 2, 2013, the FRB voted to adopt final Basel III capital rules for U.S. banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets that will apply to all covered financial institution holding companies and all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new and increased minimum capital ratios will become effective for us on January 1, 2015 and will be fully phased-in on January 1, 2019. In addition, the final rule will impose limits on capital distributions by, and discretionary bonus payments to executive officers of, banking organizations that do not maintain a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer will be phased-in over a transition period from January 1, 2016 to January 1, 2019.

The chart below contains the Basel III regulatory capital levels that we must satisfy during the applicable transition period, from January 1, 2015 until January 1, 2019, which are in addition to and separate from the individual minimum capital ratios established by the OCC.

	Basel III Regulatory Capital Levels
	January 1,	January 1,	January 1,	January 1,	January 1,
	2015	2016	2017	2018	2019
Tier 1 common equity	4.5%	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.0%	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.0%	8.625%	9.25%	9.875%	10.5%

The final rule emphasizes common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rule also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets.

We anticipate that our capital ratios, on a Basel III basis, will continue to exceed the regulatory minimum requirements to be considered well-capitalized. We are evaluating options to mitigate the capital impact of the final rule prior to its effective implementation date.

At June 30, 2013 and December 31, 2012, although the Company and the Bank exceeded the regulatory minimum ratios for classification as “well capitalized,” due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.”

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the Bank would not be able to pay a dividend to the Company at June 30, 2013. Moreover, per the OCC Agreement and the Board resolutions referenced above, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve.

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

In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2010. The prepaid assessment was applied against actual quarterly assessments until the remaining portion was refunded in the second quarter of 2013. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment did not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 31, 2009, the Company paid the FDIC prepaid assessment of $18.3 million. The remaining prepaid assessment of $1.6 million was refunded during the second quarter of 2013. FDIC assessment expense of $2.2 million was recognized during the six months ended June 30, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q of the Company and the documents incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We are including this statement for the purpose of invoking those safe harbor provisions. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements may include, among other things:

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

Some of these and other factors are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and Quarterly Report on Form 10-Q for the three months ended March 31, 2013, under “Item 1A Risk Factors” as such sections may be amended or supplemented herein or in other filings pursuant to the Exchange Act. The development of any or all of these factors could have an adverse impact on our financial position and results of operations.

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

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q of the Company contains financial information prepared pursuant to methods other than in accordance with GAAP. Management uses these “non-GAAP” measures in their analysis of the Company’s performance. Management believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods as well as demonstrating the effects of significant gains and charges in the current period. The Company believes that a meaningful analysis of its financial performance requires an understanding of the factors underlying that performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management uses these measures to evaluate the underlying performance and efficiency of operations. Management believes these measures reflect core trends of the business.

Tax Equivalent Net Interest Income:

This Quarterly Report on Form 10-Q references tax-equivalent interest income. Tax-equivalent interest income is a non-GAAP financial measure. Tax-equivalent interest income assumes a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended June 30, 2013 and June 30, 2012 were $175 thousand and $217 thousand, respectively. The fully taxable equivalent adjustments for the six months ended June 30, 2013 and June 30, 2012 were $387 thousand and $449 thousand, respectively. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. The following table provides a reconciliation of tax equivalent net interest income to GAAP net interest income using a 35% tax rate:

For the Three Months Ended:

June 30,	2013	2012
Net interest income, as presented	$21,776	$24,883
Effect of tax-exempt income	175	217

Net interest income, tax equivalent	$21,951	$25,100

For the Six Months Ended:

June 30,	2013	2012
Net interest income, as presented	$44,854	$49,533
Effect of tax-exempt income	387	450

Net interest income, tax equivalent	$45,241	$49,983

Core Deposits:

Core deposits is calculated by excluding time deposits and brokered deposits from total deposits. The following table provides a reconciliation of core deposits to GAAP total deposits at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Total deposits	$2,722,038	$2,713,224
Less: Time deposits	558,839	580,493
Less: Brokered deposits	113,070	117,393

Core deposits	$2,050,129	$2,015,338

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in the tables are in thousands)

Overview

The Company is a bank holding company headquartered in Vineland, New Jersey, with an executive office in Mt. Laurel, New Jersey. The Bank is the Company’s principal subsidiary. At June 30, 2013, the Company had total assets of $3.2 billion, total liabilities of $2.9 billion and total shareholders’ equity of $261.7 million. Through the Bank, the Company provides commercial and consumer banking services. The Company offers a comprehensive array of lending, depository and financial services to its commercial and consumer customers throughout the marketplace. The Company funds its lending activities primarily through retail and brokered deposits, the scheduled maturities of its investment portfolio and other wholesale funding sources.

As a financial institution with a primary focus on traditional banking activities, the Company generates the majority of its revenue through net interest income, which is defined as the difference between interest income earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon the Company’s ability to prudently manage the balance sheet for growth, combined with how successfully it maintains or increases net interest margin. The Company also generates revenue through fees earned on the various services and products offered to its customers and through sales of loans, primarily residential mortgages. Offsetting these revenue sources are provisions for credit losses on loans, operating expenses and income taxes.

The economic recovery has been slower than anticipated, but signs of growth that began to appear in the fourth quarter of 2012 have continued into the first half of 2013. Although interest rates have begun to rise slightly, they remained near historical lows. The unemployment rate in the U.S. declined slightly to 7.4% in July 2013 from 7.8% in March 2013. According to recently released estimates, the U.S. gross domestic product for the second quarter of 2013 increased at an annual rate of 1.7% as compared to 1.1% growth in the first quarter of 2013. The increase is primarily due to increases in exports, real residential investments and state and local government spending. These were partly offset by increased imports and declining federal government spending, including the effects of the federal budget sequestration. The increase in job growth which occurred during 2012 and the first half of 2013 coupled with increased spending and some improvements in the housing sector have created some optimism in the markets that an economic recovery may be underway. New Jersey has also been hit particularly hard by the economic slump for the past few years and remains hampered by high unemployment. However, there have been signs of improvement in New Jersey during 2013, including a decrease in the unemployment rate in the state to 8.7% in June 2013 from 9.0% as of March 2013.

At its latest meeting in July 2013, the FRB decided to keep the Federal Funds target rate unchanged in a continued effort to help stimulate economic growth. Since December 2008, the FRB has kept the Federal Funds rate, a key indicator of short-term rates such as credit card rates and HELOC rates, at a range of 0.00%-0.25% with the intent of encouraging consumers and businesses to borrow and spend to help jump start the economy. The FRB decided to maintain this target range and continues to anticipate that it will be appropriate at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than 0.5% above the 2% percent longer-run goal, and longer-term inflation expectations continue to be well anchored.

The continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the quarter ended June 30, 2013.

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

Management monitors its allowance for loan losses on a monthly basis and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors warrant. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss and recovery experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

•	Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications;

•	Nature and volume of loans;

•	Historical loss trends;

•	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries, and for commercial loans, the level of loans being approved with exceptions to policy;

•	Experience, ability and depth of management and staff;

•	National and local economic and business conditions, including various market segments;

•	Quality of the Company’s loan review system and degree of Board oversight; and

•	Effect of external factors, including the deterioration of collateral values, on the level of estimated credit losses in the current portfolio.

Additionally, for the commercial loan portfolio, historic loss and recovery experience over a three-year horizon, based on a rolling 12-quarter migration analysis, is taken into account for the quantitative factor component. For the non-commercial loan quantitative component, the average historic loss and recovery experience over a 12-quarter time period is utilized for the allowance calculation. In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss and recovery experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans without reserves (specific allowance). A specific allowance is calculated on individually identified impaired loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss and recovery experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience.

As changes in the Company’s operating environment occur and as recent loss experience fluctuates, the factors for each category of loan based on type and risk rating will change to reflect current circumstances and the quality of the loan portfolio. Given that the components of the allowance are based partially on historical losses, recoveries and on risk rating changes in response to recent events, required reserves may trail the emergence of any unforeseen deterioration in credit quality.

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

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

The Company adopted the fair value option on these loans which allows the Company to record the mortgage loans held-for-sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held-for-sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility as the amounts more closely offset, particularly in environments in which interest rates are declining. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $804 thousand as of June 30, 2013 and $847 thousand at December 31, 2012.

Interest rate lock commitments on residential mortgages. The Company enters into interest rate lock commitments on its residential mortgage loans originated for sale. The determination of the fair value of interest rate lock commitments is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The pull through percentage, which is based upon historical experience, was 68% as of June 30, 2013.

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

Recent Accounting Principles.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update seek to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists by presenting the unrecognized tax benefit, or a portion of the unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward are not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. The Company is currently evaluating the impact of this ASU on its financial statements.

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

Financial Condition

Total assets were $3.21 billion at June 30, 2013 as compared to $3.22 billion at December 31, 2012. Loans receivable, net of allowance for loan losses, decreased $119.5 million to $2.11 billion at June 30, 2013 as compared to $2.23 billion at December 31, 2012. This was driven by a decrease of $49.4 million in commercial and industrial loans due primarily to commercial loan paydowns generated from workout strategies. Also, residential mortgage loans declined by $48.3 million due to the sale of $46.0 million of jumbo residential mortgage loans and the transfer of $27.3 million of jumbo residential mortgage loans to loans held-for-sale at June 30, 2013. These reductions were partially offset by new mortgage loan originations. Over the same period, loans held-for-sale decreased $51.5 million, or 42.6% and total investment securities decreased $100.8 million, or 21.8%. The decrease in investment securities was due to the sale of $124.8 million of securities prior to maturity during the first half of 2013. These decreases were offset by an increase of $272.6 million, or 160.7%, in cash and cash equivalents from December 31, 2012 to June 30, 2013. The Company has positioned itself to take advantage of a rising interest rate environment with an asset sensitive balance sheet.

Total liabilities decreased $17.2 million, or 0.6%, to $2.94 billion at June 30, 2013 compared to $2.96 billion at December 31, 2012. Shareholders’ equity decreased $934 thousand, or 0.4%, to $261.7 million at June 30, 2013 as compared to $262.6 million at December 31, 2012, with the decrease primarily attributable to a loss in other comprehensive income for the six months ended June 30, 2013 of $5.1 million, partially offset by net income for the same period of $3.1 million.

As of June 30, 2013, the Company had $26.8 million outstanding on 12 residential construction, commercial construction and land development relationships which agreements included interest reserves. As of December 31, 2012, the Company had $24.3 million outstanding on 19 residential construction, commercial construction and land development relationships which agreements included interest reserves. The total amount available in those reserves to fund interest payments was $3.7 million and $3.6 million at June 30, 2013 and December 31, 2012, respectively. There were no relationships with interest reserves which were on non-accrual status as of June 30, 2013 and December 31, 2012. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time the loan is underwritten in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at June 30, 2013 and December 31, 2012.

Table 1: Summary of Non-performing Assets and TDRs

	June 30, 2013	December 31, 2012
Non-performing assets:
Non-accrual loans	$54,031	$74,884
Troubled debt restructuring, non-accruing	17,693	18,244
Troubled debt restructuring, non-accruing, held-for-sale	—	2,499
Loans past due 90 days and accruing	—	—
Real estate owned, net	6,743	7,473

Total non-performing assets	78,467	103,100

The Company’s allowance for losses on loans increased to $48.0 million, or 2.22% of gross loans receivable, at June 30, 2013 from $45.9 million, or 2.02% of gross loans receivable, at December 31, 2012. Negative provision for loan losses of $1.7 million was recorded during the six months ended June 30, 2013 compared to expense of $31.2 million for the same period in 2012. The increase in reserve balances is primarily due to recoveries of $9.6 million, offset by charge-offs of $5.8 million and negative provision of $1.7 million. The recoveries were primarily driven by the payoff of three commercial real estate loans which resulted in $6.0 million of recoveries. These recoveries are the result of successful workout strategies implemented by the Company. Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place to absorb losses inherent in the loan portfolio.

Total non-performing loans decreased $23.9 million to $71.7 million at June 30, 2013 from December 31, 2012. The decrease was primarily due to continued workout success and payoffs of non-performing loans. Total non-accruing TDRs at June 30, 2013 were $17.7 million.

Real estate owned decreased $730 thousand to $6.7 million at June 30, 2013 as compared to $7.5 million at December 31, 2012. During the six months ended June 30, 2013, the Company transferred five commercial properties and three residential properties totaling $2.0 million and $374 thousand, respectively, from loans into real estate owned. During the same period, the Company recorded $58 thousand of write-downs of real estate owned relating to two commercial properties and $322 thousand relating to two bank properties. There were eight commercial properties with a total carrying amount of $1.8 million sold resulting in a net loss of $384 thousand, two residential properties with a total carrying amount of $348 thousand sold resulting in no gain or loss, and three bank properties with a carrying amount of $503 thousand sold for a loss of $179 thousand during the six months ended June 30, 2013. At June 30, 2013, the Company had 24 properties in the real estate owned portfolio, three of which are former bank branches.

The net deferred tax liability decreased $3.5 million from December 31, 2012 to a net deferred tax asset of $2.0 million at June 30, 2013 due to a decrease in the unrealized gains on investment securities. The Company maintains a valuation allowance of $112.3 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company and it is more likely than not that the full deferred tax asset will not be realized.

Investment securities available for sale decreased $100.1 million, or 22.6%, from $443.2 million at December 31, 2012 to $343.1 million at June 30, 2013 due primarily to the sale of $125.1 million of securities in the first quarter of 2013. These securities were sold due to the anticipation of a rising interest rate environment. Investment securities held to maturity decreased $57 thousand, or 6.3%, from $912 thousand at December 31, 2012 to $855 thousand at June 30, 2013.

Other assets decreased $14.7 million, or 26.0%, to $41.8 million at June 30, 2013 from $56.6 million at December 31, 2012. This decrease was primarily the result of $10.7 million in market value adjustments on swap transactions recorded during the six months ended June 30, 2013 and the $2.6 million reduction in prepaid FDIC insurance assessments down to $0. For more information on the Company’s financial derivative instruments, see Note 7 of the notes to unaudited condensed consolidated financial statements.

Total borrowings, excluding debentures held by trusts, totaled $69.1 million and $71.0 million at June 30, 2013 and December 31, 2012, respectively. This decrease of $1.9 million was due primarily to a $1.4 million decrease in securities sold under agreements to repurchase with customers.

Other liabilities decreased $22.6 million, or 27.2%, to $60.4 million at June 30, 2013 from $82.9 million at December 31, 2012. The decrease was primarily due to a decrease of $10.7 million in market value adjustments on swap transactions since December 31, 2012 and a decrease of $8.9 million relating to normal cash settlements with the Federal Reserve.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

Overview. The Company’s net income available to shareholders for the three months ended June 30, 2013 was $678 thousand, or $0.01 per common share, compared to a net income of $1.3 million, or $0.02 per common share, for the same period in 2012. During the three months ended June 30, 2013 and 2012, the Company recorded negative provision of $1.9 million and expense of $510 thousand of loan loss provisions, respectively.

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

Net interest income, on a tax-equivalent basis, decreased $3.1 million to $22.0 million for the three months ended June 30, 2013, from $25.1 million for the same period in 2012.

Tax equivalent interest income decreased $3.7 million, or 12.6%, from $29.6 million for the three months ended June 30, 2012, to $25.9 million for the three months ended June 30, 2013. This decrease was rate driven as compared to the quarter ended June 30, 2012 as the yield on loans decreased by 43 basis points. In addition, the yield on investment securities decreased 56 basis points to 1.88% for the three months ended June 30, 2013 from 2.44% for the comparable prior year period due to changes in the interest rate environment.

Interest expense decreased $582 thousand, or 12.9%, for the three months ended June 30, 2013, as compared to the same period in 2012. The decrease was primarily rate driven. The cost of interest-bearing deposit accounts decreased 11 basis points from the quarter ended June 30, 2012 to 0.54% at June 30, 2013.

The interest rate spread and net interest margin for the three months ended June 30, 2013 were 2.83% and 2.96%, respectively, compared to 3.36% and 3.53%, respectively, for the same period in 2012.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended June 30, 2013 and 2012. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$1,719,278	$18,622	4.33%	$1,815,704	$21,123	4.65%
Home equity	197,237	1,911	3.88	218,910	2,297	4.20
Second mortgage	28,679	432	6.03	38,545	550	5.71
Residential real estate	307,248	2,485	3.24	155,479	1,608	4.14
Other	28,929	495	6.84	34,765	624	7.18

Total loans receivable	2,281,371	23,945	4.20	2,263,403	26,202	4.63
Investment securities(3)	373,311	1,751	1.88	558,708	3,402	2.44
Interest-earning bank balances	307,348	192	0.25	25,080	15	0.24

Total interest-earning assets	2,962,030	25,888	3.50	2,847,191	29,619	4.16

Non-interest earning assets:
Cash and due from banks	70,968			72,472
Bank properties and equipment, net	49,192			53,164
Goodwill and intangible assets, net	40,256			43,745
Other assets	99,607			100,055

Total non-interest-earning assets	260,023			269,436

Total assets	$3,222,053			$3,116,627

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,244,074	$1,094	0.35%	$1,208,250	$1,146	0.38%
Savings deposits	269,624	220	0.33	262,947	217	0.33
Time deposits	677,738	1,632	0.96	639,179	2,084	1.30

Total interest-bearing deposit accounts	2,191,436	2,946	0.54	2,110,376	3,447	0.65

Short-term borrowings:
Federal funds purchased	—	—	—	8,956	9	0.40
Securities sold under agreements to repurchase - customers	2,304	1	0.17	5,807	2	0.14
Long-term borrowings:
FHLBNY advances (4)	61,051	318	2.08	33,675	229	2.72
Obligations under capital lease	7,504	125	6.66	7,770	129	6.64
Junior subordinated debentures	92,786	547	2.36	92,786	703	3.04

Total borrowings	163,645	991	2.42	148,994	1,072	2.88

Total interest-bearing liabilities	2,355,081	3,937	0.67	2,259,370	4,519	0.80

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	531,210			493,707
Other liabilities	72,654			77,883

Total non-interest bearing liabilities	603,864			571,590

Total liabilities	2,958,945			2,830,960
Shareholders’ equity	263,108			285,667

Total liabilities and shareholders’ equity	$3,222,053			$3,116,627

Net interest income		$21,951			$25,100

Interest rate spread (5)			2.83%			3.36%

Net interest margin (6)			2.96%			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.77%			126.02%

(1)	Average balances include non-accrual loans and loans held-for-sale.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended June 30, 2013 and 2012 were $175 thousand and $217 thousand, respectively.
(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended June 30, 2013 vs. 2012
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(1,088)	$(1,413)	$(2,501)
Home equity lines of credit	(218)	(168)	(386)
Home equity term loan	(148)	30	(118)
Residential real estate	1,295	(418)	877
Other	(102)	(27)	(129)

Total loans receivable	(261)	(1,996)	(2,257)
Investment securities	(975)	(676)	(1,651)
Interest-earning deposits with banks	176	1	177

Total interest-earning assets	(1,060)	(2,671)	(3,731)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	34	(86)	(52)
Savings deposits	5	(2)	3
Time deposits	121	(573)	(452)

Total interest-bearing deposit accounts	160	(661)	(501)

Short-term borrowings:
Federal funds purchased	(9)	—	(9)
Securities sold under agreements to repurchase—customers	(1)	—	(1)
Long-term borrowings:
FHLBNY advances(2)	2	87	89
Obligations under capital lease	—	(4)	(4)
Junior subordinated debentures	88	(244)	(156)

Total borrowings	80	(161)	(81)

Total interest-bearing liabilities	240	(822)	(582)

Net change in net interest income	$(1,300)	$(1,849)	$(3,149)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

Provision for Loan Losses. The Company recorded negative provision for loan losses of $1.9 million during the three months ended June 30, 2013, as compared to expense of $510 thousand for the same period in 2012. The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, decreased $117.4 million, or 5.2%, to $2.16 billion at June 30, 2013 as compared to $2.28 billion at December 31, 2012. In addition, total non-performing loans decreased $23.9 million from $95.6 million at December 31, 2012 to $71.7 million at June 30, 2013. The ratio of allowance for loan losses to gross loans receivable was 2.22% at June 30, 2013 as compared to 2.02% at December 31, 2012. Net recoveries for the three months ended June 30, 2013 were $2.8 million as compared to net charge-offs of $1.2 million during the same period in 2012.

The provision recorded is the amount deemed appropriate by management based on the current risk profile of the portfolio to absorb losses existing at the balance sheet date. At least monthly, management performs an analysis to identify the inherent risk of loss in the Company’s loan portfolio. This analysis includes a qualitative evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, delinquencies, and other factors. Additionally, management updates the migration analysis and historic loss and recovery experience on a quarterly basis.

Non-Interest Income. Non-interest income increased $3.3 million to $10.3 million for the three months ended June 30, 2013, as compared to $7.0 million for the same period in 2012. This increase was primarily attributable to an increase in mortgage banking revenue, net, of $4.3 million due to significant growth in the Company’s mortgage operations from the prior year period. This was partially offset by the prior period gain on the sale of investment securities recorded during the three months ended June 30, 2012 of $430 thousand compared to no gain recorded during the three months ended June 30, 2013.

Non-Interest Expense. Non-interest expense increased $3.2 million to $33.2 million for the three months ended June 30, 2013 as compared to $30.0 million for the same period in 2012. This increase was primarily due to an increase in professional fees and real estate owned expense, net, of $3.9 million and $765 thousand, respectively, due to additional compliance related consulting expenses and losses recorded on the sale of properties during the three months ended June 30, 2013.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

Overview. The Company recognized net income available to shareholders for the six months ended June 30, 2013 of $3.1 million, or $0.04 per common share, compared to a net loss of $26.8 million, or a loss of $0.31 per common share, for the same period in 2012. During the six months ended June 30, 2013 and 2012, the Company recorded a negative loan loss provision of $1.7 million and expense of $31.2 million, respectively.

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

Net interest income, on a tax-equivalent basis, decreased $4.7 million to $45.2 million for the six months ended June 30, 2013, from $50.0 million for the same period in 2012.

Tax equivalent interest income decreased $6.1 million, or 10.3%, from $59.3 million for the six months ended June 30, 2012, to $53.2 million for the six months ended June 30, 2013. This decrease was primarily rate driven as the yield on loans decreased by 39 basis points versus the comparable prior year period. In addition, the yield on investment securities decreased 45 basis points to 2.01% for the six months ended June 30, 2013 from 2.46% for the comparable prior year period due to changes in the interest rate environment.

Interest expense decreased $1.3 million, or 14.4%, for the six months ended June 30, 2013, as compared to the same period in 2012. The decrease was primarily rate driven as the cost of interest-bearing deposits decreased 13 basis points from 0.67% at June 30, 2012 to 0.54% at June 30, 2013.

The interest rate spread and net interest margin for the six months ended June 30, 2013 were 2.93% and 3.06%, respectively, compared to 3.34% and 3.51%, respectively, for the same period in 2012.

Table 4 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the six months ended June 30, 2013 and 2012. Average balances are derived from daily balances.

Table 4: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$1,731,846	$37,581	4.34%	$1,832,460	$42,398	4.63%
Home equity	200,755	3,817	3.80	219,661	4,542	4.14
Second mortgage	29,508	860	5.83	39,946	1,140	5.71
Residential real estate	319,017	5,556	3.48	139,523	2,984	4.28
Other	29,665	1,030	6.94	38,249	1,342	7.02

Total loans receivable	2,310,791	48,844	4.23	2,269,839	52,406	4.62
Investment securities (3)	400,516	4,035	2.01	554,603	6,824	2.46
Interest-earning bank balances	243,658	303	0.25	27,465	31	0.23

Total interest-earning assets	2,954,965	53,182	3.60	2,851,907	59,261	4.16

Non-interest earning assets:
Cash and due from banks	71,867			72,111
Bank properties and equipment, net	49,774			53,751
Goodwill and intangible assets, net	40,618			44,206
Other assets	97,114			113,720

Total non-interest-earning assets	259,373			283,788

Total assets	$3,214,338			$3,135,695

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,242,974	$2,205	0.35%	$1,229,970	$2,406	0.39%
Savings deposits	267,519	435	0.33	262,575	446	0.34
Time deposits	683,431	3,321	0.97	629,967	4,280	1.36

Total interest-bearing deposit accounts	2,193,924	5,961	0.54	2,122,512	7,132	0.67

Short-term borrowings:
Federal funds purchased	—	—	—	7,665	14	0.37
Securities sold under agreements to repurchase - customers	2,613	2	0.15	6,238	4	0.13
Long-term borrowings:
FHLBNY advances (4)	61,105	634	2.08	25,597	443	3.46
Obligations under capital lease	7,538	251	6.66	7,802	259	6.64
Junior subordinated debentures	92,786	1,093	2.36	92,786	1,426	3.07

Total borrowings	164,042	1,980	2.41	140,088	2,146	3.06

Total interest-bearing liabilities	2,357,966	7,941	0.67	2,262,600	9,278	0.82

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	518,973			490,398
Other liabilities	74,310			83,722

Total non-interest bearing liabilities	593,283			574,120

Total liabilities	2,951,249			2,836,720
Shareholders’ equity	263,090			298,975

Total liabilities and shareholders’ equity	$3,214,339			$3,135,695

Net interest income		$45,241			$49,983

Interest rate spread (5)			2.93%			3.34%

Net interest margin (6)			3.06%			3.51%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.32%			126.05%

(1)	Average balances include non-accrual loans and loans held-for-sale.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the six months ended June 30, 2013 and 2012 were $387 thousand and $450 thousand, respectively.
(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase - FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 5: Rate/Volume(1)

	For the Six Months Ended June 30, 2013 vs. 2012
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(2,260)	$(2,557)	$(4,817)
Home equity lines of credit	(375)	(350)	(725)
Home equity term loan	(303)	23	(280)
Residential real estate	3,205	(633)	2,572
Other	(298)	(14)	(312)

Total loans receivable	(31)	(3,531)	(3,562)
Investment securities	(1,688)	(1,101)	(2,789)
Interest-earning deposits with banks	269	3	272

Total interest-earning assets	(1,450)	(4,629)	(6,079)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	25	(226)	(201)
Savings deposits	8	(19)	(11)
Time deposits	333	(1,292)	(959)

Total interest-bearing deposit accounts	366	(1,537)	(1,171)

Short-term borrowings:
Federal funds purchased	(14)	—	(14)
Securities sold under agreements to repurchase—customers	(3)	1	(2)
Long-term borrowings:
FHLBNY advances(2)	421	(230)	191
Obligations under capital lease	(9)	1	(8)
Junior subordinated debentures	1	(334)	(333)

Total borrowings	396	(562)	(166)

Total interest-bearing liabilities	762	(2,099)	(1,337)

Net change in net interest income	$(2,212)	$(2,530)	$(4,742)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

Provision for Loan Losses. The Company recorded negative provision for loan losses of $1.7 million during the six months ended June 30, 2013, as compared to expense of $31.2 million for the same period in 2012. The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, decreased $117.4 million, or 5.2%, to $2.16 billion at June 30, 2013 as compared to $2.28 billion at December 31, 2012. In addition, total non-performing loans decreased $23.9 million from $95.6 million at December 31, 2012 to $71.7 million at June 30, 2013. The ratio of allowance for loan losses to gross loans receivable was 2.22% at June 30, 2013 as compared to 2.02% at December 31, 2012. Net recoveries for the six months ended June 30, 2013 were $3.8 million as compared to net charge-offs of $21.5 million during the same period in 2012.

The provision recorded is the amount deemed appropriate by management based on the current risk profile of the portfolio to absorb losses existing at the balance sheet date. At least monthly, management performs an analysis to identify the inherent risk of loss in the Company’s loan portfolio. This analysis includes a qualitative evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, delinquencies, and other factors. Additionally, management updates the migration analysis and historic loss and recovery experience on a quarterly basis.

Non-Interest Income. Non-interest income increased $8.6 million to $21.1 million for the six months ended June 30, 2013, as compared to $12.5 million for the same period in 2012. During the six months ended June 30, 2013, the Company recorded $9.0 million of mortgage banking revenue, net, an increase of $7.0 million compared to the prior year period due to significant growth in the Company’s mortgage operations. The increase was also driven by a $3.0 million increase on the gain on sale of investment securities from $430 thousand recorded during the six months ended June 30, 2012 to $3.5 million recorded during the six months ended June 30, 2013.

Non-Interest Expense. Non-interest expense increased $7.0 million to $64.6 million for the six months ended June 30, 2013 as compared to $57.6 million for the same period in 2012. The increase was primarily due to additional compliance related consulting expenses which increased professional fees by $6.1 million during the six months ended June 30, 2013 in comparison to the prior year period. In addition, commission expense increased $1.3 million due to the corresponding increase in mortgage production volume and real estate owned expenses, net, increased $918 thousand due to increases in sale volume and write-down activity. Offsetting these increases were a decrease of $929 thousand in problem loan expenses due to overall reductions in problem loans and a decrease of $380 thousand in amortization of intangibles due to a core deposit intangible asset being fully amortized during the three months ended March 31, 2013.

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

The major source of the Company’s funding on a consolidated basis is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained in a variety of wholesale funding sources as well, including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other securities and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes; however, this funding source is currently limited to 6.0% of the Bank’s total liabilities in accordance with a written agreement between the Bank and the OCC (the “OCC Agreement”) and the OCC’s subsequent approved increase in the limit, as discussed later in this section. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. Deposit rates continued to decrease in 2013, but at a rate slower than in previous quarters. Core deposits, which exclude all certificates of deposit, increased by $34.8 million to $2.05 billion, or 75.3% of total deposits at June 30, 2013, as compared to $2.02 billion, or 74.3% of total deposits at December 31, 2012. The Company has additional secured borrowing capacity with the Federal Reserve of approximately $162.5 million, of which none was utilized, and the FHLBNY of approximately $135.2 million, of which $61.0 million was utilized. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $35.0 million, of which none were utilized as of June 30, 2013. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of June 30, 2013, the Company had a par value of $274.3 million and $125.5 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company’s primary uses of funds are the origination of loans, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending June 30, 2014 total $428.0 million, or approximately 15.7% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At June 30, 2013, the Bank’s brokered deposits represented 3.8% of its total liabilities.

Management is taking all necessary actions to ensure the Bank becomes fully compliant with all requirements of the OCC Agreement. In October 2011, the Board of Directors of the Company resolved, among other things, not to declare or pay cash dividends, take dividends from the Bank or repurchase its stock, without the prior written approval of the Federal Reserve.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At June 30 2013, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.33%, Tier 1 Capital ratio was 12.79%, and Total Capital ratio was 14.05%.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of June 30, 2013:

Table 6: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$343,821	14.80%	$185,862	8.00%	N/A
Sun National Bank	325,697	14.05	185,472	8.00	$231,840	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	299,995	12.91	92,931	4.00	N/A
Sun National Bank	296,476	12.79	92,736	4.00	139,104	6.00
Leverage ratio:
Sun Bancorp, Inc.	299,995	9.43	127,281	4.00	N/A
Sun National Bank	296,476	9.33	127,084	4.00	158,854	5.00

(1)	Not applicable for bank holding companies.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2013, $75.5 million of a total of $90.0 million in capital securities qualified as Tier 1 with $14.5 million qualifying as Tier 2.

Basel III Capital Rules

On July 2, 2013, the FRB voted to adopt final Basel III Capital rules for U.S. banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets that will apply to all covered financial institution holding companies and all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4 percent for all banking organizations. These new minimum capital ratios will become effective for us on January 1, 2015 and will be fully phased-in on January 1, 2019 and are separate from the individual minimum capital ratios established by the OCC.

In addition, the final rule will impose limits on capital distributions by, and discretionary bonus payments to executive officers of, banking organizations that do not maintain a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The capital conservation buffer will be phased-in over a transition period from January 1, 2016 to January 1, 2019.

The final rule emphasizes common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rule also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets.

We anticipate that our capital ratios, on a Basel III basis, will exceed the regulatory minimum requirements to be considered well-capitalized. We are evaluating options to mitigate the capital impact of the final rule prior to its effective implementation date.

The ability of the Bank to pay dividends to the Company is governed by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the Bank would not be able to pay a dividend to the Company at June 30, 2013. Moreover, per the OCC Agreement and the Board resolutions, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve.

See Note 12 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at June 30, 2013 was $36.8 million and the portion of the exposure not covered by collateral was approximately $533 thousand. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at June 30, 2013 and December 31, 2012 was $488 thousand and $613 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. As of June 30, 2013, the Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 460, Guarantees. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of June 30, 2013 and December 31, 2012 was $525 thousand and $325 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

At June 30, 2013, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $614.5 million representing a positive one-year gap ratio of 19.17%. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at June 30, 2013 shows a position that is relatively neutral to interest rates with a more negative bias as rates decrease. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of June 30, 2013. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Change in Interest Rates (Basis Points)	Percentage Change in Net Interest Income Year 1
+200	6.3%
+100	3.0%
-100	(0.9)%
-200	(1.7)%

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

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), the Company’s principal executive officer and principal accounting officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures were designed and functioning effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended December 31, 2012 and Form 10-Q for the three months ended March 31, 2013 previously filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)

Exhibit 3.2	Certificate of Amendment to Restated Certificate of Incorporation (2)

Exhibit 3.3	Amended and Restated Bylaws of Sun Bancorp, Inc. (3)

Exhibit 4.1	Common Security Specimen (4)

Exhibit 31(a)	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on February 6, 2009 (Registration Number 333-157131).
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011 (File No. 0-20957).
(3)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 24, 2007 (File No. 0-20957).
(4)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (File No. 333-21903).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Bancorp, Inc.
Registrant

Date: August 8, 2013	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer
(Duly Authorized Representative)

Date: August 8, 2013	/s/ Thomas R. Brugger
Thomas R. Brugger
Executive Vice President and Chief Financial Officer
(Duly Authorized Representative)