Form 10-Q
period 2013-09-30
SUN BANCORP INC /NJ/
filed 2013-11-08
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Common Stock, $1.00 Par Value – 86,564,040 Shares Outstanding at November 5, 2013

Page Number

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2013 and December 31, 2012	3

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012	4

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2013 and 2012	5

Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2013 and 2012	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3. Quantitative and Qualitative Disclosures about Market Risk	56

Item 4. Controls and Procedures	57

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	58

Item 1A. Risk Factors	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3. Defaults Upon Senior Securities	58

Item 4. Mine Safety Disclosures	58

Item 5. Other Information	58

Item 6. Exhibits	59

Signatures	59

Exhibits:

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

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$77,130	$77,564
Interest-earning bank balances	376,453	92,052

Cash and cash equivalents	453,583	169,616
Investment securities available for sale (amortized cost of $412,088 and $439,488 at September 30, 2013 and December 31, 2012, respectively)	407,170	443,182
Investment securities held to maturity (estimated fair value of $711 and $960 at September 30, 2013 and December 31, 2012, respectively)	700	912
Loans receivable (net of allowance for loan losses of $48,854 and $45,873 at September 30, 2013 and December 31, 2012, respectively)	2,120,686	2,230,287
Loans held-for-sale, at lower of cost or market	—	21,922
Loans held-for-sale, at fair value	18,707	99,013
Restricted equity investments, at cost	17,159	17,886
Bank properties and equipment, net	49,387	50,805
Real estate owned, net	5,059	7,473
Accrued interest receivable	6,566	8,054
Goodwill	38,188	38,188
Intangible assets, net	1,260	3,262
Bank owned life insurance (BOLI)	76,770	76,858
Deferred taxes, net	2,009	—
Other assets	39,077	56,573

Total assets	$3,236,321	$3,224,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,752,693	$2,713,224
Securities sold under agreements to repurchase – customers	554	1,968
Advances from the Federal Home Loan Bank of New York (FHLBNY)	60,997	61,415
Obligations under capital lease	7,402	7,609
Junior subordinated debentures	92,786	92,786
Deferred taxes, net	—	1,509
Other liabilities	64,749	82,925

Total liabilities	2,979,181	2,961,436

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized; 88,617,863 shares issued and 86,549,666 shares outstanding at September 30, 2013; 88,300,637 shares issued and 86,193,914 shares outstanding at December 31, 2012	88,618	88,301
Additional paid-in capital	507,011	506,537
Retained deficit	(309,742)	(308,011)
Accumulated other comprehensive (loss) income	(2,909)	2,186
Deferred compensation plan trust	(406)	(256)
Treasury stock at cost, 2,068,197 shares at September 30, 2013; and 2,106,723 December 31, 2012	(25,432)	(26,162)

Total shareholders’ equity	257,140	262,595

Total liabilities and shareholders’ equity	$3,236,321	$3,224,031

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$24,576	$25,631	$73,420	$78,037
Interest on taxable investment securities	1,680	2,221	4,449	7,278
Interest on non-taxable investment securities	310	393	1,028	1,228
Dividends on restricted equity investments	222	224	685	735

Total interest income	26,788	28,469	79,582	87,278

INTEREST EXPENSE
Interest on deposits	2,813	3,279	8,773	10,410
Interest on funds borrowed	445	259	1,332	978
Interest on junior subordinated debentures	550	597	1,643	2,023

Total interest expense	3,808	4,135	11,748	13,411

Net interest income	22,980	24,334	67,834	73,867
PROVISION FOR LOAN LOSSES	724	1,868	(988)	33,061

Net Interest income after provision for loan losses	22,256	22,466	68,822	40,806

NON-INTEREST INCOME
Service charges on deposit accounts	2,314	2,917	6,793	8,468
Mortgage banking revenue, net	1,593	4,723	10,598	6,739
Gain on sale of investment securities	2	—	3,489	430
Investment products income	678	510	2,085	1,690
BOLI income	482	489	1,416	1,498
Derivative credit valuation adjustment	(380)	(198)	(878)	(525)
Other	1,110	1,037	3,436	3,659

Total non-interest income	5,799	9,478	26,939	21,959

NON-INTEREST EXPENSE
Salaries and employee benefits	12,656	13,666	39,967	40,910
Commission expense	2,001	2,462	6,598	5,745
Occupancy expense	3,456	3,275	10,113	9,595
Equipment expense	1,796	1,866	5,485	5,394
Data processing expense	995	1,084	3,021	3,246
Amortization of intangible assets	540	922	2,002	2,764
Insurance expense	1,496	1,375	4,468	4,318
Professional fees	5,947	713	13,355	2,070
Advertising expense	676	464	1,927	1,769
Problem loan expense	816	2,154	2,638	4,905
Real estate owned expense, net	252	779	1,741	1,350
Office supplies expense	192	302	612	949
Other	2,094	1,688	5,565	5,321

Total non-interest expense	32,917	30,750	97,492	88,336

(LOSS) INCOME BEFORE INCOME TAXES	(4,862)	1,194	(1,731)	(25,571)
INCOME TAX BENEFIT	—	(34)	—	(34)

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(4,862)	$1,228	$(1,731)	$(25,535)

Basic (loss) earnings per share	$(0.06)	$0.01	$(0.02)	$(0.30)

Diluted (loss) earnings per share	$(0.06)	$0.01	$(0.02)	$(0.30)

Weighted average shares – basic	86,499,587	86,001,929	86,356,867	85,888,236

Weighted average shares – diluted	86,499,587	86,047,655	86,356,867	85,888,236

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(4,862)	$1,228	$(1,731)	$(25,535)
Other Comprehensive Income, net of tax
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	$(19)	$953	$(3,024)	$2,384
Less: reclassification adjustment for (gains) losses included in net income	(1)	54	(2,071)	(205)
Other comprehensive (loss) income	(20)	1,007	(5,095)	2,179

COMPREHENSIVE (LOSS) INCOME	$(4,882)	$2,235	$(6,826)	$(23,356)

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
BALANCE, JANUARY 1, 2012	$—	$87,825	$504,508	$(257,520)	$625	$(193)	$(26,162)	$309,083
Net loss	—	—	—	(25,535)	—	—	—	(25,535)
Other comprehensive income	—	—	—	—	2,179	—	—	2,179
Issuance of common stock	—	277	512	—	—	(29)	—	750
Stock-based compensation	—	69	934	—	—	—	—	1,003

BALANCE, SEPTEMBER 30, 2012	$—	$88,171	$505,954	$(283,055)	$2,804	$(232)	$(26,162)	$287,480

BALANCE, JANUARY 1, 2013	$—	$88,301	$506,537	$(308,011)	$2,186	$(256)	$(26,162)	$262,595
Net loss	—	—	—	(1,731)	—	—	—	(1,731)
Other comprehensive loss	—	—	—	—	(5,095)	—	—	(5,095)
Issuance of common stock	—	272	(27)	—	—	(150)	730	825
Stock-based compensation	—	45	501	—	—	—	—	546

BALANCE, SEPTEMBER 30, 2013	$—	$88,618	$507,011	$(309,742)	$(2,909)	$(406)	$(25,432)	$257,140

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(1,731)	$(25,535)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	(988)	33,061
Reserve for unfunded commitments	(214)	24
Depreciation, amortization and accretion	8,045	9,436
Write down of book value of bank properties and equipment and real estate owned	295	986
Net gain on sale and calls of investment securities available-for-sale	(3,500)	(347)
Net loss on sale of real estate owned	886	150
Gain on sale of mortgage loans	(10,805)	(5,237)
Gain on bulk sale of jumbo residential mortgage loans, net	(1,916)	—
Mark-to-market on loans held for sale	1,624	(1,548)
Decrease (increase) in fair value of interest rate lock commitments	499	(630)
Derivative credit valuation adjustments	504	51
Increase in cash surrender value of BOLI	(1,416)	(1,498)
Stock-based compensation	546	1,003
Shares contributed to employee benefit plans	976	750
Mortgage loans originated for sale	(418,984)	(275,609)
Proceeds from the sale of mortgage loans	535,733	244,910
Proceeds from bulk sale of jumbo residential mortgage loans	117,184	—
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	1,488	729
Other assets	3,062	2,935
Other liabilities	(3,718)	(3,463)

Net cash provided (used in) by operating activities	227,570	(19,832)

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(248,543)	(117,022)
Net redemption (purchases) of restricted equity securities	727	(2,214)
Proceeds from maturities, prepayments or calls of investment securities available for sale	80,854	98,131
Proceeds from maturities, prepayments or calls of investment securities held to maturity	209	1,020
Proceeds from sale and calls of investment securities available-for-sale	197,019	27,447
Proceeds from sale of commercial real estate loans	20,771	—
Proceeds from sale of repossessed assets	231	—
Return of surrender value of BOLI	1,504	—
Net increase in loans	(36,022)	(49,121)
Purchases of bank properties and equipment	(2,846)	(2,862)
Proceeds from sale of real estate owned	5,063	2,914

Net cash provided by (used in) investing activities	18,967	(41,707)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	39,469	(21,170)
Repayments of securities sold under agreements to repurchase – customer	(1,414)	(2,081)
Issuance of federal funds purchased	—	30,000
(Repayments) issuances of advances from FHLBNY	(418)	14,016
Net issuances of securities sold under agreements to repurchase – FHLB	—	5,000
Repayment of obligations under capital leases	(207)	(193)

Net cash provided by (used in) financing activities	37,430	25,572

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	283,967	(35,968)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	169,616	119,822

CASH AND CASH EQUIVALENTS, END OF PERIOD	$453,583	$83,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$11,997	$21,583
Income taxes paid	—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Transfer of loans and bank property to real estate owned	3,702	3,771

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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report on Form 10-K of Sun Bancorp, Inc. (the “Company”) for the year ended December 31, 2012. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment on investment securities, income taxes and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

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

Loans Held-For-Sale. Loans held-for-sale totaled $18.7 million and $120.9 million at September 30, 2013 and December 31, 2012, respectively. The balance at September 30, 2013 included residential mortgages originated with the intent to sell. All loans in this category were recorded at fair value at September 30, 2013. The balance at December 31, 2012 includes $99.0 million of residential mortgages originated with the intent to sell which were recorded at fair value and $21.9 million of commercial real estate loans, recorded at the lower of cost or market.

Allowance for Loan Losses. The allowance for loan losses is determined by management based upon past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The provision for loan losses is based upon historical loan loss experience, a series of qualitative factors and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC 310, Receivables (“FASB ASC 310”). Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays of less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and qualitative factors. Included in these qualitative factors are:

•	Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications;

•	Nature and volume of loans;

•	Historical loss trends;

•	Changes in lending policies and procedures, underwriting standards, collections, and for commercial loans, the level of loans being approved with exceptions to policy;

•	Experience, ability and depth of management and staff;

•	National and local economic and business conditions, including various market segments;

•	Quality of the Company’s loan review system and degree of Board oversight; and

•	Effect of external factors, including the deterioration of collateral values, on the level of estimated credit losses in the current portfolio.

Commercial loans, including commercial real estate loans, are placed on non-accrual status at the time the loan has been delinquent for 90 days unless the loan is well secured and in the process of collection. Generally, commercial loans and commercial real estate loans are charged-off no later than 180 days after becoming delinquent unless the loan is well secured and in the process of collection, or other extenuating circumstances support collection. Residential real estate loans are typically placed on non-accrual status at the time the loan has been delinquent for 90 days. Other consumer loans are typically charged-off at 180 days delinquent. In all cases, loans must be placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Goodwill and Intangible Assets. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tests goodwill for impairment annually as of December 31. The Company elected to not apply the qualitative evaluation option permitted under Accounting Standards Update (“ASU”) 2011-8, Intangibles – Goodwill and Other (Topic 35): Testing Goodwill for Impairment issued in September 2011. Therefore, the Company utilizes the two-step goodwill impairment test outlined in FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”). Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment, or one level below an operating segment, as defined in FASB ASC 280. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. At December 31, 2012, the Company performed its annual goodwill impairment test, and step one of the analysis indicated that the Company’s fair value was greater than its carrying value; therefore, the Company’s goodwill was not impaired at December 31, 2012. The carrying amount of goodwill totaled $38.2 million at September 30, 2013 and December 31, 2012.

Intangible assets, net on the consolidated statements of financial condition, consist of core deposit intangibles, net of accumulated amortization from the Bank’s previous acquisitions. Core deposit intangibles are amortized using the straight-line method based on the characteristics of the particular deposit type and are evaluated annually for impairment.

Bank Owned Life Insurance (“BOLI”). The Company has purchased life insurance policies on certain key employees. These policies are recorded at their cash surrender value, or the amount that can be realized in accordance with FASB ASC 325-30, Investments in Insurance Contracts. At September 30, 2013, the Company had $26.0 million invested in a general account and $50.8 million in a separate account, for a total BOLI cash surrender value of $76.8 million. The BOLI separate account is invested in a mortgage-backed securities fund, which is managed by an independent investment firm. Pricing volatility of these underlying instruments may have an impact on investment income; however, the fluctuations would be partially mitigated by a stable value wrap agreement which is a component of the separate account. Income from these policies and changes in the cash surrender value are recorded in BOLI income of the unaudited condensed consolidated statements of operations.

Income Taxes. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the unaudited condensed consolidated statements of operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment is applied when addressing the requirements of FASB ASC 740. At September 30, 2013, the Company had a valuation allowance of $114.6 million against its gross deferred tax asset. As the Company remained in a cumulative loss position, the deferred tax valuation allowance is still appropriate at September 30, 2013. The net deferred tax asset of $2.0 million in the unaudited condensed consolidated statements of financial condition at September 30, 2013 represents the tax benefit from unrealized losses on investment securities available-for-sale. The Company believes the related deferred tax asset will be realized.

Mortgage Banking Revenue, Net. Mortgage banking revenue, net includes revenues associated with the sale of residential mortgage loans originated with the intent to sell, net of recourse liability provision as well as gain on bulk sales of jumbo residential mortgage loans. The components of this line item are as follows:

	For the Three Months Ended September 30,
	2013	2012
Gains on the sale of residential mortgage loans	$3,182	$2,556
Loss on bulk sale of jumbo residential mortgage loans	(447)	—
Market value adjustment on loans held-for-sale	(585)	1,647
Fair value adjustment on interest rate lock commitments	(457)	630
Recourse liability provision	(100)	(110)

Mortgage banking revenue, net	$1,593	$4,723

	For the Nine Months Ended September 30,
	2013	2012
Gains on the sale of residential mortgage loans	$11,105	$4,789
Gain on bulk sale of jumbo residential mortgage loans	1,916	—
Market value adjustment on loans held-for-sale	(1,624)	1,995
Fair value adjustment on interest rate lock commitments	(499)	630
Recourse liability provision	(300)	(675)

Mortgage banking revenue, net	$10,598	$6,739

Accumulated Other Comprehensive (Loss) Income. The Company classifies items of accumulated comprehensive income by their nature and displays the details of other comprehensive income in the unaudited condensed consolidated statements of comprehensive income. Amounts categorized as comprehensive loss/income represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment (“OTTI”) loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income (loss) for the period. These reclassifications for the three and nine months ended September 30, 2013 and 2012 were as follows:

	For the Three Months Ended September 30,
	2013			2012
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding (loss) gain on securities available for sale during the period	$(32)	$13	$(19)	$1,611	$(658)	$953
Reclassification adjustment for net (gains) losses included in net income(1)	(2)	1	(1)	92	(38)	54

Net unrealized (loss) gain on securities available for sale	$(34)	$14	$(20)	$1,703	$(696)	$1,007

(1)	All amounts are included in non-interest income in the unaudited condensed consolidated statements of operations.

	For the Nine Months Ended September 30,
	2013			2012
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding (loss) gain on securities available for sale during the period	$(5,112)	$2,088	$(3,024)	$4,030	$(1,646)	$2,384
Reclassification adjustment for net gains included in net income(1)	(3,500)	1,429	(2,071)	(346)	141	(205)

Net unrealized (loss) gain on securities available for sale	$(8,612)	$3,517	$(5,095)	$3,684	$(1,505)	$2,179

(1)	All amounts are included in non-interest income in the unaudited condensed consolidated statements of operations.

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

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes. It also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and did not materially affect the Company’s financial statements.

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

Activity in the stock option plans for the nine months ended September 30, 2013 was as follows:

Summary of Options Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2013	1,785,157	$7.35	1,178,775
Granted	88,610	3.57	—
Exercised	—	—	—
Forfeited	(99,454)	3.65	—
Expired	(47,178)	10.73	—

September 30, 2013	1,727,135	$7.28	1,388,873
Options vested or expected to vest(1)	1,427,909	$7.32	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 5.7 years for Options outstanding and 5.1 years for Options exercisable as of September 30, 2013.

At September 30, 2013, the aggregate intrinsic value was $199 thousand for Options outstanding and $56 thousand for Options exercisable.

During the nine months ended September 30, 2013 and 2012, the Company granted 88,610 Options and 283,322 Options, respectively. In accordance with FASB ASC 718, the fair value of the Options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of an Option is estimated using historical exercise behavior of employees at a particular level of management who were granted Options with a comparable term. The Options have historically been granted with a 10 year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the Options for the nine months ended September 30, 2013 and 2012 are as follows:

	For the Nine Months Ended September 30,
	2013	2012
Weighted average fair value of Options granted	$1.68	$1.51
Weighted average risk-free rate of return	0.80%	0.94%
Weighted average expected option life in months	59	60
Weighted average expected volatility	62%	62%
Expected dividends(1)	$—	$—

(1)	To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested Stock Award activity during the nine months ended September 30, 2013 is presented in the following table:

Summary of Nonvested Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Awards outstanding, January 1, 2013	639,037	$3.30
Issued	410,097	3.54
Vested	(99,899)	4.73
Forfeited	(177,655)	3.07

Nonvested Stock Awards outstanding, September 30, 2013	771,580	$3.30

There were 410,097 and 49,623 shares of nonvested Stock Awards issued during the nine months ended September 30, 2013 and 2012, respectively. The value of these shares is based upon the closing price of the common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the nonvested Stock Awards issued.

Total compensation expense recognized related to Options and nonvested Stock Awards, including that for non-employee directors, during the three and nine months ended September 30, 2013 was $193 thousand and $649 thousand, respectively, as compared to $264 thousand and $1.1 million, respectively, for the three and nine months ended September 30, 2012. As of September 30, 2013, there was approximately $655 thousand and $3.1 million of total unrecognized compensation cost related to Options and nonvested Stock Awards, respectively, granted by the Company. The cost of the Options and Stock Awards is expected to be recognized over a weighted average period of 3.1 years and 3.2 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at September 30, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013
Available for sale:
U.S. Treasury securities	$2,496	$2	$—	$2,498
U.S. Government agency securities	4,968	—	(443)	4,525
U.S. Government agency mortgage-backed securities	337,019	2,079	(2,948)	336,150
Other mortgage-backed securities	279	3	—	282
State and municipal securities	29,239	1,433	—	30,672
Trust preferred securities	12,625	—	(4,852)	7,773
Collateralized loan obligations	22,500	—	(192)	22,308
Other securities	2,962	—	—	2,962

Total available for sale	412,088	3,517	(8,435)	407,170

Held to maturity:
U.S. Government agency mortgage-backed securities	450	11	—	461
Other securities	250	—	—	250

Total held to maturity	700	11	—	711

Total investment securities	$412,788	$3,528	$(8,435)	$407,881

December 31, 2012
Available for sale:
U.S. Treasury securities	$9,998	$13	$—	$10,011
U.S. Government agency securities	4,966	—	(17)	4,949
U.S. Government agency mortgage-backed securities	348,854	7,104	(980)	354,978
Other mortgage-backed securities	287	—	(1)	286
State and municipal obligations	36,848	3,322	—	40,170
Trust preferred securities	12,622	—	(6,740)	5,882
Corporate bonds	24,449	993	—	25,442
Other	1,464	—	—	1,464

Total available for sale	439,488	11,432	(7,738)	443,182

Held to maturity:
U.S. Government agency mortgage-backed securities	662	48	—	710
Other mortgage-backed securities	250	—	—	250

Total held to maturity	912	48	—	960

Total investment securities	$440,400	$11,480	$(7,738)	$444,142

During the nine months ended September 30, 2013, the Company had two state and municipal securities called prior to maturity at an aggregate par value of $1.5 million, resulting in gross realized gains of $11 thousand, and had two U.S. treasury securities and one state and municipal security mature which had an aggregate par value of $10.0 million and $225 thousand, respectively. During the same period, 42 securities were sold prior to maturity for gross proceeds of $199.6 million, which resulted in gross realized gains of $3.5 million. The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2013
U.S. Government agency securities	$4,526	$(443)	$—	$—	$4,526	$(443)
U.S. Government agency mortgage-backed securities	200,157	(2,948)	—	—	200,157	(2,948)
Trust preferred securities	—	—	7,772	(4,852)	7,772	(4,852)
Collateralized loan obligations	22,308	(192)	—	—	22,308	(192)

Total	$226,991	$(3,583)	$7,772	$(4,852)	$234,763	$(8,435)

December 31, 2012
U.S. Government agency securities	$4,949	$(17)	$—	$—	$4,949	$(17)
U.S. Government agency mortgage-backed securities	69,145	(980)	—	—	69,145	(980)
Other mortgage-backed securities	286	(1)	—	—	286	(1)
Trust preferred securities	—	—	5,882	(6,740)	5,882	(6,740)

Total	$74,380	$(998)	$5,882	$(6,740)	$80,262	$(7,738)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations apply, the guidance requires the Company to record an OTTI charge to earnings for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations apply, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the consolidated statements of financial condition. Application of this guidance resulted in no OTTI charges during the three and nine months ended September 30, 2013 and 2012.

The following is a roll-forward for the three and nine months ended September 30, 2013 and 2012 of OTTI charges recognized in earnings as a result of credit losses on investments:

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

U.S. Government Agency Securities. At September 30, 2013, the gross unrealized loss in the category of less than 12 months of $443 thousand consisted of one agency security with an estimated fair value of $4.5 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of September 30, 2013, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

U.S. Government Agency Mortgage-Backed Securities. At September 30, 2013, the gross unrealized loss in the category of less than 12 months of $2.9 million consisted of 24 mortgage-backed securities with an estimated fair value of $200.2 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of September 30, 2013, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Collateralized Loan Obligation Securities. At September 30, 2013, the gross unrealized loss in the category of less than 12 months of $192 thousand consisted of two AAA and one AA rated collateralized loan obligation securities with an estimated fair value of $22.3 million. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of September 30, 2013, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Trust Preferred Securities. At September 30, 2013, the gross unrealized loss in the category of 12 months or longer of $4.9 million consisted of two trust preferred securities. The trust preferred securities are comprised of one non-rated single issuer security with an amortized cost of $3.8 million and an estimated fair value of $2.5 million, and one non-investment grade rated pooled security with an amortized cost of $8.8 million and an estimated fair value of $5.2 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The non-investment grade pooled security is in a senior position in the capital structure. The security had a 2.4 times principal coverage. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% of defaults or deferrals’ every three years with no recovery rate. As of September 30, 2013, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

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

In August 2009, the issuer of the non-rated single issuer trust preferred security elected to defer its normal quarterly dividend payment. As contractually permitted, the issuer may defer dividend payments up to five years with accumulated dividends, and interest on those deferred dividends, payable upon the resumption of its scheduled dividend payments. The issuer is currently operating under an agreement with its regulators. The agreement stipulates that the issuer must receive permission from its regulators prior to resuming its scheduled dividend payments. The contractual deferred period for the issuer ends on September 1, 2014.

During the three and nine months ended September 30, 2013, the Company did not record an OTTI credit-related charge related to this deferring single issuer trust preferred security. Based on the Company’s most recent evaluation, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The Company recognizes that the length of time the issuer has been in deferral, the difficult economic environment and some weakened performance measures, while recently improving, increased the probability that a full recovery of principal and anticipated dividends may not be realized. The cumulative OTTI on this security as of September 30, 2013 was $1.2 million. Based upon the current capital position of the issuer and recent improvements in the financial performance of the issuer, the Company concluded that an additional impairment charge was not warranted at September 30, 2013.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at September 30, 2013 and December 31, 2012 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
September 30, 2013
Due in one year or less	$2,962	$2,962	$—	$—
Due after one year through five years	2,496	2,498	250	250
Due after five years through ten years	14,458	14,524	—	—
Due after ten years	54,874	50,754	—	—

Total investment securities, excluding mortgage-backed securities	74,790	70,738	250	250
U.S. Government agency mortgage-backed securities	337,019	336,150	450	461
Other mortgage-backed securities	279	282	—	—

Total investment securities	$412,088	$407,170	$700	$711

December 31, 2012
Due in one year or less	$11,437	$11,452	$—	$—
Due after one year through five years	24,697	25,691	250	250
Due after five years through ten years	12,971	13,735	—	—
Due after ten years	41,242	37,040	—	—

Total investment securities, excluding mortgage-backed securities	90,347	87,918	250	250
U.S. Government agency mortgage-backed securities	348,854	354,978	662	710
Other mortgage-backed securities	287	286	—	—

Total investment securities	$439,488	$443,182	$912	$960

At September 30, 2013, the Company had $99.5 million, amortized cost, and $99.9 million, estimated fair value, of investment securities pledged to secure public deposits. As of September 30, 2013, the Company had $128.6 million, amortized cost, and $129.0 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(4) Loans

The components of loans as of September 30, 2013 and December 31, 2012 were as follows:

Loan Components

	September 30, 2013	December 31, 2012
Commercial:
Commercial and industrial	$503,773	$556,966
CRE owner occupied	495,280	527,825
CRE non-owner occupied	586,036	584,857
Land and development	51,767	55,919
Consumer:
Home equity lines of credit	192,135	207,720
Home equity term loans	26,028	30,842
Residential real estate	281,537	273,413
Other	32,984	38,618

Total gross loans held-for-investment	2,169,540	2,276,160
Allowance for loan losses	(48,854)	(45,873)

Net loans held-for-investment	$2,120,686	$2,230,287

Loans on Non-Accrual Status

	September 30, 2013	December 31, 2012
Commercial:
Commercial & industrial	$15,613	$12,156
Commercial & industrial, held-for-sale	—	1,114
CRE owner occupied	11,003	14,957
CRE owner occupied, held-for-sale	—	3,223
CRE non-owner occupied	4,241	5,305
CRE non-owner occupied, held-for-sale	—	5,298
Land and development	4,314	20,897
Land and development, held-for-sale	—	589
Consumer:
Home equity lines of credit	3,516	3,714
Home equity term loans	1,028	1,226
Residential real estate	4,624	5,747
Other	637	658
Troubled debt restructuring, non-accrual	$10,419	$18,244
Troubled debt restructuring, non-accrual, held-for-sale	—	2,499

Total non-accrual loans	$55,395	$95,627

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

As of September 30, 2013, the Company had $38.6 million outstanding on 15 residential construction, commercial construction and land development relationships for which the agreements included interest reserves. As of December 31, 2012, the Company had $24.3 million outstanding on 19 residential construction, commercial construction and land development relationships for which the agreements included interest reserves. The total amount available in those reserves to fund interest payments was $3.6 million at September 30, 2013 and December 31, 2012. There were no relationships with interest reserves which were on non-accrual status at September 30, 2013 and December 31, 2012. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

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

(5) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Nine Months Ended September 30, 2013
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$33,197	$2,734	$3,333	$6,609	$45,873
Charge-offs	(5,234)	(1,391)	(180)	(664)	(7,469)
Recoveries	10,786	401	10	241	11,438

Net recoveries (charge-offs)	5,552	(990)	(170)	(423)	3,969
Provision for loan losses	1,914	1,826	(277)	(4,451)	(988)

Ending balance	$40,663	$3,570	$2,886	$1,735	$48,854

Ending balance: individually evaluated for impairment	$8,372	$36	$13	$19	$8,440

Ending balance: collectively evaluated for impairment	$32,291	$3,534	$2,873	$1,716	$40,414

Financing Receivables:
Ending balance	$1,636,856	$218,163	$281,537	$32,984	$2,169,540

Ending balance: individually evaluated for impairment	$45,297	$4,543	$4,814	$632	$55,286

Ending balance: collectively evaluated for impairment	$1,591,559	$213,620	$276,723	$32,352	$2,114,254

(1)	Amount includes both home equity lines of credit and term loans
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Nine Months Ended September 30, 2012
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$34,227	$2,566	$903	$3,971	$41,667
Charge-offs	(25,474)	(1,353)	(207)	(603)	(27,637)
Recoveries	1,507	259	12	148	1,926

Net charge-offs	(23,967)	(1,094)	(195)	(455)	(25,711)
Provision for loan losses	31,267	925	1,628	(760)	33,060

Ending balance	$41,527	$2,397	$2,336	$2,756	$49,016

Ending balance: individually evaluated for impairment	$3,248	$—	$13	$—	$3,261

Ending balance: collectively evaluated for impairment	$38,279	$2,397	$2,323	$2,756	$45,755

Financing Receivables:
Ending balance	$1,802,060	$245,521	$224,246	$39,069	$2,310,996

Ending balance: individually evaluated for impairment	$110,191	$3,591	$4,798	$226	$118,806

Ending balance: collectively evaluated for impairment	$1,691,869	$241,930	$219,548	$38,843	$2,192,190

(1)	Amount includes both home equity lines of credit and term loans
(2)	Includes the unallocated portion of the allowance for loan losses.

Risk Characteristics

Commercial Loans. Included in this segment is commercial and industrial, commercial real estate owner occupied , commercial real estate non-owner occupied, and land and development. Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation. Commercial real estate owner occupied loans rely on the cash flow from the successful operation of the borrower’s business to make repayment. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Commercial real estate non-owner occupied loans rely on the payment of rent by third-party tenants. The borrower’s ability to repay the loan or sell the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. Commercial and industrial loans are primarily secured by assets of the business, such as accounts receivable and inventory. Due to the nature of the collateral securing these loans, the liquidation of these assets may be problematic and costly. Commercial real estate owner occupied and non-owner occupied loans are secured by the underlying properties. The local economy and real estate market affect the appraised value of these properties which may impact the ultimate repayment of these loans. Land and development loans are primarily repaid by the sale of the developed properties or by conversion to a permanent term loan. These loans are dependent upon the completion of the project on time and within budget, which may be impacted by general economic conditions. The Company requires cash collateral in an interest reserve in order to extend credit on construction projects to mitigate the credit risk.

Home Equity Loans. This segment consists of both home equity lines of credit and home equity term loans on single family residences. These loans rely on the personal income of the borrower for repayment which may be impacted by economic conditions, such as unemployment levels, interest rates and the housing market. These loans are primarily secured by second liens on properties. The secondary source of repayment may be impaired by the real estate market and local regulations.

Residential Real Estate Loans. Included in this segment are residential mortgages on single family residences. These loans rely on the personal income of the borrower for repayment which may be impacted by economic conditions, such as unemployment levels, interest rates and the housing market. These loans are primarily secured by liens on the underlying properties. The secondary source of repayment may be impaired by the real estate market and local regulations.

Other Loans. Other loans consist of personal credit lines, mobile home loans and consumer installment loans. These loans rely on the borrowers’ personal income for repayment and are either unsecured or secured by personal use assets and mobile homes. These loans may be impacted by economic conditions such as unemployment levels. The liquidation of the assets securing these loans may be difficult and costly.

The allowance for loan losses was $48.9 million and $45.9 million at September 30, 2013 and December 31, 2012, respectively. The ratio of allowance for loan losses to gross loans receivable was 2.25% at September 30, 2013 and 2.02% at December 31, 2012.

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

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses in the unaudited condensed consolidated statements of operations. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss and recovery experience and qualitative factors. Such loans generally include consumer loans, residential real estate loans and small business loans. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, management’s abilities and external factors.

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Nine Months Ended September 30, 2013
With no related allowance:
Commercial:
Commercial & industrial	$10,852	$11,313	$—	$14,372	$10	$10
CRE owner occupied	19,445	28,911	—	21,954	34	34
CRE non-owner occupied	3,769	5,329	—	8,989	1,357	1.357
Land and development	4,696	5,279	—	6,638	35	35
Consumer:
Home equity lines of credit	3,449	4,667	—	3,994	15	15
Home equity term loans	1,026	1,235	—	1,077	26	26
Residential real estate	4,683	5,535	—	5,260	7	7
Other	604	1,602	—	558	2	2

With an allowance recorded:
Commercial:
Commercial & industrial	$6,062	$6,413	$6,062	$5,925	$—	$—
CRE owner occupied	—	—	—	2,563	—	—
CRE non-owner occupied	473	473	135	334	—	—
Consumer:
Residential Real Estate	129	131	13	131	—	—
Home equity lines of credit	66	77	36	72	—	—
Other	28	29	19	35	—	—

Total commercial	$45,297	$57,718	$6,197	$60,775	$1,436	$1,436
Total consumer	$9,985	$13,276	$68	$11,127	$50	$50

For the Year Ended December 31, 2012
With no related allowance:
Commercial:
Commercial & industrial	$17,257	$19,260	$—	$14,977	$53	$53
Commercial & industrial, held-for-sale	1,125	2,252	—	1,987	—	—
CRE owner occupied	22,586	44,110	—	25,521	86	86
CRE owner occupied, held-for-sale	5,596	17,091	—	11,384	—	—
CRE non-owner occupied	5,305	9,761	—	14,452	24	24
CRE non-owner occupied, held-for-sale	5,428	9,583	—	5,269	—	—
Land and development	20,649	33,607	—	27,353	22	22
Land and development, held-for-sale	589	2,124	—	1,255	—	—
Consumer:
Residential real estate	5,428	5,852	—	4,334	—	—
Home Equity Lines of Credit	3,582	4,610	—	2,942	9	9
Home Equity Term Loans	1,174	1,285	—	1,023	3	3
Other	631	1,489	—	231	—	—

With an allowance recorded:
Commercial:
Commercial & industrial	$—	$939	$—	$1,222	$—	$—
CRE owner occupied	4,649	8,779	649	6,029	—	—
Land and development	997	1,013	302	553	—	—
Consumer:
Residential Real Estate	184	194	98	71	—	—
Other	—	—	—	4	—	—

Total commercial	$84,182	$148,519	$951	$110,002	$185	$185
Total consumer	$10,999	$13,430	$98	$8,605	$12	$12

The unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013 included $1.5 million of recognized interest income (on the accrual and cash basis) on average impaired loans of $71.9 million.

In accordance with FASB ASC 310, those impaired loans which are collateral dependent do not result in a specific allowance for loan losses. Included in impaired loans at September 30, 2013 were six TDRs, all of which were collateral dependent. In addition, one of the TDRs at September 30, 2013 included a commitment to lend additional funds of $194 thousand as of September 30, 2013.

The following table presents an analysis of the Company’s TDR agreements entered into during the nine months ended September 30, 2013 and 2012. There were no TDR agreements entered into during the three months ended September 30, 2013 and 2012.

	Troubled Debt Restructurings
		For the Nine Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	1,417	1,392
CRE Owner occupied	1	413	406
Residential real estate	1	199	197

	Troubled Debt Restructurings
		For the Nine Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	2	9,226	9,220
Land and development	4	371	412

The following tables present information regarding the types of concessions granted on loans that were restructured during the nine months ended September 30, 2013 and September 30, 2012:

	Troubled Debt Restructurings
		For the Nine Months Ended September 30, 2013
	Number of Contracts	Concession Granted
Commercial and industrial	1	Modified principal repayment terms.
CRE Owner occupied	1	Interest rate concession.
Residential real estate	1	Modified term debt to interest only for a 6 month period.

	Troubled Debt Restructurings
		For the Nine Months Ended September 30, 2012
	Number of Contracts	Concession Granted
Commercial and industrial	1	Reduction in the outstanding principal balance.
Commercial and industrial	1	Interest rate concession.
Land and development	4	Interest rate concession.

During the nine months ended September 30, 2013 and September 30, 2012, the Company did not have any TDR agreements that had subsequently defaulted that were entered into within the respective preceding twelve months. All TDRs are currently on non-accrual status.

The following table presents the Company’s distribution of risk ratings within the held-for-investment loan portfolio, segregated by class, as of September 30, 2013 and December 31, 2012:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non- owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other
As of September 30, 2013
Grade:
Pass	$395,948	$405,175	$554,117	$45,132	$185,498	$24,973	$274,352	$32,095
Special Mention	46,424	24,439	6,647	500	—	—	—	—
Substandard	55,339	65,666	24,799	6,135	6,571	1,055	7,056	861
Doubtful	6,062	—	473	—	66	—	129	28

Total	$503,773	$495,280	$586,036	$51,767	$192,135	$26,028	$281,537	$32,984

As of December 31, 2012
Grade:
Pass	$479,983	$456,576	$544,645	$32,791	$200,429	$29,561	$265,139	$37,561
Special Mention	36,233	19,955	24,885	—	—	—	—	—
Substandard	40,750	51,294	15,327	23,128	7,291	1,281	8,274	1,057

Total	$556,966	$527,825	$584,857	$55,919	$207,720	$30,842	$273,413	$38,618

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

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Loans 90 Days Past Due and Accruing
As of September 30, 2013
Commercial:
Commercial & industrial	$925	$1,185	$5,076	$7,186	$496,587	$503,773	$—
CRE owner occupied	4,679	353	4,710	9,742	485,538	495,280	—
CRE non-owner occupied	211	—	1,186	1,397	584,639	586,036	—
Land and development	744	—	4,314	5,058	46,709	51,767	—
Consumer:
Home equity lines of credit	1,447	793	2,245	4,485	187,650	192,135
Home equity term loans	609	157	610	1,376	24,652	26,028	—
Residential real estate	—	1,208	2,341	3,549	277,988	281,537	—
Other	831	145	426	1,402	31,582	32,984	—

Total	$9,446	$3,841	$20,908	$34,195	$2,135,345	$2,169,540	$—

As of December 31, 2012
Commercial:
Commercial & industrial	$3,192	$797	$2,350	$6,339	$550,627	$556,966	$—
CRE owner occupied	5,828	223	10,811	16,862	510,963	527,825	—
CRE non-owner occupied	4,037	1	2,974	7,012	577,845	584,857	—
Land and development	3,823	—	12,139	15,962	39,957	55,919	—
Consumer:
Home equity lines of credit	2,296	880	2,518	5,694	202,026	207,720	—
Home equity term loans	960	340	972	2,272	28,570	30,842	—
Residential real estate	8,387	328	5,288	14,003	259,410	273,413	—
Other	599	273	499	1,371	37,247	38,618	—

Total	$29,122	$2,842	$37,551	$69,515	$2,206,645	$2,276,160	$—

(6) Real Estate Owned

Real estate owned at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
Commercial properties	$3,372	$5,382
Residential properties	1,463	696
Bank properties	224	1,395

Total	$5,059	$7,473

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2013	$5,382	$696	$1,395	$7,473
Transfers from loans	2,478	1,225	—	3,703
Sale of real estate owned	(4,321)	(458)	(1,171)	(5,950)
Reserve for losses in real estate owned	(167)	—	—	(167)

Ending balance, September 30, 2013	$3,372	1,463	224	5,059

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

Fair Value Hedges – Interest Rate Swaps. The Company utilizes interest rate swap agreements to hedge interest rate risk. The designated hedged items are subordinated notes related to commercial loans that provide a fixed interest receipt for the Company. The interest rate risk is the uncertainty of future interest rate levels and the impact of changes in rates on the fair value of the loans. The hedging of interest rate risk is intended to reduce the volatility of the fair value of the loans due to changes in the interest rate market.

The Company previously entered into interest rate swaps with a counterparty whereby the Company makes payments based on a fixed interest rate and receives payments from the counterparty based on a floating interest rate, both calculated based on the principal amount of the underlying subordinated note, without the exchange of the underlying principal. The Company no longer enters into these interest rate swap transactions, the last of which occurred in August 2007. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). The critical terms assessed by the Company for each hedge of subordinated notes include the notional amounts of the swap compared to the principal amount of the notes, expiration/maturity dates, benchmark interest rate, prepayment terms and cash payment dates. At September 30, 2013 and December 31, 2012, the total outstanding notional amount of these swaps was $25.2 million and $30.1 million, respectively. For each of these swap agreements, the floating rate is based on the one-month London Interbank Offered Rate (“LIBOR”) paid on the first day of the month which matches the interest payment date on each subordinated note. The expiration dates for these swap agreements range from August 1, 2014 to August 1, 2022 and are consistent with the underlying subordinated note maturities and the swaps had a fair value of $0 at inception. At hedge inception and on an ongoing basis, conditions supporting hedge effectiveness are evaluated. The Company believes that all conditions required in paragraph ASC 815-20-25-104 have been met, as all terms of the subordinated note and the interest rate swap match. Because the Company’s evaluations have concluded that the critical terms of the subordinated notes and the interest rate swaps meet the criteria outlined in ASC 815-20-25-104, the “short-cut” method of accounting is applied, which assumes there is no ineffectiveness of a hedging arrangement’s ability to hedge risk as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying subordinated notes, as described above. Because the hedging arrangement is considered perfectly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of September 30, 2013 and December 31, 2012.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at September 30, 2013 and December 31, 2012:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	September 30, 2013		December 31, 2012
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$25,201	$(2,169)	$30,141	$(3,503)

Summary of Interest Rate Swap Components

	September 30, 2013	December 31, 2012
Weighted average pay rate	6.92%	6.83%
Weighted average receive rate	2.03%	2.22%
Weighted average maturity in years	2.0	2.6

Customer Derivatives – Interest Rate Swaps/Floors. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $510 thousand and $51 thousand in fair value adjustment charges during the nine months ended September 30, 2013 and 2012, respectively, which were included in the derivative credit valuation adjustment in the unaudited condensed consolidated statements of operations as a reduction to other income.

	September 30, 2013		December 31, 2012
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$265,285	$26,925	$358,753	$40,594
Other liabilities	(265,285)	(27,487)	358,753	(40,646)

In addition, the Company has entered into an interest rate floor sale transaction with one commercial customer. The Company entered into corresponding interest rate floor purchase transactions with a third party in order to offset its exposure on the variable and fixed components of the customer agreements. As the interest rate floors with both the customer and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate floors are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There were no fair value adjustments for the interest rate floor transactions for the three and nine months ended September 30, 2013 and 2012. The combined notional amount of the two interest rate floors was $15.4 million and $15.9 million at September 30, 2013 and December 31, 2012, respectively. These transactions are recorded in other assets in the unaudited condensed consolidated statements of financial condition.

Interest rate lock commitments on residential mortgages. As a part of its normal residential mortgage operations, the Bank will enter into an interest rate lock commitment with a potential borrower. The Bank enters into a corresponding commitment to an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings in mortgage banking revenue, net in the unaudited condensed consolidated statements of operations to account for the net change in fair value of these transactions. The fair value adjustments for the three and nine months ended September 30, 2013 were a decrease of $457 thousand and an increase of $499 thousand, respectively. The fair value adjustments for the three and nine months ended September 30, 2012 were an increase of $271 thousand. The interest rate lock commitments are recorded at fair value in other assets in the unaudited condensed consolidated statements of financial condition. The fair value of the interest rate lock commitments was $348 thousand and $847 thousand at September 30, 2013 and December 31, 2012, respectively. The interest rate lock commitments had a total notional amount of $27.2 million for the held-for-sale pipeline at September 30, 2013.

(8) Deposits

Deposits consist of the following major classifications:

	September 30, 2013	December 31, 2012
Interest-bearing demand deposits	$1,271,057	$1,215,548
Non-interest-bearing demand deposits	553,604	535,635
Savings deposits	269,630	264,155
Time certificates under $100,000	443,084	323,768
Time certificates $100,000 or more	107,206	256,725
Brokered time deposits	108,112	117,393

Total	$2,752,693	$2,713,224

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

Earnings (Loss) Per Share Computation

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(4,862)	$1,228	$(1,731)	$(25,535)
Average common shares outstanding	86,499,587	86,001,929	86,356,867	85,888,236
Net effect of dilutive common stock equivalents	—	45,726	—	—

Adjusted average shares outstanding—dilutive	86,499,587	86,047,655	86,356,867	85,888,236

Basic earnings (loss) per share	$(0.06)	$0.01	$(0.02)	$(0.30)
Diluted earnings (loss) per share	$(0.06)	$0.01	$(0.02)	$(0.30)

(10) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $35.1 million and $40.5 million at September 30, 2013 and December 31, 2012, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of September 30, 2013, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at September 30, 2013 and December 31, 2012 was $399 thousand and $613 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Reserve for Residential Mortgage Loans Sold with Recourse

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. As of September 30, 2013, the Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of September 30, 2013 and December 31, 2012 was $558 thousand and $325 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
	Total	Level 1	Level 2	Level 3
September 30, 2013
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,498	$2,498	$—	$—
U.S. Government agency securities	4,525	—	4,525	—
U.S. Government agency mortgage-backed securities	336,150	—	336,150	—
Other mortgage-backed securities	282	—	282	—
State and municipal securities	30,672	—	30,672	—
Trust preferred securities	7,773	—	—	7,773
Collateralized loan obligations	22,308	—	22,308	—
Other securities	2,962	2,962	—	—
Hedged commercial loans	25,802	—	25,802	—
Residential mortgage loans held-for-sale	18,707	—	18,707	—
Interest rate lock commitments on residential mortgages	348	—	—	348
Interest rate swaps	26,925	—	26,925	—
Interest rate floor	168	—	168	—
Liabilities:
Fair value interest rate swaps	2,169	—	2,169	—
Interest rate swaps	27,487	—	27,487	—
Interest rate floor	168	—	168	—
December 31, 2012
Assets:
Investment securities available for sale:
U.S. Treasury securities	$10,011	$10,011	$—	$—
U.S. Government agency securities	4,949	—	4,949	—
U.S. Government agency mortgage-backed securities	354,978	—	354,978	—
Other mortgage-backed securities	286	—	286	—
State and municipal obligations	40,170	—	40,170	—
Trust preferred securities	5,882	—	—	5,882
Corporate bonds	25,442	—	25,442	—
Other securities	1,464	1,464	—	—
Hedged commercial loans	30,454	—	30,454	—
Residential mortgage loans held-for-sale	99,013	—	99,013	—
Interest rate lock commitments on residential mortgages	847	—	—	847
Interest rate swaps	40,594	—	40,594	—
Interest rate floor	275	—	275	—
Liabilities:
Fair value interest rate swaps	3,503	—	3,503	—
Interest rate swaps	40,646	—	40,646	—
Interest rate floor	275	—	275	—

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

In general, the Level 2 valuation process uses the following significant inputs in determining the fair value of the Company’s different classes of investments:

U.S. Government agency securities. These securities are evaluated based on either a nominal spread basis for non-callable securities or on an option adjusted spread (“OAS”) basis for callable securities. The nominal spread and OAS levels are based on observations of identical or comparable securities actively trading in the markets.

U.S. Government agency mortgage-backed securities. The Company’s agency mortgage-backed securities generally fall into one of two categories, fixed-rate agency mortgage-backed pools or adjustable-rate agency mortgage-backed pools.

Fixed-rate agency mortgage-backed pools are valued based on spreads to actively traded To-Be-Announced (“TBA”) and seasoned securities, the pricing of which is provided by inter-dealer brokers, broker dealers and other contributing firms active in trading the security class. Further delineation is made by weighted average coupon (“WAC”) and weighted average maturity (“WAM”) with spreads on individual securities relative to actively traded securities as determined and quality controlled using OAS valuations.

Adjustable-rate agency mortgage-backed pools are valued on a bond equivalent effective margin (“BEEM”) basis obtained from broker-dealers and other contributing firms active in the market. BEEM levels are established for key sectors using characteristics such as month-to-roll, index, periodic and life caps and index margins and convertibility. Individual securities are then evaluated based on how their characteristics map to the sectors established.

Other mortgage-backed securities. The Company’s other mortgage-backed securities consist of whole loan, non-agency collateralized mortgage obligations (“CMOs,” individually, each a “CMO”). These securities are valued based on generic tranches and generic prepayment speed estimates of various types of collateral from contributing firms and broker/dealers in the whole loan CMO market.

State and municipal obligations. These securities are valued using information on identical or similar securities provided by market makers, broker/dealers and buy-side firms, new issue sales and bid-wanted lists. The individual securities are then priced based on mapping the characteristics of the security such as obligation type (general obligation, revenue, etc.), maturity, state discount and premiums, call features, taxability and other considerations.

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

Hedged commercial loans. The hedged commercial loans are one component of a declared hedging relationship as defined under FASB ASC 815. The interest rate swap component of the declared hedging relationship is carried at its fair value and the carrying value of the commercial loans included a similar change in fair values. The fair value of these loans is estimated through discounted cash flow analysis which utilizes available credit and interest rate market data on performance of similar loans. This is considered a Level 2 input.

Residential mortgage loans held-for-sale. The Company’s residential mortgage loans held-for-sale are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. The Company believes the fair value measurement of such loans reduces certain timing differences between related revenue and expense recognition in the Company’s financial statements and better aligns with the management of the portfolio from a business perspective. The fair value option allows the Company to record the mortgage loans held-for-sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held for sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $441 thousand as of September 30, 2013. There were no residential mortgage loans held-for-sale that were nonaccrual or 90 or more days past due as of September 30, 2013 or December 31, 2012. Interest income on these loans is recognized in interest and fees on loans in the unaudited condensed consolidated statements of operations.

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

The cash flow model for the pooled issue owned by the Company at September 30, 2013 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange (“NYSE”) or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 5.0% for the pooled security and 8.0% for the single issuer that is currently deferring interest payments. An increase or decrease of 3% in the discount rate on the pooled issue would result in a decrease of $1.5 million or an increase of $7.5 million in the security fair value, respectively. An increase or decrease of 3% in the discount on the single issuer would result in a decrease of $543 thousand or an increase of $3.4 million in the security fair value, respectively.

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Investment Securities

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$7,675	$5,231	$5,882	$4,908
Total gains, realized/unrealized:
Included in earnings	—	—	—	—
Included in accumulated other comprehensive income	97	370	1,890	693
Purchases	—	—	10,500	—
Maturities	—	—	—	—
Prepayments	—	—	—	—
Calls	—	—	—	—
Transfers out of Level 3	—	—	(10,500)	—

Balance, end of period	$7,772	$5,601	$7,772	$5,601

There was a transfer between Level 3 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2013 for a change in valuation method of collateralized loan obligation investment securities. The valuation method used as of March 31, 2013 was a third party pricing service that utilized model-based valuations, whereby the inputs could change based on changes in market indices, selling prices of similar securities, management’s assumptions related to the credit rating of the security, prepayment assumptions and other factors, such as credit loss assumptions and management’s assertion of the current market conditions. The transfer occurred on April 1, 2013 and the fair value valuation method was changed as of that same date to utilize market-based broker quotes, which is deemed a Level 2 input. There were no transfers between the three levels for the nine months ended September 30, 2012. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Interest rate lock commitments on residential mortgages. The determination of the fair value of interest rate lock commitments is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The pull through percentage, which is based upon historical experience, was 80% and 70% as of September 30, 2013 and December 31, 2012, respectively. An increase or decrease of 20% in the pull through assumption would result in a positive or negative change of $87 thousand in the fair value of interest rate lock commitments at September 30, 2013. The fair value of interest rate lock commitments was $348 thousand at September 30, 2013 and $847 thousand at December 31, 2012.

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Interest Rate Lock Commitments on Residential Mortgages

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$804	$—	$847	$—
Total gains, realized/unrealized:
Included in earnings(1)	(456)	630	(499)	630
Included in accumulated other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Maturities	—	—	—	—
Prepayments	—	—	—	—
Calls	—	—	—	—
Transfers into Level 3	—	—	—	—

Balance, end of period	$348	$630	$348	$630

(1)	Amount included in mortgage banking revenue, net on the unaudited condensed consolidated statements of operations.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, Small Business Administration (“SBA”) servicing assets, restricted equity investments, goodwill and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At September 30, 2013 and 2012, these assets were valued in accordance with GAAP and, except for impaired loans and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820. The related changes in fair value for the nine months ended September 30, 2013 and 2012 are as follows:

		Category Used for Fair Value Measurement			Total Losses Or Changes
	Total	Level 1	Level 2	Level 3	in Net Assets
September 30, 2013
Assets:
Impaired loans	$45,802	$—	$—	$45,802	$(11,332)
Real estate owned	837	—	—	837	(167)
September 30, 2012
Assets:
Impaired loans	$103,185	$—	$—	$103,185	$(25,153)
Real estate owned	1,311	—	—	1,311	(585)

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

The following table summarizes the Company’s appraisal approach based upon loan category.

Loan Category Used for Impairment Review	Method of Determining the Value
Loans less than $1 million	Evaluation report or restricted use appraisal
Loans $1 million or greater
Existing appraisal 18 months or less	Restricted use appraisal
Existing appraisal greater than 18 months	Summary form appraisal
Commercial loans secured primarily by residential real estate
Loans less than $1 million	Automated valuation model
Loans $1 million or greater	Summary form appraisal
Non-commercial loans secured primarily by residential real estate
Loans less than $250 thousand	Automated valuation model or summary form appraisal
Loans $250 thousand or greater	Summary form appraisal

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

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $6.8 million and $5.6 million at September 30, 2013 and 2012, respectively. The collateral underlying these loans had a fair value of $498 thousand and $2.3 million, including a specific reserve in the allowance for loan losses of $6.3 million and $3.3 million at September 30, 2013 and 2012, respectively. There were no charge-offs for impaired loans with specific reserves during the nine months ended September 30, 2013 and $475 thousand in charge-offs for impaired loans with specific reserves during the nine months ended September 30, 2012. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $45.3 million and $100.8 million at September 30, 2013 and 2012, respectively, as the underlying collateral was not below the carrying amount or the loans were charged down to their collateral value. Charge-offs on these loans were $5.1 million and $21.4 million during the nine months ended September 30, 2013 and 2012, respectively.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned also includes bank properties transferred from operations. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the nine months ended September 30, 2013 and 2012, the Company recorded a decrease in fair value on commercial properties of $167 thousand and $585 thousand, respectively. These adjustments were based upon unobservable inputs, and therefore categorized as Level 3 measurements.

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$77,130	$77,130	$77,564	$77,564
Interest-earning bank balances	376,453	376,453	92,052	92,052
Investment securities available for sale	407,170	407,170	443,182	443,182
Investment securities held to maturity	700	711	912	960
Loans receivable, net	2,094,884	1,999,224	2,203,307	2,055,025
Loans held-for-sale	18,707	18,707	123,005	123,005
Hedged commercial loans(1)	25,802	25,802	30,454	30,454
Restricted equity investments	17,159	17,159	17,886	17,886
Interest rate lock commitments on residential mortgages	348	348	847	847
Interest rate swaps	27,093	27,093	40,594	40,594
Interest rate floor	167	167	275	275
Liabilities:
Demand deposits	1,824,661	1,867,725	1,751,183	1,729,671
Savings deposits	269,630	273,705	264,155	262,636
Time deposits	658,402	660,914	697,886	695,093
Securities sold under agreements to repurchase – customers	554	554	1,968	1,968
Advances from FHLBNY	60,997	61,128	61,415	62,784
Junior subordinated debentures	92,786	63,585	92,786	57,072
Fair value interest rate swaps	2,169	2,169	3,503	3,503
Interest rate swaps	27,655	27,655	40,646	40,646
Interest rate floor	167	167	275	275

(1)	Includes positive market value adjustment of $2.2 million and $3.5 million at September 30, 2013 and December 31, 2012, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

Cash and cash equivalents. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value. This is a Level 1 fair value input.

Investment securities. For investment securities, fair values are based on a combination of quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded and price models, discounted cash flow methodologies, or similar techniques that may contain unobservable inputs that are supported by little or no market activity and require significant judgment. The fair value of available-for-sale securities is measured utilizing Level 1, Level 2, and Level 3 inputs. The fair value of held-to-maturity securities is measured utilizing Level 2 inputs.

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

Loans held-for-sale. Loans held-for-sale generally includes residential mortgage loans that are originated with the intent to sell. These loans are recorded at fair value under FASB ASC 825. The fair value of loans held-for-sale is valued using the quoted market price of such loans, which is a Level 2 input. At December 31, 2012, loans held-for-sale also included $21.9 million of commercial real estate loans recorded at lower of cost or estimated fair value for which the fair value was determined based upon the agreed upon sales price with the third-party purchaser.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices. The Company and the Bank were in compliance with these regulatory capital requirements of the FRB and the OCC as of September 30, 2013. As discussed below and elsewhere herein, additional capital requirements have been imposed on the Bank by the OCC, which the Bank was also in full compliance with as of September 30, 2013 and December 31, 2012.

On April 15, 2010, the Bank entered into a written agreement with the OCC (the “OCC Agreement”) which contained requirements to develop and implement a profitability and capital plan which provides for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment. The capital plan was also required to contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC. During the second quarter of 2010, the Company delivered its profit and capital plans to the OCC. Updated profit and capital plans were subsequently submitted as required.

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter of 2010, the Company revised and implemented changes to policies and procedures pursuant to the OCC Agreement. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. As of September 30, 2013, the Bank’s brokered deposits represented 3.6% of its total liabilities.

In addition, the Company is required to seek the prior approval of the Federal Reserve Bank of Philadelphia (the “Federal Reserve”) before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures, declaring or paying cash dividends or taking dividends from the Bank, repurchasing outstanding stock or incurring indebtedness. The Company is also required to take certain remedial steps and submit plans and progress reports to the Federal Reserve.

The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At September 30, 2013, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.09%, its Tier 1 Capital ratio was 12.70%, and its Total Capital ratio was 13.96%.

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of September 30, 2013 and December 31, 2012.

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2013
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$339,678	14.72%	$184,637	8.00%		N/A
Sun National Bank	321,458	13.96	184,225	8.00	$230,281		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	294,530	12.76	92,319	4.00		N/A
Sun National Bank	292,420	12.70	92,113	4.00	138,169		6.00
Leverage ratio:
Sun Bancorp, Inc.	294,530	9.13	129,008	4.00		N/A
Sun National Bank	292,420	9.09	128,657	4.00	160,821		5.00
December 31, 2012
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$340,111	13.72%	$198,340	8.00%		N/A
Sun National Bank	322,041	13.02	197,964	8.00	$247,455		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	293,008	11.82	99,170	4.00		N/A
Sun National Bank	290,922	11.76	98,982	4.00	148,473		6.00
Leverage ratio:
Sun Bancorp, Inc.	293,008	9.30	126,080	4.00		N/A
Sun National Bank	290,922	9.24	125,902	4.00	157,377		5.00

(1)	Not applicable for bank holding companies.

At September 30, 2013 and December 31, 2012, although the Company and the Bank exceeded the regulatory minimum ratios for classification as “well capitalized,” due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.”

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the Bank would not be able to pay a dividend to the Company at September 30, 2013. Moreover, per the OCC Agreement and the Federal Reserve requirements referenced above, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve.

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

In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5 percent annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2010. The prepaid assessment was applied against actual quarterly assessments until the remaining portion was refunded in the second quarter of 2013. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it was able to apply for an exemption. Requiring this prepaid assessment did not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system. On December 31, 2009, the Company paid the FDIC prepaid assessment of $18.3 million. The remaining prepaid assessment of $1.6 million was refunded during the second quarter of 2013. FDIC assessment expense of $3.2 million was recognized during the nine months ended September 30, 2013.

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

Actual future results may differ materially from our forward-looking statements, and we qualify all forward-looking statements by various risks and uncertainties we face, some of which are beyond our control, as well as the assumptions underlying the statements, including, among others, the following factors:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	market volatility;

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs;

•	the overall quality of the composition of our loan and securities portfolios;

•	the market for criticized and classified assets that we may sell;

•	legislative and regulatory changes, including the Dodd-Frank Act and impending regulations, changes in banking, securities and tax laws and regulations and their application by our regulators and changes in the scope and cost of FDIC insurance and other coverages;

•	the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the FRB;

•	inflation, interest rate, market and monetary fluctuations;

•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;

•	the effect of and our compliance with the terms of the OCC Agreement and the Federal Reserve requirements as well as compliance with the individual minimum capital ratios established for the Bank by the OCC;

•	the results of examinations of us by the Federal Reserve and of the Bank by the OCC, including the possibility that the OCC may, among other things, require the Bank to increase its allowance for loan losses or to write-down assets;

•	our ability to control operating costs and expenses;

•	our ability to manage delinquency rates;

•	our ability to retain key members of our senior management team;

•	the costs of litigation, including settlements and judgments;

•	the increased competitive pressures among financial services companies;

•	the timely development of and acceptance of new products and services and the perceived overall value of these products and services by businesses and consumers, including the features, pricing and quality compared to our competitors’ products and services;

•	technological changes;

•	acquisitions;

•	changes in consumer and business spending, borrowing and saving habits and demand for financial services in our market area;

•	adverse changes in securities markets;

•	the inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Financial Accounting Standards Board;

•	war or terrorist activities;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the Securities and Exchange Commission (“SEC”); and

•	our success at managing the risks involved in the foregoing.

Some of these and other factors are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, under “Item 1A Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as such sections may be amended or supplemented herein or in other filings pursuant to the Exchange Act. The development of any or all of these factors could have an adverse impact on our financial position and results of operations.

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

Tax Equivalent Net Interest Income:

This Quarterly Report on Form 10-Q references tax-equivalent interest income. Tax-equivalent interest income is a non-GAAP financial measure. Tax-equivalent interest income assumes a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended September 30, 2013 and September 30, 2012 were $167 thousand and $212 thousand, respectively. The fully taxable equivalent adjustments for the nine months ended September 30, 2013 and September 30, 2012 were $554 thousand and $661 thousand, respectively. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. The following table provides a reconciliation of tax equivalent net interest income to GAAP net interest income using a 35% tax rate:

For the Three Months Ended:

September 30,	2013	2012
Net interest income, as presented	$22,980	$24,334
Effect of tax-exempt income	167	212

Net interest income, tax equivalent	$23,147	$24,546

For the Nine Months Ended:

September 30,	2013	2012
Net interest income, as presented	$67,834	$73,867
Effect of tax-exempt income	554	661

Net interest income, tax equivalent	$68,388	$74,528

Core Deposits:

Core deposits is calculated by excluding time deposits and brokered deposits from total deposits. The following table provides a reconciliation of core deposits to GAAP total deposits at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Total deposits	$2,752,693	$2,713,224
Less: Time deposits	550,290	580,493
Less: Brokered deposits	108,112	117,393

Core deposits	$2,094,291	$2,015,338

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At September 30, 2013, the Company had total assets of $3.24 billion, total liabilities of $2.98 billion and total shareholders’ equity of $257.1 million. The Company reported a net loss available to common shareholders of $4.9 million, or a loss of $0.06 per diluted share, for the quarter ended September 30, 2013. During the quarter, the Company recognized $5.9 million of expenses for professional fees due to the acceleration of regulatory remediation efforts and mortgage platform enhancements. The Company also experienced a decline in mortgage banking income as lower production resulted from an increasing interest rate environment.

The economic recovery has been slower than anticipated. Although interest rates have begun to rise slightly, they remained near historical lows. The unemployment rate in the U.S. declined to 7.2% in September 2013 from 7.6% in June 2013. However, U.S. employers added far fewer than expected employees during September, which suggests that the national economy was losing momentum. Based upon initial estimates, the U.S. gross domestic product for the third quarter of 2013 increased at an annual rate of 2.8% as compared to 2.5% growth in the second quarter of 2013. The details of the estimate were generally weak as, excluding inventories, the economy grew at a 2.0% rate. Business spending growth also declined sharply. Consumer spending increased 1.5%, which is the slowest pace since the second quarter of 2011. Growth in disposable income declined while the personal savings rate increased. Despite the GDP increase, uncertainty still remains in the market and the overall impact of the recent government shutdown is unknown. New Jersey has been hit particularly hard by the economic slump for the past few years and remains hampered by high unemployment. However, there have been signs of improvement in New Jersey during 2013. In August 2013, the unemployment rate was 8.5% compared to 8.7% in June 2013 and 1.2 percentage points over the national rate. While the unemployment rate declined in August, New Jersey also saw 12,200 people exit the labor force in the same month. Joblessness remains high and the state economy dormant. Commercial loan growth has also been soft. Companies have been reluctant to borrow due to the economic malaise, the uncertainty of the full impact of healthcare costs and additional concerns about the government budget crisis and potential fiscal cliff.

At its latest meeting in October 2013, the FRB decided to keep the Federal Funds target rate unchanged in a continued effort to help stimulate economic growth. The FRB stated that it has seen economic improvement, but also noted the recent slowdown in housing. The FRB is expected to continue its purchases of Treasury and agency mortgage-backed securities until the outlook for the labor market has improved substantially. Since December 2008, the FRB has kept the Federal Funds rate, a key indicator of short-term rates such as credit card rates and HELOC rates, at a range of 0.00%-0.25% with the intent of encouraging consumers and businesses to borrow and spend to help jump start the economy. The FRB decided to maintain this target range and continues to anticipate that it will be appropriate at least as long as the unemployment rate remains above 6.5%, inflation between one and two years ahead is projected to be no more than 0.5% above the 2% percent longer-run goal, and longer-term inflation expectations continue to be well anchored.

The continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2013.

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

Management monitors its allowance for loan losses on a monthly basis and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors warrant. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss and recovery experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

•	Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications;

•	Nature and volume of loans;

•	Historical loss trends;

•	Changes in lending policies and procedures, underwriting standards, collections, and for commercial loans, the level of loans being approved with exceptions to policy;

•	Experience, ability and depth of management and staff;

•	National and local economic and business conditions, including various market segments;

•	Quality of the Company’s loan review system and degree of Board oversight; and

•	Effect of external factors, including the deterioration of collateral values, on the level of estimated credit losses in the current portfolio.

Additionally, for the commercial loan portfolio, historic loss and recovery experience over a three-year horizon, based on a rolling 12-quarter migration analysis, is taken into account for the quantitative factor component. For the non-commercial loan quantitative component, the average historic loss and recovery experience over a 12-quarter time period is utilized for the allowance calculation. In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss and recovery experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans and those criticized and classified loans through the use of both a general pooled allowance and a specific allowance. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience. A specific allowance is calculated on individually identified impaired loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss and recovery experience and the qualitative factors described above.

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

Residential mortgage loans held-for-sale. The Company’s residential mortgage loans held-for-sale are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans.

The Company adopted the fair value option on these loans which allows the Company to record the mortgage loans held-for-sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held-for-sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility as the amounts more closely offset, particularly in environments in which interest rates are declining. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $348 thousand as of September 30, 2013 and $847 thousand at December 31, 2012.

Interest rate lock commitments on residential mortgages. The Company enters into interest rate lock commitments on its residential mortgage loans originated for sale. The determination of the fair value of interest rate lock commitments is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The pull through percentage, which is based upon historical experience, was 80% as of September 30, 2013.

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

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. FASB ASC 350-20-35, Intangibles – Goodwill and Other – Goodwill, outlines a two-step goodwill impairment test. Significant judgment is applied when goodwill is assessed for impairment. Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. As defined in FASB ASC 280, Segment Reporting, a reporting unit is an operating segment or one level below an operating segment. The Company has one reportable operating segment, “Community Banking”, as noted in Note 1 of the notes to the unaudited condensed consolidated financial statements. If the fair value of a reporting unit exceeds it carrying value, goodwill of the reporting unit is considered not impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds it implied fair value, the second step is performed to measure the amount of the impairment loss, if any. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company typically evaluates its goodwill for impairment annually at December 31, unless circumstances indicate that a test is required at an earlier date.

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

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes. It also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and did not materially affect the Company’s financial statements.

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

Financial Condition

Total assets were $3.24 billion at September 30, 2013 as compared to $3.22 billion at December 31, 2012. Loans receivable, net of allowance for loan losses, decreased $109.6 million to $2.12 billion at September 30, 2013 as compared to $2.23 billion at December 31, 2012. This was driven by a decrease of $88.7 million in commercial and industrial loans due primarily to commercial loan paydowns generated from workout strategies. Commercial loan production has been slow due to a competitive environment and the Company maintaining a very selective approach to new loan relationships. Also, home equity lines of credit declined by $15.6 million primarily due to loan paydowns. Over the same period, loans held-for-sale decreased $102.2 million, or 84.5%, and total investment securities decreased $37.0 million, or 8.0%. These decreases were partially offset by an increase of $284.0 million, or 167.4%, in cash and cash equivalents from December 31, 2012 to September 30, 2013. The Company has positioned itself to take advantage of a rising interest rate environment with an asset sensitive balance sheet.

Total liabilities increased $17.7 million, or 0.6%, to $2.98 billion at September 30, 2013 compared to $2.96 billion at December 31, 2012. An increase of $39.5 million in deposits was partially offset by a decline of $18.2 million in other liabilities. Shareholders’ equity decreased $5.5 million, or 2.1%, to $257.1 million at September 30, 2013 as compared to $262.6 million at December 31, 2012, with the decrease primarily attributable to a loss in other comprehensive income for the nine months ended September 30, 2013 of $5.1 million and net loss for the same period of $1.7 million, partially offset by an increase in additional paid-in capital of $474 thousand and a decrease in treasury stock of $730 thousand due to common stock issuances out of treasury.

As of September 30, 2013, the Company had $38.6 million outstanding on 14 residential construction, commercial construction and land development relationships which agreements included interest reserves. As of December 31, 2012, the Company had $24.3 million outstanding on 19 residential construction, commercial construction and land development relationships which agreements included interest reserves. The total amount available in those reserves to fund interest payments was $3.6 million at September 30, 2013 and December 31, 2012. There were no relationships with interest reserves which were on non-accrual status as of September 30, 2013 and December 31, 2012. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time the loan is underwritten in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at September 30, 2013 and December 31, 2012.

Table 1: Summary of Non-performing Assets and TDRs

	September 30, 2013	December 31, 2012
Non-performing assets:
Non-accrual loans	$44,976	$74,884
Troubled debt restructuring, non-accruing	10,419	18,244
Troubled debt restructuring, non-accruing, held-for-sale	—	2,499
Loans past due 90 days and accruing	—	—
Real estate owned, net	5,059	7,473

Total non-performing assets	$60,454	$103,100

The Company’s allowance for losses on loans increased to $48.9 million, or 2.25% of gross loans receivable, at September 30, 2013 from $45.9 million, or 2.02% of gross loans receivable, at December 31, 2012. Negative provision for loan losses of $988 thousand was recorded during the nine months ended September 30, 2013 compared to expense of $33.1 million for the same period in 2012. The increase in reserve balances is primarily due to recoveries of $11.4 million, partially offset by charge-offs of $7.5 million and negative provision of $988 thousand. The recoveries were primarily driven by the payoff of five commercial real estate loans which resulted in $7.4 million of recoveries which resulted from successful workout strategies implemented by the Company. Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place to absorb losses inherent in the loan portfolio.

Total non-performing loans decreased $40.2 million to $55.4 million at September 30, 2013 from $95.6 million at December 31, 2012. The decrease was primarily due to continued workout success and payoffs of non-performing loans. Total non-accruing TDRs at September 30, 2013 were $10.4 million, a decrease of $7.8 million from December 31, 2012.

Real estate owned decreased $2.4 million to $5.1 million at September 30, 2013 as compared to $7.5 million at December 31, 2012. During the nine months ended September 30, 2013, the Company transferred six commercial properties and thirteen residential properties totaling $2.5 million and $1.2 million, respectively, from loans into real estate owned. During the same period, the Company recorded $167 thousand of write-downs of real estate owned relating to two commercial properties. There were sixteen commercial properties with a total carrying amount of $4.3 million sold resulting in a net loss of $384 thousand, three residential properties with a total carrying amount of $458 thousand sold resulting in a net loss of $20 thousand, and five bank properties with a carrying amount of $1.2 million sold for a loss of $499 thousand during the nine months ended September 30, 2013. At September 30, 2013, the Company had 24 properties in the real estate owned portfolio, one of which is a former bank branch.

The net deferred tax liability decreased $3.5 million from December 31, 2012 to a net deferred tax asset of $2.0 million at September 30, 2013 due to a decrease in the unrealized gains on investment securities. The Company maintains a valuation allowance of $114.6 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company and it is more likely than not that the full deferred tax asset will not be realized.

Investment securities available for sale decreased $36.0 million, or 8.1%, from $443.2 million at December 31, 2012 to $407.2 million at September 30, 2013 due primarily to the sale of $199.6 million of securities during the nine months ended September 30, 2013, offset by the purchase of $151.1 million of mortgage backed securities during the third quarter. The securities were sold earlier in the year due to the anticipation of a rising interest rate environment. During the third quarter, the Company began to deploy its excess cash back into investment securities. Investment securities held to maturity decreased $212 thousand, or 23.2%, from $912 thousand at December 31, 2012 to $700 thousand at September 30, 2013.

Other assets decreased $17.5 million, or 30.9%, to $39.1 million at September 30, 2013 from $56.6 million at December 31, 2012. This decrease was primarily the result of $13.0 million in market value adjustments on swap transactions recorded during the nine months ended September 30, 2013 and the $2.6 million reduction in prepaid FDIC insurance assessments to $0 during the same period. For more information on the Company’s financial derivative instruments, see Note 7 of the notes to unaudited condensed consolidated financial statements.

Total borrowings, excluding debentures held by trusts, decreased $2.0 million from $71.0 million at December 31, 2012 to $69.0 million at September 30, 2013. This decrease was due primarily to the maturity of $1.4 million in securities sold under agreements to repurchase with customers.

Other liabilities decreased $18.2 million, or 21.9%, to $64.7 million at September 30, 2013 from $82.9 million at December 31, 2012. The decrease was primarily due to a decrease of $14.3 million in market value adjustments on swap transactions since December 31, 2012 and a decrease of $3.7 million relating to normal cash settlements with the Federal Reserve.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

Overview. The Company’s net loss available to shareholders for the three months ended September 30, 2013 was $4.9 million, or a loss of $0.06 per common share, compared to net income of $1.2 million, or $0.01 per common share, for the same period in 2012. During the three months ended September 30, 2013 and 2012, the Company recorded professional fees of $5.9 million and $713 thousand, respectively. This increase was due to the acceleration of regulatory remediation efforts and mortgage platform enhancements in the third quarter of 2013.

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

Net interest income, on a tax-equivalent basis, decreased $1.4 million to $23.1 million for the three months ended September 30, 2013, from $24.5 million for the same period in 2012.

Tax equivalent interest income decreased $1.7 million, or 6.02%, from $28.7 million for the three months ended September 30, 2012, to $27.0 million for the three months ended September 30, 2013. This decrease was primarily volume driven as compared to the quarter ended September 30, 2012. Total average loans receivable decreased $100.5 million, which resulted in a decrease in interest income of $1.4 million and total average investment securities decreased $120.7 million, which resulted in a decrease in interest income of $643 thousand.

Interest expense decreased $327 thousand, or 7.9%, for the three months ended September 30, 2013, as compared to the same period in 2012. The decrease was primarily rate driven. The cost of interest-bearing deposit accounts decreased 10 basis points compared to the prior year period resulting in a decrease in interest expense of $534 thousand.

The interest rate spread and net interest margin for the three months ended September 30, 2013 were 2.96% and 3.10%, respectively, compared to 3.26% and 3.41%, respectively, for the same period in 2012.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended September 30, 2013 and 2012. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$1,671,302	$19,205	4.60%	$1,805,623	$20,139	4.46%
Home equity	194,622	1,892	3.89	215,542	2,141	3.97
Second mortgage	27,041	384	5.68	35,816	518	5.79
Residential real estate	299,667	2,620	3.50	230,259	2,257	3.92
Other	27,723	475	6.85	33,658	576	6.85

Total loans receivable	2,220,355	24,576	4.43	2,320,898	25,631	4.42
Investment securities(3)	414,189	2,157	2.08	534,842	3,038	2.27
Interest-earning bank balances	349,386	222	0.25	21,004	12	0.23

Total interest-earning assets	2,983,930	26,955	3.61	2,876,744	28,681	3.99

Non-interest earning assets:
Cash and due from banks	72,336			75,627
Bank properties and equipment, net	48,590			52,127
Goodwill and intangible assets, net	39,717			42,826
Other assets	120,311			106,344

Total non-interest-earning assets	280,954			276,924

Total assets	$3,264,884			$3,153,668

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,263,160	$1,064	0.34%	$1,218,338	$1,195	0.39%
Savings deposits	270,394	213	0.32	264,112	225	0.34
Time deposits	663,582	1,536	0.93	654,662	1,859	1.14

Total interest-bearing deposit accounts	2,197,136	2,813	0.51	2,137,112	3,279	0.61

Short-term borrowings:
Federal funds purchased	—	—	—	6,467	4	0.25
FHLBNY advances	—	—	—	20,000	22	0.44
Securities sold under agreements to repurchase—customers	555	—	—	4,925	2	0.16
Long-term borrowings:
FHLBNY advances (4)	61,011	321	2.10	10,181	103	4.71
Obligations under capital lease	7,435	124	6.67	7,706	128	6.64
Junior subordinated debentures	92,786	550	2.37	92,786	597	2.57

Total borrowings	161,787	995	2.46	142,065	856	2.46

Total interest-bearing liabilities	2,358,923	3,808	0.65	2,279,177	4,135	0.73

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	549,684			504,936
Other liabilities	95,576			80,426

Total non-interest bearing liabilities	645,260			585,362

Total liabilities	3,004,183			2,864,539
Shareholders’ equity	260,701			289,129

Total liabilities and shareholders’ equity	$3,264,884			$3,153,668

Net interest income		$23,147			$24,546

Interest rate spread (5)			2.96%			3.26%

Net interest margin (6)			3.10%			3.41%

Ratio of average interest-earning assets to average interest-bearing liabilities			126.50%			126.22%

(1)	Average balances include non-accrual loans and loans held-for-sale.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended September 30, 2013 and 2012 were $167 thousand and $212 thousand, respectively.
(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase—FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended September 30, 2013 vs. 2012
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(1,553)	$619	$(934)
Home equity lines of credit	(206)	(43)	(249)
Home equity term loan	(124)	(10)	(134)
Residential real estate	627	(264)	363
Other	(101)	—	(101)

Total loans receivable	(1,357)	302	(1,055)
Investment securities	(643)	(238)	(881)
Interest-earning deposits with banks	209	1	210

Total interest-earning assets	(1,792)	65	(1,726)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	39	(170)	(131)
Savings deposits	4	(16)	(12)
Time deposits	25	(348)	(323)

Total interest-bearing deposit accounts	68	(534)	(466)

Short-term borrowings:
Federal funds purchased	(4)	—	(4)
Securities sold under agreements to repurchase—customers	—	(2)	(2)
FHLBNY advances(2)	(22)	—	(22)
Long-term borrowings:
FHLBNY advances(2)	6	212	218
Obligations under capital lease	—	(4)	(4)
Junior subordinated debentures	—	(47)	(47)

Total borrowings	(20)	159	139

Total interest-bearing liabilities	48	(375)	(327)

Net change in net interest income	$(1,839)	$440	$(1,399)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

Provision for Loan Losses. The Company recorded provision expense for loan losses of $724 thousand during the three months ended September 30, 2013, as compared to provision expense of $1.9 million for the same period in 2012. The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, decreased $106.6 million, or 4.7%, to $2.17 billion at September 30, 2013 as compared to $2.28 billion at December 31, 2012. In addition, total non-performing loans decreased $40.2 million from $95.6 million at December 31, 2012 to $55.4 million at September 30, 2013. The ratio of allowance for loan losses to gross loans receivable was 2.25% at September 30, 2013 as compared to 2.02% at December 31, 2012. Net recoveries for the three months ended September 30, 2013 were $123 thousand as compared to net charge-offs of $4.2 million during the same period in 2012.

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

Non-Interest Income. Non-interest income decreased $3.7 million to $5.8 million for the three months ended September 30, 2013, as compared to $9.5 million for the same period in 2012. This decrease was primarily attributable to a decrease in mortgage banking revenue, net of $3.1 million due to a decline in residential mortgage production volume resulting from rising interest rates as well as a $1.1 million decline in the fair value of interest rate lock commitments.

Non-Interest Expense. Non-interest expense increased $2.2 million to $32.9 million for the three months ended September 30, 2013 as compared to $30.8 million for the same period in 2012. This increase was primarily due to an increase in professional fees of $5.2 million as a result of the acceleration of regulatory remediation efforts and mortgage platform enhancements partially offset by decreases in salaries and employee benefits and problem loan costs of $1.0 million and $1.3 million, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

Overview. The Company recognized a net loss available to shareholders for the nine months ended September 30, 2013 of $1.7 million, or a loss of $0.02 per common share, compared to a net loss of $25.5 million, or a loss of $0.30 per common share, for the same period in 2012. During the nine months ended September 30, 2013, the Company recorded a negative loan loss provision of $988 thousand compared to expense recorded of $33.1 million during the nine months ended September 30, 2012.

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

Net interest income, on a tax-equivalent basis, decreased $6.1 million to $68.4 million for the nine months ended September 30, 2013, from $74.5 million for the same period in 2012.

Tax equivalent interest income decreased $7.8 million, or 8.9%, from $87.9 million for the nine months ended September 30, 2012, to $80.1 million for the nine months ended September 30, 2013. This decrease was primarily rate driven as the yield on loans decreased by 27 basis points versus the comparable prior year period, which resulted in a decrease in interest income of $3.4 million. Average investment securities decreased $142.8 million from $548.0 million at September 30, 2012 to $405.1 million at September 30, 2013 which resulted in a decrease in interest income of $2.3 million.

Interest expense decreased $1.7 million, or 12.4%, for the nine months ended September 30, 2013, as compared to the same period in 2012. The decrease was primarily rate driven as the cost of interest-bearing deposits decreased 12 basis points from 0.65% at September 30, 2012 to 0.53% at September 30, 2013 resulting in a decrease in interest expense of $2.1 million.

The interest rate spread and net interest margin for the nine months ended September 30, 2013 were 2.93% and 3.07%, respectively, compared to 3.31% and 3.47%, respectively, for the same period in 2012.

Table 4 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the nine months ended September 30, 2013 and 2012. Average balances are derived from daily balances.

Table 4: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$1,711,443	$56,786	4.41%	$1,823,449	$62,537	4.57%
Home equity	198,688	5,709	3.82	218,278	6,683	4.08
Second mortgage	28,677	1,244	5.77	38,559	1,658	5.73
Residential real estate	312,496	8,176	3.48	169,989	5,241	4.11
Other	29,010	1,504	6.90	36,707	1,918	6.97

Total loans receivable	2,280,314	73,419	4.28	2,286,982	78,037	4.55
Investment securities (3)	405,124	6,192	2.03	547,968	9,858	2.40
Interest-earning bank balances	279,288	525	0.25	25,296	44	0.23

Total interest-earning assets	2,964,726	80,136	3.59	2,860,246	87,939	4.10

Non-interest earning assets:
Cash and due from banks	72,025			73,292
Bank properties and equipment, net	49,375			53,206
Goodwill and intangible assets, net	40,314			43,743
Other assets	104,933			111,242

Total non-interest-earning assets	266,647			281,483

Total assets	$3,231,373			$3,141,729

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,249,777	$3,269	0.35%	$1,226,064	$3,600	0.39%
Savings deposits	268,488	648	0.32	263,091	671	0.34
Time deposits	676,742	4,856	0.95	638,259	6,139	1.28

Total interest-bearing deposit accounts	2,195,007	8,773	0.53	2,127,414	10,410	0.65

Short-term borrowings:
Federal funds purchased	—	—	—	7,263	19	0.35
FHLBNY advances	—	—	—	6,715	41	0.81
Securities sold under agreements to repurchase—customers	1,920	2	0.14	5,797	6	0.14
Long-term borrowings:
FHLBNY advances (4)	61,073	955	2.08	20,421	526	3.43
Obligations under capital lease	7,503	375	6.65	7,770	386	6.62
Junior subordinated debentures	92,786	1,643	2.36	92,786	2,023	2.91

Total borrowings	163,282	2,975	2.42	140,752	3,001	2.84

Total interest-bearing liabilities	2,358,289	11,748	0.66	2,268,166	13,411	0.79

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	529,322			495,279
Other liabilities	81,477			82,615

Total non-interest bearing liabilities	610,799			577,894

Total liabilities	2,969,088			2,846,060
Shareholders’ equity	262,285			295,669

Total liabilities and shareholders’ equity	$3,231,373			$3,141,729

Net interest income		$68,388			$74,528

Interest rate spread (5)			2.93%			3.31%

Net interest margin (6)			3.07%			3.47%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.37%			126.10%

(1)	Average balances include non-accrual loans and loans held-for-sale.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the nine months ended September 30, 2013 and 2012 were $554 thousand and $661 thousand, respectively.
(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase—FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 5: Rate/Volume(1)

	For the Nine Months Ended September 30, 2013 vs. 2012
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(3,663)	$(2,088)	$(5,751)
Home equity lines of credit	(570)	(404)	(974)
Home equity term loan	(425)	11	(414)
Residential real estate	3,832	(897)	2,935
Other	(395)	(19)	(414)

Total loans receivable	(1,221)	(3,397)	(4,618)
Investment securities	(2,304)	(1,362)	(3,666)
Interest-earning deposits with banks	477	4	481

Total interest-earning assets	(3,048)	(4,755)	(7,803)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	64	(395)	(331)
Savings deposits	14	(37)	(23)
Time deposits	352	(1,635)	(1,283)

Total interest-bearing deposit accounts	430	(2,067)	(1,637)

Short-term borrowings:
Federal funds purchased	(19)	—	(19)
FHLBNY advances(2)	(41)	—	(41)
Securities sold under agreements to repurchase—customers	(4)	—	(4)
Long-term borrowings:
FHLBNY advances(2)	702	(273)	429
Obligations under capital lease	(13)	2	(11)
Junior subordinated debentures	1	(381)	(380)

Total borrowings	626	(652)	(26)

Total interest-bearing liabilities	1,056	(2,719)	(1,663)

Net change in net interest income	$(4,104)	$(2,036)	$(6,140)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

Provision for Loan Losses. The Company recorded negative provision for loan losses of $988 thousand during the nine months ended September 30, 2013, as compared to expense of $33.1 million for the same period in 2012. The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, decreased $106.6 million, or 4.7%, to $2.17 billion at September 30, 2013 as compared to $2.28 billion at December 31, 2012. In addition, total non-performing loans decreased $40.2 million from $95.6 million at December 31, 2012 to $55.4 million at September 30, 2013. The ratio of allowance for loan losses to gross loans receivable was 2.25% at September 30, 2013 as compared to 2.02% at December 31, 2012. Net recoveries for the nine months ended September 30, 2013 were $4.0 million as compared to net charge-offs of $25.7 million during the same period in 2012.

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

Non-Interest Income. Non-interest income increased $5.0 million to $26.9 million for the nine months ended September 30, 2013, as compared to $22.0 million for the same period in 2012. During the nine months ended September 30, 2013, the Company recorded $10.6 million of mortgage banking revenue, net, an increase of $3.9 million compared to the prior year period due to significant growth in the Company’s mortgage operations during 2013. The increase was also driven by a $3.1 million increase in the gain on sale of investment securities from $430 thousand during the nine months ended September 30, 2012 to $3.5 million during the nine months ended September 30, 2013. Partially offsetting these increases were decreases in service charges on deposit accounts and other income of $1.7 million and $1.1 million, respectively.

Non-Interest Expense. Non-interest expense increased $9.2 million to $97.5 million for the nine months ended September 30, 2013 as compared to $88.3 million for the same period in 2012. The increase was primarily due to the acceleration of regulatory remediation efforts and mortgage platform enhancements which increased professional fees by $11.3 million during the nine months ended September 30, 2013 in comparison to the prior year period. Partially offsetting this increase was a decrease of $2.3 million in problem loan expenses due to overall reductions in problem loans and a decrease of $762 thousand in amortization of intangibles due to a portion of the core deposit intangible asset being fully amortized during the three months ended March 31, 2013.

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

The major source of the Company’s funding on a consolidated basis is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained in a variety of wholesale funding sources as well, including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other securities and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes; however, this funding source is currently limited to 6.0% of the Bank’s total liabilities in accordance with a written agreement between the Bank and the OCC and the OCC’s subsequent approved increase in the limit, as discussed later in this section. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. Deposit rates continued to decrease in 2013, but at a rate slower than in previous quarters. Core deposits, which exclude all certificates of deposit, increased by $79.0 million to $2.09 billion, or 76.1% of total deposits at September 30, 2013, as compared to $2.02 billion, or 74.3% of total deposits at December 31, 2012. The Company has additional secured borrowing capacity with the Federal Reserve of approximately $154.0 million, of which none was utilized, and the FHLBNY of approximately $134.6 million, of which $61.0 million was utilized. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $35.0 million, of which none were utilized as of September 30, 2013. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of September 30, 2013, the Company had a par value of $256.8 million and $124.0 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company’s primary uses of funds are the origination of loans, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending September 30, 2014 total $395.8 million, or approximately 60.12% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

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

On April 15, 2010, the Bank entered into the OCC Agreement which contained requirements to develop and implement a profitability and capital plan which provides for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment. The capital plan was required to contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC. In addition, we are required to seek the prior approval of the Federal Reserve before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures, declaring or paying cash dividends or taking dividends from the Bank, repurchasing outstanding stock or incurring indebtedness. The Company is also required to take certain remedial steps and submit plans and progress reports to the Federal Reserve.

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At September 30, 2013, the Bank’s brokered deposits represented 3.6% of its total liabilities.

Management is taking all necessary actions to ensure the Bank becomes fully compliant with all requirements of the OCC Agreement and the Federal Reserve requirements discussed above.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At September 30 2013, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.09%, Tier 1 Capital ratio was 12.70%, and Total Capital ratio was 13.96%.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of September 30, 2013:

Table 6: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2013
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$339,677	14.72%	$184,637	8.00%		N/A
Sun National Bank	321,457	13.96	184,225	8.00	$230,281		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	294,529	12.76	92,319	4.00		N/A
Sun National Bank	292,419	12.70	92,113	4.00	138,169		6.00
Leverage ratio:
Sun Bancorp, Inc.	294,529	9.13	129,008	4.00		N/A
Sun National Bank	292,419	9.09	128,657	4.00	160,821		5.00

(1)	Not applicable for bank holding companies.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2013, $74.0 million of a total of $90.0 million in capital securities qualified as Tier 1 with $16.0 million qualifying as Tier 2.

Basel III Capital Rules

Regulatory reforms have recently been instituted, which will also impose restrictions on our current business practices. Recent items affecting us include the final Basel III rule.

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

	Basel III Regulatory Capital Levels
	January 1, 2015	January 1, 2016	January 1, 2017	January 1, 2018	January 1, 2019
Tier 1 common equity	4.5%	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.0%	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.0%	8.625%	9.25%	9.875%	10.5%

The ability of the Bank to pay dividends to the Company is governed by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the Bank would not be able to pay a dividend to the Company at September 30, 2013. Moreover, per the OCC Agreement and the Federal Reserve requirements, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve.

See Note 12 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at September 30, 2013 was $35.2 million and the portion of the exposure not covered by collateral was approximately $542 thousand. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at September 30, 2013 and December 31, 2012 was $399 thousand and $613 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. As of September 30, 2013, the Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 460, Guarantees. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of September 30, 2013 and December 31, 2012 was $558 thousand and $325 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

At September 30, 2013, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $496.5 million representing a positive one-year gap ratio of 15.34%. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at September 30, 2013 shows a position that is relatively neutral to interest rates with a more negative bias as rates decrease. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of September 30, 2013. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Change in Interest Rates	Percentage Change in Net Interest Income
(Basis Points)	Year 1
+200	4.7%
+100	2.2%
-100	(0.7)%
-200	(1.7)%

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

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures were designed and functioning effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Sun Bancorp, Inc.
Registrant

Date: November 8, 2013	/s/ Thomas X. Geisel
Thomas X. Geisel
President and Chief Executive Officer
(Duly Authorized Representative)

Date: November 8, 2013	/s/ Thomas R. Brugger
Thomas R. Brugger
Executive Vice President and
Chief Financial Officer
(Duly Authorized Representative)