Form 10-K
period 2013-12-31
SUN BANCORP INC /NJ/
filed 2014-03-14
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2013 was approximately $169.2 million.

As of March 10, 2014, there were 86,752,960 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2013. (Parts I and II)

2. Portions of the Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders (Part III)

SUN BANCORP, INC.

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

Actual future results may differ materially from our forward-looking statements, and we qualify all forward-looking statements by various risks and uncertainties we face, some of which are beyond our control, as well as the assumptions underlying the statements, including, among others, the following factors:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	market volatility;

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs;

•	the overall quality of the composition of our loan and securities portfolios;

•	the market for criticized and classified assets that we may sell;

•	legislative and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and impending regulations, changes in banking, securities and tax laws and regulations and their application by our regulators and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverages;

•	the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “FRB”);

•	inflation, interest rate, market and monetary fluctuations;

fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;

•	the effect of and our compliance with the terms of the Agreement by and between our wholly owned subsidiary, Sun National Bank (the “Bank”) and the Office of the Comptroller of the Currency (the “OCC”) dated April 15, 2010 (the “OCC Agreement”) as well as compliance with the individual minimum capital ratios established for the Bank by the OCC;

•	the results of examinations of us by the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”) and of the Bank by the OCC, including the possibility that the OCC may, among other things, require the Bank to increase its allowance for loan losses or to write-down assets;

•	our ability to control operating costs and expenses;

•	our ability to manage delinquency rates;

•	our ability to retain key members of our senior management team;

•	the costs of litigation, including settlements and judgments;

•	the increased competitive pressures among financial services companies;

•	the timely development of and acceptance of new products and services and the perceived overall value of these products and services by businesses and consumers, including the features, pricing and quality compared to our competitors’ products and services;

•	technological changes;

•	acquisitions;

•	changes in consumer and business spending, borrowing and saving habits and demand for financial services in our market area;

•	adverse changes in securities markets;

•	the inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies and the Financial Accounting Standards Board (the “FASB”);

•	war or terrorist activities;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the Securities and Exchange Commission (“SEC”); and

•	our success at managing the risks involved in the foregoing.

Some of these and other factors are discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the documents incorporated by reference herein. The development of any or all of these factors could have an adverse impact on our financial position and results of operations.

Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference herein or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, unless otherwise required to do so by law or regulation. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements discussed herein or in the documents incorporated by reference herein might not occur, and you should not put undue reliance on any forward-looking statements.

PART I

Item 1.	Business.

General

The Company, a New Jersey corporation, is a bank holding company headquartered in Vineland, New Jersey with its executive office in Mt. Laurel, New Jersey. The Company’s principal subsidiary is the Bank. At December 31, 2013, the Company had total assets of $3.1 billion, total liabilities of $2.8 billion and total shareholders’ equity of $245.3 million. The Company’s principal business is to serve as a holding company for the Bank. As a registered bank holding company, the Company is subject to the supervision and regulation of the FRB. At December 31, 2013, the Company had 631 full-time and 59 part-time employees. As of December 31, 2013, the Company had 59 locations throughout New Jersey.

Through the Bank, the Company provides a comprehensive array of commercial and consumer banking services. The Company’s lending services to businesses include term loans and lines of credit, mortgage loans, construction loans and equipment leasing. The Company is a Preferred Lender with both the Small Business Administration (“SBA”) and the New Jersey Economic Development Authority. The Company’s commercial deposit services include business checking accounts and cash management services such as electronic banking, sweep accounts, lockbox services, Internet banking, remote deposit and controlled disbursement services. The Company’s lending services to consumers include residential mortgage loans, residential construction loans, home equity term loans, home equity lines of credit and installment loans. The Company’s consumer deposit services include checking accounts, savings accounts, money market accounts, certificates of deposit and individual retirement accounts. In addition, the Company offers mutual funds, securities brokerage, annuities and investment advisory services.

The Company’s website address is www.sunnb.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the SEC are available free of charge on the Company’s website under the Investor Relations menu.

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

At December 31, 2013, WL Ross beneficially owned approximately 24.5% of our outstanding common stock, the Brown Family beneficially owned approximately 19.4% of our outstanding common stock and the Siguler Guff Shareholders and Anchorage each beneficially owned approximately 9.8% of our outstanding common stock. None of the Other Investors beneficially owned more than 2% of our common stock.

Minimum Capital Ratios

The OCC has also established individual minimum capital ratios which require the Bank to maintain Tier 1 Capital at least equal to 8.50% of adjusted total assets, Tier 1 Capital at least equal to 9.50% of risk-weighted assets and to achieve and thereafter maintain Total Capital at least equal to 11.50% of risk-weighted assets. At December 31, 2013, the Bank was in compliance with these three individual minimum capital ratios. The Bank had Tier 1 Capital equal to 9.02% of adjusted total assets, Tier 1 Capital equal to 12.40% of risk-weighted assets and Total Capital equal to 13.65% of risk-weighted assets at December 31, 2013.

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

The Company’s operations have a primary market area in the State of New Jersey with a market presence in New York and Pennsylvania. The Company’s deposit-gathering base and lending area is concentrated in the communities surrounding its offices in New Jersey. The Company believes these markets are attractive and have strong growth potential based on key economic indicators. The State of New Jersey has the second highest median household income and third highest personal income per capita in the nation. The Company’s markets are home to a diverse pool of businesses and industries, representing key opportunities for growth in business and commercial banking products and services. Related to the Company’s potential for consumer growth, New Jersey is the most densely populated state in the U.S., providing a deep consumer base as well. The Company’s market area is also home to many affluent suburbs, catering to commuters who live in New Jersey and work in New York and Philadelphia.

Lending Activities

General. The principal lending activity of the Company is the origination of commercial and industrial loans and commercial real estate loans. The Company also offers residential real estate, home equity term loans, home equity lines of credit and other consumer loans, including installment loans. Substantially all loans are originated in the Company’s primary market area. For more information about the Company’s lending activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans” in the Company’s 2013 Annual Report, included herein as Exhibit 13.

Commercial Loans. The Company’s primary lending focus is the origination of commercial loans, including short-term and long-term business loans, lines of credit, mortgage loans on commercial real estate and construction loans to developers and builders. Over the past few years, the Company has expanded its loan portfolio to include asset based lending deals.

The trend of the Company’s lending continues to reflect the geographic and borrower diversification of the commercial loan portfolio. As the Company’s marketplace has expanded within the State of New Jersey, commercial lending activities have grown, especially in the central and northern parts of the state. The slow economic recovery has impacted all aspects of the national and regional economy. While the Company has seen some improvement in 2013, there continued to be stress on our portfolio during the year. At December 31, 2013 and 2012, the Company did not have more than 10% of its total loans outstanding concentrated in any one industry category including, but not limited to, healthcare, the hospitality, entertainment and leisure industries and general office space. The Company’s loan categories are determined based upon borrowers engaged in similar activities who would be similarly impacted by economic or other conditions.

Many of the Company’s commercial loans have a real estate component as part of the collateral securing the loan. Additionally, the Company makes commercial real estate loans for the acquisition, refinance, improvement and construction of real property. Loans secured by owner occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. At December 31, 2013, commercial loans secured by commercial real estate properties totaled $1.04 billion of which $468.4 million, or 44.8%, were classified as owner occupied and $576.1 million, or 55.2%, were classified as non-owner occupied. These loans are diversified across multiple industries.

Residential Real Estate Loans. The Company originates residential mortgages through the Bank. The majority of these loans are for owner occupied single-family residences, a significant portion of which are originated with a forward commitment to sell the loan in the secondary market with servicing released. In 2013, the Company sold $555.2 million of these loans and recognized a gain of $12.5 million from the sale of such loans. The Company’s mortgage loans are typically sold with recourse in the event of default within the first six months after origination, depending on the terms with the investor. During 2013, the Company repurchased three previously sold mortgage loans with a total principal balance of $444 thousand. The Company also originates residential real estate loans for its portfolio, including both conventional and jumbo loans. In 2013, the Company sold $115.3 million of residential mortgage loans out of its portfolio for a net gain of $2.0 million.

Home Equity Lines of Credit (“HELOC”). The Company originates home equity lines of credit, secured by first or second homes owned or being purchased by the loan applicant. HELOCs are consumer revolving lines of credit. The interest rates charged on such loans can be fixed or floating and are generally related to the prime lending rate. HELOC loans, which are underwritten to reflect the borrower’s ability to pay the full principal and interest, may provide for interest only payments for the first three years with principal payments to begin in the fourth year. A home equity line is typically originated as a twenty-year note that allows the borrower to draw upon the approved line of credit during the same period as the note. The Company generally permits a loan-to-value ratio up to 80% of the appraised value, less any outstanding mortgage. HELOC loans expose the Company to the risk that falling collateral values may leave such loans inadequately secured especially in the current economic environment where residential real estate values have been negatively impacted.

Home Equity Term Loans. The Company originates home equity term loans secured by mortgage liens against the borrower’s primary, secondary or investment property. Home equity term loans are consumer loans. The interest rate charged on such loans is usually a fixed rate which is determined based on the Company’s cost of funds and market conditions. These loans typically require fixed payments of principal and interest and have an average term between five and fifteen years. The Company generally permits a loan-to-value ratio of up to 80% of the appraised value, less any outstanding mortgages. Home equity term loans expose the Company to the risk that falling collateral values may leave such credits inadequately secured.

Other Loans. Included in the category of “Other Loans” are certain small business loans serving businesses with credit needs up to $250 thousand. These small business loans are generally lines of credit. At December 31, 2013, the Company had $12.0 million of small business loans, of which $7.3 million relates to SBA loans.

Loans secured by recreational vehicles and modular housing are also included in the “Other Loans” category. These loans were generated through third-party arrangements. In April 2007, the Company ceased its relationship with the third-party used to generate the recreational vehicle portfolio and as of December 31, 2013, there were $3.2 million of such loans outstanding. In September 2009, the Company ceased its relationship with the third-party used to generate the modular housing portfolio and, as of December 31, 2013, the value of the modular housing portfolio was $18.2 million.

Loan Solicitation and Processing. Loan originations are derived from a number of sources such as loan officers, existing customers and borrowers and referrals from real estate professionals, accountants, attorneys, regional advisory boards, regional or money center banks and the Board of Directors.

Upon the receipt of a loan request, the prospective borrower’s financial condition is analyzed, and appropriate agency reports are obtained to verify the applicant’s creditworthiness. For the majority of real estate that will secure a loan, the Company obtains an appraisal or evaluation from an independent appraiser approved by the Company and licensed or certified by the state. After all required information is received and evaluated, a loan approval decision is made. Depending on the loan type, collateral and amount of the credit request, various levels of approval are required. The Company has implemented a Loan Approval Matrix (LAM) which facilitates the timely approval of commercial loans in an environment that promotes responsible use of coordinated lending authority by groups of loan and credit officers. A credit committee comprised of management and members of the Board of Directors approves lending exposures over a certain amount.

On an annual basis, the Chief Credit Policy Officer presents for approval by the Board of Directors the recommended structure of the LAM and also recommends levels of lending authority within the matrix for individual loan and credit officers. Between the annual approval of lending authorities, the Chief Credit Policy Officer may assign interim lending authorities within the LAM to individual loan and credit officers and report his actions to the Board of Directors in a timely fashion.

The positions of credit officer (CO) and senior credit officer (SCO) are an integral feature of the LAM process. CO’s and SCO’s are granted substantial levels of authority but do not carry a portfolio. These individuals are collectively responsible for maintaining the quality and soundness of the Company’s loan portfolio.

Loan Commitments. When a commercial loan is approved, the Company may issue a written commitment to the loan applicant. The loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. The loan commitment is valid for approximately 30 days. At December 31, 2013, the Company had approximately $12.5 million in commercial loans that were approved but unfunded.

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

The underpinning of the Company’s loan approval process is a numerical risk rating system. All commercial and small business loans are assigned a risk rating at the time of initial underwriting by the portfolio manager. The risk rating system is well-defined and requires quantification of various risk factors based on a 10 to 90 point scale. Risk rating is a dynamic process and ratings will change in tandem with financial and economic changes. The risk rating system is also the driver of management’s methodology for determining and monitoring the adequacy of the allowance for loan losses.

While management continues to review these and other related functional areas, there can be no assurance that the steps the Company has taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

Investment Activities

The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals which are designed to provide a portfolio of high quality investments that optimize interest income within acceptable limits of safety and liquidity. The Company’s investments consist primarily of federal funds, securities issued or guaranteed by the United States Government or its agencies, mortgage-backed securities, states and political subdivisions, collateralized loan obligations and trust preferred securities. For more information about the investment securities portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition—Investment Securities” in the Annual Report, included herein as Exhibit 13.

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

Borrowings. The Company may obtain advances from the Federal Home Loan Bank of New York (“FHLBNY”) to supplement its funding requirements. Such advances must be secured by a pledge of a portion of the Company’s assets which may include securities, first mortgage loans and other collateral acceptable to the FHLBNY. The Company, if the need arises, may also access the FRB discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Company has additional secured borrowing capacity with the FRB of approximately $168.9 million, of which none was utilized, and the FHLBNY of approximately $98.3 million, of which $61.0 million was utilized, as of December 31, 2013. As of December 31, 2013, the Company had $241.7 million and $117.9 million in loans and securities, respectively, pledged as collateral on secured borrowings. The Company has additional unsecured borrowing capacity through lines of credit with other financial institutions of approximately $35.0 million. For more information about the Company’s borrowings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition—Borrowings” in the Annual Report, included herein as Exhibit 13.

Securities Sold Under Agreements to Repurchase. The Company has overnight repurchase agreements with customers. The Company obtains funds through overnight repurchase agreements with customers pursuant to which the Company sells U.S. Treasury notes or securities issued or guaranteed by one of the government sponsored enterprises to customers under an agreement to repurchase them, at par, on the next business day. At December 31, 2013, the amount of securities under agreements to repurchase with customers totaled $478 thousand. In addition, the Company may obtain funds through term repurchase agreements with the FHLBNY or large investment banks. At December 31, 2013, the Company had no outstanding repurchase agreements with the FHLBNY. For more information regarding repurchase agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition—Borrowings” and Note 13 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13.

Fee Income Services

The Company offers an array of full-service banking capabilities through products and services designed to enhance the overall relationship with its customers.

Cash Management Services. The Company offers comprehensive cash management services designed to meet the more sophisticated needs of its commercial and small business customers. The Cash Management department offers additional products and services such as electronic banking, sweep accounts, lockbox services, merchant services, Internet banking, remote deposit and controlled disbursement services. Many of these services are provided through third-party vendors with links to the Company’s data center.

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

Customer Derivatives. In the past, to accommodate customer needs, the Company also entered into financial derivative transactions primarily consisting of interest rate swaps. Market risk exposure from customer positions is managed through transactions with third-party dealers. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer. The positions of customer derivatives are recorded at fair value and changes in value are included in non-interest income on the consolidated statement of operations. The Company no longer offers this product.

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

Enforcement

OCC. On April 15, 2010, the Board of Directors of the Bank entered into an agreement with the OCC to develop and implement a profitability and capital plan that provides for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment. The capital plan was also required to contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC. During the second quarter of 2010, the Company delivered its profit and capital plans to the OCC.

The Bank has also agreed to (i) adopt and implement a program to protect the Bank’s interest in criticized or classified assets; ii) review and revise the Bank’s loan review program; iii) adopt and implement a program for the maintenance of an adequate allowance for loan and lease losses; and (iv) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits will not exceed 3.5% of total deposits unless approved by the OCC. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. Additional regulatory restrictions require prior OCC approval before appointing or changing the responsibilities of directors and senior executive officers, entering into any employment agreement or other agreement or plan providing for the payment of a “golden parachute payment” or the making of any golden parachute payment.

Federal Reserve Bank. The Company is required to seek the prior approval of the Federal Reserve Bank before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures, declaring or paying cash dividends or taking dividends from the Bank, repurchasing outstanding stock or incurring indebtedness. The Company is also required to take certain remedial steps and submit plans and progress reports to the Federal Reserve Bank.

The Company

General. As a registered bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 and is subject to supervision and regular inspection by the FRB.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandated significant reforms in various aspects of accounting and corporate governance and was intended to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosure under federal securities laws. The SEC promulgated new regulations pursuant to the Sarbanes-Oxley Act and may continue to propose additional implementing or clarifying regulations as necessary. The cost of compliance with the Sarbanes-Oxley Act and corresponding regulations has increased and is expected to continue to affect the Company’s non-interest expenses.

Financial Modernization. The Gramm-Leach-Bliley Act (“GLB”) permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. GLB defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the FRB has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

Regulatory Capital Requirements. The FRB has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising bank holding companies, such as the Company and in processing applications to it under the Bank Holding Company Act. The FRB’s capital adequacy guidelines are similar to those imposed on the Bank by the OCC. At December 31, 2013, the Company was in compliance with all applicable regulatory capital requirements. See Note 23 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13. In addition, see “Basel III Capital Rules” below for further discussion of certain new capital requirements which will apply to the Company and the Bank beginning in January 2015.

Source of Strength Policy. The Board of Directors of the Company must take steps to serve as a source of strength to the Bank. Under the Dodd-Frank Act, FRB regulations and the Federal Reserve Bank requirements, the Company, as a bank holding company, is expected to serve as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with its “source of strength” policy for subsidiary banks, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition.

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

Dividend Restrictions. Dividends from the Bank have historically constituted the principal source of income to the Company. However, as discussed in Note 23, the amount available for payment of dividends to the Company by the Bank was $0 at December 31, 2013. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. The OCC has the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Further, pursuant to the terms of the OCC Agreement, the Bank may not pay any dividends if it is not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval. As a result of the Bank’s restricted dividend capacity, any proposed dividends from the Bank to the Company will be subject to regulatory approval until net income for the current year combined with the prior two years is sufficient. The Company believes it is capable of funding the interest obligation on its junior subordinated debenture interest obligations through available cash balances maintained at the Company for the period of time necessary until earnings are expected to support a dividend from the Bank.

Legal Lending Limits. The National Bank Act imposes restrictions on the amount of loans that a national bank can lend to one borrower. Based upon these legal lending limits, the Bank’s total outstanding loans and extensions of credit to one borrower may not exceed 15% of the Bank’s capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral, as such term is defined in the applicable regulation. The Bank’s internal lending limit to one borrower is $15 million.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured to applicable limits by the FDIC. Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100,000 to $250,000.

The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the Dodd-Frank Act, the assessment base for deposit insurance premiums changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. In February 2011, the FDIC approved a new rule which implemented these changes. The new rule included new rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2%, and 2.5%. The new schedules reduce the initial base assessment rate in each of the four risk-based pricing categories. For small Risk category I banks, the rates range from five to nine basis points. The initial assessment rates for small institutions in Risk Categories II, III and IV are 14, 23 and 35 basis points, respectively. For large institutions and large, highly complex institutions, the new rate schedule ranges from five to 35 basis points of the institution’s average total assets minus its average tangible equity. There are also adjustments made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits.

The Bank paid deposit insurance assessments of $4.3 million during the year ended December 31, 2013. For 2013, the Bank’s deposit insurance assessment rate before applying one time credits was approximately 0.139%. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

On December 30, 2009, banks were required to pay the fourth quarter assessment and to prepay estimated insurance assessments for the years 2010 through 2012. The pre-payment did not affect the Bank’s earnings on that date. The Bank paid an aggregate of $19.5 million in premiums on December 30, 2009, $18.3 million of which constituted prepaid premiums for assessments through 2012. The remaining prepaid assessment of $1.6 million was refunded to the Company during the second quarter of 2013.

In addition to risk-based deposit insurance premiums, additional assessments may be imposed by the Financing Corporation (“FICO”), a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of FICO bonds. FICO assessment rates for 2013 ranged from $.0062 to $.0064 for each $100 of deposits. The Bank paid $185 thousand in FICO assessments in 2013.

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

The OCC may, in addition, establish higher capital requirements than those set forth in its capital regulations when particular circumstances warrant. Pursuant to this authority, the OCC established individual minimum capital requirements for the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to achieve by June 30, 2010 and thereafter maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies. At December 31, 2013, the Bank’s capital ratios exceeded all of the OCC’s regulatory capital requirements as well as these individual minimum capital requirements. See Note 23 of the Notes to Consolidated Financial Statements included in the Annual Report, included herein as Exhibit 13.

In addition, see “Basel III Capital Rules” below for further discussion of new capital requirements which will apply to the Company and the Bank on January 1, 2015.

Enforcement Powers of Federal Banking Agencies. Federal banking agencies possess broad powers to make corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” At December 31, 2013, the Bank exceeded the required ratios for classification as “well capitalized,” although due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.” The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution.

Under the OCC’s prompt corrective action regulations, the OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a bank is considered “well capitalized” if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OCC to meet a specific capital level. A bank generally is considered “adequately capitalized” if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). A bank that has lower ratios of capital is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. See “Basel III Capital Rules” below for a discussion of changes to the prompt corrective action regulations that will become effective on January 1, 2015.

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

On July 2, 2013, the federal banking regulators, including the FRB and the OCC, approved the final Basel III capital rules for U.S. banking organizations (“Basel III Capital Rules”). The final rules establish an integrated regulatory capital framework and implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision as well as certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets that will apply to all covered financial institution holding companies and all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4 percent for all banking organizations. These new minimum capital ratios will become effective for the Company and the Bank on January 1, 2015 and will be fully phased-in on January 1, 2019.

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

The chart below contains the Basel III regulatory capital levels that we must satisfy during the applicable transition period, from January 1, 2015 until January 1, 2019, which are in addition to and separate from the individual minimum capital ratios established by the FRB and the OCC.

	Basel III Regulatory Capital Levels
	January 1,	January 1,	January 1,	January 1,	January 1,
	2015	2016	2017	2018	2019
Tier 1 common equity	4.5%	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.0%	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.0%	8.625%	9.25%	9.875%	10.5%

The Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a common equity tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required common equity tier 1 capital ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%), and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

We currently anticipate that our capital ratios, on a Basel III basis, will exceed the regulatory minimum requirements to be considered well-capitalized. However, we are evaluating options to mitigate the capital impact of the final rule prior to its effective implementation date.

Final rules have been issued to implement the Volcker Rule.

On December 10, 2013, the FRB, the OCC, the FDIC, the Commodity Futures Trading Commission (“CFTC”) and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. These prohibitions impact the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading.

The final Volcker Rule regulations do provide certain exemptions allowing banking entities to continue underwriting, market-making and hedging activities and trading certain government obligations, as well as various exemptions and exclusions from the definition of “covered funds.” The level of required compliance activity depends on the size of the banking entity and the extent of its trading.

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At December 31, 2013, we had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $5.4 million. This pool was included in the list of non-exclusive issuers that meet the requirements of the interim final rule released by the agencies.

At December 31, 2013, we had 11 collateralized loan obligation securities with an amortized cost of $73.9 million and an estimated fair value of $73.2 million. These securities are subject to the provisions of the Volcker Rule. However, a final determination has yet to be made on whether banks will be required to divest these investments. Discussion has been ongoing among the regulators, Congress and the investors in collateralized loan obligations. Based on the current status of these discussions and through our communication with our investment advisors, we believe we will either be able to hold these collateralized loan obligation investments in our portfolio or have them modified such that the perceived risk will be adequately eliminated.

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

During the second quarter of fiscal 2010, we delivered the profit and capital plans to the OCC, revised and implemented changes to our credit policies and procedures pursuant to the OCC Agreement and must continue to implement changes to such policies and procedures. The OCC has also established individual minimum capital ratio requirements of the Bank, which were to be achieved by June 30, 2010, and thereafter maintained. At December 31, 2013, the Bank met the individual minimum capital requirements as its Leverage ratio was 9.02%, its Tier 1 Capital ratio was 12.40%, and its Total Capital ratio was 13.65%.

As long as we are subject to the OCC Agreement, our management and board of directors will continue to be required to focus considerable time and attention on taking corrective actions to comply with its terms. There also is no assurance that we will successfully address the OCC’s concerns in the OCC Agreement or otherwise or that we will be able to fully comply with the OCC Agreement. If we do not fully comply with the OCC Agreement, the Bank, as well as its officers and directors, could be subject to further regulatory enforcement actions, including administrative sanctions and civil money penalties.

The OCC Agreement’s limitation on brokered deposits could impact our liquidity.

Per the terms of the OCC Agreement, brokered deposits may not exceed 3.5% of total liabilities without the prior approval of the OCC. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. At December 31, 2013, brokered deposits represented 3.8% of total liabilities. We have historically used brokered deposits as part of our liquidity strategy and to supplement other funding sources such as customer deposits, federal funds and FHLB advances. This restriction may limit our potential sources of liquidity in the future.

Our agreement not to take dividends from the Bank without prior regulatory approval could impact our liquidity and debt service capability.

Under the OCC Agreement and the Federal Reserve Bank requirements, discussed herein under “Supervision and Regulation,” a dividend may only be declared by the Bank, and accepted by the Company from the Bank, if made in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve Bank. Dividends from the Bank have historically been our primary source of revenue. While we maintain certain liquid assets at the Company level, we also have debt service obligations on the subordinated debentures we have issued. While we believe we are capable of funding the interest obligation on our junior subordinated debentures through available cash balances, the absence of dividends from the Bank may restrict our ability to service our debt at the Company level.

We have incurred significant losses and cannot assure you that we will be profitable in the near term or at all.

We have incurred losses from the past few years, including net losses of approximately $9.9 million, $50.5 million, and $67.5 million for the fiscal years ended December 31, 2013, 2012, and 2011, respectively, primarily due to credit costs, including significant provisions for loan and lease losses in 2012 and 2011. Although we have taken a number of steps to reduce our credit exposure, at December 31, 2013, we had approximately $40.5 million in nonperforming assets and it is possible that we will continue to incur elevated credit costs over the near term, which would adversely impact our overall financial performance and results of operations. We cannot assure you that we will return to profitability in the near term or at all.

Increases in nonperforming assets will have an adverse effect on our financial condition and results of operations.

Our nonperforming assets (which consist of nonaccrual loans, assets acquired through foreclosure and troubled debt restructurings), totaled $40.5 million at December 31, 2013, which is a decrease of $62.6 million, or 60.7%, from the $103.1 million in nonperforming assets at December 31, 2012 and a decrease of $72.2 million, or 64.1%, over the $112.7 million in non-performing assets at December 31, 2011. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on financial condition and results of operations.

System failure or cyber security breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

The Company is subject to certain operational risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. In addition, our operations are dependent upon the ability to protect our computer systems, data processing, software and network infrastructure, including Internet banking activities, against damage from physical break-ins, cyber security breaches and other disruptive problems caused by the Internet or other users. Despite instituted safeguards, the Company cannot be certain that all of the Bank’s systems are entirely free from vulnerability to attack or other technological difficulties or failures. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company and Bank could be exposed to claims from customers and further actions by regulators. Any of these results could have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company. The Company maintains a system of internal controls, which attempt to mitigate against such occurrences and maintains insurance coverage for exposures that are insurable. There can be no assurances that such internal controls will function as designed or that all losses associated with any such occurrence are insurable.

We may sell a portion of our commercial real estate and industrial and consumer loan portfolios at a significant loss.

In December 2013, we sold $34.8 million of classified commercial loans to third party investors for a net loss of $6.9 million. In February 2013, we sold $43.1 million of primarily non-performing commercial real estate loans, having a book balance of $33.5 million to a third-party investor for gross proceeds of $20.9 million. In May 2011, we sold $174.3 million of primarily non-performing commercial real estate loans with a book balance of $159.8 million, for a net loss of $44.3 million.

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

We are operating in a challenging economic environment, including generally uncertain national and local conditions. Additional concerns from some of the countries in the European Union and elsewhere have also strained the financial markets both abroad and domestically. Although there has been some improvement in the overall global macroeconomic conditions in 2013, financial institutions continue to be affected by conditions in the real estate market and the constrained financial markets. In recent years, declines in the housing market, increases in unemployment and under-employment have negatively impacted the credit performance of loans and resulted in significant write-downs of asset values by financial institutions, including the Bank. Reflecting concern over economic conditions, many lenders and institutional investors have reduced or ceased providing funding to borrowers. While the Company has seen some improvement in 2013, there continued to be stress on the Bank’s portfolio during the year. A worsening of economic conditions may further impact the Bank’s results of operations and financial condition. In particular, we may face the following risks in connection with these events:

•	Loan delinquencies could increase further;

•	Problem assets and foreclosures could increase further;

•	Demand for our products and services could decline;

•	Collateral for loans made by us, especially real estate, could decline further in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans; and

•	Investments in mortgage-backed securities could decline in value as a result of performance of the underlying loans or the diminution of the value of the underlying real estate collateral pressing the government sponsored agencies to honor its guarantees to principal and interest.

As these conditions or similar ones continue to exist or worsen, we may experience continuing or increased adverse effects on our financial condition and results of operations.

The Dodd-Frank Act may significantly affect our business and results of operations.

On July 21, 2010, the President signed the Dodd-Frank Act into law. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which some provisions of the Dodd-Frank Act that have not yet been implemented will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (the “Bureau”). The Bureau is granted rulemaking authority over several federal consumer financial protection laws and, in some instances, has the authority to examine and enforce compliance with these laws and regulations. In addition, on July 27, 2012, the FRB adopted a rule addressing interchange fees for debit card transactions. The rule became effective on October 1, 2012 and is expected to lower fee income generated from this source. Although this rule technically only applies to institutions with assets in excess of $10 billion, market forces are likely to drive business to the lowest cost option and community banks are expected to feel the impact. As a result of this rule change, merchants, particularly, big box retailers, have an incentive to encourage consumers to use only debit cards offered by larger banks, which may prompt them to move their checking accounts to the larger banks.

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

The federal banking agencies have approved new rules that will substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The new rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules include new minimum risk-based capital and leverage ratios, which would be phased in over time, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank would include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The new rules will also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how the new standards will ultimately be applied to the Company and the Bank.

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

In the third quarter of 2010, we recorded a valuation allowance of $49.9 million against our entire deferred tax asset due to a sustained period of quarterly losses. The valuation allowance had a negative impact on earnings and capital. At December 31, 2013, the Company had a valuation allowance of $119.3 million against its deferred tax asset. The release of this valuation allowance would have a positive impact on earnings and capital but is dependent on our ability to provide positive evidence of a return to sustained profitability. There can be no assurance as to when we could be in a position to recapture the benefits of our deferred tax asset.

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

In addition, due to the ongoing economic downturn and the resultant deterioration in the real estate markets and adverse impact on our loan portfolio and financial results, we may be the subject of additional regulatory actions in the future and face further limitations on our business, which would impair our operations and restrict our growth. If we fail to meet any regulatory capital requirement or are otherwise deemed to be operating in an unsafe and unsound manner or in violation of law, we may be subject to a variety of informal or formal remedial measures and enforcement actions, in addition to the OCC Agreement and individual minimum capital ratios currently imposed on us by the OCC. Such informal remedial measures and enforcement actions may include additional memorandums of understanding, which are initiated by the regulator and outline an institution’s agreement to take specified actions within specified time periods to correct violations of law or unsafe and unsound practices. In addition, as part of our regular examination process, regulators may advise us to operate under various restrictions as a prudential matter. Any of these restrictions, in whatever manner imposed, could have a material adverse effect on our business, financial condition and results of operations.

In addition to informal remedial actions, we may be subject to additional formal enforcement actions beyond those to which we are currently subject. Formal enforcement actions include written agreements, cease and desist orders, the imposition of substantial fines and other civil penalties and, in the most severe cases, the termination of deposit insurance or the appointment of a conservator or receiver. Furthermore, if the Bank fails to meet any regulatory capital requirement, it will be subject to the OCC’s prompt corrective action regulations, which impose progressively more restrictive constraints on operations, management and capital distributions as the capital category of an institution declines, up to and including ultimately, the appointment of a conservator or receiver. A failure to meet regulatory capital requirements could also subject us to capital raising requirements. Possible enforcement actions against us could include the issuance of a cease-and-desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or to enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. Any remedial measure or enforcement action, whether formal or informal, could impose further restrictions on our ability to operate our business and adversely affect our prospects, financial condition or results of operations. In addition, any formal enforcement action could harm our reputation and our ability to retain and attract customers and impact the trading price of our common stock.

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

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments or taxes that could adversely affect our results of operations. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the Company continues to incur significant losses, we may be required to pay even higher FDIC premiums than the levels imposed in 2013. These increases and any future increases or required prepayments in FDIC insurance premiums or taxes may materially adversely affect our results of operations.

The market value of our securities portfolio may be impacted by the level of interest rates and the credit quality and strength of the underlying issuers.

If a decline in market value of a security is determined to be other-than-temporary, under accounting principles generally accepted in the United States of America, we are required to write these securities down to their estimated fair value through a charge to earnings. At December 31, 2013, we owned one non-rated single issuer trust preferred security classified as available for sale with an amortized cost of $3.8 million and an estimated fair value of $2.5 million on which the cumulative other-than-temporary impairment is $1.2 million as of December 31, 2013. The Company did not recognize a credit related impairment loss on this security in 2013 or 2012. We perform an ongoing analysis of this security. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of this and other securities we own from time to time.

We are, through the Bank, a member of the FHLBNY, and are required to maintain an investment in shares of its capital stock, which are restricted in that they can only be redeemed by the issuer at par value. On January 8, 2009, Moody’s Global Banking issued a report stating the potential for a significant other-than-temporary impairment (“OTTI”) charge on private label mortgage-backed securities held by the Federal Home Loan Banks (“FHLBanks”). Of the 12 regional FHLBanks, capital levels for eight of these banks would be in jeopardy of meeting minimum regulatory capital requirements under a “worst-case” scenario that assumes all private-label securities owned by the FHLBanks are deemed to be impaired. The capital levels of the other four FHLBanks, which includes FHLBNY, would remain above minimum regulatory capital requirements under the same scenario. We do not believe that an OTTI of its holdings existed as of December 31, 2013 and will continue to monitor the financial performance of the FHLBNY. If the FHLBNY is unable to meet minimum regulatory capital requirements or is required to aid the remaining FHLBanks, our holdings in the FHLBNY may be determined to be other than temporarily impaired and may require a charge to our earnings which could have a material impact on our financial condition, results of operations and cash flows.

Our loan portfolio includes a substantial amount of commercial real estate and commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

Our commercial loan portfolios, which include commercial real estate loans, totaled $1.6 billion at December 31, 2013, comprising approximately 74% of our total gross loans held-for-investment. Commercial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans.

Furthermore, commercial real estate loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company suffers difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. The collateral for our commercial loans that are secured by real estate are classified as 45% owner-occupied properties and 55% non-owner occupied properties.

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

The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral for the loan. Based upon factors such as historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses. At December 31, 2013, our allowance for loan losses was approximately $35.5 million which represented approximately 1.66% of total loans held-for-investment and approximately 93.6% of nonperforming loans. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the bank regulatory authorities require us to increase our allowance for loan losses, our financial condition, results of operations and cash flows could be significantly and adversely affected. Although we attempt to mitigate the credit risks associated with our underwriting standards and collection procedures, these standards and procedures may not offer adequate protection against the risk of default, especially in periods of economic uncertainty and high unemployment, such as have existed over much of the past several years. Given that the components of the allowance are based partially on historical losses and on risk rating changes in response to recent events, required reserves may trail the emergence of any unforeseen deterioration in credit quality.

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

Our success depends, in large part, on our ability to attract and retain skilled people and an inability to do so could further impact our business. Competition for the best people in most activities engaged in by us can be intense, and we may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Changes in interest rates may reduce our profits.

The most significant component of our net income is net interest income, which accounted for 74% of total revenue in fiscal 2013. Net interest income is the difference between the interest income generated on interest-earning assets, such as loans and investments, and the interest expense paid on the funds required to support earning assets, namely deposits and borrowed funds. Interest income, which represents income from loans, investment securities and short-term investments is dependent on many factors including the volume of earning assets, the level of interest rates, the interest rate sensitivity of the earning assets and the levels of nonperforming loans. The cost of funds is a function of the amount and type of funds required to support the earning assets, the rates paid to attract and retain deposits, rates paid on borrowed funds and the levels of non-interest bearing demand deposits.

Interest rate sensitivity is a measure of how our assets and liabilities react to changes in market interest rates. We expect that this interest sensitivity will not always be perfectly balanced. This means that either our interest-earning assets will be more sensitive to changes in market interest rates than our interest bearing liabilities, or vice versa. If more interest-earning assets than interest –bearing liabilities reprice or mature during a time when interest rates are declining, then our net interest income may be reduced. If more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising, then our net income may be reduced.

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

We may be required to liquidate our collateralized loan obligation investments under the provisions of the Volcker Rule.

At December 31, 2013, we had 11 collateralized loan obligation securities with an amortized cost of $73.9 million, an estimated fair value of $73.2 million and an unrealized loss of $686 thousand. These securities are subject to the provisions of the Volcker Rule. However, a final determination has yet to be made on whether banks will be required to divest these investments. Discussion has been ongoing among the regulators, Congress and the investors in collateralized loan obligations. If it is ultimately determined that these investments must be liquidated, we could incur substantial losses through the sales as significant pricing volatility could be created from market uncertainty surrounding these investments as a result of potentially limited demand.

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

Under the acquisition method of accounting for all business combinations, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill and identifiable intangible assets. At December 31, 2013, we had $39.0 million of goodwill and identifiable intangible assets on our balance sheet. Companies must evaluate goodwill for impairment at least annually.

Write-downs of the amount of any impairment are to be charged to the results of operations in the period in which the impairment is determined. No impairment was identified in 2013. At December 31, 2013, $38.2 million of goodwill remained on our balance sheet. Our intangible asset balances were not impaired at December 31, 2013 and 2012. There can be no assurance that the future evaluations of goodwill and identifiable intangible assets will not result in determinations of further impairments and write-downs which could have an adverse non-cash impact on our financial condition and results of operations.

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

Our directors and executive officers and their affiliates own approximately 42% of the outstanding common stock. As a result of their combined ownership, our directors and executive officers could make it more difficult to obtain approval for some matters submitted to a shareholder vote, including acquisitions of our Company. The results of the vote may be contrary to the desires or interests of the other shareholders.

Directors and executive officers and their affiliates own approximately 42% of the outstanding shares of common stock at December 31, 2013, excluding shares which may be acquired upon the exercise of stock options or upon the vesting of restricted stock. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to our amended and restated certificate of incorporation.

Provisions of our Amended and Restated Certificate of Incorporation and the New Jersey Business Corporation Act could deter takeovers which are opposed by the Board of Directors.

Our amended and restated certificate of incorporation requires the approval of 80% of our outstanding shares for any merger or consolidation unless the transaction meets certain fair price criteria or the business combination has been approved or authorized by the Board of Directors. As a New Jersey corporation with a class of securities registered with the SEC, we are governed by certain provisions of the New Jersey Business Corporation Act that also restrict business combinations with shareholders owning 10% or more of our outstanding shares (“interested shareholders”) for a period of five years after such interested shareholder achieves such status unless the business combination is approved by the Board of Directors prior to the shareholder becoming an interested shareholder. The New Jersey Shareholders’ Protection Act also restricts business combinations with an interested shareholder after the five-year period unless the transaction receives the approval of two-thirds of the shares outstanding, exclusive of the shares held by the interested shareholder or the transaction satisfies certain fair price requirements. In addition, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of directors or otherwise direct the management or policies of any banking holding company without prior notice or application to and the approval of the FRB.

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

In October 2011, our Board of Directors resolved, among other things, not to declare or pay any cash dividends or take any cash dividends from the Bank without the prior approval of the Federal Reserve Bank. In addition, pursuant to the terms of the securities purchase agreements entered into by us in July 2010, we also agreed not to declare or pay any dividends on our capital stock through December 31, 2012. Further, pursuant to the terms of the OCC Agreement, the Bank may not pay any dividends if it is not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval. Accordingly, there can be no assurance that we will pay dividends to our shareholders in the future.

We are prohibited from paying interest, principal or other sums on trust preferred securities or any related subordinated debentures without prior Federal Reserve Bank approval, which could result in a default of the terms of the agreements governing those securities.

We are required to seek the prior approval of the Federal Reserve Bank before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures. We expect to seek the prior approval of the Federal Reserve Bank before paying any interest on our junior subordinated debentures (which will be used to make distributions on the trust preferred securities.) Under the applicable indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures for more than twenty consecutive quarterly periods. If we are unable to make payments on our junior subordinated debentures for more than twenty consecutive quarters, we would be in default under the governing agreements for such securities and the amounts due under such agreements would be immediately due and payable. Our inability to receive approval from the Federal Reserve Bank to make distributions of interest, principal or other sums on our trust preferred securities and subordinated debentures could result in a default under those obligations if we need to defer such payments for longer than twenty consecutive quarterly periods.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At December 31, 2013, the Company operated from its main office in Vineland, New Jersey and its executive office in Mt. Laurel, New Jersey. The Company has 59 locations. The Company leases its main office, its executive office, 23 Community Banking Centers and all of its Commercial Lending Centers. At December 31, 2013, the Company’s commitments under noncancelable operating leases were $45.5 million which are payable in years subsequent to December 31, 2013. The remainder of the Community Banking Centers are owned by the Company. At December 31, 2013, the Company’s net bank properties and equipment was $49.1 million.

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

The Consolidated Financial Statements of Sun Bancorp, Inc. and the Summarized Quarterly Financial Data included in the notes thereto, which is included in the Annual Report, included herein as Exhibit 13 are incorporated herein by reference.

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

The information contained under the captions “Proposal I-Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2013 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1)	2,076,428	$7.35	8,042,132
Equity compensation plans not approved by shareholders	n/a	n/a	n/a

Total	2,076,428	$7.35	8,042,132

(1)	Plans approved by shareholders include the 2004 Stock Based-Incentive Plan, as amended and restated, the Director Stock Purchase Plan, as amended and restated, Employee Stock Purchase Plan, the 2010 Stock-Based Incentive Plan and the 2010 Performance Equity Plan. The amount of securities includes options for 136 shares of our common stock as a result of our assuming obligations under stock option plans of Advantage Bank in connection with an acquisition in 2006. While we assumed the obligations existing under these plans as of the time of merger, we have not and will not in the future, use them to make further grants.
(2)	Amount includes 431,834 restricted stock units that have been granted, but not yet vested, and are therefore not included in shares outstanding. In addition, amount includes 149,056 shares issued and held in the Directors’ Deferred Compensation Plan which, although included these shares are included as outstanding, will be issued without restriction upon retirement of the director.
(3)	Amount does not reflect the market value per share of 431,834 nonvested restricted stock units and 149,056 shares issued and held in the Director’s Deferred Compensation Plan which are included in column (a) herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

Management’s Annual Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(2)	There are no financial statements schedules that are required to be included in Part II, Item 8.

(b)	The following exhibits are filed as part of this report:

3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws of Sun Bancorp, Inc. (3)

4.1	Common Security Specimen (4)

10.2	Amended and Restated 1997 Stock Option Plan (5)

10.4	Amended and Restated 2004 Stock-Based Incentive Plan (6)

10.5	Directors Stock Purchase Plan, as amended and restated

10.6	2010 Stock-Based Incentive Plan (7)

10.7	2010 Performance Equity Plan (8)

10.8	Employment Agreement with former President and Chief Executive Officer Thomas X. Geisel (9)

10.9	Letter Agreement, dated October 23, 2012, by and among Sun Bancorp, Inc., Sun National Bank and Thomas R. Brugger (10)

10.10	Salary Continuation Plan for Bernard Brown (11)

10.11	Securities Purchases Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (12)

10.12	Securities Purchase Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, the Four Bs, Interactive Logistics, LLC, National Distribution Centers, L.R. and National Freight, Inc. (12)

10.13	Securities Purchase Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and Maycomb Holdings II, LLC, Maycomb Holdings, III, LLC, Siguler Guff Distressed Opportunities Fund IV, LP and Siguler Guff Distressed Opportunities Fund IV (T), LP (12)

10.14	Form of Securities Purchase Agreement with Other Investors (12)

10.15	Agreement by and between Sun National Bank and the Office of the Comptroller of the Currency (13)

10.16	Letter Agreement, dated April 11, 2011, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (14)

10.17	Letter Agreement, dated April 11, 2011, between Sun Bancorp, Inc. and Maycomb Holdings II, LLC, Maycomb Holdings III, LLC and Maycomb Holdings IV, LLC (14)

10.18	Letter Agreement, dated April 11, 2011, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, The Four B’s, NFI Interactive Logistics, LLC, National Distribution Centers, L.P. and National Freight, Inc.(14)

10.19	Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (15)

10.20	Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and Maycomb Holdings II, LLC, Maycomb Holdings III, LLC and Maycomb Holdings IV, LLC (15)

10.21	Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, The Four B’s, NFI Interactive Logistics, LLC, National Distribution Centers, L.P. and National Freight, Inc. (15)

10.22	Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and a fund managed by Anchorage Capital Group LLC, acting on behalf of Anchorage Capital Master Offshore, Ltd. (15)

10.23	Gross-Up Agreement, dated as of March 16, 2011, between Sun Bancorp, Inc. and a fund managed by Anchorage Capital Group LLC, acting on behalf of an investment fund that it advises (16)

10.24	Change-in Control Severance Agreement with Executive Vice President and Chief Administrative Officer Michele Estep, as amended and restated

10.25	Change-in Control Severance Agreement with Executive Vice President, Wholesale Banking, Bradley J. Fouss, as amended and restated

11	Computation regarding earnings (loss) per share (17)

13	2013 Annual Report to Shareholders

21	Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

*	Attached as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).
(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on February 6, 2009 (Registration Number 333-157131).
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011 (File No. 0-20957).
(3)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 24, 2007 (File No. 0-20957).
(4)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (File No. 333-21903).
(5)	Incorporated by reference Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration on S-8 filed on August 12, 2009 (File No. 333-161289).
(7)	Incorporated by reference to Appendix F to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders filed with the SEC on September 28, 2010 (File No. 0-20957).
(8)	Incorporated by reference to Appendix G to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders filed with the SEC on September 28, 2010 (File No. 0-20957).
(9)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on July 22, 2009 (File No. 0-20957).
(10)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 (File No. 0-20957).
(11)	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 14, 2011.
(12)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Company’s Current Report on Form 8-K filed on July 13, 2010. (File No. 0-20957).
(13)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on April 21, 2010. (File No. 0-20957).
(14)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Current Report on Form 8-K filed on April 12, 2011 (File No. 0-20957).
(15)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Company’s Current Report on Form 8-K filed on August 10, 2011 (File No. 0-20957).
(16)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 22, 2011 (File No. 0-20957).
(17)	Incorporated by reference to Note 22 of the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 13, 2014.

SUN BANCORP, INC.

By:	/s/ Sidney R. Brown
Sidney R. Brown
Chairman, Interim President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 2014.

/s/ Sidney R. Brown	/s/ Philip A. Norcross
Sidney R. Brown	Philip A. Norcross
Chairman, Interim President and Chief Executive Officer	Director and Treasurer
(Principal Executive Officer)

/s/ Peter Galetto, Jr.	/s/ Wilbur L. Ross, Jr.
Peter Galetto, Jr.	Wilbur L. Ross, Jr.
Director and Secretary	Director

/s/ Jeffrey S. Brown	/s/ Eli Kramer
Jeffrey S. Brown	Eli Kramer
Director	Director

/s/ Keith Stock	/s/ Steven A. Kass
Keith Stock	Steven A. Kass
Director	Director

/s/ Anthony R. Coscia	/s/ William J. Marino
Anthony R. Coscia	William J. Marino
Director	Director

/s/ Thomas R. Brugger	/s/ Neil Kalani
Thomas R. Brugger	Neil Kalani
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)