Form 10-K/A
period 2013-12-31
SUN BANCORP INC /NJ/
filed 2014-04-30
CIK 1017793

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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company[ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).YES[] NO[x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2013 was approximately $169.2 million.

As of March 10, 2014, there were 86,752,960 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUN BANCORP, INC
FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Sun Bancorp, Inc. (the “Company”) for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2014 (the “Original Filing”).  We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because it was incorporated by reference from our Proxy Statement which, as of the date of the Original Filing, we intended to file within 120 days of the end of our fiscal year but which will not be filed by that deadline.   In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to the directors and the executive officers of the Company and Sun National Bank (the “Bank”) as of the date of this filing, including their names, ages, and the years they first became directors or executive officers of the Company or the Bank.  The term of office of each director expires at the Company’s 2014 Annual Meeting of Stockholders.

Name	Age	Year First Elected or Appointed(1)
DIRECTORS

Wilbur L. Ross Jr.	76	2010
Sidney R. Brown	57	1990
Peter Galetto, Jr.	60	1990
Jeffrey S. Brown	54	1999
Eli Kramer	59	2004
Anthony R. Coscia	54	2010
William J. Marino	70	2010
Philip A. Norcross	51	2012
Steven A. Kass	57	2012
Keith Stock	61	2014
F. Clay Creasey, Jr.	65	2014

EXECUTIVE OFFICER OF THE COMPANY AND THE BANK

Thomas R. Brugger	47	2012

EXECUTIVE OFFICERS OF THE BANK

Michele B. Estep	45	2008
Bradley J. Fouss	46	2001
Alberino J. Celini	51	2012
John R. Allison IV	47	2014
______________
(1)	For directors, refers to the year such individual became a director of the Company or the Bank. For officers, refers to the year such individual joined the Company or the Bank.

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

Directors

Sidney R. Brown is Interim President and Chief Executive Officer and Chairman of the Board of Directors of the Company and the Bank.  From 1990 to 2013, Mr. Brown, in addition to being a director, served as treasurer and secretary of the Company.  Mr. Brown serves as Chair of the Executive Committee as well as a member of both the ALCO/Investment Committee and Technology Committee.  He served as Acting President and CEO of the Company from February 2007 to January 2008 and from November 2013 to the present.  Mr. Brown is Chief Executive Officer of NFI Industries, Inc. (“NFI”), a premier integrated supply chain solutions company.  NFI, founded in 1932 as National Hauling, has evolved from a trucking company in a regulated environment, into one of the largest privately-held third party logistics companies in the country. In the early 1980s, the company, then known as National Freight, was focused mainly on over-the-road trucking services. The company quickly evolved into four affiliated companies providing transportation services (National Freight), warehousing and inventory management (National Distribution Centers), dedicated fleets and transportation management (Interactive Logistics) and real estate development (Real Estate). In 2008, the company continued to evolve and positioned all its companies under one corporate brand, NFI. NFI in North America now consists of Logistics, Warehousing and Distribution, Transportation, Intermodal, Real Estate, Transportation Brokerage, Contract Packaging, Solar, Global Freight Forwarding and NFI Canada.  Mr. Brown attended Georgetown University and graduated with a BSBA in 1979.  Sidney R. Brown began his career working for Morgan Stanley in New York City as a financial analyst in the corporate finance department of the investment bank.  He moved on to pursue his MBA at Harvard University. Graduating in 1983, he immediately joined the family business.   Mr. Brown is a director of J & J Snack Foods Corp. and Franklin Square Energy and Power Fund.  Emeritus Director Bernard A. Brown is Sidney Brown’s parent and Director Jeffrey S. Brown is his sibling. With his extensive business background and leadership and management skills, Mr. Brown has helped guide the Company’s Board of Directors successfully for a significant number of years.

Jeffrey S. Brown has been a director of the Company since April 1999.  He is also a director of the Bank.  Mr. Brown serves as Chairman of the Technology Committee, and as a member of the Board’s Risk and ALCO/Investment Committees.  He is President and Vice Chairman of NFI, a comprehensive provider of freight transportation, warehousing, third party logistics, contract manufacturing, and real estate development.  Mr. Brown is also President of NFI Real Estate, one of the top real estate development companies in the industry.  He is one of the general partners of The Four B’s, a partnership with extensive holdings primarily in the Eastern United States.  Mr. Brown is an officer and director of several other corporations and partnerships in the transportation, equipment leasing, insurance, warehousing and real estate industries.  He serves on the Boards of several regional charities including: The Board of Trustees of the Cooper Foundation.  As a principal in a major logistics company with P&L responsibilities, Mr. Brown possesses financing and acquisition experience, which further strengthens his bank director capabilities.  Emeritus Director Bernard A. Brown is Jeffrey Brown’s parent and Chairman of the Board of Directors and Interim President and Chief Executive Officer Sidney R. Brown is his sibling.  His experience in real estate, leadership skills, and networking capabilities due to his stature in the local business community, make him a valued member of the Company’s Board of Directors.

Anthony R. Coscia was elected to the Board of Directors of the Company in November 2010.  He is also a director of the Bank.  Mr. Coscia currently serves as Chair of the Board’s ALCO/Investment Committee and is a member of the Board’s Compensation/Personnel Committee.  He is admitted to the state bars of New Jersey and New York and is a Partner in the law firm of Windels Marx Lane & Mittendorf, LLP (WMLM), having been with the firm for over 25 years.  He is a graduate of Georgetown University School of Foreign Service and received his law degree from Rutgers University School of Law.  Mr. Coscia’s practice focuses on corporate, commercial, and real estate matters, with a concentration on the financial elements of these transactions. He represents financial institutions, investors and major corporations on whose behalf he has handled a broad variety of matters, including corporate and real estate finance transactions, asset restructure and recovery, regulatory compliance, mergers and acquisitions, and general litigation. In addition, Mr. Coscia regularly advises infrastructure funds, private equity firms, technology companies, not-for-profit organizations and investor owned utilities. He also has specific experience in the area of redevelopment finance and has worked extensively on infrastructure development projects.  In addition to his private practice, Mr. Coscia also serves as Chairman of the Board of Directors of the National Railroad Passenger Corporation (Amtrak). Previously he served as Chairman of Amtrak’s Finance and Audit Committee. Mr. Coscia’s contributions to Amtrak are the result of his June 2010 appointment by President Obama to the Board of Directors. Mr. Coscia is the Chairman of United Water, Inc., the U.S. subsidiary of Suez Environnement. He has previously served as a director of several public and closely held corporations in the construction, financial services, investment banking, real estate and manufacturing sectors. In addition, he serves as a trustee of the New Jersey Community Development Corporation and is a member of the New Jersey Performing Arts Center Council of Trustees, The Partnership for New York City, The Economic Club of New York and the Regional Plan Association.  Mr. Coscia served as Chairman of the Port Authority of New York and New Jersey for over eight years, stepping down from the Board on June 30, 2011. During his tenure, the longest in modern Port Authority history, he served four New Jersey Governors and three New York Governors. As Chairman, Mr. Coscia oversaw the restoration of the agency after 9/11 as a key player in the region through development of a long term capital program, assuming the lead role in the redevelopment of the World Trade Center site rebuilding, spearheading multi-billion dollar mass transit improvements, port expansion, modernization of aviation facilities and the most significant corporate governance and financial management reforms adopted by the Port Authority in over two decades.  From February 1992 to March 2003, Mr. Coscia served as Chair of the New Jersey Economic Development Authority (“NJEDA”), one of the largest state-sponsored development banks in the United States. In 2007 he was awarded an honorary doctorate of humane letters from the New Jersey Institute of Technology.  With Mr. Coscia’s extensive background and as a well-respected business leader actively involved in both the private and government sectors in New Jersey and New York, he is a significant complement to the Company’s Board of Directors.

Peter Galetto, Jr. has been a director of the Company since April 1990.  He is also a director of the Bank.  Mr. Galetto served as the Secretary of the Company from April 1990 to March 1997.  He currently serves as secretary of the Company and the Bank, is Chair of the Risk Committee and former Chair of the Audit Committee.   He serves as a member of the Board’s Executive Committee, Audit Committee, and Nominating & Corporate Governance Committee.  In his position as Chair of the Risk Committee of the Board, Mr. Galetto annually attends numerous audit and risk related webinars and seminars as well as a national conference on audit and risk topics to bring the most current information to the Company.  Mr. Galetto is the President and CEO of Stanker&Galetto, Inc., an industrial building contractor located in Vineland, New Jersey.  He is the Secretary/Treasurer of Tri-Mark Building Contractors, Inc.  Mr. Galetto is also Chairman of the Board of Inspira Health Network (formerly South Jersey Healthcare System which merged with Underwood Memorial Hospital), board member of Hendricks House and also serves as the Parish of All Saints Finance Council President.  Mr. Galetto is also an officer and director of several other corporations and organizations. He has been honored by several organizations for his community service: Entrepreneur of the Year by the South Jersey Development Council, Gregor Mendel Award from St. Augustine Prep, Vineland Rotary Club Outstanding Vocational Accomplishments and the Order Sons of Italy in America Distinguished Golden Lion Award.  He received a B.S. in Commerce and Engineering from Drexel University, majoring in Finance and Management.  Mr. Galetto also graduated from Harvard Business School’s Owner/President Management Program. With his proven business leadership and management skills, in addition to his stature in the local business community, Mr. Galetto is a significant contributor to the Board of Directors of the Company.

Steven A. Kass was elected to the Board of Directors of the Company in April 2012.  He is also a director of the Bank.  Mr. Kass currently serves as Chair of the Board’s Audit Committee and is a member of the Risk Committee.  Mr. Kass is CEO and a board member of Rothstein Kass, based in

Roseland, N.J.  He has extensive experience with entrepreneurial businesses and their owners and frequently lectures before trade associations and professional associations.  Mr. Kass earned a Bachelor of Science degree in accounting from Syracuse University and began his career with Arthur Young (now Ernst & Young). After three years with the then Big Eight accounting firm, he joined Rothstein Kass. Bringing strong skills and a fresh mindset to the firm, Mr. Kass has played an integral role in the firm’s growth and national presence over the last 20 years. Additionally, he was extensively involved with advising clients within the firm’s Financial Services Group. Professional development and philanthropy have always been important to Mr. Kass.  He serves on the advisory board for the Whitman School of Management and the Lubin School of Accounting at Syracuse University. He completed a two-year term as international chairman of AGN International Ltd., a worldwide association of separate and independent accounting and consulting firms in 80 countries. Because of his commitment to philanthropy and his leadership in the accounting and finance profession, Mr. Kass was honored in January 2004 with a Distinguished Achievement award by the banking and finance unit of B’nai B’rith International.  In addition to these activities Mr. Kass is a highly regarded industry thought leader and frequently requested speaker. Recent speaking engagements include: AGN World Congress, Lehigh and Syracuse Universities, UJA-Federation and B’nai B’rith International. Mr. Kass is a member of the American Institute of Certified Public Accountants (AICPA), the New Jersey Society of Certified Public Accountants (NJSCPA) and the New York State Society of Certified Public Accountants (NYSSCPA). He is a certified accountant in the states of New Jersey and New York. As a highly-regarded business and philanthropic leader, who has led the dynamic growth of his own company while serving as a valued advisor to clients, Mr. Kass is a strong complement to the Company’s Board of Directors.

Eli Kramer has been a director of the Company since July 2004.  He is also a director of the Bank.  He serves as Chair of the Board’s Compensation Committee and is also a member of the following Board Committees: Executive; Audit; Risk; and Nominating and Corporate Governance.  Mr. Kramer has over 20 years of total bank board experience including seven plus years as Vice Chair or Chairman at a previous bank.  Mr. Kramer has been a principal in real estate development companies since 1976 and is the owner of CJ Management, LLC.  He is also a principal in Arcturus Group, a real estate advisory and asset management firm serving the financial industry.  He was a co-founder and Vice Chairman of the Board of Directors of Community Bancorp of New Jersey, prior to its acquisition by the Company.  He also served as a Director and Chairman of the Board of Colonial State Bank.  Mr. Kramer serves as a Trustee on the Boards of the Jewish Educational Center, Elizabeth, NJ, the Holocaust Resource Center at Kean University, and the Trinitas Healthcare Foundation.   Mr. Kramer’s bank board experience, proven leadership and business management skills, knowledge of the New Jersey market, and stature in the community are all attributes that are highly valued as a director of the Company.

William J. Marino was elected to the Board of Directors of the Company in November 2010.  He is also a director of the Bank.  Mr. Marino currently serves as Chair of the Board’s Nominating and Corporate Governance Committee and is also a member of the Board’s ALCO/Investment Committee.  He is a graduate of St. Peter’s College with a Bachelor of Science degree in Economics.  Mr. Marino has over 40 years of experience in the health and employee benefits field, primarily in managed care, marketing and management. Mr. Marino is the retired Chairman, President and Chief Executive Officer of Horizon Blue Cross Blue Shield of New Jersey, the state’s largest health insurer, providing coverage for over 3.6 million people. He joined Horizon BCBSNJ as Senior Vice President of Health Industry Services in January 1992, responsible for all aspects of Managed Care operations in New Jersey, as well as Market Research, Product Development, Provider Relations and Health Care Management.  He became President and CEO in January 1994 and Chairman effective January 2010.  Before joining Horizon BCBSNJ, Mr. Marino was VP of Regional Group Operations for NY and CT for Prudential, capping a 23-year career with them.  Mr. Marino is currently the Co-Chairman of the Board of Directors of the New Jersey Performing Arts Center (NJPAC), a member of the Board of the New Jersey Symphony Orchestra, as well as Sealed Air Corporation, in which he serves as Chairman of the Organization & Compensation Committee.  He is a member of the Campaign Committee of Saint Vincent Academy and a member of the Board of Trustees of Delbarton School in Morristown. In addition, Mr. Marino is a member of the board of a privately held corporation, LCA Holdings, LLC.  Mr. Marino is a recipient of the 1997 Ellis Island Medal of Honor.  In 2007 he received The American Conference on Diversity’s Humanitarian of the Year Award.  Mr. Marino’s prior board affiliations include: America’s Health Insurance Plans; Blue Cross Blue Shield Association; National Institute for Health Care Management (Past Chairman); Choose New Jersey; NJ State Chamber of Commerce (Past Chairman); New Jersey Network; Newark Alliance; Newark Museum, Liberty Science Center Chairman’s Advisory Council; St. Peter’s College (Past Chairman); Community Theatre of Morristown; Regional Business Partnership (Past Chairman); United Way of Essex and West Hudson (Past Chairman); Kessler Institute for Rehabilitation, Inc.; New York Business Group on Health; and New York State HMO Conference.  As a highly regarded business and philanthropic leader, one who has played an important role in policy and legislative matters in New Jersey, Mr. Marino is an important complement to the Company’s Board of Directors.

Philip A. Norcross was elected to the Board of Directors of the Company in April 2012, and currently serves as Treasurer.  He is also a director of the Bank.  Mr. Norcross serves as a member of the following Board Committees: ALCO/Investment, Compensation, Risk, and Technology.  Mr. Norcross is Chief Executive Officer and Managing Shareholder of Parker McCay, a regional law firm headquartered in Mount Laurel, New Jersey, with offices in Lawrenceville and Atlantic City, New Jersey.  He co-chairs the firm’s Public Finance and Business Departments and has particular expertise in finance and transactional law, with an emphasis on government, economic development, redevelopment and other specialized financings.  Mr. Norcross also serves as Chairman of Optimus Partners LLC, a business advisory and consulting firm, based in Trenton, New Jersey, that serves a wide array of clients in the financial services, healthcare, gaming, real estate and development, and insurance sectors.  Active in both the community and his profession, Mr. Norcross is Chairman of the Board of The Cooper Foundation and a member of Cooper Health System’s Treasury Steering Committee.  He is a member of the Board and Executive Committee of United Way of Greater Philadelphia and Southern New Jersey as well as a member and past Chairman of Burlington County United Way.  Mr. Norcross also serves on the Board of Trustees of the Home Port Alliance of the U.S.S. New Jersey, Inc. and is a founding member and former vice president of the Mount Laurel Public Education Foundation.  He is also a member of the National Association of Bond Lawyers, the American Bar Association and the bar associations of New Jersey, Burlington County and Camden County.  With his record of success, particularly in the areas of law, finance and economic development, working with both private and public entities, Mr. Norcross brings valuable experience and talent to the Company’s Board of Directors.

Wilbur L. Ross, Jr. was elected to the Board of Directors of the Company in September 2010.  He is also a director of the Bank.  Mr. Ross is a member of the Executive Committee and the Nominating and Corporate Governance Committee and is a non-voting observer to the Compensation Committee.  Wilbur Ross, CEO of WL Ross & Co. LLC, may be one of the best known private equity investors in the U.S.  His private equity funds bought Bethlehem Steel and several other bankrupt producers and revitalized them into the largest U.S. producer before merging them into Mittal Steel for $4.5 billion. He remains a director of what is now ArcelorMittal, the world’s largest steel company.  He also created and chairs International Textile Group, the most global American company in that industry, and International Auto Components Group, a $4.5 billion producer of instrument panels and other interior components operating in 17 countries. He’s the Chairman of Diamond S Shipping and previously chaired International Coal Group which was sold to Arch Coal for $3.4 billion. He is a member of the boards of Assured Guaranty, Bank of Ireland, BankUnited, EXCO, Navigator Holdings and Ocwen Financial, all NYSE listed. He is also a member of the board of Talmer Bancorp.  Mr. Ross was Executive Managing Director of Rothschild Inc. for 24 years before acquiring that firm’s private equity partnerships in 2000.  He is a member of the boards of Yale University School of Management, The Dean’s Advisory Board of Harvard Business School, Palm Beach Civic Association, Business Roundtable and the Palm Beach Preservation Foundation.  He is Chairman of the Japan Society and the Brookings Institution Economics Studies Council and a trustee of the Town of Palm Beach Retirement System and the Magritte Museum in Brussels.  President Kim Dae Jung awarded him a medal for his assistance in Korea’s financial crisis, President Clinton appointed him to the board of the U.S.—Russia Investment Fund and he served as

Privatization Advisor to New York City Mayor Rudy Giuliani. Mr. Ross formerly served as Chairman of the Smithsonian Institution National Board. He is a graduate of Yale University and of Harvard Business School (with distinction).  He is the only person to be elected to both the Private Equity Hall of Fame and the Turnaround Management Association Hall of Fame. Bloomberg BusinessWeek designated him one of the 50 most influential people in global finance.  Mr. Ross is a valued member of the Board of Directors given his experience in the financial services industry and his reputation as one of the world’s most respected investors.

Keith Stock was seated as a director on the Boards of Directors of the Company and the Bank in January 2014.  Mr. Stock serves as a member of the Audit Committee.  Since 2011, he is Chairman and Chief Executive Officer of First Financial Investors, Inc., a financial services investment firm, Senior Executive Advisor with The Brookside Group, and Chairman and Chief Executive Officer of Clarien Group Limited as well as Chairman of its wholly-owned subsidiary, Capital G Bank Limited.  Mr. Stock is also a registered securities professional with J.V.B. Financial Group, LLC, a full service investment bank. Previously, from 2009 to 2011, Mr. Stock served as Senior Managing Director and Chief Strategy Officer of TIAA-CREF. He was a member of the Office of the CEO with responsibility for corporate development and strategy including mergers and acquisitions and business strategies for asset management, banking and trust, life insurance, retirement services, and wealth management.  From 2004 to 2008 Mr. Stock served as President of MasterCard Advisors, LLC, the professional services business of MasterCard Worldwide. He was a member of the MasterCard Operating Committee and Management Council. Mr. Stock also previously served as Chairman and Chief Executive Officer of St. Louis Bank, FSB and First Financial Partners Fund I, LP, a private equity firm and bank holding company, as well as Chairman and President of Treasury Bank, Ltd.  Earlier in his career, Mr. Stock was a partner with McKinsey & Co., a senior officer of A.T. Kearney, and financial services sector executive with Capgemini and Ernst & Young. He began his career with the Mellon Bank (now BNY Mellon). Mr. Stock is a director of the Bermuda Stock Exchange (BSX), the Foreign Policy Association, and Independence Bancshares, Inc.  He is a member of the Economic Club of New York, the Advisory Board of the Institute for Ethical Leadership, Rutgers University Business School, and the International Trustee Election Commission of AFS Intercultural Programs, Inc. (formerly known as the American Field Service). He received his undergraduate degree from Princeton University and his M.B.A. in finance from The Wharton School, University of Pennsylvania. As an accomplished business leader with an impressive record of success and in-depth management experience in the financial services industry, Mr. Stock’s qualifications make him an important complement to the Company’s Board of Directors.

F. Clay Creasey, Jr. was seated as a director on the Boards of Directors of the Company and the Bank in April 2014.  Mr. Creasey is a member of the Board’s Audit, Risk, and ALCO/Investment Committees.  Mr. Creasey is currently employed by Toys“R”Us, Inc. as Executive Vice President and Chief Financial Officer, a position he has held since May 2006.  He joined Toys“R”Us, Inc. in 2006 with more than 25 years of financial management experience in the retail industry.  Mr. Creasey began his retail career at Lucky Stores, a large, public grocery, where he spent 11 years in various corporate and division financial roles.  More recently, he spent 13 years at Mervyn’s, a subsidiary of Target Corporation, where he served as their Chief Financial Officer for five years.  He also spent one year as the financial head of Zoom Systems, a San Francisco-based start-up company in the automated retail sector.  During his career, Mr. Creasey has been involved with several corporate and operational restructurings and financial turnarounds.  Before entering the retail sector, Mr. Creasey spent two years as an Actuarial Analyst at Fireman’s Fund and six years as a Corporate Lending Officer with Crocker Bank.  Mr. Creasey holds a bachelor’s degree and a Masters of Business Administration from Stanford University.  He also is a Certified Public Accountant. With Mr. Creasey’s corporate leadership skills, experience with restructurings and financial turnarounds and expertise in risk management, regulatory compliance, credit and corporate lending, he is a valued addition to the Company’s Board of Directors.

Emeritus Director

Bernard A. Brown, Emeritus Director with the title of Chairman Emeritus of the Bank, served as Chairman of the Board of Directors of the Company and the Bank from its inception in 1985 to May 2013 and guided the Company and the Bank to a multi-billion dollar financial services company.  For many years, Mr. Brown has been Chairman of the Board of NFI Industries, Inc., a logistics conglomerate headquartered in Cherry Hill, NJ.  Mr. Brown is also President and owner of Vineland Construction Co. and its subsidiaries.  Mr. Brown is the parent of Sidney R. Brown and Jeffrey S. Brown.  With his intimate familiarity with the business of the Company and his extensive business background and leadership and management skills, the Board of Directors believes that Mr. Brown is uniquely qualified to continue to serve the Board as an Emeritus Director.

Executive Officers Who Are Not Directors

Thomas R. Brugger joined the Company in November 2012 as Executive Vice President and Chief Financial Officer.  His responsibilities include financial reporting and planning, accounting, treasury, interest rate risk management, investor relations, capital planning and mortgage sales.  Before joining the Company, Mr. Brugger was Executive Vice President and Chief Financial Officer of Customers Bancorp, Inc., a bank holding company based in Wyomissing, Pa for three years.  Prior to that, Mr. Brugger was Executive Vice President, Corporate Treasurer for Sovereign Bancorp and Sovereign Bank.  Mr. Brugger is a graduate of Penn State University and sits on the Advisory Board for Penn State Outreach, a division of Penn State University.

Alberino J. Celini joined the Bank in December 2012 as Executive Vice President and Chief Risk Officer overseeing the credit, operational and market risk management functions of the bank. Prior to joining the Company, Mr. Celini was Vice President, Regulatory Advisory & Strategy at Freddie Mac in McLean, Virginia. His twenty-five year career spans both functional and business leadership roles within major financial institutions, and his expertise encompasses finance, risk management, regulatory compliance, governance and strategic business development. Mr. Celini also spent a decade at Ally Bank, where he served as founding Chief Financial Officer, Chief Risk Officer and Director of Lending Development, as the Bank grew from start-up to maturity. Other past roles include Financial Officer at Citibank and public accountant with Arthur Andersen & Co. A Certified Public Accountant, Mr. Celini earned a Bachelor of Science degree in Accounting and Finance from Fordham University. He is a member of the NJ Bankers Association and has held executive board roles at the MERS Corporation, Delaware Community Investment Corporation and the Bucks County Boy Scouts of America.

Michele B. Estep joined the Bank in April 2008 as Executive Vice President and Chief Administrative Officer.  Ms. Estep brings more than 20 years of experience to her position.  In this position, Ms. Estep oversees the Company’s administrative operations, including Human Resources, Training and Development, Marketing, PR and Communications.  Her roles include management of the Bank’s Human Capital initiatives - recruiting, hiring, retention and training practices and procedures, as well as the administration of benefits and payroll services.  Under her management, the marketing department is charged with developing strategies and tactics designed to support the Company’s lines of business through sales support, branding, advertising and social media.  Ms. Estep is also responsible for managing communications with all of the Company’s stakeholders, including community relations and investor relations.  Prior to joining the Company, she held successive leadership roles at KeyBank in Albany, New York.  Ms. Estep is a member of the Board of Directors of The Food Bank of South Jersey.

Bradley J. Fouss joined the Bank in 2001.  Mr. Fouss has more than 20 years of banking experience.  Currently Executive Vice President and Director of Wholesale Banking for the Company, Mr. Fouss manages all commercial banking efforts and drives key strategic initiatives to expand lines of business, including wholesale lending, deposits, cash management, and government banking.  He also leads the Bank’s growing specialty segment business lines, including Healthcare, Real Estate, Asset-Based Lending, and Syndications.  Prior to joining the Company, Mr. Fouss held commercial banking positions with Wachovia.  He also served in the New Jersey National Guard for 10 years, retiring as a captain.

John R. Allison IV joined the Bank in 2014 as Executive Vice President and Chief Operations Officer. In this role, he oversees operations across several key departments in the Bank, including bank and mortgage operations, information technology, consumer banking, small business banking, retail services and support, and Sun Financial Services. Mr. Allison has a track record of strategic execution and customer service and, as a member of the Bank's executive management team, plays a significant role in the Bank’s corporate strategy and growth initiatives.  Mr. Allison formerly led information technology at Customers Bank, where he oversaw a major company initiative to implement an advanced technology strategy and optimize that bank’s competitive advantage. He also held progressively responsible positions over 20-plus years at TD Bank/Commerce Bank, where he built a world-class technology and operations infrastructure supporting retail and commercial banking, cash management, finance, human resources, and other departments across the multi-billion-dollar organization. Mr. Allison earned an Executive Masters in Technology Management from the University of Pennsylvania and a Bachelor of Arts degree in Economics from Saint Joseph’s University. An active community volunteer, he is chief operations officer and board member of Compassionate Friends Riding Center and a member of the strategic planning development committee of Westfield Friends School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s common stock, to file reports of ownership and changes in ownership of the Company’s common stock with the Securities and Exchange Commission.  Based upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were complied with during the year ended December 31, 2013.

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

Board Leadership Structure and Role in Risk Oversight

Since the departure of Thomas X. Geisel, former President and Chief Executive Officer, effective December 2, 2013, the offices of Chairman of the Board and Chief Executive Officer are held by the same individual.  Sidney R. Brown currently serves as Chairman of the Board of Directors and Interim President and Chief Executive Officer.  However, the Board of Directors has determined that the separation of the roles of Chairman of the Board and Chief Executive Officer will enhance Board independence and oversight.  Accordingly, the Board of Directors intends to appoint a new Chief Executive Officer who will be separate from the Company’s Chairman of the Board of Directors.  The

Board of Directors believes that this separation permits the Chief Executive Officer to better focus on developing and implementing strategic and tactical initiatives, enhancing shareholder value and expanding and strengthening the Company’s franchise, while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to, and independent oversight of, management.

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

Meetings and Committees of the Board of Directors

The Company is governed by a Board of Directors and various committees of the Board, which meet regularly throughout the year.  During 2013, the Company’s Board of Directors held nine regular meetings, four special meetings, 28 regular committee meetings and 20 special committee meetings.  No incumbent directors attended fewer than 75% of the meetings of the Company’s Board of Directors and committees on which such director served during the year ended December 31, 2013.  In addition, the Bank’s Board of Directors held nine regular meetings and six special meetings during 2013.

The Executive Committee met four times during 2013.  As of the date of this Amendment, the Executive Committee consists of Directors Sidney R. Brown (Chairman), Peter Galetto, Jr., Eli Kramer, and Wilbur L. Ross, Jr.

The Compensation Committee met 13 times during 2013.  As of the date of this Amendment, the Compensation Committee consists of Directors Kramer, Coscia and Norcross.  Director Ross serves in a nonvoting observer capacity.

The Audit Committee met 11 times during 2013.  This committee currently consists of Directors Kass (Chairman), Creasey, Galetto, Kramer and Stock.  The Board of Directors has determined that Mr. Kass meets the definition of an audit committee financial expert under the regulations of the SEC.

The Nominating and Corporate Governance Committee met three times during 2013.  This committee currently consists of Directors Marino, Galetto, Kramer and Ross.

Each member of the Compensation Committee, Audit Committee and Nominating and Corporate Governance Committee is independent in accordance with the requirements of the NASDAQ Listing Rules.  Each of these committees operates under a written charter, copies of which are available on the Company’s website at www.sunnb.com.

Compensation Committee Interlocks and Insider Participation

Company directors who served as members of the Compensation Committee of the Company’s Board of Directors during the year ended December 31, 2013 were Eli Kramer (Chair), Anthony R. Coscia and Philip A. Norcross.

None of the individuals who served on the Compensation Committee during 2013 was an executive officer of another company whose board of directors has a comparable committee on which one of the Company’s executive officers serves.  In addition, during 2013, no executive officer of the Company was a member of a comparable compensation committee of a company of which any of the directors of the Company is an executive officer.

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the material elements of the Company’s compensation program for the last fiscal year applicable to the principal executive officers and principal financial officer and the other officers included in the summary compensation table (referred to as the “Named Executive Officers”) for the 2013 fiscal year.

Executive Summary: 2013 was a year of transition for Sun National Bank, which was able to make progress amid intense competition among banks, weak economic growth and the ongoing impact of regulatory changes.  The transition involved methodically reducing the level of problem loans, enhancing the management team and Board of Directors, rewriting loan policies and procedures, implementing a new enterprise risk management framework, and ongoing implementation of a new risk rating policy among other important foundational changes.   Although the Bank did not meet expectations for positive earnings this past year, we had significant reductions in problem loans and saw continued success with ongoing workout strategies.  We met goals for commercial loan production, achieved growth in our retail division and introduced new products and services for business and consumer customers.  Largely due to a rise in interest rates, we saw a material reduction in mortgage banking activity in the second half of 2013, and we right sized the platform for the resulting lower production volumes.  In furtherance of the Company’s efforts to increase risk and compliance infrastructure, the Company’s investment in professional fees ran roughly three times higher than normal for the year but are expected to moderate in 2014. The Bank remains above regulatory required minimum capital levels to be deemed well capitalized and will continue to strive to maintain prudent levels of risk.  Going into 2014, the Company will continue to focus on returning to profitability by increasing loan origination capacity, growing loan portfolio outstandings, improving operational effectiveness, continuing risk reduction efforts and reducing expenses.

The Compensation Committee continued to focus on rewarding activities which promote safe growth of long-term shareholder value and the recruitment and retention of talented executives to further execute the Company’s strategic plan.  Such actions included:

•	Granting stock options and stock awards to various newly hired members of senior management in order to align the interests of such management with the long-term interests of shareholders.

•
Under the Company’s 2010 Performance Equity Plan (the “2010 Performance Equity Plan” or “Performance Equity Plan”), the performance incentives required that the Company’s return on assets target metrics be achieved by December 31, 2013 in order for such equity awards to be earned or such awards were to be forfeited.  As of December 31, 2013, target metrics had not been achieved, which resulted in the forfeiture of all outstanding stock option awards made pursuant to the Performance Equity Plan.  Shares underlying such options were returned to plan reserves under the terms of the Performance Equity Plan.

•
The Compensation Committee reviewed its Charter and made revisions deemed appropriate to promote the effective management and oversight of the Company’s incentive compensation and risk management and general corporate governance.

•	Aligning annual cash and equity award opportunities to weighted quantitative and qualitative performance objectives that drive and reward the achievement of the Bank’s safety and soundness objectives.

•	Establishing a retention plan and granting stock awards to Executive Management (as defined below) and select senior officers.

Shareholder Advisory Votes on Compensation.  At the 2011 annual meeting of shareholders, the shareholders approved the advisory vote on the Company’s executive compensation policies and practices as disclosed in the proxy statement for the 2011 annual meeting by more than 98% of the shares voting on the matter.  In addition, the shareholders approved an advisory vote recommending that such advisory vote be taken every three years by more than 75% of the shares voting on the matter.  The Company intends to follow this advisory vote on the three year frequency of such shareholder advisory votes.  Accordingly, the 2014 Annual Meeting will include another advisory vote on the Company’s executive compensation policies and practices.

Compensation Philosophy and Objectives.  The underlying goal of the Company’s compensation program is to promote increases in long-term shareholder value by closely aligning the financial interests of the Company and its shareholders with the Named Executive Officers and other members of executive management (collectively, “Executive Management”).

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

•
Align the interests of executives with the long-term interests of shareholders by providing executives with equity award opportunities that will result in favorable long-term compensation opportunities as long-term shareholder value grows;

•
Annually, the Company establishes specific financial performance targets as well as non-financial targets such as the Bank’s level of compliance with safety and soundness regulations, credit quality and adhering to other regulatory standards that are defined by the Compensation Committee and incorporated into the budgeting and planning process.  The Company’s goal is to promote and administer a comprehensive pay-for-performance program consistent with such financial performance targets and the goals of the Bank; and

•
Monitor the incentive compensation programs applicable to Executive Management and all employees to ensure that such programs do not expose the Company to unnecessary or excessive risk and to implement policies and practices that may help manage and monitor such risk within acceptable and pre-established parameters.

The Company’s compensation program is designed to promote performance by the Named Executive Officers and the entire Executive Management group as a team.  For 2013, as set by the Compensation Committee, performance of the Named Executive Officers under the Company’s Annual Cash Incentive Plan (the “Annual Cash Incentive Plan”) was evaluated based upon weighted quantitative and qualitative goals: 60% on protecting the institution, which relates to regulatory safety and soundness and includes regulatory compliance and stabilizing asset quality, 20% weighted on net income, and 20% on strategic initiatives.  Each year the Compensation Committee reviews the weightings and goals of this plan to ensure alignment with the Company’s goals.  Protecting the institution is the primary goal under the Annual Cash Incentive Plan and all measures related to achieving and maintaining regulatory safety and soundness must be achieved in order for the plan to be funded.

The Company strives to provide each Named Executive Officer with a total compensation opportunity that the Compensation Committee deems to be market competitive with comparably-sized community banks, both nationally and regionally, assuming the Company’s performance metrics are at budgeted, targeted levels.  The Company believes that this market positioning is appropriate to attract and retain top-caliber talent in a highly competitive labor market for executive staff.

The Company maintains programs to create short-term and longer-term incentive compensation opportunities for its Executive Management.  In recognition of the need to retain key employees, the Company has a stock-based incentive plan, pursuant to which stock options and stock awards are made to Named Executive Officers and other members of the Executive Management team, consistent with the Company’s long-term compensation goals.  Stock awards were made to Named Executive Officers in 2013.  Generally, such equity awards become earned and non-forfeitable over a two, four or five year period in order to serve as a retention tool in addition to a compensation incentive.

Role of the Compensation Committee.  The Compensation Committee’s primary responsibilities are to assist the Board of Directors in discharging its responsibilities relating to compensation of the Company’s Executive Management and to ensure that the compensation plans of the Company do not promote unnecessary or excessive risk.  The Committee determines policies and decisions relative to salary, annual cash incentives, long-term equity-based incentives and other compensation programs for Executive Management, while taking into account appropriate risk management.  The Chief Executive Officer’s compensation is evaluated by the Compensation Committee and approved by the Board of Directors.

The Compensation Committee has periodically engaged compensation consultants and advisors to provide advice on both director and executive compensation issues and has the authority to retain advisors as needed.  During 2013, the Compensation Committee received guidance from Pearl Meyer & Partners regarding compensation paid to a President and CEO of financial institutions with assets of between $2 billion and $10 billion.

Disclosure of Role of Compensation Consultants and potential conflicts of interest assessment.  During 2013, the Compensation Committee received guidance from Pearl Meyer & Partners regarding the appropriate level and structure of compensation paid to a President and CEO.  Prior to engaging this consultant, the Compensation Committee considered the independence of Pearl Meyer & Partners in light of NASDAQ listing standards related to the Compensation Committee. The Compensation Committee also requested and received a letter from Pearl Meyer & Partners addressing the consulting firm’s independence, including the following factors:  (1) other services provided to us by the consultant; (2) fees paid by us as a percentage of the consulting firm’s total revenue; (3) policies or procedures maintained by the consulting firm that are designed to prevent a conflict of interest; (4) any business or personal relationships between the individual consultants involved in the engagement and a member of the Compensation Committee; (5) any Company stock owned by the individual consultants involved in the engagement; and (6) any business or personal relationships between our executive officers and the consulting firm or the individual consultants involved in the engagement. The Compensation Committee discussed these considerations and concluded that the work of the consultant did not raise any conflict of interest.

            Role of Executives in Compensation Committee Deliberations.  The Compensation Committee maintains a dialogue with the Company’s Chairman, or his designee, to assist in analyzing existing compensation programs and studying proposed compensation program changes.   During 2013, Mr. Sidney Brown served as the Chairman’s designee until such time that he was seated as the Company’s Chairman, at which time he continued to serve in such role as Chairman. In December, Mr. Brown also began serving as Interim President and Chief Executive Officer.  Mr. Brown has provided guidance to the Compensation Committee regarding Executive Management performance evaluation, bonus plan recommendations, and other executive compensation matters.  As appropriate, the Committee requests the presence of the Company’s Chairman or his designee and/or its President and Chief Executive Officer at Committee meetings to discuss executive compensation matters and to evaluate Company and individual performance.  Occasionally, other executives may be requested to attend a Committee meeting to provide pertinent financial, tax, accounting, peer data or operational information.  Executives in attendance may provide their insights and suggestions, but only independent Compensation Committee members may vote on decisions regarding executive compensation.

The Compensation Committee discusses the compensation of the Company’s President and CEO, or person acting in this role, directly with him, but final deliberations and all votes regarding his or her compensation are made in executive session, without the President and Chief Executive Officer, or person acting in this role, being present.  The Compensation Committee also determines the compensation for the other Named Executive Officers, based on the President and Chief Executive Officer’s recommendations and input from outside advisors and counsel when deemed necessary or appropriate.  The Named Executive Officers as of December 31, 2013 are: Sidney R. Brown, Chairman of the Board of Directors, Interim President and Chief Executive Officer, Thomas R. Brugger, Executive Vice President and Chief Financial Officer, Alberino J. Celini, Executive Vice President and Chief Risk Officer, Michele B. Estep, Executive Vice President and Chief Administrative Officer, Bradley J. Fouss, Executive Vice President, Wholesale Banking, and Thomas X. Geisel, former President and Chief Executive Officer.

Compensation Framework.  In developing and administering the Company’s executive compensation policies and programs, the Compensation Committee considers the following three aspects of the Compensation program:

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

Pay Components.  The Company’s executive compensation program includes the components listed below:

•
Salary - a fixed base salary generally set at competitive levels that reflect each executive’s position, individual performance, experience, and expertise.  Such base salary levels are reviewed annually by the Compensation Committee;

•
Annual Cash Incentive Plan - a bonus pay program that varies based on individual, team and Company performance against annual business objectives; the Company communicates the associated performance metrics, goals, and bonus award opportunities to Executive Management as early in the fiscal year as is practical using the evaluation factors previously referenced. Final bonus determinations are made following the end of each fiscal year based upon a review of the stated performance metrics and bonus opportunities as well as the discretionary considerations of the Compensation Committee;

•
Long-Term Incentives - equity-based awards with the compensation values driven by the long-term market performance of the Company’s stock price in order to align Executive Management pay with long-term shareholder interests;

•
Management Agreements - These agreements detail the rights and obligations of the employer and Executive Management in the event of termination of employment following a change in control transaction or other involuntary termination of employment; and

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

The President and Chief Executive Officer, the other Named Executive Officers and members of the Bank’s Executive Management had forgone any pay increases in fiscal 2013 until the Company is restored to profitability.

Employment Arrangements

Sidney R. Brown.  Mr. Brown was appointed as interim President and Chief Executive Officer of the Company and the Bank, effective December 2, 2013, subject to regulatory approval or non-objection, which approval or non-objection was received on November 27, 2013 by the Office of the Comptroller of the Currency and on December 19, 2013 from the Board of Governors of the Federal Reserve System.  He is also the Chairman of the Boards of Directors of the Company and the Bank.  He receives a retainer of $225,000 annually as Chairman of the Boards of the Company and the Bank (of which a minimum of 15% is paid in stock) and an additional $325,000 per annum in stock as incremental compensation for serving as interim President and Chief Executive Officer, which represents the difference between the compensation he receives as Chairman of the Boards of Directors and the annual rate of base compensation previously paid to Thomas X. Geisel, the former President and Chief Executive Officer of the Company and the Bank.  The incremental compensation is paid in restricted shares of common stock of the Company.  One-half of the restricted shares will vest on December 31, 2014, with the remaining half to vest on December 31, 2015. Mr. Brown has no written employment agreement or management severance agreement with the Company or the Bank.

Thomas R. Brugger.  Mr. Brugger became Chief Financial Officer of the Company and the Bank in the fourth quarter 2012.  The terms of Mr. Brugger’s employment arrangement are set forth in a letter agreement, dated October 23, 2012, which is contained as an exhibit to a Form 8-K, filed November 9, 2012.  His annual base salary was $325,000 in fiscal 2013 and he received a sign-on bonus of $50,000 to offset relocation expenses, approximately 30 days after commencing employment.  Mr. Brugger also received two additional deferred sign-on payments each in the amount of $50,000, which were paid in March 2013 and December 2013, respectively. Under the terms of his offer letter, Mr. Brugger was granted options to purchase 20,000 shares of the Company’s common stock in November 2012.  He also received 5,698 shares of restricted stock in July 2013.  Mr. Brugger is eligible to participate in the various bonus, benefit, retirement and welfare plans and programs available to Executive Management.  Mr. Brugger is also a party to a management severance agreement providing the potential for him to receive certain severance benefits. See “Change in Control Severance Arrangements.”

Michele B. Estep.   Ms. Estep had an annual base salary of $250,000 in fiscal 2013.  Ms. Estep is eligible to participate in the various bonus, benefit, retirement and welfare plans and programs available to Executive Management.  Ms. Estep is also a party to an agreement providing the potential for her to receive certain severance benefits. See “Change in Control Severance Arrangements.”  Ms. Estep has no other written employment agreement with the Company or the Bank.

Bradley J. Fouss. Mr. Fouss had an annual base salary of $280,000 in fiscal 2013.  Mr. Fouss is eligible to participate in the various bonus, benefit, retirement and welfare plans and programs available to Executive Management.   Mr. Fouss is also a party to a management severance agreement providing the potential for him to receive certain severance benefits. See “Change in Control Severance Arrangements.”  Mr. Fouss has no other written employment agreement with the Company or the Bank.

 Alberino Celini. Mr. Celini had an annual base salary of $290,000 in fiscal 2013.  He received a sign-on bonus of $25,000 to offset relocation expenses, approximately 30 days after commencing employment.  Mr. Celini also received two additional deferred sign-on payments each in the amount of $25,000, which were paid in March 2013 and December 2013, respectively. Under the terms of his offer letter, Mr. Celini was granted options to purchase 15,000 shares of the Company’s common stock in December 2012.  He also received 5,698 shares of restricted stock in July 2013.  Mr. Celini is eligible to participate in the various bonus, benefit, retirement and welfare plans and programs available to Executive Management.   Mr. Celini’s management severance agreement provides the potential for him to receive certain severance benefits and is currently pending regulatory approval. See discussion below under “Management Agreements” and “Change in Control Severance Arrangements.”  Mr. Celini has no other written employment agreement with the Company or the Bank.

Thomas X. Geisel.  Mr. Geisel, former President and CEO, whose employment was terminated, effective December 2, 2013, was paid an annual base salary of $550,000 in fiscal 2013.  He also had the potential to receive grants of options to purchase shares of the Company’s common stock and shares of restricted stock under his employment agreement with the Company (the “Geisel Employment Agreement”).  A copy of the Geisel Employment Agreement, dated July 19, 2009, is contained as an exhibit to a Form 8-K, filed July 22, 2009.  Mr. Geisel was also eligible to participate in the various bonus, benefit, retirement and welfare plans and programs available to Executive Management.

Change in Control Severance Arrangements

As of December 31, 2013, the Company and or the Bank had in place management/change in control severance agreements (each a “Management Agreement,” collectively, the “Management Agreements”) with certain of the Named Executive Officers.  These arrangements are intended to provide the Named Executive Officers with severance benefits in the event of a termination of employment following a change in control transaction.  All Change in Control Severance Arrangements are subject to regulatory approval.

Mr. Brugger is a party to a one year Management Agreement with the Bank, which provides for a severance payment equal to one times the sum of his annual base salary in the event of the involuntary termination of Mr. Brugger’s employment following a change in control of the Bank.  Mr. Brugger’s agreement also provides for a severance payment upon involuntary termination unrelated to a change in control transaction equal to 18 weeks of base pay during the first two years of employment, 32 weeks of base pay after two years of employment, and one year of base pay after completion of five years of employment.

Ms. Estep and Mr. Fouss are also each a party to a Management Agreement with the Bank.  Their Management Agreements provide for severance in the amount of 1.5 times the taxable compensation paid in the most recently completed calendar year.  Ms. Estep’s agreement also provides for 18 months benefit coverage at the Bank’s expense in the event of termination of employment independent of a change in control.  Ms. Estep and Mr. Fouss would be eligible for severance independent of a change in control under the Bank’s existing severance policy equal to 52 weeks of current base salary with benefit continuation during the severance period.

Mr. Celini is eligible for a one year Management Agreement with the Bank, which provides for a severance payment equal to one times the sum of his annual base salary in the event of the involuntary termination of Mr. Celini’s employment following a change in control of the Bank.  This agreement is pending regulatory approval.  Mr. Celini’s agreement will also provide for a severance payment upon involuntary termination unrelated to a change in control transaction equal to 18 weeks of base pay during the first two years of employment, 32 weeks of base pay after two years of employment, and one year of base pay after completion of five years of employment.

There was an employment agreement in place between Mr. Geisel and the Company while Mr. Geisel served as President and Chief Executive Officer in 2013.  The Geisel Employment Agreement contained provisions providing for, among other things, a severance payment of 2.999 times his average prior five years’ W-2 earnings in the event of termination of employment following a change of control transaction.  In the event that Mr. Geisel’s employment had been terminated by the Company for reasons other than in conjunction with or within 24 months following a “Change in Control,” for “Just Cause,” death or “Disability” (as those terms are defined in the Geisel Employment Agreement), a severance payment is provided for under the Geisel Employment Agreement (without regard to the number of months remaining on the term of the Agreement) equal to 24 multiplied by the sum of: (i)  the average of his monthly base salary in effect for the 36-month period immediately prior to his termination; and (ii)  the monthly average of any cash bonuses received under Company’s Annual Cash Incentive Plan and any other cash bonuses he received during the previous 36 month period. Further, for a period of 20 months following termination of employment or 18 months following termination of employment after a Change in Control event, Mr. Geisel is subject to non-competition limitations related to employment with a financial institution engaged in the business of offering retail customer and commercial deposit and/or loan products whereby Mr. Geisel would have a work location within 25 miles of any office of the Company or any subsidiary existing as of the date of such termination of employment; provided, however, Mr. Geisel may request a waiver from the Company with respect to the non-compete limitations on a case by case basis at any time in order to permit him to engage in investment banking or private equity investment activities, and the Company agrees that it will review such request. As of the date of this Amendment, no severance payments have been made to Mr. Geisel in connection with his termination of employment with the Company or the Bank.

All of the Named Executive Officers may continue medical and dental coverage for a period of up to eighteen months following termination of employment at the executive’s expense in accordance with COBRA.   The potential severance benefits to each Named Executive Officer are all conditioned upon the executive complying with certain post-termination limitations on his or her business activities in competition with the Company following such termination of employment and receipt of prior regulatory approval.

Annual Cash Incentive Plan

The Company uses annual discretionary cash incentives to focus management’s attention on current strategic priorities and to drive achievement of short-term corporate objectives.  This program, referred to as the Annual Cash Incentive Plan, may provide annual cash incentive compensation for the Named Executive Officers and other Company employees.  For the 2013 fiscal year, the Annual Cash

 Incentive Plan pool was funded for the 60% component protecting the Institution due to the progress made improving asset quality through reducing the Bank’s level of problem loans and with regard to regulatory matters.  The net income component (20%) and the strategic initiatives component (20%) did not fund and the Named Executive Officers did not receive payment for these portions of the plan.  In aggregate, the Named Executive Officers received $180,000 in cash payments under this plan in 2014.  Awards were discretionary based on the Named Executive Officers individual performance.

For the 2013 fiscal year, the Compensation Committee established performance goals for the Named Executive Officers under the Annual Cash Incentive Plan.  The performance goals for 2013 included weighted quantitative and qualitative goals:  60% on protecting the institution, which relates to regulatory safety and soundness and includes regulatory compliance and stabilizing asset quality, 20% weighted on net income, and 20% on strategic initiatives.  Although a projected bonus pool is established annually based on these factors, protecting the institution is the primary goal under the Annual Cash Incentive Plan and all measures related to achieving and maintaining regulatory safety and soundness must be achieved in order for the plan to be funded.  Awards actually paid from the bonus pool are not formulaic and are determined and paid within the discretion of the Compensation Committee.  The Interim President and Chief Executive Officer makes recommendations to the Compensation Committee regarding such awards to the Named Executive Officers and other members of Executive Management based on performance.

The Annual Cash Incentive Plan program for Mr. Geisel, former President and Chief Executive Officer, was detailed in the Geisel Employment Agreement.  Such program provided for a payment of a cash bonus calculated as a percentage of his base salary, which was dependent upon the Company’s attainment of annually agreed upon financial targets.  For example, upon attainment of 100% of the Company’s agreed upon financial targets, his bonus would have been  70% of base salary; attainment of 110% of the approved financial targets would have resulted in a bonus of 100% of base salary; attainment of 105% of the approved financial targets would have resulted in a bonus of 80% of base salary; attainment of 95% of the approved financial targets would have resulted in a bonus of 65% of salary; attainment of 90% of the approved financial targets would have resulted in a bonus of 60% of salary.  Attainment of Company performance below 90% of the approved financial targets would result in a bonus payment determined within the discretion of the Compensation Committee; attainment of Company performance above 110% of the approved financial targets would result in an additional bonus payment (in addition to a bonus of 100% of base salary) determined within the discretion of the Compensation Committee.  As with the other Named Executive Officers and Executive Management, the Compensation Committee historically considered additional metrics with respect to Mr. Geisel, including core earnings, consistency of maintaining regulatory compliance, stabilizing/managing the troubled loan portfolio, raising capital as appropriate, and maintaining required regulatory capital levels and the overall organizational improvement year over year when determining Mr. Geisel’s discretionary cash payment.  However, Mr. Geisel’s employment was terminated prior to December 31, 2013.  Accordingly, Mr. Geisel was not eligible to receive a bonus payment pursuant to this plan.  Despite the language in the contract, Mr. Geisel’s incentive compensation was historically awarded based on both qualitative and quantitative measures as assessed by the Compensation Committee in a performance review.

 The Committee, in evaluating the Company’s performance against primary performance objectives, approved discretionary cash awards to Named Executive Officers for the 2013 performance year.  It was the Committee’s assessment that significant progress had been achieved in factors related to protection of the institution including credit quality and regulatory compliance, and therefore approved allocation of incentive funding for partial achievement of defined goals.  The net income and strategic initiatives components were not met and the Committee did not allocate incentive funding for those portions.  While the Bank must continue to work to resolve outstanding regulatory matters, the Committee felt it appropriate to reward the positive efforts during 2013.  In March 2014, for the 2013 performance year Mr. Brugger received a cash bonus of $65,000, Mr. Celini received $35,000, Ms. Estep received $40,000, and Mr. Fouss received $40,000.

Long-Term Incentives

The Company believes that equity ownership by the Named Executive Officers and Directors aligns executive and director interests with those of its shareholders.  In 2004, the Company adopted the 2004 Stock-Based Incentive Plan.  This omnibus stock plan, as last amended in 2010, provides for granting of up to 4,900,000 shares of common stock in the form of incentive stock options, non-qualified stock options and full-value stock awards; provided that the number of shares which may be awarded as full-value stock awards shall not exceed 1,400,000 shares.  The plan further permits the vesting of stock awards based upon achievement of Company performance measures as well as continued service.   The Company has used stock options and full-value shares of Company stock as the primary vehicle for long-term incentive compensation for management and Directors.   Typically, such awards will vest over a two, four or five year period as determined by the Compensation Committee at the time of such award.

In fiscal 2013, the Compensation Committee approved the award of restricted stock to retain key members of Executive Management and other senior officers of the Bank.  In January 2013, the Compensation Committee approved two retention restricted stock awards for Mr. Geisel.  The first award had a value of $893,750, with a vesting schedule of 10% two years from the effective date of the award, 20% three years from such date, 30% four years from such date, and 40% five years from such date.  The second award to Mr. Geisel had a value of $300,000, with five year cliff vesting.  In July 2013, restricted stock awards were also made to Thomas R. Brugger, Michele B. Estep and Bradley J. Fouss, valued at $20,000, $50,000 and $60,000, respectively.  One-half of the restricted shares awarded to each such Named Executive Officer will vest one year from the date of grant, with the remaining half to vest two years from the date of grant.

The Committee, in evaluating the Company’s performance against primary performance objectives, did not approve performance-based stock or stock option awards to Named Executive Officers and other members of Executive Management for the 2013 performance year.

In 2010, the shareholders approved the Performance Equity Plan permitting the award of up to 2,700,000 shares of Company stock.  Awards under the plan were made in the form of stock options to purchase Company stock at an exercise price equal to 110% of the fair market value of such Company stock on the date of grant of such award.  A portion of such options was to become earned and first exercisable upon the Company’s attainment of specified performance metrics by December 31, 2013.  The initial portion of any award made under the Performance Equity Plan would have become earned and exercisable upon the Company’s achievement of a minimum target return on average assets (“ROA”) of at least 0.80% or a peer group ranking of at least the median of such peer group based upon the ROA of the peer group companies.  The remainder would have become earned and exercisable upon the Company’s achievement of an ROA equaling or exceeding 1.05% and a peer group ranking in the 75th percentile based upon the ROA of the peer group companies.  As of December 31, 2013, such target metrics had not been achieved, which resulted in the forfeiture of all outstanding stock option awards previously granted pursuant to the Performance Equity Plan.  Shares underlying such options were returned to plan reserves under the terms of the Performance Equity Plan.

The Compensation Committee does not have a specific policy or practice related to the timing of equity awards other than it reviews the opportunity to make such awards from time to time during the year based upon a variety of factors, including recruitment, retention and promotion opportunities that might arise during the year and achievement of the annual performance goals and operating results of the Company throughout the year.  Stock options that are awarded have an exercise price equal to no less than the fair market value of such Company stock on the date of such award grant, and option awards are not subject to re-pricing.  Although the Company encourages its Executive Management and directors to maintain investments in Company stock, the Company does not have any specific equity ownership requirements or guidelines.  The Company does not have any policy regarding members of Executive

Management or Directors hedging the economic risks of equity ownership of Company stock, and the Company does not participate in any programs to facilitate this practice.

Other Compensation

The Named Executive Officers (except Mr. Sidney Brown) participate in the Company’s broad-based employee benefit plans, such as medical, dental and supplemental disability insurance programs and the 401(k) plan with a Company matching contribution. Mr. Geisel received an allowance for Country Club Memberships in 2013 and a monthly automobile allowance.   Mr. Celini, Ms. Estep and Mr. Fouss were provided with use of a company owned vehicle in 2013.  Mr. Brugger was provided with a company vehicle from January through November.  The Company maintains an executive long-term supplemental disability pay policy for its senior management providing compensation to such individuals in the event of disability for a period of up to one year following a determination of such long-term disability. Such policy will pay the affected senior officer an amount equal to such individual’s monthly salary less the amount of such disability benefits paid by the State and/or received from the basic long-term disability plan for a period of up to one year. Each Named Executive Officer was eligible to participate in the Company’s employee term life insurance program during the 2013 fiscal year (with such death benefit equal to two times current annual base salary, up to a maximum death benefit of $400,000).

Summary of Pay Components

The Company uses the pay components discussed above in an effort to balance various objectives.  The Company seeks to balance short-term and longer-term performance targets, so annual incentives are combined with long-term incentives.  The compensation framework seeks to balance the executives’ need for current cash, economic security, and funds to cover taxes due on long-term incentives through salary and annual cash incentives, with the need for alignment of executives’ long-term interests with those of shareholders through vehicles such as equity grants.  These components provide some measure of security with competitive base salaries and overall employee benefit programs, while motivating executives to focus on the strategic goals that will produce outstanding Company financial performance, increases in long-term shareholder value and long-term wealth creation for the executives.

Pay Level.  Pay levels for executives are determined based on a number of factors, including the desire to maintain a team-based management culture, the individual’s roles and responsibilities within the Company, the individual’s experience and expertise, the pay levels for other members of the management team within the Company, pay levels in the marketplace for similar positions, individual performance and Company operating results.  The Compensation Committee is responsible for approving pay levels for the Named Executive Officers.  The CEO, other Named Executive Officers and members of the Bank’s Management Committee did not receive any increases in salary in 2013.

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

One of the primary data sources used in setting competitive market levels for Named Executive Officers’ pay is the information publicly disclosed by other comparable community banks.  These comparable companies are reviewed periodically and may change from time to time. These companies, which have been carefully reviewed and considered by the Board of Directors and the Compensation Committee, include community banks of similar size and business strategy both nationally and those located in the New York, New Jersey, Pennsylvania, Delaware and Maryland region.  Additionally, recognized third party published surveys are purchased for use in evaluating competitive compensation.  During 2013, the Bank utilized the following surveys: McLagan Partners Regional and Community Banks Survey, McLagan Commercial-Middle Market Lending, Towers Watson Financial Services Executive, Mercer Financial Services Suite, New Jersey Business & Industry Association, Pearl Meyer National Banking Compensation Survey, American Banker Association Compensation & Benefits Survey, CompAnalyst by Kenexa and the Crowe Horwath-New Jersey Bankers.   The Compensation Committee reviews such data collected in order to determine market competitive levels of compensation as well as reviewing internal pay levels within the Executive Management group.  The Compensation Committee makes decisions regarding each individual executive’s target total compensation opportunity with consideration of the goal of motivating and retaining an experienced and effective management team.  There is no formulaic approach between the market data reviewed each year, year-to-year changes in the market data, and the compensation decisions made by the Compensation Committee.  Comparative data is reviewed for all Named Executive Officers with regard to base salary, cash bonus, long-term incentives, and total compensation.  Generally, the Company targets salaries at the 50th percentile of peer group base salary data.  The 50th percentile is also targeted for cash bonus, long term incentives, and total compensation.  Notwithstanding the Company’s overall pay positioning objectives, pay opportunities for specific individuals may vary materially based on a number of factors such as scope of duties, tenure, institutional knowledge and/or difficulty in recruiting a new executive with necessary skill levels and experience.  Actual total compensation in a given year will vary above or below the target compensation levels based primarily on the attainment of operating goals and the creation of shareholder value.  In some instances, the amount and structure of compensation is also a result of arm’s-length negotiations with executives, which reflect an increasingly competitive market for quality and proven managerial talent.

The Compensation Committee reviews the total compensation paid to the CEO and Executive Management in comparison to 22 other peer group companies.  These peer group companies are: Cape Bancorp; Center Bancorp; Community Bank System, Inc.; Financial Institutions Inc.; First Commonwealth Financial; Hudson Valley Holding Corp; Lakeland Bancorp, Inc.; Metro Bancorp, Inc.; NBT Bancorp, Inc.; National Penn Bancshares Inc; Peapack Gladstone Financial Corp; Provident New York Bancorp; S&T Bancorp, Inc.; Sandy Spring Bancorp, Inc.; Sterling Bancorp-NY; Tompkins Financial Corp; Univest Corp of Pennsylvania; Beneficial Mutual Bancorp; FNB Corp/FL; Oceansfirst Financial Corp; Susquehanna Bancshares Inc; and WSFS Financial Corp.  Additionally, for general research and consistency validation, data from a larger mix of regional banks with assets between $3 billion and $5 billion is sometimes included as a point of reference.   Similar analysis is also undertaken for the other Named Executive Officers using these peer group companies.

Relationship of Executive Compensation to Performance.  The Compensation Committee believes that in order for the Company to be successful in its efforts to increase and maintain long-term shareholder value and increase the Company’s operating efficiencies, it is important to focus compensation programs for Executive Management, and particularly the Named Executive Officers, to be dependent upon the principles of pay-for-performance.   Mr. Geisel’s compensation program was strongly focused on providing increased incentives, including cash, stock and stock option awards, based upon attainment of financial performance measures. Similar incentives were implemented for the other Named Executive Officers and other members of the Executive Management team.  The Company has never been required to restate performance measures upon which performance-based compensation is determined.  The Company does not have a policy regarding recovery of performance-based compensation awards in the event of such financial restatements or recalculations of goals; provided, however, the Geisel Employment Agreement included a provision for the forfeiture of previously awarded bonus and incentive compensation (upon demand by the Compensation Committee) in the event that such payments were based on either (i) materially inaccurate financial statements or any other materially inaccurate performance metric criteria or (ii) financial statements or performance metrics that are subsequently restated or revised.  A similar provision for forfeiture of performance based compensation has been included in equity award agreements for the other Named Executive Officers, and members of the Bank’s Executive Management beginning in 2012.  During 2013, the Compensation Committee has reviewed the Company’s incentive compensation programs with the Company’s senior risk officers and has made reasonable efforts to ensure that the Company’s incentive compensation programs do not encourage the Named Executive Officers to take unnecessary and excessive risks that threaten the value of the financial institution.

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

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), places an annual limit on the tax deduction for certain compensation paid in excess of $1 million to the Chief Executive Officer and the three most highly compensated executive officers of a corporation.  All of the compensation the Company paid in 2013 to the Named Executive Officers is expected to be deductible under Section 162(m) of the Internal Revenue Code.  Whether all elements of compensation paid by the Company in future years will be fully deductible is dependent upon many factors as required by Section 162(m) of the Internal Revenue Code and applicable regulations.  Such factors include the aggregate level of taxable income received by an executive in each year, the structure of various compensation plans, the manner in which incentive compensation goals are established and a determination of satisfaction of those goals, and the relationship between the Company and the directors serving on the committee determining the performance goals related to incentive compensation and the satisfaction of such performance goals.  The Compensation Committee retains the flexibility to pay both compensation that will be fully deductible and compensation that may not be deductible in structuring the Company’s compensation programs in its actions to promote the best interests of the Company and its shareholders.

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

COMPENSATION COMMITTEE REPORT

Pursuant to SEC regulations, this Compensation Committee Report shall not be deemed incorporated by reference by general statement incorporating by reference this Amendment into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and otherwise shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission subject to Regulation 14A or 14C of the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Committee:  Eli Kramer, Committee Chairman, Anthony R. Coscia and Philip A. Norcross.

COMPENSATION RISK ASSESSMENT

During the 2013 fiscal year, Executive Management conducted an updated compensation risk assessment which was presented to and reviewed by the Compensation Committee.  This compensation risk assessment concluded the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

EXECUTIVE COMPENSATION

Summary Compensation Table.  The following table sets forth the cash and non-cash compensation awarded to or earned during the last three completed fiscal years by our principal executive officers, principal financial officer and the three other most highly compensated executive officers whose total compensation during the fiscal year ended December 31, 2013 exceeded $100,000 for services rendered in all capacities to the Company and the Bank.

	Year	Salary	Bonus(1)	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total

Sidney R. Brown	2013	$-	$-	$27,083	$-	$-	$27,083
Chairman, Interim	2012	178,200	-	-	-	-	178,200
President and CEO	2011	178,200	-	-	-	-	178,200

Thomas X. Geisel(5)	2013	$537,176	$-	$1,193,750	$-	$49,956	$1,793,706
Former President and	2012	550,000	-	55,000	44,001	47,438	696,439
CEO	2011	550,000	110,000	-	-	48,981	708,981

Thomas R. Brugger(6)	2013	$325,000	$165,000	$20,000	$-	$9,465	$519,465
Executive Vice President	2012	36,250	50,000	-	31,710	1,198	119,158
and Chief Financial
Officer

Michele B. Estep	2013	$250,000	$40,000	$50,000	$-	$13,729	$353,729
Executive Vice President	2012	250,000	-	277,737	14,513	13,564	555,814
and Chief Administrative	2011	246,923	40,000	-	40,024	13,316	340,263
Officer

Bradley J. Fouss	2013	$280,000	$40,000	$60,000	$-	$5,833	$385,833
Executive Vice President	2012	280,000	-	337,237	14,513	6,064	640,016
and Director of Wholesale	2011	258,462	40,000	-	15,009	8,266	321,737
Banking

Alberino J. Celini(7)	2013	$290,000	$110,000	$20,000	$-	$7,764	$427,764
Executive Vice President	2012	11,123	-	-	26,517	-	37,640
and Chief Risk Officer
_________________
(1)
The following discretionary cash bonuses earned by executive management in 2013 and were paid in 2014: Mr. Brugger - $65,000; Ms. Estep - $40,000; Mr. Fouss - $40,000; and Mr. Celini - $35,000  No discretionary cash bonuses were earned by Executive Management in 2012.  Discretionary cash bonuses earned by executive management in 2010 and paid in 2011: Mr. Geisel - $50,000; Ms. Estep - $30,000; and Mr. Fouss - $30,000.  As part of his offer agreement, Mr. Brugger received a $50,000 signing bonus in 2012.  Discretionary cash bonuses earned by executive management in 2011 and paid in

2012: Mr. Geisel - $110,000; Ms. Estep - $40,000; and Mr. Fouss - $40,000. In 2013, Mr. Brugger and Mr. Celini received deferred sign-on bonus payments in accordance with their offer agreements of $100,000 and $75,000, respectively.

(2)
The amount represents the aggregate fair value of the restricted stock units on the date of grant calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, Compensation – Stock Compensation (“FASB ASC 718”).   See Note 2 of our Notes to Consolidated Financial Statements included in Exhibit 13 hereto for the assumptions used in calculating the grant date fair value.

(3)
The amount shown represents the aggregate fair value of the options on the date of grant, calculated in accordance with FASB ASC 718.  See Note 2 of our Notes to Consolidated Financial Statements included in Exhibit 13 hereto for the assumptions used in calculating the grant date fair value. On November 15, 2012, Mr. Brugger was awarded stock options under the 2010 Performance Equity Plan.  As of December 31, 2013, these options were forfeited as the performance conditions of this grant were not met.

(4)
The components of all other compensation in 2013 for Mr. Geisel are an automobile allowance and related expenses of $28,560, country club membership, including deposits, of $11,236 and employer contributions under the 401(k) plan of $10,160.  The components of all other compensation in 2013 for Mr. Brugger are personal use auto expenses of $8,385 and a cell phone allowance of $1,080.   The components of all other compensation in 2013 for Ms. Estep are personal use auto expenses of $5,241, employer contributions under the 401(k) plan of $7,528 and a cell phone allowance of $960.  The components of all other compensation in 2013 for Mr. Fouss are personal use auto expenses of $1,533, employer contributions under the 401(k) plan of $3,580 and a cell phone allowance of $720.  In 2013, the components of all other compensation for Mr. Celini are personal use auto expenses of $7,764.

(5)	Mr. Geisel was no longer an employee of the Company as of December 3, 2013.
(6)	Mr. Brugger was hired as Executive Vice President and Chief Financial Officer effective November 9, 2012. His 2012 annual base salary of $325,000 is pro-rated based on his hire date.
(7)	Mr. Celini was hired as Executive Vice President and Chief Risk Officer effective December 18, 2012. His 2012 annual base salary of $290,000 is pro-rated based on his hire date.

Stock Option Plans.  The Company’s stock option plans include the 2002 Stock Option Plan, the 2004 Stock-Based Incentive Plan the 2010 Stock-Based Incentive Plan and the 2010 Performance Equity Plan.  Each of these plans has been approved by the Company’s shareholders.

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

Under the Company’s 2010 Performance Equity Plan, the performance incentives required that the Company’s return on assets target metrics be achieved by December 31, 2013 in order for such equity awards to be earned or such awards were to be forfeited.  As of December 31, 2013, target metrics had not been achieved under the 2010 Performance Equity Plan, which resulted in the forfeiture of all outstanding stock option awards made pursuant to the Plan. Shares underlying such options were returned to plan reserves under the terms of the 2010 Performance Equity Plan.

Grant of Plan Based Awards. The following table sets forth information concerning the stock options and stock awards granted to the named officers during 2013.

		Estimated Future Payments Under Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Restricted Stock		All Other Options Awards: Number of Securities Underlying Options	Exercise Date	Grant Date Fair Value (2)

Sidney R. Brown	12/31/13	-	-	7,694	(3)	-	-	$27,083
Thomas X. Geisel	01/29/13	-	-	335,323	(4)	-	-	$1,193,750
Thomas R. Brugger	07/18/13	-	-	5,698	(5)	-	-	$20,000
Michele B. Estep	07/18/13	-	-	14,245	(5)	-	-	$50,000
Bradley J. Fouss	07/18/13	-	-	17,094	(5)	-	-	$60,000
Alberino J. Celini	07/18/13	-	-	5,698	(5)	-	-	$20,000
______________
(1)	Such option awards are based upon performance conditions referenced at “Compensation Discussion and Analysis — Long Term Incentives” at page 19.

(2)
The grant date fair value is calculated in accordance with FASB ASC 718. See Note 2 to the Company’s 2013 Audited Financial Statements included in Exhibit 13 hereto for additional discussion on valuation methodology. Excludes for equity awards subject to performance conditions, the grant date fair value based upon the probable outcome of such awards determined at the date of award.

(3)	These restricted stock units vest at the rate of 50% on December 31, 2014 and 2015.
(4)	These restricted stock units expired as of December 3, 2013 as Mr. Geisel was no longer employed by the Company as of that date.
(5)	These stock options vest at a rate of 50% on the first anniversary of the date of grant and 50% on the second anniversary.

Outstanding Equity Awards at Fiscal Year-End.  The following table sets forth information concerning the stock options and restricted stock units held by the named officers as of December 31, 2013.

Name	Number of Securities Underlying Unexercised Options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1)	Option Exercise Price	Option Expiration Date	Number of Unvested Restricted Stock Units		Market Value Unvested Stock Awards ($)(8)
	Exercisable	Unexercisable

Sidney R. Brown	14,781	-		-	15.33	05/08/2016	-		-
	97,350	-		-	10.76	01/22/2018	-		-
	27,917	-		-	4.75	05/20/2020	-		-
	19,120	-		-	5.23	05/20/2015	-		-
	113,600	-		-	5.10	09/24/2020	-		-
	-	-		-	-	-	7,694	(2)	27,083
	-	-		-	-	-	8,544	(2)	30,075
	-	-		-	-	-	7,783	(2)	27,396
	-	-		-	-	-	8,061	(2)	28,375
Thomas X. Geisel(9)	-	-		-	-	-	-		-
Thomas R. Brugger	-	20,000	(3)	-	3.03	11/15/2022	-		-
	-	-		-	-	-	5,698	(4)	20,057
Michele B. Estep	5,512	-		-	11.94	03/31/2018	-		-
	30,000	-		-	3.54	12/17/2019	-		-
	8,000	12,000	(5)	-	4.32	03/01/2021	-		-
	1,907	7,628	(5)	-	2.85	03/01/2022	-		-
	-	-		-	-	-	86,634	(6)	304,952
	-	-		-	-	-	14,245	(4)	50,142
Bradley J. Fouss	4,861	-		-	17.49	08/01/2015	-		-
	6,366	-		-	16.10	04/02/2017	-		-
	3,800	5,700	(5)	-	3.74	03/12/2020	-		-
	3,000	4,500	(5)	-	4.32	03/01/2021	-		-
	1,907	7,628	(5)	-	2.85	03/01/2022
	-	-		-	-	-	106,271	(6)	374,074
	-	-		-	-	-	17,094	(4)	60,171
Alberino J. Celini	-	15,000	(7)	-	3.37	12/20/2022	-		-
	-	-		-	-	-	5,698	(4)	20,057

____________
(1)
Options awarded under the 2010 Performance Equity Plan with vesting conditioned upon attainment of performance conditions detailed at “Compensation Discussion and Analysis — Long Term Incentives” at page 19.

(2)	These restricted stock units vest 50% on both December 31, 2014 and 2015.
(3)	These stock options vest 25% on the second-year anniversary of the date of grant and 25% annually thereafter.
(4)	These restricted stock units vest 50% on the first-year and second-year anniversary of the date of grant.
(5)	These stock options vest one-fifth per year starting on the first-year anniversary of the date of grant.
(6)
These restricted stock units vest 10% on the second-year anniversary of the award date, 20% on the third-year anniversary of the award date, 30% on the fourth-year anniversary of the award date and 40% on the fifth-year anniversary of the date of the award.

(7)	These stock options vest at a rate of 25% on the first anniversary of the date of grant and 25% annually thereafter.
(8)	Represents the closing market value of the Company’s common stock on December 31, 2013 of $3.52.
(9)	Mr. Geisel was no longer an employee of the Company as of December 3, 2013.

Option Exercises and Stock Vested.  The following table shows stock option exercises by the named officers and stock vesting during 2013.

	Stock Options		Stock Award Units
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number Vested	Value Realized on Vesting (1)

Sidney R. Brown	-	-	6,875	27,431
Thomas X. Geisel	-	-	36,684	135,111
Thomas R. Brugger	-	-	-	-
Michele B. Estep	-	-	14,032	48,444
Bradley J. Fouss	-	-	10,834	37,635
Alberino J. Celini	-	-	-	-
__________
(1)      Value represents the market value of the Company’s common stock on the vesting date.

Potential Payments on Termination or Change in Control.

Geisel Employment Agreement. There was an employment agreement in place between Mr. Geisel and the Company while Mr. Geisel served as President and CEO in 2013.  The Geisel Employment Agreement contained provisions providing for, among other things, a severance payment of 2.999 times his average prior five years’ W-2 earnings in the event of termination of employment following a change of control transaction.  There is no potential for future payment under this agreement provision.

In the event that Mr. Geisel’s employment had been terminated by the Company for reasons other than in conjunction with or within 24 months following a “Change in Control,” for “Just Cause,” death or “Disability” (as those terms are defined in the Geisel Employment Agreement), a severance payment is provided for under the Geisel Employment Agreement (without regard to the number of months remaining on the term of the Agreement) equal to 24 multiplied by the sum of: (i)  the average of his monthly base salary in effect for the 36-month period immediately prior to his termination; and (ii)  the monthly average of any cash bonuses received under Company’s Annual Cash Incentive Plan and any other cash bonuses he received during the previous 36 month period.  Any payment of severance under this agreement provision requires regulatory approval.

Management Severance Agreements.  As referenced in the “Compensation Discussion and Analysis,” the Bank has in place management/change in control severance agreements with certain of the Named Executive Officers.  These arrangements are intended to provide the Named Executive Officers with severance benefits in the event of a termination of employment following a change in control transaction.  All Change in Control Severance Arrangements are subject to regulatory approval.

The Company has entered into a Change in Control Severance Agreement with Thomas Brugger which provides that he will be entitled to a severance payment equal to 1.0 times his average annual taxable compensation for the prior five years in the event of his involuntary termination of employment within 18 months following a change in control transaction.  The agreement with Mr. Brugger also provides for an escalating severance payment based on length of service in the event of termination of employment (absent termination for cause) initiated by the Company or the Bank independent of a change in control.  His severance payment is based on his base salary and begins at 18 weeks in the first two years of employment, increases to 32 weeks after two years, and is at one year of severance after five years of employment.

The Company has also entered into Change in Control Severance Agreements with Bradley Fouss and Michele Estep which provide for a severance payment equal to 1.5 times the W-2 earnings from the most recent completed year.  Ms. Estep’s agreement also provides for 18 months benefit coverage at the Bank’s expense in the event of termination of employment independent of a change in control.  Ms. Estep and Mr. Fouss would be eligible for severance independent of a change in control under the Bank’s established severance policy equal to 52 weeks of current base salary with benefit continuation during the severance period.

Mr. Celini is eligible for a one year Management Agreement with the Bank, which provides for a severance payment equal to one times the sum of his annual base salary in the event of the involuntary termination of Mr. Celini’s employment following a change in control of the Bank.  It is also expected that Mr. Celini’s agreement will provide for a severance payment upon involuntary termination unrelated to a change in control transaction equal to 18 weeks of base pay during the first two years of employment, 32 weeks of base pay after two years of employment, and one year of base pay after completion of five years of employment.  This agreement is pending regulatory approval.

In the event of a Change in Control, all of the Named Executive Officers may continue medical and dental coverage for a period of up to eighteen months following termination of employment at the executive’s expense in accordance with COBRA.   The potential severance benefits to each Named Executive Officer are all conditioned upon the executive complying with certain post-termination limitations on his or her business activities in competition with the Company following such termination of employment and receipt of prior regulatory approval.

As noted above, the Named Executive Officers are parties to various agreements that provide for payments in connection with any termination of their employment.  The following table shows the payments that would be made to the named officers at, following or in connection with any termination of their employment in the specified circumstances as of the last business day of the last fiscal year ended December 31, 2013, subject to prior regulatory approval.

	Death	Disability		Retirement	Termination following Change in Control	Termination Without Cause (1)	Termination With Cause
Sidney R. Brown
Chairman, Interim President and Chief Executive Officer
Management Severance Agreement	$-		$-	$-	$-	$-	$-
Restricted Stock(3)	-		-	-	-	-	-
Options(2)	-		-	-	-	-	-

Thomas X. Geisel
Former President and Chief Executive Officer
Management Severance Agreement	$-		$-	$-	$-	$-	$-
Restricted Stock(4)	-		-	-	-	-	-
Options(2)	-		-	-	-	-	-

Thomas R. Brugger
Executive Vice President and Chief Financial Officer
Management Severance Agreement and Severance Policy(6)	$-		$-	$-	$325,000	$112,500	$-
Benefits Continuation(4)	-		7,853	-	-	6,510	-
Executive LTD(5)	-		160,645	-	-	3,927	-
Restricted stock(3)	4,561		4,561	-	20,057	-	-
Options(2)	2,759		2,759	-	9,800	-	-

Michele B. Estep
Executive Vice President and Chief Administrative Officer
Management Severance Agreement and Severance Policy(6)	$-		$-	$-	$375,000	$250,000	$-
Benefits Continuation(4)	-		7,853	-	-	30,990	-
Executive LTD(5)	-		110,650	-	-	-	-
Restricted Stock(3)	28,571		28,571	-	355,094	-	-
Options(2)	1,068		1,068	-	5,111	-	-
Bradley J. Fouss
Executive Vice President and Director of Wholesale Banking
Management Severance Agreement and Severance Policy(6)	$-	$		$-	$420,000	$280,000	$-
Benefits Continuation(4)	-		7,853	-	-	20,660	-
Executive LTD(5)	-		130,648	-	-	-	-
Restricted Stock(3)	34,744		34,744	-	434,245	-	-
Options(2)	1,068		1,068	-	5,111	-	-

Alberino J. Celini
Executive Vice President and Chief Risk Officer
Management Severance Agreement and Severance Policy(6)	$-		$-	$-	$290,000	$100,384	$-
Benefits Continuation(4)	-		7,853	-	-	-	-
Executive LTD(5)	-		137,314	-	-	-	-
Restricted Stock(3)	4,561		4,561	-	20,057	-	-
Options(2)	14		14	-	1,688	-	-
_________
(1)	Termination without cause includes involuntary termination by the Company or termination by the Executive for “good reason.” Severance payments require regulatory approval prior to distribution.

(2)	Represents accelerated vesting of stock option awards. As of December 31, 2013, the market price of the common stock was $3.52.
(3)
Represents accelerated vesting of stock awards upon change in control and pro rata vesting of stock awards upon death, disability and termination without cause.  As of December 31, 2013, the market price of the common stock was $3.52.

(4)
Benefits continuation for Ms. Estep includes continuation of medical and dental insurance for 18 months. Benefits continuation for Mr. Fouss includes the continuation of medical and dental insurance for 12 months.  Benefits continuation for Mr Brugger and Mr. Celini includes the continuation of medical and dental benefits as applicable for 18 weeks.

(5)
Upon qualifying disability, the Executive LTD benefit provides for the difference between  base salary and the amount paid by disability insurance (66 2/3% up to maximum of $1,000 weekly for the first six months and up to $5,000/month for the next six months) for up to one year of salary continuation.  Amounts reflect the added benefit for a full 12 month period.

(6)	Payment upon termination without cause is based upon the Bank’s existing severance policy.

DIRECTOR COMPENSATION

Meeting Fees.  For the year ended December 31, 2013, each member of the Board of Directors (excluding the former President – who was compensated as an executive officer of the Company and excluding the Chairman and Vice Chairman, who were paid annual retainers) received a fee of $1,500 for each regularly scheduled board meeting and executive committee meeting and $1,000 for each regularly scheduled committee meeting (except executive committee) attended.  In addition, directors receive meeting fees for conference call meetings of the Board and committees at the discretion of the Chairman or Committee Chair at the rate of $1,000 per meeting, or $500 per meeting or no payment.  All meeting fees are paid in cash or in the form of shares of the Company’s common stock as designated by the individual Director, with the exception of Director Ross, who receives cash due to the limitations on the percentage ownership of the Company he may own.

Other Compensation.  As part of their director compensation for 2013, directors (excluding the former President, Chairman and Vice Chairman) received restricted shares of the Company’s common stock worth $20,000 which require a one year vesting period and must be held during the term as a director; with the exception of Director Ross who received cash due to the limitations on the percentage ownership of the Company he may own.

Retainers.  For 2013, the Chairman of the Board of Directors received an annual retainer of $225,000 which was paid in Company stock which was prorated for service as Chairman during the year.  The Vice Chairman of the Board of Directors received an annual retainer of $178,000 paid in Company stock which was prorated for service as Vice Chairman during the year.  In 2013, the Audit Committee Chairman received an annual retainer of $10,000, the Compensation Committee Chairman received an annual retainer of $7,500, the Nominating & Corporate Governance Committee Chairman received an annual retainer of $3,750 and the Chairmen of the ALCO/Investment Committee, Risk Committee and Technology Committee each received an annual retainer of $5,000.  Audit Committee members and Compensation Committee members, excluding the respective Chairmen, received an annual retainer of $5,000.  Directors, except the Chairman, Vice Chairman and the employee director of the Company, also received an annual retainer of $18,000.  Directors may elect payment of their retainers in cash or shares of Company common stock.  Directors who did not serve in such positions for the entire year received  prorated portions of the retainers.

Directors Deferred Fee Plan. The director may elect to defer receipt of shares earned as director compensation pursuant to the terms of the Company’s Directors Deferred Fee Plan which was adopted by the Board in April 2009.

Directors Stock Purchase Plan.  Directors and emeritus directors of the Company or the Bank are eligible to participate in the Sun Bancorp, Inc. Directors Stock Purchase Plan, as amended and restated, which provides a way for directors  and emeritus directors to increase their ownership of shares of the Company’s common stock.  Participants in the plan may contribute up to $2,000 per month, and such funds are used to purchase common stock of the Company.  Participants are granted options to purchase Company common stock under the terms of the Directors Stock Purchase Plan for 95% of the purchase price of such common stock, and all brokerage commissions or services charges for the purchase of common stock under the plan are paid by the Company.  For each calendar year, a participant will be granted an option under the Directors Stock Purchase Plan which permits his or her rights to purchase stock under the plan to acquire up to $25,000 of fair market value of Company common stock at 95% of the market price.

Director Compensation Table.  Set forth below is a table providing information concerning the compensation of the directors of the Company for 2013.

Name	Fees Earned or Paid in Cash(2)	Stock Awards (4)(5)(6)(7)		Option Awards	All Other Compensation	Total

Bernard A. Brown(1)	$1	$87,533	(3)	$-	$-	$87,534
Wilbur L. Ross, Jr.	58,750	-		-	-	58,750
Jeffrey S. Brown	13	88,521		-	-	88,534
Sidney R. Brown	2	205,789		-	-	205,791
Peter Galetto, Jr.	28,687	90,491		-	-	119,178
Thomas X. Geisel(8)	-	-		-	-	-
Anne E. Koons(9)	15,753	-		-	-	15,753
Eli Kramer	10	138,240		-	-	138,250
Anthony R. Coscia	14	108,736		-	-	108,750
William J. Marino	45,506	19,994		-	-	65,500
Philip A. Norcross	12	88,738		-	-	88,750
Steven A. Kass	12	81,999		-	-	82,011
_______________
(1)	Bernard A. Brown retired as a director in May 2013 and began serving as Chairman Emeritus of the Board of Directors at that time.
(2)	Includes cash payment which resulted from payout of fractional shares earned during 2013.
(3) (4)
Stock compensation for Bernard A. Brown includes 28,420 shares received with a fair value of $3.08.
Stock compensation includes aggregate shares received, including those deferred under the Plan, with a fair value of $3.39 and $3.52, respectively, for each director:  Sidney R. Brown – 27,519 and 31,960; Jeffrey S. Brown – 8,637 and 11,150; Peter Galetto Jr. – 10,545 and 9,872; Eli Kramer – 17,256 and 16,974; Anthony R. Coscia – 13,789 and 11,931; William J. Marino – 0 and 0; Philip A. Norcross – 9,512 and 10,369; and Steven A. Kass – 8,557 and 9,374. The grant date fair value is calculated in accordance with FASB ASC 718. See Note 2 to the Company’s 2013 Audited Financial Statements included in Exhibit 13 hereto for additional discussion on valuation methodology.

(5) (6)
Stock compensation includes restricted stock awards of 2,949 shares and 2,840 shares as of June 28, 2013 and December 31, 2013, respectively, for each director excluding Bernard A. Brown and Sidney R. Brown.  These restricted stock awards will become fully vested on the first-year anniversary of the date of grant and must be held during term as director.
Compensation paid to a director may be deferred under the Directors Deferred Fee Plan until the director retires or otherwise terminates service.  Such compensation deferred will be paid out in the future in the form of Company common stock. Included in the aggregate stock compensation is shares deferred under the Plan, with a fair value of $3.39 and $3.52, respectively, for each director: Eli Kramer – 17.256 and 16.974; and Philip A. Norcross – 9.512 and 10.369.

(7)	As of December 31, 2013, the number of shares deferred under the Plan for each director: Eli Kramer – 120,341; and Philip A. Norcross – 28,715.
(8)
Mr. Geisel served as an executive officer of the Company during 2013 and was compensated as an executive officer.  Mr. Geisel did not receive compensation in his capacity as a director during 2013.  His compensation is discussed above under Executive Compensation.

(9)	Ms. Koons retired as a director in May 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners

Persons and groups owning in excess of 5% of the outstanding shares of the Company’s common stock are required to file reports regarding such ownership with the Securities and Exchange Commission. Other than as set forth in the following table, management knows of no person or group that owns more than 5% of the outstanding shares of the Company’s common stock as of March 31, 2014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Shares of Common Stock Outstanding

Bernard A. Brown
71 West Park Avenue
Vineland, New Jersey 08360	6,194,617	(1)	7.14%

WL Ross & Co. LLC
1166 Avenue of the Americas
New York, New York 10036	21,279,241		24.52%

Maycomb Holdings II, LLC
Maycomb Holdings III, LLC
Maycomb Holdings IV, LLC
c/o Siguler Guff & Company, LP
825 Third Avenue
New York, New York 10022	8,460,421	(2)	9.75%

Sidney R. Brown
226 Landis Avenue
Vineland, New Jersey 08360	4,771,930	(3) (4)	5.50%

Anchorage Capital Group, L.L.C.
610 Broadway, 6th Floor
New York, New York 10012	8,460,421	(5)	9.75%

________________
(1)
Includes shares held directly as well as by spouse, in trust and other indirect ownership, over which shares Mr. Brown exercises sole or shared voting and/or investment power.  Includes 143,164 shares that can be acquired pursuant to options that are currently exercisable or that will become exercisable within 60 days of the Record Date.

(2)	Based on an amended Schedule 13F filed with the SEC on February 14, 2014 and on information from the corporate records of the Company.
(3)
Includes shares held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individual exercises sole or shared voting and/or investment power, unless otherwise indicated.  Includes 272,768 shares that can be acquired pursuant to options that are currently exercisable or that will become exercisable within 60 days of the Record Date.

(4)
Excludes 4,012,237 shares held by various companies and partnerships for which the individual disclaims beneficial ownership of shares held in excess of his proportionate ownership interests in such companies and partnerships.

(5)	Based on a Form 13F filed with the SEC on February 14, 2014.

(b)           Security Ownership of Management

The following table sets forth information with respect to security ownership of directors,emeritus directors and the executive officers of the Company and the Bank, including the number of and percentage of shares of the Company’s common stock beneficially owned by each as of March 31, 2014.

Name	Shares of Common Stock Beneficially Owned(1),(2)	Percent of Shares of Common Stock Outstanding
DIRECTORS AND EMERITUS DIRECTOR

Bernard A. Brown	6,194,617	7.14%
Wilbur L. Ross Jr.	21,279,241	24.52%
Sidney R. Brown	4,771,930	5.50%
Jeffrey S. Brown	2,949,935	3.40%
Peter Galetto, Jr.	442,114	*
Anthony R. Coscia	98,998	*
Eli Kramer	356,102	*
William J. Marino	113,096	*
Philip A. Norcross	90,593	*
Steven A. Kass	31,080	*
Keith Stock	1,000	*

EXECUTIVE OFFICER OF THE COMPANY AND THE BANK

Thomas R. Brugger	20,000	*

	EXECUTIVE OFFICERS OF OF THE BANK

Michele B. Estep	76,130	*
Bradley J. Fouss	44,527	*
Alberino J. Celini	405	*
John R. Allison IV	-	*

Total of all directors and executive officers of the Company and the Bank as a group (17 persons)	36,469,768 (3)	42.03%
__________
*      Less than 1.0%

(1)
Includes shares held directly by the individual as well as by such individual’s spouse, or minor children, in trust and other forms of indirect ownership over which shares the individual effectively exercises sole voting and investment power, unless otherwise indicated.

(2)
Includes shares that can be acquired pursuant to options that are currently exercisable or that will becomeexercisable within 60 days of March 31, 2014.  The number of options included for each individual is asfollows: Bernard A. Brown – 143,164; Sidney R. Brown – 272,768; Jeffrey Brown – 15,500; Peter Galetto – 49,000; Anthony R. Coscia – 0; Eli Kramer – 71,014; William J. Marino – 0; Philip A.

Norcross – 0; Steven A. Kass – 0; Keith Stock – 0; Thomas R. Brugger – 0; Michele B. Estep – 51,326; Bradley J. Fouss – 25,241; Alberino J. Celini – 0; and John R. Allison IV – 0.

(3)
Excludes 8,025,729 shares held by various companies and partnerships for which an individual disclaims beneficial ownership of shares held in excess of his or her proportionate ownership interests in such companies and partnerships.

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

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted- average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	2,076,428	$7.35	8,042.132
Equity compensation plans not approved by shareholders	-	-	-
Total	2,076,428	$7.35	8,042,132
 ___________
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

(3)
Amount does not reflect the market value per share of 431,834 nonvested restricted stock units and 149,056 shares issued and held in the Director's Deferred Compensation Plan which are included in column (a) herein.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

Bernard A. Brown, Chairman Emeritus of the Board of Directors, is an owner of 226 Landis Avenue Associates, LLC, Vineland Construction Company and Arctic Realty Company LLC, each of which lease office space to the Company.  Vineland Construction Company and Arctic Realty, from time to time, have been engaged by the Company to act as project manager for various matters. The Company paid approximately $1.4 million, $594 thousand and $328 thousand to 226 Landis Avenue Associates, LLC, Vineland Construction Co. and Arctic Realty Company LLC, respectively, during 2013.

Sidney R. Brown, the Chairman of the Board of Directors, Interim President and Chief Executive Officer, Bernard A. Brown, Chairman Emeritus of the Board of Directors, Director, Jeffrey S. Brown and former Directors Anne E. Koons and Ike Brown, are all parties to an agreement, pursuant to which they and others affiliated with them purchased Company common stock and Series B Preferred Stock in connection with the private placement on September 22, 2010.  Wilbur L. Ross, Jr., a director, is Chairman and Chief Executive Officer of WL Ross & Co. LLC, an affiliate of which is a party to an agreement, pursuant to which it purchased Company common stock and Series B Preferred Stock in connection with the private placement on September 22, 2010.  The securities purchase agreements entered into between the Company and these parties gave these investors contractual “gross-up” rights in connection with the sale by the Company of additional shares of common stock.  These rights entitled these parties to purchase shares at the public offering price less any underwriting discounts.

The Company and the Bank have certain indemnification obligations to their directors and executive officers, including the advancement of expenses in certain circumstances.  During fiscal 2013, Thomas X. Geisel, former President and Chief Executive Officer, and Director Wilbur L. Ross, Jr. were reimbursed by the Company for legal expenses under these indemnification obligations totaling approximately $168,000 and $151,000, respectively.

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

In its normal course of business, the Bank makes various types of loans to officers, directors and employees of the Bank and of the Company.  These loans are made on substantially the same terms and conditions (including interest rates and collateral requirements) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by the Bank with its other unaffiliated customers and do not involve more than the normal risk of collectability, nor present other unfavorable features.  All of these loans were current at December 31, 2013.

The Company’s independent directors, as determined by the standards of the NASDAQ Listing Rules, are: Peter Galetto, Jr., Eli Kramer, Wilbur L. Ross, Jr., Anthony R. Coscia, William J. Marino, Philip A. Norcross, Steven A. Kass, Keith Stock and F. Clay Creasey, Jr.

Item 14.  Principal Accountant Fees and Services.

Audit Fees and Services

Audit Fees.  The following table summarizes the aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the “Deloitte Entities”) to the Company for professional services rendered for the fiscal years ended December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Audit Fees	$650	$624
Audit-Related Fees	232	102
Tax Fees	10	-
All Other Fees	-	-
Total	$892	$726

Fees for audit services billed consisted of:

•	Audit of the Company’s annual financial statements;
•	Review of the Company’s quarterly financial statements; and
•	Comfort letters, consents and other services related to SEC matters.

Fees for audit-related services billed consisted of:

•	Financial accounting and reporting consultations.

Fees for tax services billed consisted of:

•
Tax compliance services - services rendered based upon facts already in existence or transactions that have already occurred to document, compute amounts to be included in tax filings and consisted of federal, state and local income tax return assistance.

In considering the nature of the services provided by the Deloitte Entities, the Audit Committee determined that such services are compatible with the provision of independent audit services.  The Audit Committee discussed these services with Deloitte & Touche LLP and the Company’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC.

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

●	Such services were not identified at the time of the engagement to be non-audit services;

●	Such service is promptly brought to the attention of the Audit Committee and approved by the Audit Committee or its designee; and

●	The service and fees are specifically disclosed in the Proxy Statement or this Amendment as meeting the de minimus requirement.

During 2013, no fees were approved under the de minimus provision.

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
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
	(2)	There are no financial statements schedules that are required to be included in Part II, Item 8.

(b)	The following exhibits are filed as part of this report:
	3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)
	3.2	Certificate of Amendment to Restated Certificate of Incorporation (2)
	3.3	Amended and Restated Bylaws of Sun Bancorp, Inc. (3)
	4.1	Common Security Specimen (4)
	10.1	Amended and Restated 1997 Stock Option Plan (5)
	10.2	Directors Stock Purchase Plan, as amended and restated*
	10.3	2010 Stock-Based Incentive Plan (6)
	10.4	2010 Performance Equity Plan (7)
	10.5	Employment Agreement with former President and Chief Executive Officer Thomas X. Geisel (8)
	10.6	Letter Agreement, dated October 23, 2012, by and among Sun Bancorp, Inc., Sun National Bank and Thomas R. Brugger (9)
	10.7	Salary Continuation Plan for Bernard Brown (10)
	10.8	Securities Purchases Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (11)
10.9
Securities Purchase Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, the Four Bs, Interactive Logistics, LLC, National Distribution Centers, L.R. and National Freight, Inc.  (11)

10.10
Securities Purchase Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and Maycomb Holdings II, LLC, Maycomb Holdings, III, LLC, Siguler Guff Distressed Opportunities Fund IV, LP and Siguler Guff Distressed Opportunities Fund IV (T), LP  (11)

	10.11	Form of Securities Purchase Agreement with Other Investors (12)
	10.12	Agreement by and between Sun National Bank and the Office of the Comptroller of the Currency (12)
	10.13	Letter Agreement, dated April 11, 2011, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (13)
	10.14	Letter Agreement, dated April 11, 2011, between Sun Bancorp, Inc. and Maycomb Holdings II, LLC, Maycomb Holdings III, LLC and Maycomb Holdings IV, LLC (13)
10.15
Letter Agreement, dated April 11, 2011, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, The Four B’s, NFI Interactive Logistics, LLC, National Distribution Centers, L.P. and National Freight, Inc.(13)

	10.16	Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (14)
	10.17	Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and Maycomb Holdings II, LLC, Maycomb Holdings III, LLC and Maycomb Holdings IV, LLC (14)
10.18
Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, The Four B’s, NFI Interactive Logistics, LLC, National Distribution Centers, L.P. and National Freight, Inc. (14)

	10.19	Letter Agreement, dated August 10, 2011, between Sun Bancorp, Inc. and a fund managed by Anchorage Capital Group LLC, acting on behalf of Anchorage Capital Master Offshore, Ltd. (14)

10.20	Gross-Up Agreement, dated as of March 16, 2011, between Sun Bancorp, Inc. and a fund managed by Anchorage Capital Group LLC, acting on behalf of an investment fund that it advises (15)
10.21	Change-in Control Severance Agreement with Executive Vice President and Chief Administrative Officer Michele Estep, as amended and restated*
10.22	Change-in Control Severance Agreement with Executive Vice President, Wholesale Banking, Bradley J. Fouss, as amended and restated*
10.23	Employment Agreement, dated March 31, 2014, by and between Sun Bancorp, Inc. and Thomas M. O’Brien. (16)
11	Computation regarding earnings (loss) per share*
13	2013 Annual Report to Shareholders*
21	Subsidiaries of the Registrant*
23	Consent of Deloitte & Touche LLP*
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
XBRL Instance Document*
XBRL Taxonomy Extension Schema Document*
XBRL Taxonomy Extension Calculation Linkbase Document*
XBRL Taxonomy Extension Label Linkbase Document*
XBRL Taxonomy Extension Presentation Linkbase Document*
XBRL Taxonomy Definition Linkbase Document*

__________
*	Filed as an Exhibit to the Original Filing
(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on February 6, 2009 (Registration Number 333-157131).
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011 (File No. 0-20957).
(3)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 24, 2007 (File No. 0-20957).
(4)	Incorporated by reference Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20957).
(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration on S-8 filed on August 12, 2009 (File No. 333-161289).
(6)	Incorporated by reference to Appendix F to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders filed with the SEC on September 28, 2010 (File No. 0-20957).
(7)	Incorporated by reference to Appendix G to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders filed with the SEC on September 28, 2010 (File No. 0-20957).
(8)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on July 22, 2009 (File No. 0-20957).
(9)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 (File No. 0-20957).

(10)	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 14, 2011.
(11)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Company’s Current Report on Form 8-K filed on July 13, 2010. (File No. 0-20957).
(12)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on April 21, 2010. (File No. 0-20957).
(13)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Current Report on Form 8-K filed on April 12, 2011 (File No. 0-20957).
(14)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Company’s Current Report on Form 8-K filed on August 10, 2011 (File No. 0-20957).
(15)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 22, 2011 (File No. 0-20957).
(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2014 (File No. 0-20957).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 30, 2014.

SUN BANCORP, INC.

By:	/s/ Sidney R. Brown
Sidney R. Brown
Chairman, Interim President and Chief Executive Officer
(Duly Authorized Representative)