Form 10-Q
period 2014-03-31
SUN BANCORP INC /NJ/
filed 2014-05-09
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Common Stock, $1.00 Par Value – 87,076,823 Shares Outstanding at May 5, 2014

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

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$49,850	$38,075
Interest-earning bank balances	232,245	229,687

Cash and cash equivalents	282,095	267,762
Restricted cash	26,000	26,000
Investment securities available for sale (amortized cost of $442,681 and $452,023 at March 31, 2014 and December 31, 2013, respectively)	439,405	440,097
Investment securities held to maturity (estimated fair value of $664 and $692 at March 31, 2014 and December 31, 2013, respectively)	655	681
Loans receivable (net of allowance for loan losses of $33,768 and $35,537 at March 31, 2014 and December 31, 2013, respectively)	2,050,312	2,102,167
Loans held-for-sale, at fair value	16,048	20,662
Restricted equity investments, at cost	16,664	17,019
Bank properties and equipment, net	48,008	49,095
Real estate owned, net	2,728	2,503
Accrued interest receivable	6,889	7,112
Goodwill	38,188	38,188
Intangible assets, net	521	805
Deferred taxes, net	682	4,575
Bank owned life insurance (BOLI)	77,697	77,236
Other assets	32,575	33,651

Total assets	$3,038,467	$3,087,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,573,445	$2,621,571
Securities sold under agreements to repurchase – customers	471	478
Advances from the Federal Home Loan Bank of New York (FHLBNY)	60,915	60,956
Obligations under capital lease	7,259	7,331
Junior subordinated debentures	92,786	92,786
Other liabilities	54,693	59,094

Total liabilities	2,789,569	2,842,216

Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized; 88,709,281 shares issued and 86,766,358 shares outstanding at March 31, 2014; 88,711,035 shares issued and 86,714,414 shares outstanding at December 31, 2013	88,709	88,711
Additional paid-in capital	506,101	506,719
Retained deficit	(319,860)	(317,954)
Accumulated other comprehensive loss	(1,938)	(7,055)
Deferred compensation plan trust	(502)	(522)
Treasury stock at cost, 1,942,923 shares at March 31, 2014; and 1,996,621 December 31, 2013	(23,612)	(24,562)

Total shareholders’ equity	248,898	245,337

Total liabilities and shareholders’ equity	$3,038,467	$3,087,553

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Interest and fees on loans	$21,849	$24,899
Interest on taxable investment securities	2,250	1,544
Interest on non-taxable investment securities	309	394
Dividends on restricted equity investments	232	246

Total interest income	24,640	27,083

INTEREST EXPENSE
Interest on deposits	2,281	3,015
Interest on funds borrowed	436	443
Interest on junior subordinated debentures	531	547

Total interest expense	3,248	4,005

Net interest income	21,392	23,078
PROVISION FOR LOAN LOSSES	—	171

Net interest income after provision for loan losses	21,392	22,907

NON-INTEREST INCOME
Service charges on deposit accounts	2,151	2,229
Mortgage banking revenue, net	635	3,404
Gain on sale of investment securities	—	3,487
Investment products income	617	679
BOLI income	461	448
Derivative credit valuation adjustment	(38)	(504)
Other	1,123	1,139

Total non-interest income	4,949	10,882

NON-INTEREST EXPENSE
Salaries and employee benefits	12,884	14,292
Commission expense	897	2,041
Occupancy expense	4,266	3,576
Equipment expense	1,749	1,859
Data processing expense	1,197	999
Amortization of intangible assets	284	921
Insurance expense	1,467	1,430
Professional fees	1,486	2,647
Advertising expense	586	553
Problem loan expense	632	799
Real estate owned expense, net	144	234
Office supplies expense	251	229
Other	2,045	1,756

Total non-interest expense	27,888	31,336

(LOSS) INCOME BEFORE INCOME TAXES	(1,547)	2,453
INCOME TAX EXPENSE	359	—

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(1,906)	$2,453

Basic (loss) earnings per share	$(0.02)	$0.03

Diluted (loss) earnings per share	$(0.02)	$0.03

Weighted average shares – basic	86,740,847	86,245,121

Weighted average shares – diluted	86,740,847	86,370,435

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2014	2013
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(1,906)	$2,453
Other Comprehensive Income, net of tax
Unrealized gains on securities:
Unrealized holding gains arising during period	$5,117	$1,078
Less: reclassification adjustment for gains included in net income	—	(2,064)

Other comprehensive income (loss)	5,117	(986)

COMPREHENSIVE INCOME	$3,211	$1,467

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
BALANCE, JANUARY 1, 2013	$—	$88,301	$506,537	$(308,011)	$2,186	$(256)	$(26,162)	$262,595
Net income	—	—	—	2,453	—	—	—	2,453
Other comprehensive income	—	—	—	—	(986)	—	—	(986)
Issuance of common stock	—	58	142	—	—	(59)	—	141
Stock-based compensation	—	44	94	—	—	—	—	138

BALANCE, March 31, 2013	$—	$88,403	$506,773	$(305,558)	$1,200	$(315)	$(26,162)	$264,341

BALANCE, JANUARY 1, 2014	$—	$88,711	$506,719	$(317,954)	$(7,055)	$(522)	$(24,562)	$245,337
Net loss	—	—	—	(1,906)	—	—	—	(1,906)
Other comprehensive income	—	—	—	—	5,117	—	—	5,117
Issuance of common stock	—	(2)	(748)	—	—	20	950	220
Stock-based compensation	—	—	130	—	—	—	—	130

BALANCE, March 31, 2014	$—	$88,709	$506,101	$(319,860)	$(1,938)	$(502)	$(23,612)	$248,898

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net (loss) income	$(1,906)	$2,453
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	171
Increase in reserve for unfunded commitments	196	108
Depreciation, amortization and accretion	1,415	3,257
Impairment of bank properties and equipment and real estate owned	7	47
Loss on sale of real estate owned	97	94
Net gain on sales and calls of investment securities available-for-sale	—	(3,489)
Gain on sale of mortgage loans	(743)	(4,006)
Gain on bulk sale of jumbo residential mortgage loans, net	—	(856)
Change in fair value of residential mortgage loans held-for-sale	104	1,243
Increase in fair value of interest rate lock commitments	4	214
Derivative credit valuation adjustments	38	530
Increase in cash surrender value of BOLI	(461)	(448)
Deferred income taxes	359	—
Stock-based compensation	130	138
Shares contributed to employee benefit plans	201	200
Mortgage loans originated for sale	(24,901)	(139,347)
Proceeds from the sale of mortgage loans	32,163	199,753
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	223	350
Other assets	(1,543)	1,479
Other liabilities	(1,400)	(13,700)

Net cash provided by operating activities	3,983	48,191

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(3,549)	(31,776)
Net redemption of restricted equity securities	355	761
Proceeds from maturities, prepayments or calls of investment securities available for sale	12,767	35,409
Proceeds from maturities, prepayments or calls of investment securities held to maturity	26	30
Proceeds from the sale of investment securities available-for-sale	—	31,359
Proceeds from sale of commercial real estate loans	—	20,771
Proceeds from sale of repossessed assets	57	—
Proceeds from bulk sale of jumbo residential mortgage loans	—	52,328
Return of surrender value of BOLI	—	1,504
Net decrease (increase) in loans	49,390	(27,493)
Purchases of bank properties and equipment	(515)	(424)
Proceeds from sale of real estate owned	126	919

Net cash provided by investing activities	58,657	83,388

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(48,187)	10,113
Net (redemptions) issuances of securities sold under agreements to repurchase – customer	(7)	758
Repayments of advances from FHLBNY	(41)	(338)
Repayment of obligations under capital leases	(72)	(68)

Net cash (used in) provided by financing activities	(48,307)	10,465

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,333	142,044
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	267,762	143,616

CASH AND CASH EQUIVALENTS, END OF PERIOD	$282,095	$285,660

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,448	$7,561
Income taxes paid	—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Trade date receivable from sale of investment securities	—	94,509
Obligations to purchase investment securities	—	10,500
Transfer of loans and bank property to real estate owned	455	2,070

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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report on Form 10-K of Sun Bancorp, Inc. (the “Company”) for the year ended December 31, 2013. The results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment on investment securities, goodwill, intangible assets, income taxes, stock-based compensation and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Prior Period Revision. Previously, the Company presented restricted cash, with respect to amounts held as collateral against letters of credit, in “Cash and due from banks” on the consolidated statements of financial condition. During the fourth quarter of 2013, the Company identified that certain of these balances should be classified as restricted cash. The table below reports the impact of these revisions to the consolidated statements of cash flows for the three months ended March 31, 2013:

Three Months Ended March 31,	Revised 2013	As reported 2013
Cash and cash equivalents, beginning of year	$143,616	$169,616
Cash and cash equivalents, end of period	285,660	311,660

Basis of Consolidation. The unaudited condensed consolidated financial statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company, its principal wholly-owned subsidiary, Sun National Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Sun Financial Services, L.L.C., 2020 Properties, L.L.C., and 4040 Properties, L.L.C. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 810-10, Consolidation, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII, and Sun Capital Trust VIII, collectively, the “Issuing Trusts”, are presented on a deconsolidated basis.

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

Loans Held-For-Sale. Loans held-for-sale totaled $16.0 million and $20.7 million at March 31, 2014 and December 31, 2013, respectively. The balance at March 31, 2014 and December 31, 2013 includes $9.0 million and $7.0 million, respectively, of residential mortgage loans originated for the portfolio which have subsequently been transferred to held-for-sale and recorded at fair value. The remaining balance at March 31, 2014 and December 31, 2013 included residential mortgages originated with the intent to sell which were recorded at fair value.

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

The provision for loan losses is based upon historical loan loss experience, a series of qualitative factors and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC 310, Receivables (“FASB ASC 310”). Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays of less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and qualitative factors. Included in these qualitative factors are:

•	Levels of past due, classified and non-accrual loans, and troubled debt restructurings;

•	Nature, volume, and concentration of loans;

•	Historical loss trends;

•	Changes in lending policies and procedures, underwriting standards, collections, and for commercial loans, the level of loans being approved with exceptions to policy;

•	Experience, ability and depth of management and staff;

•	National and local economic and business conditions, including various market segments;

•	Quality of the Company’s loan review system and degree of Board oversight; and

•	Effect of external factors, including the deterioration of collateral values, on the level of estimated credit losses in the current portfolio.

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

Goodwill and Intangible Assets. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tests goodwill for impairment annually as of December 31, unless circumstances indicate that a test is required at an earlier date. The Company elected to not apply the qualitative evaluation option permitted under Accounting Standards Update (“ASU”) 2011-8, Intangibles – Goodwill and Other (Topic 35): Testing Goodwill for Impairment issued in September 2011. Therefore, the Company utilizes the two-step goodwill impairment test outlined in FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”). Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment, or one level below an operating segment, as defined in FASB ASC 280. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. At December 31, 2013, the Company performed its annual goodwill impairment test, and step one of the analysis indicated that the Company’s fair value was greater than its carrying value; therefore, the Company’s goodwill was not impaired at December 31, 2013. Nothing has occurred since that time to suggest that an impairment exists at March 31, 2014. The carrying amount of goodwill totaled $38.2 million at March 31, 2014 and December 31, 2013.

Intangible assets, net on the consolidated statements of financial condition, consist of core deposit intangibles, net of accumulated amortization from the Bank’s previous acquisitions. Core deposit intangibles are amortized using the straight-line method based on the characteristics of the particular deposit type and are evaluated annually for impairment.

Bank Owned Life Insurance (“BOLI”). The Company has purchased life insurance policies on certain key employees. These policies are recorded at their cash surrender value, or the amount that can be realized in accordance with FASB ASC 325-30, Investments in Insurance Contracts. At March 31, 2014, the Company had $26.4 million invested in a general account and $51.3 million in a separate account, for a total BOLI cash surrender value of $77.7 million. The BOLI separate account is invested in a mortgage-backed securities fund, which is managed by an independent investment firm. Pricing volatility of these underlying instruments may have an impact on investment income; however, the fluctuations would be partially mitigated by a stable value wrap agreement which is a component of the separate account. Income from these policies and changes in the cash surrender value are recorded in BOLI income of the unaudited condensed consolidated statements of operations.

Income Taxes. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the unaudited condensed consolidated statements of operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment is applied when addressing the requirements of FASB ASC 740. At March 31, 2014, the Company had a valuation allowance of $119.6 million against its gross deferred tax asset. As the Company remained in a cumulative loss position, the deferred tax valuation allowance is still appropriate at March 31, 2014. The net deferred tax asset of $682 thousand in the unaudited condensed consolidated statements of financial condition at March 31, 2014 represents the tax benefit from unrealized losses on investment securities available-for-sale. The Company intends to hold these securities until maturity or until such time that they are in an unrealized gain position and therefore, the deferred tax asset is considered appropriate.

Mortgage Banking Revenue, Net. Mortgage banking revenue, net includes revenues associated with the sale of residential mortgage loans originated with the intent to sell, net of recourse liability provision as well as gain on bulk sales of jumbo residential mortgage loans. The components of this line item are as follows:

	For the Three Months Ended March 31,
	2014	2013
Gains on the sale of residential mortgage loans	$769	$4,106
Gain on bulk sale of jumbo residential mortgage loans	4	856
Market value adjustment on loans held-for-sale	(104)	(1,244)
Fair value adjustment on interest rate lock commitments	(4)	(214)
Recourse liability provision	(30)	(100)

Mortgage banking revenue, net	$635	$3,404

Accumulated Other Comprehensive Income. The Company classifies items of accumulated comprehensive income by their nature and displays the details of other comprehensive income in the unaudited condensed consolidated statements of comprehensive income. Amounts categorized as comprehensive loss/income represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment (“OTTI”) loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income (loss) for the period. These reclassifications for the three months ended March 31, 2014 and 2013 were as follows:

	For the Three Months Ended March 31,
	2014			2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain on securities available for sale during the period	$8,650	$(3,533)	$5,117	$1,823	$(745)	$1,078
Reclassification adjustment for net gains included in net income(1)	—	—	—	(3,487)	1,423	(2,064)

Net unrealized gain on securities available for sale	$8,650	$(3,533)	$5,117	$(1,664)	$678	$(986)

(1)	All amounts are included in gain on sale of investment securities in the unaudited condensed consolidated statements of operations.

Recent Accounting Principles.

In January 2014, the FASB issued ASU 2014-4, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. For public entities, the amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update seek to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists by presenting the unrecognized tax benefit, or a portion of the unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward are not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. The Company has evaluated the impact of the adoption of this accounting standards update on its financial statements and determined that there currently is no impact on the Company’s presentation.

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

Activity in the stock option plans for the three months ended March 31, 2014 and March 31, 2013 was as follows:

Summary of Options Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2014	1,491,538	$7.36	1,249,267
Granted	216,245	3.35	—
Exercised	—	—	—
Forfeited	(2,472)	3.66	—
Expired	(439,236)	8.78	—

March 31, 2014	1,266,075	$6.19	855,180
Options vested or expected to vest(1)	1,185,801	$6.37	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2013	1,785,157	$7.35	1,178,775
Granted	83,610	3.57	—
Exercised	—	—	—
Forfeited	(136)	—	—
Expired	—	—	—

March 31, 2013	1,868,631	$7.18	1,334,882
Options vested or expected to vest(1)	1,826,424	$7.26	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 6.6 years for Options outstanding and 5.4 years for Options exercisable as of March 31, 2014.

At March 31, 2014, the aggregate intrinsic value was $48 thousand for Options outstanding and $15 thousand for Options exercisable.

During the three months ended March 31, 2014 and 2013, the Company granted 216,245 Options and 83,610 Options, respectively. In accordance with FASB ASC 718, the fair value of the Options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of an Option is estimated using historical exercise behavior of employees at a particular level of management who were granted Options with a comparable term. The Options have historically been granted with a 10 year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the Options for the three months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended March 31,
	2014	2013
Weighted average fair value of Options granted	$1.45	$1.84
Weighted average risk-free rate of return	1.16%	0.76%
Weighted average expected option life in months	49	59
Weighted average expected volatility	55%	62%
Expected dividends(1)	$—	$—

(1)	To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested Stock Award activity during the three months ended March 31, 2014 and March 31, 2013 are presented in the following tables:

Summary of Nonvested Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Awards outstanding, January 1, 2014	431,834	$3.13
Issued	91,115	3.33
Vested	—	—
Forfeited	—	—

Nonvested Stock Awards outstanding, March 31, 2014	522,949	$3.16

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Awards outstanding, January 1, 2013	639,037	$3.30
Issued	—	—
Vested	(73,336)	4.60
Forfeited	—	—

Nonvested Stock Awards outstanding, March 31, 2013	565,701	$3.13

There were 91,115 shares of nonvested Stock Awards issued during the three months ended March 31, 2014 and no nonvested Stock Awards issued during the three months ended March 31, 2013. The value of these shares is based upon the closing price of the common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the nonvested Stock Awards issued.

Total compensation expense recognized related to Options and nonvested Stock Awards, including that for non-employee directors, during the three months ended March 31, 2014 and 2013 was $130 thousand and $238 thousand, respectively. As of March 31, 2014, there was approximately $498 thousand and $1.1 million of total unrecognized compensation cost related to Options and nonvested Stock Awards, respectively, granted by the Company. The cost of the Options and Stock Awards is expected to be recognized over a weighted average period of 4.0 years and 2.7 years, respectively.

(3) Investment Securities

The amortized cost of investment securities and the approximate fair value at March 31, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014
Available for sale:
U.S. Treasury securities	$2,497	$6	$—	$2,503
U.S. Government agency securities	4,970	—	(374)	4,596
U.S. Government agency mortgage-backed securities	312,420	1,941	(1,827)	312,534
Other mortgage-backed securities	274	—	—	274
State and municipal securities	29,242	1,554	—	30,796
Trust preferred securities	12,626	—	(4,010)	8,616
Collateralized loan obligations	79,904	—	(566)	79,338
Other securities	748	—	—	748

Total available for sale	442,681	3,501	(6,777)	439,405

Held to maturity:
U.S. Government agency mortgage-backed securities	405	9	—	414
Other securities	250	—	—	250

Total held to maturity	655	9	—	664

Total investment securities	$443,336	$3,510	$(6,777)	$440,069

December 31, 2013
Available for sale:
U.S. Treasury securities	$2,496	$4	$—	$2,500
U.S. Government agency securities	4,969	—	(562)	4,407
U.S. Government agency mortgage-backed securities	325,316	1,043	(8,295)	318,064
Other mortgage-backed securities	277	16	—	293
State and municipal obligations	29,240	1,213	—	30,453
Trust preferred securities	12,626	—	(4,659)	7,967
Collateralized loan obligations	73,915	—	(686)	73,229
Other securities	3,184	—	—	3,184

Total available for sale	452,023	2,276	(14,202)	440,097

Held to maturity:
U.S. Government agency mortgage-backed securities	431	11	—	442
Other securities	250	—	—	250

Total held to maturity	681	11	—	692

Total investment securities	$452,704	$2,287	$(14,202)	$440,789

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2014
U.S. Government agency securities	$—	$—	$4,596	$(374)	$4,596	$(374)
U.S. Government agency mortgage-backed securities	129,771	(1,249)	8,128	(578)	137,899	(1,827)
Trust preferred securities	—	—	8,616	(4,010)	8,616	(4,010)
Collateralized loan obligations	69,338	(566)	—	—	69,338	(566)

Total	$199,109	$(1,815)	$21,340	$(4,962)	$220,449	$(6,777)

December 31, 2013
U.S. Government agency securities	$—	$—	$4,407	$(562)	$4,407	$(562)
U.S. Government agency mortgage-backed securities	246,348	(7,374)	7,961	(921)	254,309	(8,295)
Trust preferred securities	—	—	7,967	(4,659)	7,967	(4,659)
Collateralized Loan Obligations	45,729	(686)			45,729	(686)

Total	$292,077	$(8,060)	$20,335	$(6,142)	$312,412	$(14,202)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations applies, the guidance requires the Company to record an OTTI charge to earnings for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations applies, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the consolidated statements of financial condition. Application of this guidance resulted in no OTTI charges during the three months ended March 31, 2014 and 2013.

The following is a roll-forward for the three months ended March 31, 2014 and 2013 of OTTI charges recognized in earnings as a result of credit losses on investments:

	For the Three Months Ended March 31,
	2014	2013
Cumulative OTTI, beginning of period	$10,203	$10,203
Additional increase as a result of net impairment losses recognized on investments	—	—
Decrease as a result of the sale of an investment with net impairment losses	—	—

Cumulative OTTI, end of period	$10,203	$10,203

On December 10, 2013, the Board of Governors of the Federal Reserve System (“FRB”), the Office of the Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation (“FDIC”), the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (“SEC”) issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. These prohibitions impact the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading.

The final Volcker Rule regulations do provide certain exemptions allowing banking entities to continue underwriting, market-making and hedging activities and trading certain government obligations, as well as various exemptions and exclusions from the definition of “covered funds.” However, the level of required compliance activity depends on the size of the banking entity and the extent of its trading.

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. On April 17, 2014 the FRB released guidance stating that it would extend the conformance period for banks holding collateralized loan obligations by two years to July 2017.

U.S. Government Agency Securities. At March 31, 2014, the gross unrealized loss in the category of 12 months or longer of $374 thousand consisted of one agency security with an estimated fair value of $4.6 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of March 31, 2014, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

U.S. Government Agency Mortgage-Backed Securities. At March 31, 2014, the gross unrealized loss in the category of less than 12 months of $1.2 million consisted of 19 mortgage-backed securities with an estimated fair value of $129.8 million, the gross unrealized loss in the category of 12 months or longer of $578 thousand consisted of two mortgage-backed securities with an estimated fair value of $8.1 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of March 31, 2014, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Collateralized Loan Obligation Securities. At March 31, 2014, the gross unrealized loss in the category of less than 12 months of $566 thousand consisted of six AAA and six AA rated collateralized loan obligation securities with an estimated fair value of $69.3 million. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of March 31, 2014, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

At March 31, 2014, the Company had 13 collateralized loan obligation securities with an amortized cost of $79.9 million and an estimated fair value of $79.3 million. These securities are subject to the provisions of the Volcker Rule. However, a final determination has yet to be made whether banks will be required to divest these investments. Discussion has been ongoing among the regulators, Congress and the investors in the collateralized loan obligations. Based on the current status of these discussions and through the Company’s communication with its investment advisors, the Company believes it will either be able to hold these collateralized loan obligation investments in its portfolio or have them modified such that the perceived risk will be adequately eliminated.

Trust Preferred Securities. At March 31, 2014, the gross unrealized loss in the category of 12 months or longer of $4.0 million consisted of two trust preferred securities. The trust preferred securities are comprised of one non-rated single issuer security with an amortized cost of $3.8 million and an estimated fair value of $2.7 million, and one non-investment grade rated pooled security with an amortized cost of $8.8 million and an estimated fair value of $5.9 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The non-investment grade pooled security is in a senior position in the capital structure. The security had a 2.9 times principal coverage. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% of defaults or deferrals’ every three years with no recovery rate. As of March 31, 2014, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

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

The pooled security was included in the non-exclusive list of issuers that meet the requirements of the interim final rule release by the agencies and therefore will not be required to be sold by the Company. The single issuer security is not subject to the provisions of the Volcker rule.

During the three months ended March 31, 2014, the Company did not record an OTTI credit-related charge related to this deferring single issuer trust preferred security. Based on the Company’s most recent evaluation, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The Company recognizes that the length of time the issuer has been in deferral, the difficult economic environment and some weakened performance measures, while recently improving, increased the probability that a full recovery of principal and anticipated dividends may not be realized. The cumulative OTTI on this security as of March 31, 2014 was $1.2 million. Based upon the current capital position of the issuer and recent improvements in the financial performance of the issuer, the Company concluded that an additional impairment charge was not warranted at March 31, 2014.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at March 31, 2014 and December 31, 2013 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
March 31, 2014
Due in one year or less	$748	$748	$—	$—
Due after one year through five years	3,561	3,629	250	250
Due after five years through ten years	49,727	49,996	—	—
Due after ten years	75,951	72,224	—	—

Total investment securities, excluding mortgage-backed securities	129,987	126,597	250	250
U.S. Government agency mortgage-backed securities	312,420	312,534	405	414
Other mortgage-backed securities	274	274	—	—

Total investment securities	$442,681	$439,405	$655	$664

December 31, 2013
Due in one year or less	$3,184	$3,184	$—	$—
Due after one year through five years	3,430	3,490	250	250
Due after five years through ten years	35,452	35,460	—	—
Due after ten years	84,364	79,606	—	—

Total investment securities, excluding mortgage-backed securities	126,430	121,740	250	250
U.S. Government agency mortgage-backed securities	325,316	318,064	431	442
Other mortgage-backed securities	277	293	—	—

Total investment securities	$452,023	$440,097	$681	$692

At March 31, 2014, the Company had $74.6 million, amortized cost, and $75.6 million, estimated fair value, of investment securities pledged to secure public deposits. As of March 31, 2014, the Company had $185.6 million, amortized cost, and $186.1 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(4) Loans

The components of loans as of March 31, 2014 and December 31, 2013 were as follows:

Loan Components

	March 31, 2014	December 31, 2013
Commercial:
Commercial and industrial	$437,109	$478,734
CRE owner occupied	428,944	468,442
CRE non-owner occupied	583,865	576,084
Land and development	70,075	64,306
Consumer:
Home equity lines of credit	184,936	188,478
Home equity term loans	23,312	25,279
Residential real estate	326,945	305,552
Other	28,894	30,829

Total gross loans held-for-investment	2,084,080	2,137,704
Allowance for loan losses	(33,768)	(35,537)

Net loans held-for-investment	$2,050,312	$2,102,167

Loans on Non-Accrual Status

	March 31, 2014	December 31, 2013
Commercial:
Commercial & industrial	$1,473	$2,358
CRE owner occupied	14,099	14,408
CRE non-owner occupied	1,339	1,969
Land and development	1,218	2,158
Consumer:
Home equity lines of credit	5,331	3,749
Home equity term loans	1,044	1,240
Residential real estate	4,253	3,341
Other	630	591

Total non-accrual loans	$29,387	$29,814

Troubled debt restructuring, non-accrual	$8,017	$8,163

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

As of March 31, 2014, the Company had $48.7 million outstanding on 14 residential construction, commercial construction and land development relationships for which the agreements included interest reserves. As of December 31, 2013, the Company had $54.5 million outstanding on 17 residential construction, commercial construction and land development relationships for which the agreements included interest reserves. The total amount available in those reserves to fund interest payments was $3.3 million and $4.3 million at March 31, 2014 and December 31, 2013, respectively. There were no relationships with interest reserves which were on non-accrual status at March 31, 2014 and December 31, 2013. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

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

(5) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Three Months Ended March 31, 2014
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$27,828	$3,375	$2,898	$1,436	$35,537
Charge-offs	(1,180)	(307)	(251)	(357)	(2,095)
Recoveries	201	84	2	39	326

Net charge-offs	(979)	(223)	(249)	(318)	(1,769)
Provision for loan losses	(1,101)	143	787	171	—

Ending balance	$25,748	$3,295	$3,436	$1,289	$33,768

Ending balance: individually evaluated for impairment	$—	$—	$—	$16	$16

Ending balance: collectively evaluated for impairment	$25,748	$3,295	$3,436	$1,273	$33,752

Financing Receivables:
Ending balance	$1,519,993	$208,248	$326,945	$28,894	$2,084,080

Ending balance: individually evaluated for impairment	$25,874	$5,630	$4,164	$623	$36,291

Ending balance: collectively evaluated for impairment	$1,494,119	$202,618	$322,781	$28,271	$2,047,789

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Three Months Ended March 31, 2013
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$33,197	$2,734	$3,333	$6,609	$45,873
Charge-offs	(2,986)	(665)	—	(151)	(3,802)
Recoveries	4,758	53	3	68	4,882

Net charge-offs	1,772	(612)	3	(83)	1,080
Provision for loan losses	2,482	2,641	(323)	(4,629)	171

Ending balance	$37,451	$4,763	$3,013	$1,897	$47,124

Ending balance: individually evaluated for impairment	$2,021	$—	$119	$—	$2,140

Ending balance: collectively evaluated for impairment	$35,430	$4,763	$2,894	$1,897	$44,984

Financing Receivables:
Ending balance	$1,737,079	$229,319	$248,875	$36,287	$2,251,560

Ending balance: individually evaluated for impairment	$61,339	$5,923	$5,734	$618	$73,614

Ending balance: collectively evaluated for impairment	$1,675,740	$223,396	$243,141	$35,669	$2,177,946

(1)	Amount includes both home equity lines of credit and term loans
(2)	Includes the unallocated portion of the allowance for loan losses.

Risk Characteristics

Commercial Loans. Included in this segment is commercial and industrial, commercial real estate owner occupied, commercial real estate non-owner occupied, and land and development. Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the accommodation. Commercial real estate owner occupied loans rely on the cash flow from the successful operation of the borrower’s business to make repayment. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Commercial real estate non-owner occupied loans rely on the payment of rent by third-party tenants. The borrower’s ability to repay the loan or sell the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. Commercial and industrial loans are primarily secured by assets of the business, such as accounts receivable and inventory. Due to the nature of the collateral securing these loans, the liquidation of these assets may be problematic and costly. Commercial real estate owner occupied and non-owner occupied loans are secured by the underlying properties. The local economy and real estate market affect the appraised value of these properties which may impact the ultimate repayment of these loans. Land and development loans are primarily repaid by the sale of the developed properties or by conversion to a permanent term loan. These loans are dependent upon the completion of the project on time and within budget, which may be impacted by general economic conditions. The Company requires cash collateral in an interest reserve in order to extend credit on construction projects to mitigate the credit risk.

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

The allowance for loan losses was $33.8 million and $35.5 million at March 31, 2014 and December 31, 2013, respectively. The ratio of allowance for loan losses to gross loans held-for-investment was 1.62% at March 31, 2014 and 1.66% at December 31, 2013.

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

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Three Months Ended March 31, 2014
With no related allowance:
Commercial:
Commercial & industrial	$2,726	$2,801	$—	$2,315	$—	$—
CRE owner occupied	20,190	29,166	—	20,184	—	—
CRE non-owner occupied	1,339	1,343	—	986	—	—
Land and development	1,620	1,658	—	1,851	—	—
Consumer:
Home equity lines of credit	4,726	6,062	—	3,913	—	—
Home equity term loans	902	1,061	—	912	—	—
Residential real estate	4,164	5,039	—	4,183	—	—
Other	598	1,710	—	448	—	—

With an allowance recorded:
Consumer:
Other	25	27	16	25	—	—

Total commercial	$25,875	$34,968	$—	$25,336	$—	$—
Total consumer	$10,415	$13,899	$16	$9,481	$—	$—

For the Year Ended December 31, 2013
With no related allowance:
Commercial:
Commercial & industrial	$3,206	$3,281	$—	$1,884	$—	$—
CRE owner occupied	18,503	27,367	—	13,528	—	—
CRE non-owner occupied	1,969	2,251	—	66	—	—
Land and development	2,512	2,549	—	2,669	—	—
Consumer:
Residential real estate	2,569	3,135	—	1,689	—	—
Home Equity Lines of Credit	3,749	5,051	—	3,132	—	—
Home Equity Term Loans	1,238	1,456	—	918	—	—
Other	560	1,567	—	481	—	—

With an allowance recorded:
Commercial:
Commercial & industrial	$423	$425	$423	$73	$—	$—
CRE owner occupied	2,164	2,164	494	47	—	—
Consumer:
Other	26	27	17	16	—	—

Total commercial	$28,777	$38,037	$917	$18,267	$—	$—
Total consumer	$8,142	$11,236	$17	$6,236	$—	$—

In accordance with FASB ASC 310, those impaired loans which are collateral dependent do not result in a specific allowance for loan losses. Included in impaired loans at March 31, 2014 were six TDRs, all of which were collateral dependent. In addition, one of the TDRs at March 31, 2014 included a commitment to lend additional funds of $53 thousand as of March 31, 2014.

There were no new TDR agreements entered into during the three months ended March 31, 2014. The following table presents an analysis of the Company’s TDR agreements entered into during the three months ended March 31, 2013.

	Troubled Debt Restructurings
	For the Three Months Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate	1	$199	197

The following tables present information regarding the types of concessions granted on loans that were restructured during the three months ended March 31, 2013:

	Troubled Debt Restructurings
	For the Three Months Ended March 31, 2013
	Number of Contracts	Concession Granted
Residential real estate	1	Modified term debt to interest only for six month period.

During the three months ended March 31, 2014 and March 31, 2013, the Company did not have any TDR agreements that had subsequently defaulted that were entered into within the respective preceding twelve months. All TDRs are currently on non-accrual status.

The following table presents the Company’s distribution of risk ratings within the held-for-investment loan portfolio, segregated by class, as of March 31, 2014 and December 31, 2013:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non-owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other
As of March 31, 2014
Grade:
Pass	$379,426	$370,843	$560,266	$67,968	$177,472	$22,246	$320,163	$27,239
Special Mention	32,702	17,356	8,746	489	—	—	—	—
Substandard	24,981	40,745	14,853	1,618	7,464	1,066	6,782	1,630
Doubtful	—	—	—	—	—	—	—	25

Total	$437,109	$428,944	$583,865	$70,075	$184,936	$23,312	$326,945	$28,894

As of December 31, 2013
Grade:
Pass	$415,875	$407,486	$550,426	$61,303	$181,796	$24,016	$299,625	$29,994
Special Mention	37,064	17,741	9,464	494	—	—	—	—
Substandard	25,372	41,051	16,194	2,509	6,682	1,263	5,927	809
Doubtful	423	2,164	—	—	—	—	—	26

Total	$478,734	$468,442	$576,084	$64,306	$188,478	$25,279	$305,552	$30,829

The Company’s primary tool for assessing risk when evaluating a loan in terms of its underwriting, structure, documentation and eventual collectability is a risk rating system where the loan is assigned a numeric value. Behind each numeric category is a defined set of characteristics reflective of the particular level of risk.

The risk rating system is based on a fourteen point grade using a two-digit scale. The upper seven grades are for “pass” categories, the middle grade is for the “criticized” category, while the lower six grades represent “classified” categories which are equivalent to the guidelines utilized by the Office of the OCC.

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

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Loans 90 Days Past Due and Accruing
As of March 31, 2014
Commercial:
Commercial & industrial	$17,873	$119	$2,218	$20,210	$416,899	$437,109	$42
CRE owner occupied	4,422	2,359	3,221	10,002	418,942	428,944	—
CRE non-owner occupied	4,970	437	232	5,639	578,226	583,865	—
Land and development	—	—	1,620	1,620	68,455	70,075	—
Consumer:							—
Home equity lines of credit	2,579	1,437	3,564	7,580	177,356	184,936
Home equity term loans	1,058	165	451	1,674	21,638	23,312	—
Residential real estate	7,505	631	2,846	10,982	315,963	326,945	—
Other	1,514	251	233	1,998	26,896	28,894	—

Total	$39,921	$5,399	$14,385	$59,705	$2,024,375	$2,084,080	$42

As of December 31, 2013
Commercial:
Commercial & industrial	$9,149	$2,726	$3,452	$15,327	$463,407	$478,734	$—
CRE owner occupied	4,901	5,865	3,753	14,519	453,923	468,442	—
CRE non-owner occupied	899	4,661	1,070	6,630	569,454	576,084	—
Land and development	—	—	2,512	2,512	61,794	64,306	—
Consumer:
Home equity lines of credit	3,030	1,457	2,324	6,811	181,667	188,478	—
Home equity term loans	1,032	223	825	2,080	23,199	25,279	—
Residential real estate	12,776	1.927	1,086	15,789	289,763	305,552	—
Other	340	202	378	920	29,909	30,829	—

Total	$32,127	$17,061	$15,400	$64,588	$2,073,116	$2,137,704	$—

(6) Real Estate Owned

Real estate owned at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
Commercial properties	$1,227	$1,227
Residential properties	1,501	1,276
Bank properties	—	—

Total	$2,728	$2,503

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2014	$1,227	$1,276	$—	$2,503
Transfers into real estate owned	—	455	—	455
Sale of real estate owned	—	(223)	—	(223)
Reserve for losses in real estate owned	—	(7)	—	(7)

Ending balance, March 31, 2014	$1,227	1,501	—	2,728

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

The Company previously entered into interest rate swaps with a counterparty whereby the Company makes payments based on a fixed interest rate and receives payments from the counterparty based on a floating interest rate, both calculated based on the principal amount of the underlying subordinated note, without the exchange of the underlying principal. The Company no longer enters into these interest rate swap transactions, the last of which occurred in August 2007. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). The critical terms assessed by the Company for each hedge of subordinated notes include the notional amounts of the swap compared to the principal amount of the notes, expiration/maturity dates, benchmark interest rate, prepayment terms and cash payment dates. At March 31, 2014 and December 31, 2013, the total outstanding notional amount of these swaps was $20.4 million and $21.2 million, respectively. For each of these swap agreements, the floating rate is based on the one-month London Interbank Offered Rate (“LIBOR”) paid on the first day of the month which matches the interest payment date on each subordinated note. The expiration dates for these swap agreements range from August 1, 2014 to August 1, 2022 and are consistent with the underlying subordinated note maturities and the swaps had a fair value of $0 at inception. At hedge inception and on an ongoing basis, conditions supporting hedge effectiveness are evaluated. The Company believes that all conditions required in paragraph ASC 815-20-25-104 have been met, as all terms of the subordinated note and the interest rate swap match. Because the Company’s evaluations have concluded that the critical terms of the subordinated notes and the interest rate swaps meet the criteria outlined in ASC 815-20-25-104, the “short-cut” method of accounting is applied, which assumes there is no ineffectiveness of a hedging arrangement’s ability to hedge risk as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying subordinated notes, as described above. Because the hedging arrangement is considered perfectly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of March 31, 2014 and December 31, 2013.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at March 31, 2014 and December 31, 2013:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	March 31, 2014		December 31, 2013
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$20,380	$(1,346)	$21,172	$(1,632)

Summary of Interest Rate Swap Components

	March 31, 2014	December 31, 2013
Weighted average pay rate	6.93%	6.94%
Weighted average receive rate	2.04%	2.04%
Weighted average maturity in years	1.7	1.9

Customer Derivatives – Interest Rate Swaps/Floors. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $38 thousand and $504 thousand in fair value adjustment charges during the three months ended March 31, 2014 and 2013, respectively, which were included in the derivative credit valuation adjustment in the unaudited condensed consolidated statements of operations as a reduction to other income.

	March 31, 2014		December 31, 2013
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$239,517	$20,627	$251,207	$23,299
Other liabilities	(239,517)	(20,908)	251,207	(23,526)

In addition, the Company has entered into an interest rate floor sale transaction with one commercial customer. The Company entered into corresponding interest rate floor purchase transactions with a third party in order to offset its exposure on the variable and fixed components of the customer agreements. As the interest rate floors with both the customer and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate floors are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There were no fair value adjustments for the interest rate floor transactions for the three months ended March 31, 2014 and 2013. The combined notional amount of the two interest rate floors was $15.0 million and $15.2 million at March 31, 2014 and December 31, 2013, respectively. These transactions are recorded in other assets in the unaudited condensed consolidated statements of financial condition.

Interest rate lock commitments on residential mortgages. As a part of its normal residential mortgage operations, the Bank will enter into an interest rate lock commitment with a potential borrower. The Bank enters into a corresponding commitment to an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings in mortgage banking revenue, net in the unaudited condensed consolidated statements of operations to account for the net change in fair value of these transactions. For the three months ended March 31, 2014 and 2013, the Company recognized $4 thousand and $214 thousand, respectively, in negative fair value adjustments. The interest rate lock commitments are recorded at fair value in other assets in the unaudited condensed consolidated statements of financial condition. The fair value of the interest rate lock commitments was $115 thousand and $119 thousand at March 31, 2014 and December 31, 2013, respectively. The interest rate lock commitments had a total notional amount of $12.2 million for the held-for-sale pipeline at March 31, 2014.

(8) Deposits

Deposits consist of the following major classifications:

	March 31, 2014	December 31, 2013
Interest-bearing demand deposits	$1,146,368	$1,179,292
Non-interest-bearing demand deposits	561,578	561,006
Savings deposits	266,137	266,573
Time certificates under $100,000	289,677	300,309
Time certificates $100,000 or more	201,691	206,461
Brokered time deposits	107,994	107,930

Total	$2,573,445	$2,621,571

(9) (Loss) Earnings Per Share

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

(Loss) Earnings Per Share Computation

	For the Three Months Ended March 31,
	2014	2013
Net (loss) income	$(1,906)	$2,453
Average common shares outstanding	86,740,847	86,245,121
Net effect of dilutive common stock equivalents	—	125,314

Adjusted average shares outstanding—dilutive	86,740,847	86,370,435

Basic (loss) earnings per share	$(0.02)	$0.03
Diluted (loss) earnings per share	$(0.02)	$0.03

(10) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $33.4 million and $34.6 million at March 31, 2014 and December 31, 2013, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of March 31, 2014, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at March 31, 2014 and December 31, 2013 was $650 thousand and $454 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Reserve for Residential Mortgage Loans Sold with Recourse

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. As of March 31, 2014, the Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of March 31, 2014 and December 31, 2013 was $608 thousand and $647 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
	Total	Level 1	Level 2	Level 3
March 31, 2014
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,503	$2,503	$—	$—
U.S. Government agency securities	4,596	—	4,596	—
U.S. Government agency mortgage-backed securities	312,534	—	312,534	—
Other mortgage-backed securities	274	—	274	—
State and municipal securities	30,796	—	30,796	—
Trust preferred securities	8,616	—	—	8,616
Collateralized loan obligations	79,338	—	79,338	—
Other securities	748	748	—	—
Hedged commercial loans	21,804	—	21,804	—
Residential mortgage loans held-for-sale	16,048	—	16,048	—
Interest rate lock commitments on residential mortgages	115	—	—	115
Interest rate swaps	20,627	—	20,627	—
Interest rate floor	99	—	99	—
Liabilities:
Fair value interest rate swaps	1,346	—	1,346	—
Interest rate swaps	20,809	—	20,809	—
Interest rate floor	99	—	99	—
December 31, 2013
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,500	$2,500	$—	$—
U.S. Government agency securities	4,407	—	4,407	—
U.S. Government agency mortgage-backed securities	318,064	—	318,064	—
Other mortgage-backed securities	293	—	293	—
State and municipal obligations	30,453	—	30,453	—
Trust preferred securities	7,967	—	—	7,967
Collateralized loan obligations	73,229	—	73,229	—
Other securities	3,184	3,184	—	—
Hedged commercial loans	22,435	—	22,435	—
Residential loans held-for-sale	20,662	—	20,662	—
Interest rate lock commitments on residential mortgages	119	—	—	119
Interest rate swaps	23,299	—	23,299	—
Interest rate floor	132	—	132	—
Liabilities:
Fair value interest rate swaps	1,635	—	1,635	—
Interest rate swaps	23,526	—	23,526	—
Interest rate floor	132	—	132	—

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

Residential mortgage loans held-for-sale. The Company’s residential mortgage loans held-for-sale are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. The Company believes the fair value measurement of such loans reduces certain timing differences between related revenue and expense recognition in the Company’s financial statements and better aligns with the management of the portfolio from a business perspective. The fair value option allows the Company to record the mortgage loans held-for-sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held for sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $209 thousand as of March 31, 2014. Interest income on these loans is recognized in interest and fees on loans in the unaudited condensed consolidated statements of operations. There were no residential mortgage loans held-for-sale that were nonaccrual or 90 or more days past due as of March 31, 2014 or December 31, 2013.

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

The cash flow model for the pooled issue owned by the Company at March 31, 2014 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange (“NYSE”) or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 4.5% for the pooled security and 7.5% for the single issuer that is currently deferring interest payments. An increase or decrease of 3% in the discount rate on the pooled issue would result in a decrease of $1.6 million or an increase of $2.3 million in the security fair value, respectively. An increase or decrease of 3% in the discount on the single issuer would result in a decrease of $570 thousand or an increase of $913 thousand in the security fair value, respectively.

The following provides details of the Level 3 fair value measurement activity for the three months ended March 31, 2014 and 2013:

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Investment Securities

	For the Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$7,967	$5,882
Total gains, realized/unrealized:
Included in earnings	—	—
Included in accumulated other comprehensive income	649	421
Purchases	—	10,500
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers into Level 3	—	—

Balance, end of period	$8,616	$16,803

There were no transfers between the three levels for the three months ended March 31, 2014 and 2013. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Interest rate lock commitments on residential mortgages. The determination of the fair value of interest rate lock commitments is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The pull through percentage, which is based upon historical experience, was 75% as of March 31, 2014 and December 31, 2013, respectively. An increase or decrease of 20% in the pull through assumption would result in a positive or negative change of $31 thousand in the fair value of interest rate lock commitments at March 31, 2014. The fair value of interest rate lock commitments was $115 thousand at March 31, 2014 and $119 thousand at December 31, 2013.

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Interest Rate Lock Commitments on Residential Mortgages

	For the Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$119	$847
Total gains, realized/unrealized:
Included in earnings(1)	(4)	(214)
Included in accumulated other comprehensive income	—	—
Purchases	—	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers into Level 3	—	—

Balance, end of period	$115	$633

(1)	Amount included in mortgage banking revenue, net on the consolidated statements of operations.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, Small Business Administration (“SBA”) servicing assets, restricted equity investments, goodwill and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At March 31, 2014 and 2013, these assets were valued in accordance with GAAP and, except for impaired loans and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820. The related changes in fair value for the three months ended March 31, 2014 and 2013 are as follows:

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets
	Total	Level 1	Level 2	Level 3
March 31, 2014
Assets:
Impaired loans	$3,882	$—	$—	$3,882	$(997)
Real estate owned	376	—	—	376	(7)
March 31, 2013
Assets:
Impaired loans	$55,560	$—	$—	$55,560	$(3,896)
Real estate owned	154	—	—	154	(58)

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

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. Impaired loans with an aggregate gross carrying amount of $25 thousand and $14.6 million at March 31, 2014 and 2013, respectively, included specific reserves in the allowance for loan losses of $16 thousand and $1.5 million as the collateral underlying these loans had a fair value of $8 thousand and $13.1 million at March 31, 2014 and 2013, respectively. Charge-offs of $419 thousand were recorded on impaired loans with a specific reserve during the three months ended March 31, 2014, all of which related to loans which were fully charged off. There were no charge-offs for impaired loans with specific reserves during the three months ended March 31, 2013. Impaired loans with an aggregate carrying amount of $3.9 million and $42.4 million at March 31, 2014 and 2013, respectively, did not include specific reserves as the value of the underlying collateral was not below the carrying amount. However, these loans did include charge-offs of $578 thousand, of which $174 thousand related to loans that were fully charged off at March 31, 2014 and $2.4 million, of which $509 thousand related to loans which were fully charged off at March 31, 2013.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned also includes bank properties transferred from operations. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the three months ended March 31, 2014 and 2013, the Company recorded a decrease in fair value on commercial properties of $7 thousand and $58 thousand, respectively. These adjustments were based upon unobservable inputs, and therefore categorized as Level 3 measurements.

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$49,850	$49,850	$38,075	$38,075
Interest-earning bank balances	232,245	232,245	229,687	229,687
Restricted cash	26,000	26,000	26,000	26,000
Investment securities available for sale	439,405	439,405	440,097	440,097
Investment securities held to maturity	655	664	681	692
Loans receivable, net	2,028,508	1,925,661	2,079,732	1,964,856
Loans held-for-sale	16,048	16,048	20,662	20,662
Hedged commercial loans(1)	22,396	22,396	22,435	22,435
Restricted equity investments	16,664	16,664	17,019	17,019
Interest rate lock commitments on residential mortgages	115	115	119	119
Interest rate swaps	20,627	20,627	23,299	23,299
Interest rate floor	99	99	132	132
Liabilities:
Demand deposits	1,707,946	1,762,240	1,740,298	1,795,685
Savings deposits	266,137	271,797	266,573	272,264
Time deposits	599,362	599,631	614,700	615,735
Securities sold under agreements to repurchase – customers	471	471	478	478
Advances from FHLBNY	60,915	61,021	60,956	61,072
Junior subordinated debentures	92,786	63,904	92,786	63,747
Fair value interest rate swaps	1,348	1,348	1,632	1,632
Interest rate swaps	20,809	20,809	23,526	23,526
Interest rate floor	99	99	132	132

(1)	Includes positive market value adjustment of $1.3 million and $1.6 million at March 31, 2014 and December 31, 2013, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

Cash and cash equivalents. For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value. This is a Level 1 fair value input.

Restricted cash. For restricted cash, the carrying amount is a reasonable estimate of fair value. This is a Level 1 fair value input.

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

Restricted equity securities. Ownership in equity securities of Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”), FHLBNY and Atlantic Central Bankers Bank is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value. As these securities are not readily marketable, the fair value is based on Level 2 inputs.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

(12) Regulatory Matters

The Company is subject to risk-based capital guidelines adopted by the FRB for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under the requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum thresholds for Total Capital, Tier 1 Capital and Leverage (Tier 1 Capital divided by average assets) ratios (set forth in the table below) are maintained. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets and certain off-balance sheet items as calculated under regulatory practices.

The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices. The Company and the Bank were in compliance with these regulatory capital requirements of the FRB and the OCC as of March 31, 2014. As discussed below and elsewhere herein, additional capital requirements have been imposed on the Bank by the OCC, which the Bank was also in full compliance with as of March 31, 2014 and December 31, 2013.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter of 2010, the Company revised and implemented changes to policies and procedures pursuant to the OCC Agreement. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. As of March 31, 2014, the Bank’s brokered deposits represented 3.9% of its total liabilities.

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

The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At March 31, 2014, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.45%, its Tier 1 Capital ratio was 12.83%, and its Total Capital ratio was 14.08%.

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of March 31, 2014 and December 31, 2013.

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$329,930	14.87%	$177,526	8.00%	N/A
Sun National Bank	311,694	14.08	177,075	8.00	$221,344	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	282,992	12.75	88,763	4.00	N/A
Sun National Bank	283,943	12.83	88,538	4.00	132,807	6.00
Leverage ratio:
Sun Bancorp, Inc.	282,992	9.40	120,434	4.00	N/A
Sun National Bank	283,943	9.45	120,223	4.00	150,279	5.00
December 31, 2013
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$332,295	14.41%	$184,494	8.00%	N/A
Sun National Bank	314,107	13.65	184,070	8.00	$230,088	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	284,781	12.34	92,247	4.00	N/A
Sun National Bank	285,257	12.40	92,035	4.00	138,053	6.00
Leverage ratio:
Sun Bancorp, Inc.	284,781	8.99	126,682	4.00	N/A
Sun National Bank	285,257	9.02	126,479	4.00	158,099	5.00

(1)	Not applicable for bank holding companies.

At March 31, 2014 and December 31, 2013, although the Company and the Bank exceeded the regulatory minimum ratios for classification as “well capitalized,” due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.”

On July 2, 2013, the federal banking regulatory agencies, including the FRB and the OCC, approved the final Basel III capital rules for U.S. banking institutions. For further information regarding the Basel III capital rules, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Basel III Capital Rules,” which information is incorporated in this Note 12 in its entirety.

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the Bank would not be able to pay a dividend to the Company at March 31, 2014. Moreover, per the OCC Agreement and the Federal Reserve Bank requirements referenced above, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve Bank.

The Bank’s deposits are insured to applicable limits by the FDIC. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100,000 to $250,000.

FDIC assessment expense of $1.0 million was recognized during the three months ended March 31, 2014 and 2013, respectively.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2014, $70.9 million of a total of $90.0 million in capital securities qualified as Tier 1 with $19.1 million qualifying as Tier 2.

On December 10, 2013, the FRB, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule, which prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds. On January 14, 2014, these five federal agencies approved a related interim final rule pertaining to the ability of banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities. For further information regarding the Volcker Rule, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Volcker Rule,” which information is incorporated in this Note 12 in its entirety.

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

Actual future results may differ materially from our forward-looking statements, and we qualify all forward-looking statements by various risks and uncertainties we face, some of which are beyond our control, as well as the assumptions underlying the statements, including, among others, the following factors:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	market volatility;

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs;

•	the overall quality of the composition of our loan and securities portfolios;

•	the market for criticized and classified assets that we may sell;

•	legislative and regulatory changes, including the Dodd-Frank Act and impending regulations, changes in banking, securities and tax laws and regulations and their application by our regulators and changes in the scope and cost of FDIC insurance and other coverages;

•	the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the FRB;

•	inflation, interest rate, market and monetary fluctuations;

•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;

•	the effect of and our compliance with the terms of the OCC Agreement and the Federal Reserve Bank requirements as well as compliance with the individual minimum capital ratios established for the Bank by the OCC;

•	the results of examinations of us by the Federal Reserve Bank and of the Bank by the OCC, including the possibility that the OCC may, among other things, require the Bank to increase its allowance for loan losses or to write-down assets;

•	our ability to control operating costs and expenses;

•	our ability to manage delinquency rates;

•	our ability to retain key members of our senior management team;

•	the costs of litigation, including settlements and judgments;

•	the increased competitive pressures among financial services companies;

•	the timely development of and acceptance of new products and services and the perceived overall value of these products and services by businesses and consumers, including the features, pricing and quality compared to our competitors’ products and services;

•	technological changes;

•	acquisitions;

•	changes in consumer and business spending, borrowing and saving habits and demand for financial services in our market area;

•	adverse changes in securities markets;

•	the inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Financial Accounting Standards Board;

•	war or terrorist activities;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC; and

•	our success at managing the risks involved in the foregoing.

Some of these and other factors are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 , under “Item 1A Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as such sections may be amended or supplemented herein or in other filings pursuant to the Exchange Act. The development of any or all of these factors could have an adverse impact on our financial position and results of operations.

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

Tax Equivalent Net Interest Income:

This Quarterly Report on Form 10-Q references tax-equivalent interest income. Tax-equivalent interest income is a non-GAAP financial measure. Tax-equivalent interest income assumes a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended March 31, 2014 and 2013 were $166 thousand and $212 thousand, respectively. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. The following table provides a reconciliation of tax equivalent net interest income to GAAP net interest income using a 35% tax rate:

For the Three Months Ended:

March 31,	2014	2013
Net interest income, as presented	$21,392	$23,078
Effect of tax-exempt income	166	212

Net interest income, tax equivalent	$21,558	$23,290

Core Deposits:

Core deposits is calculated by excluding time deposits and brokered deposits from total deposits. The following table provides a reconciliation of core deposits to GAAP total deposits at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Total deposits	$2,573,445	$2,621,571
Less: Time deposits	491,368	506,770
Less: Brokered deposits	107,994	107,930

Core deposits	$1,974,083	$2,006,871

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in the tables are in thousands)

Overview

The Company is a bank holding company with an executive office in Mt. Laurel, New Jersey. The Bank is the Company’s principal subsidiary. Through the Bank, the Company provides commercial and consumer banking services. The Company offers a comprehensive array of lending, depository and financial services to its commercial and consumer customers throughout the marketplace. The Company funds its lending activities primarily through retail and brokered deposits, the scheduled maturities of its investment portfolio and other wholesale funding sources. As a financial institution with a primary focus on traditional banking activities, the Company generates the majority of its revenue through net interest income, which is defined as the difference between interest income earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon the Company’s ability to prudently manage the balance sheet for growth, combined with how successfully it maintains or increases net interest margin. The Company also generates revenue through fees earned on the various services and products offered to its customers and through sales of loans, primarily residential mortgages. Offsetting these revenue sources are provisions for credit losses on loans, operating expenses and income taxes.

At March 31, 2014, the Company had total assets of $3.04 billion, total liabilities of $2.79 billion and total shareholders’ equity of $248.9 million. The Company reported a net loss available to common shareholders of $1.9 million, or a loss of $0.02 per diluted share, for the quarter ended March 31, 2014.

The economic recovery has been slower than anticipated. Although interest rates have begun to rise slightly, they remained near historical lows. The unemployment rate in the U.S. declined to 6.3% in April 2014 from 6.7% in December 2013. Based upon initial estimates, the U.S. gross domestic product for the first quarter of 2014 increased at an annual rate of only 0.1% as compared to 2.6% growth in the fourth quarter of 2013. While consumer spending increased significantly due to increases in healthcare and utilities consumption, the slowing overall growth in the gross domestic product reflected a downturn in non-residential fixed investments as well as lower state and local government spending. The severe winter weather is believed to be the primary reason for this decline. At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank, growth in business activity was flat in the first quarter of 2014 due primarily to the extraordinary winter weather. While employment showed no growth in the first quarter of 2014, optimism remains about increased hiring in the future. In Northern New Jersey, business activity is expected to continue to increase at a slow pace. Overall, New Jersey’s unemployment rate remains one of the highest in the U.S. but has declined sharply in the past year to 7.2% as of March 2014 from 9.0% as of December 2012.

At its latest meeting in April 2014, the FRB decided to keep the Federal Funds target rate unchanged in a continued effort to help stimulate economic growth. Since December 2008, the FRB has kept the Federal Funds rate, a key indicator of short-term rates such as credit card rates and HELOC rates, at a range of 0.00%-0.25% with the intent of encouraging consumers and businesses to borrow and spend to help jump start the economy. The FRB expects to maintain the current target range through late 2014. However, some FRB officials have discussed the possibility of increasing rates as soon as 2015. While the FRB had previously considered a reduction in unemployment to 6.5% to be a signal to increase rates, that viewpoint has changed because a significant amount of the decrease in unemployment is associated with individuals exiting the workforce. In January 2014, the FRB’s tapering of its quantitative easing program began as monthly bond purchases were reduced by $10 billion to $75 billion per month. While recent indicators have suggested a weakening in the economy, it is still anticipated that this tapering will continue.

The continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the quarter ended March 31, 2014.

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

The Company adopted the fair value option on these loans which allows the Company to record the mortgage loans held-for-sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held-for-sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility as the amounts more closely offset, particularly in environments in which interest rates are declining. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $209 thousand as of March 31, 2014 and $312 thousand at December 31, 2013.

Interest rate lock commitments on residential mortgages. The Company enters into interest rate lock commitments on its residential mortgage loans originated for sale. The determination of the fair value of interest rate lock commitments is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The pull through percentage, which is based upon historical experience, was 75% as of March 31, 2014.

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

Recent Accounting Principles.

In January 2014, the FASB issued ASU 2014-4, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. For public entities, the amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update seek to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists by presenting the unrecognized tax benefit, or a portion of the unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward are not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. The Company has evaluated the impact of the adoption of this accounting standards update on its financial statements and determined that there currently is no impact to the Company’s presentation.

Financial Condition

Total assets were $3.04 billion at March 31, 2014 as compared to $3.09 billion at December 31, 2013. Loans receivable, net of allowance for loan losses, decreased $51.9 million to $2.05 billion at March 31, 2014 as compared to $2.10 billion at December 31, 2013. This was driven by a decrease of $67.6 million in commercial loans due primarily to commercial loan paydowns partially offset by consumer loan growth of $13.9 million, primarily residential real estate. Commercial loan production has been slow due to a competitive environment and the Company maintaining a very selective approach to new loan relationships. The Company has positioned itself to take advantage of a rising interest rate environment with an asset sensitive balance sheet.

Total liabilities decreased $52.6 million, or 1.9%, to $2.79 billion at March 31, 2014 compared to $2.84 billion at December 31, 2013. The decrease in total liabilities is primarily attributable to a decrease of $48.1 million in deposits. Shareholders’ equity increased $3.6 million, or 1.5%, to $248.9 million at March 31, 2014 as compared to $245.3 million at December 31, 2013, with the increase primarily attributable to a decrease in other comprehensive loss for the three months ended March 31, 2014 of $5.1 million and a decrease in treasury stock of $950 thousand due to common stock issuances out of treasury. These increases were partially offset by a net loss for the three months ended March 31, 2014 of $1.9 million and a decrease in additional paid-in capital of $618 thousand compared to December 31, 2013.

As of March 31, 2014, the Company had $48.7 million outstanding on 14 residential construction, commercial construction and land development relationships for which the agreements included interest reserves. As of December 31, 2013, the Company had $54.5 million outstanding on 17 residential construction, commercial construction and land development relationships for which the agreements included interest reserves. The total amount available in those reserves to fund interest payments was $3.3 million and $4.3 million at March 31, 2014 and December 31, 2013. There were no relationships with interest reserves which were on non-accrual status at March 31, 2014 and December 31, 2013. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at March 31, 2014 and December 31, 2013.

Table 1: Summary of Non-performing Assets and TDRs

	March 31, 2014	December 31, 2013
Non-performing assets:
Non-accrual loans	$29,387	$29,814
Troubled debt restructuring, non-accruing	8,017	8,163
Loans past due 90 days and accruing	42	—
Real estate owned, net	2,728	2,503

Total non-performing assets	$40,174	$40,480

The Company’s allowance for losses on loans decreased to $33.8 million, or 1.62% of gross loans held-for-investment, at March 31, 2014 from $35.5 million, or 1.66% of gross loans held-for-investment, at December 31, 2013. No provision for loan losses was recorded during the three months ended March 31, 2014 compared to provision of $171 thousand for the same period in 2013. The decrease in reserve balances is due to net charge-offs of $1.8 million. The charge-offs were primarily driven by two commercial and industrial loan relationships and one construction loan relationship resulting in $1.1 million of charge-offs. Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place to absorb losses inherent in the loan portfolio.

Total non-performing loans decreased $531 thousand to $37.4 million at March 31, 2014 from $38.0 million at December 31, 2013. Total non-accruing TDRs at March 31, 2014 were $8.0 million, a decrease of $149 thousand from December 31, 2013.

Real estate owned increased $225 thousand to $2.7 million at March 31, 2014 as compared to $2.5 million at December 31, 2013. During the three months ended March 31, 2014, the Company transferred three residential properties totaling $455 thousand from loans into real estate owned. During the same period, the Company recorded $7 thousand of write-downs of real estate owned relating to two residential properties. There were two residential properties with a total carrying amount of $223 thousand sold resulting in a net loss of $45 thousand. At March 31, 2014, the Company had 16 properties in the real estate owned portfolio.

The net deferred tax asset decreased $3.9 million from December 31, 2013 to a net deferred tax asset of $682 thousand at March 31, 2014 due to a decrease in the unrealized losses on investment securities. The Company maintains a valuation allowance of $119.6 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company and it is more likely than not that the full deferred tax asset will not be realized.

Investment securities available for sale decreased $692 thousand, or 0.2%, from $440.1 million at December 31, 2013 to $439.4 million at March 31, 2014 due to principal paydowns and normal amortization, partially offset by the purchase of $6.0 million of collateralized loan obligations. Investment securities held to maturity decreased $26 thousand, or 3.8%, from $681 thousand at December 31, 2013 to $655 thousand at March 31, 2014.

Other assets decreased $1.1 million, or 3.2%, to $32.6 million at March 31, 2014 from $33.7 million at December 31, 2013. This decrease was primarily the result of $2.4 million in market value adjustments on swap transactions recorded during the three months ended March 31, 2014. For more information on the Company’s financial derivative instruments, see Note 7 of the notes to unaudited condensed consolidated financial statements.

Total borrowings, excluding debentures held by trusts, decreased $120 thousand from $68.8 million at December 31, 2013 to $68.6 million at March 31, 2014.

Other liabilities decreased $4.4 million, or 7.4%, to $54.7 million at March 31, 2014 from $59.1 million at December 31, 2013. The decrease was primarily due to a decrease of $2.9 million in market value adjustments on swap transactions since December 31, 2013 and a decrease of $1.9 million relating to normal cash settlements with the Federal Reserve Bank.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

Overview. The Company’s net loss available to shareholders for the three months ended March 31, 2014 was $1.9 million, or a loss of $0.02 per common share, compared to net income of $2.5 million, or $0.03 per common share, for the same period in 2013. During the three months ended March 31, 2014 and 2013, the Company recorded mortgage banking revenue of $635 thousand and $3.4 million, respectively. This decrease was due to lower production volume during the three months ended March 31, 2014, in a higher interest rate environment.

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

Net interest income, on a tax-equivalent basis, decreased $1.7 million to $21.6 million for the three months ended March 31, 2014, from $23.3 million for the same period in 2013.

Tax equivalent interest income decreased $2.5 million, or 9.12%, from $27.3 million for the three months ended March 31, 2013, to $24.8 million for the three months ended March 31, 2014. Compared to the comparable prior year quarter, average total loans receivable decreased $211.7 million, which resulted in a decrease in interest income of $2.3 million and yield on total loans decreased 15 basis points, which resulted in a decrease in interest income of $776 thousand. This decrease was partially offset by an increase of $533 thousand in interest income from investments which was primarily due to an increase of 32 basis points in yield from the three months ended March 31, 2013 to the three months ended March 31, 2014.

Interest expense decreased $757 thousand, or 18.9%, for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease was primarily rate driven. The cost of interest-bearing deposit accounts decreased 10 basis points compared to the prior year period resulting in a decrease in interest expense of $734 thousand.

The interest rate spread and net interest margin for the three months ended March 31, 2014 were 2.95% and 3.07%, respectively, compared to 3.02% and 3.16%, respectively, for the same period in 2013.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended March 31, 2014 and 2013. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$1,560,442	$16,349	4.19%	$1,744,553	$18,959	4.35%
Home equity	187,052	1,762	3.77	204,311	1,906	3.73
Second mortgage	24,863	357	5.74	30,347	428	5.64
Residential real estate	331,443	2,958	3.57	330,916	3,071	3.71
Other	25,014	423	6.76	30,410	535	7.04

Total loans receivable	2,128,804	21,849	4.11	2,340,537	24,899	4.26
Investment securities(3)	457,737	2,818	2.46	428,024	2,285	2.14
Interest-earning bank balances	220,113	139	0.25	179,260	111	0.25

Total interest-earning assets	2,806,654	24,806	3.54	2,947,821	27,295	3.70

Non-interest earning assets:
Cash and due from banks	41,342			46,775
Restricted cash	26,000			26,000
Bank properties and equipment, net	48,605			50,363
Goodwill and intangible assets, net	38,852			40,983
Other assets	87,868			94,594

Total non-interest-earning assets	242,667			258,715

Total assets	$3,049,321			$3,206,536

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,149,460	$808	0.28%	$1,241,861	1,111	0.36%
Savings deposits	267,305	108	0.27	265,391	215	0.32
Time deposits	608,217	1,293	0.85	689,187	1,689	0.98

Total interest-bearing deposit accounts	2,024,982	2,281	0.45	2,196,439	3,015	0.55

Short-term borrowings:
Securities sold under agreements to repurchase—customers	404	—	—	2,926	1	0.14
Long-term borrowings:
FHLBNY advances (4)	60,929	313	2.05	61,160	316	2.07
Obligations under capital lease	7,293	123	6.75	7,572	126	6.66
Junior subordinated debentures	92,786	531	2.29	92,786	547	2.36

Total borrowings	161,412	967	2.40	164,444	990	2.41

Total interest-bearing liabilities	2,186,394	3,248	0.59	2,360,883	4,005	0.68

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	559,606			506,600
Other liabilities	52,375			75,983

Total non-interest bearing liabilities	611,981			582,583

Total liabilities	2,798,375			2,943,466
Shareholders’ equity	250,946			263,070

Total liabilities and shareholders’ equity	$3,049,321			$3,206,536

Net interest income		$21,558			$23,290

Interest rate spread (5)			2.95%			3.02%

Net interest margin (6)			3.07%			3.16%

Ratio of average interest-earning assets to average interest-bearing liabilities			128.37%			124.86%

(1)	Average balances include non-accrual loans and loans held-for-sale.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended March 31, 2014 and 2013 were $166 thousand and $212 thousand, respectively.
(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase—FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended March 31, 2014 vs. 2013
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(1,947)	$(663)	$(2,610)
Home equity lines of credit	(162)	18	(144)
Home equity term loan	(78)	7	(71)
Residential real estate	5	(118)	(113)
Other	(92)	(20)	(112)

Total loans receivable	(2,274)	(776)	(3,050)
Investment securities	166	367	533
Interest-earning deposits with banks	26	2	28

Total interest-earning assets	(2,082)	(407)	(2,489)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(78)	(225)	(303)
Savings deposits	1	(36)	(35)
Time deposits	(186)	(210)	(396)

Total interest-bearing deposit accounts	(263)	(471)	(734)

Short-term borrowings:
Securities sold under agreements to repurchase—customers	(1)	—	(1)
Long-term borrowings:
FHLBNY advances(2)	(1)	(2)	(3)
Obligations under capital lease	(5)	2	(3)
Junior subordinated debentures	—	(15)	(15)

Total borrowings	(7)	(15)	(22)

Total interest-bearing liabilities	(270)	(486)	(756)

Net change in net interest income	$(1,812)	$79	$(1,733)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

Provision for Loan Losses. The Company recorded no provision expense for loan losses during the three months ended March 31, 2014, as compared to provision expense of $171 thousand for the same period in 2013. The Company’s total loans receivable before allowance for loan losses, or gross loans receivable, decreased $53.6 million, or 2.5%, to $2.08 billion at March 31, 2014 as compared to $2.4 billion at December 31, 2013. In addition, total non-performing loans decreased $531 thousand from $38.0 million at December 31, 2013 to $37.4 million at March 31, 2014. The ratio of allowance for loan losses to gross loans held-for-investment was 1.62% at March 31, 2014 as compared to 1.66% at December 31, 2013. Net charge-offs for the three months ended March 31, 2014 were $1.8 million as compared to net recoveries of $1.1 million during the same period in 2013.

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

Non-Interest Income. Non-interest income decreased $5.9 million to $4.9 million for the three months ended March 31, 2014, as compared to $10.9 million for the same period in 2013. This decrease was primarily attributable to a decrease in mortgage banking revenue, net of $2.8 million due to a decline in residential mortgage production volume resulting from rising interest rates as well as a $3.5 million decline in the gain on sale of available for sale securities as no investments were sold in the three months ended March 31, 2014.

Non-Interest Expense. Non-interest expense decreased $3.4 million to $27.9 million for the three months ended March 31, 2014 as compared to $31.3 million for the same period in 2013. This decrease was primarily due to a decrease in salaries and employee benefits expense of $1.4 million combined with decreases in commission expense of $1.1 million and professional fees of $1.2 million.

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

The major source of the Company’s funding on a consolidated basis is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained in a variety of wholesale funding sources as well, including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other securities and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes; however, this funding source is currently limited to 6.0% of the Bank’s total liabilities in accordance with a written agreement between the Bank and the OCC and the OCC’s subsequent approved increase in the limit, as discussed later in this section. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. Deposit rates continued to decrease in 2014, but at a rate slower than in previous quarters. Core deposits, which exclude all certificates of deposit, decreased by $66.4 million to $1.97 billion, or 76.7% of total deposits at March 31, 2014, as compared to $2.01 billion, or 76.6% of total deposits at December 31, 2013. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $153.2 million, of which none was utilized, and the FHLBNY of approximately $189.6 million, of which $60.9 million was utilized. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $35.0 million, of which none were utilized as of March 31, 2014. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of March 31, 2014, the Company had a par value of $223.1 million and $182.1 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company’s primary uses of funds are the origination of loans, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending March 31, 2015 total $368.6 million, or approximately 61.51% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At March 31, 2014, the Bank’s brokered deposits represented 3.9% of its total liabilities.

Management is taking all necessary actions to ensure the Bank becomes fully compliant with all requirements of the OCC Agreement and the Federal Reserve Bank requirements discussed above.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At March 31, 2014, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.45%, Tier 1 Capital ratio was 12.83%, and Total Capital ratio was 14.08%.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of March 31, 2014:

Table 4: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$329,930	14.87%	$177,526	8.00%	N/A
Sun National Bank	311,694	14.08	177,075	8.00	$221,344	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	282,992	12.75	88,763	4.00	N/A
Sun National Bank	283,943	12.83	88,538	4.00	132,807	6.00
Leverage ratio:
Sun Bancorp, Inc.	282,992	9.40	120,434	4.00	N/A
Sun National Bank	283,943	9.45	120,223	4.00	150,279	5.00

(1)	Not applicable for bank holding companies.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2014, $70.9 million of a total of $90.0 million in capital securities qualified as Tier 1 with $19.1 million qualifying as Tier 2.

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

Dividend Restrictions

The ability of the Bank to pay dividends to the Company is governed by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the Bank was not able to pay a dividend to the Company at March 31, 2014. Moreover, per the OCC Agreement and the Federal Reserve Bank requirements, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve Bank.

Volcker Rule

On December 10, 2013, the FRB, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. These prohibitions impact the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading.

The final Volcker Rule regulations do provide certain exemptions allowing banking entities to continue underwriting, market-making and hedging activities and trading certain government obligations, as well as various exemptions and exclusions from the definition of “covered funds.” However, the level of required compliance activity depends on the size of the banking entity and the extent of its trading.

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At March 31, 2014, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $5.9 million. This pool was included in the non-exclusive list of issuers that meet the requirements of the interim final rule released by the agencies. On April 17, 2014 the FRB released guidance stating that it would extend the conformance period for banks holding collateralized loan obligations by two years to July 2017.

At March 31, 2014, the Bank had 13 collateralized loan obligation securities with an amortized cost of $79.9 million and an estimated fair value of $79.3 million. These securities are subject to the provisions of the Volcker Rule. However, a final determination has yet to be made on whether banks will be required to divest these investments. Discussion has been ongoing among the regulators, Congress and the investors in collateralized loan obligations. Based on the current status of these discussions and through the Bank’s communication with its investment advisors, the Bank’s management believes it will either be able to hold these collateralized loan obligation investments in its portfolio or have them modified such that the perceived risk will be adequately eliminated.

At March 31, 2014, the Bank had one non-rated single issuer security with an amortized cost of $3.8 million and an estimated fair value of $2.7 million. This security is not subject to the provisions of the Volcker Rule.

See Note 12 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at March 31, 2014 was $33.4 million and the portion of the exposure not covered by collateral was approximately $722 thousand. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at March 31, 2014 and December 31, 2013 was $650 thousand and $454 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. As of March 31, 2014, the Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 460, Guarantees. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of March 31, 2014 and December 31, 2013 was $608 thousand and $647 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

At March 31, 2014, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $470.8 million representing a positive one-year gap ratio of 15.49%. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at March 31, 2014 shows a position that is relatively neutral to interest rates with a more negative bias as rates decrease. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 5 provides the Company’s estimated earnings sensitivity profile versus the most likely rate forecast as of March 31, 2014. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 5: Sensitivity Profile

Change in Interest Rates (Basis Points)	Percentage Change in Net Interest Income Year 1
+200	4.6%
+100	2.1%
-100	(1.1)%
-200	(2.4)%

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

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended December 31, 2013 previously filed with the Securities and Exchange Commission.

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

Sun Bancorp, Inc.
Registrant

Date: May 09, 2014	/s/ Sidney R. Brown
Sidney R. Brown
Chairman, Interim President and Chief Executive Officer
(Duly Authorized Representative)

Date: May 09, 2014	/s/ Thomas R. Brugger
Thomas R. Brugger
Executive Vice President and
Chief Financial Officer
(Duly Authorized Representative)