Form 10-Q
period 2014-06-30
SUN BANCORP INC /NJ/
filed 2014-08-08
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-20957

SUN BANCORP, INC.

(Exact name of registrant as specified in its charter)

New Jersey	52-1382541
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

350 Fellowship Road, Suite 101, Mount Laurel, New Jersey 08054

(Address of principal executive offices)

(Zip Code)

(856) 691-7700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

N/A

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

Common Stock, $1.00 Par Value – 87,214,891 Shares Outstanding at August 5, 2014

Exhibit 3.1 Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc.

Exhibit 3.2 Amended and Restated Bylaws of Sun Bancorp, Inc.

Exhibit 4.1 Common Security Specimen

Exhibit 31(a) Section 302 Certification of CEO

Exhibit 31(b) Section 302 Certification of Chief Financial Officer

Exhibit 32 Section 906 Certifications

Exhibit 101. INS XBRL Instance Document

Exhibit 101. SCH XBRL Taxonomy Extension Schema Document

Exhibit 101. CAL XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101. LAB XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101. PRE XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101. DEF XBRL Taxonomy Definition Linkbase Document

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$49,384	$38,075
Interest-earning bank balances	281,056	229,687

Cash and cash equivalents	330,440	267,762
Restricted cash	26,000	26,000
Investment securities available for sale (amortized cost of $437,558 and $452,023 at June 30, 2014 and December 31, 2013, respectively)	437,027	440,097
Investment securities held to maturity (estimated fair value of $645 and $692 at June 30, 2014 and December 31, 2013, respectively)	636	681
Loans receivable (net of allowance for loan losses of $28,392 and $35,537 at June 30, 2014 and December 31, 2013, respectively)	1,827,724	2,102,167
Loans held-for-sale, at fair value	9,410	20,662
Loans held-for-sale, at lower of cost or market	19,761	—
Branch assets held-for-sale	34,058	—
Restricted equity investments, at cost	16,388	17,019
Bank properties and equipment, net	42,359	49,095
Real estate owned, net	1,327	2,503
Accrued interest receivable	6,276	7,112
Goodwill	38,188	38,188
Intangible assets, net	238	805
Deferred taxes, net	—	4,575
Bank owned life insurance (BOLI)	78,166	77,236
Other assets	26,660	33,651

Total assets	$2,894,658	$3,087,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,272,765	$2,621,571
Deposits held-for-sale	160,769	—
Securities sold under agreements to repurchase—customers	670	478
Advances from the Federal Home Loan Bank of New York (FHLBNY)	60,873	60,956
Obligations under capital lease	7,191	7,331
Junior subordinated debentures	92,786	92,786
Deferred taxes, net	796	—
Other liabilities	71,152	59,094

Total liabilities	2,667,002	2,842,216

Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized; 88,761,735 shares issued and 87,192,007 shares outstanding at June 30, 2014; 88,711,035 shares issued and 86,714,414 shares outstanding at December 31, 2013	88,757	88,711
Additional paid-in capital	502,104	506,719
Retained deficit	(344,108)	(317,954)
Accumulated other comprehensive loss	(315)	(7,055)
Deferred compensation plan trust	(599)	(522)
Treasury stock at cost, 1,569,728 shares at June 30, 2014; and 1,996,621 shares at December 31, 2013	(18,183)	(24,562)

Total shareholders’ equity	227,656	245,337

Total liabilities and shareholders’ equity	$2,894,658	$3,087,553

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$21,067	$23,945	$42,916	$48,844
Interest on taxable investment securities	2,193	1,225	4,443	2,769
Interest on non-taxable investment securities	308	324	617	718
Dividends on restricted equity investments	209	217	441	463

Total interest income	23,777	25,711	48,417	52,794

INTEREST EXPENSE
Interest on deposits	2,188	2,945	4,469	5,960
Interest on funds borrowed	443	444	879	887
Interest on junior subordinated debentures	534	546	1,065	1,093

Total interest expense	3,165	3,935	6,413	7,940

Net interest income	20,612	21,776	42,004	44,854
PROVISION FOR LOAN LOSSES	14,803	(1,883)	14,803	(1,712)

Net Interest income after provision for loan losses	5,809	23,659	27,201	46,566

NON-INTEREST INCOME
Service charges on deposit accounts	2,215	2,250	4,366	4,479
Mortgage banking revenue, net	529	5,601	1,164	9,005
Gain on sale of investment securities	50	—	50	3,487
Investment products income	715	728	1,332	1,407
BOLI income	469	486	930	934
Derivative credit valuation adjustment	(1,162)	6	(1,200)	(498)
Other	1,161	1,187	2,284	2,326

Total non-interest income	3,977	10,258	8,926	21,140

NON-INTEREST EXPENSE
Salaries and employee benefits	15,992	13,019	28,876	27,311
Commission expense	811	2,556	1,708	4,597
Occupancy expense	3,552	3,081	7,818	6,657
Equipment expense	2,356	1,830	4,105	3,689
Data processing expense	1,281	1,027	2,478	2,026
Amortization of intangible assets	283	541	567	1,462
Insurance expense	1,358	1,542	2,825	2,972
Professional fees	2,353	4,761	3,839	7,408
Advertising expense	523	698	1,109	1,251
Problem loan expense	566	1,023	1,198	1,822
Real estate owned expense, net	702	1,255	846	1,489
Office supplies expense	285	191	536	420
Other	3,615	1,715	5,660	3,471

Total non-interest expense	33,677	33,239	61,565	64,575

(LOSS) INCOME BEFORE INCOME TAXES	(23,891)	678	(25,438)	3,131
INCOME TAX EXPENSE	357	—	716	—

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(24,248)	$678	$(26,154)	$3,131

Basic (loss) earnings per share	$(0.28)	$0.01	$(0.30)	$0.04

Diluted (loss) earnings per share	$(0.28)	$0.01	$(0.30)	$0.04

Weighted average shares—basic	87,089,147	86,323,099	86,915,959	86,284,325

Weighted average shares—diluted	87,089,147	86,356,796	86,915,959	86,357,968

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(24,248)	$678	$(26,154)	$3,131
Other Comprehensive Income, net of tax
Unrealized (losses) gains on securities:
Unrealized holding gains (losses) arising during period	$1,593	$(4,084)	$6,710	$(3,033)
Less: reclassification adjustment for gains included in net income	30	(5)	30	(2,042)
Other comprehensive (loss) income	1,623	(4,089)	6,740	(5.075)

COMPREHENSIVE (LOSS) INCOME	$(22,625)	$(3,411)	$(32,894)	$(1,944)

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
BALANCE, JANUARY 1, 2013	$—	$88,301	$506,537	$(308,011)	$2,186	$(256)	$(26,162)	$262,595
Net income	—	—	—	3,131	—	—	—	3,131
Other comprehensive loss	—	—	—	—	(5,075)	—	—	(5,075)
Issuance of common stock	—	227	519	—	—	(86)	—	660
Stock-based compensation	—	44	309	—	—	—	—	353

BALANCE, June 30, 2013	$—	$88,572	$507,365	$(304,880)	$(2,889)	$(342)	$(26,162)	$261,664

BALANCE, JANUARY 1, 2014	$—	$88,711	$506,719	$(317,954)	$(7,055)	$(522)	$(24,562)	$245,337
Net loss	—	—	—	(26,154)	—	—	—	(26,154)
Other comprehensive income	—	—	—	—	6,740	—	—	6,740
Issuance of common stock	—	46	(4,949)	—	—	(77)	6,481	1,501
Stock-based compensation	—	—	(115)	—	—	—	347	232

BALANCE, June 30, 2014	$—	$88,757	$501,655	$(344,108)	$(315)	$(599)	$(17,734)	$227,656

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net (loss) income	$(26,154)	$3,131
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,803	(1,712)
Decrease in reserve for unfunded commitments	(24)	(125)
Depreciation, amortization and accretion	3,428	5,759
Impairment of bank properties and equipment and real estate owned	511	369
Loss on sale of real estate owned	323	564
Net gain on sales and calls of investment securities available-for-sale	(50)	(3,498)
Gain on sale of mortgage loans	(958)	(7,724)
Gain on bulk sale of jumbo residential mortgage loans, net	(134)	(2,363)
Change in fair value of residential mortgage loans held-for-sale	34	1,039
(Increase) decrease in fair value of interest rate lock commitments	(106)	43
Derivative credit valuation adjustments	(113)	524
Increase in cash surrender value of BOLI	(930)	(934)
Deferred income taxes	716	—
Stock-based compensation	232	352
Shares contributed to employee benefit plans	1,578	746
Mortgage loans originated for sale	(50,288)	(306,636)
Proceeds from the sale of mortgage loans	55,931	370,441
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	836	1,237
Other assets	713	3,438
Other liabilities	8,698	(10,591)

Net cash provided by operating activities	9,046	54,060

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(22,363)	(94,250)
Net redemption of restricted equity securities	631	644
Proceeds from maturities, prepayments or calls of investment securities available for sale	28,325	62,674
Proceeds from maturities, prepayments or calls of investment securities held to maturity	44	56
Proceeds from the sale of investment securities available-for-sale	18,276	125,355
Proceeds from sale of commercial real estate loans	57,147	20,771
Proceeds from sale of repossessed assets	80	152
Proceeds from bulk sale of jumbo residential mortgage loans	46,729	99,837
Cash transferred to branch assets held-for-sale	(1,507)	—
Return of surrender value of BOLI	—	1,504
Net decrease (increase) in loans	114,058	(6,249)
Purchases of bank properties and equipment	(769)	(943)
Proceeds from sale of real estate owned	1,155	2,119

Net cash provided by investing activities	241,806	211,670

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(188,143)	8,814
Net issuances (redemptions) of securities sold under agreements to repurchase—customer	192	(1,406)
Repayments of advances from FHLBNY	(83)	(378)
Repayment of obligations under capital leases	(140)	(137)

Net cash (used in) provided by financing activities	(188,174)	6,893

NET INCREASE IN CASH AND CASH EQUIVALENTS	62,678	272,623
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	267,762	143,616

CASH AND CASH EQUIVALENTS, END OF PERIOD	$330,440	$416,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,629	$7,561
Income taxes paid	—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Trade date liability from purchase of investment securities	9,975	94,509
Obligations to purchase investment securities	—	10,500
Transfer of loans and bank property to real estate owned	567	2,070

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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report on Form 10-K of Sun Bancorp, Inc. (the “Company”) for the year ended December 31, 2013. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment on investment securities, goodwill, intangible assets, income taxes, stock-based compensation and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Prior Period Revision. Previously, the Company presented restricted cash, with respect to amounts held as collateral against letters of credit, in “Cash and due from banks” on the consolidated statements of financial condition. During the fourth quarter of 2013, the Company identified that certain of these balances should be classified as restricted cash. The table below reports the impact of these revisions to the consolidated statements of cash flows for the six months ended June 30, 2013:

Six Months Ended June 30,	Revised 2013	As reported 2013
Cash and cash equivalents, beginning of year	$143,616	$169,616
Cash and cash equivalents, end of period	416,239	442,239

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

Loans Held-For-Sale. Loans held-for-sale totaled $29.2 million and $20.7 million at June 30, 2014 and December 31, 2013, respectively. The balance at June 30, 2014 and December 31, 2013 includes $9.4 million and $20.7 million, respectively, of residential mortgages originated with the intent to sell which were recorded at fair value. At June 30, 2014, loans held-for-sale also includes $19.8 million of consumer loans identified for sale out of the portfolio and recorded at lower of cost or market.

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

Goodwill and Intangible Assets. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tests goodwill for impairment annually as of December 31, unless circumstances indicate that a test is required at an earlier date. The Company elected to not apply the qualitative evaluation option permitted under Accounting Standards Update (“ASU”) 2011-8, Intangibles – Goodwill and Other (Topic 35): Testing Goodwill for Impairment issued in September 2011. Therefore, the Company utilizes the two-step goodwill impairment test outlined in FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”). Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment, or one level below an operating segment, as defined in FASB ASC 280. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. At December 31, 2013, the Company performed its annual goodwill impairment test, and step one of the analysis indicated that the Company’s fair value was greater than its carrying value; therefore, the Company’s goodwill was not impaired at December 31, 2013. Nothing has occurred since that time to suggest that an impairment exists at June 30, 2014. The carrying amount of goodwill totaled $38.2 million at June 30, 2014 and December 31, 2013.

Intangible assets, net on the consolidated statements of financial condition, consist of core deposit intangibles, net of accumulated amortization from the Bank’s previous acquisitions. Core deposit intangibles are amortized using the straight-line method based on the characteristics of the particular deposit type and are evaluated annually for impairment.

Bank Owned Life Insurance (“BOLI”). The Company has purchased life insurance policies on certain key employees. These policies are recorded at their cash surrender value, or the amount that can be realized in accordance with FASB ASC 325-30, Investments in Insurance Contracts. At June 30, 2014, the Company had $26.6 million invested in a general account and $51.6 million in a separate account, for a total BOLI cash surrender value of $78.2 million. The BOLI separate account is invested in a mortgage-backed securities fund, which is managed by an independent investment firm. Pricing volatility of these underlying instruments may have an impact on investment income; however, the fluctuations would be partially mitigated by a stable value wrap agreement which is a component of the separate account. Income from these policies and changes in the cash surrender value are recorded in BOLI income of the unaudited condensed consolidated statements of operations.

Income Taxes. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the unaudited condensed consolidated statements of operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment is applied when addressing the requirements of FASB ASC 740. At June 30, 2014, the Company had a valuation allowance of $131.0 million against its gross deferred tax asset. As the Company remained in a cumulative loss position, the deferred tax valuation allowance is still appropriate at June 30, 2014. The net deferred tax liability of $796 thousand in the unaudited condensed consolidated statements of financial condition at June 30, 2014 primarily represents the tax liability created from the goodwill amortization recorded for tax purposes and not for book. For those securities in an unrealized loss position, the Company intends to hold these securities until maturity or until such time that they are in an unrealized gain position and therefore, the deferred tax asset is considered appropriate.

Mortgage Banking Revenue, Net. Mortgage banking revenue, net includes revenues associated with the sale of residential mortgage loans originated with the intent to sell, net of recourse liability provision as well as gain on bulk sales of jumbo residential mortgage loans. The components of this line item are as follows:

	For the Six Months Ended June 30,
	2014	2013
Gains on the sale of residential mortgage loans	$1,418	$7,924
Gain on bulk sale of jumbo residential mortgage loans	134	2,363
Market value adjustment on loans held-for-sale	(34)	(1,039)
Fair value adjustment on interest rate lock commitments	106	(43)
Recourse liability provision	(460)	(200)

Mortgage banking revenue, net	$1,164	$9,005

	For the Three Months Ended June 30,
	2014	2013
Gains on the sale of residential mortgage loans	$649	$3,818
Gain on bulk sale of jumbo residential mortgage loans	131	1,507
Market value adjustment on loans held-for-sale	70	205
Fair value adjustment on interest rate lock commitments	110	171
Recourse liability provision	(430)	(100)

Mortgage banking revenue, net	$530	$5,601

Accumulated Other Comprehensive Income. The Company classifies items of accumulated comprehensive income by their nature and displays the details of other comprehensive income in the unaudited condensed consolidated statements of comprehensive income. Amounts categorized as comprehensive loss/income represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment (“OTTI”) loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income (loss) for the period. These reclassifications for the three and six months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30,
	2014			2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain (loss) on securities available for sale during the period	$2,695	$(1,102)	$1,593	$(6,904)	$2,820	$(4,084)
Reclassification adjustment for net gains included in net income(1)	50	(20)	30	(9)	4	(5)

Net unrealized gain on securities available for sale	$2,745	$(1,122)	$1,623	$(6,913)	$2,824	$(4,089)

(1)	All amounts are included in gain on sale of investment securities in the unaudited condensed consolidated statements of operations.

	For the Six Months Ended June 30,
	2014			2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain (loss) on securities available for sale during the period	$11,345	$(4,635)	$6,710	$(5,127)	$2,094	$(3,033)
Reclassification adjustment for net gains included in net income(1)	50	(20)	30	(3,452)	1,410	(2,042)

Net unrealized gain on securities available for sale	$11,395	$(4,655)	$6,740	$(8,579)	$3,504	$(5,075)

(1)	All amounts are included in gain on sale of investment securities in the unaudited condensed consolidated statements of operations.

Recent Accounting Principles.

In June 2014, the FASB issued ASU 2014-11: Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The accounting changes in the amendment affect all entities that enter into repurchase-to-maturity transactions or repurchase financings. The amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty which will result in secured borrowing accounting for the repurchase agreement. All entities are subject to new disclosure requirements for certain transactions that involve a transfer of a financial asset accounted for as a sale. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606): Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40), Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Background Information and Basis for Conclusions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the considerations to which the entity expects to be entitled in exchange for those goods or services. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

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

(2) Branch Sale

On July 2, 2014 the Company entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Sturdy Savings Bank, pursuant to which the Bank agreed to sell certain assets and assume certain liabilities relating to seven branch offices in and around Cape May County, New Jersey. The Purchase Agreement provides for a purchase price equal to the sum of a deposit premium of 8.765% of the average daily closing balance of deposits for the 31 days prior to the closing date, the Company’s carrying amount of loans identified and approved by both parties, the aggregate amount of cash on hand and accrued interest on the loans acquired.

The Purchase Agreement contains certain customary representations, warranties, indemnities and covenants of the parties, and is subject to termination in certain circumstances. The transaction is expected to be completed during the first quarter of 2015, subject to regulatory approvals and customary closing conditions.

The following summarizes the branch assets and liabilities classified as held-for-sale at June 30, 2014 related to the Purchase Agreement:

Assets:
Cash	$1,507
Loans held-for-sale	28,543
Properties and equipment, net	4,008

Total branch assets held-for-sale	$34,058

Liabilities:
Deposits held-for-sale	$160,769

(3) Stock-Based Compensation

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

Activity in the stock option plans for the six months ended June 30, 2014 and June 30, 2013 was as follows:

Summary of Options Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2014	1,491,538	$7.36	1,249,267
Granted	215,972	3.35	—
Exercised	(617)	3.10	—
Forfeited	(70,570)	3.40	—
Expired	(439,436)	8.78	—

June 30, 2014	1,196,887	$6.35	855,308
Options vested or expected to vest(1)	1,130,575	$6.52	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2013	1,785,157	$7.35	1,178,775
Granted	83,610	3.57	—
Exercised	—	—	—
Forfeited	(13,698)	3.64	—
Expired	—	—	—

June 30, 2013	1,855,069	$7.21	1,336,893
Options vested or expected to vest(1)	1,814,294	$7.28	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 6.1 years for Options outstanding and 5.0 years for Options exercisable as of June 30, 2014.

At June 30, 2014, the aggregate intrinsic value was $278 thousand for Options outstanding and $64 thousand for Options exercisable.

During the six months ended June 30, 2014 and 2013, the Company granted 215,972 Options and 83,610 Options, respectively. In accordance with FASB ASC 718, the fair value of the Options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of an Option is estimated using historical exercise behavior of employees at a particular level of management who were granted Options with a comparable term. The Options have historically been granted with a 10 year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the Options for the six months ended June 30, 2014 and 2013 are as follows:

	For the Six Months Ended June 30,
	2014	2013
Weighted average fair value of Options granted	$1.45	$1.84
Weighted average risk-free rate of return	1.16%	0.76%
Weighted average expected option life in months	49	59
Weighted average expected volatility	55%	62%
Expected dividends(1)	$—	$—

(1)	To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested Stock Award activity during the six months ended June 30, 2014 and June 30, 2013 are presented in the following tables:

Summary of Nonvested Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Awards outstanding, January 1, 2014	431,834	$3.13
Issued	112,180	3.43
Vested	(20,643)	3.39
Forfeited	(47,188)	3.06

Nonvested Stock Awards outstanding, June 30, 2014	476,183	$3.19

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Awards outstanding, January 1, 2013	639,037	$3.30
Issued	20,643	3.39
Vested	(73,336)	4.60
Forfeited	(28,733)	3.03

Nonvested Stock Awards outstanding, June 30, 2013	557,611	$3.14

There were 112,180 shares of nonvested Stock Awards issued during the six months ended June 30, 2014 and 20,643 nonvested Stock Awards issued during the six months ended June 30, 2013. The value of these shares is based upon the closing price of the common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the nonvested Stock Awards issued.

Total compensation expense recognized related to Options and nonvested Stock Awards, including that for non-employee directors, during the three and six months ended June 30, 2014 was $102 thousand and $232 thousand, respectively, as compared to $218 thousand and $456 thousand, respectively, for the three and six months ended June 30, 2013. As of June 30, 2014, there was approximately $387 thousand and $1.1 million of total unrecognized compensation cost related to Options and nonvested Stock Awards, respectively. The cost of the Options and Stock Awards is expected to be recognized over a weighted average period of 3.7 years and 2.5 years, respectively.

(4) Investment Securities

The amortized cost of investment securities and the approximate fair value at June 30, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
Available for sale:
U.S. Treasury securities	$2,497	$5	$—	$2,502
U.S. Government agency securities	4,971	—	(242)	4,729
U.S. Government agency mortgage-backed securities	296,732	2,834	(1,574)	297,992
Other mortgage-backed securities	271	2	—	273
State and municipal securities	28,976	2,036	—	31,012
Trust preferred securities	12,627	—	(3,154)	9,473
Collateralized loan obligations	71,922	21	(459)	71,484
Other securities	19,562	—	—	19,562

Total available for sale	437,558	4,898	(5,429)	437,027

Held to maturity:
U.S. Government agency mortgage-backed securities	386	9	—	395
Other securities	250	—	—	250

Total held to maturity	636	9	—	645

Total investment securities	$438,194	$4,907	$(5,429)	$437,672

December 31, 2013
Available for sale:
U.S. Treasury securities	$2,496	$4	$—	$2,500
U.S. Government agency securities	4,969	—	(562)	4,407
U.S. Government agency mortgage-backed securities	325,316	1,043	(8,295)	318,064
Other mortgage-backed securities	277	16	—	293
State and municipal obligations	29,240	1,213	—	30,453
Trust preferred securities	12,626	—	(4,659)	7,967
Collateralized loan obligations	73,915	—	(686)	73,229
Other securities	3,184	—	—	3,184

Total available for sale	452,023	2,276	(14,202)	440,097

Held to maturity:
U.S. Government agency mortgage-backed securities	431	11	—	442
Other securities	250	—	—	250

Total held to maturity	681	11	—	692

Total investment securities	$452,704	$2,287	$(14,202)	$440,789

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2014
U.S. Government agency securities	$—	$—	$4,729	$(242)	$4,729	$(242)
U.S. Government agency mortgage-backed securities	60,464	(267)	40,226	(1,307)	100,690	(1,574)
Trust preferred securities	—	—	9,473	(3,154)	9,473	(3,154)
Collateralized loan obligations	17,301	(149)	22,190	(310)	39,491	(459)

Total	$77,765	$(416)	$76,618	$(5,013)	$154,383	$(5,429)

December 31, 2013
U.S. Government agency securities	$—	$—	$4,407	$(562)	$4,407	$(562)

U.S. Government agency mortgage-backed securities	246,348	(7,374)	7,961	(921)	254,309	(8,295)
Trust preferred securities	—	—	7,967	(4,659)	7,967	(4,659)
Collateralized Loan Obligations	45,729	(686)			45,729	(686)

Total	$292,077	$(8,060)	$20,335	$(6,142)	$312,412	$(14,202)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations applies, the guidance requires the Company to record an OTTI charge to earnings for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations applies, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the consolidated statements of financial condition. Application of this guidance resulted in no OTTI charges during the six months ended June 30, 2014 and 2013.

The following is a roll-forward for the three and six months ended June 30, 2014 and 2013 of OTTI charges recognized in earnings as a result of credit losses on investments:

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

On December 10, 2013, the Board of Governors of the Federal Reserve System (“FRB”), the Office of the Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation (“FDIC”), the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (“SEC’) issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. These prohibitions impact the ability of U.S.

banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading.

U.S. Government Agency Securities. At June 30, 2014, the gross unrealized loss in the category of 12 months or longer of $242 thousand consisted of one agency security with an estimated fair value of $4.7 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of June 30, 2014, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

U.S. Government Agency Mortgage-Backed Securities. At June 30, 2014, the gross unrealized loss in the category of less than 12 months of $267 thousand consisted of eight mortgage-backed securities with an estimated fair value of $60.5 million, the gross unrealized loss in the category of 12 months or longer of $1.3 million consisted of seven mortgage-backed securities with an estimated fair value of $40.2 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of June 30, 2014, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Collateralized Loan Obligation Securities. At June 30, 2014, the gross unrealized loss in the category of less than 12 months of $149 thousand consisted of five AA rated collateralized loan obligation securities with an estimated fair value of $17.3 million, the gross unrealized loss in the category of 12 months or longer of $310 thousand consisted of one AA and two AAA rated collateralized loan obligation securities with an estimated fair value of $22.2 million The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of June 30, 2014, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

At June 30, 2014, the Company had 12 collateralized loan obligation securities with an amortized cost of $71.9 million and an estimated fair value of $71.5 million. These securities are subject to the provisions of the Volcker Rule. However, a final determination has yet to be made whether banks will be required to divest these investments. Discussion has been ongoing among the regulators, Congress and the investors in the collateralized loan obligations. Based on the current status of these discussions and through the Company’s communication with its investment advisors, the Company believes it will either be able to hold these collateralized loan obligation investments in its portfolio or have them modified such that the perceived risk will be adequately eliminated. As such, the Company believes it will not be required to sell these securities prior to recovery and therefore would not be required to record an OTTI charge on these securities. To ensure compliance, in the three months ended June 30, 2014, the Company began proactively transitioning its collateralized loan obligation investments into similar securities which are structured such that they satisfy the provisions of the Volcker Rule.

Trust Preferred Securities. At June 30, 2014, the gross unrealized loss in the category of 12 months or longer of $3.2 million consisted of two trust preferred securities. The trust preferred securities are comprised of one non-rated single issuer security with an amortized cost of $3.8 million and an estimated fair value of $2.7 million, and one investment grade rated pooled security with an amortized cost of $8.8 million and an estimated fair value of $6.7 million. As this security recently received ratings upgrades from multiple agencies, it is no longer deemed non-investment grade.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The pooled security is in a senior position in the capital structure. The security had a 2.9 times principal coverage. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% of defaults or deferrals’

every three years with no recovery rate. As of June 30, 2014, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

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

In August 2009, the issuer of the non-rated single issuer trust preferred security elected to defer its normal quarterly dividend payment. As contractually permitted, the issuer may defer dividend payments up to five years with accumulated dividends, and interest on those deferred dividends, payable upon the resumption of its scheduled dividend payments. The issuer is currently operating under an agreement with its regulators. The agreement stipulates that the issuer must receive permission from its regulators prior to resuming its scheduled dividend payments. The Company anticipates that the deferred dividends will be paid by the issuer by September 1, 2014, which is the date the contractual deferred period for the issuer ends.

During the six months ended June 30, 2014, the Company did not record an OTTI credit-related charge related to this deferring single issuer trust preferred security. Based on the Company’s most recent evaluation, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The Company recognizes that the length of time the issuer has been in deferral, the difficult economic environment and some weakened performance measures, while recently improving, increased the probability that a full recovery of principal and anticipated dividends may not be realized. The cumulative OTTI on this security as of June 30, 2014 was $1.2 million. Based upon the current capital position of the issuer and recent improvements in the financial performance of the issuer, the Company concluded that an additional impairment charge was not warranted at June 30, 2014.

The pooled security was included in the non-exclusive list of issuers that meet the requirements of the interim final rule release by the agencies and therefore will not be required to be sold by the Company. The single issuer security is not subject to the provisions of the Volcker rule.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at June 30, 2014 and December 31, 2013 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
June 30, 2014
Due in one year or less	$19,314	$19,314	$—	$—
Due after one year through five years	3,809	3,884	250	250
Due after five years through ten years	63,240	63,655	—	—
Due after ten years	54,192	51,909	—	—

Total investment securities, excluding mortgage-backed securities	140,555	138,762	250	250
U.S. Government agency mortgage-backed securities	296,732	297,992	386	395
Other mortgage-backed securities	271	273	—	—

Total investment securities	$437,558	$437,027	$636	$645

December 31, 2013
Due in one year or less	$3,184	$3,184	$—	$—
Due after one year through five years	3,430	3,490	250	250
Due after five years through ten years	35,452	35,460	—	—
Due after ten years	84,364	79,606	—	—

Total investment securities, excluding mortgage-backed securities	126,430	121,740	250	250
U.S. Government agency mortgage-backed securities	325,316	318,064	431	442
Other mortgage-backed securities	277	293	—	—

Total investment securities	$452,023	$440,097	$681	$692

At June 30, 2014, the Company had $44.2 million, amortized cost, and $46.2 million, estimated fair value, of investment securities pledged to secure public deposits. As of June 30, 2014, the Company had $175.6 million, amortized cost, and $177.1 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(5) Loans

The components of loans as of June 30, 2014 and December 31, 2013 were as follows:

Loan Components

	June 30, 2014	December 31, 2013
Commercial:
Commercial and industrial	$373,241	$478,734
CRE owner occupied	366,185	468,442
CRE non-owner occupied	555,829	576,084
Land and development	68,645	64,306
Consumer:
Home equity lines of credit	165,671	188,478
Home equity term loans	21,282	25,279
Residential real estate	298,063	305,552
Other	7,200	30,829

Total gross loans held-for-investment	1,856,116	2,137,704
Allowance for loan losses	(28,392)	(35,537)

Net loans held-for-investment	$1,827,724	$2,102,167

Loans on Non-Accrual Status

	June 30, 2014	December 31, 2013
Commercial:
Commercial & industrial	$2,773	$2,358
CRE owner occupied	2,373	14,408
CRE non-owner occupied	—	1,969
Land and development	—	2,158
Consumer:
Home equity lines of credit	2,327	3,749
Home equity lines of credit, held-for-sale	1,947
Home equity term loans	580	1,240
Home equity term loans, held-for-sale	354
Residential real estate	5,406	3,341
Residential real estate, held-for-sale	1,322
Other	11	591
Other, held-for-sale	463

Total non-accrual loans	$17,556	$29,814

Troubled debt restructuring, non-accrual	$583	$8,163

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

As of June 30, 2014, the Company had $55.4 million outstanding on 13 residential construction, commercial construction and land development relationships for which the agreements included interest reserves. As of December 31, 2013, the Company had $54.5 million outstanding on 17 residential construction, commercial construction and land development relationships for which the agreements included interest reserves. The total amount available in those reserves to fund interest payments was $2.9 million and $4.3 million at June 30, 2014 and December 31, 2013, respectively. There were no relationships with interest reserves which were on non-accrual status at June 30, 2014 and December 31, 2013. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

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

(6) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Six Months Ended June 30, 2014
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$27,828	$3,375	$2,898	$1,436	$35,537
Charge-offs	(16,300)	(2,319)	(1,425)	(3,260)	(23,304)
Recoveries	1,078	144	6	128	1,356

Net charge-offs	(15,222)	(2,175)	(1,419)	(3,132)	(21,948)
Provision for loan losses	8,410	2,321	1,922	2,150	14,803

Ending balance	$21,016	$3,521	$3,401	$454	$28,392

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$21,016	$3,521	$3,401	$454	$28,392

Financing Receivables:
Ending balance	$1,363,900	$186,953	$298,063	$7,200	$1,856,116

Ending balance: individually evaluated for impairment	$5,447	$2,905	$5,609	$10	$13,971

Ending balance: collectively evaluated for impairment	$1,358,453	$184,048	$292,454	$7,190	$1,842,145

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Six Months Ended June 30, 2013
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$33,197	$2,734	$3,333	$6,609	$45,873
Charge-offs	(4,294)	(989)	(81)	(422)	(5,786)
Recoveries	9,195	305	7	125	9,632

Net charge-offs	4,901	(684)	(74)	(297)	3,846
Provision for loan losses	1,168	2,530	(752)	(4,658)	(1,712)

Ending balance	$39,266	$4,580	$2,507	$1,654	$48,007

Ending balance: individually evaluated for impairment	$3,086	$38	$98	$35	$3,257

Ending balance: collectively evaluated for impairment	$36,180	$4,542	$2,409	$1,619	$44,750

Financing Receivables:
Ending balance	$1,676,133	$223,214	$225,147	$34,298	$2,158,792

Ending balance: individually evaluated for impairment	$60,825	$4,825	$5,309	$656	$71,615

Ending balance: collectively evaluated for impairment	$1,615,308	$218,389	$219,838	$33,642	$2,087,177

(1)	Amount includes both home equity lines of credit and term loans
(2)	Includes the unallocated portion of the allowance for loan losses.

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

The allowance for loan losses was $28.4 million and $35.5 million at June 30, 2014 and December 31, 2013, respectively. The ratio of allowance for loan losses to gross loans held-for-investment was 1.53% at June 30, 2014 and 1.66% at December 31, 2013.

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

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Six Months Ended June 30, 2014
With no related allowance:
Commercial:
Commercial & industrial	$2,761	$3,264	$—	$180	$19	$—
CRE owner occupied	2,502	3,127	—	2,068	—	—
CRE non-owner occupied	—	—	—	—	—	—
Land and development	184	223	—	364	—	—
Consumer:
Home equity lines of credit	2,325	3,255	—	2,166	—	—
Home equity lines of credit, held-for-sale	1,947	3,428	—	2,154	—	—
Home equity term loans	578	649	—	518	—	—
Home equity term loans, held-for-sale	354	610	—	497	—	—
Residential real estate	5,609	6,388	—	4,262	—	45
Residential real estate, held-for-sale	1,322	2,334	—	1,041	—	—
Other	10	14	—	10	—	—
Other, held-for-sale	463	1,752	—	460	—	—

Total commercial	$5,447	$6,614	$—	$2,612	$19	$—
Total consumer	$12,608	$18,430	$—	$11,108	$—	$45

For the Year Ended December 31, 2013
With no related allowance:
Commercial:
Commercial & industrial	$3,206	$3,281	$—	$1,884	$—	$—
CRE owner occupied	18,503	27,367	—	13,528	—	—
CRE non-owner occupied	1,969	2,251	—	66	—	—
Land and development	2,512	2,549	—	2,669	—	—
Consumer:
Residential real estate	2,569	3,135	—	1,689	—	—
Home Equity Lines of Credit	3,749	5,051	—	3,132	—	—
Home Equity Term Loans	1,238	1,456	—	918	—	—
Other	560	1,567	—	481	—	—

With an allowance recorded:
Commercial:
Commercial & industrial	$423	$425	$423	$73	$—	$—
CRE owner occupied	2,164	2,164	494	47	—	—
Consumer:
Other	26	27	17	16	—	—

Total commercial	$28,777	$38,037	$917	$18,267	$—	$—
Total consumer	$8,142	$11,236	$17	$6,236	$—	$—

In accordance with FASB ASC 310, those impaired loans which are collateral dependent do not result in a specific allowance for loan losses. Included in impaired loans at June 30, 2014 were three TDRs, all of which were collateral dependent. In addition, one of the TDRs at June 30, 2014 included a commitment to lend additional funds of $35 thousand as of June 30, 2014.

There were no new TDR agreements entered into during the six months ended June 30, 2014. The following table presents an analysis of the Company’s TDR agreements entered into during the three and six months ended June 30, 2013.

	Troubled Debt Restructurings
	For the Three Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	$1,417	1,392
CRE Owner occupied	1	413	406

	Troubled Debt Restructurings
	For the Six Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	$1,417	1,392
CRE Owner occupied	1	413	406
Residential real estate	1	199	197

The following tables present information regarding the types of concessions granted on loans that were restructured during the three and six months ended June 30, 2013:

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

During the three and six months ended June 30, 2014 and June 30, 2013, the Company did not have any TDR agreements that had subsequently defaulted that were entered into within the respective preceding twelve months. All TDRs are currently on non-accrual status.

The following table presents the Company’s distribution of risk ratings within the held-for-investment loan portfolio, segregated by class, as of June 30, 2014 and December 31, 2013:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non-owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other
As of June 30, 2014
Grade:
Pass	$362,498	$346,899	$547,951	$67,950	$161,572	$20,684	$292,454	$7,187
Special Mention	5,556	10,519	3,532	483	—	—	—	—
Substandard	5,187	8,767	4,346	212	4,099	598	5,609	13
Doubtful	—	—	—	—	—	—	—	—

Total	$373,241	$366,185	$555,829	$68,645	$165,671	$21,282	$298,063	$7,200

As of December 31, 2013
Grade:
Pass	$415,875	$407,486	$550,426	$61,303	$181,796	$24,016	$299,625	$29,994
Special Mention	37,064	17,741	9,464	494	—	—	—	—
Substandard	25,372	41,051	16,194	2,509	6,682	1,263	5,927	809
Doubtful	423	2,164	—	—	—	—	—	26

Total	$478,734	$468,442	$576,084	$64,306	$188,478	$25,279	$305,552	$30,829

The Company’s primary tool for assessing risk when evaluating a loan in terms of its underwriting, structure, documentation and eventual collectability is a risk rating system where the loan is assigned a numeric value. Behind each numeric category is a defined set of characteristics reflective of the particular level of risk.

The risk rating system is based on a fourteen point grade using a two-digit scale. The upper seven grades are for “pass” categories, the middle grade is for the “criticized” category, while the lower six grades represent “classified” categories which are equivalent to the guidelines utilized by the OCC.

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

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Loans 90 Days Past Due and Accruing
As of June 30, 2014
Commercial:
Commercial & industrial	$232	$3	$270	$505	$372,736	$373,241	$—
CRE owner occupied	528	29	1,626	2,183	364,002	366,185	—
CRE non-owner occupied	59	352	—	411	555,418	555,829	—
Land and development	—	—	184	184	68,461	68,645	—
Consumer:							—
Home equity lines of credit	1,742	702	1,357	3,801	161,870	165,671
Home equity term loans	392	172	136	700	20,582	21,282	—
Residential real estate	4,643	1,608	3,417	9,668	288,395	298,063	—

Other	42	6	11	59	7,141	7,200	—

Total	$7,638	$2,872	$7,001	$17,511	$1,838,605	$1,856,116	$—

As of December 31, 2013
Commercial:
Commercial & industrial	$9,149	$2,726	$3,452	$15,327	$463,407	$478,734	$—
CRE owner occupied	4,901	5,865	3,753	14,519	453,923	468,442	—
CRE non-owner occupied	899	4,661	1,070	6,630	569,454	576,084	—
Land and development	—	—	2,512	2,512	61,794	64,306	—
Consumer:
Home equity lines of credit	3,030	1,457	2,324	6,811	181,667	188,478	—
Home equity term loans	1,032	223	825	2,080	23,199	25,279	—
Residential real estate	12,776	1.927	1,086	15,789	289,763	305,552	—
Other	340	202	378	920	29,909	30,829	—

Total	$32,127	$17,061	$15,400	$64,588	$2,073,116	$2,137,704	$—

(7) Real Estate Owned

Real estate owned at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
Commercial properties	$1,030	$1,227
Residential properties	297	1,276
Bank properties	—	—

Total	$1,327	$2,503

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2014	$1,227	$1,276	$—	$2,503
Transfers into real estate owned	—	567	—	567
Sale of real estate owned	—	(1,478)	—	(1,478)
Reserve for losses in real estate owned	(197)	(68)	—	(265)

Ending balance, June 30, 2014	$1,030	297	—	1,327

(8) Derivative Financial Instruments and Hedging Activities

The Company is exposed, to varying degrees, to interest rate, market and credit risk through the use of derivative financial instruments. The Company manages these risks as part of its asset and liability management process and through credit policies and procedures. The Company seeks to minimize counterparty credit risk by establishing credit limits and collateral agreements. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. In general, the derivative transactions entered into by the Company fall into one of two types: a fair value hedge of a specific fixed-rate loan agreement and an economic hedge of a derivative offering to a Bank customer. The Company does not use derivative financial instruments for trading purposes.

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

The Company previously entered into interest rate swaps with a counterparty whereby the Company makes payments based on a fixed interest rate and receives payments from the counterparty based on a floating interest rate, both calculated based on the principal amount of the underlying subordinated note, without the exchange of the underlying principal. The Company no longer enters into these interest rate swap transactions, the last of which occurred in August 2007. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). The critical terms assessed by the

Company for each hedge of subordinated notes include the notional amounts of the swap compared to the principal amount of the notes, expiration/maturity dates, benchmark interest rate, prepayment terms and cash payment dates. At June 30, 2014 and December 31, 2013, the total outstanding notional amount of these swaps was $16.6 million and $21.2 million, respectively. For each of these swap agreements, the floating rate is based on the one-month London Interbank Offered Rate (“LIBOR”) paid on the first day of the month which matches the interest payment date on each subordinated note. The expiration dates for these swap agreements range from August 1, 2014 to August 1, 2022 and are consistent with the underlying subordinated note maturities and the swaps had a fair value of $0 at inception. At hedge inception and on an ongoing basis, conditions supporting hedge effectiveness are evaluated. The Company believes that all conditions required in paragraph ASC 815-20-25-104 have been met, as all terms of the subordinated note and the interest rate swap match. Because the Company’s evaluations have concluded that the critical terms of the subordinated notes and the interest rate swaps meet the criteria outlined in ASC 815-20-25-104, the “short-cut” method of accounting is applied, which assumes there is no ineffectiveness of a hedging arrangement’s ability to hedge risk as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying subordinated notes, as described above. Because the hedging arrangement is considered perfectly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of June 30, 2014 and December 31, 2013.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at June 30, 2014 and December 31, 2013:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	June 30, 2014		December 31, 2013
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$16,644	$(1,137)	$21,172	$(1,632)

Summary of Interest Rate Swap Components

	June 30, 2014	December 31, 2013
Weighted average pay rate	6.96%	6.94%
Weighted average receive rate	2.01%	2.04%
Weighted average maturity in years	1.66	1.9

Customer Derivatives – Interest Rate Swaps/Floors. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $113 thousand and $419 thousand in fair value adjustment charges during the six months ended June 30, 2014 and 2013, respectively, which were included in the derivative credit valuation adjustment in the unaudited condensed consolidated statements of operations as a reduction to other income.

	June 30, 2014		December 31, 2013
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$213,619	$16,994	$251,207	$23,299
Other liabilities	(213,619)	(17,144)	251,207	(23,526)

In addition, the Company has entered into an interest rate floor sale transaction with one commercial customer. The Company entered into corresponding interest rate floor purchase transactions with a third party in order to offset its exposure on the variable and fixed components of the customer agreements. As the interest rate floors with both the customer and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate floors are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There were no fair value adjustments for the interest rate floor transactions for the three and six months ended June 30, 2014 and 2013. The combined notional amount of the two interest rate floors was $14.8 million and $15.2 million at June 30, 2014 and December 31, 2013, respectively. These transactions are recorded in other assets in the unaudited condensed consolidated statements of financial condition.

Interest rate lock commitments on residential mortgages. As a part of its normal residential mortgage operations, the Bank will enter into an interest rate lock commitment with a potential borrower. The Bank enters into a corresponding commitment to an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings in mortgage banking revenue, net in the unaudited condensed consolidated statements of operations to account for the net change in fair value of these transactions. For the three and six months ended June 30, 2014, the Company recognized an increase of $110 thousand and $106 thousand, respectively, compared to an increase $171 thousand and a decrease of $43 thousand for the three and six months ended June 30, 2013, respectively, in fair value adjustments. The interest rate lock commitments are recorded at fair value in other assets in the unaudited condensed consolidated statements of financial condition. The fair value of the interest rate lock commitments was $225 thousand and $119 thousand at June 30, 2014 and December 31, 2013, respectively. The interest rate lock commitments had a total notional amount of $26.9 million for the held-for-sale pipeline at June 30, 2014.

(9) Deposits

Deposits consist of the following major classifications:

	June 30, 2014	December 31, 2013
Interest-bearing demand deposits	$977,549	$1,179,292
Non-interest-bearing demand deposits	537,023	561,006
Savings deposits	232,018	266,573
Time certificates under $100,000	250,066	300,309
Time certificates $100,000 or more	172,568	206,461
Brokered time deposits	103,541	107,930

Total	$2,272,765	$2,621,571

(10) (Loss) Earnings Per Share

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

(Loss) Earnings Per Share Computation

	For the Three Months Ended June 30,
	2014	2013
Net (loss) income	$(24,248)	$678
Average common shares outstanding	87,089,147	86,323,099
Net effect of dilutive common stock equivalents	—	33,697

Adjusted average shares outstanding—dilutive	87,089,147	86,356,796

Basic (loss) earnings per share	$(0.28)	$0.01
Diluted (loss) earnings per share	$(0.28)	$0.01

	For the Six Months Ended June 30,
	2014	2013
Net (loss) income	$(26,154)	$3,131
Average common shares outstanding	86,915,959	86,284,325
Net effect of dilutive common stock equivalents	—	73,643
Adjusted average shares outstanding—dilutive	86,915,959	86,357,968

Basic (loss) earnings per share	$(0.30)	$0.04
Diluted (loss) earnings per share	$(0.30)	$0.04

The Company declared a 1 for 5 reverse stock split effective August 11, 2014 for shareholders of record as of August 8, 2014. The following tables present the Companies pro-forma (Loss) Earnings Per Share Computation.

Pro-forma (Loss) Earnings Per Share Computation

	For the Three Months Ended June 30,
	2014	2013
Net (loss) income	$(24,248)	$678
Pro-forma average common shares outstanding	17,417,829	17,264,620
Pro-forma net effect of dilutive common stock equivalents	—	6,739

Pro-forma adjusted average shares outstanding—dilutive	17,417,829	17,271,359

Pro-forma basic (loss) earnings per share	$(1.39)	$0.04
Pro-forma diluted (loss) earnings per share	$(1.39)	$0.04

	For the Six Months Ended June 30,
	2014	2013
Net (loss) income	$(26,154)	$3,131
Pro-forma average common shares outstanding	17,383,192	17,256,865
Pro-forma net effect of dilutive common stock equivalents	—	14,729

Pro-forma adjusted average shares outstanding—dilutive	17,383,192	17,271,594

Pro-forma basic (loss) earnings per share	$(1.50)	$0.18
Pro-forma diluted (loss) earnings per share	$(1.50)	$0.18

(11) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $28.2 million and $34.6 million at June 30, 2014 and December 31, 2013, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of June 30, 2014, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at June 30, 2014 and December 31, 2013 was $431 thousand and $454 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Reserve for Residential Mortgage Loans Sold with Recourse

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. The Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of June 30, 2014 and December 31, 2013 was $1.0 million and $647 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
June 30, 2014	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,502	$2,502	$—	$—
U.S. Government agency securities	4,729	—	4,729	—
U.S. Government agency mortgage-backed securities	297,992	—	297,992	—
Other mortgage-backed securities	273	—	273	—
State and municipal securities	31,012	—	31,012	—
Trust preferred securities	9,473	—	—	9,473
Collateralized loan obligations	71,484	—	71,484	—
Other securities	19,562	19,562	—	—
Hedged commercial loans	17,838	—	17,838	—
Residential mortgage loans held-for-sale	9,410	—	9,410	—
Interest rate lock commitments on residential mortgages	225	—	—	225
Interest rate swaps	16,994	—	16,994	—

Interest rate floor	62	—	62	—
Liabilities:
Fair value interest rate swaps	1,137	—	1,137	—
Interest rate swaps	17,082	—	17,082	—
Interest rate floor	62	—	62	—
December 31, 2013
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,500	$2,500	$—	$—
U.S. Government agency securities	4,407	—	4,407	—
U.S. Government agency mortgage-backed securities	318,064	—	318,064	—
Other mortgage-backed securities	293	—	293	—
State and municipal obligations	30,453	—	30,453	—
Trust preferred securities	7,967	—	—	7,967
Collateralized loan obligations	73,229	—	73,229	—
Other securities	3,184	3,184	—	—
Hedged commercial loans	22,435	—	22,435	—
Residential loans held-for-sale	20,662	—	20,662	—
Interest rate lock commitments on residential mortgages	119	—	—	119
Interest rate swaps	23,299	—	23,299	—
Interest rate floor	132	—	132	—
Liabilities:
Fair value interest rate swaps	1,635	—	1,635	—
Interest rate swaps	23,526	—	23,526	—
Interest rate floor	132	—	132	—

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

Collateralized loan obligations. The fair value measurements for collateralized loan obligations are obtained through quotes obtained from broker/dealers based on similar actively traded securities. Those valuations are classified as Level 2.

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

Residential mortgage loans held-for-sale. The Company’s residential mortgage loans held-for-sale are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. The Company believes the fair value measurement of such loans reduces certain timing differences between related revenue and expense recognition in the Company’s financial statements and better aligns with the management of the portfolio from a business perspective. The fair value option allows the Company to record the mortgage loans held-for-sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held for sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $278 thousand as of June 30, 2014. Interest income on these loans is recognized in interest and fees on loans in the unaudited condensed consolidated statements of operations. There were no residential mortgage loans held-for-sale that were nonaccrual or 90 or more days past due as of June 30, 2014 or December 31, 2013.

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

The cash flow model for the pooled issue owned by the Company at June 30, 2014 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange (“NYSE”) or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 3.0% for the pooled security and 7.50% for the single issuer that is currently deferring interest payments. An increase or decrease of 3% in the discount rate on the pooled issue would result in a decrease of $1.9 million or an increase of $2.9 million in the security fair value, respectively. An increase or decrease of 3% in the discount on the single issuer would result in a decrease of $569 thousand or an increase of $910 thousand in the security fair value, respectively.

The following provides details of the Level 3 fair value measurement activity for the three and six months ended June 30, 2014 and 2013:

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Investment Securities

	For the Three Months Ended June 30,
	2014	2013
Balance, beginning of period	$8,616	$16,803
Total gains, realized/unrealized:
Included in earnings	—	—
Included in accumulated other comprehensive income	857	1,372
Purchases	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers out of Level 3	—	(10,500)

Balance, end of period	$9,473	$7,675

	For the Six Months Ended June 30,
	2014	2013
Balance, beginning of period	$7,967	$5,882
Total gains, realized/unrealized:
Included in earnings	—	—
Included in accumulated other comprehensive income	1,506	1,793
Purchases	—	10,500
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers into Level 3	—	(10,500)

Balance, end of period	$9,473	$7,675

There were no transfers between the three levels for the three months ended June 30, 2014. There was a transfer between Level 3 and Level 2 of the fair value hierarchy during the six months ended June 30, 2013 for a change in valuation method of collateralized loan obligation investment securities. The valuation method used as of March 31, 2013 was a third party pricing service that utilized model-based valuations, whereby the inputs could change based on changes in market indices, selling prices of similar securities, management’s assumptions related to the credit rating of the security, prepayment assumptions and other factors such as credit loss assumptions and management’s assertion of the current market conditions. The transfer occurred on April 1, 2013 and the fair value valuation method was changed as of that same date to utilize market-based broker quotes, which is deemed a Level 2 input. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Interest rate lock commitments on residential mortgages. The determination of the fair value of interest rate lock commitments is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The pull through percentage, which is based upon historical experience, was 75% as of June 30, 2014 and December 31, 2013, respectively. An increase or decrease of 20% in the pull through assumption would result in a positive or negative change of $60 thousand in the fair value of interest rate lock commitments at June 30, 2014. The fair value of interest rate lock commitments was $225 thousand at June 30, 2014 and $119 thousand at December 31, 2013.

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Interest Rate Lock Commitments on Residential Mortgages

	For the Three Months Ended June 30,
	2014	2013
Balance, beginning of period	$115	$633
Total gains, realized/unrealized:
Included in earnings(1)	110	171
Included in accumulated other comprehensive income	—	—
Purchases	—	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers into Level 3	—	—

Balance, end of period	$225	$804

(1)	Amount included in mortgage banking revenue, net on the consolidated statements of operations.

	For the Six Months Ended June 30,
	2014	2013
Balance, beginning of period	$119	$847
Total gains, realized/unrealized:
Included in earnings(1)	106	(43)
Included in accumulated other comprehensive income	—	—
Purchases	—	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers into Level 3	—	—

Balance, end of period	$225	$804

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, Small Business Administration (“SBA”) servicing assets, restricted equity investments, goodwill, loans held-for-sale, and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At June 30, 2014 and 2013, these assets were valued in accordance with GAAP and, except for impaired loans, loans held-for-sale, and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820. The related changes in fair value for the six months ended June 30, 2014 and 2013 are as follows:

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets / Liabilities
	Total	Level 1	Level 2	Level 3
June 30, 2014
Assets:
Impaired loans	$2,962	$—	$—	$2,962	$(3,961)
Loans held-for-sale	6,355		6,355		(4,685)

Real estate owned	294	—	—	294	(265)
June 30, 2013
Assets:
Impaired loans	$63,093	$—	$—	$63,093	$(7,127)
Real estate owned	347	—	—	347	(380)

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

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. There were no impaired loans with specific reserves at June 30, 2014. Impaired loans with an aggregate gross carrying amount of $9.2 million at June 30, 2013, included specific reserves in the allowance for loan losses of $3.3 million as the collateral underlying these loans had a fair value of $6.0 million. There were no charge-offs recorded on impaired loans with a specific reserve during the six months ended June 30, 2014, and June 30, 2013. Impaired loans held-for-investment with an aggregate carrying amount of $3.0 million and $57.1 million at June 30, 2014 and 2013, respectively, did not include specific reserves as the value of the underlying collateral was not below the carrying amount. However, these loans did include charge-offs of $4.0 million, of which $3.7 million related to loans that were fully charged off at June 30, 2014 and $3.9 million, of which $670 thousand related to loans which were fully charged off at June 30, 2013.

Loans held-for-sale with an aggregate carrying amount of $6.4 million at June 30, 2014, included charge-offs of $4.7 million to reduce the balance of the loans to fair value. The fair value of these loans was determined through the use of broker quotes based on market data; therefore, this is a level 2 input.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned also includes bank properties transferred from operations. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the three months ended June 30, 2014 and 2013, the Company recorded a decrease in fair value on commercial properties of $197 thousand and $58 thousand, respectively, $68 thousand and $0 on consumer properties, respectively, and $0 and $322 thousand on bank properties, respectively. These adjustments were based upon unobservable inputs, and therefore categorized as Level 3 measurements.

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$49,384	$49,384	$38,075	$38,075
Interest-earning bank balances	281,056	281,056	229,687	229,687
Restricted cash	26,000	26,000	26,000	26,000
Investment securities available for sale	437,027	437,027	440,097	440,097
Investment securities held-to-maturity	636	645	681	692
Loans receivable, net	1,809,886	1,735,087	2,079,732	1,964,856
Loans held-for-sale, at fair value	9,410	9,410	20,662	20,662
Loans held-for-sale, at lower of cost or market	19,761	20,924	—	—
Hedged commercial loans(1)	17,838	17,838	22,435	22,435
Branch assets held-for-sale	34,058	34,058	—	—
Restricted equity investments	16,388	16,388	17,019	17,019
Interest rate lock commitments on residential mortgages	225	225	119	119

Interest rate swaps	16,994	16,994	23,299	23,299
Interest rate floor	62	62	132	132
Liabilities:
Demand deposits	1,505,172	1,537,452	1,740,298	1,795,685
Savings deposits	241,420	245,147	266,573	272,264
Time deposits	526,173	525,890	614,700	615,735
Deposits held-for-sale	160,769	174,860	—	—
Securities sold under agreements to repurchase – customers	670	670	478	478
Advances from FHLBNY	60,873	60,971	60,956	61,072
Junior subordinated debentures	92,786	64,060	92,786	63,747
Fair value interest rate swaps	1,138	1,138	1,632	1,632
Interest rate swaps	17,082	17,082	23,526	23,526
Interest rate floor	62	62	132	132

(1)	Includes positive market value adjustment of $1.1 million and $1.6 million at June 30, 2014 and December 31, 2013, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

Loans held-for-sale, at fair value. Loans held-for-sale, at fair value generally includes residential mortgage loans that are originated with the intent to sell. These loans are recorded at fair value under FASB ASC 825. The fair value of loans held-for-sale is valued using the quoted market price of such loans, which is a Level 2 input.

Loans held-for-sale, at lower of cost or market. Loans held-for-sale, at lower of cost or market includes consumer loans identified for sale out of the portfolio. These loans are recorded at lower of cost or market. The fair value of these loans is determined through the use of broker quotes based on market data; therefore, this is a level 2 input.

Hedged commercial loans. The hedged commercial loans are one component of a declared hedging relationship as defined under FASB ASC 815. The interest rate swap component of the declared hedging relationship is carried at its fair value and the carrying value of the commercial loans includes a similar change in fair values. The fair value of these loans is measured utilizing Level 2 inputs.

Branch assets held-for-sale. This category includes loans receivable, fixed assets and cash balances, identified (at certain branches) for sale. As these assets are under agreement of sale at net book value, the carrying value is deemed to equal fair value. This is a level 2 fair value input.

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

Deposits held-for-sale. The fair value is determined by applying the agreed upon deposit premium per a branch sale agreement. This is a level 2 input.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices. The Company and the Bank were in compliance with these regulatory capital requirements of the FRB and the OCC as of June 30, 2014. As discussed below and elsewhere herein, additional capital requirements have been imposed on the Bank by the OCC, which the Bank was also in full compliance with as of June 30, 2014 and December 31, 2013.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter of 2010, the Company revised and implemented changes to policies and procedures pursuant to the OCC Agreement. The Bank initially agreed that its brokered deposits would not exceed 3.5% of its total liabilities unless approved by the OCC. However, effective October 18, 2012, the OCC approved an increase to this limit to 6.0%. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. As of June 30, 2014, the Bank’s brokered deposits represented 3.9% of its total liabilities.

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

The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At June 30, 2014, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.12%, its Tier 1 Capital ratio was 13.20%, and its Total Capital ratio was 14.45%.

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of June 30, 2014 and December 31, 2013.

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2014
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$304,987	15.00%	$162,675	8.00%		N/A
Sun National Bank	293,434	14.45	162,403	8.00	$203,003		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	252,788	12.43	81,338	4.00		N/A
Sun National Bank	268,016	13.20	81,201	4.00	121,802		6.00
Leverage ratio:
Sun Bancorp, Inc.	252,788	8.59	117,764	4.00		N/A
Sun National Bank	268,016	9.12	117,571	4.00	146,964		5.00
December 31, 2013
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$332,295	14.41%	$184,494	8.00%		N/A
Sun National Bank	314,107	13.65	184,070	8.00	$230,088		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	284,781	12.34	92,247	4.00		N/A
Sun National Bank	285,257	12.40	92,035	4.00	138,053		6.00
Leverage ratio:
Sun Bancorp, Inc.	284,781	8.99	126,682	4.00		N/A
Sun National Bank	285,257	9.02	126,479	4.00	158,099		5.00

(1)	Not applicable for bank holding companies.

On June 30, 2014, for regulatory capital purposes, the Company contributed $7.5 million in additional capital to the Bank.

At June 30, 2014 and December 31, 2013, although the Company and the Bank exceeded the regulatory minimum ratios for classification as “well capitalized,” due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.”

On July 2, 2013, the federal banking regulatory agencies, including the FRB and the OCC, approved the final Basel III capital rules for U.S. banking institutions.

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the Bank would not be able to pay a dividend to the Company at June 30, 2014. Moreover, per the OCC Agreement and the Federal Reserve Bank requirements referenced above, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve Bank.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2014, $63.3 million of a total of $90.0 million in capital securities qualified as Tier 1 with $26.7 million qualifying as Tier 2.

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

FDIC assessment expense of $944 thousand and $1.1 million was recognized during the three months ended June 30, 2014 and 2013, respectively, and $2.0 million and $2.2 million during the six months ended June 30, 2014 and 2013, respectively.

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

Some of these and other factors are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and in this Quarterly Report on Form 10-Q, under “Item 1A Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as such sections may be amended or supplemented herein or in other filings pursuant to the Exchange Act. The development of any or all of these factors could have an adverse impact on our financial position and results of operations.

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

Tax Equivalent Net Interest Income:

This Quarterly Report on Form 10-Q references tax-equivalent interest income. Tax-equivalent interest income is a non-GAAP financial measure. Tax-equivalent interest income assumes a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three and six months ended June 30, 2014 were $166 thousand and $333 thousand, respectively. The fully taxable equivalent adjustment for the three and six months ended June 30, 2013 were $175 thousand and $387 thousand, respectively, for June 30, 2013. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. The following table provides a reconciliation of tax equivalent net interest income to GAAP net interest income using a 35% tax rate:

For the Three Months Ended:

June 30,	2014	2013
Net interest income, as presented	$20,612	$21,776
Effect of tax-exempt income	166	175

Net interest income, tax equivalent	$20,778	$21,951

For the Six Months Ended:

June 30,	2014	2013
Net interest income, as presented	$42,004	$44,854
Effect of tax-exempt income	333	387

Net interest income, tax equivalent	$42,337	$45,241

Core Deposits:

Core deposits is calculated by excluding time deposits and brokered deposits from total deposits. The following table provides a reconciliation of core deposits to GAAP total deposits at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Total deposits	$2,272,765	$2,621,571
Less: Time deposits	422,634	506,770
Less: Brokered deposits	103,541	107,930

Core deposits	$1,746,590	$2,006,871

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in the tables are in thousands)

Overview

The Company is a bank holding company with an executive office in Mt. Laurel, New Jersey. The Bank is the Company’s principal subsidiary. Through the Bank, the Company provides commercial and consumer banking services. The Company offers a comprehensive array of lending, depository and financial services to its commercial and consumer customers throughout the marketplace. The Company funds its lending activities primarily through retail and brokered deposits, the scheduled maturities of its investment portfolio and other wholesale funding sources. As a financial institution with a primary focus on traditional banking activities, the Company generates the majority of its revenue through net interest income, which is defined as the difference between interest income earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon the Company’s ability to prudently manage the balance sheet for growth, combined with how successfully it maintains or increases net interest margin. The Company has historically generated revenue through fees earned on the various services and products offered to its customers and through sales of loans, primarily residential mortgages. Offsetting these revenue sources are provisions for credit losses on loans, operating expenses and income taxes.

The Company is in the middle of a comprehensive strategic restructuring to refocus on serving commercial borrowers in the communities in which the Bank operates. As a part of this restructuring, the origination and sale of residential mortgages will no longer be a source of revenue for the Bank.

On June 30, 2014, the Board of Directors of the Company and the Bank approved a comprehensive restructuring plan, which includes, among other things, the Bank exiting Sun Home Loans, its retail, consumer mortgage banking origination business and exiting its healthcare and asset-based lending businesses; the sale of seven branch offices in the Cape May County area; significant classified asset and operating expense reductions and declaration of a 1-for-5 reverse stock split. The Company also announced the consolidation of four additional branch offices, which is expected to be completed by the fourth quarter of 2014.

On July 2, 2014 the Company entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Sturdy Savings Bank, pursuant to which the Bank agreed to sell certain assets and assume certain liabilities relating to seven branch offices in and around Cape May County, New Jersey. The Purchase Agreement provides for a purchase price equal to the sum of a deposit premium of 8.765% of the average daily closing balance of deposits for the 31 days prior to the closing date, the Company’s carrying amount of loans identified and approved by both parties, the aggregate amount of cash on hand and accrued interest on the loans acquired. The Purchase Agreement contains certain customary representations, warranties, indemnities and covenants of the parties, and is subject to termination in certain circumstances. The transaction is expected to be completed during the first quarter of 2015, subject to regulatory approvals and customary closing conditions. At June 30, 2014, the Company reclassified approximately $28.5 million of loans and $160.8 million of deposits to held-for-sale. Upon settlement after all accounts are identified for sale, the transaction is anticipated to include approximately $65 million of loans and $180 million of deposits.

As a result of the restructuring plan, the Company recorded approximately $2.7 million in severance and related benefit expenses in the three and six months ended June 30, 2014. In future reporting periods, the Company expects to report reduced levels of non-interest expense as the restructuring plan is implemented and reduced non-interest income as a result of the exit from Sun Home Loans.

At June 30, 2014, the Company had total assets of $2.89 billion, total liabilities of $2.67 billion and total shareholders’ equity of $227.7 million. The Company reported a net loss available to common shareholders of $24.2 million, or a loss of $0.28 per diluted share, for the quarter ended June 30, 2014.

The economic recovery has been slower than anticipated. Although interest rates have begun to rise slightly, they remained near historical lows. The unemployment rate in the U.S. declined to 6.2% in July 2014 from 6.7% in December 2013. Based upon initial estimates, the U.S. gross domestic product for the second quarter of 2014 increased at an annual rate of 4.0% as compared to 2.1% decrease in the 1st quarter of 2014. The growth in the second quarter was mainly driven by exports and real nonresidential fixed investments, which increased 9.5% and 5.5%, respectively, during the quarter. These increases were tempered by modest growth in personal consumption of 2.5% and private inventories of only 1.66%. At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank, growth in business activity rebounded in the second quarter of 2014 as the region recovered from a sluggish first quarter. Additionally, employment showed signs of improvement in the second quarter of 2014, and optimism remains about increased hiring in the future. In Northern New Jersey, business activity is expected to continue to increase at a modest pace. Overall, New Jersey’s unemployment rate remains one of the highest in the U.S. but has declined in the past year and a half to 6.6% as of June 2014 from 9.0% as of December 2012.

At its latest meeting in June 2014, the FRB decided to keep the Federal Funds target rate unchanged in a continued effort to help stimulate economic growth. Since December 2008, the FRB has kept the Federal Funds rate, a key indicator of short-term rates such as credit card rates and home equity line of credit rates, at a range of 0.00%-0.25% with the intent of encouraging consumers and businesses to borrow and spend to help jump start the economy. The FRB expects to maintain the current target range through late 2014. However, some FRB officials have discussed the possibility of increasing rates as soon as 2015. While the FRB had previously considered a reduction in unemployment to 6.5% to be a signal to increase rates, that viewpoint has changed because a significant amount of the decrease in unemployment is associated with individuals exiting the workforce. In June 2014, the FRB’s tapering of its quantitative easing continued as monthly securities purchases starting in July 2014 were reduced by $10 billion to $35 billion per month.

The continued uncertainty with the economy, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the quarter ended June 30, 2014.

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

The Company adopted the fair value option on these loans which allows the Company to record the mortgage loans held-for-sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held-for-sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility as the amounts more closely offset, particularly in environments in which interest rates are declining. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $278 thousand as of June 30, 2014 and $312 thousand at December 31, 2013.

Interest rate lock commitments on residential mortgages. The Company enters into interest rate lock commitments on its residential mortgage loans originated for sale. The determination of the fair value of interest rate lock commitments is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The pull through percentage, which is based upon historical experience, was 75% as of June 30, 2014.

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

Recent Accounting Principles.

In June 2014, the FASB issued ASU 2014-11: Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The accounting changes in the amendment affect all entities that enter into repurchase-to-maturity transactions or repurchase financings. The amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty which will result in secured borrowing accounting for the repurchase agreement. All entities are subject to new disclosure requirements for certain transactions that involve a transfer of a financial asset accounted for as a sale. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606): Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40), Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Background Information and Basis for Conclusions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the considerations to which the entity expects to be entitled in exchange for those goods or services. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standards update of its financial statements.

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

Financial Condition

Total assets were $2.89 billion at June 30, 2014 as compared to $3.09 billion at December 31, 2013. Loans receivable, net of allowance for loan losses, decreased $274.4 million to $1.83 billion at June 30, 2014 as compared to $2.10 billion at December 31, 2013. This was driven by a decrease of $223.6 million in commercial loans due to the sale of $71.1 million of problem commercial loans combined with commercial loan payoffs. Also, there was a decrease of $23.6 million in consumer loans due to $24.4 million of problem consumer loans being moved to held-for-sale at lower of cost or market and a decrease of $22.8 million home equity loans. Commercial loan production has been slow due to a competitive environment and the Company maintaining a very selective approach to new loan relationships. The Company has positioned itself to take advantage of a rising interest rate environment with an asset sensitive balance sheet.

Total liabilities decreased $175.2 million, or 6.2%, to $2.67 billion at June 30, 2014, compared to $2.84 billion at December 31, 2013. The decrease in total liabilities is primarily attributable to a decrease of $188.0 million in total deposits. Shareholders’ equity decreased $17.7 million, or 7.2%, to $227.7 million at June 30, 2014, as compared to $245.3 million at December 31, 2013, with the decrease primarily attributable to a net loss for the six months ended June 30, 2014 of $26.2 million and a decrease in additional paid in capital of $5.1 million. These decreases were partially offset by decreases in comprehensive loss of $6.7 million and $6.8 million in treasury stock due to common stock issuances out of treasury.

As of June 30, 2014, the Company had $48.7 million outstanding on 13 residential construction, commercial construction and land development relationships for which the agreements included interest reserves. As of December 31, 2013, the Company had $54.5 million outstanding on 17 residential construction, commercial construction and land development relationships for which the agreements included interest reserves. The total amount available in those reserves to fund interest payments was $3.3 million and $4.3 million at June 30, 2014 and December 31, 2013, respectively. There were no relationships with interest reserves which were on non-accrual status at June 30, 2014 and December 31, 2013. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly completed. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at June 30, 2014 and December 31, 2013.

Table 1: Summary of Non-performing Assets and TDRs

	June 30, 2014	December 31, 2013
Non-performing assets:
Non-accrual loans	$13,470	$29,814
Non-accrual loans held-for-sale	4,086
Troubled debt restructuring, non-accruing	583	8,163
Loans past due 90 days and accruing	—	—
Real estate owned, net	1,327	2,503

Total non-performing assets	$19,466	$40,480

The Company’s allowance for losses on loans decreased to $28.4 million, or 1.53% of gross loans held-for-investment, at June 30, 2014 from $35.5 million, or 1.66% of gross loans held-for-investment, at December 31, 2013. Provision expense of $14.8 million was recorded during the six months ended June 30, 2014 compared to negative provision of $1.7 million for the same period in 2013. The decrease in reserve balances is due to net charge-offs of $21.9 million and the $14.8 million provision expense for that period. The charge-offs were primarily driven by loan sales, which occurred during the quarter ended June 30, 2014. Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place to absorb losses inherent in the loan portfolio.

Total non-performing loans held-for-investment decreased $23.9 million to $14.1 million at June 30, 2014 from $38.0 million at December 31, 2013. Total non-accruing TDRs at June 30, 2014 were $584 thousand, a decrease of $7.6 million from December 31, 2013.

Real estate owned, net decreased $1.2 million to $1.3 million at June 30, 2014 as compared to $2.5 million at December 31, 2013. During the six months ended June 30, 2014, the Company transferred four residential properties totaling $567 thousand from loans into real estate owned. During the same period, the Company recorded $265 thousand of write-downs of real estate owned, of which $68 thousand related to two residential properties and $197 thousand related to one commercial property. There were 13 residential properties with a total carrying amount of $1.5 million sold resulting in a net loss of $252 thousand. At June 30, 2014, the Company had six properties in the real estate owned portfolio.

The net deferred tax asset decreased $5.4 million from December 31, 2013 to a net deferred tax liability of $796 thousand at June 30, 2014 due to a decrease in the unrealized losses on investment securities. The Company maintains a valuation allowance of $131.0 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company and it is more likely than not that the full deferred tax asset will not be realized.

Investment securities available for sale decreased $3.1 million, or 0.7%, from $440.1 million at December 31, 2013 to $437.0 million at June 30, 2014 due primarily to investment sales and calls of $28.4 million, partially offset by purchases of $25.9 million. Investment securities held to maturity decreased $45 thousand, or 6.6%, from $681 thousand at December 31, 2013 to $636 thousand at June 30, 2014.

Other assets decreased $7.0 million, or 20.8%, to $26.7 million at June 30, 2014 from $33.7 million at December 31, 2013. This decrease was primarily the result of $6.5 million in market value adjustments on swap transactions recorded during the six months ended June 30, 2014. For more information on the Company’s financial derivative instruments, see Note 8 of the notes to unaudited condensed consolidated financial statements.

Total borrowings, excluding debentures held by trusts, decreased $31 thousand from $68.8 million at December 31, 2013 to $68.7 million at June 30, 2014.

Other liabilities increased $12.1 million, or 20.4%, to $71.2 million at June 30, 2014 from $59.1 million at December 31, 2013. The increase was primarily due to a trade date liability of $10.0 million recorded at June 30, 2014 for the purchase of an investment security and an increase of $3.4 million relating to normal cash settlements with the Federal Reserve Bank, partially offset by a decrease of $6.3 million in market value adjustments on swap transactions since December 31, 2013.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

Overview. The Company’s net loss available to shareholders for the three months ended June 30, 2014 was $24.2 million, or a loss of $0.28 per common share, compared to net income of $678 thousand, or $0.01 per common share, for the same period in 2013. During the three months ended June 30, 2014, the Company had provision expense of $14.8 million, as compared to negative provision of $1.9 million in the same prior year period, primarily due to commercial loan sale losses in the 2014 period. During the three months ended June 30, 2014 and 2013, the Company recorded mortgage banking revenue of $529 thousand and $5.6 million, respectively. This decrease was due to lower production volume during the three months ended June 30, 2014, in a higher interest rate environment.

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

Net interest income, on a tax-equivalent basis, decreased $1.2 million to $20.8 million for the three months ended June 30, 2014, from $22.0 million for the same period in 2013.

Tax equivalent interest income decreased $1.9 million, or 7.5%, from $25.9 million for the three months ended June 30, 2013, to $23.9 million for the three months ended June 30, 2014. Compared to the comparable prior year quarter, average total loans receivable decreased $229.6 million, which resulted in a decrease in interest income on loans of $2.9 million and the yield on total loans decreased nine basis points. This decrease was partially offset by an increase of $972 thousand in interest income from investments which was primarily due to an increase of 53 basis points in yield from the three months ended June 30, 2013 to the three months ended June 30, 2014.

Interest expense decreased $772 thousand, or 19.6%, for the three months ended June 30, 2014, as compared to the same period in 2013. The decrease was primarily rate driven. The cost of interest-bearing deposit accounts decreased nine basis points compared to the prior year period resulting in a decrease in interest expense of $756 thousand.

The interest rate spread and net interest margin for the three months ended June 30, 2014 were 2.89% and 3.03%, respectively, compared to 2.83% and 2.96%, respectively, for the same period in 2013.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended June 30, 2014 and 2013. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$1,480,491	$15,385	4.16%	$1,719,278	$18,622	4.33%
Home equity	185,710	1,777	3.83	197,237	1,911	3.88
Second mortgage	24,358	326	5.35	28,679	432	6.03
Residential real estate	338,028	3,187	3.77	307,248	2,485	3.24
Other	23,196	391	6.74	28,929	495	6.84

Total loans receivable	2,051,783	21,066	4.11	2,281,371	23,945	4.20
Investment securities(3)	451,477	2,723	2.41	373,311	1,751	1.88
Interest-earning bank balances	243,052	154	0.25	307,348	192	0.25

Total interest-earning assets	2,746,312	23,943	3.49	2,962,030	25,888	3.50

Non-interest earning assets:
Cash and due from banks	41,196			44,968
Restricted Cash	26,000			26,000
Bank properties and equipment, net	47,586			49,192
Goodwill and intangible assets, net	38,568			40,256
Other assets	82,765			99,607

Total non-interest-earning assets	236,115			260,023

Total assets	$2,982,427			$3,222,053

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,099,385	$790	0.29%	$1,244,074	1,094	0.35%
Savings deposits	264,386	177	0.27	269,624	220	0.33
Time deposits	582,840	1,223	0.84	677,738	1,632	0.96

Total interest-bearing deposit accounts	1,946,611	2,190	0.45	2,191,436	2,946	0.54

Short-term borrowings:
Securities sold under agreements to repurchase—customers	598	—	0.09	2,304	1	0.17
Long-term borrowings:
FHLBNY advances (4)	60,887	315	2.07	61,051	318	2.08
Obligations under capital lease	7,221	127	7.04	7,504	125	6.66
Junior subordinated debentures	92,786	533	2.30	92,786	547	2.36

Total borrowings	161,492	975	2.41	163,645	991	2.42

Total interest-bearing liabilities	2,108,103	3,165	0.60	2,355,081	3,937	0.67

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	573,290			531,210
Other liabilities	46,918			72,654

Total non-interest bearing liabilities	620,208			603,864

Total liabilities	2,728,311			2,958,945
Shareholders’ equity	254,116			263,108

Total liabilities and shareholders’ equity	$2,982,427			$3,222,053

Net interest income		$20,778			$21,951

Interest rate spread (5)			2.89%			2.83%

Net interest margin (6)			3.03%			2.96%

Ratio of average interest-earning assets to average interest-bearing liabilities			130.27%			125.77%

(1)	Average balances include non-accrual loans, loans held-for-sale, branch assets held-for-sale and deposits held-for-sale.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended June 30, 2014 and 2013 were $166 thousand and $175 thousand, respectively.

(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase—FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended June 30, 2014 vs. 2013
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(2,505)	$(732)	$(3,237)
Home equity lines of credit	(111)	(23)	(134)
Home equity term loan	(61)	(45)	(106)
Residential real estate	264	438	702
Other	(97)	(7)	(104)

Total loans receivable	(2,510)	(369)	(2,879)
Investment securities	417	520	937
Interest-earning deposits with banks	(41)	3	(38)

Total interest-earning assets	(2,134)	154	(1,980)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(118)	(186)	(304)
Savings deposits	(4)	(39)	(43)
Time deposits	(213)	(196)	(409)

Total interest-bearing deposit accounts	(335)	(421)	(756)

Short-term borrowings:
Securities sold under agreements to repurchase—customers	—	—	—
Long-term borrowings:
FHLBNY advances(2)	(1)	(2)	(3)
Obligations under capital lease	—	(14)	(14)
Junior subordinated debentures	(5)	7	2

Total borrowings	(6)	(9)	(15)

Total interest-bearing liabilities	(341)	(430)	(771)

Net change in net interest income	$(1,793)	$584	$(1,209)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

Provision for Loan Losses. The Company recorded a provision of $14.8 million for loan losses during the three months ended June 30, 2014, as compared to negative provision expense of $1.9 million for the same period in 2013. In the three months ended June 30, 2014, the Company recorded provision expense of $14.0 million related to commercial loan sales of $71.1 million and the transfer of $24.4 million in consumer loans to held-for-sale. Total non-performing loans held-for-investment decreased $23.9 million from $38.0 million at December 31, 2013 to $14.1 million at June 30, 2014. The ratio of allowance for loan losses to gross loans held-for-investment was 1.53% at June 30, 2014, as compared to 1.66% at December 31, 2013. Net charge-offs for the three months ended June 30, 2014 were $20.2 million as compared to net recoveries of $2.8 million during the same period in 2013.

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

Non-Interest Income. Non-interest income decreased $6.3 million to $4.0 million for the three months ended June 30, 2014, as compared to $10.3 million for the same period in 2013. This decrease was primarily attributable to a decrease in mortgage banking revenue, net of $5.1 million due to a decline in residential mortgage production volume resulting from rising interest rates as well as a $1.2 million decline in the derivative credit adjustment primarily due to swap termination fees of $1.4 million, recorded in the three months ended June 30, 2014, associated with the commercial loan sales.

Non-Interest Expense. Non-interest expense increased $438 thousand to $33.7 million for the three months ended June 30, 2014 as compared to $33.2 million for the same period in 2013. This increase was primarily due to increases in salaries and employee benefits expense of $3.0 million and other non-interest expense of $1.9 million, partially offset by decreases in commission expense of $1.7 million and professional fees of $2.4 million. The increase in salaries and employee benefits expense was due to severance and benefit accruals, the payment part of which is pending regulatory approval, associated with the Company’s reduction in force of 242 full-time employees that occurred in connection with the initial implementation of the Company’s comprehensive strategic restructuring plan and closing of Sun Home Loans. Other non-interest expense increased primarily as a result of loan sale transaction fees. Commission expense declined due to reduced mortgage origination volume and professional fees declined significantly as the Company reduced its reliance on external consultants for operational infrastructure improvements and regulatory remediation.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

Overview. The Company recognized net loss available to shareholders for the six months ended June 30, 2014 of $26.2 million, or $0.30 per common share, compared to net income of $3.1 million, or $0.04 per common share, for the same period in 2013. During the six months ended June 30, 2014 and 2013, the Company recorded a loan loss provision of $14.8 million and negative provision of $1.7 million, respectively.

Net Interest Income. Net interest income, on a tax-equivalent basis, decreased $2.9 million to $42.3 million for the six months ended June 30, 2014, from $45.2 million for the same period in 2013.

Tax equivalent interest income decreased $4.4 million, or 8.3%, from $53.2 million for the six months ended June 30, 2013, to $48.7 million for the six months ended June 30, 2014. Average total loans receivable decreased $220.7 million, which resulted in a decrease in interest income on loans of $5.9 million and the yield on total loans decreased 12 basis points, from the six months ended June 30, 2013 to the same period in 2014. This decrease was partially offset by an increase of $1.5 million in interest income from investments, which was primarily due to an increase of 43 basis points in the yield from the six months ended June 30, 2013 to the six months ended June 30, 2014.

Interest expense decreased $1.5 million, or 19.3%, for the six months ended June 30, 2014, as compared to the same period in 2013. The decrease was primarily rate driven as the cost of interest-bearing deposits decreased nine basis points from 0.54% at June 30, 2013 to 0.45% at June 30, 2014.

The interest rate spread and net interest margin for the six months ended June 30, 2014 were 2.91% and 3.05%, respectively, compared to 2.93% and 3.06%, respectively, for the same period in 2013.

Table 4 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the six months ended June 30, 2014 and 2013. Average balances are derived from daily balances.

Table 4: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable (1),(2):
Commercial and industrial	$1,520,246	$31,735	4.17%	$1,731,846	$37,581	4.34%
Home equity	186,377	3,539	3.80	200,755	3,817	3.80
Second mortgage	24,609	683	5.55	29,508	860	5.83
Residential real estate	334,749	6,145	3.67	319,017	5,556	3.48
Other	24,100	814	6.76	29,665	1,030	6.94

Total loans receivable	2,090,081	42,916	4.11	2,310,791	48,844	4.23
Investment securities (3)	454,590	5,541	2.44	400,516	4,035	2.01
Interest-earning bank balances	231,645	292	0.25	243,658	303	0.25

Total interest-earning assets	2,776,316	48,749	3.51	2,954,965	53,182	3.60

Non-interest earning assets:
Cash and due from banks	41,269			45,867
Restricted Cash	26,000			26,000
Bank properties and equipment, net	48,093			49,774
Goodwill and intangible assets, net	38,709			40,618
Other assets	85,303			97,114

Total non-interest-earning assets	239,374			259,373

Total assets	$3,015,690			$3,214,338

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,124,284	$1,597	0.28%	$1,242,974	$2,205	0.35%
Savings deposits	265,837	357	0.27	267,519	435	0.33
Time deposits	595,459	2,515	0.84	683,431	3,321	0.97

Total interest-bearing deposit accounts	1,985,580	4,469	0.45	2,193,924	5,961	0.54

Short-term borrowings:
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreements to repurchase—customers	502	—	0.08	2,613	2	0.15
Long-term borrowings:
FHLBNY advances (4)	60,908	628	2.06	61,105	634	2.08
Obligations under capital lease	7,257	250	6.89	7,538	251	6.66
Junior subordinated debentures	92,786	1,065	2.30	92,786	1,093	2.36

Total borrowings	161,453	1,943	2.41	164,042	1,980	2.41

Total interest-bearing liabilities	2,147,033	6,412	0.60	2,357,966	7,941	0.67

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	566,486			518,973
Other liabilities	49,631			74,310

Total non-interest bearing liabilities	616,117			593,283

Total liabilities	2,763,150			2,951,249
Shareholders’ equity	252,540			263,090

Total liabilities and shareholders’ equity	$3,015,690			$3,214,339

Net interest income		$42,337			$45,241

Interest rate spread (5)			2.91%			2.93%

Net interest margin (6)			3.05%			3.06%

Ratio of average interest-earning assets to average interest-bearing liabilities			129.31%			125.32%

(1)	Average balances include non-accrual loans, loans held-for-sale, branch assets held-for-sale and deposits held-for-sale.

(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the six months ended June 30, 2014 and 2013 were $333 thousand and $387 thousand, respectively.
(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase—FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 5: Rate/Volume(1)

	For the Six Months Ended June 30, 2014 vs. 2013
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(4,459)	$(1,387)	$(5,846)
Home equity lines of credit	(273)	(5)	(278)
Home equity term loan	(137)	(40)	(177)
Residential real estate	281	308	589
Other	(189)	(27)	(216)

Total loans receivable	(4,777)	(1,151)	(5,928)
Investment securities	568	1,114	1,682
Interest-earning deposits with banks	(15)	4	(11)

Total interest-earning assets	(4,224)	(33)	(4,257)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(197)	(411)	(608)
Savings deposits	(3)	(75)	(78)
Time deposits	(400)	(406)	(806)

Total interest-bearing deposit accounts	(600)	(892)	(1,492)

Short-term borrowings:
Federal funds purchased	—	—	—
Securities sold under agreements to repurchase—customers	(2)	—	(2)
Long-term borrowings:
FHLBNY advances(2)	(2)	(4)	(6)
Obligations under capital lease	(9)	8	(1)
Junior subordinated debentures	—	(28)	(28)

Total borrowings	(13)	(24)	(37)

Total interest-bearing liabilities	(613)	(916)	(1,529)

Net change in net interest income	$(3,611)	$883	$(2,728)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

Provision for Loan Losses. The Company recorded provision expense of $14.8 million during the six months ended June 30, 2014, as compared to negative provision of $1.7 million for the same period in 2013. In the three months ended June 30, 2014, the Company recorded provision expense of $14.0 million related to commercial loan sales of $71.1 million and the transfer of $24.4 million in consumer loans to held-for-sale. Total non-performing loans held-for-investment decreased $23.9 million from $38.0 million at December 31, 2013 to $14.1 million at June 30, 2014. The ratio of allowance for loan losses to gross loans receivable was 1.53% at June 30, 2014 as compared to 1.66% at December 31, 2013. Net charge-offs for the six months ended June 30, 2014 were $21.9 million as compared to net recoveries of $3.8 million during the same period in 2013.

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

Non-Interest Income. Non-interest income decreased $12.2 million to $8.9 million for the six months ended June 30, 2014, as compared to $21.1 million for the same period in 2013. During the six months ended June 30, 2014, the Company recorded $1.2 million of mortgage banking revenue, net, a decrease of $7.8 million compared to the prior year period, due to a significant volume reduction in the Company’s mortgage operations. The decrease was also driven by a $3.4 million decrease in gain on sale of investment securities from $3.5 million recorded during the six months ended June 30, 2013 to $50 thousand recorded during the six months ended June 30, 2014.

Non-Interest Expense. Non-interest expense decreased $3.0 million to $61.6 million for the six months ended June 30, 2014 as compared to $64.6 million for the same period in 2013. The decrease was primarily due to decreases of $3.7 million in professional fees and $2.9 million in commission expense, partially offset by increases of $2.2 million in other non-interest expense and $1.6 million in salaries and employee benefits expense. The increase in salaries and employee benefits expense was due to severance and benefit accruals associated with the Company’s reduction in force. Other non-interest expense increased primarily as a result of loan sale transaction fees. Commission expense declined due to reduced mortgage origination volume and professional fees declined significantly as the Company reduced its reliance on external consultants for operational infrastructure improvements and regulatory remediation.

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

The major source of the Company’s funding on a consolidated basis is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained in a variety of wholesale funding sources as well, including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other securities and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes; however, this funding source is currently limited to 6.0% of the Bank’s total liabilities in accordance with a written agreement between the Bank and the OCC and the OCC’s subsequent approved increase in the limit on brokered deposits, as discussed later in this section. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. Deposit rates continued to decrease in 2014, but at a rate slower than in previous quarters. Core deposits, which exclude all certificates of deposit, decreased by $260.3 million to $1.75 billion, or 76.8% of total deposits at June 30, 2014, as compared to $2.01 billion, or 76.6% of total deposits at December 31, 2013. This decrease was primarily due to the reclassification of $160.8 million of deposits to deposits held-for-sale on the unaudited condensed consolidated statements of financial condition at June 30, 2014 as well as planned declines in public funds deposits. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $141.4 million, of which none was utilized, and the FHLBNY of approximately $174.4 million, of which $60.9 million was utilized. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $35.0 million, of which none were utilized as of June 30, 2014. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of June 30, 2014, the Company had a par value of $198.9 million and $172.6 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company’s primary uses of funds are the origination of loans, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending June 30, 2015 total $353.8 million, or approximately 63.45% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

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

On April 15, 2010, the Bank entered into the OCC Agreement which contained requirements to develop and implement a profitability and capital plan which provides for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment. The capital plan was required to contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC. In addition, we are required to seek the prior approval of the Federal Reserve Bank before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures, declaring or paying cash dividends or taking dividends from the Bank, repurchasing outstanding stock or incurring indebtedness. The Company is also required to take certain remedial steps and submit plans and progress reports to the Federal Reserve Bank. All requirements noted above were met as of June 30, 2014.

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank initially agreed that its brokered deposits would not exceed 3.5% of its total liabilities unless approved by the OCC. However, effective October 18, 2012, the OCC approved an increase to this limit to 6.0%. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At June 30, 2014, the Bank’s brokered deposits represented 3.9% of its total liabilities.

Management believes it is taking all necessary actions for the Bank to achieve full compliance with all requirements of the OCC Agreement and the Federal Reserve Bank requirements discussed above.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At June 30, 2014, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.12%, Tier 1 Capital ratio was 13.20%, and Total Capital ratio was 14.45%.

Effective June 30, 2014, the company contributed $7.5 million to the Bank, leaving the Company with cash and cash equivalents of approximately $10.5 million for debt service and operating expenses at June 30, 2014.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of June 30, 2014:

Table 6: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2014
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$304,987	15.00%	$162,675	8.00%		N/A
Sun National Bank	293,434	14.45	162,403	8.00	$203,003		10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	252,788	12.43	81,338	4.00		N/A
Sun National Bank	268,016	13.20	81,201	4.00	121,802		6.00
Leverage ratio:
Sun Bancorp, Inc.	252,788	8.59	117,764	4.00		N/A
Sun National Bank	268,016	9.12	117,571	4.00	146,964		5.00

(1)	Not applicable for bank holding companies.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2014, $63.3 million of a total of $90.0 million in capital securities qualified as Tier 1 with $26.7 million qualifying as Tier 2.

Basel III Capital Rules

Regulatory reforms have recently been instituted, which will also impose restrictions on our current business practices. Recent items affecting us include the final Basel III rule.

On July 2, 2013, the federal banking regulators, including the FRB and the OCC, approved the final Basel III capital rules for U.S. banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking

Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets that will apply to all covered financial institution holding companies and all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4 percent for all banking organizations. These new minimum capital ratios will become effective for us on January 1, 2015 and will be fully phased-in on January 1, 2019. These requirements are separate from the individual minimum capital ratios established by the OCC.

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

Dividend Restrictions

The ability of the Bank to pay dividends to the Company is governed by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the Bank was not able to pay a dividend to the Company at June 30, 2014. Moreover, per the OCC Agreement and the Federal Reserve Bank requirements, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve Bank.

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

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At June 30, 2014, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $6.7 million. This pool was included in the non-exclusive list of issuers that meet the requirements of the interim final rule released by the agencies and therefore will not be required to be sold by the Company. On April 17, 2014 the FRB released guidance stating that it would extend the conformance period for banks holding collateralized loan obligations by two years to July 2017.

At June 30, 2014, the Bank had 12 collateralized loan obligation securities with an amortized cost of $71.9 million and an estimated fair value of $71.5 million. These securities are subject to the provisions of the Volcker Rule. However, a final determination has yet to be made on whether banks will be required to divest these investments. Discussion has been ongoing among the regulators, Congress and the investors in collateralized loan obligations. Based on the current status of these discussions and through the Bank’s communication with its investment advisors, the Bank’s management believes it will either be able to hold these collateralized loan obligation investments in its portfolio or have them modified such that the perceived risk will be adequately eliminated.

At June 30, 2014, the Bank had one non-rated single issuer security with an amortized cost of $3.8 million and an estimated fair value of $2.7 million. This security is not subject to the provisions of the Volcker Rule.

See Note 12 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at June 30, 2014 was $28.2 million and the portion of the exposure not covered by collateral was approximately $615 thousand. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at June 30, 2014 and December 31, 2013 was $431 thousand and $454 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. As of June 30, 2014, the Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 460, Guarantees. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of June 30, 2014 and December 31, 2013 was $1.0 million and $647 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

At June 30, 2014, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $532.6 million representing a positive one-year gap ratio of 18.40%. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at June 30, 2014 shows a position that is relatively neutral to interest rates with a more negative bias as rates decrease. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 5 provides the Company’s estimated earnings sensitivity profile as of June 30, 2014. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Change in Interest Rates (Basis Points)	Percentage Change in Net Interest Income Year 1
+200	6.2%
+100	2.9%
-100	(1.1)%
-200	(2.4)%

Derivative Financial Instruments. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. In general, the derivative transactions entered into by the Company fall into one of two types: a fair value hedge of a specific fixed-rate loan agreement and an economic hedge of a derivative offering to a Bank customer. Derivative financial instruments involve, to varying degrees, interest rate, market and credit risk. The Company manages these risks as part of its asset and liability management process and through credit policies and procedures. The Company seeks to minimize counterparty credit risk by establishing credit limits and collateral agreements. The Company does not use derivative financial instruments for trading purposes. For more information on the Company’s financial derivative instruments, please see Note 8 of the notes to unaudited condensed consolidated financial statements.

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

Item 1A. Risk Factors

Except as noted below, management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended December 31, 2013 previously filed with the Securities and Exchange Commission.

Our Board of Directors recently approved the elimination of non-core business units which subjects us to certain risks, which if we do not manage could adversely affect our results of operations, financial condition and liquidity.

In connection with our comprehensive strategic restructuring plan and renewed focus on commercial lending, we have begun to engage in a number of restructuring initiatives, including but not limited to, the Bank ceasing consumer real estate lending, exiting its healthcare and asset-based lending businesses, the closing of certain retail Bank branches and a reduction in our workforce.

Notwithstanding our decision to exit residential mortgage lending, we had $298.1 million in residential real estate loans held-for-investment at June 30, 2014. The continuation or worsening of volatility in residential real estate values could continue to adversely affect our business and results of operations, and such adverse conditions could result in significant write-downs in the future. Similarly, due to the fact that we are no longer able to offer our legacy real estate lending customers the same range of loan restructuring alternatives in delinquency situations that we may historically have extended to them, such customers may be less able, and less likely, to repay their loans.

We may be unable to efficiently manage our restructuring or complete the transactions under our restructuring plan within the desired timeframes. In particular, we may not achieve the cost-savings and operational synergies expected as a result of closing certain of our branches, reducing personnel and exiting our less profitable lines of business. Similarly, we may be unable to originate or acquire new commercial loans at a level that is sufficient to offset the impact that liquidating our residential real estate and retail sales portfolios may have on our financial condition. If we fail to realize the anticipated benefits of the restructuring of our business we may experience an adverse effect on our results of operations, financial condition and liquidity.

Certain risks associated with the declared reverse stock split.

In connection with the Company’s comprehensive strategic restructuring plan, the Board of Directors recently declared a 1-for-5 reverse stock split to become effective on August 11, 2014 for shareholders of record as of August 8, 2014, which is intended to increase the trading price of the Company’s common stock. The reverse stock split will correspondingly reduce the number of shares of our authorized common stock from 200,000,000 to 40,000,000. The risks associated with the reverse stock split include (but are not limited to) the following:

Our total market capitalization after the reverse stock split may be lower than before the reverse stock split.

There are numerous factors and contingencies that could affect the price of our common stock following implementation of the reverse stock split, including the status of the market for our common stock at the time, our results of operations in future periods, and general economic, market and industry conditions. Accordingly, the market price of our common stock may not be sustainable at the direct arithmetic result of the reverse stock split. If the market price of our common stock declines after the reverse stock split, our total market capitalization (the aggregate value of all of our outstanding common stock at the then existing market price) after the reverse stock split will be lower than before the reverse stock split.

The reverse stock split may result in reduced liquidity of our common stock.

Following the reverse stock split we will have fewer shares of common stock that are publicly traded. As a result, the trading liquidity of our common stock may decline.

The reverse stock split may not generate additional investor interest.

While we believe that a higher stock price may help generate investor interest in our common stock, there can be no assurance that the reverse stock split will result in a per share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit 3.1 Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)

Exhibit 3.2 Amended and Restated Bylaws of Sun Bancorp, Inc. (2)

Exhibit 4.1 Common Security Specimen (3)

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

Exhibit 32 Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS XBRL Instance Document

Exhibit 101.SCH XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on February 6, 2009 (Registration Number 333-157131).
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on July 7, 2014 (File No. 0-20957).
(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (File No. 333-21903).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Bancorp, Inc.
Registrant

Date: August 8, 2014	/s/ Thomas M. O’Brien
Thomas M. O’Brien
President and Chief Executive Officer
(Duly Authorized Representative)

Date: August 8, 2014	/s/ Thomas R. Brugger
Thomas R. Brugger
Executive Vice President and
Chief Financial Officer
(Duly Authorized Representative)