Form 10-Q
period 2014-09-30
SUN BANCORP INC /NJ/
filed 2014-11-06
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

N/A

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

Common Stock, $5.00 Par Value – 18,586,134 Shares Outstanding at November 3, 2014

Page Number
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2014 and December 31, 2013	3
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2014 and 2013	4
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine months Ended September 30, 2014 and 2013	5
Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Nine months Ended September 30, 2014 and 2013	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2014 and 2013	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3. Quantitative and Qualitative Disclosures about Market Risk	60
Item 4. Controls and Procedures	61
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	62
Item 1A. Risk Factors	62
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3. Defaults Upon Senior Securities	62
Item 4. Mine Safety Disclosures	62
Item 5. Other Information	62
Item 6. Exhibits	63
Signatures	63
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
Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$37,032	$38,075
Interest-earning bank balances	467,321	229,687

Cash and cash equivalents	504,353	267,762
Restricted cash	13,000	26,000
Investment securities available for sale (amortized cost of $410,354 and $452,023 at September 30, 2014 and December 31, 2013, respectively)	409,496	440,097
Investment securities held to maturity (estimated fair value of $621 and $692 at September 30, 2014 and December 31, 2013, respectively)	604	681
Loans receivable (net of allowance for loan losses of $26,540 and $35,537 at September 30, 2014 and December 31, 2013, respectively)	1,649,869	2,102,167
Loans held-for-sale, at fair value	4,595	20,662
Loans held-for-sale, at lower of cost or market	2,770	—
Branch assets held-for-sale	31,408	—
Restricted equity investments, at cost	14,979	17,019
Bank properties and equipment, net	41,610	49,095
Real estate owned, net	1,084	2,503
Accrued interest receivable	5,652	7,112
Goodwill	38,188	38,188
Intangible assets, net	—	805
Deferred taxes, net	—	4,575
Bank owned life insurance (BOLI)	78,650	77,236
Other assets	23,944	33,651

Total assets	$2,820,202	$3,087,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,170,627	$2,621,571
Deposits held-for-sale	192,068	—
Securities sold under agreements to repurchase – customers	963	478
Advances from the Federal Home Loan Bank of New York (FHLBNY)	60,830	60,956
Obligations under capital lease	7,111	7,331
Junior subordinated debentures	92,786	92,786
Deferred taxes, net	971	—
Other liabilities	47,799	59,094

Total liabilities	2,573,155	2,842,216

Commitments and contingencies (see Note 11)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $5 par value, 40,000,000 shares authorized; 18,884,782 shares issued and 18,585,036 shares outstanding at September 30, 2014; 17,742,207 shares issued and 17,342,883 shares outstanding at December 31, 2013(1)	94,424	88,711
Additional paid-in capital	514,932	506,719
Retained deficit	(344,933)	(317,954)
Accumulated other comprehensive loss	(508)	(7,055)
Deferred compensation plan trust	(599)	(522)
Treasury stock at cost, 299,746 shares at September 30, 2014; and 399,324 shares at December 31, 2013(1)	(16,269)	(24,562)

Total shareholders’ equity	247,047	245,337

Total liabilities and shareholders’ equity	$2,820,202	$3,087,553

See Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Prior period share data was retroactively adjusted for the impact of the 1-for-5 reverse stock split on August 11, 2014

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$19,307	$24,576	$62,223	$73,420
Interest on taxable investment securities	2,140	1,680	6,583	4,449
Interest on non-taxable investment securities	306	310	923	1,028
Dividends on restricted equity investments	202	222	643	685

Total interest income	21,955	26,788	70,372	79,582

INTEREST EXPENSE
Interest on deposits	2,057	2,813	6,526	8,773
Interest on funds borrowed	435	445	1,314	1,332
Interest on junior subordinated debentures	542	550	1,607	1,643

Total interest expense	3,034	3,808	9,447	11,748

Net interest income	18,921	22,980	60,925	67,834
PROVISION FOR LOAN LOSSES	—	724	14,803	(988)

Net Interest income after provision for loan losses	18,921	22,256	46,122	68,822

NON-INTEREST INCOME
Service charges on deposit accounts	2,285	2,314	6,651	6,793
Mortgage banking revenue, net	423	1,593	1,587	10,598
Gain on sale of investment securities	—	2	50	3,489
Investment products income	635	678	1,967	2,085
BOLI income	484	482	1,414	1,416
Derivative credit valuation adjustment	11	(380)	(1,189)	(878)
Other	857	1,110	3,141	3,436

Total non-interest income	4,695	5,799	13,621	26,939

NON-INTEREST EXPENSE
Salaries and employee benefits	11,265	12,656	40,141	39,967
Commission expense	553	2,001	2,261	6,598
Occupancy expense	2,980	3,456	10,798	10,113
Equipment expense	1,695	1,796	5,800	5,485
Data processing expense	1,299	995	3,777	3,021
Amortization of intangible assets	238	540	805	2,002
Insurance expense	1,443	1,496	4,268	4,468
Professional fees	1,423	5,947	5,262	13,355
Advertising expense	567	676	1,676	1,927
Problem loan expense	294	816	1,492	2,638
Real estate owned expense, net	71	252	917	1,741
Office supplies expense	217	192	753	612
Other	2,087	2,094	7,747	5,565

Total non-interest expense	24,132	32,917	85,697	97,492

LOSS BEFORE INCOME TAXES	(516)	(4,862)	(25,954)	(1,731)
INCOME TAX EXPENSE	309	—	1,025	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(825)	$(4,862)	$(26,979)	$(1,731)

Basic loss per share(1)	$(0.05)	$(0.28)	$(1.54)	$(0.10)

Diluted loss per share(1)	$(0.05)	$(0.28)	$(1.54)	$(0.10)

Weighted average shares – basic(1)	17,949,643	17,299,917	17,574,246	17,271,373

Weighted average shares – diluted(1)	17,946,643	17,299,917	17,574,246	17,271,373

See Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Prior period share data was retroactively adjusted for the impact of the 1-for-5 reverse stock split on August 11, 2014

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(825)	$(4,862)	$(26,979)	$(1,731)
Other Comprehensive Loss, net of tax
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	$(193)	$(19)	$6,517	$(3,024)
Less: reclassification adjustment for (losses) gains included in net income	—	(1)	30	(2,071)
Other comprehensive (loss) income	(193)	(20)	6,547	(5,095)

COMPREHENSIVE LOSS	$(1,018)	$(4,882)	$(20,432)	$(6,826)

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss)	Deferred Compensation	Treasury Stock	Total
BALANCE, JANUARY 1, 2013	$—	$88,301	$506,537	$(308,011)	$2,186	$(256)	$(26,162)	$262,595

Net loss	—	—	—	(1,731)	—	—	—	(1,731)
Other comprehensive loss	—	—	—	—	(5,095)	—	—	(5,095)
Issuance of common stock	—	272	(27)	—	—	(150)	730	825
Stock-based compensation	—	45	501	—	—	—	—	546

BALANCE, September 30, 2013	$—	$88,618	$507,011	$(309,742)	$(2,909)	$(406)	$(25,432)	$257,140

BALANCE, JANUARY 1, 2014	$—	$88,711	$506,719	$(317,954)	$(7,055)	$(522)	$(24,562)	$245,337

Net loss	—	—	—	(26,979)	—	—	—	(26,979)
Other comprehensive income	—	—	—	—	6,547	—	—	6,547
Exercise of stock options			(30)				37	7

Capital raise		5,666	14,259				—	19,925
Issuance of common stock	—	47	(5,810)	—	—	(77)	7,542	1,702
Stock-based compensation	—	—	(206)	—	—	—	714	508

BALANCE, September 30, 2014	$—	$94,424	$514,932	$(344,933)	$(508)	$(599)	$(16,269)	$247,047

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Nine months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(26,979)	$(1,731)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,803	(988)
Increase (decrease) in reserve for unfunded commitments	285	(214)
Depreciation, amortization and accretion	5,536	8,045
Impairment of bank properties and equipment and real estate owned	489	295
Loss on sale of real estate owned	331	886
Net gain on sales and calls of investment securities available-for-sale	(50)	(3,500)
Gain on sale of mortgage loans	(1,811)	(10,805)
Gain on bulk sale of jumbo residential mortgage loans, net	(135)	(1,916)
Gain on bulk sale of other consumer loans	(311)	—
Change in fair value of loans held-for-sale	947	1,624
Decrease in fair value of interest rate lock commitments	119	499
Derivative credit valuation adjustments	(140)	504
Increase in cash surrender value of BOLI	(1,414)	(1,416)
Deferred income taxes	1,025	—
Stock-based compensation	508	546
Shares contributed to employee benefit plans	1,787	976
Mortgage loans originated for sale	(76,596)	(418,984)
Proceeds from the sale of mortgage loans	88,442	535,733
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	1,460	1,488
Other assets	21	3,062
Other liabilities	(1,635)	(3,718)

Net cash provided by operating activities	6,682	110,386

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(23,523)	(248,543)
Net redemption of restricted equity securities	2,040	727
Proceeds from maturities, prepayments or calls of investment securities available for sale	46,572	80,854
Proceeds from maturities, prepayments or calls of investment securities held to maturity	75	209
Proceeds from the sale of investment securities available-for-sale	18,276	197,019
Proceeds from sale of commercial real estate loans	57,147	20,771
Proceeds from sale of repossessed assets	123	231
Proceeds from bulk sale of jumbo residential mortgage loans	46,729	117,184
Proceeds from bulk sale of consumer loans	15,682	—
Restricted cash transferred to cash and cash equivalents	13,000	—
Cash transferred to held-for-sale	(1,078)	—
Return of surrender value of BOLI	—	1,504
Net decrease (increase) in loans	294,021	(36,022)
Purchases of bank properties and equipment	(1,629)	(2,846)
Proceeds from sale of real estate owned	1,391	5,063

Net cash provided by investing activities	468,826	136,151

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(451,124)	39,469
Net increase in deposits held-for-sale	192,068	—
Net issuances (redemptions) of securities sold under agreements to repurchase – customer	485	(1,414)
Repayments of advances from FHLBNY	(126)	(418)
Repayment of obligations under capital leases	(220)	(207)
Proceeds from issuance of common stock	20,000	—

Net cash (used in) provided by financing activities	(238,917)	37,430

NET INCREASE IN CASH AND CASH EQUIVALENTS	236,591	283,967
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	267,762	143,616

CASH AND CASH EQUIVALENTS, END OF PERIOD	$504,353	$427,583

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$9,698	$11,997
Income taxes paid	—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Transfer of loans and bank property to real estate owned	567	3,702

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

(1) Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive loss, changes in equity and cash flows in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”).

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report on Form 10-K of Sun Bancorp, Inc. (the “Company”) for the year ended December 31, 2013. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment on investment securities, goodwill, intangible assets, income taxes, stock-based compensation and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Prior Period Revision. Previously, the Company presented restricted cash, with respect to amounts held as collateral against letters of credit, in “Cash and due from banks” on the consolidated statements of financial condition. During the fourth quarter of 2013, the Company identified that certain of these balances should be classified as restricted cash. The table below reports the impact of these revisions to the consolidated statements of cash flows for the nine months ended September 30, 2013:

Nine months Ended September 30,	Revised 2013	As reported 2013
Cash and cash equivalents, beginning of year	$143,616	$169,616
Cash and cash equivalents, end of period	427,583	453,583

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

Loans Held-For-Sale. Loans held-for-sale totaled $7.4 million and $20.7 million at September 30, 2014 and December 31, 2013, respectively. The balance at September 30, 2014 and December 31, 2013 includes $4.6 million and $20.7 million, respectively, of residential mortgages originated with the intent to sell which were recorded at fair value. At September 30, 2014, loans held-for-sale also included $2.8 million of consumer loans recorded at lower of cost or market.

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

Goodwill and Intangible Assets. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tests goodwill for impairment annually as of December 31, unless circumstances indicate that a test is required at an earlier date. The Company elected to not apply the qualitative evaluation option permitted under Accounting Standards Update (“ASU”) 2011-8, Intangibles – Goodwill and Other (Topic 35): Testing Goodwill for Impairment issued in September 2011. Therefore, the Company utilizes the two-step goodwill impairment test outlined in FASB ASC 350, Intangibles – Goodwill and

Other (“FASB ASC 350”). Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment, or one level below an operating segment, as defined in FASB ASC 280. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. At December 31, 2013, the Company performed its annual goodwill impairment test, and step one of the analysis indicated that the Company’s fair value was greater than its carrying value; therefore, the Company’s goodwill was not impaired at December 31, 2013. Since that time, no event has occurred nor have circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The carrying amount of goodwill totaled $38.2 million at September 30, 2014 and December 31, 2013.

Intangible assets, net on the consolidated statements of financial condition, consist of core deposit intangibles, net of accumulated amortization from the Bank’s previous acquisitions. Core deposit intangibles are amortized using the straight-line method based on the characteristics of the particular deposit type and are evaluated annually for impairment.

Bank Owned Life Insurance (“BOLI”). The Company has purchased life insurance policies on certain key employees. These policies are recorded at their cash surrender value, or the amount that can be realized in accordance with FASB ASC 325-30, Investments in Insurance Contracts. At September 30, 2014, the Company had $26.8 million invested in a general account and $51.9 million in a separate account, for a total BOLI cash surrender value of $78.7 million. The BOLI separate account is invested in a mortgage-backed securities fund, which is managed by an independent investment firm. Pricing volatility of these underlying instruments may have an impact on investment income; however, the fluctuations would be partially mitigated by a stable value wrap agreement which is a component of the separate account. Income from these policies and changes in the cash surrender value are recorded in BOLI income of the unaudited condensed consolidated statements of operations.

Income Taxes. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the unaudited condensed consolidated statements of operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment is applied when addressing the requirements of FASB ASC 740. At September 30, 2014, the Company had a valuation allowance of $131.8 million against its gross deferred tax asset. As the Company remained in a cumulative loss position, the deferred tax valuation allowance is still appropriate at September 30, 2014. The net deferred tax liability of $971 thousand in the unaudited condensed consolidated statements of financial condition at September 30, 2014 primarily represents the tax liability created from the goodwill amortization recorded for tax purposes and not for book. For those securities in an unrealized loss position, the Company intends to hold these securities until maturity or until such time that they are in an unrealized gain position.

Mortgage Banking Revenue, Net. Mortgage banking revenue, net includes revenues associated with the sale of residential mortgage loans originated with the intent to sell, net of recourse liability provision as well as gain on bulk sales of jumbo residential mortgage loans. The components of this line item are as follows:

	For the Nine months Ended September 30,
	2014	2013
Gains on the sale of residential mortgage loans	$2,271	$11,105
Gain on bulk sale of jumbo residential mortgage loans	135	1,916
Market value adjustment on loans held-for-sale	(240)	(1,624)
Fair value adjustment on interest rate lock commitments	(119)	(499)
Recourse liability provision	(460)	(300)

Mortgage banking revenue, net	$1,587	$10,598

	For the Three Months Ended September 30,
	2014	2013
Gains on the sale of residential mortgage loans	$854	$3,182
Loss on bulk sale of jumbo residential mortgage loans	—	(447)
Market value adjustment on loans held-for-sale	(206)	(585)
Fair value adjustment on interest rate lock commitments	(225)	(457)
Recourse liability provision	—	(100)

Mortgage banking revenue, net	$423	$1,593

Accumulated Other Comprehensive Income. The Company classifies items of accumulated comprehensive income by their nature and displays the details of other comprehensive loss in the unaudited condensed consolidated statements of comprehensive loss. Amounts categorized as comprehensive loss/income represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any other-than-temporary impairment (“OTTI”) loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income (loss) for the period. These reclassifications for the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended September 30,
	2014			2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain (loss) on securities available for sale during the period	$(327)	$134	$(193)	$(32)	$13	$(19)
Reclassification adjustment for net gains included in net income(1)	—	—	—	(2)	1	(1)

Net unrealized gain on securities available for sale	$(327)	$134	$(193)	$(34)	$14	$(20)

(1)	All amounts are included in gain on sale of investment securities in the unaudited condensed consolidated statements of operations.

	For the Nine months Ended September 30,
	2014			2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain (loss) on securities available for sale during the period	$11,017	$(4,500)	$6,517	$(5,112)	$2,088	$(3,024)
Reclassification adjustment for net gains included in net income(1)	50	(20)	30	(3,500)	1,410	(2,071)

Net unrealized gain on securities available for sale	$11,067	$(4,520)	$6,547	$(8,612)	$3,517	$(5,095)

(1)	All amounts are included in gain on sale of investment securities in the unaudited condensed consolidated statements of operations.

Recent Accounting Principles.

In August 2014, the FASB issued ASU 2014-15: Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

In August 2014, the FASB issued ASU 2014-14: Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements. The amendments in this Update are effective for public entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014.

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

In January 2014, the FASB issued ASU 2014-4, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. For public entities, the amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

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

(2) Branch Sale

On July 2, 2014 the Company entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Sturdy Savings Bank, pursuant to which the Bank agreed to sell certain assets and certain liabilities relating to seven branch offices in and around Cape May County, New Jersey. The Purchase Agreement provides for a purchase price equal to the sum of a deposit premium of 8.765% of the average daily closing balance of deposits for the 31 days prior to the closing date, the Company’s carrying value of loans identified and approved by both parties, the aggregate amount of cash on hand and accrued interest on the loans acquired.

The Purchase Agreement contains certain customary representations, warranties, indemnities and covenants of the parties, and is subject to termination in certain circumstances. Sturdy Savings Bank recently received all regulatory approvals required for the acquisition of the branches. The transaction is expected to be completed during the first quarter of 2015, subject to customary closing conditions.

The following summarizes the branch assets and liabilities classified as held-for-sale at September 30, 2014 related to the Purchase Agreement:

Assets:
Cash	$1,078
Loans held-for-sale	26,297
Properties and equipment, net	4,033

Total branch assets held-for-sale	$31,408

Liabilities:
Deposits held-for-sale	$192,068

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

The Company declared a 1-for-5 reverse stock split effective August 11, 2014 for shareholders of record as of August 8, 2014. Prior periods have been revised to reflect the impact of this transaction.

Activity in the stock option plans for the nine months ended September 30, 2014 and September 30, 2013 was as follows:

Summary of Options Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2014	298,308	$36.80	249,853
Granted	143,296	19.33	—
Exercised	(298)	15.43	—
Forfeited	(19,496)	16.98	—
Expired	(88,016)	43.87	—

September 30, 2014	333,794	$28.61	171,549
Options vested or expected to vest(1)	321,224	$29.06	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2013	357,031	$36.75	235,755
Granted	17,722	17.85	—
Exercised	—	—	—
Forfeited	(19,891)	)18.25	—
Expired	(9,435	)53.65	—

September 30, 2013	345,427	$36.40	277,775
Options vested or expected to vest(1)	285,582	$36.60	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 6.9 years for Options outstanding and 4.7 years for Options exercisable as of September 30, 2014.

At September 30, 2014, the aggregate intrinsic value was $114 thousand for Options outstanding and $27 thousand for Options exercisable.

During the nine months ended September 30, 2014 and 2013, the Company granted 143,296 Options and 17,722 Options, respectively. In accordance with FASB ASC 718, the fair value of the Options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of an Option is estimated using historical exercise behavior of employees at a particular level of management who were granted Options with a comparable term. The Options have historically been granted with a 10 year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the Options for the nine months ended September 30, 2014 and 2013 are as follows:

	For the Nine months Ended September 30,
	2014	2013
Weighted average fair value of Options granted	$9.08	$8.40
Weighted average risk-free rate of return	0.65%	0.80%
Weighted average expected option life in months	59	59
Weighted average expected volatility	46%	62%
Expected dividends(1)	$—	$—

(1)	To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested Stock Award activity during the nine months ended September 30, 2014 and 2013 are presented in the following tables:

Summary of Nonvested Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Awards outstanding, January 1, 2014	86,367	$15.65
Issued	112,803	19.80
Vested	(8,403)	17.26
Forfeited	(34,600)	15.41

Nonvested Stock Awards outstanding, September 30, 2014	156,167	$18.60

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Awards outstanding, January 1, 2013	127,807	$16.50
Issued	82,019	17.70
Vested	(19,980)	23.65
Forfeited	(35,531)	15.35

Nonvested Stock Awards outstanding, September 30, 2013	154,315	$16.50

There were 112,803 shares of nonvested Stock Awards issued during the nine months ended September 30, 2014 and 82,019 nonvested Stock Awards issued during the nine months ended September 30, 2013. The value of these shares is based upon the closing price of the common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the nonvested Stock Awards issued.

Total compensation expense recognized related to Options and nonvested Stock Awards, including that for non-employee directors, during the three and nine months ended September 30, 2014 was $276 thousand and $508 thousand, respectively, as compared to $193 thousand and $649 thousand, respectively, for the three and nine months ended September 30, 2013. As of September 30, 2014, there was approximately $1.1 million and $2.5 million of total unrecognized compensation cost related to Options and nonvested Stock Awards, respectively. The cost of the Options and Stock Awards is expected to be recognized over a weighted average period of 2.3 years and 3.4 years, respectively.

(4) Investment Securities

The amortized cost of investment securities and the approximate fair value at September 30, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
Available for sale:
U.S. Treasury securities	$2,498	$6	$—	$2,504
U.S. Government agency securities	4,972	—	(277)	4,695
U.S. Government agency mortgage-backed securities	279,172	2,006	(1,572)	279,606
Other mortgage-backed securities	268	1	—	269
State and municipal securities	28,977	2,044	—	31,021
Trust preferred securities	12,038	—	(2,338)	9,700
Collateralized loan obligations	79,929	—	(728)	79,201
Other securities	2,500	—	—	2,500

Total available for sale	410,354	4,057	(4,916)	409,496

Held to maturity:
U.S. Government agency mortgage-backed securities	354	17	—	371
Other securities	250	—	—	250

Total held to maturity	604	17	—	621

Total investment securities	$410,958	$4,074	$(4,916)	$410,116

December 31, 2013
Available for sale:
U.S. Treasury securities	$2,496	$4	$—	$2,500
U.S. Government agency securities	4,969	—	(562)	4,407
U.S. Government agency mortgage-backed securities	325,316	1,043	(8,295)	318,064
Other mortgage-backed securities	277	16	—	293
State and municipal obligations	29,240	1,213	—	30,453
Trust preferred securities	12,626	—	(4,659)	7,967
Collateralized loan obligations	73,915	—	(686)	73,229
Other securities	3,184	—	—	3,184

Total available for sale	452,023	2,276	(14,202)	440,097

Held to maturity:
U.S. Government agency mortgage-backed securities	431	11	—	442
Other securities	250	—	—	250

Total held to maturity	681	11	—	692

Total investment securities	$452,704	$2,287	$(14,202)	$440,789

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2014
U.S. Government agency securities	$—	$—	$4,695	$(277)	$4,695	$(277)
U.S. Government agency mortgage-backed securities	37,212	(291)	33,543	(1,281)	70,755	(1,572)
Trust preferred securities	—	—	9,700	(2,339)	9,700	(2,339)
Collateralized loan obligations	57,048	(381)	22,153	(347)	79,201	(728)

Total	$94,260	$(672)	$70,091	$(4,244)	$164,351	$(4,916)

December 31, 2013
U.S. Government agency securities	$—	$—	$4,407	$(562)	$4,407	$(562)
U.S. Government agency mortgage-backed securities	246,348	(7,374)	7,961	(921)	254,309	(8,295)
Trust preferred securities	—	—	7,967	(4,659)	7,967	(4,659)
Collateralized Loan Obligations	45,729	(686)			45,729	(686)

Total	$292,077	$(8,060)	$20,335	$(6,142)	$312,412	$(14,202)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations applies, the guidance requires the Company to record an OTTI charge to earnings for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations applies, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the consolidated statements of financial condition. Application of this guidance resulted in no OTTI charges during the nine months ended September 30, 2014 and 2013.

The following is a roll-forward for the three and nine months ended September 30, 2014 and 2013 of OTTI charges recognized in earnings as a result of credit losses on investments:

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

On December 10, 2013, the Board of Governors of the Federal Reserve System (“FRB”), the Office of the Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation (“FDIC”), the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (“SEC’) issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. These prohibitions impact the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading.

U.S. Government Agency Securities. At September 30, 2014, the gross unrealized loss in the category of 12 months or longer of $277 thousand consisted of one agency security with an estimated fair value of $4.7 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of September 30, 2014, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security before recovery, which may be maturity, and management expects to recover the entire amortized cost basis of the security.

U.S. Government Agency Mortgage-Backed Securities. At September 30, 2014, the gross unrealized loss in the category of less than 12 months of $291 thousand consisted of seven mortgage-backed securities with an estimated fair value of $37.2 million, the gross unrealized loss in the category of 12 months or longer of $1.3 million consisted of six mortgage-backed securities with an estimated fair value of $33.5 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of September 30, 2014, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Collateralized Loan Obligation Securities. At September 30, 2014, the gross unrealized loss in the category of less than 12 months of $381 thousand consisted of five AAA and five AA-rated collateralized loan obligation securities with an estimated fair value of $57.0 million, the gross unrealized loss in the category of 12 months or longer of

$347 thousand consisted of two AAA and one AA-rated collateralized loan obligation securities with an estimated fair value of $22.2 million The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of September 30, 2014, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

At September 30, 2014, the Company had 13 collateralized loan obligation securities with an amortized cost of $79.9 million and an estimated fair value of $79.2 million. These securities are subject to the provisions of the Volcker Rule. However, a final determination has yet to be made whether banks will be required to divest these investments. Discussion has been ongoing among the regulators, Congress and the investors in the collateralized loan obligations. Based on the current status of these discussions and through the Company’s communication with its investment advisors, the Company believes it will either be able to hold these collateralized loan obligation investments in its portfolio or have them modified such that the perceived risk will be adequately eliminated. As such, the Company believes it will not be required to sell these securities prior to recovery and therefore would not be required to record an OTTI charge on these securities. To ensure compliance, in the three months ended June 30, 2014, the Company began proactively transitioning its collateralized loan obligation investments into similar securities which are structured such that they satisfy the provisions of the Volcker Rule.

Trust Preferred Securities. At September 30, 2014, the gross unrealized loss in the category of 12 months or longer of $2.3 million consisted of two trust preferred securities. The trust preferred securities are comprised of one non-rated single issuer security with an amortized cost of $3.2 million and an estimated fair value of $2.9 million, and one investment grade rated pooled security with an amortized cost of $8.8 million and an estimated fair value of $6.8 million. As this security recently received ratings upgrades from multiple agencies, it is no longer deemed non-investment grade.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The pooled security is in a senior position in the capital structure. The security had a 3.2 times principal coverage. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% of defaults or deferrals’ every three years with no recovery rate. As of September 30, 2014, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

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

In August 2009, the issuer of the non-rated single issuer trust preferred security elected to defer its normal quarterly dividend payment. As contractually permitted, the issuer may defer dividend payments up to five years with accumulated dividends, and interest on those deferred dividends, payable upon the resumption of its scheduled dividend payments. The issuer is currently operating under an agreement with its regulators. The agreement stipulates that the issuer must receive permission from its regulators prior to resuming its scheduled dividend payments. In September 2014, the deferred dividends of $590 thousand were paid by the issuer. This payment was recorded as a reduction of outstanding principal for this security.

During the nine months ended September 30, 2014, the Company did not record an OTTI credit-related charge related to this deferring single issuer trust preferred security. Based on the Company’s most recent evaluation, and based upon the aforementioned receipt of dividend payments, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The Company recognizes that the difficult economic environment and some weakened performance measures, while recently improving, increased the probability that a full recovery of principal may not be realized. The cumulative OTTI on this security as of September 30, 2014 was $1.2 million. Based upon the current capital position of the issuer and recent improvements in the financial performance of the issuer, the Company concluded that an additional impairment charge was not warranted at September 30, 2014.

The pooled security was included in the non-exclusive list of issuers that meet the requirements of the interim final rule release by the agencies and therefore will not be required to be sold by the Company. The single issuer security is not subject to the provisions of the Volcker rule.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at September 30, 2014 and December 31, 2013 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2014	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,252	$2,252	$—	$—
Due after one year through five years	3,043	3,072	250	250
Due after five years through ten years	27,912	28,461	—	—
Due after ten years	97,707	95,836	—	—

Total investment securities, excluding mortgage-backed securities	130,914	129,621	250	250

U.S. Government agency mortgage-backed securities	279,172	279,606	354	371
Other mortgage-backed securities	268	269	—	—

Total investment securities	$410,354	$409,496	$604	$621

December 31, 2013
Due in one year or less	$3,184	$3,184	$—	$—
Due after one year through five years	3,430	3,490	250	250
Due after five years through ten years	35,452	35,460	—	—
Due after ten years	84,364	79,606	—	—

Total investment securities, excluding mortgage-backed securities	126,430	121,740	250	250

U.S. Government agency mortgage-backed securities	325,316	318,064	431	442
Other mortgage-backed securities	277	293	—	—

Total investment securities	$452,023	$440,097	$681	$692

At September 30, 2014, the Company had $28.0 million, amortized cost, and $29.9 million, estimated fair value, of investment securities pledged to secure public deposits. As of September 30, 2014, the Company had $165.3 million, amortized cost, and $166.1 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(5) Loans

The components of loans as of September 30, 2014 and December 31, 2013 were as follows:

Loan Components

	September 30, 2014	December 31, 2013
Commercial:
Commercial and industrial	$297,909	$478,734
CRE owner occupied	321,597	468,442
CRE non-owner occupied	505,823	576,084
Land and development	71,438	64,306
Consumer:
Home equity lines of credit	151,369	188,478
Home equity term loans	21,858	25,279
Residential real estate	299,838	305,552
Other	6,577	30,829

Total gross loans held-for-investment	1,676,409	2,137,704
Allowance for loan losses	(26,540)	(35,537)

Net loans held-for-investment	$1,649,869	$2,102,167

Loans on Non-Accrual Status

	September 30, 2014	December 31, 2013
Commercial:
Commercial & industrial	$305	$2,358
CRE owner occupied	2,321	14,408
CRE non-owner occupied	352	1,969
Land and development	—	2,158
Consumer:
Home equity lines of credit	3,021	3,749
Home equity lines of credit, held-for-sale	1,137
Home equity term loans	696	1,240
Home equity term loans, held-for-sale	327
Residential real estate	6,651	3,341
Residential real estate, held-for-sale	1,306
Other	206	591
Other, held-for-sale	—

Total non-accrual loans	$16,322	$29,814

Troubled debt restructuring, non-accrual	$528	$8,163

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

As of September 30, 2014, the Company had $66.4 million outstanding on 15 residential construction, commercial construction and land development relationships for which the agreements included interest reserves. As of December 31, 2013, the Company had $54.5 million outstanding on 17 residential construction, commercial construction and land development relationships for which the agreements included interest reserves. The total amount available in those reserves to fund interest payments was $3.0 million and $4.3 million at September 30, 2014 and December 31, 2013, respectively. There were no relationships with interest reserves which were on non-accrual status at September 30, 2014 and December 31, 2013. Construction projects are monitored throughout their lives by the Company through either internal resources or professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

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

(6) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Nine months Ended September 30, 2014
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$27,828	$3,375	$2,898	$1,436	$35,537
Charge-offs	(18,859)	(2,639)	(1,811)	(3,262)	(26,571)
Recoveries	2,111	199	193	267	2,771

Net charge-offs	(16,747)	(2,440)	(1,618)	(2,995)	(23,800)
Provision for loan losses	8,355	2,481	2,041	1,926	14,803

Ending balance	$19,436	$3,416	$3,321	$367	$26,540

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$19,436	$3,416	$3,321	$367	$26,540

Financing Receivables:
Ending balance	$1,196,767	$173,227	$299,838	$6,577	$1,676,409

Ending balance: individually evaluated for impairment	$3,202	$3,550	$6,948	$142	$13,842

Ending balance: collectively evaluated for impairment	$1,193,565	$169,677	$292,890	$6,435	$1,662,567

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Nine months Ended September 30, 2013
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$33,197	$2,734	$3,333	$6,609	$45,873
Charge-offs	(5,234)	(1,391)	(180)	(664)	(7,469)
Recoveries	10,786	401	10	241	11,438

Net recoveries (charge-offs)	5,552	(990)	(170)	(423)	3,969
Provision for loan losses	1,914	1,826	(277)	(4,451)	(988)

Ending balance	$40,663	$3,570	$2,886	$1,735	$48,854

Ending balance: individually evaluated for impairment	$8,372	$36	$13	$19	$8,440

Ending balance: collectively evaluated for impairment	$32,291	$3,534	$2,873	$1,716	$40,414

Financing Receivables:
Ending balance	$1,636,856	$218,163	$281,537	$32,984	$2,169,540

Ending balance: individually evaluated for impairment	$45,297	$4,543	$4,814	$632	$55,286

Ending balance: collectively evaluated for impairment	$1,591,559	$213,620	$276,723	$32,352	$2,114,254

(1)	Amount includes both home equity lines of credit and term loans
(2)	Includes the unallocated portion of the allowance for loan losses.

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

The allowance for loan losses was $26.5 million and $35.5 million at September 30, 2014 and December 31, 2013, respectively. The ratio of allowance for loan losses to gross loans held-for-investment was 1.58% at September 30, 2014 and 1.66% at December 31, 2013.

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

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Nine months Ended September 30, 2014
With no related allowance:
Commercial:
Commercial & industrial	$295	$297	$—	$1,041	$19	$—
CRE owner occupied	2,541	3,086	—	2,157	—	—
CRE non-owner occupied	352	352	—	97	—	—
Land and development	140	223	—	302	—	—
Consumer:
Home equity lines of credit	695	776	—	549	—	—
Home equity lines of credit, held-for-sale	327	602	—	449	—	—
Home equity term loans	3,020	3,578	—	2,054	—	—
Home equity term loans, held-for-sale	1,172	3,361	—	1,849	—	—
Residential real estate	6,853	7,997	—	4,923	—	97
Residential real estate, held-for-sale	1,306	1,298	—	1,136	—	—
Other	206	398	—	141	—	—
Other, held-for-sale	—	—	—	—	—	—

Total commercial	$3,237	$3,958	$—	$3,597	$19	$—
Total consumer	$13,578	$18,012	$—	$11,099	$—	$97

For the Year Ended December 31, 2013
With no related allowance:
Commercial:
Commercial & industrial	$3,206	$3,281	$—	$1,884	$—	$—
CRE owner occupied	18,503	27,367	—	13,528	—	—
CRE non-owner occupied	1,969	2,251	—	66	—	—
Land and development	2,512	2,549	—	2,669	—	—
Consumer:
Residential real estate	2,569	3,135	—	1,689	—	—
Home Equity Lines of Credit	3,749	5,051	—	3,132	—	—
Home Equity Term Loans	1,238	1,456	—	918	—	—
Other	560	1,567	—	481	—	—

With an allowance recorded:
Commercial:
Commercial & industrial	$423	$425	$423	$73	$—	$—
CRE owner occupied	2,164	2,164	494	47	—	—
Consumer:
Other	26	27	17	16	—	—

Total commercial	$28,777	$38,037	$917	$18,267	$—	$—
Total consumer	$8,142	$11,236	$17	$6,236	$—	$—

In accordance with FASB ASC 310, those impaired loans which are collateral dependent do not result in a specific allowance for loan losses. Included in impaired loans at September 30, 2014 were three TDRs, all of which were collateral dependent. In addition, there were no TDRs at September 30, 2014 that included a commitment to lend additional funds as of September 30, 2014.

There were no new TDR agreements entered into during the three and nine months ended September 30, 2014 or the three months ended September 30, 2013. The following table presents a summary of the Company’s TDR agreements entered into during the nine months ended September 30, 2013.

	Troubled Debt Restructurings
	For the Nine months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial and industrial	1	$1,417	1,392
CRE Owner occupied	1	413	406
Residential real estate	1	199	197

The following tables present information regarding the types of concessions granted on loans that were restructured during the nine months ended September 30, 2013:

	Troubled Debt Restructurings
	For the Nine months Ended September 30, 2013
	Number of Contracts	Concession Granted
Commercial and industrial	1	Modified principal repayment terms.
CRE Owner occupied	1	Interest rate concession.
Residential real estate	1	Modified term debt to interest only for a six month period.

During the three and nine months ended September 30, 2014 and 2013, the Company did not have any TDR agreements that had subsequently defaulted that were entered into within the respective preceding twelve months. All TDRs are currently on non-accrual status.

The following table presents the Company’s distribution of risk ratings within the held-for-investment loan portfolio, segregated by class, as of September 30, 2014 and December 31, 2013:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non- owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other
As of September 30, 2014
Grade:
Pass	$292,564	$300,262	$494,448	$71,301	$146,204	$21,146	$298,885	$6,418
Special Mention	3,773	15,836	10,539	—	—	—	—	—
Substandard	1,572	5,499	836	137	5,165	712	6,953	159
Doubtful	—	—	—	—	—	—	—	—

Total	$297,909	$321,597	$505,823	$71,438	$151,369	$21,858	$299,838	$6,577

As of December 31, 2013
Grade:
Pass	$415,875	$407,486	$550,426	$61,303	$181,796	$24,016	$299,625	$29,994
Special Mention	37,064	17,741	9,464	494	—	—	—	—
Substandard	25,372	41,051	16,194	2,509	6,682	1,263	5,927	809
Doubtful	423	2,164	—	—	—	—	—	26

Total	$478,734	$468,442	$576,084	$64,306	$188,478	$25,279	$305,552	$30,829

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

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Loans 90 Days Past Due and Accruing
As of September 30, 2014
Commercial:
Commercial & industrial	$48	$201	$299	$548	$296,813	$297,909	$—
CRE owner occupied	918	—	351	1,269	319,059	321,597	—
CRE non-owner occupied	3,474	124	1,607	5,205	500,618	505,823	—
Land and development	—	—	140	140	71,298	71,438	—
Consumer:							—
Home equity lines of credit	1,715	908	1,781	4,404	146,965	151,369
Home equity term loans	272	274	306	852	21,006	21,858	—
Residential real estate	3,572	1,496	4,780	9,848	289,990	299,838	—
Other	37	85	186	308	6,269	6,577	—

Total	$10,036	$3,088	$9,450	$22,574	$1,653,835	$1,676,409	$—

As of December 31, 2013
Commercial:
Commercial & industrial	$9,149	$2,726	$3,452	$15,327	$463,407	$478,734	$—
CRE owner occupied	4,901	5,865	3,753	14,519	453,923	468,442	—
CRE non-owner occupied	899	4,661	1,070	6,630	569,454	576,084	—
Land and development	—	—	2,512	2,512	61,794	64,306	—
Consumer:
Home equity lines of credit	3,030	1,457	2,324	6,811	181,667	188,478	—
Home equity term loans	1,032	223	825	2,080	23,199	25,279	—
Residential real estate	12,776	1.927	1,086	15,789	289,763	305,552	—
Other	340	202	378	920	29,909	30,829	—

Total	$32,127	$17,061	$15,400	$64,588	$2,073,116	$2,137,704	$—

(7) Real Estate Owned

Real estate owned at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
Commercial properties	$1,030	$1,227
Residential properties	54	1,276
Bank properties	—	—

Total	$1,084	$2,503

Summary of Real Estate Owned Activity

	Commercial Properties	Residential Properties	Bank Properties	Total
Beginning balance, January 1, 2014	$1,227	$1,276	$—	$2,503
Transfers into real estate owned	—	567	—	567
Sale of real estate owned	—	(1,721)	—	(1,721)
Reserve for losses in real estate owned	(197)	(68)	—	(265)

Ending balance, September 30, 2014	$1,030	54	—	1,084

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

The Company previously entered into interest rate swaps with a counterparty whereby the Company makes payments based on a fixed interest rate and receives payments from the counterparty based on a floating interest rate, both calculated based on the principal amount of the underlying subordinated note, without the exchange of the underlying principal. The Company no longer enters into these interest rate swap transactions, the last of which occurred in August 2007. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). The critical terms assessed by the Company for each hedge of subordinated notes include the notional amounts of the swap compared to the principal amount of the notes, expiration/maturity dates, benchmark interest rate, prepayment terms and cash payment dates. At September 30, 2014 and December 31, 2013, the total outstanding notional amount of these swaps was $10.5 million and $21.2 million, respectively. For each of these swap agreements, the floating rate is based on the one-month London Interbank Offered Rate (“LIBOR”) paid on the first day of the month which matches the interest payment date on each subordinated note. The expiration dates for these swap agreements range from February 1, 2015 to August 1, 2022 and are consistent with the underlying subordinated note maturities and the swaps had a fair value of $0 at inception. At hedge inception and on an ongoing basis, conditions supporting hedge effectiveness are evaluated. The Company believes that all conditions required in paragraph ASC 815-20-25-104 have been met, as all terms of the subordinated note and the interest rate swap match. Because the Company’s evaluations have concluded that the critical terms of the subordinated notes and the interest rate swaps meet the criteria outlined in ASC 815-20-25-104, the “short-cut” method of accounting is applied, which assumes there is no ineffectiveness of a hedging arrangement’s ability to hedge risk as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying subordinated notes, as described above. Because the hedging arrangement is considered perfectly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of September 30, 2014 and December 31, 2013.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at September 30, 2014 and December 31, 2013:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	September 30, 2014		December 31, 2013
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$10,472	$(953)	$21,172	$(1,632)

Summary of Interest Rate Swap Components

	September 30, 2014	December 31, 2013
Weighted average pay rate	7.15%	6.94%
Weighted average receive rate	2.06%	2.04%
Weighted average maturity in years	2.30	1.9

Customer Derivatives – Interest Rate Swaps/Floors. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure on the variable and fixed components of the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $140 thousand in expense and $510 thousand in income resulting from fair value adjustments during the nine months ended September 30, 2014 and 2013, respectively, which were included in the derivative credit valuation adjustment in the unaudited condensed consolidated statements of operations in other income.

	September 30, 2014		December 31, 2013
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$205,970	$14,257	$251,207	$23,299
Other liabilities	(205,970)	(14,380)	251,207	(23,526)

In addition, the Company has entered into an interest rate floor sale transaction with one commercial customer. The Company entered into corresponding interest rate floor purchase transactions with a third party in order to offset its exposure on the variable and fixed components of the customer agreements. As the interest rate floors with both the customer and the third party are not designated as hedges under FASB ASC 815, the instruments are marked to market through earnings. As the interest rate floors are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There were no fair value adjustments for the interest rate floor transactions for the three and nine months ended September 30, 2014 and 2013. The combined notional amount of the two interest rate floors was $14.6 million and $15.2 million at September 30, 2014 and December 31, 2013, respectively. These transactions are recorded in other assets in the unaudited condensed consolidated statements of financial condition.

Interest rate lock commitments on residential mortgages. As a part of its normal residential mortgage operations, the Bank entered into an interest rate lock commitment with a potential borrower. The Bank entered into a corresponding commitment to an investor to sell that loan at a specific price shortly after origination. In accordance with FASB ASC 820, adjustments are recorded through earnings in mortgage banking revenue, net in the unaudited condensed consolidated statements of operations to account for the net change in fair value of these transactions. For the three and nine months ended September 30, 2014, the Company recognized an decrease of $225 thousand and $119 thousand, respectively, compared to a decrease of $457 thousand and an increase of $499 thousand for the three and nine months ended September 30, 2013, respectively, in fair value adjustments. The interest rate lock commitments are recorded at fair value in other assets in the unaudited condensed consolidated statements of financial condition. The fair value of the interest rate lock commitments was $0 and $119 thousand at September 30, 2014 and December 31, 2013, respectively. There were no loans in the held-for-sale pipeline at September 30, 2014.

(9) Deposits

Deposits consist of the following major classifications:

	September 30, 2014	December 31, 2013
Interest-bearing demand deposits	$909,484	$1,179,292
Non-interest-bearing demand deposits	519,814	561,006
Savings deposits	230,857	266,573
Time certificates under $100,000	227,824	300,309
Time certificates $100,000 or more	179,395	206,461
Brokered time deposits	103,253	107,930

Total	$2,170,627	$2,621,571

(10) Loss Per Share

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

The Company declared a 1 for 5 reverse stock split effective August 11, 2014 for shareholders of record as of August 8, 2014. Prior periods have been revised to reflect the impact of this transaction.

Loss Per Share Computation

	For the Three Months Ended September 30,
	2014	2013
Net loss	$(825)	$(4,862)

Average common shares outstanding	17,949,643	17,299,917
Net effect of dilutive common stock equivalents	—	—

Adjusted average shares outstanding – dilutive	17,949,643	17,299,917

Basic loss per share	$(0.05)	$(0.28)
Diluted loss per share	$(0.05)	$(0.28)

	For the Nine Months Ended September 30,
	2014	2013
Net loss	$(26,979)	$(1,731)

Average common shares outstanding	17,574,246	17,271,273
Net effect of dilutive common stock equivalents	—	—

Adjusted average shares outstanding – dilutive	17,574,246	17,271,273

Basic loss per share	$(1.54)	$(0.10)
Diluted loss per share	$(1.54)	$(0.10)

(11) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $24.5 million and $34.6 million at September 30, 2014 and December 31, 2013, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of September 30, 2014, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at September 30, 2014 and December 31, 2013 was $739 thousand and $454 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Reserve for Residential Mortgage Loans Sold with Recourse

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. The Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of September 30, 2014 and December 31, 2013 was $765 thousand and $647 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

— Level 1 – Quoted prices in active markets for identical assets or liabilities.

— Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

— Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
September 30, 2014	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,504	$2,504	$—	$—
U.S. Government agency securities	4,695	—	4,695	—
U.S. Government agency mortgage-backed securities	279,606	—	279,606	—
Other mortgage-backed securities	269	—	269	—
State and municipal securities	31,021	—	31,021	—
Trust preferred securities	9,700	—	—	9,700
Collateralized loan obligations	79,201	—	79,201	—
Other securities	2,500	2,500	—	—
Hedged commercial loans	11,429	—	11,429	—
Residential mortgage loans held-for-sale	4,298	—	4,298	—
Interest rate swaps	14,257	—	14,257	—
Interest rate floor	24	—	24	—
Liabilities:
Fair value interest rate swaps	953	—	953	—
Interest rate swaps	14,355	—	14,355	—
Interest rate floor	24	—	24	—

December 31, 2013
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,500	$2,500	$—	$—
U.S. Government agency securities	4,407	—	4,407	—
U.S. Government agency mortgage-backed securities	318,064	—	318,064	—
Other mortgage-backed securities	293	—	293	—
State and municipal obligations	30,453	—	30,453	—
Trust preferred securities	7,967	—	—	7,967
Collateralized loan obligations	73,229	—	73,229	—
Other securities	3,184	3,184	—	—
Hedged commercial loans	22,435	—	22,435	—
Residential loans held-for-sale	20,662	—	20,662	—
Interest rate lock commitments on residential mortgages	119	—	—	119
Interest rate swaps	23,299	—	23,299	—
Interest rate floor	132	—	132	—
Liabilities:
Fair value interest rate swaps	1,635	—	1,635	—
Interest rate swaps	23,526	—	23,526	—
Interest rate floor	132	—	132	—

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

Residential mortgage loans held-for-sale. The Company’s residential mortgage loans held-for-sale are recorded at fair value utilizing Level 2 measurements. This fair value measurement is determined based upon third party quotes obtained on similar loans. The Company believes the fair value measurement of such loans reduces certain timing differences between related revenue and expense recognition in the Company’s financial statements and better aligns with the management of the portfolio from a business perspective. The fair value option allows the Company to record the mortgage loans held-for-sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held for sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $73 thousand as of

September 30, 2014. Interest income on these loans is recognized in interest and fees on loans in the unaudited condensed consolidated statements of operations. There were no residential mortgage loans held-for-sale that were nonaccrual or 90 or more days past due as of September 30, 2014 or December 31, 2013.

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

The cash flow model for the pooled issue owned by the Company at September 30, 2014 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange (“NYSE”) or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 3.0% for the pooled security and 6.00% for the single issuer that is currently deferring interest payments. An increase or decrease of three percentage points in the discount rate on the pooled issue would result in a decrease of $1.9 million or an increase of $2.8 million in the security fair value, respectively. An increase or decrease of three percentage points in the discount on the single issuer would result in a decrease of $793 thousand or an increase of $1.3 million in the security fair value, respectively.

The following provides details of the Level 3 fair value measurement activity for the three and nine months ended September 30, 2014 and 2013:

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Investment Securities

	For the Three Months Ended September 30,
	2014	2013
Balance, beginning of period	$9,473	$7,675
Total gains, realized/unrealized:
Included in earnings	—	—
Included in accumulated other comprehensive income	816	97
Purchases	—
Maturities	—	—
Prepayments	(589)	—
Calls	—	—
Transfers out of Level 3	—	—

Balance, end of period	$9,700	$7,772

	For the Nine Months Ended September 30,
	2014	2013
Balance, beginning of period	$7,967	$5,882
Total gains, realized/unrealized:
Included in earnings	—	—
Included in accumulated other comprehensive income	2,322	1,890
Purchases	—	10,500
Maturities	—	—
Prepayments	(589)	—
Calls	—	—
Transfers into Level 3	—	(10,500)

Balance, end of period	$9,700	$7,772

There were no transfers between the three levels for the three or nine months ended September 30, 2014. There was a transfer between Level 3 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2013 for a change in valuation method of collateralized loan obligation investment securities. The valuation method used as of March 31, 2013 was a third party pricing service that utilized model-based valuations, whereby the inputs could change based on changes in market indices, selling prices of similar securities, management’s assumptions related to the credit rating of the security, prepayment assumptions and other factors such as credit loss assumptions and management’s assertion of the current market conditions. The transfer occurred on April 1, 2013 and the fair value valuation method was changed as of that same date to utilize market-based broker quotes, which is deemed a Level 2 input. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Interest rate lock commitments on residential mortgages. The determination of the fair value of interest rate lock commitments is based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The pull through percentage, which is based upon historical experience, was 75% at December 31, 2013. The fair value of interest rate lock commitments was $0 at September 30, 2014 and $119 thousand at December 31, 2013.

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Interest Rate Lock Commitments on Residential Mortgages

	For the Three Months Ended September 30,
	2014	2013
Balance, beginning of period	$225	$804
Total gains, realized/unrealized:
Included in earnings(1)	(225)	(456)
Included in accumulated other comprehensive income	—	—
Purchases	—	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers into Level 3	—	—

Balance, end of period	$—	$348

(1)	Amount included in mortgage banking revenue, net on the consolidated statements of operations.

	For the Nine months Ended September 30,
	2014	2013
Balance, beginning of period	$119	$847
Total gains, realized/unrealized:
Included in earnings(1)	(119)	(499)
Included in accumulated other comprehensive income	—	—
Purchases	—	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers into Level 3	—	—

Balance, end of period	$—	$348

(1)	Amount included in mortgage banking revenue, net on the consolidated statements of operations.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, Small Business Administration (“SBA”) servicing assets, restricted equity investments, goodwill, loans held-for-sale, and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At September 30, 2014 and 2013, these assets were valued in accordance with GAAP and, except for impaired loans, loans held-for-sale, and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820. The related changes in fair value for the nine months ended September 30, 2014 and 2013 are as follows:

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets / Liabilities
	Total	Level 1	Level 2	Level 3
September 30, 2014
Assets:
Impaired loans	$2,796	$—	$—	$2,796	$(3,711)
Loans held-for-sale, at lower of cost or market	2,770		2,770		(3,079)
Real estate owned	226	—	—	226	(264)

September 30, 2013
Assets:
Impaired loans	$45,802	$—	$—	$45,802	$(11,332)
Real estate owned	837	—	—	837	(167)

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

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. There were no impaired loans with specific reserves at September 30, 2014. Impaired loans with an aggregate gross carrying amount of $6.8 million at September 30, 2013, included specific reserves in the allowance for loan losses of $6.3 million as the collateral underlying these loans had a fair value of $498 thousand. There were no charge-offs recorded on impaired loans with a specific reserve during the nine months ended September 30, 2014, and 2013. Impaired loans held-for-investment with an aggregate carrying amount of $2.8 million and $45.3 million at September 30, 2014 and 2013, respectively, did not include specific reserves as the value of the underlying collateral was not below the carrying amount. However, these loans did include charge-offs of $4.0 million, of which $3.7 million related to loans that were fully charged off at September 30, 2014 and $5.1 million, of which $2.9 million related to loans which were fully charged off at September 30, 2013.

Loans held-for-sale, at lower of cost or market with an aggregate carrying amount of $2.8 million at September 30, 2014, included market adjustments of $707 thousand and charge-offs of $2.4 million, respectively, in the three and nine months ended September 30, 2014 to reduce the balance of the loans to fair value. The fair value of these loans was determined through the use of broker quotes based on market data; therefore, this is a level 2 input.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned can also include bank properties transferred from operations. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the nine months ended September 30, 2014 and 2013, the Company recorded a decrease in fair value on commercial properties of $197 thousand and $167 thousand, respectively, and $68 thousand and $0 on consumer properties, respectively. These adjustments were based upon unobservable inputs, and therefore categorized as Level 3 measurements.

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$36,603	$36,603	$38,075	$38,075
Interest-earning bank balances	467,321	467,321	229,687	229,687
Restricted cash	13,000	13,000	26,000	26,000
Investment securities available for sale	409,496	409,496	440,097	440,097
Investment securities held-to-maturity	604	621	681	692
Loans receivable, net	1,638,440	1,569,079	2,079,732	1,964,856
Loans held-for-sale, at fair value	4,595	4,595	20,662	20,662
Loans held-for-sale, at lower of cost or market	2,770	3,350	—	—
Hedged commercial loans(1)	11,429	11,429	22,435	22,435
Branch assets held-for-sale	27,375	27,375	—	—
Restricted equity investments	14,979	14,979	17,019	17,019
Interest rate lock commitments on residential mortgages	—	—	119	119
Interest rate swaps	14,257	14,257	23,299	23,299
Interest rate floor	24	24	132	132

Liabilities:
Demand deposits	1,429,299	1,461,968	1,740,298	1,795,685
Savings deposits	230,857	234,695	266,573	272,264
Time deposits	510,471	510,137	614,700	615,735
Deposits held-for-sale	192,068	208,903	—	—
Securities sold under agreements to repurchase – customers	963	963	478	478
Advances from FHLBNY	60,830	60,917	60,956	61,072
Junior subordinated debentures	92,786	67,681	92,786	63,747
Fair value interest rate swaps	953	953	1,632	1,632
Interest rate swaps	14,356	14,356	23,526	23,526
Interest rate floor	24	24	132	132

(1)	Includes positive market value adjustment of $953 thousand and $1.6 million at September 30, 2014 and December 31, 2013, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

Branch assets held-for-sale. This category includes loans receivable and cash balances, identified at certain branches for sale. As these assets are under agreement of sale at net book value, the carrying value is deemed to equal fair value. This is a level 2 fair value input.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the federal bank regulators about components, risk weightings and other factors. The Company’s and the Bank’s risk-based capital ratios have been computed in accordance with regulatory practices. The Company and the Bank were in compliance with these regulatory capital requirements of the FRB and the OCC as of September 30, 2014. As discussed below and elsewhere herein, additional capital requirements have been imposed on the Bank by the OCC, which the Bank was also in full compliance with as of September 30, 2014 and December 31, 2013.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter of 2010, the Company revised and implemented changes to policies and procedures pursuant to the OCC Agreement. The Bank initially agreed that its brokered deposits would not exceed 3.5% of its total liabilities unless approved by the OCC. However, effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. As of September 30, 2014, the Bank’s brokered deposits represented 4.0% of its total liabilities.

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

The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At September 30, 2014, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.41%, its Tier 1 Capital ratio was 15.00%, and its Total Capital ratio was 16.26%.

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of September 30, 2014 and December 31, 2013.

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$321,777	17.98%	$143,139	8.00%	N/A
Sun National Bank	289,955	16.24	142,854	8.00	$178,567	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	279,140	15.60	71,569	4.00	N/A
Sun National Bank	267,902	15.01	71,427	4.00	107,140	6.00
Leverage ratio:
Sun Bancorp, Inc.	279,140	9.79	114,027	4.00	N/A
Sun National Bank	267,902	9.41	113,892	4.00	142,365	5.00

December 31, 2013
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$332,295	14.41%	$184,494	8.00%	N/A
Sun National Bank	314,107	13.65	184,070	8.00	$230,088	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	284,781	12.34	92,247	4.00	N/A
Sun National Bank	285,257	12.40	92,035	4.00	138,053	6.00
Leverage ratio:
Sun Bancorp, Inc.	284,781	8.99	126,682	4.00	N/A
Sun National Bank	285,257	9.02	126,479	4.00	158,099	5.00

(1)	Not applicable for bank holding companies.

On June 30, 2014, for regulatory capital purposes, the Company contributed $7.5 million in additional capital to the Bank.

In August 2014, the Company raised approximately $20 million in equity through a privately negotiated sale of its common stock to several institutions and private investors. The Company issued a total of 1,133,144 shares of common stock in this transaction at a price per share of $17.65.

At September 30, 2014 and December 31, 2013, although the Company and the Bank exceeded the regulatory minimum ratios for classification as “well capitalized,” due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.”

On July 2, 2013, the federal banking regulatory agencies, including the FRB and the OCC, approved the final Basel III capital rules for U.S. banking institutions.

The ability of the Bank to pay dividends to the Company is controlled by certain regulatory restrictions. Generally, dividends declared in a given year by a national bank are limited to its net profit, as defined by regulatory agencies, for that year, combined with its retained net income for the preceding two years, less any required transfer to surplus or to fund for the retirement of any preferred stock. In addition, a national bank may not pay any dividends in an amount greater than its undivided profits and a national bank may not declare any dividends if such declaration would leave the bank inadequately capitalized. Therefore, the ability of the Bank to declare dividends will depend on its future net income and capital requirements. Also, banking regulators have indicated that national banks should generally pay dividends only out of current operating earnings. Following this guidance, the Bank would not be able to pay a dividend to the Company at September 30, 2014. Moreover, per the OCC Agreement and the Federal Reserve Bank requirements referenced above, a dividend may only be declared if it is in accordance with the approved capital plan, the Bank remains in compliance with the capital plan following the payment of the dividend and the dividend is approved by the OCC and the Federal Reserve Bank.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2014, $69.8 million of a total of $90.0 million in capital securities qualified as Tier 1 with $20.2 million qualifying as Tier 2.

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

The Bank’s deposits are insured to applicable limits by the FDIC. Pursuant to Dodd-Frank Act, the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100,000 to $250,000.

FDIC assessment expense of $953 thousand and $2.9 million was recognized during the three months ended September 30, 2014, respectively, and $1.1 million and $3.2 million during the three and nine months ended September 30, 2013, respectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q of the Company and the documents incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We are including this statement for the purpose of invoking those safe harbor provisions. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements may include, among other things:

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

Some of these and other factors are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, and March 31, 2014 and in this Quarterly Report on Form 10-Q, under “Item 1A Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as such sections may be amended or supplemented herein or in other filings pursuant to the Exchange Act. The development of any or all of these factors could have an adverse impact on our financial position and results of operations.

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

Tax Equivalent Net Interest Income:

This Quarterly Report on Form 10-Q references tax-equivalent interest income. Tax-equivalent interest income is a non-GAAP financial measure. Tax-equivalent interest income assumes a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three and nine months ended September 30, 2014 were $166 thousand and $498 thousand, respectively. The fully taxable equivalent adjustment for the three and nine months ended September 30, 2013 were $167 thousand and $554 thousand, respectively, for September 30, 2013. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. The following table provides a reconciliation of tax equivalent net interest income to GAAP net interest income using a 35% tax rate:

For the Three Months Ended:

September 30,	2014	2013
Net interest income, as presented	$18,921	$22,980
Effect of tax-exempt income	166	167

Net interest income, tax equivalent	$19,087	$23,147

For the Nine Months Ended:

September 30,	2014	2013
Net interest income, as presented	$60,925	$67,834
Effect of tax-exempt income	498	554

Net interest income, tax equivalent	$61,423	$68,388

Core Deposits:

Core deposits is calculated by excluding time deposits and brokered deposits from total deposits. The following table provides a reconciliation of core deposits to GAAP total deposits at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Total deposits	$2,170,627	$2,621,571
Less: Time deposits	407,219	506,770
Less: Brokered deposits	103,253	107,930

Core deposits	$1,660,155	$2,006,871

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in the tables are in thousands)

Overview

The Company is a bank holding company with headquarters in Mt. Laurel, New Jersey. The Bank is the Company’s principal subsidiary. Through the Bank, the Company provides commercial and consumer banking services. The Company offers an array of lending, depository and financial services to its commercial and consumer customers throughout the marketplace. The Company funds its lending activities primarily through retail and brokered deposits, the scheduled maturities of its investment portfolio and other wholesale funding sources. As a financial institution with a primary focus on traditional banking activities, the Company generates the majority of its revenue through net interest income, which is defined as the difference between interest income earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon the Company’s ability to prudently manage the balance sheet for growth, combined with how successfully it maintains or increases net interest margin. The Company has historically generated revenue through fees earned on the various services and products offered to its customers and through sales of loans, primarily residential mortgages. Offsetting these revenue sources are provisions for credit losses on loans, operating expenses and income taxes.

The Company is implementing a comprehensive strategic restructuring to refocus on serving commercial borrowers in the communities in which the Bank operates. As a part of this restructuring, the origination and sale of residential mortgages will no longer be a source of revenue for the Bank. On June 30, 2014, the Board of Directors of the Company and the Bank approved a comprehensive restructuring plan, which includes, among other things, the Bank exiting Sun Home Loans, its retail, consumer mortgage banking origination business and exiting its healthcare and asset-based lending businesses, the sale of seven branch offices in the Cape May County area, significant classified asset and operating expense reductions and the declaration of a 1-for-5 reverse stock split. The Company also announced the consolidation of four additional branch offices, which is expected to be completed during the fourth quarter of 2014. During the second quarter of 2014, the Company recorded approximately $20 million one-time charges relating to restructuring initiatives, which primarily included approximately $16 million in losses on commercial and consumer loan sales and approximately $3 million of severance related costs.

On July 2, 2014 the Company entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Sturdy Savings Bank, pursuant to which the Bank agreed to sell certain assets and assume certain liabilities relating to seven branch offices in and around Cape May County, New Jersey. The Purchase Agreement provides for a purchase price equal to the sum of a deposit premium of 8.765% of the average daily closing balance of deposits for the 31 days prior to the closing date, the carrying value of loans identified and approved by both parties, the aggregate amount of cash on hand and accrued interest on the loans acquired. The Purchase Agreement contains certain customary representations, warranties, indemnities and covenants of the parties, and is subject to termination in certain circumstances. Sturdy Savings Bank recently received all regulatory approvals required for the acquisition of the branches. The transaction is expected to be completed during the first quarter of 2015, subject to customary closing conditions. At September 30, 2014, the Company had approximately $26.3 million of loans and $192.1 million of deposits held-for-sale. Upon settlement after all accounts are identified for sale, the transaction is anticipated to include approximately $65 million of loans.

As a result of the restructuring plan, the Company recorded approximately $2.7 million in severance and related benefit expenses in the nine months ended September 30, 2014. During the three months ended September 30, 2014, the Company experienced reduced levels of non-interest expense as a result of the implementation of the restructuring plan and reduced non-interest income as a result of the exit from Sun Home Loans.

At September 30, 2014, the Company had total assets of $2.82 billion, total liabilities of $2.57 billion and total shareholders’ equity of $247.0 million. The Company reported a net loss available to common shareholders of $825 thousand, or a loss of $0.05 per diluted share, for the quarter ended September 30, 2014. For the nine months ended September 30, 2014, the Company reported a net loss available to common shareholders of $27.0 million, or a loss of $1.54 per diluted share,

The economic recovery has been slower than anticipated. Although interest rates have begun to rise slightly, they remained near historical lows. The unemployment rate in the U.S. declined to 5.9% in September 2014 from 6.7% in December 2013. Based upon initial estimates, the U.S. gross domestic product for the third quarter of 2014 increased at an annual rate of 3.5% as compared to a 4.6% increase in the 2nd quarter of 2014. The growth in the third quarter was mainly driven by gains in personal consumption, exports and government spending. These increases were partly offset by reductions in private inventory investment. At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank, growth in business activity continued in the third quarter of 2014. Additionally, employment showed further signs of improvement in the third quarter of 2014; however, expectations for future employment opportunities have declined. The economy in Southern New Jersey could also be impacted by several casino closures in Atlantic City in 2014, which resuted in significant job reductions. The Company is currently evaluating the impact of the casino closures on its operations on its consumer loan portfolio. In Northern New Jersey, business activity is expected to continue to increase at a modest pace. Overall, New Jersey’s unemployment rate remains one of the highest in the U.S. but has declined in the past year and a half to 6.5% as of September 2014 from 9.0% as of December 2012.

At its latest meeting in October 2014, the FRB decided to keep the Federal Funds target rate unchanged in a continued effort to help stimulate economic growth. Since December 2008, the FRB has kept the Federal Funds rate, a key indicator of short-term rates such as credit card rates and home equity line of credit rates, at a range of 0.00%-0.25% with the intent of encouraging consumers and businesses to borrow and spend to help jump start the economy. The FRB expects to maintain the current target range for a considerable period of time, but will continue to assess longer term inflation levels, and has expressed that increases in rates can occur should inflation levels increase to unexpected levels. In October 2014, the FRB decided to cease its asset purchase program, effective October 2014.

Although moderately improving, the economy is still experiencing uncertainty in certain sectors, and, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the quarter ended September 30, 2014.

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of the financial condition and results of operations are based on the unaudited condensed consolidated financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, goodwill, intangible assets, income taxes and the fair value of financial instruments. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

FASB ASC 820 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

The Company adopted the fair value option on these loans which allows the Company to record the mortgage loans held-for-sale portfolio at fair market value as opposed to the lower of cost or market. The Company economically hedges its residential loans held-for-sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility as the amounts more closely offset, particularly in environments in which interest rates are declining. For loans held-for-sale for which the fair value option has been elected, the aggregate fair value exceeded the aggregate principal balance by $73 thousand as of September 30, 2014 and $312 thousand at December 31, 2013.

Interest rate lock commitments on residential mortgages. The Company entered into interest rate lock commitments on its residential mortgage loans originated for sale. The determination of the fair value of interest rate lock commitments was based on agreed upon pricing with the respective investor on each loan and includes a pull through percentage. The pull through percentage represents an estimate of loans in the pipeline to be delivered to an investor versus the total loans committed for delivery. Significant changes in this input could result in a significantly higher or lower fair value measurement. As the pull through percentage is a significant unobservable input, this is deemed a Level 3 valuation input. The pull through percentage, which is based upon historical experience, was 75%.

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

Recent Accounting Principles.

In August 2014, the FASB issued ASU 2014-15: Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

In August 2014, the FASB issued ASU 2014-14: Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements. The amendments in this Update are effective for public entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014.

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

Financial Condition

Total assets were $2.82 billion at September 30, 2014 as compared to $3.09 billion at December 31, 2013. Loans receivable, net of allowance for loan losses, decreased $452.3 million to $1.65 billion at September 30, 2014 as compared to $2.10 billion at December 31, 2013. This was caused by a decrease of $361.7 million in commercial loans, primarily due to the sale of $160.9 million of problem commercial loans and performing asset backed loans, combined with commercial loan payoffs. Also, there was a decrease of $23.6 million in consumer loans due primarily to $24.4 million of problem consumer loans being moved to held-for-sale at lower of cost or market. Commercial loan production has been slow due to a competitive environment and the Company maintaining a very selective approach to new loan relationships. Cash and cash equivalents increased by $236.6 million due to the decrease in loans, partially offset by the corresponding decline in deposits noted below. The Company has positioned itself to take advantage of a rising interest rate environment with an asset sensitive balance sheet.

Total liabilities decreased $269.1 million, or 9.5%, to $2.57 billion at September 30, 2014, compared to $2.84 billion at December 31, 2013. The decrease in total liabilities is primarily attributable to a decrease of $258.9 million in total deposits. The Company has proactively been reducing its deposit balances, specifically public fund deposits. Shareholders’ equity increased $1.7 million to $247.0 million at September 30, 2014, as compared to $245.3 million at December 31, 2013.

As of September 30, 2014, the Company had $66.4 million outstanding on 15 residential construction, commercial construction and land development relationships for which the agreements included interest reserves. As of December 31, 2013, the Company had $54.5 million outstanding on 17 residential construction, commercial construction and land development relationships for which the agreements included interest reserves. The total amount available in those reserves to fund interest payments was $3.0 million and $4.3 million at September 30, 2014 or December 31, 2013, respectively. There were no relationships with interest reserves which were on non-accrual status at September 30, 2014 and December 31, 2013. Construction projects are monitored throughout their lives by professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly completed. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at September 30, 2014 and December 31, 2013.

Table 1: Summary of Non-performing Assets and TDRs

	September 30, 2014	December 31, 2013
Non-performing assets:
Non-accrual loans held-for-investment	$13,561	$29,814
Non-accrual loans held-for-sale	2,770
Troubled debt restructuring, non-accruing	528	8,163
Loans past due 90 days and accruing	—	—
Real estate owned, net	1,084	2,503

Total non-performing assets	$17,943	$40,480

The Company’s allowance for losses on loans decreased to $26.5 million, or 1.58% of gross loans held-for-investment, at September 30, 2014 from $35.5 million, or 1.66% of gross loans held-for-investment, at December 31, 2013. Provision expense of $14.8 million was recorded during the nine months ended September 30, 2014 compared to a negative provision of $988 thousand for the same period in 2013. The decrease in reserve balances is due to net charge-offs of $23.8 million offset by the $14.8 million provision expense for that period. The charge-offs were primarily driven by transfers of mostly problem loans identified to be sold, which occurred during the quarter ended June 30, 2014. Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place to absorb losses inherent in the loan portfolio. During the third quarter of 2014, the Company implemented certain risk rating system enhancements which resulted in the need for additional reserves.

Total non-performing loans held-for-investment decreased $23.9 million to $14.1 million at September 30, 2014 from $38.0 million at December 31, 2013. Total non-accruing TDRs at September 30, 2014 were $528 thousand, a decrease of $7.6 million from December 31, 2013.

Real estate owned, net decreased $1.4 million to $1.1 million at September 30, 2014 as compared to $2.5 million at December 31, 2013. During the nine months ended September 30, 2014, the Company transferred four residential properties totaling $567 thousand from loans into real estate owned. During the same period, the Company recorded $265 thousand of write-downs of real estate owned, of which $68 thousand related to two residential properties and $197 thousand related to one commercial property. There were 17 residential properties with a total carrying amount of $1.7 million sold resulting in a net loss of $259 thousand. At September 30, 2014, the Company had three properties in the real estate owned portfolio.

The net deferred tax asset decreased $5.5 million from December 31, 2013 to a net deferred tax liability of $971 thousand at September 30, 2014 due to a decrease in the unrealized losses on investment securities. The Company maintains a valuation allowance of $131.8 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company and it is more likely than not that the full deferred tax asset will not be realized.

Investment securities available for sale decreased $30.6 million, or 7.0%, from $440.1 million at December 31, 2013 to $409.5 million at September 30, 2014 due primarily to principal payments of $45.8 million, investment sales and calls of $19.0 million, partially offset by purchases of $24.1 million, and positive market value adjustments of $11.1 million. Investment securities held to maturity decreased $77 thousand, or 11.3%, from $681 thousand at December 31, 2013 to $604 thousand at September 30, 2014.

Other assets decreased $9.7 million, or 28.9%, to $23.9 million at September 30, 2014 from $33.7 million at December 31, 2013. This decrease was primarily the result of paydowns on swap transactions recorded during the nine months ended September 30, 2014. For more information on the Company’s financial derivative instruments, see Note 8 of the notes to unaudited condensed consolidated financial statements.

Total borrowings, excluding debentures held by trusts, increased $139 thousand from $68.8 million at December 31, 2013 to $68.9 million at September 30, 2014.

Other liabilities decreased $11.3 million, or 19.1%, to $47.8 million at September 30, 2014 from $59.1 million at December 31, 2013. The decrease was primarily due to paydowns on swap transactions since December 31, 2013.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

Overview. The Company’s net loss available to shareholders for the three months ended September 30, 2014 was $825 thousand, or a loss of $0.05 per common share, compared to net loss of $4.9 million, or a loss of $0.28 per common share, for the same period in 2013. During the three months ended September 30, 2014, the Company had zero provision expense, as compared to provision expense of $724 thousand in the same prior year period. During the three months ended September 30, 2014 and 2013, the Company recorded mortgage banking revenue of $423 thousand and $1.6 million, respectively. This decrease was due to lower production volume during the three months ended September 30, 2014 due to the Company’s strategic decision to exit the mortgage banking business.

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

Net interest income, on a tax-equivalent basis, decreased $4.1 million to $19.1 million for the three months ended September 30, 2014, from $23.2 million for the same period in 2013.

Tax equivalent interest income decreased $4.9 million, or 18.1%, from $27.0 million for the three months ended September 30, 2013, to $22.1 million for the three months ended September 30, 2014. Compared to the comparable prior year quarter, average total loans receivable decreased $399.4 million and the yield on total loans decreased 19 basis points, which resulted in a decrease in interest income on loans of $5.3 million. This decrease was partially offset by an increase of $359 thousand in interest income from investments which was primarily due to an increase of 23 basis points in yield from the three months ended September 30, 2013 to the three months ended September 30, 2014.

Interest expense decreased $774 thousand, or 20.3%, for the three months ended September 30, 2014, as compared to the same period in 2013. The decrease was primarily rate driven. The average cost of interest-bearing deposit accounts decreased six basis points compared to the prior year period resulting in a decrease in interest expense of $756 thousand.

The interest rate spread and net interest margin for the three months ended September 30, 2014 were 2.71% and 2.87%, respectively, compared to 2.96% and 3.10%, respectively, for the same period in 2013.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended September 30, 2014 and 2013. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$1,292,705	$14,438	4.47%	$1,671,302	$19,205	4.60%
Home equity	179,226	1,749	3.90	194,622	1,892	3.89
Second mortgage	22,528	313	5.56	27,041	384	5.68
Residential real estate	322,751	2,737	3.39	299,667	2,620	3.50
Other	3,755	70	7.46	27,723	475	6.87

Total loans receivable	1,820,965	19,307	4.24	2,220,355	24,576	4.43
Investment securities(3)	434,721	2,562	2.36	414,189	2,157	2.13
Interest-earning bank balances	405,820	252	0.25	349,386	222	0.25

Total interest-earning assets	2,661,506	22,121	3.32	2,983,930	26,955	3.62

Non-interest earning assets:
Cash and due from banks	44,380			46,336
Restricted Cash	13,000			26,000
Bank properties and equipment, net	46,162			48,590
Goodwill and intangible assets, net	38,281			39,717
Other assets	85,591			120,311

Total non-interest-earning assets	227,414			280,954

Total assets	$2,888,920			$3,264,884

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,010,830	$707	0.28%	$1,263,160	1,064	0.34%
Savings deposits	256,909	164	0.26	270,394	213	0.32
Time deposits	549,092	1,186	0.86	663,582	1,536	0.93

Total interest-bearing deposit accounts	1,816,831	2,057	0.45	2,197,136	2,813	0.51

Short-term borrowings:
Securities sold under agreements to repurchase – customers	875	—	—	555	—	—
Long-term borrowings:
FHLBNY advances(4)	60,845	318	2.09	61,011	321	2.10
Obligations under capital lease	7,143	117	6.55	7,435	124	6.67
Junior subordinated debentures	92,786	542	2.34	92,786	550	2.37

Total borrowings	161,649	977	2.42	161,787	995	2.46

Total interest-bearing liabilities	1,978,480	3,034	0.61	2,358,923	3,808	0.65

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	612,775			549,684
Other liabilities	54,645			95,576

Total non-interest bearing liabilities	667,420			645,260

Total liabilities	2,645,900			3,004,183
Shareholders’ equity	243,020			260,701

Total liabilities and shareholders’ equity	$2,888,920			$3,264,884

Net interest income		$19,087			$23,147

Interest rate spread(5)			2.71%			2.96%

Net interest margin(6)			2.87%			3.10%

Ratio of average interest-earning assets to average interest-bearing liabilities			135%			127%

(1)	Average balances include non-accrual loans, loans held-for-sale, branch assets held-for-sale and deposits held-for-sale.

(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended September 30, 2014 and 2013 were $166 thousand and $167 thousand, respectively.
(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(4,238)	$(529)	$(4,767)
Home equity lines of credit	(148)	5	(143)
Home equity term loan	(63)	(8)	(71)
Residential real estate	201	(84)	117
Other	(444)	38	(406)

Total loans receivable	(4,692)	(578)	(5,270)
Investment securities	113	246	359
Interest-earning deposits with banks	28	2	30

Total interest-earning assets	(4,551)	(330)	(4,881)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(190)	(167)	(357)
Savings deposits	(10)	(39)	(49)
Time deposits	(244)	(106)	(350)

Total interest-bearing deposit accounts	(444)	(312)	(756)

Short-term borrowings:
Securities sold under agreements to repurchase – customers	—	—	—
Long-term borrowings:
FHLBNY advances(2)	(1)	(2)	(3)
Obligations under capital lease	—	(8)	(8)
Junior subordinated debentures	(5)	(2)	(7)

Total borrowings	(6)	(12)	(18)

Total interest-bearing liabilities	(450)	(324)	(774)

Net change in net interest income	$(4,101)	$(6)	$(4,107)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

Provision for Loan Losses. The Company recorded no provision for loan losses during the three months ended September 30, 2014, as compared to provision expense of $724 thousand for the same period in 2013. Total non-performing loans held-for-investment decreased $23.9 million from $38.0 million at December 31, 2013 to $14.1 million at September 30, 2014. The ratio of allowance for loan losses to gross loans held-for-investment was 1.58% at September 30, 2014, as compared to 1.66% at December 31, 2013. Net charge-offs for the three months ended September 30, 2014 were $1.9 million as compared to net charge offs of $123 thousand during the same period in 2013.

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

Non-Interest Income. Non-interest income decreased $1.1 million to $4.7 million for the three months ended September 30, 2014, as compared to $5.8 million for the same period in 2013. This decrease was primarily attributable to a decrease in mortgage banking revenue, net of $1.2 million due to a decline in residential mortgage production volume resulting from the strategic decision to exit the residential mortgage banking business.

Non-Interest Expense. Non-interest expense decreased $8.8 million to $24.1 million for the three months ended September 30, 2014 as compared to $32.9 million for the same period in 2013. This decrease was primarily due to decreases in professional fees of $4.5 million, salaries and employee benefits expense of $1.4 million, commission expense of $1.4 million and problem loan expense of $522 thousand. The reduction in professional fees is due primarily to the Company’s significantly reduced reliance upon consultants for its operational infrastructure improvements and regulatory compliance. The decreases in salaries and employee benefits expense and commission expense were due to reduced head count as a result of the comprehensive restructuring plan initiated in the quarter ending June 30, 2014. Problem loan expense has declined due to the significant reduction in the Company’s problem loans between the three months ended September 30, 2013 and the three months ended September 30, 2014.

Comparison of Operating Results for the Nine months Ended September 30, 2014 and 2013

Overview. The Company recognized net loss available to shareholders for the nine months ended September 30, 2014 of $27.0 million, or a loss of $1.54 per common share, compared to a net loss of $1.7 million, or a loss of $0.10 per common share, for the same period in 2013. During the nine months ended September 30, 2014 and 2013, the Company recorded a loan loss provision of $14.8 million and recovery of $988 thousand, respectively.

Net Interest Income. Net interest income, on a tax-equivalent basis, decreased $6.6 million to $61.4 million for the nine months ended September 30, 2014, from $68.0 million for the same period in 2013.

Tax equivalent interest income decreased $8.9 million, or 11.2%, from $79.8 million for the nine months ended September 30, 2013, to $70.9 million for the nine months ended September 30, 2014. Average total loans receivable decreased $280.9 million and the yield on total loans decreased 14 basis points which resulted in a decrease in interest income on loans of $11.2 million, from the nine months ended September 30, 2013 to the same period in 2014. This decrease was partially offset by an increase of $2.3 million in interest income from investments, which was primarily due to an increase of 49 basis points in the yield and $42.8 million in average balance from the nine months ended September 30, 2013 to the nine months ended September 30, 2014.

Interest expense decreased $2.3 million, or 19.6%, for the nine months ended September 30, 2014, as compared to the same period in 2013. The decrease was due to the combined effects of decreased rates and average balances of interest-bearing liabilities as the cost of interest-bearing deposits decreased eight basis points from 0.53% at September 30, 2013 to 0.45% at September 30, 2014.

The interest rate spread and net interest margin for the nine months ended September 30, 2014 were 2.84% and 2.98%, respectively, compared to 2.93% and 3.07%, respectively, for the same period in 2013.

Table 4 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the nine months ended September 30, 2014 and 2013. Average balances are derived from daily balances.

Table 4: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Nine months Ended September 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$1,443,565	$46,173	4.25%	$1,711,443	$56,786	4.41%
Home equity	183,967	5,288	3.82	198,688	5,709	3.82
Second mortgage	23,907	996	5.54	28,677	1,244	5.77
Residential real estate	330,706	8,881	3.57	312,496	8,176	3.48
Other	17,244	884	6.82	29,010	1,504	6.90

Total loans receivable	1,999,389	62,222	4.14	2,280,314	73,419	4.28
Investment securities(3)	447,894	8,103	2.41	405,124	6,192	1.92
Interest-earning bank balances	290,342	544	0.25	279,288	525	0.25

Total interest-earning assets	2,737,625	70,869	3.44	2,964,726	80,136	3.58

Non-interest earning assets:
Cash and due from banks	42,317			46,025
Restricted Cash	21,619			26,000
Bank properties and equipment, net	47,442			49,375
Goodwill and intangible assets, net	38,565			40,314
Other assets	85,400			104,931

Total non-interest-earning assets	235,343			266,645

Total assets	$2,972,968			$3,231,371

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$1,086,050	$2,304	0.28%	$1,249,777	$3,269	0.35%
Savings deposits	262,829	521	0.26	268,488	648	0.32
Time deposits	579,833	3,701	0.85	676,742	4,856	0.95

Total interest-bearing deposit accounts	1,928,712	6,526	0.45	2,195,007	8,773	0.53

Short-term borrowings:
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreements to repurchase – customers	627	—	—	1,920	2	0.14
Long-term borrowings:
FHLBNY advances(4)	60,887	946	2.07	61,073	955	2.08
Obligations under capital lease	7,219	367	6.76	7,503	375	6.65
Junior subordinated debentures	92,786	1,607	2.30	92,786	1,643	2.36

Total borrowings	161,519	2,920	2.40	163,282	2,975	2.42

Total interest-bearing liabilities	2,090,231	9,446	0.60	2,358,289	11,748	0.66

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	582,085			529,322
Other liabilities	51,321			81,476

Total non-interest bearing liabilities	633,406			610,798

Total liabilities	2,723,637			2,969,087
Shareholders’ equity	249,331			262,284

Total liabilities and shareholders’ equity	$2,972,968			$3,231,371

Net interest income		$61,423			$68,388

Interest rate spread(5)			2.84%			2.93%

Net interest margin(6)			2.98%			3.07%

Ratio of average interest-earning assets to average interest-bearing liabilities			131%			125%

(1)	Average balances include non-accrual loans, loans held-for-sale, branch assets held-for-sale and deposits held-for-sale.

(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the nine months ended September 30, 2014 and 2013 were $498 thousand and $554 thousand, respectively.
(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 5: Rate/Volume(1)

	For the Nine months Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(8,616)	$(1,997)	$(10,613)
Home equity lines of credit	(421)	—	(421)
Home equity term loan	(200)	(48)	(248)
Residential real estate	488	217	705
Other	(604)	(17)	(621)

Total loans receivable	(9,353)	(1,845)	(11,198)
Investment securities	659	1,594	2,253
Interest-earning deposits with banks	14	5	19

Total interest-earning assets	(8,680)	(246)	(8,926)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(383)	(582)	(965)
Savings deposits	(13)	(114)	(127)
Time deposits	(666)	(489)	(1,155)

Total interest-bearing deposit accounts	(1,062)	(1,185)	(2,247)

Short-term borrowings:
Federal funds purchased	—	—	—
Securities sold under agreements to repurchase – customers	(2)	—	(2)
Long-term borrowings:
FHLBNY advances(2)	(5)	(4)	(9)
Obligations under capital lease	(1)	(7)	(8)
Junior subordinated debentures	—	(36)	(36)

Total borrowings	(8)	(47)	(55)

Total interest-bearing liabilities	(1,070)	(1,232)	(2,302)

Net change in net interest income	$(7,610)	$986	$(6,624)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

        Provision for Loan Losses. The Company recorded provision expense of $14.8 million during the nine months ended September 30, 2014, as compared to provision recovery of $988 thousand for the same period in 2013. Total non-performing loans held-for-investment decreased $23.9 million from $38.0 million at December 31, 2013 to $14.1 million at September 30, 2014. The ratio of allowance for loan losses to gross loans receivable was 1.58% at September 30, 2014 as compared to 1.66% at December 31, 2013. Net charge-offs for the nine months ended September 30, 2014 were $23.8 million as compared to net charge-offs of $4.0 million during the same period in 2013.

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

Non-Interest Income. Non-interest income decreased $13.3 million to $13.6 million for the nine months ended September 30, 2014, as compared to $26.9 million for the same period in 2013. During the nine months ended September 30, 2014, the Company recorded $1.6 million of mortgage banking revenue, net, a decrease of $9.0 million compared to the prior year period, due to the Company’s strategic decision to exit the mortgage banking business. The non-interest income decrease was also driven by a $3.4 million decrease in gain on sale of investment securities from $3.5 million recorded during the nine months ended September 30, 2013 to $50 thousand recorded during the nine months ended September 30, 2014.

Non-Interest Expense. Non-interest expense decreased $11.8 million to $85.7 million for the nine months ended September 30, 2014 as compared to $97.5 million for the same period in 2013. The decrease was primarily due to decreases of $4.3 million in commission expense, $8.1 million in professional fees, and $1.1 million in problem loan expense, partially offset by an increase of $2.2 million in other non-interest expense. Commission expense declined due to reduced mortgage origination volume and professional fees declined significantly as the Company reduced its reliance on external consultants for operational infrastructure improvements and regulatory remediation. Problem loan expense declined due to the significant reduction in the Company’s problem loans over that period. Other expense includes $1.1 million of costs associated with loan sale transactions in the nine months ended September 30, 2014.

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

The major source of the Company’s funding on a consolidated basis is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained in a variety of wholesale funding sources as well, including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other securities and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes; however, this funding source is currently limited to 6.0% of the Bank’s total liabilities in accordance with a written agreement between the Bank and the OCC and the OCC’s subsequent approved increase in the limit on brokered deposits, as discussed later in this section. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. Deposit rates continued to decrease in the third quarter of 2014, but at a rate slower than in previous quarters. Core deposits, which exclude all certificates of deposit, decreased by $377.1 million to $1.63 billion, or 75.1% of total deposits at September 30, 2014, as compared to $2.01 billion, or 76.6% of total deposits at December 31, 2013. This decrease was primarily due to the reclassification of $192.1 million of deposits to deposits held-for-sale on the unaudited condensed consolidated statements of financial condition at September 30, 2014 as well as planned declines in public funds deposits. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $158.3 million, of which none was utilized, and the FHLBNY of approximately $164.1 million, of which $60.8 million was utilized. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $35.0 million, of which none were utilized as of September 30, 2014. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of September 30, 2014, the Company had a par value of $234.5 million and $162.8 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company’s primary uses of funds are the origination of loans, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending September 30, 2015 total $356.6 million, or approximately 65.7% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

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

On April 15, 2010, the Bank entered into the OCC Agreement which contained requirements to develop and implement a profitability and capital plan which provides for the maintenance of adequate capital to support the Bank’s risk profile in the current economic environment. The capital plan was required to contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC. In addition, we are required to seek the prior approval of the Federal Reserve Bank before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures, declaring or paying cash dividends or taking dividends from the Bank, repurchasing outstanding stock or incurring indebtedness. The Company is also required to take certain remedial steps and submit plans and progress reports to the Federal Reserve Bank. All requirements noted above were met as of September 30, 2014.

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank initially agreed that its brokered deposits would not exceed 3.5% of its total liabilities unless approved by the OCC. However, effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At September 30, 2014, the Bank’s brokered deposits represented 4.0% of its total liabilities.

On June 30, 2014, for regulatory capital purposes, the Company contributed $7.5 million in additional capital to the Bank.

Management believes it is taking all necessary actions for the Bank to achieve full compliance with all requirements of the OCC Agreement and the Federal Reserve Bank requirements discussed above.

The Bank is also subject to individual minimum capital ratios established by the OCC for the Bank requiring the Bank to continue to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, to continue to maintain a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At September 30, 2014, the Bank met all of the three capital ratios established by the OCC as its Leverage ratio was 9.12%, Tier 1 Capital ratio was 13.20%, and Total Capital ratio was 14.45%.

In August 2014, the Company raised approximately $20 million in new equity through a privately negotiated sale of its common stock to several institutions and private investors. The Company issued a total of 1,133,144 shares of common stock in this transaction at a price per share of $17.65.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of September 30, 2014:

Table 6: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total capital (to risk-weighted assets):
Sun Bancorp, Inc.	$321,774	17.99%	$143,139	8.00%	N/A
Sun National Bank	289,955	16.24	142,854	8.00	$178,567	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	279,139	15.60	71,569	4.00	N/A
Sun National Bank	267,902	15.01	71,427	4.00	107,140	6.00
Leverage ratio:
Sun Bancorp, Inc.	279,139	9.79	114,027	4.00	N/A
Sun National Bank	267,902	9.41	113,892	4.00	142,365	5.00

(1)	Not applicable for bank holding companies.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2014, $69.8 million of a total of $90.0 million in capital securities qualified as Tier 1 with $20.2 million qualifying as Tier 2.

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

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At September 30, 2014, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $6.8 million. This pool was included in the non-exclusive list of issuers that meet the requirements of the interim final rule released by the agencies and therefore will not be required to be sold by the Company. On April 17, 2014 the FRB released guidance stating that it would extend the conformance period for banks holding collateralized loan obligations by two years to July 2017.

At September 30, 2014, the Bank had 13 collateralized loan obligation securities with an amortized cost of $79.9 million and an estimated fair value of $79.2 million. These securities are subject to the provisions of the Volcker Rule. However, a final determination has yet to be made on whether banks will be required to divest these investments. Discussion has been ongoing among the regulators, Congress and the investors in collateralized loan obligations. Based on the current status of these discussions and through the Bank’s communication with its investment advisors, the Bank’s management believes it will either be able to hold these collateralized loan obligation investments in its portfolio or have them modified such that the perceived risk will be adequately eliminated.

At September 30, 2014, the Bank had one non-rated single issuer security with an amortized cost of $3.2 million and an estimated fair value of $2.9 million. This security is not subject to the provisions of the Volcker Rule.

See Note 13 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at September 30, 2014 was $24.5 million and the portion of the exposure not covered by collateral was approximately $449 thousand. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at September 30, 2014 and December 31, 2013 was $739 thousand and $454 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. As of September 30, 2014, the Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 460, Guarantees. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of September 30, 2014 and December 31, 2013 was $765 thousand and $647 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

At September 30, 2014, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $586.4 million representing a positive one-year gap ratio of 20.8%. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at September 30, 2014 shows a position that is relatively neutral to interest rates with a more negative bias as rates decrease. The net income simulation results are impacted by an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile as of September 30, 2014. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Change in Interest Rates (Basis Points)	Percentage Change in Net Interest Income Year 1
+200	8.4%
+100	4.0%
-100	(1.5)%
-200	(2.5)%

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

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended December 31, 2013 and Form 10-Q for the three months ended June 30, 2014 previously filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc.

Exhibit 3.2	Amended and Restated Bylaws of Sun Bancorp, Inc. (1)

Exhibit 4.1	Common Security Specimen (2)

Exhibit 31(a)	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

(1)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on July 7, 2014 (File No. 0-20957).
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (File No. 333-21903).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Bancorp, Inc.
Registrant
Date: November 6, 2014
/s/ Thomas M. O’Brien
Thomas M. O’Brien
President and Chief Executive Officer
(Duly Authorized Representative)

Date: November 6, 2014
/s/ Thomas R. Brugger
Thomas R. Brugger
Executive Vice President and
Chief Financial Officer
(Duly Authorized Representative)