Form 10-K
period 2014-12-31
SUN BANCORP INC /NJ/
filed 2015-03-16
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-20957

Sun Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	52-1382541
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

350 Fellowship Road, Suite 101, Mount Laurel, New Jersey	08054
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 691-7700

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5.00 par value	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2014 was approximately $183.9 million.

As of March 9, 2015, there were 18,618,630 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2014. (Parts I and II)

2.	Portions of the Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders (Part III)

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

Actual future results may differ materially from our forward-looking statements, and we qualify all forward-looking statements by various risks and uncertainties we face, some of which are beyond our control, as well as the assumptions underlying the statements, including, among others, the following factors:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	market volatility;

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs;

•	the overall quality of the composition of our loan and securities portfolios;

•	the market for criticized and classified assets that we may sell;

•	legislative and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and impending regulations, changes in banking, securities and tax laws and regulations and their application by our regulators and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverages;

•	the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “FRB”);

•	inflation, interest rate, market and monetary fluctuations;

fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;

•	the effect of and our compliance with the terms of the Agreement by and between our wholly owned subsidiary, Sun National Bank (the “Bank”) and the Office of the Comptroller of the Currency (the “OCC”) dated April 15, 2010 (the “OCC Agreement”) as well as compliance with the individual minimum capital ratios established for the Bank by the OCC;

•	the results of examinations of us by the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”) and of the Bank by the OCC, including the possibility that the OCC may, among other things, require the Bank to increase its allowance for loan losses or to write-down assets;

•	our ability to control operating costs and expenses;

•	our ability to manage delinquency rates;

•	our ability to retain key members of our senior management team;

•	the costs of litigation, including settlements and judgments;

•	the increased competitive pressures among financial services companies;

•	the timely development of and acceptance of new products and services and the perceived overall value of these products and services by businesses and consumers, including the features, pricing and quality compared to our competitors’ products and services;

•	technological changes;

•	acquisitions;

•	changes in consumer and business spending, borrowing and saving habits and demand for financial services in our market area;

•	adverse changes in securities markets;

•	the inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies and the Financial Accounting Standards Board (the “FASB”);

•	the potential impact on our operations and customers resulting from natural or man-made disasters, wars, terrorist activities or cyber attacks;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the Securities and Exchange Commission (“SEC”); and

•	our success at managing the risks involved in the foregoing.

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

General

The Company, a New Jersey corporation, is a bank holding company founded in 1985 and is headquartered in Mount Laurel, New Jersey. The Company’s principal subsidiary is the Bank. At December 31, 2014, the Company had total assets of $2.7 billion, total liabilities of $2.5 billion and total shareholders’ equity of $245.3 million. The Company’s principal business is to serve as a holding company for the Bank. As a registered bank holding company, the Company is subject to the supervision and regulation of the FRB. As a national bank, the Bank is subject to the supervision and regulation of the OCC. At December 31, 2014, the Company had 456 full-time and 53 part-time employees. As of December 31, 2014, the Company had 57 locations primarily throughout New Jersey, 47 of which were branch offices. The Company also had one loan production office in both New York and Pennsylvania.

Through the Bank, the Company provides an array of community banking services to consumers, small businesses and mid-size companies. The Company’s lending services to businesses include term loans, lines of credit and commercial mortgages. The Company’s commercial deposit services include business checking and money market accounts and cash management solutions such as online banking, electronic bill payment and wire transfer services, lockbox services, remote deposit and controlled disbursement services. The Company’s lending services to consumers consist primarily of lines of credit of overdraft sweeps. During 2014 and in prior years, the Company offered residential mortgage loans but completed its exit from this business in the second half of 2014. Additionally, the Company has ceased its offering of home equity term loans, home equity lines of credit and installment loans. The Company’s consumer deposit services include checking accounts, savings accounts, money market accounts, certificates of deposit and individual retirement accounts. In addition, the Company, through its wealth management subsidiary, Sun Financial Services L.L.C., offers client access to mutual funds, securities brokerage, annuities and investment advisory services.

The Company’s website address is www.sunnb.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the SEC are available free of charge on the Company’s website under the Investor Relations menu. Unless specifically incorporated by reference, the information on the Company’s website is not part of this annual report. Such reports are also available on the SEC’s website at www.sec.gov, or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

New Executive Management, Comprehensive Restructuring Plan including Branch Sale and Private Equity Raise

On April 2, 2014 the Company announced its intention to appoint Thomas M. O’Brien as its President and Chief Executive Officer subject to the receipt of regulatory non-objection. Pending receipt of regulatory non-objection, Mr. O’Brien served as a consultant to the boards of directors of the Company and the Bank and in July 2014, upon receipt of regulatory non-objection, the Company and the Bank formally announced the appointment of the new President and Chief Executive Officer. At that same time, the Company and the Bank further announced a comprehensive restructuring plan. The restructuring plan includes, among other things, the Bank exiting Sun Home Loans, its retail, consumer mortgage banking origination business and exiting its healthcare and asset-based lending businesses, the sale or consolidation of certain branch offices as well as significant classified asset and operating expense reductions. The restructuring plan included a reduction of approximately 37% in the Company’s workforce. In connection with the restructuring, the Company announced a one-for-five reverse stock split with an effective date of August 11, 2014. The restructuring initiatives are designed to improve the Company’s performance in its credit, risk, operational and profitability metrics.

On July 2, 2014 the Company entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Sturdy Savings Bank, pursuant to which the Bank agreed to sell certain assets and certain liabilities relating to seven branch locations in and around Cape May County, New Jersey. The Purchase Agreement provides for a purchase price equal to the sum of a deposit premium of 8.765% of the average daily closing balance of deposits for the 31 days prior to the closing date, the carrying value of loans identified and approved by both parties, the aggregate amount of cash on hand and accrued interest on the loans acquired. The Purchase Agreement contains certain customary representations, warranties, indemnities and covenants of the parties. The transaction closed on March 6, 2015 resulting in the sale of approximately $153 million in deposits, $64 million in loans, $4 million of fixed assets and $1 million of cash. The net result of this transaction was a payment of approximately $75 million by the Company to Sturdy Savings Bank. After transaction costs, the net gain on the branch sale transaction recorded by the Company in the first quarter of 2015 will be approximately $9.2 million.

In August 2014, the Company raised approximately $20 million in new equity through a privately negotiated sale of its common stock to several institutional investors. The Company issued a total of 1,133,144 shares of common stock in this transaction at a price per share of $17.65. There were no material issuance costs associated with this sale.

During the course of the third and fourth quarters of 2014, additional executives and members of senior management were recruited by the Company including a Chief Lending Officer, Chief Banking Officer, General Counsel, Chief Auditor, Director of Security, Director of Compliance, senior lenders and other positions important to the turnaround of the Company’s financial and operational performance.

OCC Written Agreement

On April 15, 2010, the Bank entered into an Agreement with the OCC (the “OCC Agreement”) which contained requirements to develop and implement a profitability and capital plan that provides for the maintenance of adequate capital to support the Bank’s risk profile. The capital plan was also required to contain a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC. The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits will not exceed 3.5% of its total liabilities unless approved by the OCC. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%.

Minimum Capital Ratios

The OCC has also imposed an individual minimum capital requirement on the Bank. An individual minimum capital requirement requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be “well capitalized.” In accordance with the individual minimum capital requirements, the Bank is required to maintain Tier 1 Capital at least equal to 8.50% of adjusted total assets, Tier 1 Capital at least equal to 9.50% of risk-weighted assets and Total Capital at least equal to 11.50% of risk-weighted assets. At December 31, 2014, the Bank was in compliance with its individual minimum capital requirement. The Bank had Tier 1 Capital equal to 9.68% of adjusted total assets, Tier 1 Capital equal to 16.12% of risk-weighted assets and Total Capital equal to 17.37% of risk-weighted assets at December 31, 2014.

Market Area

The Company’s corporate headquarters is located in Mount Laurel, New Jersey, which is located in close proximity to both the New Jersey Turnpike and Interstate 295, two major thoroughfares that provide convenient access to the NYC-NJ-Philadelphia metropolitan region.

The Company’s operations have a primary market area in the State of New Jersey with a presence in the metropolitan New York City and Philadelphia, Pennsylvania markets. The Company’s current deposit-gathering base and lending area is concentrated in the communities surrounding its offices in New Jersey. The Company is looking to expand further into central and northern New Jersey as well as Manhattan as the high density in those markets presents more attractive business opportunities than southern New Jersey. The Company believes these markets are attractive and have strong growth potential based on key demographic and economic indicators. The State of New Jersey has among the highest median household incomes and personal incomes per capita in the nation. The Company’s markets are home to a diverse pool of businesses and industries, representing key opportunities for growth in business and commercial banking products and services. Related to the Company’s potential for consumer growth, New Jersey is one of the most densely populated states in the U.S., providing a deep consumer base as well. The Company’s market area is also home to many affluent suburbs, catering to commuters who live in New Jersey and work in New York and Philadelphia.

Lending Activities

General. With the Company’s exit from the residential mortgage banking business, the principal lending activity of the Company is the origination of commercial and industrial loans and commercial real estate loans. Substantially all loans are originated in the Company’s primary market area. For more information about the Company’s lending activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loans” in the Company’s 2014 Annual Report, included herein as Exhibit 13.

During 2014, the Company concentrated on significantly reducing the level of problem loans in its portfolio as well as exiting certain higher risk non-strategic business lines, such as asset-based lending, health care lending and syndicated lending. This occurred through both loan sales to individual investors and strategic exits from certain relationships. New loan production was slow during the majority of the year due to this restructuring initiative, the competitive lending environment and the Company maintaining a very selective approach to originating new loan relationships. At December 31, 2014 and 2013, the Company did not have more than 10% of its total loans outstanding concentrated in any one industry category including, but not limited to, healthcare, the hospitality, entertainment and leisure industries and general office space. The Company’s loan categories are determined based upon borrowers engaged in similar activities who would be similarly impacted by economic or other conditions.

Many of the Company’s commercial loans have a real estate component as part of the collateral securing the loan. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. At December 31, 2014, commercial loans secured by commercial real estate properties totaled $740.3 million of which $278.7 million, or 37.6%, were classified as owner occupied and $461.6 million, or 62.4%, were classified as non-owner occupied. These loans are diversified across multiple industries.

Commercial Real Estate Loans. A significant component of our lending activity consists of loans for the acquisition, refinance, improvement and construction of real property. The Company has a commercial real estate portfolio comprised of loans on apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. The Company’s underwriting guidelines generally require its commercial real estate loans to have loan-to-value ratios of no more than 75% and minimum debt service coverage ratios, defined as net operating income divided by debt service, of no less than 1.2. In addition, the Company seeks to obtain personal guarantees from its borrowers whenever possible. The maturity of these loans is typically 2-5 years. The specific loan-to-value ratio and debt service coverage ratio varies depending on the type of collateral for each commercial loan. From time to time, the Company will consider purchasing participations in commercial real estate loans, including multi-family. Commercial real estate loans comprised approximately 49% of the Company’s total loan portfolio at December 31, 2014.

Commercial and Industrial Loans. In addition to real estate secured loan products, the Company also originate commercial and industrial loans, including working capital lines of credit, inventory and accounts receivable lines, equipment loans and other commercial loans. The Company focuses on making commercial loans to small and medium-sized businesses in a wide variety of industries. The Company’s underwriting guidelines generally require that commercial and industrial loans be secured by all business assets, and in the case of owner occupied real estate, that such loans have a loan-to-value ratio of no more than 80%. The Company seeks to obtain personal guarantees from its borrowers. Commercial and industrial loans comprised approximately 16% of the Company’s total loan portfolio at December 31, 2014.

Construction Loans. The Company’s construction loans are secured by residential and commercial properties located in its market area. At December 31, 2014, the Company had 27 construction loans totaling $70.2 million, or 5% of total loans. The Company’s construction loans to home builders generally have floating interest rates, are typically for a term of up to 36 months and have a maximum loan to value ratio of 75%. Loans to builders were made on either a pre-sold or speculative (unsold) basis. The Company generally allows the borrower to extend the term of the loan if the project is not yet complete or, in the case of a speculative construction loan, if the borrower has not yet sold the property. To extend the maturity of the loan, the loan generally must be current and the Company assesses if the project is being adequately managed and the borrower’s ability to continue to keep the loan current. Construction loans to individuals who intend to occupy the completed dwelling may be converted to permanent financing after the construction phase is completed. Construction loans are disbursed as certain portions of the project are completed.

Residential Real Estate Loans. The Company through the Bank previously originated residential mortgages, including both conventional and jumbo loans, both for sale and for its portfolio. During 2014, the Bank chose to shut down and exit its residential mortgage operations. In 2014, prior to shutting down operations, the Company originated $61.0 million residential mortgage loans for its portfolio and $77.8 million for sale to the secondary market. The majority of these loans were for owner occupied single-family residences, a significant portion of which were originated with a forward commitment to sell the loan in the secondary market with servicing released. In 2014, the Company sold $88.8 million of these loans and recognized a gain of $2.3 million from the sale of such loans. The Company’s mortgage loans were typically sold with recourse in the event of default within the first six months after origination, depending on the terms with the investor. During 2014, the Company repurchased two previously sold mortgage loans with a total principal balance of $716 thousand. Beginning in the third quarter of 2014, the Company ceased all origination and purchase activity for both its portfolio and for sale to the secondary market. Residential real estate loans comprised approximately 18% of the Company’s total loan portfolio at December 31, 2014.

Home Equity Lines of Credit (“HELOC”). The Company previously actively originated home equity lines of credit, secured by first or second homes owned or being purchased by the loan applicant. HELOCs are consumer revolving lines of credit. The interest rates charged on such loans are fixed or floating and were generally related to the prime lending rate. HELOC loans, which are underwritten to reflect the borrower’s ability to pay the full principal and interest, may provide for interest only payments for the first three years with principal payments to begin in the fourth year. A home equity line was typically originated as a twenty-year note that allows the borrower to draw upon the approved line of credit during the same period as the note. The Company generally permitted a loan-to-value ratio up to 80% of the appraised value, less any outstanding mortgage. HELOC loans expose the Company to the risk that falling collateral values may leave such loans inadequately secured especially in the current economic environment where residential real estate values have been negatively impacted. The Company ceased all HELOC origination activity in the second half of 2014. Home equity lines of credit comprised approximately 10% of the Company’s total loan portfolio at December 31, 2014.

Home Equity Term Loans. The Company previously originated home equity term loans secured by mortgage liens against the borrower’s primary, secondary or investment property. Home equity term loans are consumer loans. The interest rate charged on such loans was usually a fixed rate which is determined based on the Company’s cost of funds and market conditions. These loans typically require fixed payments of principal and interest and have an average term between five and fifteen years. The Company generally permitted a loan-to-value ratio of up to 80% of the appraised value, less any outstanding mortgages. Home equity term loans expose the Company to the risk that falling collateral values may leave such credits inadequately secured. The Company ceased all home equity term loan origination activity in the second half of 2014. Home equity term loans comprised approximately 1% of the Company’s total loan portfolio at December 31, 2014.

Other Loans. Included in the category of “Other Loans” are certain small business loans serving businesses with credit needs up to $250 thousand. These small business loans are generally lines of credit. At December 31, 2014, the Company had $6.0 million of small business loans, of which $4.0 million related to SBA loans. Other loans comprised approximately 1% of the Company’s total loan portfolio at December 31, 2014.

As of December 31, 2014, loans secured by modular housing were also included in the “Other Loans” category. These loans were generated through third-party arrangements. In September 2009, the Company ceased its relationship with the third-party used to generate the modular housing portfolio and, as of December 31, 2013, the value of the modular housing portfolio was $18.2 million. In 2014, the Company sold $18.2 million of loans out of this portfolio for a net loss of $2.1 million. At December 31, 2014, the Company had $142 thousand of modular housing loans in its held-for-investment portfolio.

Loan Solicitation and Processing. Loan originations are derived from a number of sources such as loan officers, existing customers and borrowers and referrals from real estate professionals, accountants, attorneys, regional advisory boards and regional or money center banks.

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

On an annual basis, the Chief Credit Officer presents for approval by the Board of Directors the recommended structure of the LAM and also recommends levels of lending authority within the matrix for individual loan and credit officers. Between the annual approval of lending authorities, the Chief Credit Officer may assign interim lending authorities within the LAM to individual loan and credit officers and report his actions to the Board of Directors in a timely fashion.

Loan Commitments. When a commercial loan is approved, the Company may issue a written commitment to the loan applicant. The loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. The loan commitment is valid for approximately 30 days. At December 31, 2014, the Company had no commercial loans that were approved but unfunded.

Loans to One Borrower. The National Bank Act generally limits the aggregate extensions of credit that a bank may make to a single borrower. Under the law, the aggregate extensions of credit that a bank may make to a single borrower generally may not exceed 15% of the bank’s capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral.

Credit Risk, Credit Administration and Loan Review. Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. The Company incurs credit risk whenever it extends credit to, or enters into other transactions with customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. The Credit Risk Division is responsible for the overall management of the Company’s credit risk and the development, application and enforcement of uniform credit policies and procedures the principal purpose of which is to minimize such risk. Loan review and other loan monitoring practices provide a means for the Company’s management to ascertain whether proper credit, underwriting (new, extensions and renewals) and loan documentation policies, procedures and practices are being followed by the Company’s loan officers and are being applied uniformly. During 2014, the Company’s loan review function was outsourced to a third-party service provider.

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

Investment Activities

The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals which are designed to provide a portfolio of high quality investments that optimize interest income within acceptable limits of safety and liquidity. The Company’s investments consist primarily of federal funds, securities issued or guaranteed by the United States Government or its agencies, mortgage-backed securities, states and political subdivisions, collateralized loan obligations and trust preferred securities. For more information about the investment securities portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investment Securities” in the Annual Report, included herein as Exhibit 13.

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

Deposits. Consumer and commercial deposits, as well as deposits from governmental entities are attracted principally from within the Company’s primary market area through the offering of a broad selection of deposit instruments including checking, savings, money market accounts, time deposit certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity and executes a rate strategy it deems appropriate. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program, which enables our local customers to obtain expanded FDIC insurance coverage on their deposits. The Company may also obtain funding through brokered deposits. Pursuant to the terms of the OCC Agreement, however, the Bank previously agreed that its brokered deposits may not exceed 6.0% of total liabilities without prior OCC approval. At December 31, 2014, the Bank had $75.8 million in brokered deposits, or 3.1% of total liabilities. At December 31, 2014, the Company had 57 locations primarily throughout New Jersey, including 47 branch offices locations. The Company also had one loan production office in both New York and Pennsylvania. The Bank completed the sale of seven of the Bank’s branch locations to Sturdy Savings Bank on March 6, 2015. In addition, a total of four branch offices were closed in 2014. The Bank contemplates further reduction of its branch network to between 30 and 35 locations, through a combination of consolidations and/or sales. However, the Company has not entered into any agreements nor submitted any notice to its regulator with respect to any location at this time. For more information about the Company’s deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Deposits” in the Annual Report, included herein as Exhibit 13.

Borrowings. The Company may obtain advances from the Federal Home Loan Bank of New York (“FHLBNY”) to supplement its funding requirements. Such advances must be secured by a pledge of a portion of the Company’s assets which may include securities, first mortgage loans and other collateral acceptable to the FHLBNY. The Company, if the need arises, may also access the FRB discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Company has additional secured borrowing capacity with the FRB of approximately $142.6 million, of which none was utilized, and the FHLBNY of approximately $169.9 million, of which $60.8 million was utilized, as of December 31, 2014. As of December 31, 2014, the Company had $280.0 million and $157.9 million in loans and securities, respectively, pledged as collateral on secured borrowings. The Company has additional unsecured borrowing capacity through lines of credit with other financial institutions of approximately $35.0 million. For more information about the Company’s borrowings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Borrowings” in the Annual Report, included herein as Exhibit 13.

In addition, the Company has overnight repurchase agreements with customers. The Company obtains funds through overnight repurchase agreements with customers pursuant to which the Company sells U.S. Treasury notes or securities issued or guaranteed by one of the government sponsored enterprises to customers under an agreement to repurchase them, at par, on the next business day. At December 31, 2014, the amount of securities under agreements to repurchase with customers totaled $1.2 million. In addition, the Company may obtain funds through term repurchase agreements with the FHLBNY or large investment banks. At December 31, 2014, the Company had no outstanding repurchase agreements with the FHLBNY.

Fee Income Services

The Company offers an array of community banking products and services designed to enhance the overall relationship with its customers.

Cash Management Services. The Company offers comprehensive cash management services designed to meet the more sophisticated needs of its commercial and small business customers. The Cash Management department offers additional products and services such as online banking and bill payment services, electronic payment and wire transfer services, lockbox services, merchant services, remote deposit and controlled disbursement services. Some of these services are provided through third-party vendors with links to the Company’s core processor.

Sun Financial Services. Through a contract with a third party, Sun Financial Services L.L.C., the Company’s investment services division offers experienced professionals that deliver a full range of products and services to meet the specific needs of the Company’s customers. The products offered include insurance, annuities, mutual funds, securities and other investment services.

Customer Derivatives. In the past, to accommodate customer needs, the Company entered into financial derivative transactions primarily consisting of interest rate swaps. Market risk exposure from customer positions is managed through transactions with third-party dealers. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer. The positions of customer derivatives are recorded at fair value and changes in value are included in non-interest income on the consolidated statement of operations. The Company no longer offers this product.

Competition

The Company faces substantial competition in all aspects of its business. The banking business in the State of New Jersey is highly competitive and comprised of both small and large financial institutions. The State of New Jersey has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company, all of which are competitors of the Company to varying degrees. In order to compete with the many financial institutions serving its primary market area, the Company’s strategy is to focus on providing a superior level of individualized attention and personalized service to local businesses and individual customers.

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

SUPERVISION AND REGULATION

Introduction

Bank holding companies and banks are extensively regulated under both federal and state law. Any change in laws and regulations (including laws concerning taxes, banking, securities, accounting and insurance), whether by the FRB, OCC, FDIC, Consumer Financial Protection Bureau or another government agency, or through legislation, could have a material adverse impact on the Company and the Bank and their operations. The description of statutory provisions and regulations applicable to banking institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

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

Regulatory Enforcement Actions

OCC. On April 15, 2010, the Board of Directors of the Bank entered into a written agreement with the OCC. Pursuant to the OCC Agreement, the Bank was required to develop and implement a profitability and capital plan that provides for the maintenance of adequate capital to support the Bank’s risk profile. The capital plan was also required to contain a dividend policy allowing for the payment of dividends only if the Bank is in compliance with the capital plan and obtains the prior approval of the OCC. During the second quarter of 2010, the Company delivered its profit and capital plans to the OCC. The Company continues to provide the OCC with updated profit and capital plans on an annual basis, with copies provided to the FRB.

Pursuant to the OCC Agreement, the Bank has also agreed to (i) adopt and implement a program to protect the Bank’s interest in criticized or classified assets; (ii) review and revise the Bank’s loan review program; (iii) adopt and implement a program for the maintenance of an adequate allowance for loan and lease losses; and (iv) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits will not exceed 3.5% of total deposits unless approved by the OCC. Effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. Additional regulatory restrictions that result from the existence of the OCC Agreement include a requirement that the Bank obtain prior OCC approval before appointing or changing the responsibilities of directors and senior executive officers, entering into any employment agreement or other agreement or plan providing for the payment of a “golden parachute payment” or the making of any golden parachute payment.

The OCC has also imposed an individual minimum capital requirement on the Bank which requires the Bank to establish and maintain levels of capital greater than those generally required for a bank to be “well capitalized.” At December 31, 2014, the Bank was in compliance with its individual minimum capital requirement. For more information about the Bank’s individual minimum capital requirement, see “Capital Adequacy” below.

Though the Bank is in compliance with many aspects of the OCC Agreement, it continued to implement a number of changes to its policies and procedures in 2014 and will continue to do so in the future. As long as the Bank is subject to the OCC Agreement, its management and board of directors will continue to be required to focus considerable time and attention on taking corrective actions to comply with its terms. There also is no assurance that the Bank will successfully address the OCC’s concerns in the OCC Agreement or that the Bank will be able to fully comply with the OCC Agreement. Failure to comply with the OCC Agreement and/or the individual minimum capital requirements could result in additional regulatory scrutiny and further regulatory enforcement action, including administrative sanctions and civil money penalties. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Company’s operations and expansion activities that could have a material adverse effect on its business and profitability.

Federal Reserve Bank. The Company is required to seek the prior approval of the Federal Reserve Bank before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures, declaring or paying cash dividends or receiving dividends from the Bank, repurchasing outstanding stock or incurring indebtedness. The Company also was required to submit and periodically update a capital plan, a profit plan and cash flow projections as well as other progress reports to the Federal Reserve Bank.

The Company

General. As a registered bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 and is subject to supervision, examination and regulation by the FRB.

Bank Holding Company Regulation. In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB’s approval before acquiring direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; merging or consolidating with another bank holding company; or acquiring substantially all of the assets of any additional banks.

Financial Modernization. The Gramm-Leach-Bliley Act (“Gramm-Leach”) permits qualifying bank holding companies to become financial holding companies and thereby engage (directly or through a subsidiary) in a broad range of activities deemed financial in nature. Gramm-Leach defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the FRB has determined to be closely related to banking. A qualifying bank holding company also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

Regulatory Capital Requirements. The FRB has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising bank holding companies, such as the Company and in processing applications to it under the Bank Holding Company Act. The FRB’s capital adequacy guidelines are similar to those imposed on the Bank by the OCC. At December 31, 2014, the Company was in compliance with all applicable regulatory capital requirements. See Note 21 of the Notes to Consolidated Financial Statements included in the Company’s 2014 Annual Report, included herein as Exhibit 13. In addition, see “Capital Adequacy” below for further discussion of certain new capital requirements that apply to the Company and the Bank beginning January 1, 2015.

Source of Strength. Under the Dodd-Frank Act, FRB regulations and the Federal Reserve Bank requirements, the Company, as a bank holding company, is expected to serve as a source of financial strength to the Bank and to commit resources to support the Bank. In addition, under the National Bank Act, if the capital stock of the Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Company. If the assessment is not paid within three months, the OCC could order a sale of the Bank stock held by the Company to make good the deficiency.

Federal Securities Law. The Company’s securities are registered with the SEC under the Securities Exchange Act of 1934, as amended. As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act of 1934.

New Jersey Corporation Law. The Company is incorporated under the laws of the State of New Jersey, and is therefore subject to regulation by the State of New Jersey. In addition, the rights of the Company’s shareholders are governed by the New Jersey Business Corporation Act.

The Bank

General. The Bank is organized as a national bank under the National Bank Act and is principally subject to supervision, examination and regulation by the OCC. In addition, the Bank’s deposit accounts are insured by the FDIC and the Bank is subject to certain regulations of the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

Dividend Restrictions. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained net income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to our net loss position over the last two years, any proposed dividends from the Bank to the Company will be subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. In addition, under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. Further, pursuant to the terms of the OCC Agreement, the Bank may not pay any dividends if it is not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval.

The Company believes it is capable of funding the interest obligation on its junior subordinated debentures through available cash balances maintained at the Company for the period of time necessary until earnings are expected to support a dividend from the Bank.

Consistent with its “source of strength” policy, the FRB has stated that, as a matter of prudent banking, a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength.

Liquidity. The Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with OCC regulations.

Assessments. The OCC charges assessments to recover the cost of examining national banks and their affiliates. The Bank paid a total of $843 thousand in assessments for the year ended December 31, 2014.

Branching. National banks may branch nationwide to the extent allowed by federal statute.

Legal Lending Limits. The National Bank Act imposes restrictions on the amount of loans that a national bank can lend to one borrower. Based upon these legal lending limits, the Bank’s total outstanding loans and extensions of credit to one borrower may not exceed 15% of the Bank’s capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral, as such term is defined in the applicable regulation. The Bank’s internal lending limit to one borrower is $20 million. Exceptions can be permitted on a case by case basis with the approval of the Board of Directors. The Bank is in compliance with applicable loans to one borrower limitations. At December 31, 2014, the Bank’s largest aggregate amount of loans to one borrower totaled $27.7 million. The borrower has no affiliation with the Bank. We note that loans from the Bank to two of our directors, Sidney R. Brown and Jeffrey S. Brown, together with loans to their family members amount, in the aggregate, to $31.5 million at December 31, 2014.

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

Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) prohibits the extension of personal loans to directors and executive officers of “issuers” (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

Section 22(h) of the FRA restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the Board of Directors. Further, under Section 22(h), loans to directors, executive officers, and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

The Dodd-Frank Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, director and principal shareholders, by, among other things, expanding covered transactions to include securities lending, repurchase agreement and derivatives activities with affiliates. These changes became effective on July 21, 2012.

Interagency Guidance on Commercial Real Estate Lending. In December 2006, the federal bank regulatory agencies published guidance entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans. The CRE Guidance reinforces and enhances the OCC’s existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits.

In October 2009, the federal bank regulatory agencies adopted a policy statement supporting prudent commercial real estate mortgage loan workouts, or the Policy Statement. The Policy Statement provides guidance for examiners, and for financial institutions that are working with commercial real estate mortgage loan borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. Financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers’ financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing institutions’ risk-management practices for loan workout activities.

We have evaluated the CRE Guidance and the Policy Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards. See “Lending Activities” for a discussion of our loan product offerings and related underwriting standards and “Item 7 - Management’s Discussion and Analysis - Financial Condition - Loans” in the Company’s 2014 Annual Report included here as Exhibit 13 for information regarding our loan portfolio composition.

Privacy Standards. The Bank is subject to OCC regulations implementing the privacy protection provisions of the Gramm-Leach. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of Gramm-Leach. The guidelines describe the federal bank regulatory agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OCC regulations, national banks, including the Bank, have a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of the Bank, to assess the Bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

Current CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank has received a “satisfactory” rating in its most recent CRA examination. The federal bank regulatory agencies adopted regulations implementing the requirement under Gramm-Leach that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. The Bank has no such agreements in place at this time.

Insurance Activities. The Bank is generally permitted to engage in certain activities through its subsidiaries. However, the federal banking agencies have adopted regulations prohibiting depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers. The Bank currently offers insurance products through an agreement with an independent third party.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits of the FDIC and are subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile.

Under the Federal Deposit Insurance Act, as amended (“FDIA”), the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance or violation that might lead to termination of deposit insurance.

In determining the deposit insurance assessment to be paid by insured depository institutions, the FDIC generally assigns an institution to one of four risk categories based on the institution’s most recent supervisory ratings and capital ratios. For institutions within Risk Category I, assessment rates generally depend upon a combination of long-term debt issuer ratings, CAMELS (capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk) component ratings and financial ratios. In addition, an institution’s base assessment rate is generally subject to following adjustments: (i) a decrease for the institution’s long-term unsecured debt, including most senior and subordinated debt, (ii) an increase for brokered deposits above a threshold amount and (iii) an increase for unsecured debt held that is issued by another insured depository institution. The FDIC also annually establishes a designated reserve ratio (“DRR”) of estimated insured deposits. The DRR will remain at 2.00% for 2015, which is the same ratio that has been in effect since January 1, 2011. The FDIC is authorized to change deposit insurance assessment rates as necessary, to maintain the DRR, without further notice-and-comment rulemaking, provided that: (i) no such adjustment can be greater than three basis points from one quarter to the next, (ii) adjustments cannot result in rates more than three basis points above or below the base rates and (iii) rates cannot be negative.

As a result of the failures of a number of banks and thrifts, during the financial crisis, there was a significant increase in the loss provisions of the Deposit Insurance Fund (“DIF”). This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum DRR of 1.15%.

The Dodd-Frank Act gave the FDIC much greater discretion to manage the DIF, including where to set the DRR. Among other things, the Dodd-Frank Act (i) raises the minimum reserve, which the FDIC is required to set each year, to 1.35% (from the former minimum of 1.15%) and removed the upper limit on the reserve ratio (which was formerly capped at 1.5%); (ii) requires that the fund reserve ratio reach 1.35% by September 30, 2020; and (iii) requires that the FDIC offset the effect of requiring the reserve ratio to reach 1.35% on insured depository institutions with total consolidated assets of less than $10 billion, such as the Bank, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC is expected to pursue further rulemaking regarding the method that will be used to reach the reserve ratio of 1.35% so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

The Bank paid deposit insurance assessments of $3.8 million during the year ended December 31, 2014. The deposit insurance assessment rates are in addition to assessments that may be imposed by the Financing Corporation (“FICO”), a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of FICO bonds. FICO assessment rates for 2014 ranged from $.0060 to $.0062 for each $100 of deposits. The Bank paid $169 thousand in FICO assessments in 2014.

Capital Adequacy. Prior to January 1, 2015, the OCC’s capital regulations required national banks to meet four minimum capital ratios: a 1.5% Tangible capital ratio, a 4.0% Tier 1 leverage capital ratio, a 4.0% Tier 1 risk-based capital ratio, and an 8.0% Total risk-based capital ratio.

Generally banks and bank holding companies (collectively, banking organizations) are required to deduct certain assets from Tier 1 capital, and though a banking organization is permitted to net any associated deferred tax liability against some of such assets prior to making the deduction from Tier 1 capital, such netting generally is not permitted for goodwill and other intangible assets arising from a taxable business combination. In these cases, the full or gross carrying amount of the asset is deducted. However, banking organizations may reduce the amount of goodwill arising from a taxable business combination that they may deduct from Tier 1 capital by the amount of any deferred tax liability associated with that goodwill. For banking organizations that elect to apply this rule, the amount of goodwill deducted from Tier 1 capital would reflect the maximum exposure to loss in the event that the entire amount of goodwill is impaired or derecognized for financial reporting purposes. A banking organization that reduces the amount of goodwill deducted from Tier 1 capital by the amount of the deferred tax liability is not permitted to net this deferred tax liability against deferred tax assets when determining regulatory capital limitations on deferred tax assets.

Pursuant to the Dodd-Frank Act, the federal bank regulatory agencies issued rules that subject many national banks, including the Bank, to consolidated capital requirements (the “Final Capital Rules”). The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements applicable to the Bank, consistent with the Dodd-Frank Act and the Basel III capital standards. The Final Capital Rules revised the quantity and quality of capital required by (1) establishing a new minimum common equity Tier 1 ratio of 4.5% of risk-weighted assets; (2) raising the minimum capital ratio from 4.0% to 6.0% of risk-weighted assets; (3) maintaining the minimum total capital ratio of 8.0% of risk-weighted assets; and (4) maintaining a minimum Tier 1 leverage capital ratio of 4.0%.

Furthermore, the Final Capital Rules added a requirement for a minimum common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, or the Conservation Buffer, to be applied to the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the total capital ratio. The required minimum Conservation Buffer will be phased in incrementally between 2016 and 2019. If a bank’s or bank holding company’s Conservation Buffer is less than the required minimum and its net income for the four calendar quarters preceding the applicable calendar quarter, net of any capital distributions and associated tax effects not already reflected in net income, or Eligible Retained Income, is negative, it would be prohibited from making capital distributions or certain discretionary cash bonus payments to executive officers. As a result, under the Final Capital Rules, should we fail to maintain the Conservation Buffer we would be subject to limits on, and in the event we have negative Eligible Retained Income for any four consecutive calendar quarters, we would be prohibited in, our ability to obtain capital distributions from the Bank.

The chart below sets forth the new regulatory capital levels, including the Conservation Buffer, during the applicable transition period:

	Regulatory Capital Levels
	January 1, 2015	January 1, 2016	January 1, 2017	January 1, 2018	January 1, 2019
Tier 1 common equity	4.5%	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.0%	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.0%	8.625%	9.25%	9.875%	10.5%

Moreover, the Final Capital Rules revised existing and establish new risk weights for certain exposures, including, among other exposures, commercial loans, which generally include commercial real estate loans, past due loans and government sponsored enterprise exposures. Under the Final Capital Rules, pre-sold construction loans have a risk weight of 50%, unless the purchase contract is cancelled, in which case the risk weight is 100%. High-volatility commercial real estate exposures have a risk weight of 150%, preferred stock issued by a government sponsored enterprise has a risk weight of 100% and exposures to government sponsored enterprises that are not equity exposures have a risk weight of 20%.

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets (each as described above) under the Final Capital Rules became effective for the Bank on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

The OCC may, in addition, establish higher capital requirements than those set forth in its capital regulations when particular circumstances warrant. Pursuant to this authority, the OCC established an individual minimum capital requirement for the Bank that requires the Bank to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and a Total Capital ratio at least equal to 11.50% of risk-weighted assets. Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies. At December 31, 2014, the Bank’s capital ratios exceeded all of the OCC’s regulatory capital requirements as well as these individual minimum capital requirements. See Note 21 of the Notes to Consolidated Financial Statements included in the Company’s 2014 Annual Report, included herein as Exhibit 13.

Prompt Corrective Action. FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Federal banking agencies possess broad powers to make corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution. Under the OCC’s prompt corrective action regulations, the OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. The OCC’s prompt corrective action powers can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution’s parent company; placing limits on asset growth and restrictions on activities; including restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the bank from making capital distributions without prior regulatory approval and, ultimately, appointing a receiver for the institution. Numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. In addition, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” depository institution may accept brokered deposits with prior regulatory approval.

Prior to January 1, 2015, a bank was considered “well capitalized” if its ratio of total capital to risk-weighted assets was at least 10%, its ratio of Tier 1 (core) capital to risk-weighted assets was at least 6%, its ratio of core capital to total assets was at least 5%, and it was not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2014, the Bank was within the required ratios for classification as “well capitalized,” although due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.” Under the Final Capital Rules (described above), effective January 1, 2015, to be well capitalized, a national bank must maintain a Total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater and a Tier 1 leverage capital ratio of 5.0% or greater and not be subject to any order or directive by the OCC to meet a specific capital level.

In addition to measures taken under the prompt corrective action provisions with respect to undercapitalized institutions, insured banks and their holding companies may be subject to potential enforcement actions by their regulators for unsafe and unsound practices in conducting their business or for violations of law or regulation, including the filing of a false or misleading regulatory report. Enforcement actions under this authority may include the issuance of cease and desist orders, the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated parties” (generally bank insiders). Further, the FRB may bring an enforcement action against a depository institution holding company either to address undercapitalization in the holding company or to require the holding company to take measures to remediate undercapitalization or other safety and soundness concerns in a depository institution subsidiary.

The Volcker Rule. On December 10, 2013, the FRB, the OCC, the FDIC, the Commodity Futures Trading Commission (“CFTC”) and the SEC issued final rules to implement the Volcker Rule contained in Section 619 of the Dodd-Frank Act. While the Dodd-Frank Act provided that banks and bank holding companies were required to conform their activities and investments by July 21, 2014, in connection with issuing the final Volcker Rule, the FRB extended the conformance period until July 21, 2015. The FRB is permitted, by rule or order, to extend the conformance period for one year at a time, for a total of not more than 3 years. On December 18, 2014, the FRB issued an order that further extends until July 21, 2016 the conformance period under the Volcker Rule. The FRB stated in the order that it intends to exercise its authority against next year and grant the final one-year extension in order to permit banks and bank holding companies until July 21, 2017 to conform to the requirements of the Volcker Rule.

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

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At December 31, 2014, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $6.2 million. This pool was included in the list of non-exclusive issuers that meet the requirements of the interim final rule released by the agencies and therefore was not required to be sold by the Company.

At December 31, 2014, the Company had 12 collateralized loan obligation securities with an amortized cost of $69.9 million and an estimated fair value of $68.6 million. These securities are subject to the provisions of the Volcker Rule. As a result, the Company will likely be required to divest these investments unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding a delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. The Company cannot give assurances that the legislation will or will not be enacted. However, based on the Company’s communication with its investment advisors, in the event that the proposed legislation is not enacted, the Company believes these investments can be modified to avoid a required divestiture under the Volcker Rule.

Anti-Money Laundering and Customer Identification. The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), and its implementing regulations. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Title III of the USA PATRIOT Act and the implementing regulations impose the following requirements on financial institutions:

•	Establishment of anti-money laundering programs.

•	Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money-laundering.

•	Prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

Safety and Soundness Standards. Pursuant to the requirements of the FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, federal banking agencies adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

In addition, the OCC adopted regulations pursuant to FDICIA to require a bank that is given notice by the OCC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OCC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OCC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If a bank fails to comply with such an order, the OCC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

Item 1A.	Risk Factors.

The following is a summary of the material risks related to our business and an investment in the Company’s securities.

Risks Related to Our Business

We have incurred significant losses and cannot assure you that we will be profitable in the near term or at all.

We have incurred significant losses over the past few years, including net losses of approximately $29.8 million, $9.9 million and $50.5 million for the fiscal years ended December 31, 2014, 2013, and 2012, respectively. These net losses were primarily due to credit costs, including significant provisions for loan and lease losses in 2012. Although we have taken a number of steps to reduce our credit exposure, at December 31, 2014, we had $15.7 million in nonperforming assets and it is possible that we will continue to incur elevated credit costs over the near term, which would adversely impact our overall financial performance and results of operations. We cannot assure you that we will return to profitability in the near term or at all.

We may be unable to satisfy the requirements of the written agreement with the OCC or the individual minimum capital requirements imposed by the OCC or certain requirements agreed to with the Federal Reserve Bank, and lack of compliance could result in additional regulatory enforcement actions.

On April 15, 2010, the Bank entered into the OCC Agreement, as modified by the OCC from time to time,. The OCC Agreement requires the Bank to take certain actions, including, but not limited to:

•	Establishing and submitting to the OCC a written profitability and capital plan, covering at least a three-year period providing for the maintenance of adequate capital to support the Bank’s risk profile and containing a dividend policy allowing dividends only if the Bank is in compliance with its capital plan and obtains the prior approval of the OCC;

•	Implementing a program to protect the Bank’s interest in criticized or classified assets;

•	Reviewing and revising the Bank’s loan review program;

•	Revising the Bank’s credit administration policies; and

•	Limiting the Bank’s brokered deposits to 6.0% of total deposits.

The OCC has also established individual minimum capital ratio requirements of the Bank. At December 31, 2014, the Bank met the individual minimum capital requirements as its Leverage Capital ratio was 9.68%, its Tier 1 Capital ratio was 16.12%, and its Total Capital ratio was 17.37%.

The Company is required to seek the prior approval of the Federal Reserve Bank before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures, declaring or paying cash dividends or receiving dividends from the Bank, repurchasing outstanding stock or incurring indebtedness. The Company also was required to submit, and periodically update, a capital plan, a profit plan and cash flow projections, as well as other progress reports to the Federal Reserve Bank.

Though we are in compliance with many aspects of the OCC Agreement, we continued to implement a number of changes to our policies and procedures in 2014 and will continue to do so in the future. As long as we are subject to the OCC Agreement, our management and board of directors will continue to be required to focus considerable time and attention on taking corrective actions to comply with its terms. There also is no assurance that we will successfully address the OCC’s concerns in the OCC Agreement or otherwise or that we will be able to fully comply with the OCC Agreement or the requirements agreed to with the Federal Reserve Bank. Failure to comply with the OCC Agreement, the individual minimum capital requirements and/or the Federal Reserve requirements could result in additional regulatory scrutiny and further regulatory enforcement action, including administrative sanctions and civil money penalties. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Company’s operations and expansion activities that could have a material adverse effect on its business and profitability.

We have undertaken certain actions to reposition our business in recent periods and these actions may be unsuccessful or may not fully achieve the results that we have intended.

The Bank has historically provided an array of banking services. However, in July 2014, the Company announced it was undertaking a comprehensive restructuring plan. As part of our restructuring effort, to address outstanding regulatory matters, including the OCC Agreement, and to greater focus on building the businesses that represent the Bank’s core competencies, we exited Sun Home Loans, our retail, consumer mortgage banking origination business, which historically generated significant fee income for the Company, as well as our healthcare and asset-based lending businesses. Our restructuring initiatives also include the sale or consolidation of certain branch offices and significant classified asset and operating expense reductions. The restructuring initiatives are designed to improve the Company’s performance in its credit, operational and profitability metrics.

There are costs, risks and uncertainties associated with the development, implementation and execution of these initiatives, including the investment of time and resources, the possibility that these initiatives will be unprofitable, and the risk of additional liabilities associated with these initiatives. In addition, our ability to successfully execute on these new initiatives will depend in part on the existence of satisfactory market conditions that will allow us to profitably grow our remaining business lines. The success of these restructuring activities will also depend, in part, on our ability to realize the anticipated benefits and cost savings from exiting these businesses and undertaking the other initiatives. However, to realize these anticipated benefits and cost savings, we must successfully execute the transactions as planned and reduce related expenses and salary costs. If we are not able to achieve these objectives, the anticipated benefits and cost savings of these initiatives may not be realized fully or at all or may take longer to realize than expected, which could have a material adverse effect on our business, financial condition or results of operations.

Increases in nonperforming assets will have an adverse effect on our financial condition and results of operations.

Our nonperforming assets (which consist of nonaccrual loans, assets acquired through foreclosure and troubled debt restructurings), totaled $15.7 million at December 31, 2014 as compared to $40.5 million at December 31, 2013 and $87.4 million at December 31, 2012. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on financial condition and results of operations. There can be no assurance that the Company will not experience future increases in non-performing assets.

A natural disaster could harm our business.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the local economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. The occurrence of a natural disaster could result in one or more of the following: (1) an increase in delinquent loans; (2) an increase in problem assets and foreclosures; (3) a decrease in the demand for our products and services; or (4) a decrease in the value of the collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

The occurrence of any failure, breach, or interruption in service involving our systems or those of our service providers, including as a result of a cyber attack, could damage our reputation, cause losses, increase our expenses, and result in a loss of customers, an increase in regulatory scrutiny, or expose us to civil litigation and possibly financial liability, any of which could adversely impact our financial condition, results of operations, and the market price of our stock.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits and our loans. In the normal course of our business, we collect, process, retain and transmit (by email and other electronic means) sensitive and confidential information regarding our customers, employees and others. We also outsource certain aspects of our data processing to certain third-party providers. In addition to confidential information regarding our customers, employees and others, we, and in some cases a third party, compile, process, transmit and store proprietary, non-public information concerning our business, operations, plans and strategies. As a result, our business and operations depend on the secure processing, storage and transmission of confidential and other information in our computer systems and networks and those of our third party service providers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security measures and business continuity programs, our facilities, computer systems, software and networks, and those of our third party service providers, may be vulnerable to external or internal security breaches, acts of vandalism, unauthorized access, misuse, computer viruses or other malicious code and cyber attacks that could have a security impact. In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, clients or counterparties. While we regularly conduct security assessments on our third party service providers, there can be no assurance that their information security protocols are sufficient to withstand a cyber attack or other security breach.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.

We use a variety of physical, procedural and technological safeguards to prevent or limit the impact of system failures, interruptions and security breaches and to protect confidential information from mishandling, misuse or loss, including detection and response mechanisms designed to contain and mitigate security incidents. However, there can be no assurance that such events will not occur or that they will be promptly detected and adequately addressed if they do, and early detection of security breaches may be thwarted by sophisticated attacks and malware designed to avoid detection. If there is a failure in or breach of our computer systems or networks, or those of a third-party service provider, the confidential and other information processed and stored in, and transmitted through, such computer systems and networks could potentially be jeopardized, or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers, clients or counterparties.

The occurrence of any of the foregoing could subject us to litigation or regulatory scrutiny, cause us significant reputational damage or erode confidence in the security of our systems, products and services, cause us to lose customers or have greater difficulty in attracting new customers, have an adverse effect on the value of our common stock or subject us to financial losses that are either not insured or not fully covered by insurance, any of which could have a material adverse effect on our business, financial condition or results of operations. Furthermore, as information security risks and cyber threats continue to evolve, we may be required to expend significant additional resources to further enhance or modify our information security measures and/or to investigate and remediate any information security vulnerabilities or other exposures arising from operational and security risks.

The current economic and banking environments pose significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging economic environment, including generally uncertain national and local conditions. Additional concerns from some of the countries in the European Union and elsewhere have also strained the financial markets both abroad and domestically. Although there has been some improvement in the overall global macroeconomic conditions in 2014, financial institutions continue to be affected by conditions in the real estate market and the constrained financial markets. In recent years, declines in the housing market, increases in unemployment and under-employment have negatively impacted the credit performance of loans and resulted in significant write-downs of asset values by financial institutions, including the Bank. Reflecting concern over economic conditions, many lenders and institutional investors have reduced or ceased providing funding to borrowers. While the Company has seen some improvement in 2014, there continued to be stress on the Bank’s portfolio during the year. A worsening of economic conditions may further impact the Bank’s results of operations and financial condition. In particular, we may face the following risks in connection with these events:

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

As a result of the Dodd-Frank Act and recent rulemaking, we are now subject to more stringent capital requirements

The federal banking agencies have approved new rules that will substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The new rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new capital rules are effective for the Company and the Bank as of January 1, 2015. The new minimum capital level requirements applicable to the Company and the Bank include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from the prior capital rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The new rules will also require a “capital conservation buffer” of 2.5% above these new regulatory minimum capital ratios, resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. Under the new capital rules, an institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. The final capital rules are described in more detail in “Supervision and Regulation,” above.

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

We have experienced and may continue to experience substantial operating losses. Under Section 172 (“Section 172”) of the Internal Revenue Code, as amended (the “Code”), and rules promulgated by the Internal Revenue Service, we may “carry forward” our net operating losses (“NOLs”) in certain circumstances to offset any current and future earnings and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a significant amount of the NOLs, and therefore these NOLs could be a substantial asset to us. If, however, we experience an ownership change under Section 382 of the Code, our ability to use the NOLs may be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of that asset.

In general, an ownership change occurs when, as of any testing date, the percentage of stock of a corporation owned by one or more “5-percent shareholders” as defined in Section 382(k) and the related Treasury Regulations, has increased by more than 50 percentage points over the lowest percentage of stock of the corporation owned by such shareholder at any time during the three year period preceding such date. In general, persons who own 5% or more of a corporation’s stock are 5-percent shareholders, and all other persons who own less than 5% of a corporation’s stock are treated, together, as a single, public group 5-percent shareholder, regardless of whether they own an aggregate of 5% or more of a corporation’s stock. However, U.S. Treasury regulations provide circumstances which result in multiple public group 5-percent shareholders. If a corporation experiences an ownership change, it is generally subject to an annual limitation in the use of NOLs, which limits its ability to use its NOLs to an amount equal to the equity value of the corporation multiplied by the federal long-term tax-exempt rate.

If we were to experience an ownership change, we could potentially have, in the future, higher United States federal income tax liabilities than we would otherwise have had and it may also result in certain other adverse tax consequences to us.

At December 31, 2014, the Company had a valuation allowance of $132.6 million against its deferred tax asset. The release of this valuation allowance would have a positive impact on earnings and capital but is dependent on our ability to provide positive evidence of a return to sustained profitability. There can be no assurance as to when we will be in a position to recapture the benefits of our deferred tax asset.

Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

We are subject to significant governmental supervision and regulation by the FRB, the OCC and the FDIC. These regulations are also designed primarily for the protection of the deposit insurance funds and consumers, but not for the benefit of our shareholders. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	The capital that must be maintained;

•	The kinds of activities that we can engage in;

•	The kinds and amounts of investments that we can make;

•	The locations of our offices;

•	Insurance of deposits and the premiums that we must pay for this insurance; and

•	How much cash we must set aside as reserves for deposits.

In addition, we are subject to regulations regarding corporate governance and permissible business activities, acquisition and merger restrictions, limitations on intercompany transactions, capital adequacy requirements and requirements for anti-money laundering programs and other compliance matters. As a result of the recent financial crisis which occurred in the banking and financial markets, the overall bank regulatory climate is now marked by caution, conservatism and a renewed focus on compliance and risk management. In addition, financial institution regulation has been the subject of significant legislation in recent years and may continue to be the subject of further significant legislation in the future, which is not in our control. Significant new laws, or changes to existing laws, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Overall compliance with the regulation increases our operating expenses, requires a significant amount of management’s attention and could be a competitive disadvantage with respect to non-regulated competitors.

Our failure to comply with applicable regulations, or the failure to develop, implement and comply with corrective action plans to address any identified areas of noncompliance, may result in the assessment of fines and penalties and the commencement of informal or formal regulatory enforcement actions against us. Any remedial measure or enforcement action, whether formal or informal, could impose further restrictions on our ability to operate our business and adversely affect our prospects, financial condition or results of operations. In addition, any formal enforcement action could harm our reputation and our ability to retain and attract customers and impact the trading price of our common stock. The occurrence of one or more of these events may have a material adverse effect on our business, financial condition or results of operations.

The market value of our securities portfolio may be impacted by the level of interest rates and the credit quality and strength of the underlying issuers.

If a decline in market value of a security is determined to be other-than-temporary, under accounting principles generally accepted in the United States of America, we are required to write these securities down to their estimated fair value through a charge to earnings. At December 31, 2014, we owned one non-rated single issuer trust preferred security classified as available for sale with an amortized cost and estimated fair value of $3.2 million on which the cumulative other-than-temporary impairment is $1.2 million as of December 31, 2014. The Company did not recognize a credit related impairment loss on this security in 2014, 2013 or 2012. We perform an ongoing analysis of this security. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of this and other securities we own from time to time.

Our loan portfolio includes a substantial amount of commercial real estate and commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

Our commercial loan portfolios, which include commercial real estate loans, totaled $1.1 billion at December 31, 2014, comprising approximately 70% of our total gross loans held-for-investment. Commercial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans.

Furthermore, commercial real estate loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company suffers difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. Our failure to adequately implement enhanced risk management policies, procedures and controls could result in an increased rate of delinquencies, increased losses from these portfolios and adversely affect our ability to increase our commercial real estate loan portfolio going forward. The collateral for our commercial loans that are secured by real estate are classified as 38% owner-occupied properties and 62% non-owner occupied properties.

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

The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral for the loan. Based upon factors such as historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses. At December 31, 2014, our allowance for loan losses was approximately $23.2 million which represented approximately 1.54% of total loans held-for-investment and approximately 210% of nonperforming loans held-for-investment. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the bank regulatory authorities require us to increase our allowance for loan losses, our financial condition, results of operations and cash flows could be significantly and adversely affected. Although we attempt to mitigate the credit risks associated with our underwriting standards and collection procedures, these standards and procedures may not offer adequate protection against the risk of default, especially in periods of economic uncertainty and high unemployment, such as have existed over much of the past several years. Given that the components of the allowance are based partially on historical losses and on risk rating changes in response to recent events, required reserves may trail the emergence of any unforeseen deterioration in credit quality.

Competition from other financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability and results of operations.

The market areas in which we operate are among the most highly competitive in the country. There is substantial competition in originating loans and in attracting and retaining deposits. The competition comes principally from other banks (both larger and smaller) savings institutions, credit unions, mortgage banking companies and the myriad of nonbanking competitors, such as full service brokerage firms, money market mutual funds, insurance companies and other institutional lenders. U.S. government activism in banking and mortgage banking, through regulation and examination, a sustained low interest rate environment and rapidly evolving traditional and non-traditional competition in our marketplace, have combined to adversely impact current and projected operating results. The U.S. government’s intervention in the mortgage and credit markets has resulted in a narrowing of mortgage spreads, lower yields and accelerated mortgage prepayments. We have commercial real estate lending and business banking operations, and these business lines are also being aggressively pursued by a number of competitors, both large and small.

Ultimately, competition may adversely affect the rates we pay on deposits and charges on loans, thereby potentially adversely affecting our profitability and results of operations.

We rely on other companies to provide certain services and key components of our business infrastructure.

Third party vendors provide certain services and key components of our business infrastructure, including certain of our fee income services such as cash management services. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.

Failure to attract and retain key personnel could have a material adverse effect on our financial condition and results of operations.

Our success depends, in large part, on our ability to attract and retain skilled people. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience. In addition, our future success depends in part on our ability to identify and develop talent to succeed existing management and other key personnel. The replacement of our management team or other key personnel likely would involve significant time and costs, and the loss of these employees could have a material adverse impact on our business.

Changes in interest rates may reduce our profits.

The most significant component of net income is net interest income, which accounted for 81% of our total revenue in fiscal 2014. Net interest income is the difference between the interest income generated on interest-earning assets, such as loans and investments, and the interest expense paid on the funds required to support earning assets, namely deposits and borrowed funds. Interest income, which represents income from loans, investment securities and short-term investments is dependent on many factors including the volume of earning assets, the level of interest rates, the interest rate sensitivity of the earning assets and the levels of nonperforming loans. The cost of funds is a function of the amount and type of funds required to support the earning assets, the rates paid to attract and retain deposits, rates paid on borrowed funds and the levels of non-interest bearing demand deposits.

Interest rate sensitivity is a measure of how our assets and liabilities react to changes in market interest rates. We expect that this interest sensitivity will not always be perfectly balanced. This means that either our interest-earning assets will be more sensitive to changes in market interest rates than our interest bearing liabilities, or vice versa. If more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining, then our net interest income may be reduced. If more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising, then our net income may be reduced.

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

We may be required to divest our collateralized loan obligation investments under the provisions of the Volcker Rule.

At December 31, 2014, we had 12 collateralized loan obligation securities with an amortized cost of $69.9 million, an estimated fair value of $68.6 million and an unrealized loss of $1.3 million. These securities are subject to the provisions of the Volcker Rule. As a result, we will likely be required to divest these investments by July 21, 2017 unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding a delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. We cannot give assurances that the legislation will or will not be enacted. If it is ultimately determined that these investments must be divested, we could incur substantial losses through the sales as significant pricing volatility could be created from market uncertainty surrounding these investments as a result of potentially limited demand.

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

Under the acquisition method of accounting for all business combinations, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill and identifiable intangible assets. At December 31, 2014, we had $38.2 million of goodwill on our balance sheet. Companies must evaluate goodwill for impairment at least annually.

Write-downs of the amount of any impairment are to be charged to the results of operations in the period in which the impairment is determined. No impairment was identified in 2014. There can be no assurance that the future evaluations of goodwill will not result in determinations of further impairments and write-downs which could have an adverse non-cash impact on our financial condition and results of operations.

Risks Related to Our Common Stock

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

Pursuant to securities purchase agreements dated July 7, 2010 (the “2010 Securities Purchase Agreements”), entered into between the Company and each of an affiliate of WL Ross & Co., LLC, Siguler Guff & Company, LP, certain members and affiliates of the Brown family and certain other institutional and accredited investors (collectively, the “Investors”), and a letter agreement, dated March 16, 2011, entered into between the Company and Anchorage Capital Group LLC (“Anchorage”), the Company granted each Investor and Anchorage certain “gross-up” rights in connection with certain securities offerings that the Company may conduct at the same price (net of underwriting discounts) and on the same terms as those proposed in the offering in an aggregate amount sufficient to enable them to maintain their respective ownership interest in us.

We may issue additional equity securities, or engage in other transactions which dilute our book value or affect the priority of the common stock, which may adversely affect the market price of our common stock.

Our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. On August 21, 2014, the Company issued 1,133,144 share of common stock at a purchase price of $17.65 per share pursuant to securities purchase agreements with certain institutional investors. Except pursuant to the rules of the NASDAQ Stock Market, we are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be affected. Such offerings could be dilutive to common shareholders or reduce the market price of our common stock. Holders of our common stock are not entitled to preemptive rights or protection against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders.

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

Directors and executive officers and their affiliates own approximately 45% of the outstanding shares of common stock at December 31, 2014, excluding shares which may be acquired upon the exercise of stock options or upon the vesting of restricted stock. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to our amended and restated certificate of incorporation.

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

We are subject to various restrictions on our ability to pay cash dividends to our shareholders and to accept capital distributions from the Bank.

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

The Company’s operations are conducted out of its 57 offices. For additional information regarding our lease obligations, see Note 17 of Notes to Consolidated Financial Statements in Item 8 of “Financial Statements and Supplementary Data.”

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

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained under the captions “Common Stock Price Range and Dividends” and “Stock Performance” in the Annual Report, included herein as Exhibit 13 to this Report is incorporated herein by reference.

Item 6.	Selected Financial Data.

The information contained under the caption “Selected Financial Data” in the Annual Report included herein as Exhibit 13 is incorporated herein by reference. The information contained herein is only a summary and you should read it in conjunction with our audited consolidated financial statements in Item 8.

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

The information contained under the captions “Proposal I-Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2014 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1)	609,649	$28.34	1,529,480
Equity compensation plans not approved by shareholders	n/a	n/a	n/a

Total	609,649	$28.34	1,529,480

(1)	Plans approved by shareholders include the 2004 Stock Based-Incentive Plan, as amended and restated, the 2010 Stock-Based Incentive Plan, the 2010 Performance Equity Plan and the 2014 Performance Equity Plan.
(2)	Amount includes 248,654 restricted stock units that have been granted, but not yet vested, and are therefore not included in shares outstanding. In addition, amount includes 42,094 shares issued and held in the Directors’ Deferred Compensation Plan which, although included these shares are included as outstanding, will be issued without restriction upon retirement of the director.
(3)	Amount does not reflect the market value per share of 248,654 nonvested restricted stock units and 42,094 shares issued and held in the Director’s Deferred Compensation Plan which are included in column (a) herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

Management’s Annual Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

	(2)	There are no financial statements schedules that are required to be included in Part II, Item 8.

(b)	The following exhibits are filed as part of this report:

	3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)

	3.2	Certificate of Amendment to Restated Certificate of Incorporation (2)

	3.3	Amended and Restated Bylaws of Sun Bancorp, Inc. (3)

	4.1	Common Security Specimen (4)

	10.4	Amended and Restated 2004 Stock-Based Incentive Plan (5)

	10.5	Directors Stock Purchase Plan, as amended and restated (15)

	10.6	2010 Stock-Based Incentive Plan (6)

	10.7	2010 Performance Equity Plan (7)

	10.8	2014 Performance Equity Plan (8)

	10.9	Management Severance Agreement, dated February 4, 2014, by and between Sun National Bank and Thomas R. Brugger

	10.10	Employment Agreement dated March 31, 2014 by and among Sun Bancorp, Inc., Sun National Bank and Thomas M. O’Brien (9)

	10.11	Securities Purchases Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (10)

	10.12	Securities Purchase Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, the Four Bs, Interactive Logistics, LLC, National Distribution Centers, L.R. and National Freight, Inc. (10)

	10.13	Securities Purchase Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and Maycomb Holdings II, LLC, Maycomb Holdings, III, LLC, Siguler Guff Distressed Opportunities Fund IV, LP and Siguler Guff Distressed Opportunities Fund IV (T), LP (10)

	10.14	Form of Securities Purchase Agreement with Other Investors (10)

	10.15	Agreement by and between Sun National Bank and the Office of the Comptroller of the Currency (11)

	10.23	Gross-Up Agreement, dated as of March 16, 2011, between Sun Bancorp, Inc. and a fund managed by Anchorage Capital Group LLC, acting on behalf of an investment fund that it advises (12)

	10.24	Change-in Control Severance Agreement with Executive Vice President and Chief Administrative Officer Michele Estep, as amended and restated (13)

	10.25	Employment Agreement dated November 20, 2014 by and between Sun Bancorp, Inc., Sun National Bank and Nicos Katsoulis

	10.26	Management Severance Agreement dated July 3, 2014 by and between Sun National Bank and Alberino J. Celini

	11	Computation regarding earnings (loss) per share (14)

	13	2014 Annual Report to Shareholders

	14	Code of Ethics

	21	Subsidiaries of the Registrant

	23	Consent of Deloitte & Touche LLP

	31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

*	Attached as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).
(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on February 6, 2009 (Registration Number 333-157131).
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 27, 2011 (File No. 0-20957).
(3)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 24, 2007 (File No. 0-20957).
(4)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (File No. 333-21903).
(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration on S-8 filed on August 12, 2009 (File No. 333-161289).
(6)	Incorporated by reference to Appendix F to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders filed with the SEC on September 28, 2010 (File No. 0-20957).
(7)	Incorporated by reference to Appendix G to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders filed with the SEC on September 28, 2010 (File No. 0-20957).
(8)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on July 22, 2009 (File No. 0-20957).
(9)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on April 2, 2014. (File No. 0-20957).
(10)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Company’s Current Report on Form 8-K filed on July 13, 2010. (File No. 0-20957).
(11)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on April 21, 2010. (File No. 0-20957).
(12)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 22, 2011 (File No. 0-20957).
(13)	Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on March 14, 2014. (File No. 0-20957).
(14)	Incorporated by reference to Note 20 of the Notes to Consolidated Financial Statements of the Company included in Exhibit B hereto.
(15)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed on March 14, 2014. (File No. 0-20957). This plan was terminated as of October 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 13, 2015.

SUN BANCORP, INC.

By:	/s/ Thomas M. O’Brien
Thomas M. O’Brien
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 2015.

/s/ Thomas M. O’Brien	/s/ Philip A. Norcross
Thomas M. O’Brien	Philip A. Norcross
President and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ Sidney R. Brown	/s/ Peter Galetto, Jr.
Sidney R. Brown	Peter Galetto, Jr.
Chairman	Director

/s/ Jeffrey S. Brown	/s/ Wilbur L. Ross, Jr.
Jeffrey S. Brown	Wilbur L. Ross, Jr.
Director	Director

/s/ Eli Kramer	/s/ Keith Stock
Eli Kramer	Keith Stock
Director	Director

/s/ Anthony R. Coscia	/s/ William J. Marino
Anthony R. Coscia	William J. Marino
Director	Director

/s/ F. Clay Creasey	/s/ Thomas R. Brugger
F. Clay Creasey	Thomas R. Brugger
Director	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Neil Kalani
Neil Kalani
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)