Form 10-Q
period 2015-03-31
SUN BANCORP INC /NJ/
filed 2015-05-08
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Common Stock, $5.00 Par Value – 18,619,853 Shares Outstanding at May 3, 2015

		Page Number
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2015 and December 31, 2014	3
	Unaudited Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2015 and 2014	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three months Ended March 31, 2015 and 2014	5
	Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Three months Ended March 31, 2015 and 2014	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three months Ended March 31, 2015 and 2014	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57
Item 4.	Controls and Procedures	58
PART II – OTHER INFORMATION		60
Item 1.	Legal Proceedings	60
Item 1A.	Risk Factors	60
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults Upon Senior Securities	60
Item 4.	Mine Safety Disclosures	60
Item 5.	Other Information	60
Item 6.	Exhibits	60
Signatures		61
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
	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
	Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$33,009	$42,548
Interest-earning bank balances	355,012	505,885

Cash and cash equivalents	388,021	548,433
Restricted cash	13,000	13,000
Investment securities available for sale (amortized cost of $365,599 and $394,733 at March 31, 2015 and December 31, 2014, respectively)	366,703	394,500
Investment securities held to maturity (estimated fair value of $485 and $501 at March 31, 2015 and December 31, 2014, respectively)	475	489
Loans receivable (net of allowance for loan losses of $20,916 and $23,246 at March 31, 2015 and December 31, 2014, respectively)	1,463,256	1,486,898
Loans held-for-sale, at lower of cost or market	4,766	4,083
Branch assets held-for-sale	5,419	69,064
Restricted equity investments, at cost	14,905	14,961
Bank properties and equipment, net	36,645	40,155
Real estate owned, net	468	522
Accrued interest receivable	4,859	5,397
Goodwill	38,188	38,188
Bank owned life insurance (BOLI)	79,644	79,132
Other assets	20,042	20,526

Total assets	$2,436,391	$2,715,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$1,959,556	$2,091,904
Deposits held-for-sale	33,381	183,395
Securities sold under agreements to repurchase – customers	156	1,156
Advances from the Federal Home Loan Bank of New York (FHLBNY)	60,743	60,787
Obligations under capital lease	6,958	7,035
Junior subordinated debentures	92,786	92,786
Deferred taxes, net	2,344	1,514
Other liabilities	31,232	31,448

Total liabilities	2,187,156	2,470,025

Commitments and contingencies (see Note 11)

Shareholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $5 par value, 40,000,000 shares authorized; 18,901,124 shares issued and 18,618,630 shares outstanding at March 31, 2015; 18,900,877 shares issued and 18,615,950 shares outstanding at December 31, 2014	94,506	94,504
Additional paid-in capital	514,337	514,075
Retained deficit	(344,986)	(347,762)
Accumulated other comprehensive income (loss)	653	(138)
Deferred compensation plan trust	(599)	(599)
Treasury stock at cost, 282,494 shares at March 31, 2015; and 284,927 shares at December 31, 2014	(14,676)	(14,757)

Total shareholders’ equity	249,235	245,323

Total liabilities and shareholders’ equity	$2,436,391	$2,715,348

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2015	2014
INTEREST INCOME
Interest and fees on loans	$15,098	$21,849
Interest on taxable investment securities	2,046	2,250
Interest on non-taxable investment securities	306	309
Dividends on restricted equity investments	209	232

Total interest income	17,659	24,640

INTEREST EXPENSE
Interest on deposits	1,506	2,281
Interest on funds borrowed	430	436
Interest on junior subordinated debentures	532	531

Total interest expense	2,468	3,248

Net interest income	15,191	21,392
PROVISION FOR LOAN LOSSES	—	—

Net Interest income after provision for loan losses	15,191	21,392

NON-INTEREST INCOME
Deposit service charges and fees	2,004	2,395
Interchange fees	544	563
Mortgage banking revenue, net	—	635
Gain on sale of bank branches	9,235	—
Investment products income	589	617
BOLI income	512	461
Other	203	278

Total non-interest income	13,087	4,949

NON-INTEREST EXPENSE
Salaries and employee benefits	10,590	13,781
Occupancy expense	4,967	4,266
Equipment expense	3,514	1,749
Data processing expense	1,308	1,197
Professional fees	836	1,486
Insurance expenses	1,247	1,467
Advertising expense	235	586
Problem loan expense	988	632
Other	1,533	2,724

Total non-interest expense	25,218	27,888

INCOME(LOSS) BEFORE INCOME TAXES	3,060	(1,547)
INCOME TAX EXPENSE	284	359

NET INCOME(LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,776	$(1,906)

Basic earnings(loss) per share(1)	$0.15	$(0.11)

Diluted earnings( loss) per share(1)	$0.15	$(0.11)

Weighted average shares – basic(1)	18,616,537	17,348,169
Weighted average shares – diluted(1)	18,639,501	17,348,169

See Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Prior period share data was retroactively adjusted for the impact of the 1-for-5 reverse stock split on August 11, 2014

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
NET INCOME(LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,776	$(1,906)
Other Comprehensive Income, net of tax
Unrealized gains on securities:
Unrealized holding gains arising during period	$791	$5,117
Less: reclassification adjustment for (losses) gains included in net income	—	—

Other comprehensive income	791	5,117

COMPREHENSIVE INCOME	$3,567	$3,211

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss)	Deferred Compensation	Treasury Stock	Total
BALANCE, JANUARY 1, 2014	$—	$88,711	$506,719	$(317,954)	$(7,055)	$(522)	$(24,562)	$245,337
Net loss	—	—	—	(1,906)	—	—	—	(1,906)
Other comprehensive loss	—	—	—	—	5,117	—	—	5,117
Issuance of common stock	—	(2)	(748)	—	—	20	950	220
Stock-based compensation	—	—	130	—	—	—	—	130

BALANCE, March 31, 2014	$—	$88,709	$506,101	$(319,860)	$(1,938)	$(502)	$(23,612)	$248,898

BALANCE, JANUARY 1, 2015	$—	$94,504	$514,075	$(347,762)	$(138)	$(599)	$(14,757)	$245,323
Net loss	—	—	—	2,776	—	—	—	2,776
Other comprehensive income	—	—	—	—	791	—	—	791
Exercise of stock options			(47)				57	10
Capital raise		—	—				—	—
Issuance of common stock	—	2	27	—	—	—	(51)	(22)
Stock-based compensation	—	—	282	—	—	—	75	357

BALANCE, March 31, 2015	$—	$94,506	$514,337	$(344,986)	$653	$(599)	$(14,676)	$249,235

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Three months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$2,776	$(1,906)
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in reserve for unfunded commitments	167	196
Depreciation, amortization and accretion	1,617	1,415
Impairment of bank properties and equipment and real estate owned	2,125	7
Loss on sale of real estate owned	46	97
Loss (gain) on sale of mortgage loans	4	(743)
Gain on sale of branches	(9,235)	—
Loss on sale of consumer loans	29	—
Change in fair value of loans held-for-sale	28	104
Increase in fair value of interest rate lock commitments	—	4
Derivative credit valuation adjustments	(22)	38
Increase in cash surrender value of BOLI	(512)	(461)
Deferred income taxes	284	359
Stock-based compensation	357	130
Shares contributed to employee benefit plans	—	201
Mortgage loans originated for sale	—	(24,901)
Proceeds from the sale of mortgage loans	—	32,163
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	538	223
Other assets	(1,195)	(1,543)
Other liabilities	950	(1,400)

Net cash (used in) provided by operating activities	(2,043)	3,983

INVESTING ACTIVITIES
Purchases of available-for-sale securities	—	(3,549)
Net redemption of restricted equity securities	56	355
Proceeds from maturities, prepayments or calls of investment securities available for sale	29,054	12,767
Proceeds from maturities, prepayments or calls of investment securities held to maturity	14	26
Proceeds from sale of branch loans	63,756	—
Proceeds from sale of consumer loans	1,223	—
Proceeds from sale of deposits	9,318
Cash transferred to held-for-sale	(152)	—
Net decrease in loans	21,905	49,390
Purchases of bank properties and equipment	(36)	(515)
Proceeds from sale of repossessed assets	—	57
Proceeds from sale of real estate owned	8	126

Net cash provided by investing activities	125,146	58,657

FINANCING ACTIVITIES
Net decrease in deposits	(282,404)	(48,187)
Net redemptions of securities sold under agreements to repurchase – customer	(1,000)	(7)
Repayments of advances from FHLBNY	(44)	(41)
Repayment of obligations under capital leases	(77)	(72)
Proceeds from exercise of stock options	10	—

Net cash used in financing activities	(283,515)	(48,307)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(160,412)	14,333
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	548,433	267,762

CASH AND CASH EQUIVALENTS, END OF PERIOD	$388,021	$282,095

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,548	$3,448
Income taxes paid	—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Transfer of loans and bank property to real estate owned	—	455

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

(1) Organization

Sun Bancorp, Inc. (the “Company”) is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is the parent company of Sun National Bank (the “Bank”), a national bank and the Company’s principal wholly owned subsidiary. The Bank’s wholly owned subsidiaries are Sun Financial Services, L.L.C., and 2020 Properties, L.L.C. and 4040 Properties, L.L.C.

The Company’s principal business is to serve as a holding company for the Bank. The Bank is in the business of attracting customer deposits through its Community Banking Centers and investing these funds, together with borrowed funds and cash from operations, in loans, primarily commercial real estate, small business non-real estate loans, as well as mortgage-backed and investment securities. The principal business of Sun Financial Services, L.L.C. is to offer mutual funds, securities brokerage, annuities and investment advisory services through the Bank’s Community Banking Centers. The principal business of 2020 Properties, L.L.C. and 4040 Properties, L.L.C. is to acquire and thereafter liquidate certain real estate and other assets in satisfaction of debts previously contracted by the Bank. The Company’s five capital trusts, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII and Sun Capital Trust VIII, collectively, the “Issuing Trusts,” are presented on a deconsolidated basis. The Issuing Trusts, consisting of four Delaware business trusts and one Connecticut business trust, hold junior subordinated debentures issued by the Company.

Through the Bank, the Company provides commercial and consumer banking services. As of March 31, 2015, the Company had 47 locations primarily throughout New Jersey, including 41 branch offices. The Company also had one loan production office located in each of New York and Pennsylvania.

The Company’s outstanding common stock is traded on the NASDAQ Global Select Market under the symbol “SNBC.” The Company is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”). The Company’s primary federal regulator is the Board of Governors of the Federal Reserve System (the “FRB”) and the Bank’s primary federal regulator is the Office of the Comptroller of the Currency (the “OCC”).

The Company declared a 1-for-5 reverse stock split effective August 11, 2014 for shareholders of record as of August 8, 2014. Prior periods reported in this Form 10-Q have been revised to reflect the impact of this transaction.

(2) Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive loss, changes in equity and cash flows in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”).

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. The results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment (“OTTI”) on investment securities, goodwill, income taxes, stock-based compensation and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications. Certain reclassifications have been made to prior periods in the unaudited condensed consolidated statements of operations to conform to current reporting. On the unaudited condensed consolidated statements of operations, commission expense, which was previously reported in a separate line item, has been included within the combined financial statement caption of salaries and employee benefits. In addition, several items associated with retail service fees which were previously included within other income have been combined with the previous financial statement caption of service charges on deposit accounts into a new financial statement caption of deposit service charges and fees. Interchange fees were reclassified from other income into a new financial statement caption. In addition, certain other financial statement captions were reclassified into other income and other expense due to the immaterial nature of the amounts. There was no impact from these reclassifications on the Company’s results of operations or cash flows for the three months ended March 31, 2014. The table below reports the impact of these reclassifications to the unaudited condensed consolidated statements of operations for the three months ended March 31, 2014:

Three Months Ended March 31, 2014	Revised	As reported
Non-interest income:

Deposit service charges and fees	$2,395	$—
Service charges on deposit accounts	—	2,151
Interchange fees	563	—
Derivative credit valuation adjustment	—	(38)
Other	278	1,123

Non-interest expense:

Salaries and employee benefits	13,781	12,884
Commission expense	—	897
Amortization of intangible assets	—	284
Real estate owned expense, net	—	144
Office supplies expense	—	251
Other	2,724	2,045

Basis of Consolidation. The unaudited condensed consolidated financial statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company, the Bank, and the Bank’s wholly-owned subsidiaries, Sun Financial Services, L.L.C., 2020 Properties, L.L.C., and 4040 Properties, L.L.C. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 810-10, Consolidation, the Issuing Trusts are presented on a deconsolidated basis.

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

Investment Securities. The Company’s investment portfolio includes both held-to-maturity and available-for-sale securities. The purchase and sale of the Company’s investment securities are recorded based on trade date accounting. At March 31, 2015 and December 31, 2014, the Company had no unsettled transactions. The following provides further information on the Company’s accounting for debt securities:

Held-to-Maturity – Investment securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available-for-Sale – Investment securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability and the yield of alternative investments, are classified as available-for-sale. These assets are carried at their estimated fair value. Fair values are based on quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded, or in some cases where there is limited activity or less transparency around inputs, internally developed discounted cash flow models. Unrealized gains and losses are excluded from earnings and are reported net of tax in accumulated other comprehensive income (loss) on the unaudited condensed consolidated statements of financial condition until realized, including those recognized through the non-credit component of an other-than-temporary impairment charge.

In accordance with FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets (FASB ASC 325-40), and FASB ASC 320, Investment – Debt and Equity Securities (FASB ASC 320), the Company evaluates its securities portfolio for OTTI throughout the year. Each investment, which has a fair value less than the book value, is reviewed on a quarterly basis by management. Management considers, at a minimum, whether the following factors exist that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining the Company’s intent is a review of capital adequacy, interest rate risk profile and liquidity at the Company. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary. During the three months ended March 31, 2015 and 2014, , it was determined there were no other-than-temporarily impaired investments. As a result, the Company did not record credit related other-than-temporary impairment charges through earnings during the three months ended March 31, 2015 and 2014.

Loans Held-For-Sale. Loans held-for-sale totaled $4.8 million and $4.1 million at March 31, 2015 and December 31, 2014, respectively, and consist of consumer loans which are recorded at the lower of cost or market.

Allowance for Loan Losses. The allowance for loan losses is determined by management based upon past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral. While management uses the best information available to make such evaluations, future adjustments to the allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The provision for loan losses is based upon historical loan loss experience, a series of qualitative factors and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC 310, Receivables (“FASB ASC 310”). Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays of less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and qualitative factors. Included in these qualitative factors are:

•	Levels of past due, classified and non-accrual loans, and troubled debt restructurings (“TDR”);

•	Nature, volume, and concentration of loans;

•	Historical loss trends;

•	Changes in lending policies and procedures, underwriting standards, collections, and for commercial loans, the level of loans being approved with exceptions to policy;

•	Experience, ability and depth of management and staff;

•	National and local economic and business conditions, including various market segments;

•	Quality of the Company’s loan review system and degree of Board oversight; and

•	Effect of external factors, including the deterioration of collateral values, on the level of estimated credit losses in the current portfolio.

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

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tests goodwill for impairment annually as of December 31, unless circumstances indicate that a test is required at an earlier date. The Company elected to not apply the qualitative evaluation option permitted under Accounting Standards Update (“ASU”) 2011-8, Intangibles – Goodwill and Other (Topic 35): Testing Goodwill for Impairment issued in September 2011. Therefore, the Company utilizes the two-step goodwill impairment test outlined in FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”). Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment, or one level below an operating segment, as defined in FASB ASC 280. The Company has one reportable operating segment, “Community Banking,” and there are no components to this operating segment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. At December 31, 2014, the Company performed its annual goodwill impairment test, and step one of the analysis indicated that the Company’s fair value was greater than its carrying value; therefore, the Company’s goodwill was not impaired at December 31, 2014. Since that time, no event has occurred nor have circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The carrying amount of goodwill totaled $38.2 million at March 31, 2015 and December 31, 2014.

Bank Owned Life Insurance (“BOLI”). The Company has purchased life insurance policies on certain key employees. These policies are recorded at their cash surrender value, or the amount that can be realized in accordance with FASB ASC 325-30, Investments in Insurance Contracts. At March 31, 2015, the Company had $27.2 million invested in a general account and $52.4 million in a separate account, for a total BOLI cash surrender value of $79.6 million. The BOLI separate account is invested in a mortgage-backed securities fund, which is managed by an independent investment firm. Pricing volatility of these underlying instruments may have an impact on investment income; however, the fluctuations would be partially mitigated by a stable value wrap agreement which is a component of the separate account. Income from these policies and changes in the cash surrender value are recorded in BOLI income of the unaudited condensed consolidated statements of operations.

Income Taxes. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the unaudited condensed consolidated statements of operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment is applied when addressing the requirements of FASB ASC 740. At March 31, 2015, the Company had a valuation allowance of $133.1 million against its gross deferred tax asset. As the Company remained in a cumulative loss position, the deferred tax valuation allowance is still appropriate at March 31, 2015. The net deferred tax liability of $2.3 million in the unaudited condensed consolidated statements of financial condition at March 31, 2015 primarily represents the tax liability created from the goodwill amortization recorded for tax purposes and not for book purposes. For those securities in an unrealized loss position, the Company intends to hold these securities until maturity or until such time that they are in an unrealized gain position.

Accumulated Other Comprehensive Income (Loss). The Company classifies items of accumulated comprehensive income (loss) by their nature and displays the details of other comprehensive income (loss) in the unaudited condensed consolidated statements of comprehensive loss. Amounts categorized as comprehensive income (loss) represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any

OTTI loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income (loss) for the period. These reclassifications for the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain on securities available for sale during the period	$1,337	$(546)	$791	$8,650	$(3,533)	$5,117
Reclassification adjustment for net gains included in net income	—	—	—	—	—	—

Net unrealized gain on securities available for sale	$1,337	$(546)	$791	$8,650	$(3,533)	$5,117

Recent Accounting Principles.

In February 2015, the FASB issued ASU 2015-02: Consolidation – Amendments to the Consolidation Analysis (Topic 225-20). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

In January 2015, the FASB issued ASU 2015-01: Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). The amendments in this Update eliminate from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

In November 2014, the FASB issued ASU 2014-16: Derivatives and Hedging (Topic 815). The amendments in this Update affect hybrid financial instruments issued in the form of a share. An entity (an issuer or an investor) should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

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

In June 2014, the FASB issued ASU 2014-12: Stock Compensation – Accounting for Share-Based Payments When the Terms of Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). The amendments in this Update apply to all entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this Update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The amendments in ASU 2014-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be applied either prospectively to all awards granted or modified after the effective date, or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

In June 2014, the FASB issued ASU 2014-11: Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The accounting changes in the amendment affect all entities that enter into repurchase-to-maturity transactions or repurchase financings. The amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty which will result in secured borrowing accounting for the repurchase agreement. All entities are subject to new disclosure requirements for certain transactions that involve a transfer of a financial asset accounted for as a sale. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The Company has evaluated the impact of the adoption of this accounting standards update and determined that it is not applicable to the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606): Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40), Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Background Information and Basis for Conclusions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the considerations to which the entity expects to be entitled in exchange for those goods or services. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

(3) Branch Sales

On July 2, 2014 the Company entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Sturdy Savings Bank, pursuant to which the Bank agreed to sell certain assets and certain liabilities relating to seven branch offices in and around Cape May County, New Jersey. The Purchase Agreement provides for a purchase price equal to the sum of a deposit premium of 8.765% of the average daily closing balance of deposits for the 31 days prior to the closing date, which includes the carrying value of fixed assets, the Company’s carrying value of loans identified and approved by both parties, the aggregate amount of cash on hand and accrued interest on the loans acquired.

The sale was completed on March 6, 2015. The Company sold $149.6 million of deposits, $63.8 million of loans, $4.0 million of fixed assets and $897 thousand of cash. The transaction resulted in a net cash payment of approximately $71.5 million by the Company to Sturdy Savings Bank. After transaction costs, the sale resulted in a net gain of $9.2 million in the three months ended March 31, 2015 recorded in gain on sale of bank branches in the unaudited condensed consolidated statements of operations.

On March 31, 2015, the Company announced that it entered into an agreement with Cape Bancorp, Inc., pursuant to which the Bank agreed to sell the Bank’s Hammonton branch assets and related deposits and loans (the “Hammonton Agreement”). The Hammonton Agreement contains certain customary representations, warranties, indemnities and covenants of the parties, and is subject to termination in certain circumstances. The transaction is expected to be completed during the third quarter of 2015, subject to Cape Bancorp’s receipt of regulatory approvals as well as other customary closing conditions.

The following summarizes the branch assets and liabilities classified as held-for-sale at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Assets:
Cash	$152	$1,064
Loans held-for-sale	4,892	63,965
Properties and equipment	375	4,035

Total branch assets held-for-sale	5,419	69,064

Liabilities:
Deposits held-for-sale	33,381	183,395

(4) Stock-Based Compensation

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

Determining the fair value of stock-based awards at the measurement date requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions are used, it could have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Activity in the stock option plans for the three months ended March 31, 2015 and March 31, 2014 was as follows:

Summary of Options Activity

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2015	318,901	$28.34	161,984
Granted	218,760	18.92	—
Exercised	(688)	15.14	—
Forfeited	(6,518)	17.11	—
Expired	—	—	—

March 31, 2015	530,455	$24.61	173,252
Options vested or expected to vest(1)	475,692	$25.25	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
January 1, 2014	298,308	$36.80	249,853
Granted	43,249	16.75	—
Exercised	—	—	—
Forfeited	(494)	18.30	—
Expired	(87,847)	43.90	—

March 31, 2014	253,216	$30.95	171,036
Options vested or expected to vest(1)	237,160	$31.85	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 7.9 years for Options outstanding and 4.6 years for Options exercisable as of March 31, 2015.

At March 31, 2015, the aggregate intrinsic value was $170 thousand for Options outstanding and $54 thousand for Options exercisable.

During the three months ended March 31, 2015 and 2014, the Company granted 218,760 Options and 43,249 Options, respectively from the Company’s 2010 Stock-Based Incentive Plan. In accordance with FASB ASC 718, the fair value of the Options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of an Option is estimated using historical exercise behavior of employees at a particular level of management who were granted Options with a comparable term. The Options have historically been granted with a 10 year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the Options for the three months ended March 31, 2015 and 2014 are as follows:

	For the Three months Ended March 31,
	2015	2014
Weighted average fair value of Options granted	$6.16	$1.45
Weighted average risk-free rate of return	1.35%	1.16%
Weighted average expected option life in months	46	49
Weighted average expected volatility	40%	55%
Expected dividends(1)	$—	$—

(1)	To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested Stock Award activity during the three months ended March 31, 2015 and 2014 are presented in the following tables:

Summary of Nonvested Stock Award Activity

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Awards outstanding, January 1, 2015	248,654	$14.22
Issued	—	—
Vested	(1,427)	16.80
Forfeited	(4,300)	15.91

Nonvested Stock Awards outstanding, March 31, 2015	242,927	$14.18

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Awards outstanding, January 1, 2014	86,367	$15.65
Issued	18,223	16.65
Vested	—	—
Forfeited	—	—

Nonvested Stock Awards outstanding, March 31, 2014	104,590	$15.80

There were no shares of nonvested Stock Awards issued during the three months ended March 31, 2015 and 18,223 nonvested Stock Awards issued during the three months ended March 31, 2014. The value of these shares is based upon the closing price of the common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the nonvested Stock Awards issued.

Total compensation expense recognized related to Options and nonvested Stock Awards, including that for non-employee directors, during the three months ended March 31, 2015 was $357 thousand as compared to $130 thousand for the three months ended March 31, 2014. As of March 31, 2015, there was approximately $1.9 million and $2.9 million of total unrecognized compensation cost related to Options and nonvested Stock Awards, respectively. The cost of the Options and Stock Awards is expected to be recognized over a weighted average period of 3.7 years and 3.0 years, respectively.

(5) Investment Securities

The amortized cost of investment securities and the approximate fair value at March 31, 2015 and December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
Available for sale:
U.S. Treasury securities	$2,499	$2	$—	$2,501
U.S. Government agency securities	4,973	—	(94)	4,879
U.S. Government agency mortgage-backed securities	245,764	3,509	(669)	248,604
Other mortgage-backed securities	237	—	—	237
State and municipal securities	28,982	1,969	—	30,951
Trust preferred securities	12,015	—	(3,086)	8,929
Collateralized loan obligations	69,933	—	(527)	69,406
Other securities	1,196	—	—	1,196

Total available for sale	365,599	5,480	(4,376)	366,703

Held to maturity:
U.S. Government agency mortgage-backed securities	225	10	—	235
Other securities	250	—	—	250

Total held to maturity	475	10	—	485

Total investment securities	$366,074	$5,490	$(4,376)	$367,188

December 31, 2014
Available for sale:
U.S. Treasury securities	$2,499	$4	$—	$2,503
U.S. Government agency securities	4,973	—	(187)	4,786
U.S. Government agency mortgage-backed securities	263,215	2,992	(1,051)	265,156
Other mortgage-backed securities	265	—	—	265
State and municipal obligations	28,981	1,941	—	30,922
Trust preferred securities	12,014	—	(2,604)	9,410
Collateralized loan obligations	69,931	—	(1,328)	68,603
Other securities	12,855	—	—	12,855

Total available for sale	394,733	4,937	(5,170)	394,500

Held to maturity:
U.S. Government agency mortgage-backed securities	239	12	—	251
Other securities	250	—	—	250

Total held to maturity	489	12	—	501

Total investment securities	$395,222	$4,949	$(5,170)	$395,001

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2015
U.S. Government agency securities	$—	$—	$4,879	$(94)	$4,879	$(94)
U.S. Government agency mortgage-backed securities	4,831	(31)	32,260	(638)	37,091	(669)
Trust preferred securities	—	—	8,929	(3,086)	8,929	(3,086)
Collateralized loan obligations	19,946	(31)	49,460	(496)	69,406	(527)

Total	$24,777	$(62)	$95,528	$(4,314)	$120,305	$(4,376)

December 31, 2014
U.S. Government agency securities	$—	$—	$4,786	$(187)	$4,786	$(187)
U.S. Government agency mortgage-backed securities	7,801	(35)	33,453	(1,016)	41,254	(1,051)
Trust preferred securities	—	—	9,410	(2,604)	9,410	(2,604)
Collateralized Loan Obligations	23,710	(256)	44,894	(1,072)	68,604	(1,328)

Total	$31,511	$(291)	$20,335	$(4,879)	$312,412	$(5,170)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations applies, the guidance requires the Company to record an OTTI charge to earnings on debt securities for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations applies, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the consolidated statements of financial condition. Application of this guidance resulted in no OTTI charges during the three months ended March 31, 2015 and 2014.

As of March 31, 2015, the Company’s cumulative OTTI balance was $10.2 million. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the three months ended March 31, 2015 and 2014.

U.S. Government Agency Securities. At March 31, 2015, the gross unrealized loss in the category of 12 months or longer of $94 thousand consisted of one agency security with an estimated fair value of $4.9 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of March 31, 2015, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security before recovery, which may be maturity, and management expects to recover the entire amortized cost basis of the security.

U.S. Government Agency Mortgage-Backed Securities. At March 31, 2015, the gross unrealized loss in the category of less than 12 months of $31 thousand consisted of one mortgage-backed security with an estimated fair value of $4.8 million, the gross unrealized loss in the category of 12 months or longer of $638 thousand consisted of six mortgage-backed securities with an estimated fair value of $32.3 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of March 31, 2015, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Collateralized Loan Obligation Securities. At March 31, 2015, the gross unrealized loss in the category of less than 12 months of $31 thousand consisted of three AAA rated collateralized loan obligation securities with an estimated fair value of $19.9 million, the gross unrealized loss in the category of 12 months or longer of $496 thousand consisted of three AAA and six AA-rated collateralized loan obligation securities with an estimated fair value of $49.5 million. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of March 31, 2015, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

At March 31, 2015, the Company had 12 collateralized loan obligation securities with an amortized cost of $70.0 million and an estimated fair value of $69.4 million. These securities are subject to the provisions of the Volcker Rule. As a result, the Company will likely be required to divest these investments unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding a delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. The Company cannot give assurances that the legislation will or will not be enacted. However, based on the Company’s communication with its investment advisors, in the event that the proposed legislation is not enacted, the Company believes these investments can be modified to avoid a required divestiture under the Volcker Rule.

Trust Preferred Securities. At March 31, 2015, the gross unrealized loss in the category of 12 months or longer of $3.1 million consisted of two trust preferred securities. The trust preferred securities are comprised of one non-rated single issuer security with an amortized cost of $3.2 million and an estimated fair value of $3.1 million, and one investment grade rated pooled security with an amortized cost of $8.8 million and an estimated fair value of $5.9 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The pooled security is in a senior position in the capital structure. The security had a 3.2 times principal coverage. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% of defaults or deferrals’ every three years with no recovery rate. As of March 31, 2015, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

At March 31, 2015, the book value of the non-rated single issuer trust preferred security approximates fair value. The financial performance of the non-rated single issuer trust preferred security is monitored on a quarterly basis using data from the issuer’s most recent regulatory reports to assess the probability of cash flow impairment. Expected future cash flows are projected by incorporating the contractual cash flow of the security adjusted, if necessary, for potential changes in the amount or timing of cash flows due to the underlying creditworthiness of the issuer and covenants in the security.

In August 2009, the issuer of the non-rated single issuer trust preferred security elected to defer its normal quarterly dividend payment. As contractually permitted, the issuer may defer dividend payments up to five years with accumulated dividends, and interest on those deferred dividends, payable upon the resumption of its scheduled dividend payments. The issuer is currently operating under an agreement with its regulators. The agreement stipulates that the issuer must receive permission from its regulators prior to resuming its scheduled dividend payments. In September 2014, the deferred dividends of $590 thousand were paid by the issuer. In December 2014, the issuer made its normal dividend payment of $25 thousand. As this security was deemed to be in non-performing status during 2014, these 2014 payments were recorded as a reduction of outstanding principal for this security. In March 2015, the Company received another dividend payment of $25 thousand, which was recognized as interest income as the security, due to sustained performance, was upgraded to performing status in the first quarter of 2015.

During the three months ended March 31, 2015, the Company did not record an OTTI credit-related charge related to this deferring single issuer trust preferred security. Based on the Company’s most recent evaluation, and based upon the aforementioned receipt of dividend payments, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The cumulative OTTI on this security as of March 31, 2015 was $1.2 million. Based upon the current capital position of the issuer, recent improvements in the financial performance of the issuer and the fact that the book value of the security approximates fair value, the Company concluded that an additional impairment charge was not warranted at March 31, 2015.

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

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at March 31, 2015 and December 31, 2014 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
March 31, 2015
Due in one year or less	$3,446	$3,448	$—	$—
Due after one year through five years	1,311	1,370	250	250
Due after five years through ten years	29,673	30,399	—	—
Due after ten years	85,168	82,645	—	—

Total investment securities, excluding mortgage-backed securities	119,598	117,862	250	250

U.S. Government agency mortgage-backed securities	245,764	248,604	225	235
Other mortgage-backed securities	237	237	—	—

Total investment securities	$365,599	$366,703	$475	$485

December 31, 2014
Due in one year or less	$15,106	$15,109	$—	$—
Due after one year through five years	1,181	1,240	250	250
Due after five years through ten years	25,347	25,707	—	—
Due after ten years	89,619	87,023	—	—

Total investment securities, excluding mortgage-backed securities	131,253	129,079	250	250

U.S. Government agency mortgage-backed securities	263,215	265,156	239	251
Other mortgage-backed securities	265	265	—	—

Total investment securities	$394,733	$394,500	$489	$501

At March 31, 2015, the Company had $28.0 million, amortized cost, and $29.8 million estimated fair value, of investment securities pledged to secure public deposits. As of March 31, 2015, the Company had $145.7 million, amortized cost, and $147.6 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(6) Loans

The components of loans as of March 31, 2015 and December 31, 2014 were as follows:

Loan Components

	March 31, 2015	December 31, 2014
Commercial:
Commercial and industrial	$267,986	$242,494
CRE owner occupied	259,574	278,651
CRE non-owner occupied	446,651	461,631
Land and development	68,609	70,156
Consumer:
Home equity lines of credit	145,806	156,926
Home equity term loans	15,665	17,239
Residential real estate	273,118	279,993
Other	6,763	6,054

Total gross loans held-for-investment	1,484,172	1,510,144
Allowance for loan losses	(20,916)	(23,246)

Net loans held-for-investment	$1,463,256	$1,486,898

The following table is a comparison of the Company’s non-accrual loans as of the dates indicated:

Loans on Non-Accrual Status

	March 31, 2015	December 31, 2014
Commercial:
Commercial & industrial	$29	$155
Commercial, held-for-sale	—	28
CRE owner occupied	1,784	3,268
CRE owner occupied, held-for-sale	—	32
CRE non-owner occupied	162	—
CRE non-owner, held-for-sale	—	229
Land and development	331	—
Consumer:
Home equity lines of credit	62	1,348
Home equity lines of credit, held-for-sale	1,066	1,228
Home equity term loans	117	407
Home equity term loans, held-for-sale	153	286
Residential real estate	2,012	5,117
Residential real estate, held-for-sale	3,547	2,280
Other	114	432

Total non-accrual loans	$9,377	$14,810

Troubled debt restructuring, non-accrual	$854	$318

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

As of March 31, 2015, the Company had $48.2 million outstanding on eight residential construction, commercial construction and land development relationships for which the agreements included interest reserves. As of December 31, 2014, the Company had $44.7 million outstanding on nine residential construction, commercial construction and land development relationships for which the agreements included interest reserves. The total amount available in those reserves to fund interest payments was $1.2 million and $1.9 million at March 31, 2015 and December 31, 2014, respectively. There were no relationships with interest reserves which were on non-accrual status at March 31, 2015 and December 31, 2014. Construction projects are monitored throughout their lives by the Company through either internal resources or professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

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

(7) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Three months Ended March 31, 2015
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$15,834	$3,238	$3,513	$661	$23,246
Charge-offs	(58)	(1,634)	(1,680)	(37)	(3,410)
Recoveries	911	143	2	23	1,080

Net charge-offs	853	(1,491)	(1,678)	(14)	(2,330)
Provision for loan losses	(3,797)	1,601	2,401	(205)	—

Ending balance	$12,890	$3,348	$4,236	$442	$20,916

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$12,890	$3,348	$4,236	$442	$20,916

Financing Receivables:
Ending balance	$1,042,820	$161,471	$273,118	$6,763	$1,484,172

Ending balance: individually evaluated for impairment	$2,540	$177	$2,405	$114	$5,236

Ending balance: collectively evaluated for impairment	$1,040,280	$161,294	$270,713	$6,649	$1,478,936

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Three months Ended March 31, 2014
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$27,828	$3,375	$2,898	$1,436	$35,537
Charge-offs	(1,180)	(307)	(251)	(357)	(2,095)
Recoveries	201	84	2	39	326

Net charge-offs	(979)	(223)	(249)	(318)	(1,769)
Provision for loan losses	(1,101)	143	787	171	—

Ending balance	$25,748	$3,295	$3,436	$1,289	$33,768

Ending balance: individually evaluated for impairment	$—	$—	$—	$16	$16

Ending balance: collectively evaluated for impairment	$25,748	$3,295	$3,436	$1,273	$33,752

Financing Receivables:
Ending balance	$1,519,993	$208,248	$326,945	$28,894	$2,084,080

Ending balance: individually evaluated for impairment	$25,874	$5,630	$4,164	$623	$36,291

Ending balance: collectively evaluated for impairment	$1,494,119	$202,618	$322,781	$28,271	$2,047,789

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

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

Home Equity Loans. This segment consists of both home equity lines of credit and home equity term loans on single family residences. These loans rely on the personal income of the borrower for repayment which may be impacted by economic conditions, such as unemployment levels, interest rates and the housing market. These loans are primarily secured by second liens on properties, which serves as the secondary source of repayment. The secondary source of repayment may be impaired by the real estate market and local regulations. The Company ceased all home equity lines of credit and all home equity term loan origination activity in the second half of 2014.

Residential Real Estate Loans. Included in this segment are residential mortgages on single family residences. These loans rely on the personal income of the borrower for repayment which may be impacted by economic conditions, such as unemployment levels, interest rates and the housing market. These loans are primarily secured by liens on the underlying properties, which serves as the secondary source of repayment. The secondary source of repayment may be impaired by the real estate market and local regulations. Beginning in the third quarter of 2014, the Company ceased all residential real estate origination activity for both its portfolio and for sale to the secondary market.

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

The allowance for loan losses was $20.9 million and $23.2 million at March 31, 2015 and December 31, 2014, respectively. The ratio of allowance for loan losses to gross loans held-for-investment was 1.41% at March 31, 2015 and 1.54% at December 31, 2014.

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

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Three months Ended March 31, 2015
With no related allowance:
Commercial:
Commercial & industrial	$14	$529	$—	$23	$—	$—
CRE owner occupied	1,898	13,819	—	1,939	—	—
CRE non-owner occupied	162	298	—	164	—	—
Land and development	469	561	—	488	—	—
Consumer:
Home equity lines of credit	60	595	—	415	—	—
Home equity lines of credit, held-for-sale	1,678	4,459	—	1,984	—	—
Home equity term loans	117	194	—	167	—	—
Home equity term loans, held-for-sale	183	1,068	—	322	—	—
Residential real estate	2,405	2,598	—	2,395	—	—
Residential real estate, held-for-sale	3,948	8,981	—	5,111	—	—
Other	114	294	—	106	—	—

Total commercial	$2,543	$15,207	$—	$2,614	$—	$—
Total consumer	$8,505	$18,189	$—	$10,500	$—	$—

Impaired Loans As of December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
With no related allowance:
Commercial:
Commercial & industrial	$147	$149	$—	$161	$19	$—
Commercial & industrial, held-for- sale	28	50	—	52	—	—
CRE owner occupied	3,297	4,499	—	3,875	—	—
CRE owner occupied, held-for-sale	32	74	—	136	—	—
CRE non-owner occupied	—	—	—	—	—	—
CRE non-owner occupied, held-for- sale	229	352	—	53	—	—
Land and development	140	223	—	181	—	—
Consumer:
Residential real estate	4,852	5,587	3	4,513	—	97
Residential real estate, held-for-sale	3,478	4,984	—	1,365	—	—
Home Equity Lines of Credit	405	456	—	420	—	—
Home Equity Lines of Credit, held-for-sale	619	903	—	1,282	—	—
Home Equity Term Loans	1,347	1,863	—	1,385	—	—
Home Equity Term Loans, held-for-sale	3,266	4,743	—	3,735	—	—
Other	150	348	—	138	—	—
With an allowance recorded:
Commercial:
Commercial & industrial	$—	$—	$—	$—	$—	$—
CRE owner occupied	—	—	—	—	—	—
Consumer:
Other	—	—	—	—	—	—

Total commercial	$3,873	$5,348	$—	$4,458	$19	$97

Total consumer	$14,118	$18,884	$3	$12,836	$—	$—

In accordance with FASB ASC 310, those impaired loans for which the collateral is sufficient to support the outstanding principal do not result in a specific allowance for loan losses. Included in impaired loans at March 31, 2015 were five TDRs, for which the collateral is sufficient to support the outstanding principal, one of which was in accruing status. In addition, there were no TDRs at March 31, 2015 that included a commitment to lend additional funds as of March 31, 2015.

There were three new TDR agreements entered into during the three months ended March 31, 2015. The following table presents a summary of the Company’s TDR agreements entered into during the three months ended March 31, 2015.

	Troubled Debt Restructurings
	For the Three months Ended March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential real estate	3	$546	$484

The following tables present information regarding the types of concessions granted on loans that were restructured during the three months ended March 31, 2015:

	Troubled Debt Restructurings
	For the Three months Ended March 31, 2015
	Number of Contracts	Concession Granted
Residential real estate	3	Extension of maturity.

During the three months ended March 31, 2015 and 2014, the Company did not have any TDR agreements that had subsequently defaulted that were entered into within the respective preceding twelve months. All TDRs are currently on non-accrual status.

The following table presents the Company’s distribution of risk ratings within the held-for-investment loan portfolio, segregated by class, as of March 31, 2015 and December 31, 2014:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non- owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other
As of March 31, 2015
Grade:
Pass	$262,938	$253,887	$446,489	$68,140	$145,389	$15,538	$270,269	$6,649
Special Mention	4,044	2,353	—	—	—	—	—	—
Substandard	1,004	3,334	162	469	417	127	2,849	114
Doubtful	—	—	—	—	—	—	—	—

Total	$267,986	$259,574	$446,651	$68,609	$145,806	$15,665	$273,118	$6,763

As of December 31, 2014
Grade:
Pass	$235,985	$267,018	$451,921	$70,018	$155,084	$16,819	$272,044	$5,902
Special Mention	6,304	6,669	—	—	—	—	—	—
Substandard	205	4,964	9,710	138	1,842	420	4,949	152
Doubtful	—	—	—	—	—	—	—	—

Total	$242,494	$278,651	$461,631	$70,156	$156,926	$17,239	$276,993	$6,054

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

The following table presents the Company’s analysis of past due loans, segregated by class of loans, as of March 31, 2015:

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Loans 90 Days Past Due and Accruing
As of March 31, 2015
Commercial:
Commercial & industrial	$2,337	$10	$15	$2,362	$265,624	$267,986	$—
CRE owner occupied	657	1	1,630	2,288	257,286	259,574	—
CRE non-owner occupied	—	162	—	162	446,489	446,651	—
Land and development	331	—	140	471	68,138	68,609	—
Consumer:							—
Home equity lines of credit	820	190	2	1,012	144,794	145,806
Home equity term loans	267	78	17	362	15,303	15,665	—
Residential real estate	4,005	—	150	4,155	268,963	273,118	—
Other	52	12	107	171	6,592	6,763	—

Total	$8,469	$453	$2,061	$10,983	$1,473,189	$1,484,172	$—

As of December 31, 2014
Commercial:
Commercial & industrial	$4,212	$105	$151	$4,468	$238,026	$242,494	$—
CRE owner occupied	1,685	23	1,321	3,029	275,622	278,651	—
CRE non-owner occupied	2,786	166	—	2,952	458,679	461,631	—
Land and development	—	—	140	140	70,016	70,156	—
Consumer:
Home equity lines of credit	2,001	903	796	3,700	153,226	156,926	—
Home equity term loans	254	188	147	589	16,650	17,239	—
Residential real estate	4,183	670	3,719	8,572	268,421	276,993	—
Other	45	12	136	193	5,861	6,054	—

Total	$15,166	$2,067	$6,410	$23,643	$1,486,501	$1,510,144	$—

(8) Derivative Financial Instruments and Hedging Activities

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

The Company previously entered into interest rate swaps with a counterparty whereby the Company makes payments based on a fixed interest rate and receives payments from the counterparty based on a floating interest rate, both calculated based on the principal amount of the underlying subordinated note, without the exchange of the underlying principal. The Company no longer enters into these interest rate swap transactions, the last of which occurred in August 2007. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). The critical terms assessed by the Company for each hedge of subordinated notes include the notional amounts of the swap compared to the principal amount of the notes, expiration/maturity dates, benchmark interest rate, prepayment terms and cash payment dates. At March 31, 2015 and December 31, 2014, the total outstanding notional amount of these swaps was $8.1 million and $9.0 million, respectively. For each of these swap agreements, the floating rate is based on the one-month London Interbank Offered Rate (“LIBOR”) paid on the first day of the month which matches the interest payment date on each subordinated note. The expiration dates for these swap agreements range from April 1, 2015 to August 1, 2022 and are consistent with the underlying subordinated note maturities and the swaps had a fair value of $0 at inception. At hedge inception and on an ongoing basis, conditions supporting hedge effectiveness are evaluated. The Company believes that all conditions required in FASB ASC 815-20-25-104 have been met, as all terms of the subordinated note and the interest rate swap match. Because the Company’s evaluations have concluded that the critical terms of the subordinated notes and the interest rate swaps meet the criteria outlined in FASB ASC 815-20-25-104, the “short-cut” method of accounting is applied, which assumes there is no ineffectiveness of a hedging arrangement’s ability to hedge risk as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying subordinated notes, as described above. Because the hedging arrangement is considered perfectly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of March 31, 2015 and December 31, 2014.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at March 31, 2015 and December 31, 2014:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	March 31, 2015		December 31, 2014
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$8,072	$(659)	$8,937	$(765)

Summary of Interest Rate Swap Components

	March 31, 2015	December 31, 2014
Weighted average pay rate	7.21%	7.24%
Weighted average receive rate	2.05%	2.09%
Weighted average maturity in years	1.89	2.05

Customer Derivatives – Interest Rate Swaps. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $22 thousand in income and $38 thousand in expense resulting from fair value adjustments during the three months ended March 31, 2015 and 2014, respectively, which were included in other income in the unaudited condensed consolidated statements of operations.

	March 31, 2015		December 31, 2014
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$160,084	$11,106	$174,524	$12,294
Other liabilities	(160,084)	(11,209)	174,524	(12,419)

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at March 31, 2015 and December 31, 2014 was $24.6 million and $29.2 million, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $11.9 million and $13.2 million at March 31, 2015 and December 31, 2014, respectively.

(9) Deposits

Deposits consist of the following major classifications:

	March 31, 2015	December 31, 2014
Interest-bearing demand deposits	$812,838	$861,914
Non-interest-bearing demand deposits	501,557	548,064
Savings deposits	217,494	224,017
Time certificates under $100,000	213,379	231,111
Time certificates $100,000 or more	143,762	150,977
Brokered time deposits	70,526	75,821

Total	$1,959,556	$2,091,904

(10) Earnings (loss) Per Share

Basic earnings (loss) earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period.

Income Per Share Computation

	For the Three Months Ended March 31,
	2015	2014
Net income (loss)	$2,776	$(1,906)

Average common shares outstanding	18,616,537	17,348,169
Net effect of dilutive common stock equivalents	22,964	—

Adjusted average shares outstanding – dilutive	18,639,501	17,348,169

Basic income (loss) per share	$0.15	$(0.11)
Diluted income (loss) per share	$0.15	$(0.11)

(11) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $16.7 million and $17.5 million at March 31, 2015 and December 31, 2014, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of March 31, 2015, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at March 31, 2015 and December 31, 2014 was $770 thousand and $603 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Reserve for Residential Mortgage Loans Sold with Recourse

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. The Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of March 31, 2015 and December 31, 2014 was $741 thousand and $758 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

(12) Fair Value of Financial Instruments

The Company accounts for fair value measurement in accordance with FASB ASC 820, Fair Value Measurements and Disclosure. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. FASB ASC 820 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FASB ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and also clarifies the application of fair value measurement in a market that is not active.

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

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
March 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,501	$2,501	$—	$—
U.S. Government agency securities	4,879	—	4,879	—
U.S. Government agency mortgage-backed securities	248,604	—	248,604	—
Other mortgage-backed securities	237	—	237	—
State and municipal securities	30,951	—	30,951	—
Trust preferred securities	8,929	—	—	8,929
Collateralized loan obligations	69,406	—	69,406	—
Other securities	1,196	1,196	—	—
Hedged commercial loans	8,731	—	8,731	—
Interest rate swaps	11,106	—	11,106	—
Liabilities:
Fair value interest rate swaps	659	—	659	—
Interest rate swaps	11,209	—	11,209	—

December 31, 2014
Assets:
Investment securities available for sale:
U.S. Treasury securities	2,502	2,502	—	—
U.S. Government agency securities	4,786	—	4,786	—
U.S. Government agency mortgage-backed securities	265,156	—	265,156	—
Other mortgage-backed securities	265	—	265	—
State and municipal obligations	30,921	—	30,921	—
Trust preferred securities	9,410	—	—	9,410
Collateralized loan obligations	68,603	—	68,603	—
Other securities	12,855	12,855	—	—
Hedged commercial loans	9,726	—	9,726	—
Interest rate swaps	12,294	—	12,294	—
Liabilities:
Fair value interest rate swaps	765	—	765	—
Interest rate swaps	12,419	—	12,419	—

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

Fixed-rate agency mortgage-backed pools are valued based on spreads to actively traded To-Be-Announced and seasoned securities, the pricing of which is provided by inter-dealer brokers, broker dealers and other contributing firms active in trading the security class. Further delineation is made by weighted average coupon and weighted average maturity with spreads on individual securities relative to actively traded securities as determined and quality controlled using OAS valuations.

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

The cash flow model for the pooled issue owned by the Company at March 31, 2015 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 3.75% for the pooled security and 5.25% for the single issuer that is currently deferring interest payments. An increase or decrease of three percentage points in the discount rate on the pooled issue would result in a decrease of $1.8 million or an increase of $2.9 million in the security fair value, respectively. An increase or decrease of three percentage points in the discount on the single issuer would result in a decrease of $923 thousand or an increase of $1.6 million in the security fair value, respectively.

The following provides details of the Level 3 fair value measurement activity for the three months ended March 31, 2015 and 2014:

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Investment Securities

	For the Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$9,410	$7,967
Total gains, realized/unrealized:
Included in earnings	—	—
Included in accumulated other comprehensive income	(481)	649
Purchases	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers out of Level 3	—	—

Balance, end of period	$8,929	$8,616

There were no transfers between the three levels for the three months ended March 31, 2015 and 2014. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, Small Business Administration (“SBA”) servicing assets, restricted equity investments, goodwill, loans held-for-sale, and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At March 31, 2015 and 2014, these assets were valued in accordance with GAAP and, except for impaired loans, loans held-for-sale, and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820. The related changes in fair value for the three months ended March 31, 2015 and 2014 are as follows:

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets /
	Total	Level 1	Level 2	Level 3	Liabilities
March 31, 2015
Assets:
Impaired loans	$964	$—	$—	$964	$(628)
Loans held-for-sale, at lower of cost or market	3,542	—	3,542	—	(2,430)

March 31, 2014
Assets:
Impaired loans	$3,882	$—	$—	$3,882	$(997)
Real estate owned	376	—	—	376	(7)

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

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. There were no impaired loans with specific reserves at March 31, 2015. Impaired loans with an aggregate gross carrying amount of $25 thousand at March 31, 2014, included specific reserves in the allowance for loan losses of $16 thousand as the collateral underlying these loans had a fair value of $8 thousand. There were no charge-offs recorded on impaired loans with a specific reserve during the three months ended March 31, 2015, and 2014. Impaired loans held-for-investment with an aggregate carrying amount of $964 thousand and $3.9 million at March 31, 2015 and 2014, respectively, did not include specific reserves as the value of the underlying collateral was not below the carrying amount. However, these loans did include charge-offs of $628 thousand, of which $250 thousand related to loans that were fully charged off at March 31, 2015 and $578 thousand, of which $174 thousand related to loans which were fully charged off at March 31, 2014.

Loans held-for-sale, at lower of cost or market with an aggregate carrying amount of $3.5 million at March 31, 2015, included charge-offs of $2.4 million to reduce the balance of the loans to fair value. The fair value of these loans was determined through the use of broker quotes based on market data; therefore, this is a level 2 input.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned can also include bank properties transferred from operations. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the three months ended March 31, 2015 and 2014, the Company recorded a decrease in fair value on commercial properties of zero and $7 thousand, respectively. These adjustments were based upon unobservable inputs, and therefore categorized as Level 3 measurements.

The SBA servicing assets are reviewed for impairment in accordance with FASB ASC 860, Transfers and Servicing. Because loans are sold individually and not pooled, the Company does not stratify groups of loans based on risk characteristics for purposes of measuring impairment. The Company measures the SBA servicing assets by estimating the present value of expected future cash flows for each servicing asset, based on their unique characteristics and market-based prepayment assumptions. This is a Level 3 input. A valuation allowance is recorded for the amount by which the carrying amount of the servicing asset exceeds the calculated fair value. The Company had a valuation allowance of $177 thousand on its SBA servicing assets at March 31, 2015 and December 31, 2014.

In accordance with ASC 825-10-50-10, Fair Value of Financial Instruments, the Company is required to disclose the fair value of its financial instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale. Fair value is best determined using observable market prices; however, for many of the Company’s financial instruments, no quoted market prices are readily available. In instances where quoted market prices are not readily available, fair value is determined using cash flow models or other techniques appropriate for the particular instrument. These techniques involve some degree of judgment and, as a result, are not necessarily indicative of the amounts the Company would realize in a current market exchange. Utilizing different assumptions or estimation techniques may have a material effect on the estimated fair value.

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$33,009	$33,009	$43,491	$43,491
Interest-earning bank balances	355,012	355,012	505,885	505,885
Restricted cash	13,000	13,000	13,000	13,000
Investment securities available for sale	366,703	366,703	394,500	394,500
Investment securities held-to-maturity	475	485	489	501
Loans receivable, net	1,454,525	1,402,000	1,477,172	1,412,372
Loans held-for-sale, at lower of cost or market	4,766	4,766	4,083	4,083
Hedged commercial loans(1)	8,731	8,731	9,726	9,726
Branch assets held-for-sale	5,419	5,419	69,064	69,064
Restricted equity investments	14,905	14,905	14,961	14,961
Interest rate swaps	11,106	11,106	12,294	12,294

Liabilities:
Demand deposits	1,314,395	1,351,550	1,409,978	1,444,488
Savings deposits	217,494	226,665	224,017	232,572
Time deposits	427,667	428,041	457,909	458,233
Deposits held-for-sale	33,381	34,161	183,395	199,469
Securities sold under agreements to repurchase – customers	156	156	1,156	1,156
Advances from FHLBNY	60,743	61,852	60,787	60,935
Junior subordinated debentures	92,786	66,233	92,786	67,837
Fair value interest rate swaps	659	659	765	765
Interest rate swaps	11,209	11,209	12,419	12,419

(1)	Includes positive market value adjustment of $659 thousand and $765 thousand at March 31, 2015 and December 31, 2014, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

Loans receivable, net. The fair value of loans receivable is estimated using discounted cash flow analysis. Projected future cash flows are calculated using loan characteristics, and assumptions of voluntary and involuntary prepayment speeds. For performing loans, Level 2 inputs are utilized as the cash flow analysis is performed using available market data on the performance of similar loans. Projected cash flows are prepared using discount rates believed to represent current market rates. For non-performing loans, the cash flow assumptions are considered Level 3 inputs as market data is not readily available.

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

Branch assets held-for-sale. This category includes loans receivable and fixed assets, identified at certain branches for sale. As these assets are under agreement of sale at net book value, the carrying value is deemed to equal fair value. This is a level 2 fair value input.

Restricted equity securities. Ownership in equity securities of the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”), FHLBNY and Atlantic Central Bankers Bank is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value. The fair value is based on Level 2 inputs.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

(13) Regulatory Matters

The Company is subject to risk-based capital guidelines adopted by the FRB for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under the requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum capital thresholds are maintained. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets and certain off-balance sheet items as calculated under regulatory practices.

Prior to January 1, 2015, the OCC’s capital regulations required national banks to meet four minimum capital ratios: a 1.5% Tangible capital ratio, a 4.0% Tier 1 leverage capital ratio, a 4.0% Tier 1 risk-based capital ratio and a 8.0% Total risk-based capital ratio. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) the federal bank regulatory agencies issued the revised capital rules (the “Final Capital Rules”). The Final Capital Rules revised the quantity and quality of required minimum risk-based and leverage capital requirements applicable to the Bank, consistent with the Dodd-Frank Act and the Basel III capital standards. The Final Capital Rules revised the quantity and quality of capital required by (1) establishing a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) raising the minimum capital ratio from 4.0% to 6.0% of risk-weighted assets; (3) maintaining the minimum total capital ratio of 8.0% of risk-weighted assets; and (4) maintaining a minimum Tier 1 leverage capital ratio of 4.0%.

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

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of March 31, 2015 and December 31, 2014.

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015(2)
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$320,005	20.41%	$125,450	8.00%	N/A
Sun National Bank	288,613	18.44	125,199	8.00	$156,499	10.00%
Tier I common equity capital ratio (to risk-weighed assets):
Sun Bancorp, Inc.	210,378	13.42	70,566	4.50	N/A
Sun National Bank	269,025	17.19	70,424	4.50	101,724	6.50%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	262,977	16.77	94,087	6.00	N/A
Sun National Bank	269,025	17.19	93,899	6.00	125,199	8.00
Leverage capital:
Sun Bancorp, Inc.	262,977	10.26	102,530	4.00	N/A
Sun National Bank	269,025	10.51	102,395	4.00	127,994	5.00

December 31, 2014
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$317,945	19.25%	$132,147	8.00%	N/A
Sun National Bank	286,374	17.37	131,876	8.00	$164,844	10.00%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	276,349	16.73	66,073	4.00	N/A
Sun National Bank	265,728	16.12	65,938	4.00	98,907	6.00
Leverage capital:
Sun Bancorp, Inc.	276,349	10.06	109,894	4.00	N/A
Sun National Bank	265,728	9.68	109,760	4.00	137,200	5.00

(1)	Not applicable for bank holding companies.
(2)	The Basel III guidelines and the Dodd-Frank Act established a new minimum Tier 1 common equity risk-based capital ratio and revised the “Prompt Corrective Action” regulations, effective January 1, 2015.

The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to continue to maintain a Tier 1 Leverage Capital ratio at least equal to 8.50% of adjusted total assets, to continue to maintain Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At March 31, 2015, the Bank met all of the three capital ratios established by the OCC as its Leverage Capital ratio was 10.51%, its Tier 1 Capital ratio was 17.19%, and its Total Capital ratio was 18.44%.

On April 15, 2010, the Bank entered into a written agreement with the OCC (the “OCC Agreement”) which required the Bank to develop and implement a profitability and capital plan which provides for the maintenance of adequate capital to support the Bank’s risk profile. The capital plan contains a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC. During the second quarter of 2010, the Company delivered its profit and capital plans to the OCC. Updated profit and capital plans were subsequently submitted to the OCC as required.

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter of 2010, the Bank revised and implemented changes to policies and procedures pursuant to the OCC Agreement. The Bank initially agreed that its brokered deposits would not exceed 3.5% of its total liabilities unless approved by the OCC. However, effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. As of March 31, 2015, the Bank’s brokered deposits represented 3.2% of its total liabilities.

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

At March 31, 2015 and December 31, 2014, although the Bank exceeded the regulatory minimum ratios for classification as “well capitalized,” due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.”

In August 2014, the Company raised approximately $20 million in equity through a privately negotiated sale of its common stock to several institutions and private investors. The Company issued a total of 1,133,144 shares of common stock in this transaction at a price per share of $17.65.

The Bank is subject to various regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to our net loss position over the last two years, any proposed dividends from the Bank to the Company will be subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. Further, pursuant to the terms of the OCC Agreement, the Bank may not pay dividends if it is not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval. The Bank did not seek OCC approval to pay a dividend in the first quarter of 2015.

FDIC assessment expense of $870 thousand and $1.0 million was recognized during the three months ended March 31, 2015 and 2014, respectively.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2015, $52.6 million of a total of $90.0 million in capital securities qualified as Tier 1 with $37.4 million qualifying as Tier 2.

On December 10, 2013, the FRB, the OCC, the FDIC, the Commodity Futures Trading Commission (the “CFTC”) and the SEC issued final rules to implement the Volcker Rule contained in Section 619 of the Dodd-Frank Act. While the Dodd-Frank Act provided that banks and bank holding companies were required to conform their activities and investments by July 21, 2014, in connection with issuing the final Volcker Rule, the FRB extended the conformance period until July 21, 2015. The FRB is permitted, by rule or order, to extend the conformance period for one year at a time, for a total of not more than 3 years. On December 18, 2014, the FRB issued an order that further extends until July 21, 2016 the conformance period under the Volcker Rule. The FRB stated in the order that it intends to exercise its authority against next year and grant the final one-year extension in order to permit banks and bank holding companies until July 21, 2017 to conform to the requirements of the Volcker Rule.

The final Volcker Rule regulations do provide certain exemptions allowing banking entities to continue underwriting, market-making and hedging activities and trading certain government obligations, as well as various exemptions and exclusions from the definition of “covered funds.” The level of required compliance activity depends on the size of the banking entity and the extent of its trading.

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At March 31, 2015, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $5.9 million. This pool was included in the list of non-exclusive issuers that meet requirements of the interim final rule release by the agencies and therefore was not required to be sold by the Company.

At March 31, 2015, the Company had 12 collateralized loan obligation securities with an amortized cost of $69.9 million and an estimated fair value of $69.4 million. These securities are subject to the provisions of the Volcker Rule. As a result, the Company will likely be required to divest these investments unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding a delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. The Company cannot give assurances that the legislation will or will not be enacted. However, based on the Company’s communication with its investment advisors, in the event that the proposed legislation is not enacted, the Company believes these investments can be modified to avoid a required divestiture under the Volcker Rule.

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

Actual future results may differ materially from our forward-looking statements, and we qualify all forward-looking statements by various risks and uncertainties we face, some of which are beyond our control, as well as the assumptions underlying the statements, including, among others, the following factors:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	market volatility;

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs;

•	the overall quality of the composition of our loan and securities portfolios;

•	the market for criticized and classified assets that we may sell;

•	legislative and regulatory changes, including the Dodd-Frank Act and impending regulations, changes in banking, securities and tax laws and regulations and their application by our regulators and changes in the scope and cost of FDIC insurance and other coverages;

•	the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the FRB;

•	inflation, interest rate, market and monetary fluctuations;

•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;

•	the effect of and our compliance with the terms of the OCC Agreement and the Federal Reserve Bank requirements as well as compliance with the individual minimum capital ratios established for the Bank by the OCC;

•	the results of examinations of us by the Federal Reserve Bank and of the Bank by the OCC, including the possibility that the OCC may, among other things, require the Bank to increase its allowance for loan losses or to write-down assets;

•	our ability to control operating costs and expenses;

•	our ability to manage delinquency rates;

•	our ability to retain key members of our senior management team;

•	the costs of litigation, including settlements and judgments;

•	the increased competitive pressures among financial services companies;

•	the timely development of and acceptance of new products and services and the perceived overall value of these products and services by businesses and consumers, including the features, pricing and quality compared to our competitors’ products and services;

•	technological changes;

•	acquisitions;

•	changes in consumer and business spending, borrowing and saving habits and demand for financial services in our market area;

•	adverse changes in securities markets;

•	the inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Financial Accounting Standards Board;

•	the potential impact on the Company’s operations and customers resulting from natural or man-made disasters, war, terrorist activities or cyber attacks;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere herein or in the documents incorporated by reference herein and our other filings with the SEC; and

•	our success at managing the risks involved in the foregoing.

Some of these and other factors are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under “Item 1A Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as such sections may be amended or supplemented herein or in other filings pursuant to the Exchange Act. The development of any or all of these factors could have an adverse impact on our financial position and results of operations.

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

Tax Equivalent Net Interest Income:

This Quarterly Report on Form 10-Q references tax-equivalent interest income. Tax-equivalent interest income is a non-GAAP financial measure. Tax-equivalent interest income assumes a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended March 31, 2015 and 2014 were $165 thousand and $166 thousand, respectively. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. The following table provides a reconciliation of tax equivalent net interest income to GAAP net interest income using a 35% tax rate:

For the Three Months Ended:

March 31,	2015	2014
Net interest income, as presented	$15,191	$21,392
Effect of tax-exempt income	165	166

Net interest income, tax equivalent	$15,356	$21,558

Core Deposits:

Core deposits are calculated by excluding time deposits and brokered deposits from total deposits. The following table provides a reconciliation of core deposits to GAAP total deposits at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Total deposits	$1,959,556	$2,091,904
Less: Time deposits	357,141	382,088
Less: Brokered deposits	70,526	75,821

Core deposits	$1,531,889	$1,633,995

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in the tables are in thousands)

General Overview

The Company is a bank holding company with headquarters in Mount Laurel, New Jersey. The Bank is the Company’s principal subsidiary. Through the Bank, the Company provides community banking services. At March 31, 2015, the Company had total assets of $2.44 billion, total liabilities of $2.19 billion and total shareholders’ equity of $249.2 million. The Company reported net income available to common shareholders of $2.8 million, or $0.15 per diluted share, for the three months ended March 31, 2015.

The Company is continuing to implement a comprehensive strategic restructuring plan to refocus on serving commercial borrowers in the communities in which the Bank operates. On June 30, 2014, the Board of Directors of the Company and the Bank approved the plan, which includes, among other things, the Bank exiting Sun Home Loans, its residential mortgage banking origination business, exiting its healthcare and asset-based lending businesses, the sale of seven branch locations in the Cape May County area to Sturdy Savings Bank, significant classified asset and operating expense reductions and the declaration of a 1-for-5 reverse stock split which was effective August 11, 2014. The Company also announced the consolidation of three additional branch offices, which were completed during the fourth quarter of 2014. A total of four branches were closed during 2014. During the second quarter of 2014, the Company recorded approximately $20 million in one-time charges relating to restructuring initiatives, which primarily included approximately $16 million in losses on commercial and consumer loan sales and approximately $3 million of severance related costs. During the second half of 2014, the Company experienced reduced levels of non-interest expense as a result of the implementation of the restructuring plan and reduced non-interest income as a result of the exit from Sun Home Loans. During the three months ending March 31, 2015, the Company completed the sale of the Cape May County branches, which resulted in a net gain on sale of $9.2 million. In addition, the Company announced the consolidation of nine additional branches and the pending sale of another branch which resulted in combined restructuring charges of $3.3 million in the three months ending March 31, 2015.

The Company provides an array of community banking services to consumers, small businesses and mid-size companies. The Company’s lending services to businesses include term loans and lines of credit and commercial mortgages. The Company is a Preferred Lender with both the SBA and the New Jersey Economic Development Authority. The Company’s commercial deposit services include business checking and money market accounts and cash management solutions such as online banking, electronic bill payment and wire transfer services, lockbox services, remote deposit and controlled disbursement services. The Company’s consumer deposit services include checking accounts, savings accounts, money market accounts, certificates of deposit and individual retirement accounts. The Company’s lending services to consumers consist primarily of lines of credit for overdraft sweeps. In addition, the Company, through its wealth management subsidiary, Sun Financial Services L.L.C., offers client access to mutual funds, securities brokerage, annuities and investment advisory services. During 2014 and in prior years, the Company offered residential mortgage loans but completed its exit from this business in the second half of 2014. Additionally, the Company has ceased its offering of home equity term loans, home equity lines of credit and installment loans.

The Company funds its lending activities primarily through retail and brokered deposits, the scheduled maturities of its investment portfolio and other wholesale funding sources. As a financial institution with a primary focus on traditional banking activities, the Company generates the majority of its revenue through net interest income, which is defined as the difference between interest income earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon the Company’s ability to prudently manage the balance sheet for growth, combined with how successfully it maintains or increases net interest margin, which is net interest income as a percentage of average interest-earning assets. The Company generates additional revenue through fees earned on the various services and products offered to its customers. Offsetting these revenue sources are provisions for credit losses on loans, operating expenses and income taxes.

On July 2, 2014 the Company entered into the Purchase Agreement with Sturdy Savings Bank, pursuant to which the Bank agreed to sell certain assets and assume certain liabilities relating to seven branch offices in and around Cape May County, New Jersey. The Purchase Agreement provided for a purchase price equal to the sum of a deposit premium of 8.765% of the average daily closing balance of deposits for the 31 days prior to the closing date, the carrying value of loans identified and approved by both parties, the aggregate amount of cash on hand and accrued interest on the loans acquired. The sale was completed on March 6, 2015. The Company sold $153.3 million of deposits, $63.8 million of loans, $4.0 million of fixed assets and $897 thousand of cash. The transaction resulted in a net cash payment of approximately $71.5 by the Company to Sturdy Savings Bank. After transaction costs, the sale resulted in a net gain of $9.2 million in the three months ended March 31, 2015 recorded in gain on sale of bank branches in the unaudited condensed consolidated statements of operations.

On March 26, 2015, the Company entered into the Hammonton Agreement with Cape Bancorp., Inc., pursuant to which the Bank agreed to sell certain assets and certain liabilities relating to one branch office in Hammonton, New Jersey. The Hammonton Agreement contains certain customary representations, warranties, indemnities and covenants of the parties, and is subject to termination in certain circumstances. The transaction is expected to be completed during the third quarter of 2015, subject to Cape Bancorp’s receipt of regulatory approvals as well as customary closing conditions.

At March 31, 2015, the Company had approximately $4.9 million of loans in branch assets held-for-sale and $33.4 million in deposits held-for-sale on the unaudited condensed consolidated statements of financial condition.

The economy was sluggish in the first quarter of 2015. Although interest rates have begun to rise slightly, they remained near historical lows. The unemployment rate in the U.S. declined to 5.5% in March 2015 from 5.6% in December 2014. Based upon initial estimates, the U.S. gross domestic product for the first quarter of 2015 increased at an annual rate of 0.2% as compared to a 2.2% increase in the fourth quarter of 2014. The reduced growth in the first quarter of 2015 was mainly driven by slowing growth in personal consumption expenditures and private inventory investment, but declines in most other metrics. At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank, growth in business activity continued in the first quarter of 2015. Additionally, employment growth was strong with future employment opportunities appearing equally as strong. In Northern New Jersey, business activity is expected to continue to increase at a modest pace. Overall, New Jersey’s unemployment rate remains one of the highest in the U.S. but has declined in the past year to 6.5% as of March 2015 from 6.8% as of March 2014.

At its latest meeting in April 2015, the Federal Open Market Committee (the “FOMC”) kept the Federal Funds target rate at zero to 0.25% in an effort to help stimulate economic growth. Although FRB officials are suggesting there will be a rate increase, the timing will be based on the pace of economic recovery. The FOMC noted that, despite the economic slowdown in the first quarter of 2015, it anticipates growth to rebound up to a moderate pace as the first quarter was negatively impacted by weather conditions and other seasonal issues. The FOMC reiterated that it will raise interest rates with further labor market improvement and is reasonably confident that inflation will return to 2% over the medium term. Unemployment estimates were reduced to 5.0% to 5.2% in the long-term. Additionally, the FOMC is maintaining its existing policy regarding reinvestment of mortgage backed securities and treasury cash flows to sustain its accommodative posture.

Although moderately improving, the economy is still experiencing uncertainty in certain sectors, and, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three months ended March 31, 2015.

Critical Accounting Policies, Judgments and Estimates

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the Company’s 2014 Form 10-K and in Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this report. The discussion and analysis of the financial condition and results of operations are based on the unaudited condensed consolidated financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, goodwill, intangible assets, income taxes and the fair value of financial instruments. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Management monitors its allowance for loan losses on a monthly basis and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors warrant. The Company’s allowance for loan losses methodology considers a number of quantitative and qualitative factors. The review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss and recovery experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

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

Although the Company maintains its allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in its loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, the current state of the national economy and local economies of the areas in which the loans are concentrated and their slow recovery from a severe recession could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, the Company’s determination as to the amount of its allowance for loan losses is subject to review by the Bank’s primary regulator, the OCC, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of management after a review of the information available at the time of the OCC examination.

Accounting for Income Taxes. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. (“FASB ASC 740”). FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities and of its gross deferred tax assets. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the unaudited condensed consolidated statements of operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FASB ASC 740.

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

Financial Condition

Total assets declined to $2.44 billion at March 31, 2015 as compared to $2.72 billion at December 31, 2014 due to a corresponding decrease in loans receivable. As a part of the Company’s overall strategy, over the past year, the Company has proactively identified several commercial loan relationships with elevated risk levels and exited these relationships at par value. This has contributed to the overall reduction in outstanding loans since the prior year and significantly reduced the amount of risk associated with the Company’s commercial loan portfolio. Loans receivable, net of allowance for loan losses, decreased $23.6 million to $1.46 billion at March 31, 2015 as compared to $1.49 billion at December 31, 2014 due to a decrease of $10.1 million in commercial loans, which was primarily due to paydowns partially offset by new loan production and a $50.6 million multi-family loan participation. Additionally, home equity loans decreased $11.1 million, due to paydowns and transfers to held-for-sale at lower of cost or market. Commercial loan production increased in the first quarter of 2015 as the new commercial lending platform has been fully implemented. Cash and cash equivalents decreased by $160.3 million due to the sale of seven branches to Sturdy Savings Bank during the quarter ending March 31, 2015 as well as managed deposit run-off.

Total liabilities decreased $282.9 million, or 11.5%, to $2.19 billion at March 31, 2015, compared to $2.47 billion at December 31, 2014. The decrease in total liabilities is attributable to a decrease of $132.3 million in total deposits due to managed run-off. Deposits held-for-sale declined by $150.0 million due to the removal of $183.4 million of deposits held-for-sale in connection with the completed sale of branches to Sturdy Savings Bank, partially offset by the $33.4 million of deposits transferred to deposits held-for-sale associated with the pending Hammonton branch sale during the three months ended March 31, 2015. The Company has proactively been reducing its deposit balances, specifically public fund deposits to reduce higher yielding deposit balances in a period of excess liquidity.

Shareholders’ equity increased $3.9 million to $249.2 million at March 31, 2015, as compared to $245.3 million at December 31, 2014 primarily due to net income of $2.8 million and an increase of $791 thousand in unrealized gains on investment securities.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at March 31, 2015 and December 31, 2014.

Table 1: Summary of Non-performing Assets and TDRs

	March 31, 2015	December 31, 2014
Non-performing assets:
Non-accrual loans held-for-investment	$4,611	$10,729
Non-accrual loans held-for-sale	4,766	4,083
Troubled debt restructuring, non-accruing	854	318
Loans past due 90 days and accruing	—	—
Real estate owned, net	468	522

Total non-performing assets	$10,699	$15,652

The Company’s allowance for loan losses decreased to $20.9 million, or 1.41% of gross loans held-for-investment, at March 31, 2015 from $23.2 million, or 1.54% of gross loans held-for-investment, at December 31, 2014. The decrease in reserve balances is due to net charge-offs of $2.3 million recorded during the three months ended March 31, 2015. The charge-offs were primarily driven by transfers of mostly problem loans identified to be transferred to held-for-sale, which occurred during the quarter ended March 31, 2015. There was no provision expense recorded during the three months ended March 31, 2015 and 2014 due to significant improvement in credit metrics. Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place to absorb losses inherent in the loan portfolio.

Total non-performing loans held-for-investment decreased $5.5 million to $5.5 million at March 31, 2015 from $11.0 million at December 31, 2014. Total non-accruing TDRs at March 31, 2015 were $854 thousand, an increase of $536 thousand from December 31, 2014. This decrease was due primarily to the sale of non-performing consumer loans during the three months ending March 31, 2015.

Real estate owned, net decreased $54 thousand to $468 thousand at March 31, 2015 as compared to $522 thousand at December 31, 2014. During the three months ended March 31, 2015, the Company did not transfer any balances from loans into real estate owned. There was one residential property with a total carrying amount of $54 thousand that was donated to a charity resulting in a full loss of $54 thousand. At March 31, 2015, the Company had two properties in the real estate owned portfolio.

Investment securities available for sale decreased $27.8 million, or 7.0%, from $394.5 million at December 31, 2014 to $366.7 million at March 31, 2015 due primarily to principal paydowns. Investment securities held to maturity decreased $14 thousand, or 2.9%, from $489 thousand at December 31, 2014 to $475 thousand at March 31, 2015.

Other assets decreased $484 thousand, or 2.4%, to $20.0 million at March 31, 2015 from $20.5 million at December 31, 2014. This decrease was primarily the result of paydowns on swap transactions recorded during the three months ended March 31, 2015. For more information on the Company’s financial derivative instruments, see Note 8 of the notes to unaudited condensed consolidated financial statements.

Total borrowings, excluding debentures held by trusts, decreased $1.1 million from $69.0 million at December 31, 2014 to $67.9 million at March 31, 2015.

The net deferred tax liability increased $830 thousand from December 31, 2014 to a net deferred tax liability of $2.3 million at March 31, 2015. This increase was due primarily to a corresponding increase in unrealized gains on investment securities available-for-sale. The Company maintains a valuation allowance of $133.1 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company and it is more likely than not that the full deferred tax asset will not be realized.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

Overview. The Company’s net income available to shareholders for the three months ended March 31, 2015 was $2.8 million, or $0.15 per diluted share, compared to net loss of $1.9 million, or a loss of $0.11 per diluted share, for the same period in 2014. The Company’s results in the first quarter of 2015 reflect its execution on the restructuring plan announced in July 2014, including substantial improvements in asset quality, expense management and branch rationalization. During the three months ended March 31, 2015, the Company recorded a gain of $9.2 million on the sale of seven branch locations to Sturdy Savings Bank. This was partially offset by charges of $3.3 million recorded for the announced consolidation of nine branches. There was no provision for loan losses during the three months ended March 31, 2015 and 2014. During the three months ended March 31, 2015 and 2014, the Company recorded mortgage banking revenue of zero and $635 thousand, respectively. This decrease was due to the Company’s strategic decision to exit the mortgage banking business in 2014.

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

Net interest income, on a tax-equivalent basis, decreased $6.2 million to $15.4 million for the three months ended March 31, 2015, from $21.6 million for the same period in 2014. The decrease in net interest income in primarily due to a corresponding decline in average commercial loan balances.

Tax equivalent interest income decreased $7.0 million, or 28.2%, from $24.9 million for the three months ended March 31, 2014, to $17.8 million for the three months ended March 31, 2015 primarily due to a decrease in average commercial loans. Average total loans receivable decreased $606.0 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 and the yield on total loans decreased 14 basis points during the same time period which resulted in a decrease in interest income on loans of $6.8 million. Interest income from investments decreased $434 thousand which was primarily due to a decrease in average balances of $65.1 million from the three months ended March 31, 2014. Significant pressures on loan yields continued through the first quarter of 2015 due to the competitive lending environment and the Bank’s strategic decision to maintain a very selective approach to new loan relationships.

Interest expense decreased $780 thousand, or 24.0%, for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease was primarily due to a decline in interest-bearing liabilities, primarily reflecting declines in interest-bearing demand deposits and time deposits. The declines in interest-bearing demand deposit and time deposits reflect the branch sale completed in March 2015 as well as a managed reduction in deposit balances. The average interest-bearing deposits decreased $423 million for the three months ended March 31, 2015 to $1.60 billion, from $2.02 million at March 31, 2014. The Company continued to lower interest rates on its deposit products during the first quarter of 2015 to remain consistent with market rates.

The interest rate spread and net interest margin for the three months ended March 31, 2015 were 2.42% and 2.57%, respectively, compared to 2.95% and 3.07%, respectively, for the same period in 2014. The decline in yield is primarily due to the decrease in the average balance of the commercial loans receivable and a decrease in the average yield earned on commercial loans receivable. The margin decrease is due primarily to the decline in the yield on interest-earning assets of 56 basis points, which was partially offset by a decline of three basis points in costs of interest-bearing liabilities.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended March 31, 2015 and 2014. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$1,051,610	$10,803	4.11%	$1,560,442	$16,349	4.19%
Home equity	183,753	1,848	4.02	211,915	2,119	4.00
Residential real estate	284,197	2,399	3.38	331,433	2,958	3.57
Other	3,233	47	5.82	25,014	423	6.75

Total loans receivable	1,522,793	15,097	3.97	2,128,804	21,849	4.11
Investment securities(3)	392,642	2,430	2.48	457,737	2,818	2.50
Interest-earning bank balances	474,991	297	0.25	220,113	139	0.25

Total interest-earning assets	2,390,426	17,824	2.98	2,806,654	24,806	3.54

Non-interest earning assets:
Cash and due from banks	33,718			41,342
Restricted Cash	13,000			26,000
Bank properties and equipment, net	42,638			48,605
Goodwill and intangible assets, net	38,188			38,852
Other assets	82,261			87,868

Total non-interest-earning assets	209,805			242,667

Total assets	$2,600,231			$3,049,321

Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$894,851	$406	0.18%	$1,149,460	808	0.28%
Savings deposits	239,452	127	0.21	267,305	180	0.27
Time deposits	468,046	973	0.83	608,217	1,293	0.85

Total interest-bearing deposit accounts	1,602,349	1,506	0.38	2,024,982	2,281	0.45

Short-term borrowings:
Securities sold under agreements to repurchase – customers	175	—	—	404	—	—
Long-term borrowings:
FHLBNY advances(4)	60,758	310	2.04	60,929	313	2.05
Obligations under capital lease	6,994	120	6.86	7,293	123	6.75
Junior subordinated debentures	92,786	533	2.30	92,786	531	2.29

Total borrowings	160,713	963	2.40	161,412	967	2.40

Total interest-bearing liabilities	1,763,062	2,469	0.56	2,186,394	3,248	0.59

Non-interest bearing liabilities:
Non-interest-bearing demand deposits	559,793			559,606
Other liabilities	27,406			52,375

Total non-interest bearing liabilities	587,199			611,981

Total liabilities	2,350,261			2,798,375
Shareholders’ equity	249,970			250,946

Total liabilities and shareholders’ equity	$2,600,231			$3,049,321

Net interest income		$15,355			$21,558

Interest rate spread(5)			2.42%			2.95%

Net interest margin(6)			2.57%			3.07%

Ratio of average interest-earning assets to average interest-bearing liabilities			136%			128%

(1)	Average balances include non-accrual loans, loans held-for-sale, branch assets held-for-sale and deposits held-for-sale.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.

(3)	Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended March 31, 2015 and 2014 were $164 thousand and $166 thousand, respectively.
(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended March 31, 2015 vs. 2014
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(5,239)	$(307)	$(5,546)
Home equity lines of credit	(281)	10	(271)
Residential real estate	(407)	(152)	(559)
Other	(325)	(51)	(376)

Total loans receivable	(6,251)	(500)	(6,751)
Investment securities	(367)	(21)	(388)
Interest-earning deposits with banks	158	—	158

Total interest-earning assets	(6,461)	(521)	(6,982)

Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(154)	(248)	(402)
Savings deposits	(17)	(36)	(53)
Time deposits	(290)	(30)	(320)

Total interest-bearing deposit accounts	(461)	(314)	(775)

Short-term borrowings:
Securities sold under agreements to repurchase – customers	—	—	—
Long-term borrowings:
FHLBNY advances(2)	(1)	(2)	(3)
Obligations under capital lease	(5)	2	(3)
Junior subordinated debentures	—	2	2

Total borrowings	(6)	2	(4)

Total interest-bearing liabilities	(467)	(313)	(779)

Net change in net interest income	$(5,994)	$(209)	$(6,203)

(1)	For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.
(2)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.

Provision for Loan Losses. The Company recorded no provision for loan losses during the three months ended March 31, 2015 and 2014. Total non-performing loans held-for-investment decreased $24.9 million from $29.4 million at March 31, 2014 to $4.5 million at March 31, 2015. The ratio of allowance for loan losses to gross loans held-for-investment was 1.41% at March 31, 2015, as compared to 1.62% at March 31, 2014. Net charge-offs for the three months ended March 31, 2015 were $2.3 million as compared to net charge offs of $1.8 million during the same period in 2014. See “Financial Condition” above.

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

Non-Interest Income. Non-interest income increased $8.1 million to $13.1 million for the three months ended March 31, 2015, as compared to $4.9 million for the same period in 2014. This increase was primarily attributable to the gain recognized on the sale of certain branches to Sturdy Savings Bank.

Non-Interest Expense. Non-interest expense decreased $2.7 million to $25.2 million for the three months ended March 31, 2015 as compared to $27.9 million for the same period in 2014. This decrease was primarily due to decreases in salaries and employee benefits expense of $3.2 million, other expense of $1.2 million, and professional fees of $650 thousand, net of increases in equipment expense of $1.8 million, and occupancy expense of $701 thousand. The decreases in salaries and employee benefits expense were due to reduced head count as a result of the comprehensive restructuring plan initiated in the quarter ending June 30, 2014. The increase in equipment expense was attributable to fixed asset impairments of $2.1 million recorded in connection with branch consolidations that were announced in the three months ended March 31, 2015. Occupancy expense increased as a result of the lease vacancy charges of $1.1 million recorded in the three months ended March 31, 2015 due to these pending consolidations.

Income Tax Expense. Income tax expense decreased $75 thousand for the three months ended March 31, 2015 from $359 thousand for the three months ended March 31, 2014. The tax expense in the first quarter of 2015 relates to the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets which was first recorded in the first quarter of 2013. The income tax expense will decline as individual intangible assets are fully amortized for tax purposes. As the Company remained in a cumulative loss position at March 31, 2015, a full deferred tax valuation allowance is still considered appropriate.

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

The major source of the Company’s funding on a consolidated basis is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained in a variety of wholesale funding sources as well, including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other securities and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. During the first quarter of 2015, the Company continued to lower deposit rates to align itself with the market and continued to manage its excess cash position while undergoing the restructuring.

Core deposits, which exclude all certificates of deposit, decreased by $102.1 million to $1.53 billion, or 78.2% of total deposits, at March 31, 2015, as compared to $1.63 billion, or 78.1% of total deposits, at December 31, 2014. This decrease occurred due to managed deposit reductions. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $123.9 million, of which none was utilized as of March 31, 2015, and the FHLBNY of approximately $160.4 million, of which $60.7 million was utilized as of March 31, 2015. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $35.0 million, of which none were utilized as of March 31, 2015. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of March 31, 2015, the Company had a par value of $249.9 million and $143.3 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company’s primary uses of funds are loan originations, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending March 31, 2015 totaled $298.9 million, or approximately 69.9% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs. At March 31, 2015, the Company had $355.0 million of cash held at the FRB. It is anticipated that these excess funds will be strategically deployed in 2015.

On April 15, 2010, the Bank entered into the OCC Agreement which required the Bank to develop and implement a profitability and capital plan which provides for the maintenance of adequate capital to support the Bank’s risk profile. The principal components of the capital plan are to generate additional capital through retained earnings from internal growth, access the capital markets for external sources of capital, such as common equity, when necessary or appropriate, redeem existing capital instruments and refinance such instruments at lower rates when conditions permit, and maintain sufficient capital for safe and sound operations. The Company continues to assess its plan for contingency capital needs, and when appropriate, the Company’s Board of Directors may consider various capital raising alternatives. As part of its assessment, the Company performs stress tests on select balance sheet components, deemed to have inherent risk given relevant economic and regulatory conditions, in an effort to gauge potential exposure on its capital position. The capital plan also contains a dividend policy allowing dividends only if the Bank is in compliance with the capital plan, and obtains prior approval from the OCC. In addition, the Company is required to seek the prior approval of the Federal Reserve Bank before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures, declaring or paying cash dividends or taking dividends from the Bank, repurchasing outstanding stock or incurring indebtedness.

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits would not exceed 6.0% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At March 31, 2015, the Bank’s brokered deposits represented 3.2% of its total liabilities.

Management is working towards taking all of the necessary actions for the Bank to become fully compliant with all requirements of the OCC Agreement.

The OCC also imposed an individual minimum capital requirement on the Bank. An individual minimum capital requirement requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be “well capitalized.” In accordance with the individual minimum capital requirement, the Bank is required to maintain a Leverage Capital ratio at least equal to 8.50% of adjusted total assets, a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At March 31, 2015, the Bank exceeded all of the three capital ratio requirements established by the OCC as its Leverage Capital ratio was 10.51%, its Tier 1 Capital ratio was 17.19%, and its Total Capital ratio was 18.44%.

Final Capital Rules

Pursuant to the Dodd-Frank Act, the federal bank regulatory agencies issued the Final Capital Rules that subject many national banks and their holding companies, including the Bank and the Company, to consolidated capital requirements. The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements applicable to the Bank, consistent with the Dodd-Frank Act and the Basel III capital standards. The Final Capital Rules revised the quantity and quality of capital required by (1) establishing a new minimum common equity Tier 1 ratio of 4.5% of risk-weighted assets; (2) raising the minimum capital ratio from 4.0% to 6.0% of risk-weighted assets; (3) maintaining the minimum total capital ratio of 8.0% of risk-weighted assets; and (4) maintaining a minimum Tier 1 leverage capital ratio of 4.0%.

Furthermore, the Final Capital Rules added a requirement for a minimum common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, or the Conservation Buffer, to be phased in incrementally between 2016 and 2019, to be applied to the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the total capital ratio. The rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum Conservation Buffer is not met. The rules also revise the calculation of risk-weighted assets to enhance their risk sensitivity and phase out trust preferred securities and cumulative perpetual preferred stock as Tier 1 capital. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets became effective for the Company and the Bank on January 1, 2015.

The chart below sets forth the new regulatory capital levels including the Conservation Buffer, during the applicable transition period:

	Regulatory Capital Levels
	January 1, 2015	January 1, 2016	January 1, 2017	January 1, 2018	January 1, 2019
Tier 1 common equity risk-based capital ratio	4.5%	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.0%	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.0%	8.625%	9.25%	9.875%	10.5%

At March 31, 2015, the Bank exceeded all regulatory capital requirements and is in compliance with our capital plan. The Bank’s Tier 1 risk-based capital ratio, Tier 1 common equity capital risk-based capital ratio, Tier 1 risk-based capital ratio and leverage capital ratio were 18.44%, 17.19%, 17.19% and 10.51%, respectively. The Company’s Tier 1 risk-based capital ratio, Tier 1 common equity capital risk-based capital ratio, Tier 1 risk-based capital ratio and leverage capital ratio were 20.43%, 13.43%, 16.79% and 10.26%, respectively.

The Final Capital Rules also revised the “Prompt Corrective Action” regulations of FDICIA. Prior to January 1, 2015, a bank was considered “well capitalized” if its ratio of total capital to risk-weighted assets was at least 10%, its ratio of Tier 1 (core) capital to risk-weighted assets was at least 6%, its ratio of core capital to total assets was at least 5%, and it was not subject to any order or directive by the OCC to meet a specific capital level. As of March 31, 2015, the Bank was within the required ratios for classification as “well capitalized,” although due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.” Under the Final Capital Rules, effective January 1, 2015, to be well capitalized, a national bank must maintain a Total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater and a Tier 1 leverage capital ratio of 5.0% or greater and not be subject to any order or directive by the OCC to meet a specific capital level.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of March 31, 2015:

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015(2)
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$320,005	20.41%	$125,450	8.00%	N/A
Sun National Bank	288,613	18.44	125,199	8.00	$156,499	10.00%
Tier I common equity capital ratio (to risk-weighted assets):
Sun Bancorp, Inc.	210,378	13.43	70,566	4.50	N/A
Sun National Bank	269,025	17.19	70,424	4.50	101,724	6.50%
Tier I capital (to risk-weighted assets):
Sun Bancorp, Inc.	262,977	16.79	94,087	6.00	N/A
Sun National Bank	269,025	17.19	93,899	6.00	125,199	8.00
Leverage capital:
Sun Bancorp, Inc.	262,977	10.26	102,530	4.00	N/A
Sun National Bank	269,025	10.51	102,395	4.00	127,994	5.00

(1)	Not applicable for bank holding companies.

(2)	The Basel III guidelines and the Dodd-Frank Act established a new minimum Tier 1 common equity risk-based capital ratio and revised the “Prompt Corrective Action” regulations, effective January 1, 2015.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25%

of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2015, $52.6 million of a total of $90.0 million in capital securities qualified as Tier 1 with $37.4 million qualifying as Tier 2.

Dividend Restrictions

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained net income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to our net loss position over the last two years, any proposed dividends from the Bank to the Company will be subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under FDICIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. Further, pursuant to the terms of the OCC Agreement, the Bank may not pay dividends if it is not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval. The Bank did not seek OCC approval to pay a dividend in 2014 or the first quarter of 2015.

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

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At March 31, 2015, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $5.9 million. This pool was included in the list of non-exclusive issuers that meet the requirements of the interim final rule released by the agencies and therefore was not required to be sold by the Company.

At March 31, 2015, the Bank had 12 collateralized loan obligation securities with an amortized cost of $69.9 million and an estimated fair value of $69.4 million. These securities are subject to the provisions of the Volcker Rule. As a result, the Company will likely be required to divest these investments unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding the delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. The Company cannot give assurances that the legislation will or will not be enacted. However, based on the Company’s communications with its investment advisors, in the event that the proposed legislation is not enacted, the Company believes these investments can be modified to avoid a required divestiture under the Volcker Rule.

At March 31, 2015, the Bank had one non-rated single issuer security with an amortized cost of $3.2 million and an estimated fair value of $3.1 million. This security is not subject to the provisions of the Volcker Rule.

See Note 13 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at March 31, 2015 was $16.7 million and the portion of the exposure not covered by collateral was approximately $325 thousand. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at March 31, 2015 and December 31, 2014 was $770 thousand and $603 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. As of March 31, 2015, the Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 460, Guarantees. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of March 31, 2015 and December 31, 2014 was $741 thousand and $758 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

Interest rate, credit and operational risks are among the most significant market risks impacting the performance of the Company. The Company and the Bank have an Asset Liability Committee (“ALCO”), composed of senior management representatives from a variety of areas within the Company. The Company and the Bank also have an ALCO composed of members of the Company’s Board of Directors. ALCO devises strategies and tactics to maintain the net interest income of the Company within acceptable ranges over a variety of interest rate scenarios. Should the Company’s risk modeling indicate an undesired exposure to changes in interest rates, there are a number of remedial options available including changing the investment portfolio characteristics, and changing loan and deposit pricing strategies. Two of the tools used in monitoring the Company’s sensitivity to interest rate changes are gap analysis and net interest income simulation.

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

At March 31, 2015, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $446.1 million representing a positive one-year gap ratio of 18.3%. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at March 31, 2015 shows a position that is asset sensitive and will benefit from a rise in interest rates. A large factor causing this asset sensitive position is the high levels of cash on the Company’s balance sheet, which the Company intends to strategically deploy in 2015. After this excess liquidity is deployed, the Company expects that its interest rate risk profile will be more neutral. The net income simulation results are impacted by high cash levels, an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile as of March 31, 2015. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Change in Interest Rates (Basis Points)	Percentage Change in Net Interest Income Year 1
+300	11.7%
+200	7.7%
+100	3.7%
-100	(2.4)%
-200	(3.2)%
-300	(3.9)%

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

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended December  31, 2014 previously filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)

Exhibit 3.2	Amended and Restated Bylaws of Sun Bancorp, Inc. (2)

Exhibit 4.1	Common Security Specimen (3)

Exhibit 31(a)	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014 (File No. 0-20957).
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on July 7, 2014 (File No. 0-20957).
(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (File No. 333-21903).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Bancorp, Inc.
Registrant
Date: May 8, 2015
/s/ Thomas M. O’Brien
Thomas M. O’Brien
President and Chief Executive Officer
(Duly Authorized Representative)

Date: May 8, 2015
/s/ Thomas R. Brugger
Thomas R. Brugger
Executive Vice President and Chief Financial Officer
(Duly Authorized Representative)