Form 10-Q
period 2015-06-30
SUN BANCORP INC /NJ/
filed 2015-08-07
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Common Stock, $5.00 Par Value – 18,669,442 Shares Outstanding at August 6, 2015

TABLE OF CONTENTS

		Page Number
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2015 and December 31, 2014	3
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six months Ended June 30, 2015 and 2014	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six months Ended June 30, 2015 and 2014	5
	Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Six months Ended June 30, 2015 and 2014	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six months Ended June 30, 2015 and 2014	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57
Item 4.	Controls and Procedures	58
PART II – OTHER INFORMATION		59
Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Mine Safety Disclosures	59
Item 5.	Other Information	59
Item 6.	Exhibits	59
Signatures		60
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
	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
	Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$28,544	$42,548
Interest earning bank balances	250,319	505,885
Cash and cash equivalents	278,863	548,433
Restricted cash	5,000	13,000
Investment securities available for sale (amortized cost of $336,978 and $394,733 at June 30, 2015 and December 31, 2014, respectively)	337,229	394,500
Investment securities held to maturity (estimated fair value of $470 and $501 at June 30, 2015 and December 31, 2014, respectively)	462	489
Loans receivable (net of allowance for loan losses of $20,331 and $23,246 at June 30, 2015 and December 31, 2014, respectively)	1,558,599	1,486,898
Loans held-for-sale, at lower of cost or market	2,006	4,083
Branch assets held-for-sale	5,604	69,064
Restricted equity investments	15,554	14,961
Bank properties and equipment, net	35,090	40,155
Real estate owned, net	—	522
Accrued interest receivable	5,233	5,397
Goodwill	38,188	38,188
Bank owned life insurance (BOLI)	80,147	79,132
Other assets	17,048	20,526
TOTAL ASSETS	$2,379,023	$2,715,348
LIABILITIES
Deposits	$1,876,721	$2,091,904
Deposits held-for-sale	34,689	183,395
Securities sold under agreements to repurchase - customers	—	1,156
Advances from the Federal Home Loan Bank of New York (FHLBNY)	85,698	60,787
Obligation under capital lease	6,880	7,035
Debentures	92,786	92,786
Deferred taxes, net	2,275	1,514
Other liabilities	27,048	31,448
Total liabilities	2,126,097	2,470,025
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5 par value, 40,000,000 shares authorized; 18,901,124 shares issued and 18,664,268 shares outstanding at June 30, 2015; 18,900,877 shares issued and 18,615,950 shares outstanding at December 31, 2014.	94,506	94,504
Additional paid in capital	511,975	514,075
Retained earnings	(342,158)	(347,762)
Accumulated other comprehensive income (loss)	148	(138)
Deferred compensation plan trust	(599)	(599)
Treasury stock at cost, 236,856 shares at June 30, 2015 and 284,927 shares December 31, 2014.	(10,946)	(14,757)
Total shareholders' equity	252,926	245,323
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,379,023	$2,715,348

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans	$15,451	$21,067	$30,549	$42,916
Interest on taxable investment securities	1,831	2,193	3,877	4,443
Interest on non-taxable investment securities	309	308	615	617
Dividends on restricted equity investments	202	209	411	441
Total interest income	17,793	23,777	35,452	48,417
INTEREST EXPENSE:
Interest on deposits	1,337	2,188	2,843	4,469
Interest on funds borrowed	536	443	966	879
Interest on junior subordinated debt	545	534	1,077	1,065
Total interest expense	2,418	3,165	4,886	6,413
Net interest income	15,375	20,612	30,566	42,004
PROVISION FOR LOAN LOSSES	(1,218)	14,803	(1,218)	14,803
Net interest income after provision for loan losses	16,593	5,809	31,784	27,201
NON-INTEREST INCOME:
Deposit service charges and fees	1,849	2,463	3,853	4,858
Interchange fees	554	629	1,098	1,192
Mortgage banking revenue, net	—	529	—	1,164
Gain on sale of bank branches	—	—	9,235	—
Gain on sale of loans	1,226	—	1,239	—
Investment products income	488	715	1,077	1,332
BOLI income	503	469	1,015	930
Other income (loss)	261	(828)	451	(550)
Total non-interest income	4,881	3,977	17,968	8,926
NON-INTEREST EXPENSE:
Salaries and employee benefits	9,120	16,803	19,710	30,584
Occupancy expense	3,034	3,552	8,001	7,818
Equipment expense	1,500	2,582	5,014	4,331
Data processing expense	1,304	1,281	2,612	2,478
Professional fees	711	2,353	1,547	3,839
Insurance expense	1,094	1,358	2,341	2,825
Advertising expense	223	523	458	1,109
Problem loan expense	38	566	1,026	1,198
Other expense	1,338	4,659	2,871	7,383
Total non-interest expense	18,362	33,677	43,580	61,565
INCOME (LOSS) BEFORE INCOME TAXES	3,112	(23,891)	6,172	(25,438)
INCOME TAX EXPENSE	284	357	568	716
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,828	$(24,248)	$5,604	$(26,154)

Basic earnings (loss) per share (1)	$0.15	$(1.39)	$0.30	$(1.50)
Diluted earnings (loss) per share (1)	$0.15	$(1.39)	$0.30	$(1.50)

Weighted average shares - basic (1)	18,632,526	17,417,829	18,624,585	17,383,192
Weighted average shares - diluted (1)	18,684,597	17,417,829	18,663,721	17,383,192

See Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Prior period share data was retroactively adjusted for the impact of the 1-for-5 reverse stock split on August 11, 2014.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Three
	Months Ended
	June 30,
	2015	2014
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,828	$(24,248)
Other Comprehensive Income (Loss), net of tax
Unrealized gains on securities:
Unrealized holding (losses) gains arising during period	(507)	1,593
Less: reclassification adjustment for gains included in net income	2	30
Other comprehensive (loss) income	(505)	1,623
COMPREHENSIVE INCOME (LOSS)	$2,323	$(22,625)

	For the Six
	Months Ended
	June 30,
	2015	2014
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$5,604	$(26,154)
Other Comprehensive Income (Loss), net of tax
Unrealized gains on securities:
Unrealized holding gains arising during period	284	6,710
Less: reclassification adjustment for gains included in net income	2	30
Other comprehensive income	286	6,740
COMPREHENSIVE INCOME (LOSS)	$5,890	$(19,414)

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
			Additional		Other	Deferred
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Treasury
	Stock	Stock	Capital	Earnings	Income	Plan Trust	Shares	Total
BALANCE, January 1, 2015	$—	$94,504	$514,075	$(347,762)	$(138)	$(599)	$(14,757)	$245,323
Net income	—	—	—	5,604	—	—	—	5,604
Other comprehensive income	—	—	—	—	286	—	—	286
Exercise of stock options	—	—	(53)	—	—	—	68	15
Issuance of common stock	—	2	(2,101)	—	—	—	2,644	546
Stock-based compensation	—	—	54	—	—	—	1,099	1,152
BALANCE, June 30, 2015	$—	$94,506	$511,975	$(342,158)	$148	$(599)	$(10,946)	$252,926

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$5,604	$(26,154)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(1,218)	14,803
Increase (decrease) in reserve for unfunded commitments	34	(24)
Depreciation, amortization and accretion	3,712	3,428
Impairment of bank properties and equipment and real estate owned	2,152	511
(Gain) loss on sale of real estate owned	(10)	323
Net gain on sales and calls of investment securities available-for-sale	(4)	(50)
Loss (gain) on sale of mortgage loans	4	(958)
Gain on bulk sale of jumbo residential mortgage loans, net	—	(134)
Gain on sale of branches	(9,235)	—
Gain on sale of consumer loans	(1,239)	—
Change in fair value of loans held-for-sale	28	34
Increase in fair value of interest rate lock commitments	—	(106)
Derivative credit valuation adjustments	(64)	(113)
Increase in cash surrender value of BOLI	(1,015)	(930)
Deferred income taxes	568	716
Stock-based compensation	914	232
Shares contributed to employee benefit plans	—	1,578
Mortgage loans originated for sale	—	(50,288)
Proceeds from the sale of mortgage loans	—	55,931
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	164	836
Other assets	(1,342)	713
Other liabilities	(814)	8,698
Net cash provided by operating activities	(1,761)	9,046
INVESTING ACTIVITIES
Purchases of available-for-sale securities	—	(22,363)
Net (purchase) redemption of restricted equity securities	(593)	631
Proceeds from maturities, prepayments or calls of investment securities available for sale	35,495	28,325
Proceeds from maturities, prepayments or calls of investment securities held to maturity	27	44
Proceeds from the sale of investment securities available-for-sale	22,109	18,276
Proceeds from sale of commercial real estate loans	—	57,147
Proceeds from sale of consumer loans	6,675	—
Proceeds from sale of branch loans	63,756	—
Proceeds from bulk sale of jumbo residential mortgage loans	—	46,729
Proceeds from sale of deposits	10,216	—
Cash transferred to held-for-sale	(580)	(1,507)
Transfer restricted cash to cash and cash equivalents	8,000	—
Net (increase) decrease in loans	(73,529)	114,058
Purchases of bank properties and equipment	(141)	(769)
Proceeds from sale of repossessed assets	—	80
Proceeds from sale of real estate owned	512	1,155
Net cash provided by investing activities	71,947	241,806
FINANCING ACTIVITIES
Net decrease in deposits	(363,971)	(188,143)
Net (redemptions) issuances of securities sold under agreements to repurchase – customer	(1,156)	192
Borrowings (repayments) of advances from FHLBNY	24,911	(83)
Repayment of obligations under capital leases	(155)	(140)
Proceeds from issuance of common stock	600	-
Proceeds from exercise of stock options	15	—
Net cash used in financing activities	(339,756)	(188,174)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(269,570)	62,678
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	548,433	267,762
CASH AND CASH EQUIVALENTS, END OF PERIOD	$278,863	$330,440
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4,953	$6,629
Income taxes paid	—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Trade liability from purchase of investment securities	—	9,975

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

(1) Organization

Sun Bancorp, Inc. (the “Company”) is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is the parent company of Sun National Bank (the “Bank”), a national bank and the Company’s principal wholly owned subsidiary. The Bank’s wholly owned subsidiaries are Prosperis Financial Solutions, 2020 Properties, L.L.C. and 4040 Properties, L.L.C.

The Company’s principal business is to serve as a holding company for the Bank. The Bank is in the business of attracting customer deposits through its Community Banking Centers and investing these funds, together with borrowed funds and cash from operations, in loans, primarily commercial real estate, small business non-real estate loans, as well as mortgage-backed and investment securities. Effective June 23, 2015, the Bank’s subsidiary, Sun Financial Services, L.L.C., was renamed Properis Financial Solutions. The principal business of Prosperis Financial Solutions is to offer mutual funds, securities brokerage, annuities and investment advisory services through the Bank’s Community Banking Centers. The principal business of 2020 Properties, L.L.C. and 4040 Properties, L.L.C. is to acquire and thereafter liquidate certain real estate and other assets in satisfaction of debts previously contracted by the Bank. The Company’s five capital trusts, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII and Sun Capital Trust VIII, collectively, the “Issuing Trusts,” are presented on a deconsolidated basis. The Issuing Trusts, consisting of four Delaware business trusts and one Connecticut business trust, hold junior subordinated debentures issued by the Company.

Through the Bank, the Company provides commercial and consumer banking services. As of June 30, 2015, the Company had 45 locations primarily throughout New Jersey, including 41 branch offices. The Company also had one loan production office located in each of New York and Pennsylvania.

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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment (“OTTI”) on investment securities, goodwill, income taxes, stock-based compensation and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications. Certain reclassifications have been made to prior periods in the unaudited condensed consolidated statements of operations to conform to current reporting. On the unaudited condensed consolidated statements of operations, commission expense, which was previously reported in a separate line item, has been included within the combined financial statement caption of salaries and employee benefits. In addition, several items associated with retail service fees which were previously included within other income have been combined with the previous financial statement caption of service charges on deposit accounts into a new financial statement caption of deposit service charges and fees. Interchange fees were reclassified from other income into a new financial statement caption. In addition, certain other financial statement captions were reclassified into other income and other expense due to the immaterial nature of the amounts. There was no impact from these reclassifications on the Company’s results of operations or cash flows for the three and six months ended June 30, 2014. The table below reports the impact of these reclassifications to the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014:

Three Months Ended June 30, 2014	As Reclassified	As Reported
Non-interest income:
Deposit service charges and fees	$2,463	$—
Service charges on deposit accounts	—	2,215
Interchange fees	629	—
Derivative credit valuation adjustment	—	(1,162)
Gain on sale of investment securities	—	50
Other	(828)	1,161
Non-interest expense:
Salaries and employee benefits	16,803	15,992
Commission expense	—	811
Amortization of intangible assets	—	283
Real estate owned expense, net	—	702
Equipment expense	2,582	2,356
Office supplies expense	—	285
Other	4,659	3,615

Six Months Ended June 30, 2014	As Reclassified	As reported
Non-interest income:
Deposit service charges and fees	$4,858	$—
Service charges on deposit accounts	—	4,366
Interchange fees	1,192	—
Derivative credit valuation adjustment	—	(1,200)
Gain on sale of investment securities	—	50
Other	(550)	2,284
Non-interest expense:
Salaries and employee benefits	30,584	28,876
Commission expense	—	1,708
Amortization of intangible assets	—	567
Real estate owned expense, net	—	846
Equipment expense	4,331	4,105
Office supplies expense	—	536
Other	7,383	5,660

Basis of Consolidation. The unaudited condensed consolidated financial statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company, the Bank, and the Bank’s wholly-owned subsidiaries, Prosperis Financial Solutions, 2020 Properties, L.L.C., and 4040 Properties, L.L.C. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 810-10, Consolidation, the Issuing Trusts are presented on a deconsolidated basis.

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

Investment Securities. The Company’s investment portfolio includes both held-to-maturity and available-for-sale securities. The purchase and sale of the Company’s investment securities are recorded based on trade date accounting. At June 30, 2015 and December 31, 2014, the Company had no unsettled transactions. The following provides further information on the Company’s accounting for debt securities:

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

Available-for-Sale – Investment securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability and the yield of alternative investments, are classified as available-for-sale. These assets are carried at their estimated fair value. Fair values are based on quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded, or in some cases where there is limited activity or less transparency around inputs, internally developed discounted cash flow models. Unrealized gains and losses are excluded from earnings and are reported net of tax in accumulated other comprehensive income (loss) on the unaudited condensed consolidated statements of financial condition until realized, including those recognized through the non-credit component of an OTTI charge.

In accordance with FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets (FASB ASC 325-40), and FASB ASC 320, Investment – Debt and Equity Securities (FASB ASC 320), the Company evaluates its securities portfolio for OTTI throughout the year. Each investment, which has a fair value less than the book value, is reviewed on a quarterly basis by management. Management considers, at a minimum, whether the following factors exist that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining the Company’s intent is a review of capital adequacy, interest rate risk profile and liquidity at the Company. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary. During the three and six months ended June 30, 2015 and 2014, it was determined there were no other-than-temporarily impaired investments. As a result, the Company did not record credit related OTTI charges through earnings during the three and six months ended June 30, 2015 and 2014.

Loans Held-For-Sale. Loans held-for-sale totaled $2.0 million and $4.1 million at June 30, 2015 and December 31, 2014, respectively, and consist of consumer loans which are recorded at the lower of cost or market.

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

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tests goodwill for impairment annually as of December 31, unless circumstances indicate that a test is required at an earlier date. The Company elected to not apply the qualitative evaluation option permitted under Accounting Standards Update (“ASU”) 2011-8, Intangibles – Goodwill and Other (Topic 35): Testing Goodwill for Impairment issued in September 2011. Therefore, the Company utilizes the two-step goodwill impairment test outlined in FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”). Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment, or one level below an operating segment, as defined in FASB ASC 280. The Company has one reportable operating segment, “Community Banking,” and there are no components to this operating segment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. At December 31, 2014, the Company performed its annual goodwill impairment test, and step one of the analysis indicated that the Company’s fair value was greater than its carrying value; therefore, the Company’s goodwill was not impaired at December 31, 2014. Since that time, no event has occurred nor have circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The carrying amount of goodwill totaled $38.2 million at both June 30, 2015 and December 31, 2014.

Bank Owned Life Insurance (“BOLI”). The Company has purchased life insurance policies on certain key employees. These policies are recorded at their cash surrender value, or the amount that can be realized in accordance with FASB ASC 325-30, Investments in Insurance Contracts. At June 30, 2015, the Company had $27.4 million invested in a general account and $52.7 million in a separate account, for a total BOLI cash surrender value of $80.1 million. The BOLI separate account is invested in a mortgage-backed securities fund, which is managed by an independent investment firm. Pricing volatility of these underlying instruments may have an impact on investment income; however, the fluctuations would be partially mitigated by a stable value wrap agreement which is a component of the separate account. Income from these policies and changes in the cash surrender value are recorded in BOLI income of the unaudited condensed consolidated statements of operations.

Income Taxes. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the unaudited condensed consolidated statements of operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment is applied when addressing the requirements of FASB ASC 740. At June 30, 2015, the Company had a valuation allowance of $131.2 million against its gross deferred tax asset. As the Company remained in a cumulative loss position, the deferred tax valuation allowance is still appropriate at June 30, 2015. The net deferred tax liability of $2.3 million in the unaudited condensed consolidated statements of financial condition at June 30, 2015 primarily represents the tax liability created from the goodwill amortization recorded for tax purposes and not for book purposes.

Accumulated Other Comprehensive Income (Loss). The Company classifies items of accumulated comprehensive income (loss) by their nature and displays the details of other comprehensive income (loss) in the unaudited condensed consolidated statements of comprehensive loss. Amounts categorized as comprehensive income (loss) represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any OTTI loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income (loss) for the period. These reclassifications for the three and six months ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended June 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding (loss) gain on securities available for sale during the period	$(857)	$350	$(507)	$2,695	$(1,102)	$1,593
Reclassification adjustment for net gains included in net income	4	(2)	2	50	(20)	30
Net unrealized (loss) gain on securities available for sale	$(853)	$348	$(505)	$2,745	$(1,122)	$1,623

	For the Six Months Ended June 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain on securities available for sale during the period	$480	$(196)	$284	$11,345	$(4,635)	$6,710
Reclassification adjustment for net gains included in net income	4	(2)	2	50	(20)	30
Net unrealized gain on securities available for sale	$484	$(198)	$286	$11,395	$(4,655)	$6,740

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

(3) Branch Sales

On July 2, 2014 the Company entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Sturdy Savings Bank, pursuant to which the Bank agreed to sell certain assets and certain liabilities relating to seven branch offices in and around Cape May County, New Jersey. The Purchase Agreement provided for a purchase price equal to the sum of a deposit premium of 8.765% of the average daily closing balance of deposits for the 31 days prior to the closing date, which included the carrying value of fixed assets, the Company’s carrying value of loans identified and approved by both parties, the aggregate amount of cash on hand and accrued interest on the loans acquired.

The sale was completed on March 6, 2015. The Company sold $149.6 million of deposits, $63.8 million of loans, $4.0 million of fixed assets and $897 thousand of cash. The transaction resulted in a net cash payment of approximately $71.5 million by the Company to Sturdy Savings Bank. After transaction costs, the sale resulted in a net gain of $9.2 million in the six months ended June 30, 2015 recorded in gain on sale of bank branches in the unaudited condensed consolidated statements of operations.

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

The following summarizes the branch assets and liabilities classified as held-for-sale at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Assets:
Cash	$580	$1,064
Loans held-for-sale	4,649	63,965
Properties and equipment	375	4,035
Total branch assets held-for-sale	$5,604	69,064
Liabilities:
Deposits held-for-sale	$34,689	183,395

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

In March 2015, the Board of Directors of the Company approved the Sun Bancorp, Inc. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”). The 2015 Plan, which was approved by shareholders in May 2015, became effective in May 2015 and replaced the 2014 Performance Equity Plan, the 2010 Stock-Based Incentive Plan, the 2010 Performance Plan and the 2004 Stock-Based Incentive Plan, as amended. The purpose of the 2015 Plan is to give the Company a competitive advantage in attracting, retaining and motivating officers, employees, directors and consultants and to provide the Company and its subsidiaries and affiliates with a compensation plan providing incentives for future performance of services directly linked to the profitability of the Company’s businesses and increases in Company shareholder value. The 2015 Plan authorizes the issuance of 1,400,000 shares of common stock pursuant to awards that may be granted in the form of Options and Stock Awards. Under the 2015 Plan, Options expire ten years after the date of grant, unless terminated earlier under the option terms. For both Options and Stock Awards, a Committee of non-employee directors has the authority to determine the conditions upon which the options granted will vest. At June 30, 2015, there were no options and 46,712 awards granted under the 2015 Plan.

Activity in the stock option plans for the six months ended June 30, 2015 and June 30, 2014 was as follows:

Summary of Options Activity

		Weighted
	Number	Average	Number
	of	Exercise	of Options
	Options	Price	Exercisable
Outstanding as of January 1, 2015	318,901	$28.34	161,984
Granted	218,760	18.92	—
Exercised	(811)	15.19	—
Forfeited	(13,777)	17.37	—
Expired	(6,329)	55.34	—
Outstanding as of June 30, 2015	516,744	$24.33	166,271
Options vested or expected to vest(1)	483,676	$24.75	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

		Weighted
	Number	Average	Number
	of	Exercise	of Options
	Options	Price	Exercisable
Outstanding as of January 1, 2014	298,308	$36.80	249,853
Granted	43,194	16.75	—
Exercised	(123)	15.50	—
Forfeited	(14,114)	17.00	—
Expired	(87,888)	43.90	—
Outstanding as of June 30, 2014	239,377	$31.75	171,062
Options vested or expected to vest(1)	226,115	$32.60	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 7.8 years for Options outstanding and 4.4 years for Options exercisable as of June 30, 2015.

At June 30, 2015, the aggregate intrinsic value was $222 thousand for Options outstanding and $60 thousand for Options exercisable.

During the six months ended June 30, 2015 and 2014, the Company granted 218,760 Options and 43,194 Options, respectively from the Company’s 2010 Stock-Based Incentive Plan. In accordance with FASB ASC 718, the fair value of the Options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of an Option is estimated using historical exercise behavior of employees at a particular level of management who were granted Options with a comparable term. The Options have historically been granted with a 10 year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the Options for the six months ended June 30, 2015 and 2014 are as follows:

	For the Six
	Months Ended
	June 30,
	2015	2014
Weighted average fair value of Options granted	$6.16	$7.25
Weighted average risk-free rate of return	1.35%	1.16%
Weighted average expected option life in months	46	49
Weighted average expected volatility	40%	55%
Expected dividends(1)	$—	$—

(1)	To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested Stock Award activity during the six months ended June 30, 2015 and 2014 are presented in the following tables:

Summary of Nonvested Stock Award Activity

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value
Nonvested Stock Awards outstanding, January 1, 2015	248,654	$14.22
Issued	46,712	18.87
Vested	(5,080)	19.14
Forfeited	(4,300)	15.91
Nonvested Stock Awards outstanding, June 30, 2015	285,986	$14.87

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value
Nonvested Stock Awards outstanding, January 1, 2014	86,367	$15.65
Issued	22,436	17.15
Vested	(4,129)	16.95
Forfeited	(9,437)	15.30
Nonvested Stock Awards outstanding, June 30, 2014	95,237	$15.95

There were 46,712 shares of nonvested Stock Awards issued during the six months ended June 30, 2015 and 22,436 nonvested Stock Awards issued during the six months ended June 30, 2014. The value of these shares is based upon the closing price of the common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the nonvested Stock Awards issued.

Total compensation expense recognized related to Options and nonvested Stock Awards, including that for non-employee directors, during the three and six months ended June 30, 2015 was $557 thousand and $914 thousand, respectively, as compared to $102 thousand and $232 thousand, respectively, for the three and six months ended June 30, 2014. As of June 30, 2015, there was approximately $1.8 million and $3.4 million of total unrecognized compensation cost related to Options and nonvested Stock Awards, respectively. The cost of the Options and Stock Awards is expected to be recognized over a weighted average period of 3.4 years and 3.0 years, respectively.

(5) Investment Securities

The amortized cost of investment securities and the approximate fair value at June 30, 2015 and December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015
Available for sale:
U.S. Treasury securities	$2,500	$1	$—	$2,501
U.S. Government agency securities	4,974	—	(139)	4,835
U.S. Government agency mortgage-backed securities	227,730	2,150	(1,079)	228,801
Other mortgage-backed securities	188	—	(2)	186
State and municipal securities	28,889	1,503	—	30,392
Trust preferred securities	12,016	144	(2,057)	10,103
Collateralized loan obligations	59,935	18	(288)	59,665
Other securities	746	—	—	746
Total available for sale	$336,978	$3,816	$(3,565)	$337,229
Held to maturity:
U.S. Government agency mortgage-backed securities	212	8	—	220
Other securities	250	—	—	250
Total held to maturity	462	8	—	470
Total investment securities	$337,440	$3,824	$(3,565)	$337,699

December 31, 2014
Available for sale:
U.S. Treasury securities	$2,499	$4	$—	$2,503
U.S. Government agency securities	4,973	—	(187)	4,786
U.S. Government agency mortgage-backed securities	263,215	2,992	(1,051)	265,156
Other mortgage-backed securities	265	—	—	265
State and municipal obligations	28,981	1,941	—	30,922
Trust preferred securities	12,014	—	(2,604)	9,410
Collateralized loan obligations	69,931	—	(1,328)	68,603
Other securities	12,855	—	—	12,855
Total available for sale	394,733	4,937	(5,170)	394,500
Held to maturity:
U.S. Government agency mortgage-backed securities	239	12	—	251
Other securities	250	—	—	250
Total held to maturity	489	12	—	501
Total investment securities	$395,222	$4,949	$(5,170)	$395,001

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2015
U.S. Government agency securities	$—	$—	$4,835	$(139)	$4,835	$(139)
U.S. Government agency mortgage-backed securities	22,049	(100)	30,269	(979)	52,318	(1,079)
Other mortgage-backed securities	186	(2)	—	—	186	(2)
Trust preferred securities	—	—	6,752	(2,057)	6,752	(2,057)
Collateralized loan obligations	9,450	(28)	37,207	(260)	46,657	(288)
Total	31,685	$(130)	79,063	$(3,435)	$110,748	$(3,565)

December 31, 2014
U.S. Government agency securities	$—	$—	$4,786	$(187)	$4,786	$(187)
U.S. Government agency mortgage-backed securities	7,801	(35)	33,453	(1,016)	41,254	(1,051)
Trust preferred securities	—	—	9,410	(2,604)	9,410	(2,604)
Collateralized loan obligations	23,710	(256)	44,894	(1,072)	68,604	(1,328)
Total	$31,511	$(291)	$92,543	$(4,879)	$124,054	$(5,170)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations applies, the guidance requires the Company to record an OTTI charge to earnings on debt securities for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations applies, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the consolidated statements of financial condition. Application of this guidance resulted in no OTTI charges during the three and six months ended June 30, 2015 and 2014.

As of June 30, 2015, the Company’s cumulative OTTI balance was $10.2 million. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the three and six months ended June 30, 2015 and 2014.

U.S. Government Agency Securities. At June 30, 2015, the gross unrealized loss in the category of 12 months or longer of $139 thousand consisted of one agency security with an estimated fair value of $4.8 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of June 30, 2015, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security before recovery, which may be maturity, and management expects to recover the entire amortized cost basis of the security.

U.S. Government Agency Mortgage-Backed Securities. At June 30, 2015, the gross unrealized loss in the category of less than 12 months of $100 thousand consisted of five mortgage-backed securities with an estimated fair value of $22.0 million, the gross unrealized loss in the category of 12 months or longer of $979 thousand consisted of six mortgage-backed securities with an estimated fair value of $30.3 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of June 30, 2015, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Collateralized Loan Obligation Securities. At June 30, 2015, the gross unrealized loss in the category of less than 12 months of $28 thousand consisted of one AAA and one AA rated collateralized loan obligation security with an estimated fair value of $9.5 million, the gross unrealized loss in the category of 12 months or longer of $260 thousand consisted of three AAA and three AA-rated collateralized loan obligation securities with an estimated fair value of $37.2 million. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of June 30, 2015, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

At June 30, 2015, the Company had 11 collateralized loan obligation securities with an amortized cost of $60.0 million and an estimated fair value of $59.7 million. These securities are subject to the provisions of the Volcker Rule. As a result, the Company will likely be required to divest these investments unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding a delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. The Company cannot give assurances that the legislation will or will not be enacted. However, based on the Company’s communication with its investment advisors, in the event that the proposed legislation is not enacted, the Company believes these investments can be modified to avoid a required divestiture under the Volcker Rule.

Trust Preferred Securities. At June 30, 2015, the gross unrealized loss in the category of 12 months or longer of $2.1 million consisted of one investment grade rated pooled security with an amortized cost of $8.8 million and an estimated fair value of $6.8 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The pooled security is in a senior position in the capital structure. The security had a 3.2 times principal coverage. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% of defaults or deferrals’ every three years with no recovery rate. As of June 30, 2015, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

At June 30, 2015, the book value of the non-rated single issuer trust preferred security approximates fair value. The financial performance of the non-rated single issuer trust preferred security is monitored on a quarterly basis using data from the issuer’s most recent regulatory reports to assess the probability of cash flow impairment. Expected future cash flows are projected by incorporating the contractual cash flow of the security adjusted, if necessary, for potential changes in the amount or timing of cash flows due to the underlying creditworthiness of the issuer and covenants in the security.

In August 2009, the issuer of the non-rated single issuer trust preferred security elected to defer its normal quarterly dividend payment. As contractually permitted, the issuer may defer dividend payments up to five years with accumulated dividends, and interest on those deferred dividends, payable upon the resumption of its scheduled dividend payments. The issuer is currently operating under an agreement with its regulators. The agreement stipulates that the issuer must receive permission from its regulators prior to resuming its scheduled dividend payments. In September 2014, the deferred dividends of $590 thousand were paid by the issuer. In December 2014, the issuer made its normal dividend payment of $25 thousand. As this security was deemed to be in non-performing status during 2014, these 2014 payments were recorded as a reduction of outstanding principal for this security. In March 2015, the Company received another dividend payment of $25 thousand, which was recognized as interest income. Due to sustained performance, this security was upgraded to performing status in the first quarter of 2015.

During the three and six months ended June 30, 2015, the Company did not record an OTTI credit-related charge related to this deferring single issuer trust preferred security. Based on the Company’s most recent evaluation, and based upon the aforementioned receipt of dividend payments, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The cumulative OTTI on this security as of June 30, 2015 was $1.2 million. Based upon the current capital position of the issuer, recent improvements in the financial performance of the issuer and the fact that the book value of the security approximates fair value, the Company concluded that an additional impairment charge was not warranted at June 30, 2015.

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

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at June 30, 2015 and December 31, 2014 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
June 30, 2015
Due in one year or less	$3,248	$3,248	$—	$—
Due after one year through five years	1,062	1,109	250	250
Due after five years through ten years	53,157	53,495	—	—
Due after ten years	51,593	50,390	—	—
Total investment securities, excluding mortgage- backed securities	109,060	108,242	250	250
U.S. Government agency mortgage-backed securities	227,730	228,801	212	220
Other mortgage-backed securities	188	186	—	—
Total investment securities	$336,978	$337,229	$462	$470

December 31, 2014
Due in one year or less	$15,106	$15,109	$—	$—
Due after one year through five years	1,181	1,240	250	250
Due after five years through ten years	25,347	25,707	—	—
Due after ten years	89,619	87,023	—	—
Total investment securities, excluding mortgage- backed securities	131,253	129,079	250	250
U.S. Government agency mortgage-backed securities	263,215	265,156	239	251
Other mortgage-backed securities	265	265	—	—
Total investment securities	$394,733	$394,500	$489	$501

At June 30, 2015, the Company had $27.9 million, amortized cost, and $29.3 million estimated fair value, of investment securities pledged to secure public deposits. As of June 30, 2015, the Company had $134.9 million, amortized cost, and $135.7 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(6) Loans

The components of loans as of June 30, 2015 and December 31, 2014 were as follows:

Loan Components

	June 30, 2015	December 31, 2014
Commercial:
Commercial and industrial	$264,344	$242,494
CRE owner occupied	232,794	278,651
CRE non-owner occupied	601,200	461,631
Land and development	57,351	70,156
Consumer:
Home equity lines of credit	139,789	156,926
Home equity term loans	14,017	17,239
Residential real estate	265,992	276,993
Other	3,443	6,054
Total gross loans held-for-investment	1,578,930	1,510,144
Allowance for loan losses	(20,331)	(23,246)
Net loans held-for-investment	$1,558,599	$1,486,898

The following table is a comparison of the Company’s non-accrual loans as of the dates indicated:

Loans on Non-Accrual Status

	June 30, 2015	December 31, 2014
Commercial:
Commercial & industrial	$26	$155
Commercial, held-for-sale	119	28
CRE owner occupied	892	3,268
CRE owner occupied, held-for-sale	234	32
CRE non-owner occupied	153	—
CRE non-owner, held-for-sale	—	229
Consumer:
Home equity lines of credit	59	1,348
Home equity lines of credit, held-for-sale	—	1,228
Home equity term loans	101	407
Home equity term loans, held-for-sale	—	286
Residential real estate	3,919	5,117
Residential real estate, held-for-sale	—	2,280
Other	6	432
Other, held-for-sale	36	—
Total non-accrual loans	$5,545	$14,810
Troubled debt restructuring, non-accrual	$702	$318

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

As of June 30, 2015, the Company had $31.1 million outstanding on six residential construction, commercial construction and land development relationships for which the agreements included interest reserves. As of December 31, 2014, the Company had $44.7 million outstanding on nine residential construction, commercial construction and land development relationships for which the agreements included interest reserves. The total amount available in those reserves to fund interest payments was $560 thousand and $1.9 million at June 30, 2015 and December 31, 2014, respectively. There were no relationships with interest reserves which were on non-accrual status at June 30, 2015 and December 31, 2014. Construction projects are monitored throughout their lives by the Company through either internal resources or professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

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

(7) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Six Months Ended June 30, 2015
			Residential
		Home	Real
	Commercial	Equity(1)	Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$15,834	$3,238	$3,513	$661	$23,246
Charge-offs	(1,008)	(2,508)	(1,932)	(93)	(5,541)
Recoveries	3,539	262	11	32	3,844
Net charge-offs	2,531	(2,246)	(1,921)	(61)	(1,697)
Provision for loan losses	(5,182)	2,300	2,144	(480)	(1,218)
Ending balance	$13,183	$3,292	$3,736	$120	$20,331
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$13,183	$3,292	$3,736	$120	$20,331
Financing Receivables:
Ending balance	$1,155,689	$153,806	$265,992	$3,443	$1,578,930
Ending balance: individually evaluated for impairment	$1,167	$160	$4,461	$6	$5,794
Ending balance: collectively evaluated for impairment	$1,154,522	$153,646	$261,531	$3,437	$1,573,136

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Six Months Ended June 30, 2014
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$27,828	$3,375	$2,898	$1,436	$35,537
Charge-offs	(16,300)	(2,319)	(1,425)	(3,260)	(23,304)
Recoveries	1,078	144	6	128	1,356
Net charge-offs	(15,222)	(2,175)	(1,419)	(3,132)	(21,948)
Provision for loan losses	8,410	2,321	1,922	2,150	14,803
Ending balance	$21,016	$3,521	$3,401	$454	$28,392
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$21,016	$3,521	$3,401	$454	$28,392
Financing Receivables:
Ending balance	$1,363,900	$186,953	$298,063	$7,200	$1,856,116
Ending balance: individually evaluated for impairment	$5,447	$2,905	$5,609	$10	$13,971
Ending balance: collectively evaluated for impairment	$1,358,453	$184,048	$292,454	$7,190	$1,842,145

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

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

Home Equity Loans. This segment consists of both home equity lines of credit and home equity term loans on single family residences. These loans rely on the personal income of the borrower for repayment which may be impacted by economic conditions, such as unemployment levels, interest rates and the housing market. These loans are primarily secured by second liens on the property, which serves as the secondary source of repayment. The secondary source of repayment may be impaired by the real estate market and local regulations. The Company ceased all home equity lines of credit and all home equity term loan origination activity in the second half of 2014.

Residential Real Estate Loans. Included in this segment are residential mortgages on single family residences. These loans rely on the personal income of the borrower for repayment which may be impacted by economic conditions, such as unemployment levels, interest rates and the housing market. These loans are primarily secured by a lien on the underlying property, which serves as the secondary source of repayment. The secondary source of repayment may be impaired by the real estate market and local regulations. Beginning in the third quarter of 2014, the Company ceased all residential real estate origination activity for both its portfolio and for sale to the secondary market.

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

The allowance for loan losses was $20.3 million and $23.2 million at June 30, 2015 and December 31, 2014, respectively. The ratio of allowance for loan losses to gross loans held-for-investment was 1.29% at June 30, 2015 and 1.54% at December 31, 2014.

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

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Six Months Ended June 30, 2015
With no related allowance:
Commercial:
Commercial & industrial	$14	$523	$—	$16	$—	$—
Commercial & industrial, held-for-sale	119	152	—	141	—	—
CRE owner occupied	1,002	12,984	—	1,297	—	—
CRE owner occupied, held-for-sale	333	390	—	333	—	—
CRE non-owner occupied	153	290	—	158	—	—
CRE non-owner occupied, held-for-sale	148	256	—	221	—	—
Consumer:
Home equity lines of credit	59	60	—	60	—	—
Home equity term loans	101	106	—	107	—	—
Residential real estate	4,461	5,701	—	4,066	—	—
Residential real estate, held-for-sale	770	1,002	—	932	—	—
Other	6	11	—	7	—	—
Other, held-for-sale	36	46	—	43	—	—
Total commercial	$1,769	$14,595	$—	$2,166	$—	$—
Total consumer	$5,433	$6,926	$—	$5,215	$—	$—

Impaired Loans As of December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
With no related allowance:
Commercial:
Commercial & industrial	$147	$149	$—	$161	$19	$—
Commercial & industrial, held-for- sale	28	50	—	52	—	—
CRE owner occupied	3,297	4,499	—	3,875	—	—
CRE owner occupied, held-for-sale	32	74	—	136	—	—
CRE non-owner occupied	—	—	—	—	—	—
CRE non-owner occupied, held-for- sale	229	352	—	53	—	—
Land and development	140	223	—	181	—	—
Consumer:
Residential real estate	4,852	5,587	3	4,513	—	97
Residential real estate, held-for-sale	3,478	4,984	—	1,365	—	—
Home Equity Lines of Credit	405	456	—	420	—	—
Home Equity Lines of Credit, held-for-sale	619	903	—	1,282	—	—
Home Equity Term Loans	1,347	1,863	—	1,385	—	—
Home Equity Term Loans, held-for-sale	3,266	4,743	—	3,735	—	—
Other	150	348	—	138	—	—
With an allowance recorded:
Commercial:
Commercial & industrial	$—	$—	$—	$—	$—	$—
CRE owner occupied	—	—	—	—	—	—
Consumer:
Other	—	—	—	—	—	—
Total commercial	$3,873	$5,348	$—	$4,458	$19	$97
Total consumer	$14,118	$18,884	$3	$12,836	$—	$—

In accordance with FASB ASC 310, those impaired loans for which the collateral is sufficient to support the outstanding principal do not result in a specific allowance for loan losses. Included in impaired loans at June 30, 2015 were five TDRs, for which the collateral is sufficient to support the outstanding principal, one of which was in accruing status. In addition, there were no TDRs at June 30, 2015 that included a commitment to lend additional funds as of June 30, 2015.

There were zero and three new TDR agreements entered into during the three and six months ended June 30, 2015. The following table presents a summary of the Company’s TDR agreements entered into during the six months ended June 30, 2015.

	Troubled Debt Restructurings
	For the Six Months Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential real estate	3	$546	$484

The following table presents information regarding the types of concessions granted on loans that were restructured during the six months ended June 30, 2015:

	Troubled Debt Restructurings
	For the Six Months Ended June 30, 2015
	Number of Contracts	Concession Granted
Residential real estate	3	Extension of maturity.

During the six months ended June 30, 2015 and 2014, the Company did not have any TDR agreements that had subsequently defaulted that were entered into within the respective preceding twelve months. All TDRs are currently on non-accrual status.

The following table presents the Company’s distribution of risk ratings within the held-for-investment loan portfolio, segregated by class, as of June 30, 2015 and December 31, 2014:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non- owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other
As of June 30, 2015
Grade:
Pass	$260,545	$227,948	$601,047	$57,351	$139,396	$13,913	$261,241	$3,438
Special Mention	3,786	2,328	—	—	—	—	—	—
Substandard	13	2,518	153	—	393	104	4,751	5
Doubtful	—	—	—	—	—	—	—	—
Total	$264,344	$232,794	$601,200	$57,351	$139,789	$14,017	$265,992	$3,443
As of December 31, 2014
Grade:
Pass	$235,985	$267,018	$451,921	$70,018	$155,084	$16,819	$272,044	$5,902
Special Mention	6,304	6,669	—	—	—	—	—	—
Substandard	205	4,964	9,710	138	1,842	420	4,949	152
Doubtful	—	—	—	—	—	—	—	—
Total	$242,494	$278,651	$461,631	$70,156	$156,926	$17,239	$276,993	$6,054

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

The following table presents the Company’s analysis of past due loans, segregated by class of loans, as of June 30, 2015 and December 31, 2014:

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables
As of June 30, 2015
Commercial:
Commercial & industrial	$377	$—	$16	$393	$263,951	$264,344
CRE owner occupied	—	940	789	1,729	231,065	232,794
CRE non-owner occupied	277	—	153	430	600,770	601,200
Land and development	—	—	—	—	57,351	57,351
Consumer:
Home equity lines of credit	867	23	—	890	138,899	139,789
Home equity term loans	43	9	5	57	13,960	14,017
Residential real estate	3,931	433	2,135	6,499	259,493	265,992
Other	16	1	6	23	3,420	3,443
Total	$5,511	$1,406	$3,104	$10,021	$1,568,909	$1,578,930
As of December 31, 2014
Commercial:
Commercial & industrial	$4,212	$105	$151	$4,468	$238,026	$242,494
CRE owner occupied	1,685	23	1,321	3,029	275,622	278,651
CRE non-owner occupied	2,786	166	—	2,952	458,679	461,631
Land and development	—	—	140	140	70,016	70,156
Consumer:
Home equity lines of credit	2,001	903	796	3,700	153,226	156,926
Home equity term loans	254	188	147	589	16,650	17,239
Residential real estate	4,183	670	3,719	8,572	268,421	276,993
Other	45	12	136	193	5,861	6,054
Total	$15,166	$2,067	$6,410	$23,643	$1,486,501	$1,510,144

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

The Company previously entered into interest rate swaps with a counterparty whereby the Company makes payments based on a fixed interest rate and receives payments from the counterparty based on a floating interest rate, both calculated based on the principal amount of the underlying subordinated note, without the exchange of the underlying principal. The Company no longer enters into these interest rate swap transactions, the last of which occurred in August 2007. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). The critical terms assessed by the Company for each hedge of subordinated notes include the notional amounts of the swap compared to the principal amount of the notes, expiration/maturity dates, benchmark interest rate, prepayment terms and cash payment dates. At June 30, 2015 and December 31, 2014, the total outstanding notional amount of these swaps was $7.6 million and $8.9 million, respectively. For each of these swap agreements, the floating rate is based on the one-month London Interbank Offered Rate

(“LIBOR”) paid on the first day of the month which matches the interest payment date on each subordinated note. The expiration dates for these swap agreements range from July 1, 2015 to August 1, 2022 and are consistent with the underlying subordinated note maturities and the swaps had a fair value of $0 at inception. At hedge inception and on an ongoing basis, conditions supporting hedge effectiveness are evaluated. The Company believes that all conditions required in FASB ASC 815-20-25-104 have been met, as all terms of the subordinated note and the interest rate swap match. Because the Company’s evaluations have concluded that the critical terms of the subordinated notes and the interest rate swaps meet the criteria outlined in FASB ASC 815-20-25-104, the “short-cut” method of accounting is applied, which assumes there is no ineffectiveness of a hedging arrangement’s ability to hedge risk as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying subordinated notes, as described above. Because the hedging arrangement is considered perfectly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of June 30, 2015 and December 31, 2014.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at June 30, 2015 and December 31, 2014:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	June 30, 2015		December 31, 2014
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$7,604	$(527)	$8,937	$(765)

Summary of Interest Rate Swap Components

	June 30, 2015	December 31, 2014
Weighted average pay rate	7.22%	7.24%
Weighted average receive rate	2.06%	2.09%
Weighted average maturity in years	1.65	2.05

Customer Derivatives – Interest Rate Swaps. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $63 thousand and $113 thousand in expense resulting from fair value adjustments during the six months ended June 30, 2015 and 2014, respectively, which were included in other income in the unaudited condensed consolidated statements of operations.

	June 30, 2015		December 31, 2014
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$137,425	$8,954	$174,524	$12,294
Other liabilities	(137,425)	(9,016)	174,524	(12,419)

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at June 30, 2015 and December 31, 2014 was $22.4 million and $29.2 million, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $9.5 million and $13.2 million at June 30, 2015 and December 31, 2014, respectively.

(9) Deposits

Deposits consist of the following major classifications:

	June 30, 2015	December 31, 2014
Interest-bearing demand deposits	$758,421	$861,914
Non-interest-bearing demand deposits	511,856	548,064
Savings deposits	211,569	224,017
Time certificates under $100,000	203,298	231,111
Time certificates $100,000 or more	126,112	150,977
Brokered time deposits	65,465	75,821
Total	$1,876,721	$2,091,904

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

Earnings (loss) Per Share Computation

	For the Three Months Ended June 30,
	2015	2014
Net income (loss)	$2,828	$(24,248)
Average common shares outstanding	18,632,526	17,417,829
Net effect of dilutive common stock equivalents	52,071	—
Adjusted average shares outstanding – dilutive	18,684,597	17,417,829
Basic income (loss) per share	$0.15	$(1.39)
Diluted income (loss) per share	$0.15	$(1.39)

	For the Six Months Ended June 30,
	2015	2014
Net income (loss)	$5,604	$(26,154)
Average common shares outstanding	18,624,585	17,383,192
Net effect of dilutive common stock equivalents	39,136	—
Adjusted average shares outstanding – dilutive	18,663,721	17,383,192
Basic income (loss) per share	$0.30	$(1.50)
Diluted income (loss) per share	$0.30	$(1.50)

(11) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $15.2 million and $17.5 million at June 30, 2015 and December 31, 2014, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of June 30, 2015, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at June 30, 2015 and December 31, 2014 was $637 thousand and $603 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Reserve for Residential Mortgage Loans Sold with Recourse

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. The Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of June 30, 2015 and December 31, 2014 was $731 thousand and $758 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
June 30, 2015	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,501	$2,501	$—	$—
U.S. Government agency securities	4,835	—	4,835	—
U.S. Government agency mortgage-backed securities	228,801	—	228,801	—
Other mortgage-backed securities	186	—	186	—
State and municipal securities	30,392	—	30,392	—
Trust preferred securities	10,103	—	—	10,103
Collateralized loan obligations	59,665	—	59,665	—
Other securities	746	746	—	—
Hedged commercial loans	8,130	—	8,130	—
Interest rate swaps	8,954	—	850	—
Liabilities:
Fair value interest rate swaps	527	—	527	—
Interest rate swaps	9,016	—	9,016	—

December 31, 2014
Assets:
Investment securities available for sale:
U.S. Treasury securities	2,502	2,502	—	—
U.S. Government agency securities	4,786	—	4,786	—
U.S. Government agency mortgage-backed securities	265,156	—	265,156	—
Other mortgage-backed securities	265	—	265	—
State and municipal obligations	30,921	—	30,921	—
Trust preferred securities	9,410	—	—	9,410
Collateralized loan obligations	68,603	—	68,603	—
Other securities	12,855	12,855	—	—
Hedged commercial loans	9,726	—	9,726	—
Interest rate swaps	12,294	—	12,294	—
Liabilities:
Fair value interest rate swaps	765	—	765	—
Interest rate swaps	12,419	—	12,419	—

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

The cash flow model for the pooled issue owned by the Company at June 30, 2015 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 3.00% for the pooled security and 4.75% for the single issuer that is currently deferring interest payments. An increase or decrease of three percentage points in the discount rate on the pooled issue would result in a decrease of $1.9 million or an increase of $2.9 million in the security fair value, respectively. An increase or decrease of three percentage points in the discount on the single issuer would result in a decrease of $1.0 million or an increase of $1.6 million in the security fair value, respectively.

The following provides details of the Level 3 fair value measurement activity for the three and six months ended June 30, 2015 and 2014:

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Investment Securities

	For the Three Months Ended June 30,
	2015	2014
Balance, beginning of period	$8,929	$8,616
Total gains, realized/unrealized:
Included in earnings	—	—
Included in accumulated other comprehensive income	1,174	857
Purchases	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers out of Level 3	—	—
Balance, end of period	$10,103	$9,473

	For the Six Months Ended June 30,
	2015	2014
Balance, beginning of period	$9,410	$7,967
Total gains, realized/unrealized:
Included in earnings	—	—
Included in accumulated other comprehensive income	693	1,506
Purchases	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers out of Level 3	—	—
Balance, end of period	$10,103	$9,473

There were no transfers between the three levels for the three and six months ended June 30, 2015 and 2014. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, loans held-for-sale, bank properties and equipment, bank properties transferred into other real estate owned and SBA servicing assets at fair value on a non-recurring basis. At June 30, 2015 and 2014, these assets were valued in accordance with GAAP and, except for impaired loans, loans held-for-sale, and real estate owned included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820. The related changes in fair value for the six months ended June 30, 2015 and 2014 are as follows:

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets /
	Total	Level 1	Level 2	Level 3	Liabilities
June 30, 2015
Assets:
Impaired loans	$1,364	$—	$—	$1,364	$(257)
Bank properties and equipment	1,729	—	1,729	—	(2,082)
Loans held-for-sale, at lower of cost or market	1,821	—	1,821	—	(677)

June 30, 2014
Assets:
Impaired loans	$2,962	$—	$—	$2,962	$(3,961)
Real estate owned	294	—	—	294	(265)
Loans held-for-sale, at lower of cost or market	6,355	—	6,355	—	(4,685)

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

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. There were no impaired loans with specific reserves at both June 30, 2015 and 2014. There were no charge-offs recorded on impaired loans with a specific reserve during both the six months ended June 30, 2015, and 2014. Impaired loans held-for-investment with an aggregate carrying amount of $1.4 million and $3.0 million at June 30, 2015 and 2014, respectively, did not include specific reserves as the value of the underlying collateral was not below the carrying amount. However, these loans did include charge-offs of $257 thousand, of which $0 related to loans that were fully charged off at June 30, 2015 and $4.0 million, of which $3.7 million related to loans which were fully charged off at June 30, 2014.

Loans held-for-sale, at lower of cost or market with an aggregate carrying amount of $1.8 million at June 30, 2015 included charge-offs of $677 thousand to reduce the balance of the loans to fair value. The fair value of these loans was determined through the use of broker quotes based on market data; therefore, this is a level 2 input.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned can also include bank properties transferred from operations. These assets are carried at the lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the six months ended June 30, 2015 and 2014, the Company recorded a decrease in fair value on commercial properties of $0 and $197 thousand, respectively, and $0 and $68 thousand on consumer properties, respectively. These adjustments were based upon unobservable inputs, and therefore categorized as Level 3 measurements.

The SBA servicing assets are reviewed for impairment in accordance with FASB ASC 860, Transfers and Servicing. Because loans are sold individually and not pooled, the Company does not stratify groups of loans based on risk characteristics for purposes of measuring impairment. The Company measures the SBA servicing assets by estimating the present value of expected future cash flows for each servicing asset, based on their unique characteristics and market-based prepayment assumptions. This is a Level 3 input. A valuation allowance is recorded for the amount by which the carrying amount of the servicing asset exceeds the calculated fair value. The Company had a valuation allowance of $177 thousand on its SBA servicing assets at both June 30, 2015 and December 31, 2014.

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

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$28,544	$28,544	$42,548	$42,548
Interest-earning bank balances	250,319	250,319	505,885	505,885
Restricted cash	5,000	5,000	13,000	13,000
Investment securities available for sale	337,229	337,229	394,500	394,500
Investment securities held-to-maturity	462	470	489	501
Loans receivable, net	1,550,469	1,519,026	1,477,172	1,412,372
Loans held-for-sale, at lower of cost or market	2,006	2,006	4,083	4,083
Hedged commercial loans(1)	8,130	8,130	9,726	9,726
Branch assets held-for-sale	5,604	5,604	69,064	69,064
Restricted equity investments	15,554	15,554	14,961	14,961
Interest rate swaps	8,954	8,954	12,294	12,294

Liabilities:
Demand deposits	1,270,277	1,237,570	1,409,978	1,444,488
Savings deposits	211,569	203,484	224,017	232,572
Time deposits	394,875	405,628	457,909	458,233
Deposits held-for-sale	34,689	36,077	183,395	199,469
Securities sold under agreements to repurchase – customers	—	—	1,156	1,156
Advances from FHLBNY	85,698	85,862	60,787	60,935
Junior subordinated debentures	92,786	69,991	92,786	67,837
Fair value interest rate swaps	527	527	765	765
Interest rate swaps	9,016	9,016	12,419	12,419

(1)

Includes positive market value adjustment of $527 thousand and $765 thousand at June 30, 2015 and December 31, 2014, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

(13) Regulatory Matters

The Company is subject to risk-based capital guidelines adopted by the FRB for bank holding companies. The Bank is also subject to similar capital requirements adopted by the OCC. Under the requirements the federal bank regulatory agencies have established quantitative measures to ensure that minimum capital thresholds are maintained. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements.

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

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of June 30, 2015 and December 31, 2014.

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015(2)
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$324,062	20.81%	$124,603	8.00%	N/A
Sun National Bank	291,925	18.79	124,262	8.00	$155,328	10.00%
Tier 1 common equity capital ratio (to risk- weighted assets):
Sun Bancorp, Inc.	214,574	13.78	70,089	4.50	N/A
Sun National Bank	272,489	17.54	69,897	4.50	100,963	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	268,222	17.22	93,452	6.00	N/A
Sun National Bank	272,489	17.54	93,197	6.00	124,262	8.00
Leverage capital:
Sun Bancorp, Inc.	268,222	11.26	95,254	4.00	N/A
Sun National Bank	272,489	11.46	95,119	4.00	118,899	5.00

December 31, 2014
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$317,945	19.25%	$132,147	8.00%	N/A
Sun National Bank	286,374	17.37	131,876	8.00	$164,844	10.00%
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	276,349	16.73	66,073	4.00	N/A
Sun National Bank	265,728	16.12	65,938	4.00	98,907	6.00
Leverage capital:
Sun Bancorp, Inc.	276,349	10.06	109,894	4.00	N/A
Sun National Bank	265,728	9.68	109,760	4.00	137,200	5.00

(1)	Not applicable for bank holding companies.

(2)

The Basel III guidelines and the Dodd-Frank Act established a new minimum Tier 1 common equity risk-based capital ratio and revised the “Prompt Corrective Action” regulations, effective January 1, 2015.

The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to continue to maintain a Tier 1 Leverage Capital ratio at least equal to 8.50% of adjusted total assets, to continue to maintain Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to maintain a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At June 30, 2015, the Bank met all of the three capital ratios established by the OCC as its Leverage Capital ratio was 11.46%, its Tier 1 Capital ratio was 17.54%, and its Total Capital ratio was 18.79%.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter of 2010, the Bank revised and implemented changes to policies and procedures pursuant to the OCC Agreement. The Bank initially agreed that its brokered deposits would not exceed 3.5% of its total liabilities unless approved by the OCC. However, effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. As of June 30, 2015, the Bank’s brokered deposits represented 3.1% of its total liabilities.

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

At June 30, 2015 and December 31, 2014, although the Bank exceeded the regulatory minimum ratios for classification as “well capitalized,” due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.”

In August 2014, the Company raised approximately $20 million in equity through a privately negotiated sale of its common stock to several institutions and private investors. The Company issued a total of 1,133,144 shares of common stock in this transaction at a price per share of $17.65.

The Bank is subject to various regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to our net loss position over the last two years, any proposed dividends from the Bank to the Company will be subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. Further, pursuant to the terms of the OCC Agreement, the Bank may not pay dividends if it is not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval. The Bank did not seek OCC approval to pay a dividend in the first six months of 2015.

FDIC assessment expense of $711 thousand and $944 thousand was recognized during the three months ended June 30, 2015 and 2014, respectively and $1.6 million and $2.0 million was recognized during the six months ended June 30, 2015 and 2014, respectively.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2015, $53.6 million of a total of $90.0 million in capital securities qualified as Tier 1 with $36.4 million qualifying as Tier 2.

On December 10, 2013, the FRB, the OCC, the FDIC, the Commodity Futures Trading Commission (the “CFTC”) and the SEC issued final rules to implement the Volcker Rule contained in Section 619 of the Dodd-Frank Act. While the Dodd-Frank Act provided that banks and bank holding companies were required to conform their activities and investments by July 21, 2014, in connection with issuing the final Volcker Rule, the FRB extended the conformance period until July 21, 2015. The FRB is permitted, by rule or order, to extend the conformance period for one year at a time, for a total of not more than 3 years. On December 18, 2014, the FRB issued an order that further extends until July 21, 2016 the conformance period under the Volcker Rule. The FRB stated in the order that it intends to exercise its authority again next year and grant the final one-year extension in order to permit banks and bank holding companies until July 21, 2017 to conform to the requirements of the Volcker Rule.

The final Volcker Rule regulations do provide certain exemptions allowing banking entities to continue underwriting, market-making and hedging activities and trading certain government obligations, as well as various exemptions and exclusions from the definition of “covered funds.” The level of required compliance activity depends on the size of the banking entity and the extent of its trading.

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At June 30, 2015, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $6.8 million. This pool was included in the list of non-exclusive issuers that meet requirements of the interim final rule release by the agencies and therefore was not required to be sold by the Company.

At June 30, 2015, the Company had 11 collateralized loan obligation securities with an amortized cost of $59.9 million and an estimated fair value of $59.7 million. These securities are subject to the provisions of the Volcker Rule. As a result, the Company will likely be required to divest these investments unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding a delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. The Company cannot give assurances that the legislation will or will not be enacted. However, based on the Company’s communication with its investment advisors, in the event that the proposed legislation is not enacted, the Company believes these investments can be modified to avoid a required divestiture under the Volcker Rule.

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

Tax Equivalent Net Interest Income:

This Quarterly Report on Form 10-Q references tax-equivalent interest income. Tax-equivalent interest income is a non-GAAP financial measure. Tax-equivalent interest income assumes a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended June 30, 2015 and 2014 were $167 thousand and $166 thousand, respectively. The fully taxable equivalent adjustments for the six months ended June 30, 2015 and 2014 were $330 thousand and $333 thousand, respectively. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. The following table provides a reconciliation of tax equivalent net interest income to GAAP net interest income using a 35% tax rate:

For the Three Months Ended:

June 30,	2015	2014
Net interest income, as presented	$15,375	$20,612
Effect of tax-exempt income	167	166
Net interest income, tax equivalent	$15,542	$20,778

For the Six Months Ended:

June 30,	2015	2014
Net interest income, as presented	$30,566	$42,004
Effect of tax-exempt income	330	333
Net interest income, tax equivalent	$30,896	$42,337

Core Deposits:

Core deposits are calculated by excluding time deposits and brokered deposits from total deposits. The following table provides a reconciliation of core deposits to GAAP total deposits at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Total deposits	$1,876,721	$2,091,904
Less: Time deposits	329,410	382,088
Less: Brokered deposits	65,465	75,821
Core deposits	$1,481,846	$1,633,995

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in the tables are in thousands)

General Overview

The Company is a bank holding company with headquarters in Mount Laurel, New Jersey. The Bank is the Company’s principal subsidiary. Through the Bank, the Company provides community banking services. At June 30, 2015, the Company had total assets of $2.38 billion, total liabilities of $2.13 billion and total shareholders’ equity of $252.9 million. The Company reported net income available to common shareholders of $2.8 million, or $0.15 per diluted share, and $5.6 million, or $0.30 per diluted share, for the three and six months, respectively, ended June 30, 2015.

In June 2014, the Company adopted a comprehensive strategic restructuring plan to refocus on serving commercial borrowers in the communities in which the Bank operates. Pursuant to the plan, during 2014, the Bank exited Sun Home Loans, its residential mortgage banking origination business and its healthcare and asset-based lending businesses, it sold seven branch locations in the Cape May County area to Sturdy Savings Bank, consolidated three branch locations, significantly reduced classified assets and operating expenses and declared a 1-for-5 reverse stock split. In the first quarter of 2015, the Bank entered into an agreement to sell its Hammonton branch and announced the consolidation of nine additional branches, which resulted in combined restructuring charges of $3.3 million in the six months ending June 30, 2015.

The Company provides an array of community banking services to consumers, small businesses and mid-sized companies. The Company’s lending services to businesses include term loans and lines of credit and commercial mortgages. The Company is a Preferred Lender with both the SBA and the New Jersey Economic Development Authority. The Company’s commercial deposit services include business checking and money market accounts and cash management solutions such as online banking, electronic bill payment and wire transfer services, lockbox services, remote deposit and controlled disbursement services. The Company’s consumer deposit services include checking accounts, savings accounts, money market accounts, certificates of deposit and individual retirement accounts. The Company’s lending services to consumers consist primarily of lines of credit for overdraft sweeps. In addition, the Company, through its wealth management subsidiary, Prosperis Financial Solutions, offers client access to mutual funds, securities brokerage, annuities and investment advisory services. During 2014 and in prior years, the Company offered residential mortgage loans but completed its exit from this business in the second half of 2014. Additionally, the Company has ceased its offering of home equity term loans, home equity lines of credit and installment loans.

As a result of the implementation of the strategic restructuring plan, the Company’s primary lending focus is centered around commercial relationships, specifically commercial real estate and commercial and industrial originations, as well as both originations and participations in multi-family loans. With the Bank’s branch network rationalized, the organization is focusing on enhancing its brand and building a relationship-based deposit gathering strategy which the Company anticipates will generate additional deposit-related income from service charges, cash management and related commercial banking products and services.

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

On March 6, 2015, the Company completed the sale of seven branch locations to Sturdy Savings Bank. In accordance with the sale, the Company sold $153.3 million of deposits, $63.8 million of loans, $4.0 million of fixed assets and $897 thousand of cash. The transaction resulted in a net cash payment of approximately $71.5 by the Company to Sturdy Savings Bank. After transaction costs, the sale resulted in a net gain of $9.2 million in the six months ended June 30, 2015 recorded in gain on sale of bank branches in the unaudited condensed consolidated statements of operations.

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

At June 30, 2015, the Company had approximately $4.6 million of loans in branch assets held-for-sale and $34.7 million in deposits held-for-sale on the unaudited condensed consolidated statements of financial condition.

The economy was sluggish in the first half of 2015. Although interest rates have begun to rise slightly, they remained near historical lows. The unemployment rate in the U.S. declined to 5.3% in June 2015 from 5.5% in March 2015 and from 5.6% in December 2014. While this is the lowest unemployment rate since May 2008, concerns still exist about economic growth as the labor participation rate reached a 37 year low and wage growth has been minimal. Based upon initial estimates, the U.S. gross domestic product for the second quarter of 2015 increased at an annual rate of 2.3% as compared to a revised 0.6% increase in the first quarter of 2015. The increased growth in the second quarter of 2015 was mainly driven by consumer spending which has improved as a result of lower gasoline prices and improvements in the labor market.  Housing, exports and state and local government spending also provided a lift, while the energy sector continued to weigh on growth. At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank, growth in business activity continued in the second quarter of 2015 and continued growth is expected for the remainder of the year. Additionally, employment growth is expected to continue at a moderate level. In Northern New Jersey, business activity is expected to continue to increase at a modest pace. Overall, New Jersey’s unemployment rate remains one of the highest in the U.S. but has declined to 6.1% as of June 2015 as compared to 6.5% in March 2015.

At its latest meeting in July 2015, the Federal Open Market Committee (the “FOMC”) kept the Federal Funds target rate at zero to 0.25% in an effort to help stimulate economic growth. Although FRB officials are suggesting there will be a rate increase, the timing will be based on the pace of economic recovery. The FOMC reiterated that it will raise interest rates with further labor market improvement and is reasonably confident that inflation will return to 2% over the medium term. Additionally, the FOMC is maintaining its existing policy regarding reinvestment of mortgage backed securities and treasury cash flows to sustain its accommodative posture.

Although moderately improving, the economy is still experiencing uncertainty in certain sectors, and, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three and six months ended June 30, 2015.

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

Financial Condition

Total assets declined to $2.38 billion at June 30, 2015 as compared to $2.72 billion at December 31, 2014, mainly due to a decrease in cash and cash equivalents and investment securities, partially offset by an increase in loans receivable. Cash and cash equivalents decreased $269.6 million to $278.9 million at June 30, 2015 as compared to $548.4 million at December 31, 2014, mainly due to the sale of seven branches to Sturdy Savings Bank during the quarter ending March 31, 2015, as well as new loan funding and a reduction in total deposits. Loans receivable, net of allowance for loan losses, increased $71.7 million to $1.56 billion at June 30, 2015 as compared to $1.49 billion at December 31, 2014, primarily due to loan originations of $177.8 million and $98.5 million of multi-family loan participations funded during the six months ending June 30, 2015, partially offset by paydowns.  Investment securities available-for-sale declined $57.3 million to $337.2 million at June 30, 2015, from $394.5 million at December 31, 2014, mainly due to sales of $33.6 million and net paydowns of $23.3 million.

Total liabilities decreased $343.9 million, or 13.9%, to $2.13 billion at June 30, 2015, compared to $2.47 billion at December 31, 2014. The decrease in total liabilities is primarily attributable to a decrease of $215.2 million in total deposits due to managed run-off  and  a decrease of $148.7 million in deposits held-for-sale. Total deposits decreased due to a managed reduction of higher-costing certificates of deposit as they became due. Deposits held-for-sale declined due to the removal of $183.4 million of deposits held-for-sale in connection with the completed sale of branches to Sturdy Savings Bank, partially offset by the $34.7 million of deposits transferred to deposits held-for-sale associated with the pending Hammonton branch sale during six months ended June 30, 2015. The Company has proactively been reducing its deposit balances, specifically public fund deposits to reduce higher yielding deposit balances in a period of excess liquidity.  Advances from the Federal Home Loan Bank of New York increased $24.9 million to $85.7 million at June 30, 2015 as the Company obtained additional funding.

Shareholders’ equity increased $7.6 million to $252.9 million at June 30, 2015, as compared to $245.3 million at December 31, 2014 primarily due to net income of $5.6 million.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at June 30, 2015 and December 31, 2014.

Table 1: Summary of Non-performing Assets and TDRs

	June 30, 2015	December 31, 2014
Non-performing assets:
Non-accrual loans held-for-investment	$5,156	$10,729
Non-accrual loans held-for-sale	389	4,083
Troubled debt restructuring, non-accruing	702	318
Real estate owned, net	—	522
Total non-performing assets	$6,247	$15,652

The Company’s allowance for loan losses decreased to $20.3 million, or 1.29% of gross loans held-for-investment, at June 30, 2015 from $23.2 million, or 1.54% of gross loans held-for-investment, at December 31, 2014. The decrease in reserve balances is due to net charge-offs of $1.7 million and a reduction in the provision for loan losses of $1.2 million recorded during the six months ended June 30, 2015. The reduction in the provision for loan losses was driven by continued improvement in the Company’s credit metrics and the Company’s aggressive reduction in both existing and potential problem loans. The charge-offs were primarily driven by transfers of mostly problem loans identified to be transferred to held-for-sale, which occurred during the six months ended June 30, 2015. Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place to absorb losses inherent in the loan portfolio.

Total non-performing loans held-for-investment decreased $5.2 million to $5.9 million at June 30, 2015 from $11.0 million at December 31, 2014. This decrease was due primarily to the sale of non-performing consumer loans during the three and six months ended June 30, 2015.

Real estate owned, net decreased $522 thousand to zero at June 30, 2015. During the six months ended June 30, 2015, the Company did not transfer any balances from loans into real estate owned. During the same period, one residential property with a total carrying amount of $54 thousand was donated to a charity resulting in a loss of $54 thousand. Additionally, a commercial property with a carrying value of $90 thousand was sold for a gain of $66 thousand.  Finally, a company owned branch with a carrying value of $378 thousand was sold for a loss of $29 thousand.  Net losses on real estate owned liquidations for the six months ended June 30, 2015 were $10 thousand.  At June 30, 2015, the Company did not have any properties in the real estate owned portfolio.

Investment securities available for sale decreased $57.3 million, or 14.5%, from $394.5 million at December 31, 2014 to $337.2 million at June 30, 2015 due primarily to security sales and principal paydowns. Investment securities held to maturity decreased $27 thousand, or 5.5%, from $489 thousand at December 31, 2014 to $462 thousand at June 30, 2015.

Other assets decreased $3.5 million or 16.9%, to $17.0 million at June 30, 2015 from $20.5 million at December 31, 2014. This decrease was primarily the result of paydowns on swap transactions recorded during the three and six months ended June 30, 2015.

For more information on the Company’s financial derivative instruments, see Note 8 of the notes to unaudited condensed consolidated financial statements.

Total borrowings, excluding debentures held by trusts, increased $23.6 million from $69.0 million at December 31, 2014 to $92.6 million at June 30, 2015, mainly due to $24.9 million in new advances from the Federal Home Loan Bank of New York.

The net deferred tax liability increased $761 thousand from December 31, 2014 to a net deferred tax liability of $2.3 million at June 30, 2015. This increase was due primarily to an increase in tax amortization of goodwill. The Company maintains a valuation allowance of $131.2 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company and it is more likely than not that the full deferred tax asset will not be realized.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

Overview. The Company’s net income available to shareholders for the three months ended June 30, 2015 was $2.8 million, or $0.15 per diluted share, compared to net loss of $24.2 million, or a loss of $1.39 per diluted share, for the same period in 2014. The Company’s results in the second quarter of 2015 reflect its execution on the restructuring plan announced in July 2014, including substantial improvements in asset quality, expense management and branch rationalization. During the three months ended June 30, 2015, the Company recorded a negative provision for loan losses of $1.2 million, as compared to a provision for loan losses of $14.8 million during the three months ended June 30, 2014. During the three months ended June 30, 2015 and 2014, the Company recorded mortgage banking revenue of zero and $529 thousand, respectively. This decrease was due to the Company’s strategic decision to exit the mortgage banking business in 2014.

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

Net interest income, on a tax-equivalent basis, decreased $5.2 million to $15.5 million for the three months ended June 30, 2015, from $20.8 million for the same period in 2014. The decrease in net interest income is primarily due to a corresponding decline in average commercial loan balances.

Tax equivalent interest income decreased $6.0 million, or 25.0%, from $23.9 million for the three months ended June 30, 2014, to $18.0 million for the three months ended June 30, 2015 primarily due to a decrease in average commercial loans. Average total loans receivable decreased $521.2 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and the yield on total loans decreased seven basis points during the same time period which resulted in a decrease in interest income on loans of $5.6 million. Interest income from investments decreased $368 thousand which was primarily due to a decrease in average balances of $81.0 million from the three months ended June 30, 2014. Significant pressures on loan yields continued through the second quarter of 2015 due to the competitive lending environment and the Bank’s strategic decision to maintain a very selective approach to new loan relationships.

Interest expense decreased $747 thousand, or 23.6%, for the three months ended June 30, 2015, as compared to the same period in 2014. The decrease was primarily due to a decline in interest-bearing liabilities, primarily reflecting declines in interest-bearing demand deposits and time deposits. The declines in interest-bearing demand deposits and time deposits reflect the branch sale completed in March 2015 as well as a managed reduction in deposit balances. The average interest-bearing deposits decreased $512 million for the three months ended June 30, 2015 to $1.44 billion, from $1.95 billion at June 30, 2014. The Company continued to lower interest rates on its deposit products during the second quarter of 2015 to remain consistent with market rates.

The interest rate spread and net interest margin for the three months ended June 30, 2015 were 2.62% and 2.79%, respectively, compared to 2.89% and 3.03%, respectively, for the same period in 2014. The decline in yield is primarily due to the decrease in the average balance of the commercial loans receivable and a decrease in the average yield earned on commercial loans receivable. The margin decrease is due primarily to the decline in the yield on interest-earning assets of 27 basis points.

Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended June 30, 2015 and 2014. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$1,095,202	$11,285	4.12%	$1,480,491	$15,385	4.16%
Home equity	161,698	1,685	4.17	185,710	1,777	3.83
Residential real estate	271,585	2,443	3.60	338,028	3,187	3.77
Other	2,122	38	7.35	47,554	718	6.03
Total loans receivable	1,530,607	15,451	4.04	2,051,783	21,067	4.11
Investment securities(3)	370,469	2,300	2.48	451,477	2,723	2.41
Interest-earning bank balances	329,218	208	0.25	243,052	154	0.25
Total interest-earning assets	2,230,294	17,959	3.22	2,746,312	23,944	3.49
Non-interest earning assets:
Cash and due from banks	34,014			67,196
Bank properties and equipment, net	36,328			47,586
Goodwill and intangible assets, net	38,188			38,568
Other assets	80,696			82,765
Total non-interest-earning assets	189,226			236,115
Total assets	$2,419,520			$2,982,427
Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$793,954	$345	0.17%	$1,099,385	790	0.29%
Savings deposits	222,372	108	0.19	264,386	177	0.27
Time deposits	418,703	884	0.84	582,840	1,223	0.84
Total interest-bearing deposit accounts	1,435,029	1,337	0.37	1,946,611	2,190	0.45
Short-term borrowings:
Securities sold under agreements to repurchase – customers	29	—	—	598	—	—
Long-term borrowings:
FHLBNY advances(4)	82,416	418	2.03	60,887	315	2.07
Obligations under capital lease	6,916	118	6.82	7,221	127	7.04
Junior subordinated debentures	92,786	545	2.35	92,786	533	2.30
Total borrowings	182,147	1,081	2.37	161,492	975	2.41
Total interest-bearing liabilities	1,617,176	2,418	0.60	2,108,103	3,165	0.60
Non-interest bearing liabilities:
Non-interest-bearing demand deposits	521,563			573,290
Other liabilities	28,392			46,918
Total non-interest bearing liabilities	549,955			620,208
Total liabilities	2,167,131			2,728,311
Shareholders’ equity	252,391			254,116
Total liabilities and shareholders’ equity	$2,419,522			$2,982,427
Net interest income		$15,541			$20,779
Interest rate spread(5)			2.62%			2.89%
Net interest margin(6)			2.79%			3.03%
Ratio of average interest-earning assets to average interest-bearing liabilities			138%			130%

(1)	Average balances include non-accrual loans, loans held-for-sale, branch assets held-for-sale and deposits held-for-sale.

(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)

Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended June 30, 2015 and 2014 were $167 thousand and $166 thousand, respectively.

(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended June 30, 2015 vs. 2014
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(3,954)	$(146)	$(4,100)
Home equity	(186)	94	(92)
Residential real estate	(605)	(139)	(744)
Other	(750)	70	(680)
Total loans receivable	(5,495)	(121)	(5,616)
Investment securities	(458)	35	(423)
Interest-earning deposits with banks	54	—	54
Total interest-earning assets	(5,899)	(86)	(5,985)
Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(179)	(266)	(445)
Savings deposits	(24)	(45)	(69)
Time deposits	(339)	—	(339)
Total interest-bearing deposit accounts	(542)	(311)	(853)
Short-term borrowings:
Securities sold under agreements to repurchase – customers	—	—	—
Long-term borrowings:
FHLBNY advances(2)	109	(6)	103
Obligations under capital lease	(5)	(4)	(9)
Junior subordinated debentures	—	12	12
Total borrowings	104	2	106
Total interest-bearing liabilities	(438)	(309)	(747)
Net change in net interest income	$(5,461)	$223	$(5,238)

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

Provision for Loan Losses. The Company recorded a negative provision for loan losses of $1.2 million during the three months ended June 30, 2015, as compared to a provision for loan losses of $14.8 million for the three months ended June 30, 2014. The provision reduction was driven by continued improvement in the Company’s credit metrics and the Company’s aggressive reduction in both existing and potential problem loans. Total non-performing loans held-for-investment decreased $8.2 million from $14.1 million at June 30, 2014 to $5.9 million at June 30, 2015. The ratio of allowance for loan losses to gross loans held-for-investment was 1.29% at June 30, 2015, as compared to 1.53% at June 30, 2014.  Net recoveries for the three months ended June 30, 2015 were $633 thousand as compared to net charge offs of $20.2 million during the same period in 2014. See “Financial Condition” above.

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

Non-Interest Income. Non-interest income increased $902 thousand to $4.9 million for the three months ended June 30, 2015, as compared to $4.0 million for the same period in 2014. This increase was primarily attributable to the $1.2 million gain recognized on the sale of loans during the quarter ending June 30, 2015.  In addition, other income increased by $1.1 million due to negative derivative credit valuation adjustments of $1.2 million recorded in the three months ended June 30, 2014. These increases were partially offset by a decrease in deposits service charges and fees of $614 thousand due to a reduction in branches and a decrease in mortgage banking revenues, net of $529 thousand due to the Bank’s exit from its residential mortgage banking operations.

Non-Interest Expense. Non-interest expense decreased $15.3 million to $18.4 million for the three months ended June 30, 2015 as compared to $33.7 million for the same period in 2014. This decrease was primarily due to decreases in salaries and employee benefits expense of $7.7 million, other expense of $3.3 million, professional fees of $1.6 million, and equipment expense of $1.1 million. The decreases in salaries and employee benefits expense were due to reduced head count as a result of the comprehensive restructuring plan initiated in the quarter ending June 30, 2014.   The decline in other expense was primarily attributed to reduced loan sale related expenses of $1.8 million and lower charges on real estate owned of $737 thousand.  Professional fees declined due to a significant reduction in the Company’s reliance on third-party consultants. The decrease in equipment expense was due to the reduction in branches over the past year.

Income Tax Expense. Income tax expense decreased $73 thousand for the three months ended June 30, 2015 from $357 thousand for the three months ended June 30, 2014. The tax expense in the second quarter of 2015 relates to the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets which was first recorded in the first quarter of 2013. The income tax expense will decline as individual intangible assets are fully amortized for tax purposes. As the Company remained in a cumulative loss position at June 30, 2015, a full deferred tax valuation allowance is still considered appropriate. The deferred tax asset balance and the related valuation allowance will decrease as the Company generates net income.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

Overview. The Company recognized net income available to shareholders for the six months ended June 30, 2015 of $5.6 million, or $0.30 per common share, compared to a net loss of $26.2 million, or $1.50 per common share, for the same period in 2014.  During the six months ended June 30, 2015 and 2014, the Company recorded a negative loan loss provision of $1.2 million and $14.8 million provision expense, respectively.

Net Interest Income. Net interest income, on a tax-equivalent basis, decreased $11.4 million to $30.9 million for the six months ended June 30, 2015, from $42.3 million for the same period in 2014.

Tax equivalent interest income decreased $13.0 million, or 26.6%, from $48.7 million for the six months ended June 30, 2014, to $35.8 million for the six months ended June 30, 2015. Average total loans receivable decreased $563.4 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 and the yield on total loans decreased 11 basis points during the same time period which resulted in a decrease in interest income on loans of $12.4 million. Interest income from investments decreased $598 thousand which was primarily due to a decrease in average balances of $73.1 million from the six months ended June 30, 2014.

Interest expense decreased $1.5 million, or 23.8%, for the six months ended June 30, 2015, as compared to the same period in 2014. The decrease was primarily due to a decline in interest-bearing liabilities, primarily reflecting declines in interest-bearing demand deposits and time deposits. The declines in interest-bearing demand deposit and time deposits reflect the branch sale completed in March 2015 as well as a managed reduction in deposit balances.

The interest rate spread and net interest margin for the six months ended June 30, 2015 were 2.52% and 2.68%, respectively, compared to 2.90% and 3.04%, respectively, for the same period in 2014.

Table 4 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the six months ended June 30, 2015 and 2014. Average balances are derived from daily balances.

Table 4: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$1,073,526	$22,089	4.12%	$1,520,246	$31,735	4.17%
Home equity	172,664	3,533	4.09	210,986	4,222	4.00
Residential real estate	277,856	4,842	3.49	334,749	6,145	3.67
Other	2,675	84	6.28	24,100	815	6.76
Total loans receivable	1,526,721	30,548	4.00	2,090,081	42,917	4.11
Investment securities(3)	381,494	4,729	2.48	454,590	5,421	2.39
Interest-earning bank balances	401,702	505	0.25	231,645	292	0.25
Total interest-earning assets	2,309,917	35,782	3.10	2,776,316	48,630	3.50
Non-interest earning assets:
Cash and due from banks	40,331			67,269
Bank properties and equipment, net	39,465			48,093
Goodwill and intangible assets, net	38,188			38,709
Other assets	81,475			85,302
Total non-interest-earning assets	199,459			239,373
Total assets	$2,509,376			$3,015,689
Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$844,124	$751	0.18%	$1,124,284	1,597	0.28%
Savings deposits	230,865	235	0.20	265,837	357	0.27
Time deposits	443,238	1,857	0.84	595,459	2,515	0.84
Total interest-bearing deposit accounts	1,518,227	2,843	0.37	1,985,580	4,469	0.45
Short-term borrowings:
Securities sold under agreements to repurchase – customers	101	—	—	502	—	—
Long-term borrowings:
FHLBNY advances(4)	71,647	728	2.03	60,908	628	2.06
Obligations under capital lease	6,955	238	6.84	7,257	250	6.89
Junior subordinated debentures	92,786	1,077	2.32	92,786	1,065	2.30
Total borrowings	171,489	2,043	2.38	161,453	1,943	2.41
Total interest-bearing liabilities	1,689,716	4,886	0.58	2,147,033	6,412	0.60
Non-interest bearing liabilities:
Non-interest-bearing demand deposits	540,572			566,486
Other liabilities	27,902			49,631
Total non-interest bearing liabilities	568,474			616,117
Total liabilities	2,258,190			2,763,150
Shareholders’ equity	251,187			252,540
Total liabilities and shareholders’ equity	$2,509,377			$3,015,690
Net interest income		$30,896			$42,218
Interest rate spread(5)			2.52%			2.90%
Net interest margin(6)			2.68%			3.04%
Ratio of average interest-earning assets to average interest-bearing liabilities			137%			129%

(1)	Average balances include non-accrual loans, loans held-for-sale, branch assets held-for-sale and deposits held-for-sale.

(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)

Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the six months ended June 30, 2015 and 2014 were $331 thousand and $333 thousand, respectively.

(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets

Table 5: Rate/Volume(1)

	For the Six Months Ended June 30, 2015 vs. 2014
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(9,268)	$(378)	$(9,646)
Home equity	(696)	7	(689)
Residential real estate	(1,011)	(292)	(1,303)
Other	(677)	(54)	(731)
Total loans receivable	(11,652)	(717)	(12,369)
Investment securities	(724)	32	(692)
Interest-earning deposits with banks	213	—	213
Total interest-earning assets	(12,163)	(685)	(12,848)
Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(348)	(498)	(846)
Savings deposits	(41)	(81)	(122)
Time deposits	(658)	—	(658)
Total interest-bearing deposit accounts	(1,047)	(579)	(1,626)
Short-term borrowings:
Securities sold under agreements to repurchase – customers	—	—	—
Long-term borrowings:
FHLBNY advances(2)	101	(1)	100
Obligations under capital lease	(10)	(2)	(12)
Junior subordinated debentures	—	12	12
Total borrowings	91	9	100
Total interest-bearing liabilities	(956)	(570)	(1,526)
Net change in net interest income	$(11,207)	$(115)	$(11,322)

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

Provision for Loan Losses. The Company recorded a negative provision for loan losses of $1.2 million during the six months ended June 30, 2015, as compared to a provision for loan losses of $14.8 million for the same period in 2014. The provision reduction was driven by continued improvement in the Company’s credit metrics and the Company’s aggressive reduction in both existing and potential problem loans. Total non-performing loans held-for-investment decreased $8.2 million from $14.1 million at June 30, 2014 to $5.9 million at June 30, 2015. The ratio of allowance for loan losses to gross loans held-for-investment was 1.29% at June 30, 2015, as compared to 1.53% at June 30, 2014.  Net charge offs for the six months ended June 30, 2015 were $1.7 million as compared to net charge offs of $21.9 million during the same period in 2014. See “Financial Condition” above.

Non-Interest Income. Non-interest income increased $9.0 million to $18.0 million for the six months ended June 30, 2015, as compared to $9.0 million for the same period in 2014. This increase was primarily attributable to the gain recognized on the sale of certain branches to Sturdy Savings Bank.

Non-Interest Expense. Non-interest expense decreased $18.0 million to $43.6 million for the six months ended June 30, 2015 as compared to $61.6 million for the same period in 2014. This decrease was primarily due to decreases in salaries and employee benefits expense of $10.9 million, other expense of $4.5 million, and professional fees of $2.3 million. The decreases in salaries and employee benefits expense were due to reduced head count as a result of the comprehensive restructuring plan initiated in the quarter ending June 30, 2014.   The decline in other expense was primarily attributed to reduced loan sale related expenses of $2.2 million, lower charges on real estate owned of $811 thousand, lower mortgage recourse provision of $460 thousand, and reduced problem loan costs of $413 thousand.  Professional fees decreased mainly due to reductions in consulting fees of $1.2 million and legal fees of $714 thousand.

Income Tax Expense. Income tax expense decreased $148 thousand for the six months ended June 30, 2015 from $716 thousand for the six months ended June 30, 2014. The tax expense recorded in 2015 relates to the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets which was first recorded in the first quarter of 2013. The income tax expense will decline as individual intangible assets are fully amortized for tax purposes. As the Company remained in a cumulative loss position at June 30, 2015, a full deferred tax valuation allowance is still considered appropriate. The deferred tax asset balance and the related valuation allowance will decrease as the Company generates net income.

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

The major source of the Company’s funding on a consolidated basis is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained in a variety of wholesale funding sources as well, including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other securities and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. During the second quarter of 2015, the Company continued to lower deposit rates to align itself with the market and continued to manage its excess cash position while undergoing the restructuring.

Core deposits, which exclude all certificates of deposit, decreased by $152.1 million to $1.48 billion, or 79.0% of total deposits, at June 30, 2015, as compared to $1.63 billion, or 78.1% of total deposits, at December 31, 2014. This decrease occurred due to managed deposit reductions. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $116.7 million, of which none was utilized as of June 30, 2015, and the FHLBNY of approximately $172.6 million, of which $85.7 million was utilized as of June 30, 2015. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $35 million, of which none were utilized as of June 30, 2015. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of June 30, 2015, the Company had a par value of $238.1 million and $160.4 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company’s primary uses of funds are loan originations, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending June 30, 2015 totaled $273.5 million, or approximately 69.3% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs. At June 30, 2015, the Company had $250.3 million of cash held at the FRB. It is anticipated that these excess funds will be strategically deployed in 2015.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits would not exceed 6.0% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At June 30, 2015, the Bank’s brokered deposits represented 3.2% of its total liabilities.

Management is working towards taking all of the necessary actions for the Bank to become fully compliant with all requirements of the OCC Agreement.

The OCC also imposed an individual minimum capital requirement on the Bank. An individual minimum capital requirement requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be “well capitalized.” In accordance with the individual minimum capital requirement, the Bank is required to maintain a Leverage Capital ratio at least equal to 8.50% of adjusted total assets, a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At June 30, 2015, the Bank exceeded all of the three capital ratio requirements established by the OCC as its Leverage Capital ratio was 11.46%, its Tier 1 Capital ratio was 17.54%, and its Total Capital ratio was 18.79%.

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

At June 30, 2015, the Bank exceeded all regulatory capital requirements and is in compliance with our capital plan. The Bank’s Tier 1 risk-based capital ratio, Tier 1 common equity capital risk-based capital ratio, Tier 1 risk-based capital ratio and leverage capital ratio were 18.79%, 17.54%, 17.54% and 11.46%, respectively. The Company’s Tier 1 risk-based capital ratio, Tier 1 common equity capital risk-based capital ratio, Tier 1 risk-based capital ratio and leverage capital ratio were 20.81%, 13.78%, 17.72% and 11.26%, respectively.

The Final Capital Rules also revised the “Prompt Corrective Action” regulations of FDICIA. Prior to January 1, 2015, a bank was considered “well capitalized” if its ratio of total capital to risk-weighted assets was at least 10%, its ratio of Tier 1 (core) capital to risk-weighted assets was at least 6%, its ratio of core capital to total assets was at least 5%, and it was not subject to any order or directive by the OCC to meet a specific capital level. As of June 30, 2015, the Bank was within the required ratios for classification as “well capitalized,” although due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.” Under the Final Capital Rules, effective January 1, 2015, to be well capitalized, a national bank must maintain a Total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater and a Tier 1 leverage capital ratio of 5.0% or greater and not be subject to any order or directive by the OCC to meet a specific capital level.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of June 30, 2015:

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015(2)
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$324,062	20.81%	$124,603	8.00%	N/A
Sun National Bank	291,925	18.79	124,262	8.00	$155,328	10.00%
Tier 1 common equity capital ratio (to risk- weighted assets):
Sun Bancorp, Inc.	214,574	13.78	70,089	4.50	N/A
Sun National Bank	272,489	17.54	69,897	4.50	100,963	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	268,222	17.22	93,452	6.00	N/A
Sun National Bank	272,489	17.54	93,197	6.00	124,262	8.00
Leverage capital:
Sun Bancorp, Inc.	268,222	11.26	95,254	4.00	N/A
Sun National Bank	272,489	11.46	95,119	4.00	118,899	5.00

(1)	Not applicable for bank holding companies.
(2)

The Basel III guidelines and the Dodd-Frank Act established a new minimum Tier 1 common equity risk-based capital ratio and revised the “Prompt Corrective Action” regulations, effective January 1, 2015.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2015, $52.6 million of a total of $90.0 million in capital securities qualified as Tier 1 with $37.4 million qualifying as Tier 2.

Dividend Restrictions

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained net income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to our net loss position over the last two years, any proposed dividends from the Bank to the Company will be subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under FDICIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. Further, pursuant to the terms of the OCC Agreement, the Bank may not pay dividends if it is not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval. The Bank did not seek OCC approval to pay a dividend in 2014 or the first six months of 2015.

Volcker Rule

On December 10, 2013, the FRB, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in Section 619 of the Dodd-Frank Act. While the Dodd-Frank Act provided that banks and bank holding companies were required to conform their activities and investments by July 21, 2014, in connection with issuing the final Volcker Rule, the FRB extended the conformance period until July 21, 2015. The FRB is permitted, by rule or order, to extend the conformance period for one year at a time, for a total of not more than 3 years. On December 18, 2014, the FRB issued an order that further extends until July 21, 2016 the conformance period under the Volcker Rule. The FRB stated in the order that it intends to exercise its authority again next year and grant the final one-year extension in order to permit banks and bank holding companies until July 21, 2017 to conform to the requirements of the Volcker Rule.

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At June 30, 2015, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $6.8 million. This pool was included in the list of non-exclusive issuers that meet the requirements of the interim final rule released by the agencies and therefore was not required to be sold by the Company.

At June 30, 2015, the Bank had 11 collateralized loan obligation securities with an amortized cost of $59.9 million and an estimated fair value of $59.7 million. These securities are subject to the provisions of the Volcker Rule. As a result, the Company will likely be required to divest these investments unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding the delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. The Company cannot give assurances that the legislation will or will not be enacted. However, based on the Company’s communications with its investment advisors, in the event that the proposed legislation is not enacted, the Company believes these investments can be modified to avoid a required divestiture under the Volcker Rule.

At June 30, 2015, the Bank had one non-rated single issuer security with an amortized cost of $3.2 million and an estimated fair value of $3.4 million. This security is not subject to the provisions of the Volcker Rule.

See Note 13 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at June 30, 2015 was $15.2 million and the portion of the exposure not covered by collateral was approximately $176 thousand. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at June 30, 2015 and December 31, 2014 was $637 thousand and $603 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. As of June 30, 2015, the Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 460, Guarantees. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of June 30, 2015 and December 31, 2014 was $731 thousand and $758 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

At June 30, 2015, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $316.4 million representing a positive one-year gap ratio of 13.3%. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at June 30, 2015 shows a position that is asset sensitive and will benefit from a rise in interest rates. A large factor causing this asset sensitive position is the high levels of cash on the Company’s balance sheet, which the Company intends to strategically deploy in 2015. After this excess liquidity is deployed, the Company expects that its interest rate risk profile will be more neutral. The net income simulation results are impacted by high cash levels, an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile as of June 30, 2015. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Instantaneous Change in Interest Rates (Basis Points)	Percentage Change in Net Interest Income Year 1
+300	15.1%
+200	10.1%
+100	5.1%
-100	1.1%

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
Date: August 7, 2015
/s/ Thomas M. O’Brien
Thomas M. O’Brien
President and Chief Executive Officer
(Duly Authorized Representative)

Date: August 7, 2015
/s/ Thomas R. Brugger
Thomas R. Brugger
Executive Vice President and Chief Financial Officer
(Duly Authorized Representative)