Form 10-Q
period 2015-09-30
SUN BANCORP INC /NJ/
filed 2015-11-09
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Common Stock, $5.00 Par Value – 18,669,647 Shares Outstanding at November 6, 2015

TABLE OF CONTENTS

		Page Number
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2015 and December 31, 2014	3
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2015 and 2014	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine months Ended September 30, 2015 and 2014	5
	Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Nine months Ended September 30, 2015 and 2014	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2015 and 2014	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	59
Item 4.	Controls and Procedures	60
PART II – OTHER INFORMATION		61
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	61
Signatures		62
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
	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
	Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$29,158	$42,548
Interest earning bank balances	258,705	505,885
Cash and cash equivalents	287,863	548,433
Restricted cash	5,000	13,000
Investment securities available for sale (amortized cost of $298,988 and $394,733 at September 30, 2015 and December 31, 2014, respectively)	297,325	394,500
Investment securities held to maturity (estimated fair value of $250 and $501 at September 30, 2015 and December 31, 2014, respectively)	250	489
Loans receivable (net of allowance for loan losses of $18,913 and $23,246 at September 30, 2015 and December 31, 2014, respectively)	1,509,268	1,486,898
Loans held-for-sale, at lower of cost or market	—	4,083
Branch assets held-for-sale	—	69,064
Restricted equity investments, at cost	15,641	14,961
Bank properties and equipment, net	32,328	40,155
Real estate owned, net	909	522
Accrued interest receivable	4,817	5,397
Goodwill	38,188	38,188
Bank owned life insurance (BOLI)	80,659	79,132
Other assets	16,775	20,526
Total assets	$2,289,023	$2,715,348
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$1,819,532	$2,091,904
Branch deposits held-for-sale	—	183,395
Securities sold under agreements to repurchase - customers	—	1,156
Advances from the Federal Home Loan Bank of New York (FHLBNY)	85,653	60,787
Obligations under capital lease	6,795	7,035
Junior subordinated debentures	92,786	92,786
Deferred taxes, net	1,774	1,514
Other liabilities	26,998	31,448
Total liabilities	2,033,538	2,470,025

Commitments and contingencies (see Note 11)

Shareholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $5 par value, 40,000,000 shares authorized; 18,901,124 shares issued and 18,669,647 shares outstanding at September 30, 2015; 18,900,877 shares issued and 18,615,950 shares outstanding at December 31, 2014.	94,506	94,504
Additional paid-in capital	512,290	514,075
Retained deficit	(338,994)	(347,762)
Accumulated other comprehensive loss	(984)	(138)
Deferred compensation plan trust	(599)	(599)
Treasury stock at cost, 231,477 shares at September 30, 2015 and 284,927 shares at December 31, 2014.	(10,734)	(14,757)
Total shareholders' equity	255,485	245,323
Total liabilities and shareholders' equity	$2,289,023	$2,715,348

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans	$15,479	$19,307	$46,028	$62,223
Interest on taxable investment securities	1,672	2,140	5,549	6,583
Interest on non-taxable investment securities	236	306	851	923
Dividends on restricted equity investments	202	202	613	643
Total interest income	17,589	21,955	53,041	70,372
INTEREST EXPENSE:
Interest on deposits	1,263	2,057	4,106	6,526
Interest on funds borrowed	554	435	1,520	1,314
Interest on junior subordinated debentures	555	542	1,632	1,607
Total interest expense	2,372	3,034	7,258	9,447
Net interest income	15,217	18,921	45,783	60,925
PROVISION FOR LOAN LOSSES	(1,762)	—	(2,980)	14,803
Net interest income after provision for loan losses	16,979	18,921	48,763	46,122
NON-INTEREST INCOME:
Deposit service charges and fees	1,711	2,541	5,564	7,399
Interchange fees	512	624	1,610	1,817
Gain on sale of bank branches	1,318	—	10,553	—
Gain on sale of loans	205	—	1,444	—
Gain on sale of investment securities	1,466	—	1,468	50
Investment products income	490	635	1,567	1,967
BOLI income	512	484	1,527	1,414
Other income	239	411	688	974
Total non-interest income	6,453	4,695	24,421	13,621
NON-INTEREST EXPENSE:
Salaries and employee benefits	9,489	11,818	29,199	42,402
Occupancy expense	3,289	2,980	11,290	10,798
Equipment expense	2,008	1,695	7,022	5,800
Data processing expense	1,197	1,299	3,809	3,777
Professional fees	838	1,423	2,385	5,262
Insurance expense	1,138	1,443	3,479	4,268
Advertising expense	521	567	979	1,676
Problem loan expense	66	294	1,092	1,492
Other expense	1,339	2,613	4,210	10,222
Total non-interest expense	19,885	24,132	63,465	85,697
INCOME (LOSS) BEFORE INCOME TAXES	3,547	(516)	9,719	(25,954)
INCOME TAX EXPENSE	383	309	951	1,025
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,164	$(825)	$8,768	$(26,979)

Basic earnings (loss) per share	$0.17	$(0.05)	$0.47	$(1.54)
Diluted earnings (loss) per share	$0.17	$(0.05)	$0.47	$(1.54)

Weighted average shares - basic	18,668,791	17,949,643	18,639,482	17,574,246
Weighted average shares - diluted	18,738,517	17,949,643	18,689,037	17,574,246

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Three
	Months Ended
	September 30,
	2015	2014
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,164	$(825)
Other Comprehensive Income (Loss), net of tax
Unrealized losses on securities:
Unrealized holding losses arising during period	(1,998)	(193)
Less: reclassification adjustment for gains included in net income	866	-
Other comprehensive loss	(1,132)	(193)
COMPREHENSIVE INCOME (LOSS)	$2,032	$(1,018)

	For the Nine
	Months Ended
	September 30,
	2015	2014
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$8,768	$(26,979)
Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during period	(1,714)	6,517
Less: reclassification adjustment for gains included in net income	868	30
Other comprehensive (loss) income	(846)	6,547
COMPREHENSIVE INCOME (LOSS)	$7,922	$(20,432)

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
			Additional		Other	Deferred
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Treasury
	Stock	Stock	Capital	Deficit	Loss	Plan Trust	Stock	Total

BALANCE, January 1, 2014	$—	$88,711	$506,719	$(317,954)	$(7,055)	$(522)	$(24,562)	$245,337
Net loss	—	—	—	(26,979)	—	—	—	(26,979)
Other comprehensive income	—	—	—	—	6,547	—	—	6,547
Exercise of stock options	—	—	(30)	—	—	—	37	7
Capital raise	—	5,666	14,259	—	—	—	—	19,925
Issuance of common stock	—	47	(5,810)	—	—	(77)	7,542	1,702
Stock-based compensation	—	—	(206)	—	—	—	714	508
BALANCE, September 30, 2014	$—	$94,424	$514,932	$(344,933)	$(508)	$(599)	$(16,269)	$247,047

BALANCE, January 1, 2015	$—	$94,504	$514,075	$(347,762)	$(138)	$(599)	$(14,757)	$245,323
Net income	—	—	—	8,768	—	—	—	8,768
Other comprehensive income	—	—	—	—	(846)	—	—	(846)
Exercise of stock options	—	—	(53)	—	—	—	68	15
Issuance of common stock	—	2	(2,886)	—	—	—	3,668	784
Stock-based compensation	—	—	1,154	—	—	—	287	1,441
BALANCE, September 30, 2015	$—	$94,506	$512,290	$(338,994)	$(984)	$(599)	$(10,734)	$255,485

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$8,768	$(26,979)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(2,980)	14,803
Increase in reserve for unfunded commitments	49	285
Depreciation, amortization and accretion	6,062	5,536
Impairment of bank properties and equipment and real estate owned	2,640	489
Loss on sale of real estate owned	1	331
Net gain on sales and calls of investment securities available-for-sale	(1,469)	(50)
Gain on sale of mortgage loans	—	(1,811)
Gain on bulk sale of jumbo residential mortgage loans, net	—	(135)
Gain on sale of branches	(10,553)	—
Gain on sale of commercial and consumer loans	(1,444)	(311)
Change in fair value of loans held-for-sale	—	947
Decrease in fair value of interest rate lock commitments	—	119
Derivative credit valuation adjustments	(70)	(140)
Increase in cash surrender value of BOLI	(1,527)	(1,414)
Deferred income taxes	852	1,025
Stock-based compensation	1,441	508
Shares contributed to employee benefit plans	—	1,787
Mortgage loans originated for sale	—	(76,596)
Proceeds from the sale of mortgage loans	—	88,442
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	580	1,460
Other assets	(2,590)	21
Other liabilities	(383)	(1,635)
Net cash provided by operating activities	(623)	6,682
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(12,576)	(23,523)
Net (purchase) redemption of restricted equity securities	(680)	2,040
Proceeds from maturities, prepayments or calls of investment securities available for sale	55,889	46,572
Proceeds from maturities, prepayments or calls of investment securities held to maturity	37	75
Proceeds from the sale of investment securities available-for-sale	55,068	18,276
Proceeds from sale of commercial real estate loans	—	57,147
Proceeds from sale of commercial and consumer loans	10,081	15,682
Proceeds from sale of branch loans	63,756	—
Proceeds from bulk sale of jumbo residential mortgage loans	—	46,729
Proceeds from sale of branches	11,578	—
Cash transferred to held-for-sale	—	(1,078)
Transfer restricted cash to cash and cash equivalents	8,000	13,000
Net (increase) decrease in loans	(23,722)	294,021
Purchases of bank properties and equipment	(469)	(1,629)
Proceeds from sale of bank properties and equipment	4,387	—
Proceeds from sale of repossessed assets	—	123
Proceeds from sale of real estate owned	503	1,391
Net cash provided by investing activities	171,852	468,826
FINANCING ACTIVITIES
Net decrease in deposits	(272,194)	(259,056)
Cash paid in sale of deposits	(183,690)	—
Net (redemptions) issuances of securities sold under agreements to repurchase – customer	(1,156)	485
Borrowings (repayments) of advances from FHLBNY	24,866	(126)
Repayment of obligations under capital leases	(240)	(220)
Proceeds from issuance of common stock	600	20,000
Proceeds from exercise of stock options	15	—
Net cash used in financing activities	(431,799)	(238,917)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(260,570)	236,591
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	548,433	267,762
CASH AND CASH EQUIVALENTS, END OF PERIOD	$287,863	$504,353
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,401	$9,698
Income taxes paid	—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Transfers of loans and bank property to real estate owned	909	567
Trade liability from purchase of investment securities	1,181	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

(1) Organization

Sun Bancorp, Inc. (the “Company”) is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is the parent company of Sun National Bank (the “Bank”), a national bank and the Company’s principal wholly owned subsidiary. The Bank’s wholly owned subsidiaries are Prosperis Financial Solutions, LLC (formerly Sun Financial Services, LLC) (“Prosperis Financial Solutions”), 2020 Properties, L.L.C. and 4040 Properties, L.L.C.

The Company’s principal business is to serve as a holding company for the Bank. Through the Bank, the Company provides commercial and consumer banking services. The Bank is in the business of attracting customer deposits through its Community Banking Centers and investing these funds, together with borrowed funds and cash from operations, in loans, primarily commercial real estate, small business non-real estate loans, as well as mortgage-backed and investment securities. The principal business of Prosperis Financial Solutions is to offer mutual funds, securities brokerage, annuities and investment advisory services through the Bank’s Community Banking Centers. The principal business of 2020 Properties, L.L.C. and 4040 Properties, L.L.C. is to acquire and thereafter liquidate certain real estate and other assets in satisfaction of debts previously contracted by the Bank. The Company’s five capital trusts, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII and Sun Capital Trust VIII, collectively, the “Issuing Trusts,” are presented on a deconsolidated basis. The Issuing Trusts, consisting of four Delaware business trusts and one Connecticut business trust, hold junior subordinated debentures issued by the Company.

As of September 30, 2015, the Company had 35 locations primarily throughout New Jersey, including 31 branch offices. The Company also had one loan production office located in each of New York and Pennsylvania.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income (loss), changes in equity and cash flows in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”).

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment (“OTTI”) on investment securities, goodwill, income taxes, stock-based compensation and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications. Certain reclassifications have been made to prior periods in the unaudited condensed consolidated statements of operations to conform to current reporting. On the unaudited condensed consolidated statements of operations, commission expense, which was previously reported in a separate line item, has been included within the combined financial statement caption of salaries and employee benefits. In addition, several items associated with retail service fees which were previously included within other income have been combined with the previous financial statement caption of service charges on deposit accounts into a new financial statement caption of deposit service charges and fees. Interchange fees were reclassified from other income into a new financial statement caption. In addition, certain other financial statement captions were reclassified into other income and other expense due to the immaterial nature of the amounts. There was no impact from these reclassifications on the Company’s results of operations or cash flows for the three and nine months ended September 30, 2014. The table below reports the impact of these reclassifications to the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014:

Three Months Ended September 30, 2014	As Reclassified	As Reported
Non-interest income:
Deposit service charges and fees	$2,541	$—
Service charges on deposit accounts	—	2,285
Interchange fees	624	—
Mortgage banking revenue, net	—	423
Derivative credit valuation adjustment	—	11
Other	411	857
Non-interest expense:
Salaries and employee benefits	11,818	11,265
Commission expense	—	553
Amortization of intangible assets	—	238
Real estate owned expense, net	—	71
Office supplies expense	—	217
Other	2,613	2,087

Nine Months Ended September 30, 2014	As Reclassified	As reported
Non-interest income:
Deposit service charges and fees	$7,399	$—
Service charges on deposit accounts	—	6,651
Interchange fees	1,817	—
Mortgage banking revenue, net	—	1,587
Derivative credit valuation adjustment	—	(1,189)
Other	974	3,141
Non-interest expense:
Salaries and employee benefits	42,402	40,141
Commission expense	—	2,261
Amortization of intangible assets	—	805
Real estate owned expense, net	—	917
Office supplies expense	—	753
Other	10,222	7,747

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

Segment Information. As defined in accordance with FASB ASC 280, Segment Reporting, the Company has one reportable and operating segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk. In addition, the Company’s chief operating decision maker reviews the Company’s financial data on a consolidated basis when assessing financial performance. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

Investment Securities. The Company’s investment portfolio includes both held-to-maturity and available-for-sale securities. The purchase and sale of the Company’s investment securities are recorded based on trade date accounting. At September 30, 2015 and December 31, 2014 the Company had $1.2 million of unsettled investment purchases and $0 in unsettled transactions, respectively. The following provides further information on the Company’s accounting for debt securities:

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

In accordance with FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets (FASB ASC 325-40), and FASB ASC 320, Investment – Debt and Equity Securities (FASB ASC 320), the Company evaluates its securities portfolio for OTTI throughout the year. Each investment, which has a fair value less than the book value, is reviewed on a quarterly basis by management. Management considers, at a minimum, whether the following factors exist that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining the Company’s intent is a review of capital adequacy, interest rate risk profile and liquidity at the Company. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary. During the three and nine months ended September 30, 2015 and 2014, it was determined there were no other-than-temporarily impaired investments. As a result, the Company did not record credit related OTTI charges through earnings during the three and nine months ended September 30, 2015 and 2014.

Loans Held-For-Sale. Loans held-for-sale totaled $0 and $4.1 million at September 30, 2015 and December 31, 2014, respectively, and consist of consumer loans which are recorded at the lower of cost or market. The loans held-for-sale at December 31, 2014 were originated as held-for-investment and subsequently transferred to held-for-sale as a result of the Company’s intent to sell these loans.

Allowance for Loan Losses. The allowance for loan losses is determined by management based upon past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors. The allowance for loan losses is maintained at a level that management considers adequate to provide for incurred losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral. While management uses the best information available to make such evaluations, future adjustments to the allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The provision for loan losses is based upon historical loan loss experience, a series of qualitative factors and an evaluation of incurred losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC 310, Receivables (“FASB ASC 310”). Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays of less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and qualitative factors. Included in these qualitative factors are:

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

Commercial loans, including commercial real estate loans, are placed on non-accrual status at the time the loan has been delinquent for 90 days unless the loan is well secured and in the process of collection, and are charged-off no later than 180 days after becoming delinquent unless the loan is well secured and in the process of collection, or other extenuating circumstances support collection. Residential real estate loans are typically placed on non-accrual status at the time the loan has been delinquent for 90 days, and are generally charged off no later than 180 days after becoming delinquent. Other consumer loans are placed on non-accrual status at the time the loan has been delinquent for 90 days, and are typically charged-off at 180 days delinquent. In all cases, loans must be placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tests goodwill for impairment annually as of December 31, unless circumstances indicate that a test is required at an earlier date. The Company elected to not apply the qualitative evaluation option permitted under Accounting Standards Update (“ASU”) 2011-8, Intangibles – Goodwill and Other (Topic 35): Testing Goodwill for Impairment issued in September 2011. Therefore, the Company utilizes the two-step goodwill impairment test outlined in FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”). Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment, or one level below an operating segment, as defined in FASB ASC 280. The Company has one reportable operating segment, “Community Banking,” and there are no components to this operating segment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. At December 31, 2014, the Company performed its annual goodwill impairment test, and step one of the analysis indicated that the Company’s fair value was greater than its carrying value; therefore, the Company’s goodwill was not impaired at December 31, 2014. Since that time, no event has occurred nor have circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The carrying amount of goodwill totaled $38.2 million at both September 30, 2015 and December 31, 2014.

Bank Owned Life Insurance (“BOLI”). The Company has purchased life insurance policies on certain key employees. These policies are recorded at their cash surrender value, or the amount that can be realized in accordance with FASB ASC 325-30, Investments in Insurance Contracts. At September 30, 2015, the Company had $27.6 million invested in a general account and $53.1 million in a separate account, for a total BOLI cash surrender value of $80.7 million. The BOLI separate account is invested in a mortgage-backed securities fund, which is managed by an independent investment firm. Pricing volatility of these underlying instruments may have an impact on investment income; however, the fluctuations would be partially mitigated by a stable value wrap agreement which is a component of the separate account. Income from these policies and changes in the cash surrender value are recorded in BOLI income of the unaudited condensed consolidated statements of operations.

Income Taxes. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the unaudited condensed consolidated statements of operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment is applied when addressing the requirements of FASB ASC 740. At September 30, 2015, the Company had a valuation allowance of $130.4 million against its gross deferred tax asset. As the Company remained in a cumulative loss position, the deferred tax valuation allowance is still appropriate at September 30, 2015. The net deferred tax liability of $1.8 million in the unaudited condensed consolidated statements of financial condition at September 30, 2015 primarily represents the tax liability created from the goodwill amortization recorded for tax purposes and not for book purposes.

Accumulated Other Comprehensive Income (Loss). The Company classifies items of accumulated comprehensive income (loss) by their nature and displays the details of other comprehensive income (loss) in the unaudited condensed consolidated statements of comprehensive income. Amounts categorized as comprehensive income (loss) represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any OTTI loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income (loss) for the period. These reclassifications for the three and nine months ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended September 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding loss on securities available for sale during the period	$(3,379)	$1,381	$(1,998)	$(327)	$134	$(193)
Reclassification adjustment for net gains included in net income	1,466	(600)	866	-	-	-
Net unrealized loss on securities available for sale	$(1,913)	$781	$(1,132)	$(327)	$134	$(193)

	For the Nine Months Ended September 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding (loss) gain on securities available for sale during the period	$(2,897)	$1,183	$(1,714)	$11,017	$(4,500)	$6,517
Reclassification adjustment for net gains included in net income	1,468	(600)	868	50	(20)	30
Net unrealized (loss) gain on securities available for sale	$(1,429)	$583	$(846)	$11,067	$(4,520)	$6,547

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

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606): Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40), Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Background Information and Basis for Conclusions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the considerations to which the entity expects to be entitled in exchange for those goods or services. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

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

The sale was completed on March 6, 2015. The Company sold $149.6 million of deposits, $63.8 million of loans, $4.0 million of fixed assets and $897 thousand of cash. The transaction resulted in a net cash payment of approximately $71.5 million by the Company to Sturdy Savings Bank. After transaction costs, the sale resulted in a net gain of $9.2 million in the nine months ended September 30, 2015 recorded in gain on sale of bank branches in the unaudited condensed consolidated statements of operations.

On March 31, 2015, the Company announced that it entered into an agreement with Cape Bancorp, Inc., pursuant to which the Bank agreed to sell the Bank’s Hammonton branch assets and related deposits and loans (the “Hammonton Agreement”). The sale was completed on August 28, 2015.  The Company sold $32.0 million of deposits, $4.8 million of loans, $354 thousand of fixed assets and $143 thousand of cash.  The transaction resulted in a net cash payment of approximately $25.5 million by the Company to Cape Bancorp, Inc.  After transaction costs, the sale resulted in a net gain in the three months ended September 30, 2015 of $1.3 million recorded in gain on sale of bank branches in the unaudited condensed consolidated statements of operations.

The following summarizes the branch assets and liabilities classified as held-for-sale at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Assets:
Cash	$-	$1,064
Loans held-for-sale	-	63,965
Properties and equipment	-	4,035
Total branch assets held-for-sale	$-	69,064
Liabilities:
Deposits held-for-sale	$-	183,395

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

The Company’s stock-based incentive plans authorize the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of (or share units with respect to) common stock (“Stock Awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, advisory directors, employees and other persons to promote the success of the Company. Under the Company’s stock-based incentive plans, Options generally expire 10 years after the date of grant, unless terminated earlier under the Option’s terms. For both Options and Stock Awards, a committee of non-employee directors has the authority to determine the conditions upon which the Options or Stock Awards granted will vest. Options are granted at the then fair market value of the Company’s stock. All or a portion of any Stock Awards earned as compensation by a director may be deferred under the Company’s Directors’ Deferred Fee Plan.

In March 2015, the Board of Directors of the Company approved the Sun Bancorp, Inc. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”). The 2015 Plan, which was approved by shareholders in May 2015, became effective in May 2015 and replaced the 2014 Performance Equity Plan, the 2010 Stock-Based Incentive Plan, the 2010 Performance Plan and the 2004 Stock-Based Incentive Plan, as amended. The purpose of the 2015 Plan is to give the Company a competitive advantage in attracting, retaining and motivating officers, employees, directors and consultants and to provide the Company and its subsidiaries and affiliates with a compensation plan providing incentives for future performance of services directly linked to the profitability of the Company’s businesses and increases in Company shareholder value. The 2015 Plan authorizes the issuance of 1,400,000 shares of common stock pursuant to awards that may be granted in the form of Options and Stock Awards. Under the 2015 Plan, Options expire 10 years after the date of grant, unless terminated earlier under the option terms. For both Options and Stock Awards, a Committee of non-employee directors has the authority to determine the conditions upon which the Options or Stock Awards granted will vest. At September 30, 2015, there were no Options and 50,864 Stock Awards granted under the 2015 Plan.

Activity in the Company’s stock option plans for the nine months ended September 30, 2015 and September 30, 2014 was as follows:

Summary of Options Activity

		Weighted
	Number	Average	Number
	of	Exercise	of Options
	Options	Price	Exercisable
Outstanding as of January 1, 2015	318,900	$28.34	161,984
Granted	218,760	18.92	—
Exercised	(811)	15.19	—
Forfeited	(16,767)	17.47	—
Expired	(10,366)	64.17	—
Outstanding as of September 30, 2015	509,716	$23.95	162,634
Options vested or expected to vest(1)	477,338	$24.33	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

		Weighted
	Number	Average	Number
	of	Exercise	of Options
	Options	Price	Exercisable
Outstanding as of January 1, 2014	298,308	$36.80	249,853
Granted	143,296	19.33	—
Exercised	(298)	15.43	—
Forfeited	(19,496)	16.98	—
Expired	(88,016)	43.87	—
Outstanding as of September 30, 2014	333,794	$28.61	171,549
Options vested or expected to vest(1)	321,224	$29.06	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 7.5 years for Options outstanding and 4.3 years for Options exercisable as of September 30, 2015.

At September 30, 2015, the aggregate intrinsic value was $206 thousand for Options outstanding and $59 thousand for Options exercisable.

During the nine months ended September 30, 2015 and 2014, the Company granted 218,760 Options and 143,296 Options, respectively, from the Company’s 2010 Stock-Based Incentive Plan. In accordance with FASB ASC 718, the fair value of the Options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of an Option is estimated using historical exercise behavior of employees at a particular level of management who were granted Options with a comparable term. The Options have historically been granted with a 10 year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the Options for the nine months ended September 30, 2015 and 2014 are as follows:

	For the Nine
	Months Ended
	September 30,
	2015	2014
Weighted average fair value of Options granted	$6.16	$8.21
Weighted average risk-free rate of return	1.35%	1.31%
Weighted average expected option life in months	46	48
Weighted average expected volatility	40%	54%
Expected dividends(1)	$—	$—

(1)	To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested Stock Award activity during the nine months ended September 30, 2015 and 2014 are presented in the following tables:

Summary of Nonvested Stock Award Activity

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value
Nonvested Stock Awards outstanding, January 1, 2015	248,654	$14.22
Issued	50,864	18.90
Vested	(7,645)	18.60
Forfeited	(4,300)	15.91
Nonvested Stock Awards outstanding, September 30, 2015	287,573	$14.91

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value
Nonvested Stock Awards outstanding, January 1, 2014	86,367	$15.65
Issued	112,803	19.80
Vested	(8,403)	17.26
Forfeited	(34,600)	15.41
Nonvested Stock Awards outstanding, September 30, 2014	156,167	$18.60

There were 50,864 shares of nonvested Stock Awards issued during the nine months ended September 30, 2015 and 112,803 nonvested Stock Awards issued during the nine months ended September 30, 2014. The value of these shares is based upon the closing price of the Company’s common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the nonvested Stock Awards issued. The Stock Awards issued during the nine months ended September 30, 2015 and 2014 are treated as stock units for which shares of common stock will be issued only in the event of and upon vesting of the awards.

Total compensation expense recognized related to Options and nonvested Stock Awards, including that for non-employee directors, during the three and nine months ended September 30, 2015 was $527 thousand and $1.4 million, respectively, as compared to $276 thousand and $508 thousand, respectively, for the three and nine months ended September 30, 2014. As of September 30, 2015, there was approximately $1.5 million and $3.2 million of total unrecognized compensation cost related to Options and nonvested Stock Awards, respectively. The cost of the Options and Stock Awards is expected to be recognized over a weighted average period of 3.3 years and 2.8 years, respectively.

(5) Investment Securities

The amortized cost of investment securities and the approximate fair value at September 30, 2015 and December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Available for sale:
U.S. Treasury securities	$2,493	$7	$—	$2,500
U.S. Government agency securities	4,975	—	(48)	4,927
U.S. Government agency mortgage-backed securities	218,626	2,800	(590)	220,836
Other mortgage-backed securities	185	—	(1)	184
State and municipal securities	—	—	—	—
Trust preferred securities	12,017	—	(3,241)	8,776
Collateralized loan obligations	59,937	9	(598)	59,347
Other securities	755	—	—	755
Total available for sale	$298,988	$2,816	$(4,478)	$297,325
Held to maturity:
U.S. Government agency mortgage-backed securities	—	—	—	—
Other securities	250	—	—	250
Total held to maturity	250	-	-	250
Total investment securities	$299,238	$2,816	$(4,478)	$297,575

December 31, 2014
Available for sale:
U.S. Treasury securities	$2,499	$4	$—	$2,503
U.S. Government agency securities	4,973	—	(187)	4,786
U.S. Government agency mortgage-backed securities	263,215	2,992	(1,051)	265,156
Other mortgage-backed securities	265	—	—	265
State and municipal obligations	28,981	1,941	—	30,922
Trust preferred securities	12,014	—	(2,604)	9,410
Collateralized loan obligations	69,931	—	(1,328)	68,603
Other securities	12,855	—	—	12,855
Total available for sale	394,733	4,937	(5,170)	394,500
Held to maturity:
U.S. Government agency mortgage-backed securities	239	12	—	251
Other securities	250	—	—	250
Total held to maturity	489	12	—	501
Total investment securities	$395,222	$4,949	$(5,170)	$395,001

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2015
U.S. Government agency securities	$—	$—	$4,927	$(48)	$4,927	$(48)
U.S. Government agency mortgage-backed securities	19,627	(50)	28,675	(540)	48,302	(590)
Other mortgage-backed securities	184	(1)	—	—	184	(1)
Trust preferred securities	—	—	8,776	(3,241)	8,776	(3,241)
Collateralized loan obligations	10,421	(57)	44,927	(541)	55,348	(598)
Total	$30,232	$(108)	$87,305	$(4,370)	$117,537	$(4,478)

December 31, 2014
U.S. Government agency securities	$—	$—	$4,786	$(187)	$4,786	$(187)
U.S. Government agency mortgage-backed securities	7,801	(35)	33,453	(1,016)	41,254	(1,051)
Trust preferred securities	—	—	9,410	(2,604)	9,410	(2,604)
Collateralized loan obligations	23,710	(256)	44,894	(1,072)	68,604	(1,328)
Total	$31,511	$(291)	$92,543	$(4,879)	$124,054	$(5,170)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations applies, the guidance requires the Company to record an OTTI charge to earnings on debt securities for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations applies, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the unaudited condensed consolidated statements of financial condition. Application of this guidance resulted in no OTTI charges during the three and nine months ended September 30, 2015 and 2014.

As of September 30, 2015, the Company’s cumulative OTTI balance was $10.2 million. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the three and nine months ended September 30, 2015 and 2014.

U.S. Government Agency Securities. At September 30, 2015, the gross unrealized loss in the category of 12 months or longer of $48 thousand consisted of one agency security with an estimated fair value of $4.9 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of September 30, 2015, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security before recovery, which may be maturity, and management expects to recover the entire amortized cost basis of the security.

U.S. Government Agency Mortgage-Backed Securities. At September 30, 2015, the gross unrealized loss in the category of less than 12 months of $50 thousand consisted of 11 mortgage-backed securities with an estimated fair value of $19.6 million. The gross unrealized loss in the category of 12 months or longer of $540 thousand consisted of six mortgage-backed securities with an estimated fair value of $28.7 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors certain factors such as market rates and possible credit deterioration to determine if an OTTI exists. As of September 30, 2015, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Collateralized Loan Obligation Securities. At September 30, 2015, the gross unrealized loss in the category of less than 12 months of $57 thousand consisted of one AAA and two AA-rated collateralized loan obligation securities with a total estimated fair value of $10.4 million. The gross unrealized loss in the category of 12 months or longer of $541 thousand consisted of four AAA and three AA-rated collateralized loan obligation securities with a total estimated fair value of $44.9 million. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of September 30, 2015, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

At September 30, 2015, the Company had seven collateralized loan obligation securities with an amortized cost of $36.0 million and an estimated fair value of $35.5 million. These securities are subject to the provisions of the Volcker Rule. As a result, the Company will likely be required to divest these investments unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding a delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. The Company cannot give assurances that the legislation will or will not be enacted. However, based on the Company’s communication with its investment advisors, in the event that the proposed legislation is not enacted, the Company believes these investments can be modified to avoid a required divestiture under the Volcker Rule. Subsequent to September 30, 2015, two of the collateralized loan obligation securities noted above were modified such that they are now compliant with the Volcker Rule requirements. See Note 13 of the notes to unaudited condensed consolidated financial statements for more information regarding the Volcker Rule.

Trust Preferred Securities. At September 30, 2015, the gross unrealized loss in the category of 12 months or longer of $3.2 million consisted of two trust preferred securities. The trust preferred securities are comprised of one non-rated single issuer security with an amortized cost of $3.2 million and a fair value of $3.1 million and one investment grade rated pooled security with an amortized cost of $8.8 million and an estimated fair value of $5.7 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The pooled security is in a senior position in the capital structure. The security had a 3.3 times principal coverage. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% of defaults or deferrals’ every three years with no recovery rate. As of September 30, 2015, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

At September 30, 2015, the book value of the non-rated single issuer trust preferred security approximates fair value. The financial performance of the non-rated single issuer trust preferred security is monitored on a quarterly basis using data from the issuer’s most recent regulatory reports to assess the probability of cash flow impairment. Expected future cash flows are projected by incorporating the contractual cash flow of the security adjusted, if necessary, for potential changes in the amount or timing of cash flows due to the underlying creditworthiness of the issuer and covenants in the security.

In August 2009, the issuer of the non-rated single issuer trust preferred security elected to defer its normal quarterly dividend payment. As contractually permitted, the issuer may defer dividend payments up to five years with accumulated dividends, and interest on those deferred dividends, payable upon the resumption of its scheduled dividend payments. The issuer is currently operating under an agreement with its regulators. The agreement stipulates that the issuer must receive permission from its regulators prior to resuming its scheduled dividend payments. In September 2014, the deferred dividends of $590 thousand were paid by the issuer. In December 2014, the issuer made its normal dividend payment of $25 thousand. As this security was deemed to be in non-performing status during 2014, these 2014 payments were recorded as a reduction of outstanding principal for this security. Due to sustained performance, this security was upgraded to performing status in the first quarter of 2015. In March 2015, the Company received another dividend payment of $25 thousand, which was recognized as interest income. Subsequent quarterly dividend payments were received as scheduled and recognized as interest income.

During the three and nine months ended September 30, 2015, the Company did not record an OTTI credit-related charge related to this single issuer trust preferred security. Based on the Company’s most recent evaluation, and based upon the aforementioned receipt of dividend payments, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The cumulative OTTI on this security as of September 30, 2015 was $1.2 million. Based upon the current capital position of the issuer and recent improvements in the financial performance of the issuer, the Company concluded that an additional impairment charge was not warranted at September 30, 2015.

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. The pooled security was included in the non-exclusive list of issuers that meet the requirements of the interim final rule release by the agencies and therefore will not be required to be sold by the Company. The single issuer security is not subject to the provisions of the Volcker rule. See Note 13 of the notes to unaudited condensed consolidated financial statements for more information regarding the Volcker Rule.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at September 30, 2015 and December 31, 2014 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
September 30, 2015
Due in one year or less	$754	$754	$—	$—
Due after one year through five years	2,493	2,500	250	250
Due after five years through ten years	36,964	36,494	—	—
Due after ten years	39,966	36,557	—	—
Total investment securities, excluding mortgage- backed securities	80,177	76,305	250	250
U.S. Government agency mortgage-backed securities	218,626	220,836	—	—
Other mortgage-backed securities	185	184	—	—
Total investment securities	$298,988	$297,325	$250	$250

December 31, 2014
Due in one year or less	$15,106	$15,109	$—	$—
Due after one year through five years	1,181	1,240	250	250
Due after five years through ten years	25,347	25,707	—	—
Due after ten years	89,619	87,023	—	—
Total investment securities, excluding mortgage- backed securities	131,253	129,079	250	250
U.S. Government agency mortgage-backed securities	263,215	265,156	239	251
Other mortgage-backed securities	265	265	—	—
Total investment securities	$394,733	$394,500	$489	$501

At September 30, 2015, the Company had $12.8 million, amortized cost, and $12.8 million estimated fair value, of investment securities pledged to secure public deposits. As of September 30, 2015, the Company had $118.8 million, amortized cost, and $120.2 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(6) Loans

The components of loans as of September 30, 2015 and December 31, 2014 were as follows:

Loan Components

	September 30, 2015	December 31, 2014
Commercial:
Commercial and industrial	$218,767	$242,494
CRE owner occupied	229,478	278,651
CRE non-owner occupied	607,375	461,631
Land and development	63,468	70,156
Consumer:
Home equity lines of credit	133,324	156,926
Home equity term loans	13,177	17,239
Residential real estate	257,678	276,993
Other	4,914	6,054
Total gross loans held-for-investment	1,528,181	1,510,144
Allowance for loan losses	(18,913)	(23,246)
Net loans held-for-investment	$1,509,268	$1,486,898

The following table is a comparison of the Company’s non-accrual loans as of the dates indicated:

Loans on Non-Accrual Status

	September 30, 2015	December 31, 2014
Commercial:
Commercial & industrial	$237	$155
Commercial, held-for-sale	—	28
CRE owner occupied	660	3,268
CRE owner occupied, held-for-sale	—	32
CRE non-owner, held-for-sale	—	229
Consumer:
Home equity lines of credit	4	1,348
Home equity lines of credit, held-for-sale	—	1,228
Home equity term loans	92	407
Home equity term loans, held-for-sale	—	286
Residential real estate	2,121	5,117
Residential real estate, held-for-sale	—	2,280
Other	7	432
Total non-accrual loans	$3,121	$14,810
Troubled debt restructuring, non-accrual	$534	$318

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

As of September 30, 2015, the Company had $23.7 million outstanding on four residential construction, commercial construction and land development relationships for which the agreements included interest reserves. As of December 31, 2014, the Company had $44.7 million outstanding on nine residential construction, commercial construction and land development relationships for which the agreements included interest reserves. The total amount available in those reserves to fund interest payments was $210 thousand and $1.9 million at September 30, 2015 and December 31, 2014, respectively. There were no relationships with interest reserves which were on non-accrual status at September 30, 2015 and December 31, 2014. Construction projects are monitored throughout their lives by the Company through either internal resources or professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

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

(7) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Nine Months Ended September 30, 2015
			Residential
		Home	Real
	Commercial	Equity(1)	Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$15,834	$3,238	$3,513	$661	$23,246
Charge-offs	(1,123)	(2,815)	(2,339)	(142)	(6,419)
Recoveries	3,845	368	815	38	5,066
Net charge-offs	2,722	(2,447)	(1,524)	(104)	(1,353)
Provision for loan losses	(6,251)	2,234	1,572	(535)	(2,980)
Ending balance	$12,305	$3,025	$3,561	$22	$18,913
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$12,305	$3,025	$3,561	$22	$18,913
Financing Receivables:
Ending balance	$1,119,088	$146,501	$257,678	$4,914	$1,528,181
Ending balance: individually evaluated for impairment	$999	$96	$2,505	$6	$3,606
Ending balance: collectively evaluated for impairment	$1,118,089	$146,405	$255,173	$4,908	$1,524,575

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Nine Months Ended September 30, 2014
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$27,828	$3,375	$2,898	$1,436	$35,537
Charge-offs	(18,859)	(2,639)	(1,811)	(3,262)	(26,571)
Recoveries	2,112	199	193	267	2,771
Net charge-offs	(16,747)	(2,440)	(1,618)	(2,995)	(23,800)
Provision for loan losses	8,355	2,481	2,041	1,926	14,803
Ending balance	$19,436	$3,416	$3,321	$367	$26,540
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$19,436	$3,416	$3,321	$367	$26,540
Financing Receivables:
Ending balance	$1,196,767	$173,227	$299,838	$6,577	$1,676,409
Ending balance: individually evaluated for impairment	$3,202	$3,550	$6,948	$142	$13,842
Ending balance: collectively evaluated for impairment	$1,193,565	$169,677	$292,890	$6,435	$1,662,567

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

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

Home Equity Loans. This segment consists of both home equity lines of credit and home equity term loans on single family residences. These loans rely on the personal income of the borrower for repayment which may be impacted by economic conditions, such as unemployment levels, interest rates and the housing market. These loans are primarily secured by second liens on the property, which serves as the secondary source of repayment. The secondary source of repayment may be impaired by the real estate market and local regulations. The Company ceased all origination activity on home equity lines of credit and all home equity term loans in the second half of 2014.

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

The allowance for loan losses was $18.9 million and $23.2 million at September 30, 2015 and December 31, 2014, respectively. The ratio of allowance for loan losses to gross loans held-for-investment was 1.24% at September 30, 2015 and 1.54% at December 31, 2014.

The provision for loan losses charged to expense is based upon historical loan loss and recovery experience, a series of qualitative factors and an evaluation of incurred losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC 310, Receivables (“FASB ASC 310”). Values assigned to the qualitative factors and those developed from historic loss and recovery experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform.

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

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

Impaired Loans As of September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Nine Months Ended September 30, 2015
With no related allowance:
Commercial:
Commercial & industrial	$229	$730	$—	$234	$—	$—
Commercial & industrial, held-for-sale	—	—	—	73	—	—
CRE owner occupied	765	2,255	—	883	—	—
CRE owner occupied, held-for-sale	—	—	—	167	—	—
CRE non-owner occupied	—	—	—	114	—	—
CRE non-owner occupied, held-for-sale	—	—	—	119	—	—
Consumer:
Home equity lines of credit	4	4	—	50	—	—
Home equity lines of credit, held-for-sale	—	—	—	—	—	—
Home equity term loans	92	99	—	97	—	—
Residential real estate	2,505	2,713	—	3,065	—	—
Residential real estate, held-for-sale	—	—	—	736	—	—
Other	7	11	—	7	—	—
Other, held-for-sale	—	—	—	22	—	—
With an allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—
CRE owner occupied	—	—	—	—	—	—
Consumer:
Other	—	—	—	—	—	—
Total commercial	$994	$2,985	$—	$1,590	$—	$—
Total consumer	$2,608	$2,827	$—	$3,977	$—	$—

Impaired Loans As of December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Year Ended December 31, 2014
With no related allowance:
Commercial:
Commercial & industrial	$147	$149	$—	$161	$19	$—
Commercial & industrial, held-for- sale	28	50	—	52	—	—
CRE owner occupied	3,297	4,499	—	3,875	—	—
CRE owner occupied, held-for-sale	32	74	—	136	—	—
CRE non-owner occupied, held-for- sale	229	352	—	53	—	—
Land and development	140	223	—	181	—	—
Consumer:
Residential real estate	4,852	5,587	3	4,513	—	97
Residential real estate, held-for-sale	3,478	4,984	—	1,365	—	—
Home Equity Lines of Credit	405	456	—	420	—	—
Home Equity Lines of Credit, held-for-sale	619	903	—	1,282	—	—
Home Equity Term Loans	1,347	1,863	—	1,385	—	—
Home Equity Term Loans, held-for-sale	3,266	4,743	—	3,735	—	—
Other	150	348	—	138	—	—
With an allowance recorded:
Commercial:
Commercial & industrial	$—	$—	$—	$—	$—	$—
CRE owner occupied	—	—	—	—	—	—
Consumer:
Other	—	—	—	—	—	—
Total commercial	$3,873	$5,348	$—	$4,458	$19	$97
Total consumer	$14,118	$18,884	$3	$12,836	$—	$—

In accordance with FASB ASC 310, those impaired loans for which the collateral is sufficient to support the outstanding principal do not result in a specific allowance for loan losses. Included in impaired loans at September 30, 2015 were four TDRs, for which the collateral is sufficient to support the outstanding principal, one of which was in accruing status. In addition, there were no TDRs at September 30, 2015 that included a commitment to lend additional funds as of September 30, 2015.

There were zero and three new TDR agreements entered into during the three and nine months ended September 30, 2015, respectively. The following table presents a summary of the Company’s TDR agreements entered into during the nine months ended September 30, 2015.

	Troubled Debt Restructurings
	For the Nine Months Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential real estate	3	$546	$484

There were no new TDR agreements entered into during the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2015 and 2014, the Company did not have any TDR agreements that had subsequently defaulted that were entered into within the respective preceding twelve months.

The following table presents the Company’s distribution of risk ratings within the Company’s held-for-investment loan portfolio, segregated by class, as of September 30, 2015 and December 31, 2014:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non- owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other	Total
As of September 30, 2015
Grade:
Pass	$211,057	$224,724	$607,375	$63,468	$132,989	$13,083	$254,886	$4,907	$1,512,489
Special Mention	7,480	2,400	—	—	—	—	—	—	9,880
Substandard	230	2,354	—	—	335	94	2,792	7	5,812
Doubtful	—	—	—	—	—	—	—	—	—
Total	$218,767	$229,478	$607,375	$63,468	$133,324	$13,177	$257,678	$4,914	$1,528,181
As of December 31, 2014
Grade:
Pass	$235,985	$267,018	$451,921	$70,018	$155,084	$16,819	$272,044	$5,902	$1,474,791
Special Mention	6,304	6,669	—	—	—	—	—	—	12,973
Substandard	205	4,964	9,710	138	1,842	420	4,949	152	22,380
Doubtful	—	—	—	—	—	—	—	—	—
Total	$242,494	$278,651	$461,631	$70,156	$156,926	$17,239	$276,993	$6,054	$1,510,144

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

The following table presents the Company’s analysis of past due loans, segregated by class of loans, as of September 30, 2015 and December 31, 2014:

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables
As of September 30, 2015
Commercial:
Commercial & industrial	$2,236	$—	$237	$2,473	$216,294	$218,767
CRE owner occupied	—	214	1,413	1,627	227,851	229,478
CRE non-owner occupied	269	—	—	269	607,106	607,375
Land and development	5,286	—	—	5,286	58,182	63,468
Consumer:
Home equity lines of credit	511	328	—	839	132,485	133,324
Home equity term loans	10	28	—	38	13,139	13,177
Residential real estate	6,052	1,396	358	7,806	249,872	257,678
Other	287	1	7	295	4,619	4,914
Total	$14,651	$1,967	$2,015	$18,633	$1,509,548	$1,528,181
As of December 31, 2014
Commercial:
Commercial & industrial	$4,212	$105	$151	$4,468	$238,026	$242,494
CRE owner occupied	1,685	23	1,321	3,029	275,622	278,651
CRE non-owner occupied	2,786	166	—	2,952	458,679	461,631
Land and development	—	—	140	140	70,016	70,156
Consumer:
Home equity lines of credit	2,001	903	796	3,700	153,226	156,926
Home equity term loans	254	188	147	589	16,650	17,239
Residential real estate	4,183	670	3,719	8,572	268,421	276,993
Other	45	12	136	193	5,861	6,054
Total	$15,166	$2,067	$6,410	$23,643	$1,486,501	$1,510,144

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

The Company previously entered into interest rate swaps with a counterparty whereby the Company makes payments based on a fixed interest rate and receives payments from the counterparty based on a floating interest rate, both calculated based on the principal amount of the underlying subordinated note, without the exchange of the underlying principal. The Company no longer enters into these interest rate swap transactions, the last of which occurred in August 2007. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). The critical terms assessed by the Company for each hedge of subordinated notes include the notional amounts of the swap compared to the principal amount of the notes, expiration/maturity dates, benchmark interest rate, prepayment terms and cash payment dates. At September 30, 2015 and December 31, 2014, the total outstanding notional amount of these swaps was $6.1 million and $8.9 million, respectively. For each of these swap agreements, the floating rate is based on the one-month London Interbank Offered

Rate (“LIBOR”) paid on the first day of the month which matches the interest payment date on each subordinated note. The expiration dates for these swap agreements range from October 1, 2015 to August 1, 2022 and are consistent with the underlying subordinated note maturities and the swaps had a fair value of $0 at inception. At hedge inception and on an ongoing basis, conditions supporting hedge effectiveness are evaluated. The Company believes that all conditions required in FASB ASC 815-20-25-104 have been met, as all terms of the subordinated note and the interest rate swap match. Because the Company’s evaluations have concluded that the critical terms of the subordinated notes and the interest rate swaps meet the criteria outlined in FASB ASC 815-20-25-104, the “short-cut” method of accounting is applied, which assumes there is no ineffectiveness of a hedging arrangement’s ability to hedge risk as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying subordinated notes, as described above. Because the hedging arrangement is considered perfectly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of September 30, 2015 and December 31, 2014.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at September 30, 2015 and December 31, 2014:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	September 30, 2015		December 31, 2014
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$6,137	$(439)	$8,937	$(765)

Summary of Interest Rate Swap Components

	September 30, 2015	December 31, 2014
Weighted average pay rate	7.26%	7.24%
Weighted average receive rate	2.01%	2.09%
Weighted average maturity in years	1.6	2.1

Customer Derivatives – Interest Rate Swaps. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $70 thousand and $140 thousand in expense resulting from fair value adjustments during the nine months ended September 30, 2015 and 2014, respectively, which were included in other income in the unaudited condensed consolidated statements of operations.

	September 30, 2015		December 31, 2014
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$122,827	$7,377	$174,524	$12,294
Other liabilities	(122,827)	(7,432)	174,524	(12,419)

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at September 30, 2015 and December 31, 2014 was $20.6 million and $29.2 million, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $7.9 million and $13.2 million at September 30, 2015 and December 31, 2014, respectively.

(9) Deposits

Deposits consist of the following major classifications:

	September 30, 2015	December 31, 2014
Interest-bearing demand deposits	$726,520	$861,914
Non-interest-bearing demand deposits	519,144	548,064
Savings deposits	203,286	224,017
Time certificates under $100,000	192,914	231,111
Time certificates $100,000 or more	119,659	150,977
Brokered time deposits	58,009	75,821
Total	$1,819,532	$2,091,904

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

Earnings (loss) Per Share Computation

	For the Three Months Ended September 30,
	2015	2014
Net income (loss)	$3,164	$(825)
Average common shares outstanding	18,668,791	17,949,643
Net effect of dilutive common stock equivalents	69,726	—
Adjusted average shares outstanding – dilutive	18,738,517	17,949,643
Basic income (loss) per share	$0.17	$(0.05)
Diluted income (loss) per share	$0.17	$(0.05)

	For the Nine Months Ended September 30,
	2015	2014
Net income (loss)	$8,768	$(26,979)
Average common shares outstanding	18,639,482	17,574,246
Net effect of dilutive common stock equivalents	49,555	—
Adjusted average shares outstanding – dilutive	18,689,037	17,574,246
Basic income (loss) per share	$0.47	$(1.54)
Diluted income (loss) per share	$0.47	$(1.54)

(11) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $14.2 million and $17.5 million at September 30, 2015 and December 31, 2014, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of September 30, 2015, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at September 30, 2015 and December 31, 2014 was $653 thousand and $603 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Reserve for Residential Mortgage Loans Sold with Recourse

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. The Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of September 30, 2015 and December 31, 2014 was $726 thousand and $758 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

FASB ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
September 30, 2015	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,500	$2,500	$—	$—
U.S. Government agency securities	4,927	—	4,927	—
U.S. Government agency mortgage-backed securities	220,836	—	220,836	—
Other mortgage-backed securities	184	—	184	—
Trust preferred securities	8,776	—	—	8,776
Collateralized loan obligations	59,347	—	59,347	—
Other securities	755	755	—	—
Hedged commercial loans	6,576	—	6,576	—
Interest rate swaps	7,377	—	7,377	—
Liabilities:
Fair value interest rate swaps	439	—	439	—
Interest rate swaps	7,432	—	7,432	—

December 31, 2014
Assets:
Investment securities available for sale:
U.S. Treasury securities	2,503	2,503	—	—
U.S. Government agency securities	4,786	—	4,786	—
U.S. Government agency mortgage-backed securities	265,156	—	265,156	—
Other mortgage-backed securities	265	—	265	—
State and municipal obligations	30,922	—	30,922	—
Trust preferred securities	9,410	—	—	9,410
Collateralized loan obligations	68,603	—	68,603	—
Other securities	12,855	12,855	—	—
Hedged commercial loans	9,726	—	9,726	—
Interest rate swaps	12,294	—	12,294	—
Liabilities:
Fair value interest rate swaps	765	—	765	—
Interest rate swaps	12,419	—	12,419	—

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

The cash flow model for the pooled issue owned by the Company at September 30, 2015 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 4.00% for the pooled security and 5.25% for the single issuer. An increase or decrease of three percentage points in the discount rate on the pooled issue would result in a decrease of $3.3 million or an increase of $1.8 million in the security fair value, respectively. An increase or decrease of three percentage points in the discount on the single issuer would result in a decrease of $571 thousand or an increase of $962 thousand in the security fair value, respectively.

The following provides details of the Level 3 fair value measurement activity for the three and nine months ended September 30, 2015 and 2014:

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Investment Securities

	For the Three Months Ended September 30,
	2015	2014
Balance, beginning of period	$10,103	$9,473
Total gains, realized/unrealized:
Included in earnings	1	—
Included in accumulated other comprehensive income	(1,328)	816
Purchases	—
Maturities	—	—
Prepayments	—	(589)
Calls	—	—
Transfers out of Level 3	—	—
Balance, end of period	$8,776	$9,700

	For the Nine Months Ended September 30,
	2015	2014
Balance, beginning of period	$9,410	$7,967
Total gains, realized/unrealized:
Included in earnings	3	—
Included in accumulated other comprehensive income	(637)	2,322
Purchases	—	—
Maturities	—	—
Prepayments	—	(589)
Calls	—	—
Transfers out of Level 3	—	—
Balance, end of period	$8,776	$9,700

There were no transfers between the three levels for the three and nine months ended September 30, 2015 and 2014. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, loans held-for-sale, bank properties and equipment, bank properties transferred into other real estate owned and SBA servicing assets at fair value on a non-recurring basis. At September 30, 2015 and 2014, these assets were valued in accordance with GAAP and, except for impaired loans, real estate owned and loans held-for-sale included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820. The related changes in fair value for the nine months ended September 30, 2015 and 2014 are as follows:

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets /
	Total	Level 1	Level 2	Level 3	Liabilities
September 30, 2015
Assets:
Impaired loans	$1,222	$—	$—	$1,222	$(821)

September 30, 2014
Assets:
Impaired loans	$2,796	$—	$—	$2,796	$(3,711)
Real estate owned	226	—	—	226	(264)
Loans held-for-sale, at lower of cost or market	2,770	—	2,770	—	(3,079)

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

While the loan policy dictates that a loan be assigned to the special assets department when it is placed on non-accrual status, there is a need for loan officers to consistently and accurately determine collateral values when a loan is initially designated as criticized or classified. The most effective means of determining the fair value of real estate collateral at a point in time is by obtaining a current appraisal or evaluation of the property. In anticipation of the receipt of a current appraisal or evaluation, the Company will provide for an alternative and interim means of determining the fair value of the real estate collateral, such as broker pricing.

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

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. There were no impaired loans with specific reserves at both September 30, 2015 and 2014. There were no charge-offs recorded on impaired loans with a specific reserve during both the nine months ended September 30, 2015, and 2014. Impaired loans held-for-investment with an aggregate carrying amount of $1.2 million and $2.8 million at September 30, 2015 and 2014, respectively, did not include specific reserves as the value of the underlying collateral was not below the carrying amount. However, these loans did include charge-offs of $821 thousand, of which $336 thousand related to loans that were fully charged off at September 30, 2015 and $4.0 million, of which $3.7 million related to loans which were fully charged off at September 30, 2014.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned can also include bank properties transferred from operations. These assets are carried at the lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the nine months ended September 30, 2015 and 2014, the Company recorded a decrease in fair value on commercial properties of $0 and $197 thousand, respectively, and $0 and $68 thousand on consumer properties, respectively. These adjustments were based upon unobservable inputs, and therefore categorized as Level 3 measurements.

The SBA servicing assets are reviewed for impairment in accordance with FASB ASC 860, Transfers and Servicing. Because loans are sold individually and not pooled, the Company does not stratify groups of loans based on risk characteristics for purposes of measuring impairment. The Company measures the SBA servicing assets by estimating the present value of expected future cash flows for each servicing asset, based on their unique characteristics and market-based prepayment assumptions. This is a Level 3 input. A valuation allowance is recorded for the amount by which the carrying amount of the servicing asset exceeds the calculated fair value. The Company had a valuation allowance of $177 thousand on its SBA servicing assets at both September 30, 2015 and December 31, 2014.

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

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$29,158	$29,158	$42,548	$42,548
Interest-earning bank balances	258,705	258,705	505,885	505,885
Restricted cash	5,000	5,000	13,000	13,000
Investment securities available for sale	297,325	297,325	394,500	394,500
Investment securities held-to-maturity	250	250	489	501
Loans receivable, net	1,502,692	1,484,016	1,477,172	1,412,372
Loans held-for-sale, at lower of cost or market	—	—	4,083	4,083
Hedged commercial loans(1)	6,576	6,576	9,726	9,726
Branch assets held-for-sale	—	—	69,064	69,064
Restricted equity investments	15,641	15,641	14,961	14,961
Interest rate swaps	7,377	7,377	12,294	12,294

Liabilities:
Demand deposits	1,245,664	1,233,783	1,409,978	1,444,488
Savings deposits	203,286	197,495	224,017	232,572
Time deposits	370,582	383,142	457,909	458,233
Deposits held-for-sale	—	—	183,395	199,469
Securities sold under agreements to repurchase – customers	—	—	1,156	1,156
Advances from FHLBNY	85,653	87,144	60,787	60,935
Junior subordinated debentures	92,786	63,323	92,786	67,837
Fair value interest rate swaps	439	439	765	765
Interest rate swaps	7,432	7,432	12,419	12,419

(1)

Includes positive market value adjustment of $439 thousand and $765 thousand at September 30, 2015 and December 31, 2014, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

Furthermore, the Final Capital Rules added a requirement for a minimum common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, or the Conservation Buffer, to be applied to the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the total capital ratio. The required minimum Conservation Buffer will be phased in incrementally between 2016 and 2019. If a bank’s or bank holding company’s Conservation Buffer is less than the required minimum and its net income for the four calendar quarters preceding the applicable calendar quarter, net of any capital distributions and associated tax effects not already reflected in net income (“Eligible Retained Income”) is negative, it would be prohibited from making capital distributions or certain discretionary cash bonus payments to executive officers. As a result, under the Final Capital Rules, should we fail to maintain the Conservation Buffer we would be subject to limits on, and in the event we have negative Eligible Retained Income for any four consecutive calendar quarters, we would be prohibited in, our ability to obtain capital distributions from the Bank.

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of September 30, 2015 and December 31, 2014.

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015(2)
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$327,034	21.79%	$120,058	8.00%	N/A
Sun National Bank	295,496	19.73	119,788	8.00	$149,735	10.00%
Tier 1 common equity capital ratio (to risk- weighted assets):
Sun Bancorp, Inc.	218,265	14.54	67,533	4.50	N/A
Sun National Bank	276,768	18.48	67,381	4.50	97,328	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	272,835	18.18	90,044	6.00	N/A
Sun National Bank	276,768	18.48	89,841	6.00	119,788	8.00
Leverage capital:
Sun Bancorp, Inc.	272,835	11.69	93,356	4.00	N/A
Sun National Bank	276,768	11.88	93,222	4.00	116,527	5.00

December 31, 2014
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$317,945	19.25%	$132,147	8.00%	N/A
Sun National Bank	286,374	17.37	131,876	8.00	$164,844	10.00%
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	276,349	16.73	66,073	4.00	N/A
Sun National Bank	265,728	16.12	65,938	4.00	98,907	6.00
Leverage capital:
Sun Bancorp, Inc.	276,349	10.06	109,894	4.00	N/A
Sun National Bank	265,728	9.68	109,760	4.00	137,200	5.00

(1)	Not applicable for bank holding companies.
(2)

The Basel III guidelines and the Dodd-Frank Act established a new minimum Tier 1 common equity risk-based capital ratio and revised the “Prompt Corrective Action” regulations, effective January 1, 2015.

The Bank is also subject to individual minimum capital ratios established by the OCC requiring the Bank to continue to maintain a Tier 1 Leverage Capital ratio at least equal to 8.50% of adjusted total assets, to continue to maintain Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and to maintain a Total Capital ratio at least equal to 11.50% of risk-

weighted assets. At September 30, 2015, the Bank met all of the three capital ratios established by the OCC as its Leverage Capital ratio was 11.88%, its Tier 1 Capital ratio was 18.48%, and its Total Capital ratio was 19.73%.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. During the second quarter of 2010, the Bank revised and implemented changes to policies and procedures pursuant to the OCC Agreement. The Bank initially agreed that its brokered deposits would not exceed 3.5% of its total liabilities unless approved by the OCC. However, effective October 18, 2012, the OCC approved an increase of this limit to 6.0%. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. As of September 30, 2015, the Bank’s brokered deposits represented 2.9% of its total liabilities.

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

At September 30, 2015 and December 31, 2014, although the Bank exceeded the regulatory minimum ratios for classification as “well capitalized,” due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.”

In August 2014, the Company raised approximately $20 million in equity through a privately negotiated sale of its common stock to several institutions and private investors. The Company issued a total of 1,133,144 shares of common stock in this transaction at a price per share of $17.65.

The Bank is subject to various regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to our net loss position over the last two years, any proposed dividends from the Bank to the Company will be subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. Further, pursuant to the terms of the OCC Agreement, the Bank may not pay dividends if it is not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval. The Bank did not seek OCC approval to pay a dividend in the first nine months of 2015.

FDIC assessment expense of $763 thousand and $953 thousand was recognized during the three months ended September 30, 2015 and 2014, respectively and $2.3 million and $2.9 million was recognized during the nine months ended September 30, 2015 and 2014, respectively.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2015, $54.6 million of a total of $90.0 million in capital securities qualified as Tier 1 with $35.4 million qualifying as Tier 2.

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

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At September 30, 2015, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $5.7 million. This pool was included in the list of non-exclusive issuers that meet requirements of the interim final rule release by the agencies and therefore was not required to be sold by the Company.

At September 30, 2015, the Company had seven collateralized loan obligation securities with an amortized cost of $36.0 million and an estimated fair value of $35.5 million. These securities are subject to the provisions of the Volcker Rule. As a result, the Company will likely be required to divest these investments unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding a delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. The Company cannot give assurances that the legislation will or will not be enacted. However, based on the Company’s communication with its investment advisors, in the event that the proposed legislation is not enacted, the Company believes these investments can be modified to avoid a required divestiture under the Volcker Rule. Subsequent to September 30, 2015, two of the collateralized loan obligation securities noted above were modified such that they are now compliant with the Volcker Rule requirements.

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

•	changes in estimates of future loan loss reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;
•	the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the FRB;
•	inflation, interest rate, market and monetary fluctuations;
•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
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

•	changes in business strategy or an inability to execute strategy due to the occurrence of unanticipated events;
•	our ability to attract deposits and other sources of liquidity;
•	our ability to increase market share and control operating costs and expenses;
•	our ability to manage delinquency rates;
•	our ability to retain key members of our senior management team;
•	the costs of litigation, including settlements and judgments;
•	the increased competitive pressures among financial services companies;
•

the timely development of and acceptance of new products and services and the perceived overall value of these products and services by businesses and consumers, including the features, pricing and quality compared to our competitors’ products and services;

•	technological changes;
•	acquisitions;
•	changes in the financial performance and/or condition of the Bank’s borrowers;
•	changes in consumer and business spending, borrowing and saving habits and demand for financial services in our market area;
•	adverse changes in securities markets;
•	the inability of key third-party providers to perform their obligations to us;
•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Financial Accounting Standards Board;
•	the potential impact on the Company’s operations and customers resulting from natural or man-made disasters, war, terrorist activities or cyber attacks;
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

Tax Equivalent Net Interest Income:

This Quarterly Report on Form 10-Q references tax-equivalent interest income. Tax-equivalent interest income is a non-GAAP financial measure. Tax-equivalent interest income assumes a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended September 30, 2015 and 2014 were $125 thousand and $166 thousand, respectively. The fully taxable equivalent adjustments for the nine months ended September 30, 2015 and 2014 were $456 thousand and $498 thousand, respectively. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. The following table provides a reconciliation of tax equivalent net interest income to GAAP net interest income using a 35% tax rate:

For the Three Months Ended:

September 30,	2015	2014
Net interest income, as presented	$15,217	$18,921
Effect of tax-exempt income	125	166
Net interest income, tax equivalent	$15,342	$19,087

For the Nine Months Ended:

September 30,	2015	2014
Net interest income, as presented	$45,783	$60,925
Effect of tax-exempt income	456	498
Net interest income, tax equivalent	$46,239	$61,423

Core Deposits:

Core deposits are calculated by excluding time deposits and brokered deposits from total deposits. The following table provides a reconciliation of core deposits to GAAP total deposits at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Total deposits	$1,819,532	$2,091,904
Less: Time deposits	312,573	382,088
Less: Brokered deposits	58,009	75,821
Core deposits	$1,448,950	$1,633,995

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in the tables are in thousands)

General Overview

The Company is a bank holding company with headquarters in Mount Laurel, New Jersey. The Bank is the Company’s principal subsidiary. Through the Bank, the Company provides community banking services. At September 30, 2015, the Company had total assets of $2.29 billion, total liabilities of $2.03 billion and total shareholders’ equity of $255.5 million. The Company reported net income available to common shareholders of $3.2 million, or $0.17 per diluted share, and $8.8 million, or $0.47 per diluted share, for the three and nine months, respectively, ended September 30, 2015.

In June 2014, the Company adopted a comprehensive strategic restructuring plan (the “Restructuring Plan”) to refocus on serving commercial borrowers in the communities in which the Bank operates. Pursuant to the Restructuring Plan, during 2014, the Bank exited Sun Home Loans, its residential mortgage banking origination business and its healthcare and asset-based lending businesses, it sold seven branch locations in the Cape May County area to Sturdy Savings Bank, consolidated three branch locations, significantly reduced classified assets and operating expenses and declared a 1-for-5 reverse stock split. During the third quarter of 2015, the Bank completed the sale of its Hammonton branch and the consolidation of nine additional branches, which resulted in combined restructuring charges of $3.3 million in the nine months ending September 30, 2015.  The Hammonton branch sale resulted in a gain on sale of $1.3 million for the three months ended September 30, 2015.  Upon finalization of the branch consolidations in the third quarter of 2015, the Company’s strategic restructuring plan was completed.

The Company provides an array of community banking services to consumers, small businesses and mid-sized companies. The Company’s lending services to businesses include term loans and lines of credit and commercial mortgages. The Company is a Preferred Lender with both the SBA and the New Jersey Economic Development Authority. The Company’s commercial deposit services include business checking and money market accounts and cash management solutions such as online banking, electronic bill payment and wire transfer services, lockbox services, remote deposit and controlled disbursement services. The Company’s consumer deposit services include checking accounts, savings accounts, money market accounts, certificates of deposit and individual retirement accounts. The Company’s lending services to consumers consist primarily of lines of credit for overdraft sweeps. In addition, the Company, through its wealth management subsidiary, Prosperis Financial Solutions, offers clients access to mutual funds, securities brokerage, annuities and investment advisory services. During 2014 and in prior years, the Company offered residential mortgage loans but completed its exit from this business in the second half of 2014. Additionally, the Company has ceased its offering of home equity term loans, home equity lines of credit and installment loans.

The Company completed the implementation of the Restructuring Plan during the third quarter of 2015.  As a result of the implementation and completion of the Restructuring Plan, the Company’s primary lending focus is centered around commercial relationships, specifically commercial real estate and commercial and industrial originations, as well as both originations and participations in multi-family loans. With the Bank’s branch network rationalized, the Company is focusing on enhancing its brand and building a relationship-based deposit gathering strategy which the Company anticipates will generate additional deposit-related income from service charges, cash management and related commercial banking products and services.

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

On March 6, 2015, the Company completed the sale of seven branch locations to Sturdy Savings Bank. In accordance with the sale, the Company sold $153.3 million of deposits, $63.8 million of loans, $4.0 million of fixed assets and $897 thousand of cash. The transaction resulted in a net cash payment of approximately $71.5 by the Company to Sturdy Savings Bank. After transaction costs, the sale resulted in a net gain of $9.2 million in the nine months ended September 30, 2015 which was recorded in gain on sale of bank branches in the unaudited condensed consolidated statements of operations.

On August 28, 2015, the Company sold its Hammonton branch location to Cape Bancorp., Inc. In accordance with the sale, the Company sold $32.0 million in deposits, $4.8 million in loans, $354 thousand in fixed assets and $143 thousand of cash.  The transaction resulted in a net cash payment of approximately $25.5 million by the Company to Cape Bancorp, Inc.  After transaction costs, the sale resulted in a net gain of $1.3 million in the three months ended September 30, 2015 which was recorded in gain on sale of bank branches in the unaudited condensed consolidated statements of operations.

The economy was sluggish in the first nine months of 2015. Although interest rates have begun to rise slightly, they remained near historical lows. The unemployment rate in the U.S. declined to 5.1% in September 2015 from 5.3% in June 2015 and from 5.6% in December 2014. While this is the lowest unemployment rate since May 2008, concerns still exist about economic growth as the labor participation rate reached a 37 year low and wage growth has been minimal. Based upon initial estimates, the U.S. gross domestic product for the third quarter of 2015 increased at an annual rate of 1.5% as compared to a revised 3.9% increase in the second quarter of 2015. The significant decline from the prior quarter is due to a continuing drag from private inventory investment. However, this drag is expected to be temporary and domestic demand is strong, which indicates a potential for improvement in the fourth quarter of 2015. At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank, growth in business activity slowed in the third quarter of 2015, but moderate growth is expected for the remainder of the year. Additionally, employment growth is expected to continue at a moderate level. In Northern New Jersey, business activity is expected to continue to increase at a modest pace. New Jersey’s unemployment rate has declined substantially to 5.6% as of September 2015 as compared to 6.4% in September 2014 as a result of private sector growth.

At its latest meeting in October 2015, the Federal Open Market Committee (the “FOMC”) kept the Federal Funds target rate at zero to 0.25% while providing an indication that an increase could be possible at the December 2015 meeting. In determining whether to raise the target rate in December, the FOMC will assess realized and expected progress toward its objectives of maximum employment and 2% inflation. However, prior to taking any action, the FOMC wants to see further improvement in the labor market and to be reasonably confident that inflation will rise to 2% over the medium term.

Although moderately improving, the economy is still experiencing uncertainty in certain sectors, and, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2015.

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

Allowance for Loan Losses. Through the Bank, the Company originates loans that it intends to hold for the foreseeable future or until maturity or repayment. The Company may not be able to collect all principal and interest due on these loans. The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. A provision for loan losses is charged to operations based on management’s evaluation of the estimated losses that have been incurred in the Company’s loan portfolio. It is the policy of management to provide for losses on all pass and classified rated loans in its portfolio.

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

Management expects that the Company’s adherence to FASB ASC 740 may result in increased volatility in quarterly and annual effective income tax rates, as FASB ASC 740 requires that any change in judgment or change in measurement of a tax position taken in a prior period be recognized as a discrete event in the period in which it occurs. Factors that could impact management’s judgment include changes in income, tax laws and regulations and tax planning strategies.

Financial Condition

Total assets declined to $2.29 billion at September 30, 2015 as compared to $2.72 billion at December 31, 2014, mainly due to a decrease in cash and cash equivalents and investment securities, partially offset by an increase in the average balance of total loans. Cash and cash equivalents decreased $260.6 million to $287.9 million at September 30, 2015 as compared to $548.4 million at

December 31, 2014, mainly due to the sale of eight branch locations during the nine months ending September 30, 2015, new loan fundings and a reduction in total deposits. Investment securities available-for-sale declined $97.2 million to $297.3 million at September 30, 2015, from $394.5 million at December 31, 2014, primarily due to sales of $97.4 million.  The average balance of total loans, net of allowance for loan losses, increased $22.4 million to $1.51 billion at September 30, 2015 as compared to $1.49 billion at December 31, 2014, primarily due to organic loan originations of $323.0 million and $98.9 million of multi-family loan participations funded during the nine months ending September 30, 2015, partially offset by pay downs.

Total liabilities decreased $436.9 million, or 17.7%, to $2.03 billion at September 30, 2015, compared to $2.47 billion at December 31, 2014. The decrease in total liabilities is primarily attributable to a decrease of $272.4 million in total deposits due to managed run-off, a decrease of $183.4 million in deposits held-for-sale and an increase in advances from the Federal Home Loan Bank of New York. The Company has proactively been reducing its deposit balances, specifically public fund deposits, to reduce higher yielding deposit balances in a period of excess liquidity as well as eliminating higher-costing certificates of deposit as they became due.  Deposits held-for-sale declined due to the removal of $183.4 million of deposits held-for-sale in connection with the completed sale of eight branch locations during the first nine months of 2015. Advances from the Federal Home Loan Bank of New York increased $24.9 million to $85.7 million at September 30, 2015 as the Company obtained additional funding during 2015.

Shareholders’ equity increased $10.2 million to $255.5 million at September 30, 2015, as compared to $245.3 million at December 31, 2014 primarily due to net income of $8.8 million.

As part of the Restructuring Plan, the Company has sold eight branch locations and has consolidated 12 branches and are now operating 31 full service branches.  In addition, as part of the Restructuring Plan, four Bank owned branches have been transferred into real estate owned as they have ceased operations and are waiting to be sold.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at September 30, 2015 and December 31, 2014.

Table 1: Summary of Non-performing Assets and TDRs

	September 30, 2015	December 31, 2014
Non-performing assets:
Non-accrual loans held-for-investment	$3,121	$10,729
Non-accrual loans held-for-sale	-	4,083
Troubled debt restructuring, non-accruing	534	318
Real estate owned, net	909	522
Total non-performing assets	$4,564	$15,652

The Company’s allowance for loan losses decreased to $18.9 million, or 1.24% of gross loans held-for-investment, at September 30, 2015 from $23.2 million, or 1.54% of gross loans held-for-investment, at December 31, 2014. The decrease in reserve balances is due to net charge-offs of $1.4 million and a reduction in the provision for loan losses of $3.0 million recorded during the nine months ended September 30, 2015. The reduction in the provision for loan losses was driven by continued improvement in the Company’s credit metrics and the Company’s aggressive reduction in both existing and potential problem loans. The charge-offs were primarily driven by the sale of existing and potential problem loans which occurred during the nine months ended September 30, 2015. Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place to absorb losses inherent in the loan portfolio.

Total non-performing loans held-for-investment decreased $7.3 million to $3.7 million at September 30, 2015 from $11.0 million at December 31, 2014. This decrease was due primarily to the sale of non-performing consumer loans during the three and nine months ended September 30, 2015.

Real estate owned, net, increased $387 thousand to $909 thousand at September 30, 2015. During the nine months ended September 30, 2015, the Company did not transfer any balances from loans into real estate owned. During the same period, one residential property with a total carrying amount of $54 thousand was donated to a charity resulting in a loss of $54 thousand. Additionally, a commercial property with a carrying value of $90 thousand was sold for a gain of $65 thousand.  Finally, as a result of branch closures, four Bank owned branches with a combined carrying amount of $909 thousand were transferred into real estate owned during the nine months ended September 30, 2015.  During the same period, a Bank owned branch with a carrying value of $378 thousand was sold for a loss of $29 thousand.

Investment securities available-for-sale decreased $97.2 million, or 24.6%, from $394.5 million at December 31, 2014 to $297.3 million at September 30, 2015 due primarily to security sales and principal paydowns. Investment securities held to maturity decreased $239 thousand, or 48.9%, from $489 thousand at December 31, 2014 to $250 thousand at September 30, 2015.

Other assets decreased $3.8 million or 18.3%, to $16.8 million at September 30, 2015 from $20.5 million at December 31, 2014. This decrease was primarily the result of pay downs on swap transactions recorded during the three and nine months ended September 30, 2015. For more information on the Company’s financial derivative instruments, see Note 8 of the notes to unaudited condensed consolidated financial statements.

Total borrowings, excluding debentures held by trusts, increased $23.5 million, or 34.0%, from $69.0 million at December 31, 2014 to $92.4 million at September 30, 2015, mainly due to $24.9 million in new advances from the Federal Home Loan Bank of New York obtained during the nine months ended September 30, 2015.

The net deferred tax liability increased $260 thousand from December 31, 2014 to $1.8 million at September 30, 2015. This increase was due primarily to an increase in tax amortization of goodwill. The Company maintains a valuation allowance of $130.4 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company and it is more likely than not that the full deferred tax asset will not be realized.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

Overview. The Company’s net income available to shareholders for the three months ended September 30, 2015 was $3.2 million, or $0.17 per diluted share, compared to a net loss of $825 thousand, or a loss of $0.05 per diluted share, for the same period in 2014. The Company’s results in the third quarter of 2015 reflect its execution of the Restructuring Plan, which was announced in July 2014, including substantial improvements in asset quality, expense management and branch rationalization. During the three months ended September 30, 2015, the Company recorded a negative provision for loan losses of $1.8 million, as compared to zero provision for loan losses during the three months ended September 30, 2014. During the three months ended September 30, 2015, the Company also recorded a $1.3 million gain on the sale of the Hammonton bank branch and $1.4 million in net gains on the sale of investment securities.

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

Net interest income, on a tax-equivalent basis, decreased $3.7 million to $15.3 million for the three months ended September 30, 2015, from $19.1 million for the same period in 2014. The decrease in net interest income is primarily due to a the overall decline in our balance sheet, particularly in the average balance of commercial loans.

Tax equivalent interest income decreased $4.4 million, or 19.9%, from $22.1 million for the three months ended September 30, 2014, to $17.7 million for the three months ended September 30, 2015 primarily due to a decrease in the average balance of total loans, particularly the average balance of commercial loans. The average balance of total loans decreased $255.2 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and the average yield on total loans decreased 29 basis points during the same time period, which resulted in a decrease in interest income on loans of $3.8 million. The decrease in tax equivalent interest income is also a result of a decrease in interest income from investments, which decreased $501 thousand, and which was primarily due to a decrease in the average balances of $90.0 million from the three months ended September 30, 2014. Significant pressure on loan yields continued through the third quarter of 2015 due to the competitive lending environment and the Bank’s strategic decision to maintain a very selective approach to new loan relationships.

Interest expense decreased $662 thousand, or 21.8%, for the three months ended September 30, 2015, as compared to the same period in 2014. The decrease was primarily due to a decline in the average balance of interest-bearing liabilities, primarily reflecting declines in the average balance of both interest-bearing demand deposits and time deposits. The declines in the average balances of interest-bearing demand deposits and time deposits reflect the branch sales completed in March and August 2015 as well as a managed reduction in higher rate deposit balances. The average balance of interest-bearing deposits decreased $463.1 million for the three months ended September 30, 2015 to $1.35 billion, from $1.82 billion at September 30, 2014. The Company continued to lower interest rates on its deposit products during the third quarter of 2015 to remain consistent with market rates.

The interest rate spread and net interest margin for the three months ended September 30, 2015 were 2.62% and 2.81%, respectively, compared to 2.71% and 2.87%, respectively, for the same period in 2014. The decline in yield is primarily due to the decrease in the average balance of commercial loans and a decrease in the average yield earned on commercial loans. The decrease in net interest margin is due primarily to the decline in the average yield on interest-earning assets of eight basis points. Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended September 30, 2015 and 2014. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$1,147,236	$11,631	4.06%	$1,292,705	$14,438	4.47%
Home equity	152,201	1,569	4.12	201,754	2,062	4.09
Residential real estate	264,396	2,240	3.39	322,751	2,737	3.39
Other	1,923	39	8.10	3,755	70	7.46
Total loans receivable	1,565,756	15,479	3.95	1,820,965	19,307	4.24
Investment securities(3)	344,739	2,061	2.39	434,721	2,562	2.36
Interest-earning bank balances	274,691	175	0.25	405,820	252	0.25
Total interest-earning assets	2,185,186	17,715	3.24	2,661,506	22,121	3.32
Non-interest earning assets:
Cash and due from banks	32,543			57,380
Bank properties and equipment, net	34,242			46,162
Goodwill and intangible assets, net	38,188			38,281
Other assets	82,568			85,591
Total non-interest-earning assets	187,541			227,414
Total assets	$2,372,727			$2,888,920
Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$756,915	$338	0.18%	$1,010,830	$707	0.28%
Savings deposits	211,178	104	0.20	256,909	164	0.26
Time deposits	385,616	821	0.85	549,092	1,186	0.86
Total interest-bearing deposit accounts	1,353,709	1,263	0.37	1,816,831	2,057	0.45
Short-term borrowings:
Securities sold under agreements to repurchase – customers	—	—	—	875	—	—
Long-term borrowings:
FHLBNY advances(4)	85,668	437	2.05	60,845	318	2.09
Obligations under capital lease	6,835	117	6.85	7,143	117	6.55
Junior subordinated debentures	92,786	555	2.39	92,786	542	2.34
Total borrowings	185,289	1,109	2.40	161,649	977	2.42
Total interest-bearing liabilities	1,538,998	2,372	0.62	1,978,480	3,034	0.61
Non-interest bearing liabilities:
Non-interest-bearing demand deposits	550,689			612,775
Other liabilities	27,355			54,645
Total non-interest bearing liabilities	578,044			667,420
Total liabilities	2,117,042			2,645,900
Shareholders’ equity	255,685			243,020
Total liabilities and shareholders’ equity	$2,372,727			$2,888,920
Net interest income		$15,342			$19,087
Interest rate spread(5)			2.62%			2.71%
Net interest margin(6)			2.81%			2.87%
Ratio of average interest-earning assets to average interest-bearing liabilities			142%			135%

(1)	Average balances include non-accrual loans, loans held-for-sale, branch assets held-for-sale and deposits held-for-sale.

(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)

Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended September 30, 2015 and 2014 were $125 thousand and $166 thousand, respectively.

(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended September 30, 2015 vs. 2014
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(1,539)	$(1,268)	$(2,807)
Home equity	(510)	17	(493)
Residential real estate	(496)	(1)	(497)
Other	(37)	6	(31)
Total loans receivable	(2,582)	(1,246)	(3,828)
Investment securities	(535)	34	(501)
Interest-earning deposits with banks	(82)	5	(77)
Total interest-earning assets	(3,199)	(1,207)	(4,406)
Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(151)	(218)	(369)
Savings deposits	(25)	(35)	(60)
Time deposits	(353)	(12)	(365)
Total interest-bearing deposit accounts	(529)	(265)	(794)
Short-term borrowings:
Securities sold under agreements to repurchase – customers	—	—	—
Long-term borrowings:
FHLBNY advances(2)	127	(7)	120
Obligations under capital lease	(4)	4	—
Junior subordinated debentures	—	13	13
Total borrowings	123	10	133
Total interest-bearing liabilities	(406)	(255)	(661)
Net change in net interest income	$(2,793)	$(952)	$(3,745)

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

Provision for Loan Losses. The Company recorded a negative provision for loan losses of $1.8 million during the three months ended September 30, 2015, as compared to zero provision for loan losses for the three months ended September 30, 2014. The reduction in the provision for loan losses was driven by continued improvement in the Company’s credit metrics and the Company’s aggressive reduction in both existing and potential problem loans. Total non-performing loans held-for-investment decreased $10.4 million from $14.1 million at September 30, 2014 to $3.7 million at September 30, 2015 due the sale and payoffs of non-performing loans. The ratio of allowance for loan losses to gross loans held-for-investment was 1.24% at September 30, 2015, as compared to 1.58% at September 30, 2014.  Net recoveries for the three months ended September 30, 2015 were $344 thousand as compared to net charge-offs of $1.9 million during the same period in 2014. See “Financial Condition” above.

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

Non-Interest Income. Non-interest income increased $1.8 million to $6.5 million for the three months ended September 30, 2015, as compared to $4.7 million for the same period in 2014. This increase was primarily attributable to $1.5 million of gains recognized on the sale of investment securities sold during the quarter ended September 30, 2015, and a $1.3 million gain on the sale of the Hammonton branch to Cape Bancorp Inc., partially offset by $830 thousand in lower deposit service charges and fees and a $423 thousand decline in mortgage banking revenue reflected in other income on the unaudited condensed consolidated statements of operations.  The decline in deposit service charges and fees is due to the reduced branch count as well as declining transaction volume. The decline in mortgage banking revenue is due to the Company exiting Sun Home Loans, its residential mortgage banking origination, in 2014.

Non-Interest Expense. Non-interest expense decreased $4.2 million to $19.9 million for the three months ended September 30, 2015 as compared to $24.1 million for the same period in 2014. This decrease was primarily due to decreases in salaries and employee benefits expense of $2.3 million, other expense of $1.3 million, professional fees of $585 thousand, insurance expense of $305 thousand and problem loan costs of $228 thousand. These decreases were partially offset by an increase in equipment expense of $313 thousand, and an increase of $309 thousand in occupancy expense.  The decreases in salaries and employee benefits expense were due to reduced head count as a result of the comprehensive Restructuring Plan initiated in July of 2014.  The decline in other expense was primarily attributed to reduced loan sale related expenses of $229 thousand, lower provision for unfunded commitments of $292 thousand and $238 thousand of prior period amortization expense for intangible assets.  Professional fees decreased as the Company significantly reduced its reliance on third-party consultants during 2015.  The insurance expense decline was driven by reduced FDIC insurance costs as the Company’s deposit base has declined. Equipment expense and occupancy expense have increased from the prior year due to accelerated expenses recognized as a part of the branch consolidations completed in 2015.

Income Tax Expense. Income tax expense increased $74 thousand for the three months ended September 30, 2015 from $309 thousand for the three months ended September 30, 2014. The tax expense in the third quarter of 2015 relates primarily to the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets which was first recorded in the first quarter of 2013. The income tax expense will decline as individual intangible assets are fully amortized for tax purposes. As the Company remained in a cumulative loss position at September 30, 2015, a full deferred tax valuation allowance is still considered appropriate. The deferred tax asset balance and the related valuation allowance will decrease as the Company generates net income. The increase in the tax expense as compared to the prior year quarter is due to an alternative minimum tax liability recorded in the three months ended September 30, 2015 resulting from gains on branch sales and investment security sales.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

Overview. The Company recognized net income available to shareholders for the nine months ended September 30, 2015 of $8.8 million, or $0.47 per common share, compared to a net loss of $27.0 million, or $1.54 per common share, for the same period in 2014.  The Company’s results for the nine months ended September 30, 2015 reflect its execution of the Restructuring Plan, which was announced in July 2014, including substantial improvements in asset quality, expense management and branch rationalization. During the nine months ended September 30, 2015 and 2014, the Company recorded a negative loan loss provision of $3.0 million and $14.8 million provision expense, respectively.

Net Interest Income. Net interest income, on a tax-equivalent basis, decreased $15.2 million to $46.2 million for the nine months ended September 30, 2015, from $61.4 million for the same period in 2014. The decrease in net interest income is primarily due to the overall decline in our balance sheet, particularly in the average balance of commercial loans.

Tax equivalent interest income decreased $17.4 million, or 24.5%, from $70.9 million for the nine months ended September 30, 2014, to $53.5 million for the nine months ended September 30, 2015 primarily due to a decrease in the average balance of total loans. The average balance of total loans decreased $459.5 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 and the average yield on total loans decreased 16 basis points during the same time period, which resulted in a decrease in interest income on loans of $16.2 million. The decrease in tax equivalent interest income is also a result of a decrease in interest income from investments, which decreased $1.3 million and which was primarily due to a decrease in average balances of $78.8 million from the nine months ended September 30, 2014.

Interest expense decreased $2.2 million, or 23.2%, for the nine months ended September 30, 2015, as compared to the same period in 2014. The decrease was primarily due to a decline in the average balance of interest-bearing liabilities, primarily reflecting declines in the average balance of  both interest-bearing demand deposits and time deposits. The declines in the average balances of interest-bearing demand deposit and time deposits reflect the branch sales completed in March and August 2015 as well as a managed reduction in higher rate deposit balances.

The interest rate spread and net interest margin for the nine months ended September 30, 2015 were 2.55% and 2.71%, respectively, compared to 2.84% and 2.98%, respectively, for the same period in 2014. The decline in yield is primarily due to the decrease in the average balance of the commercial loans and a decrease in the average yield earned on commercial loans. The decrease in net interest margin is due primarily to the decline in the average yield on interest-earning assets of 30 basis points.

Table 4 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the nine months ended September 30, 2015 and 2014. Average balances are derived from daily balances.

Table 4: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable(1),(2):
Commercial and industrial	$1,098,366	$33,720	4.08%	$1,443,565	$46,173	4.25%
Home equity	165,768	5,102	4.09	207,874	6,284	4.02
Residential real estate	273,320	7,082	3.45	330,706	8,881	3.57
Other	2,421	123	6.76	17,244	884	6.83
Total loans receivable	1,539,875	46,027	3.98	1,999,389	62,222	4.14
Investment securities(3)	369,108	6,790	2.45	447,894	8,103	2.41
Interest-earning bank balances	358,900	680	0.25	290,342	544	0.25
Total interest-earning assets	2,267,883	53,497	3.14	2,737,625	70,869	3.44
Non-interest earning assets:
Cash and due from banks	37,707			63,936
Bank properties and equipment, net	37,705			47,442
Goodwill and intangible assets, net	38,188			38,565
Other assets	81,844			85,400
Total non-interest-earning assets	195,444			235,343
Total assets	$2,463,327			$2,972,968
Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	$814,735	$1,089	0.18%	$1,086,050	$2,304	0.28%
Savings deposits	224,230	339	0.20	262,829	521	0.26
Time deposits	423,820	2,678	0.84	579,833	3,701	0.85
Total interest-bearing deposit accounts	1,462,785	4,106	0.37	1,928,712	6,526	0.45
Short-term borrowings:
Securities sold under agreements to repurchase – customers	67	—	—	627	—	—
Long-term borrowings:
FHLBNY advances(4)	76,372	1,166	2.03	60,887	946	2.07
Obligations under capital lease	6,914	354	6.81	7,219	367	6.76
Junior subordinated debentures	92,786	1,632	2.34	92,786	1,607	2.30
Total borrowings	176,139	3,152	2.38	161,519	2,920	2.40
Total interest-bearing liabilities	1,638,924	7,258	0.59	2,090,231	9,446	0.60
Non-interest bearing liabilities:
Non-interest-bearing demand deposits	543,982			582,085
Other liabilities	27,718			51,321
Total non-interest bearing liabilities	571,700			633,406
Total liabilities	2,210,624			2,723,637
Shareholders’ equity	252,703			249,331
Total liabilities and shareholders’ equity	$2,463,327			$2,972,968
Net interest income		$46,239			$61,423
Interest rate spread(5)			2.55%			2.84%
Net interest margin(6)			2.71%			2.98%
Ratio of average interest-earning assets to average interest-bearing liabilities			138%			131%

(1)	Average balances include non-accrual loans, loans held-for-sale, branch assets held-for-sale and deposits held-for-sale.

(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)

Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the nine months ended September 30, 2015 and 2014 were $456 thousand and $498 thousand, respectively.

(4)	Amounts include Advances from FHLBNY and Securities sold under agreements to repurchase – FHLBNY.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets

Table 5: Rate/Volume(1)

	For the Nine Months Ended September 30, 2015 vs. 2014
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial and industrial	$(10,668)	$(1,785)	$(12,453)
Home equity	(1,497)	315	(1,182)
Residential real estate	(1,507)	(292)	(1,799)
Other	(753)	(8)	(761)
Total loans receivable	(14,425)	(1,770)	(16,195)
Investment securities	(1,444)	131	(1,313)
Interest-earning deposits with banks	141	(5)	136
Total interest-earning assets	(15,728)	(1,644)	(17,372)
Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(500)	(715)	(1,215)
Savings deposits	(71)	(111)	(182)
Time deposits	(980)	(43)	(1,023)
Total interest-bearing deposit accounts	(1,551)	(869)	(2,420)
Short-term borrowings:
Securities sold under agreements to repurchase – customers	—	—	—
Long-term borrowings:
FHLBNY advances(2)	238	(18)	220
Obligations under capital lease	(1)	(12)	(13)
Junior subordinated debentures	—	25	25
Total borrowings	237	(5)	232
Total interest-bearing liabilities	(1,314)	(874)	(2,188)
Net change in net interest income	$(14,414)	$(770)	$(15,184)

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

Provision for Loan Losses. The Company recorded a negative provision for loan losses of $3.0 million during the nine months ended September 30, 2015, as compared to a provision for loan losses of $14.8 million for the same period in 2014. The reduction in the provision for loan losses was driven by continued improvement in the Company’s credit metrics and the Company’s aggressive reduction in both existing and potential problem loans. Total non-performing loans held-for-investment decreased $10.4 million from $14.1 million at September 30, 2014 to $3.7 million at September 30, 2015. The ratio of allowance for loan losses to gross loans held-for-investment was 1.24% at September 30, 2015, as compared to 1.58% at September 30, 2014.  Net charge-offs for the nine months ended September 30, 2015 were $1.4 million as compared to net charge-offs of $23.8 million during the same period in 2014. See “Financial Condition” above.

Non-Interest Income. Non-interest income increased $10.8 million to $24.4 million for the nine months ended September 30, 2015, as compared to $13.6 million for the same period in 2014. This increase was primarily attributable to gains of $10.6 million recognized on the sale of eight branches during the nine months ended September 30, 2015.

Non-Interest Expense. Non-interest expense decreased $22.2 million to $63.5 million for the nine months ended September 30, 2015 as compared to $85.7 million for the same period in 2014. This decrease was primarily due to decreases in salaries and employee benefits expense of $13.2 million, other expense of $6.0 million, and professional fees of $2.9 million. The decreases in salaries and employee benefits expense were due to reduced head count as a result of the comprehensive Restructuring Plan initiated in July of 2014.   The decline in other expense was primarily attributed to reduced loan sale related expenses of $2.2 million, lower charges on real estate owned of $874 thousand, lower mortgage recourse provision of $460 thousand, and reduced problem loan costs of $401 thousand.  Professional fees decreased as the Company significantly reduced its reliance on third-party consultants during 2015.

Income Tax Expense. Income tax expense decreased $74 thousand for the nine months ended September 30, 2015 from $1.0 million for the nine months ended September 30, 2014. The tax expense recorded in 2015 relates to the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets which was first recorded in the first quarter of 2013. The income tax expense will decline as individual intangible assets are fully amortized for tax purposes. As the Company remained in a cumulative loss position at September 30, 2015, a full deferred tax valuation allowance is still considered appropriate. The deferred tax asset balance and the related valuation allowance will decrease as the Company generates net income. The increase in the tax expense from the comparable prior year period is due to an alternative minimum tax liability recorded in the nine months ended September 30, 2015 resulting from gains on branch sales and investment security sales.

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

The major source of the Company’s funding on a consolidated basis is deposits, which management believes will be sufficient to meet the Company’s daily and long-term operating liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans, loan sales or participations and maturities or calls of investment securities. Additional liquidity can be obtained in a variety of wholesale funding sources as well, including, but not limited to, federal funds purchased, FHLBNY advances, securities sold under agreements to repurchase, and other securities and unsecured borrowings. Through the Bank, the Company also purchases brokered deposits for funding purposes. In a continued effort to balance deposit growth and net interest margin, especially in the current interest rate environment and with competitive local deposit pricing, the Company continually evaluates these other funding sources for funding cost efficiencies. Throughout 2015, the Company continued to lower deposit rates to align itself with the market and continued to manage its excess cash position while undergoing the implementation of its Restructuring Plan.

Core deposits, which exclude all certificates of deposit, decreased by $185.0 million to $1.45 billion, or 79.6% of total deposits, at September 30, 2015, as compared to $1.63 billion, or 78.1% of total deposits, at December 31, 2014. This decrease occurred due to managed higher rate deposit reductions. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $104.3 million, of which none was utilized as of September 30, 2015, and the FHLBNY of approximately $175.1 million, of which $85.7 million was utilized as of September 30, 2015. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $35 million, of which none were utilized as of September 30, 2015. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of September 30, 2015, the Company had a par value of $246.8 million and $118.9 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company’s primary uses of funds are loan originations, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the 12 months ending September 30, 2015 totaled $251.1 million, or approximately 67.5% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs. At September 30, 2015, the Company had $258.7 million of cash held at the FRB. It is anticipated that these excess funds will be strategically deployed into 2016.

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

The Bank also agreed to: (a) implement a program to protect the Bank’s interest in criticized or classified assets, (b) review and revise the Bank’s loan review program; (c) implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits would not exceed 6.0% of its total liabilities unless approved by the OCC. Management does not expect this restriction will limit its access to liquidity as the Bank does not rely on brokered deposits as a major source of funding. At September 30, 2015, the Bank’s brokered deposits represented 2.9% of its total liabilities.

Management is working towards taking all of the necessary actions for the Bank to become fully compliant with all requirements of the OCC Agreement.

The OCC also imposed an individual minimum capital requirement on the Bank. An individual minimum capital requirement requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be “well capitalized.” In accordance with the individual minimum capital requirement, the Bank is required to maintain a Leverage Capital ratio at least equal to 8.50% of adjusted total assets, a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and a Total Capital ratio at least equal to 11.50% of risk-weighted assets. At September 30, 2015, the Bank exceeded all of the three capital ratio requirements established by the OCC as its Leverage Capital ratio was 11.88%, its Tier 1 Capital ratio was 18.48%, and its Total Capital ratio was 19.73%.

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

At September 30, 2015, the Bank exceeded all regulatory capital requirements and is in compliance with our capital plan. The Bank’s Tier 1 risk-based capital ratio, Tier 1 common equity capital risk-based capital ratio, Tier 1 risk-based capital ratio and leverage capital ratio were 19.73%, 18.48%, 18.48% and 11.88%, respectively. The Company’s Tier 1 risk-based capital ratio, Tier 1 common equity capital risk-based capital ratio, Tier 1 risk-based capital ratio and leverage capital ratio were 21.79%, 14.54%, 18.18% and 11.69%, respectively.

The Final Capital Rules also revised the “Prompt Corrective Action” regulations of FDICIA. Prior to January 1, 2015, a bank was considered “well capitalized” if its ratio of total capital to risk-weighted assets was at least 10%, its ratio of Tier 1 (core) capital to risk-weighted assets was at least 6%, its ratio of core capital to total assets was at least 5%, and it was not subject to any order or directive by the OCC to meet a specific capital level. As of September 30, 2015, the Bank was within the required ratios for classification as “well capitalized,” although due to the fact that it was subject to the OCC Agreement, it cannot be deemed “well capitalized.” Under the Final Capital Rules, effective January 1, 2015, to be well capitalized, a national bank must maintain a Total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater and a Tier 1 leverage capital ratio of 5.0% or greater and not be subject to any order or directive by the OCC to meet a specific capital level.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of September 30, 2015:

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015(2)
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$327,034	21.79%	$120,058	8.00%	N/A
Sun National Bank	295,496	19.73	119,788	8.00	$149,735	10.00%
Tier 1 common equity capital ratio (to risk- weighted assets):
Sun Bancorp, Inc.	218,265	14.54	67,533	4.50	N/A
Sun National Bank	276,768	18.48	67,381	4.50	97,328	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	272,835	18.18	90,044	6.00	N/A
Sun National Bank	276,768	18.48	89,841	6.00	119,788	8.00
Leverage capital:
Sun Bancorp, Inc.	272,835	11.69	93,356	4.00	N/A
Sun National Bank	276,768	11.88	93,222	4.00	116,527	5.00

(1)	Not applicable for bank holding companies.
(2)

The Basel III guidelines and the Dodd-Frank Act established a new minimum Tier 1 common equity risk-based capital ratio and revised the “Prompt Corrective Action” regulations, effective January 1, 2015.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2015, $54.6 million of a total of $90.0 million in capital securities qualified as Tier 1 with $35.4 million qualifying as Tier 2.

Dividend Restrictions

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained net income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to our net loss position over the last two years, any proposed dividends from the Bank to the Company will be subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under FDICIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. Further, pursuant to the terms of the OCC Agreement, the Bank may not pay dividends if it is not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval. The Bank did not seek OCC approval to pay a dividend in 2014 or the first nine months of 2015.

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

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At September 30, 2015, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $5.7 million. This pool was included in the list of non-exclusive issuers that meet the requirements of the interim final rule released by the agencies and therefore was not required to be sold by the Company.

At September 30, 2015, the Bank had seven collateralized loan obligation securities with an amortized cost of $36.0 million and an estimated fair value of $35.5 million. These securities are subject to the provisions of the Volcker Rule. As a result, the Company will likely be required to divest these investments unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding the delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. The Company cannot give assurances that the legislation will or will not be enacted. However, based on the Company’s communications with its investment advisors, in the event that the proposed legislation is not enacted, the Company believes these investments can be modified to avoid a required divestiture under the Volcker Rule. Subsequent to September 30, 2015, two of the collateralized loan obligation securities above were modified such that they are now compliant with the Volcker Rule requirements.

At September 30, 2015, the Bank had one non-rated single issuer security with an amortized cost of $3.2 million and an estimated fair value of $3.1 million. This security is not subject to the provisions of the Volcker Rule.

See Note 13 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at September 30, 2015 was $14.2 million and the portion of the exposure not covered by collateral was approximately $167 thousand. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at September 30, 2015 and December 31, 2014 was $653 thousand and $603 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. As of September 30, 2015, the Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 460, Guarantees. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of September 30, 2015 and December 31, 2014 was $726 thousand and $758 thousand, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

At September 30, 2015, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $393.5 million representing a positive one-year gap ratio of 17.2%. This is an increase from 13.30% at June 30, 2015 as the cumulative gap increased from $316.4 million at June 30, 2015. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at September 30, 2015 shows a position that is asset sensitive and will benefit from a rise in interest rates. A large factor causing this asset sensitive position is the high levels of cash on the Company’s balance sheet, which the Company intends to strategically deploy into 2016. After this excess liquidity is deployed, the Company expects that its interest rate risk profile will be more neutral. The net income simulation results are impacted by high cash levels, an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile as of September 30, 2015. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Instantaneous Change in Interest Rates (Basis Points)	Percentage Change in Net Interest Income Year 1
+300	19.2%
+200	12.9%
+100	6.5%
-100	(1.2)%

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
Date: November 9, 2015
/s/ Thomas M. O’Brien
Thomas M. O’Brien
President and Chief Executive Officer
(Duly Authorized Representative)

Date: November 9, 2015
/s/ Thomas R. Brugger
Thomas R. Brugger
Executive Vice President and Chief Financial Officer
(Duly Authorized Representative)