Form 10-K
period 2015-12-31
SUN BANCORP INC /NJ/
filed 2016-03-14
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2015 was approximately $198.3 million.

As of March 9, 2016, there were 18,748,416 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2015. (Parts I and II)
2.	Portions of the Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders (Part III)

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
•

legislative and regulatory changes, including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in banking, securities and tax laws and regulations and their application by our regulators and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverages;

•	the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “FRB”);
•	inflation, interest rate, market and monetary fluctuations;
•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
•	the effect of and our compliance with Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”) requirements;
•

the results of examinations of us by the Federal Reserve Bank and of our wholly owned subsidiary, Sun National Bank (the “Bank”) by the Office of the Comptroller of the Currency (the “OCC”), including the possibility that the OCC may, among other things, require the Bank to increase its allowance for loan losses or to write-down assets;

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

General

The Company, a New Jersey corporation, is a bank holding company founded in 1985 and is headquartered in Mount Laurel, New Jersey. The Company’s principal subsidiary is the Bank. At December 31, 2015, the Company had total assets of $2.21 billion, total liabilities of $1.95 billion and total shareholders’ equity of $256.4 million. The Company’s principal business is to serve as a holding company for the Bank. As a registered bank holding company, the Company is subject to the supervision and regulation of the FRB. As a national bank, the Bank is subject to the supervision and regulation of the OCC. At December 31, 2015, the Company had 362 full-time and 33 part-time employees. As of December 31, 2015, the Company had 37 locations primarily throughout New Jersey, 31 of which were branch offices. The Company also had one loan production office in each of New York and Pennsylvania.

Through the Bank, the Company provides an array of community banking services to consumers, small businesses and mid-size companies. The Company’s lending services to businesses include term loans, lines of credit and commercial mortgages. The Company’s commercial deposit services include business checking and money market accounts and cash management solutions such as online banking, electronic bill payment and wire transfer services, lockbox services, remote deposit and controlled disbursement services. The Company’s lending services to consumers consist primarily of lines of credit of overdraft sweeps. During 2014 and in prior years, the Company offered residential mortgage loans but completed its exit from this business in the second half of 2014. Additionally, the Company has ceased its offering of home equity term loans, home equity lines of credit and installment loans. The Company’s consumer deposit services include checking accounts, savings accounts, money market accounts, certificates of deposit and individual retirement accounts. In addition, the Company, through its subsidiary, Prosperis Financial Solutions, LLC., offers client access to mutual funds, securities brokerage, annuities and investment advisory services.

The Company’s website address is www.sunnationalbank.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the SEC are available free of charge on the Company’s website under the Investor Relations menu. Unless specifically incorporated by reference, the information on the Company’s website is not part of this Form 10-K. Such reports are also available on the SEC’s website at www.sec.gov, or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Comprehensive Restructuring Plan including Branch Sale and Private Equity Raise

In the second quarter of 2014, the Company and the Bank announced a comprehensive restructuring plan. The restructuring plan included, among other things, the Bank exiting Sun Home Loans, its retail, consumer mortgage banking origination business and exiting its healthcare and asset-based lending businesses, the sale or consolidation of certain branch offices as well as significant classified asset and operating expense reductions. The restructuring plan included a reduction of approximately 37% in the Company’s workforce.

In connection with the restructuring, the Company announced a one-for-five reverse stock split with an effective date of August 11, 2014. The restructuring initiatives were designed to improve the Company’s performance in its credit, risk, operational and profitability metrics.

In August 2014, the Company raised approximately $20 million in equity through a privately negotiated sale of its common stock to several institutional investors. The Company issued a total of 1,133,144 shares of common stock in this transaction at a price per share of $17.65. There were no material issuance costs associated with this sale.

On March 6, 2015, the Company completed the sale of seven branch locations to Sturdy Savings Bank. In accordance with the sale, the Company sold $153.3 million of deposits, $63.8 million of loans, $4.0 million of fixed assets and $897 thousand of cash. The transaction resulted in a net cash payment of $71.5 million by the Company to Sturdy Savings Bank. After transaction costs, the net gain on the branch sale transaction recorded by the Company in the first quarter of 2015 was $9.2 million.

On August 28, 2015, the Company sold its Hammonton branch location to Cape Bank. In accordance with the sale, the Company sold $32.0 million of deposits, $4.8 million of loans, $354 thousand of fixed assets and $143 thousand of cash. The transaction resulted in a net cash payment of $25.5 million by the Company to Cape Bank. After transaction costs, the net gain on the branch sale transaction recorded by the Company in the third quarter of 2015 was $1.3 million.

In addition to the transactions noted above, the Company consolidated nine branch locations in 2015, which resulted in combined restructuring charges of $3.5 million.  The Company’s comprehensive restructuring plan has now been fully implemented.  As a result of the implementation and completion of the restructuring plan, the Company’s primary lending focus is centered around commercial relationships, specifically commercial real estate and commercial and industrial loan originations, as well as both originations and participations in multi-family loans. With the Bank’s branch network rationalized, the Company is focusing on enhancing its brand and building a relationship-based deposit gathering strategy which the Company anticipates will generate additional deposit-related income from service charges, cash management and related commercial banking products and services.

Market Area

The Company’s corporate headquarters is located in Mount Laurel, New Jersey, which is located in close proximity to both the New Jersey Turnpike and Interstate 295, two major thoroughfares that provide convenient access to the NYC-NJ-Philadelphia metropolitan region.

The Company’s operations have a primary market area in the State of New Jersey with a presence in the metropolitan New York City area and Philadelphia, Pennsylvania markets. The Company’s current deposit-gathering base and lending area is concentrated in the communities surrounding its offices in New Jersey. The Company is looking to expand further into central and northern New Jersey as well as the metropolitan New York City area as the high density in those markets presents more attractive business opportunities than southern New Jersey. The Company believes these markets are attractive and have strong growth potential based on key demographic and economic indicators. The State of New Jersey has among the highest median household incomes and personal incomes per capita in the nation. The Company’s markets are home to a diverse pool of businesses and industries, representing key opportunities for growth in business and commercial banking products and services. Related to the Company’s potential for consumer growth, New Jersey is one of the most densely populated states in the U.S., providing a deep consumer base as well. The Company’s market area is also home to many affluent suburbs, catering to commuters who live in New Jersey and work in New York and Philadelphia.

Lending Activities

General.  With the Company’s exit from the residential mortgage banking business, the principal lending activity of the Company is the origination of commercial real estate loans and commercial and industrial loans. Substantially all loans are originated in the Company’s primary market area. For more information about the Company’s lending activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loans” in the Company’s 2015 Annual Report to Shareholders, included herein as Exhibit 13.

During 2015, the Company continued to focus on reducing its problem loan levels as well as exiting certain higher risk relationships. This occurred through both loan sales to individual investors and strategic exits from certain relationships. Loan production was slow in the first half of 2015 due to this initiative, the competitive lending environment, the Company maintaining a very selective approach to originating new loan relationships and the establishment of a new lending team.  Commercial loan production grew in the second half of 2015 and the Company also acquired $98.9 million of multifamily loan participations. The Company expects to have loan growth in 2016, especially in the central and northern parts of New Jersey as well as the metropolitan New York City area.  At December 31, 2015 and 2014, the Company did not have more than 10% of its total loans outstanding concentrated in any one industry category including, but not limited to, healthcare, hospitality, entertainment and leisure industries and general office space. The Company’s loan categories are determined based upon borrowers engaged in similar activities who would be similarly impacted by economic or other conditions.

Many of the Company’s commercial loans have a real estate component as part of the collateral securing the loan. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. At December 31, 2015, commercial loans secured by commercial real estate properties totaled $617.9 million of which $227.8 million, or 36.9%, were classified as owner occupied and $390.1 million, or 63.1%, were classified as non-owner occupied. These loans are diversified across multiple industries.

Commercial Real Estate Loans. A significant component of our lending activity consists of loans for the acquisition, refinance, improvement and construction of real property. The Company has a commercial real estate portfolio comprised of loans on apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. The Company’s underwriting guidelines generally require its commercial real estate loans to have loan-to-value ratios of no more than 75% and minimum debt service coverage ratios, defined as net operating income divided by debt service, of no less than 1.2. In addition, the Company seeks to obtain personal guarantees from its borrowers whenever possible. The maturity of these loans is typically 2-5 years. The specific loan-

to-value ratio and debt service coverage ratio varies depending on the type of collateral for each commercial real estate loan. From time to time, the Company will consider purchasing participations in commercial real estate loans, including multi-family loans. Commercial real estate loans comprised approximately 55% of the Company’s total loan portfolio at December 31, 2015.

Commercial and Industrial Loans. In addition to real estate secured loan products, the Company also originates commercial and industrial loans, including working capital lines of credit, inventory and accounts receivable lines, equipment loans and other commercial loans. The Company focuses on making commercial and industrial loans to small and medium-sized businesses in a wide variety of industries. The Company’s underwriting guidelines generally require that commercial and industrial loans be secured by all business assets, and in the case of owner occupied real estate, that such loans have a loan-to-value ratio of no more than 80%. The Company seeks to obtain personal guarantees from its borrowers whenever possible. Commercial and industrial loans comprised approximately 15% of the Company’s total loan portfolio at December 31, 2015.

Construction Loans. The Company’s construction loans are secured by residential and commercial properties located in its market area. The Company’s construction loans to home builders generally have floating interest rates, are typically for a term of up to 36 months and have a maximum loan to value ratio of 75%. Loans to builders are made on either a pre-sold or speculative (unsold) basis. The Company generally allows the borrower to extend the term of the loan if the project is not yet complete or, in the case of a speculative construction loan, if the borrower has not yet sold the property. To extend the maturity of the loan, the loan generally must be current and the Company will assess if the project is being adequately managed and the borrower’s ability to continue to keep the loan current. Construction loans to individuals who intend to occupy the completed dwelling may be converted to permanent financing after the construction phase is completed. Construction loans are disbursed as certain portions of the project are completed.  Construction loans comprised approximately 4% of the Company’s total loan portfolio at December 31, 2015.

Residential Real Estate Loans. The Company previously originated residential mortgages, including both conventional and jumbo loans, both for sale and for its portfolio. During 2014, the Bank chose to shut down and exit its residential mortgage operations and ceased all origination and purchase activity for both its portfolio and for sale to the secondary market. In 2014, prior to shutting down operations, the Company originated $61.0 million residential mortgage loans for its portfolio and $77.8 million for sale to the secondary market. The majority of these loans were for owner occupied single-family residences, a significant portion of which were originated with a forward commitment to sell the loan in the secondary market with servicing released.  The Company’s mortgage loans were sold with recourse in the event of default, generally within the first six months and sometimes beyond that if certain documentation deficiencies are identified, depending on the terms with the investor. During 2015, the Company repurchased three previously sold mortgage loans with a total principal balance of $707 thousand. Residential real estate loans comprised approximately 16% of the Company’s total loan portfolio at December 31, 2015.

Home Equity Lines of Credit (“HELOC”). The Company previously originated home equity lines of credit, secured by first or second homes owned or being purchased by the loan applicant. HELOCs are consumer revolving lines of credit. The interest rates charged on such loans are fixed or floating and are generally related to the prime lending rate. HELOC loans, which are underwritten to reflect the borrower’s ability to pay the full principal and interest, may provide for interest only payments for the first three years with principal payments to begin in the fourth year. A home equity line was typically originated as a twenty-year note that allowed the borrower to draw upon the approved line of credit during the same period as the note. The Company generally permitted a loan-to-value ratio up to 80% of the appraised value, less any outstanding mortgage. HELOC loans expose the Company to the risk that falling collateral values may leave such loans inadequately secured especially in the current economic environment where residential real estate values have been negatively impacted. The Company ceased all HELOC origination activity in the second half of 2014. Home equity lines of credit comprised approximately 8% of the Company’s total loan portfolio at December 31, 2015.

Home Equity Term Loans. The Company previously originated home equity term loans secured by mortgage liens against the borrower’s primary, secondary or investment property. Home equity term loans are consumer loans. The interest rate charged on such loans is usually a fixed rate which is determined based on the Company’s cost of funds and market conditions. These loans typically require fixed payments of principal and interest and have an average term between five and fifteen years. The Company generally permitted a loan-to-value ratio of up to 80% of the appraised value, less any outstanding mortgages. Home equity term loans expose the Company to the risk that falling collateral values may leave such credits inadequately secured. The Company ceased all home equity term loan origination activity in the second half of 2014. Home equity term loans comprised approximately 1% of the Company’s total loan portfolio at December 31, 2015.

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

Loan Commitments. When a commercial loan is approved, the Company may issue a written commitment to the loan applicant. The loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. The loan commitment is valid for approximately 30 days. At December 31, 2015, the Company had $22.6 million of commercial loans that were approved but unfunded.

Credit Risk, Credit Administration and Loan Review. Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. The Company incurs credit risk whenever it extends credit to, or enters into other transactions with customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. The Credit Risk Division is responsible for the overall management of the Company’s credit risk and the development, application and enforcement of uniform credit policies and procedures the principal purpose of which is to minimize such risk. Loan review and other loan monitoring practices provide a means for the Company’s management to ascertain whether proper credit, underwriting (new, extensions and renewals) and loan documentation policies, procedures and practices are being followed by the Company’s loan officers and are being applied uniformly. During 2015, the Company’s loan review function was outsourced to a third-party service provider.

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

Investment Activities

The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals which are designed to provide a portfolio of high quality investments that optimize interest income within acceptable limits of safety and liquidity. The Company’s investments consist primarily of federal funds, securities issued or guaranteed by the United States Government or its agencies, mortgage-backed securities, states and political subdivisions, collateralized loan obligations and trust preferred securities. For more information about the investment securities portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investment Securities” in the 2015 Annual Report to Shareholders, included herein as Exhibit 13.

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

Deposits. Consumer and commercial deposits, as well as deposits from governmental entities are attracted principally from within the Company’s primary market area through the offering of a broad selection of deposit instruments including checking accounts, savings accounts, money market accounts, time deposit certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity and executes a rate strategy it deems appropriate. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program, which enables our local customers to obtain expanded FDIC insurance coverage on their deposits. The Company may also obtain funding through the CDARS® program and other brokered deposits. Pursuant to the terms of the recently terminated OCC Agreement, the Bank previously agreed that its brokered deposits would not exceed 6.0% of total liabilities without prior OCC approval.  This limitation is no longer applicable to the Bank.  At December 31, 2015, the Bank’s brokered deposits totaled $43.3 million, or 2.2% of total liabilities. At December 31, 2015, the Company had 37 locations primarily throughout New Jersey, including 31 branch office locations. The Company also had one loan production office in each of New York and Pennsylvania. The Bank completed the sale of seven branch locations to Sturdy Savings Bank on March 6, 2015 and the sale of its Hammonton branch location to Cape Bank on August 28, 2015. In addition, a total of nine branch offices were consolidated in 2015. For more information about the Company’s deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Deposits” in the 2015 Annual Report to Shareholders, included herein as Exhibit 13.

Borrowings. The Company may obtain advances from the Federal Home Loan Bank of New York (“FHLBNY”) to supplement its funding requirements. Such advances must be secured by a pledge of a portion of the Company’s assets which may include securities, first mortgage loans and other collateral acceptable to the FHLBNY. The Company, if the need arises, may also access the FRB discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Company has additional secured borrowing capacity with the FRB of approximately $96.5 million, of which none was utilized, and the FHLBNY of approximately $184.9 million, of which $85.6 million was utilized, as of December 31, 2015. As of December 31, 2015, the Company had $245.6 million in loans and $111.3 million in securities pledged as collateral on secured borrowings. The Company has additional unsecured borrowing capacity through lines of credit with other financial institutions of approximately $35.0 million.

In addition, the Company, from time to time, may utilize overnight repurchase agreements with customers. The Company would obtain funds through overnight repurchase agreements with customers pursuant to which the Company sells U.S. Treasury notes or securities issued or guaranteed by one of the government sponsored enterprises to customers under an agreement to repurchase them, at par, on the next business day. At December 31, 2015, there were no outstanding securities under agreements to repurchase with customers. In addition, the Company may obtain funds through term repurchase agreements with the FHLBNY or large investment banks. At December 31, 2015, the Company had no outstanding repurchase agreements with the FHLBNY or any investment bank.

For more information about the Company’s borrowings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Borrowings” in the 2015Annual Report to Shareholders, included herein as Exhibit 13.

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

Prosperis Financial Solutions, LLC. Through a contract with a third party, Prosperis Financial Solutions, LLC, the Company’s investment services division offers experienced professionals that deliver a full range of products and services to meet the specific needs of the Company’s customers. The products offered include insurance, annuities, mutual funds, securities and other investment services.

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

Regulatory Enforcement Actions

OCC. On April 15, 2010, the Board of Directors of the Bank entered into the OCC Agreement. Pursuant to the OCC Agreement, the Bank was required to develop and implement a profitability and capital plan that would provide for the maintenance of adequate capital to support the Bank’s risk profile.   Pursuant to the OCC Agreement, the Bank had also agreed to (i) adopt and implement a program to protect the Bank’s interest in criticized or classified assets; (ii) review and revise the Bank’s loan review program; (iii) adopt and implement a program for the maintenance of an adequate allowance for loan and lease losses; and (iv) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits would not exceed 6.0% of total deposits unless approved by the OCC.

The OCC had also imposed an individual minimum capital requirement on the Bank. An individual minimum capital requirement requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be “well capitalized.” In accordance with the individual minimum capital requirement, the Bank was required to maintain Tier 1 Capital at least equal to 8.50% of adjusted total assets, Tier 1 Capital at least equal to 9.50% of risk-weighted assets and Total Capital at least equal to 11.50% of risk-weighted assets. At December 31, 2015, the Bank was in compliance with its individual minimum capital requirement.

During 2015, the Bank successfully remediated the various financial, process and compliance issues necessary for the termination of  the OCC Agreement.  Effective January 21, 2016, the OCC terminated the OCC Agreement and the individual minimum capital requirement to which the Bank was subject and the requirements noted above were eliminated.

Separately, on January 21, 2016, without admitting or denying any wrongdoing, the Bank entered into a Consent Order with the OCC to pay a $25,000 civil money penalty in connection with various deficiencies identified by the OCC in the mortgage banking practices of Sun Home Loans, a former division of the Bank, which was closed in July 2014 when the Bank exited the residential mortgage lending business as part of a comprehensive restructuring plan. The identified deficiencies occurred from July 2011 through September 2013.

Federal Reserve Bank. The Company is required to seek the prior approval of the Federal Reserve Bank before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures, declaring or paying cash dividends or receiving dividends from the Bank, repurchasing outstanding stock or incurring indebtedness. The Company is also required to submit and periodically update a capital plan, a profit plan and cash flow projections as well as other progress reports to the Federal Reserve Bank.

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

Financial Modernization. The Gramm-Leach-Bliley Act (“Gramm-Leach”) permits qualifying bank holding companies to become financial holding companies and thereby engage (directly or through a subsidiary) in a broad range of activities deemed financial in nature. Gramm-Leach defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the FRB has determined to be closely related to banking. A qualifying bank holding company also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of a bank subsidiary.

Regulatory Capital Requirements. The FRB has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising bank holding companies, such as the Company, and in processing applications to it under the Bank Holding Company Act. The FRB’s capital adequacy guidelines are similar to those imposed on the Bank by the OCC. At December 31, 2015, the Company was in compliance with all applicable regulatory capital requirements. See Note 21 of the Notes to Consolidated Financial Statements included in the Company’s 2015 Annual Report to Shareholders, included herein as Exhibit 13. In addition, see “Capital Adequacy” below for further discussion of certain new capital requirements that apply to the Company and that went into effect on January 1, 2015.

Source of Strength. Under the Dodd-Frank Act and FRB requirements, the Company, as a bank holding company, is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank. In addition, consistent with its “source of strength” policy, the FRB has stated that, as a matter of prudent banking, a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength.

In addition, under the National Bank Act, if the capital stock of the Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Company. If the assessment is not paid within three months, the OCC could order a sale of the Bank stock held by the Company to make good the deficiency.

Federal Securities Law. The Company’s securities are registered with the SEC under the Exchange Act. As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

New Jersey Corporation Law. The Company is incorporated under the laws of the State of New Jersey, and is therefore subject to regulation by the State of New Jersey. In addition, the rights of the Company’s shareholders are governed by the New Jersey Business Corporation Act.

The Bank

General.  The Bank is organized as a national bank under the National Bank Act and is subject to supervision, examination and regulation by the OCC. In addition, the Bank’s deposit accounts are insured by the FDIC and the Bank is subject to certain regulations of the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

Dividend Restrictions. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained net income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses.  In addition, under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. During 2015, the Bank was subject to the OCC Agreement, which prohibited the Bank from paying any dividends if it was not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval.  The OCC terminated the OCC Agreement effective January 21, 2016.

Liquidity. The Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with OCC regulations.

Assessments. The OCC charges assessments to recover the cost of examining national banks and their affiliates. The Bank paid a total of $754 thousand in assessments for the year ended December 31, 2015.

Branching. National banks may branch nationwide to the extent allowed by federal statute.

Legal Lending Limits. The National Bank Act imposes restrictions on the amount of loans that a national bank can lend to one borrower. Based upon these legal lending limits, the Bank’s total outstanding loans and extensions of credit to one borrower may not exceed 15% of the Bank’s capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral, as such term is defined in the applicable regulation. At December 31, 2015, the Bank’s legal lending limit and internal lending limit to one borrower were $74.4 million and $41.0 million, respectively. Exceptions to the Bank’s internal lending limit may be permitted on a case by case basis with the approval of the Board of Directors. The Bank is in compliance with applicable loan to one borrower limitations. At December 31, 2015, the Bank’s largest aggregate amount of loans to one borrower totaled $39.4 million. The borrower has no affiliation with the Bank.

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

Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) prohibits the extension of personal loans to directors and executive officers of “issuers” (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act (“FRA”).

Section 22(h) of the FRA restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h) of the FRA, loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the Bank’s total capital and surplus. Further, under Section 22(h) of the FRA, loans to directors, executive officers, and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers. Loans from the Bank to an affiliate of one of the Company’s directors, Peter L. Galetto, totaled $1.8 million and a loan to a family member of two Company directors had an outstanding balance of $248 thousand at December 31, 2015. Effective during 2015, the Bank is no longer issuing new loans to insiders.

The Dodd-Frank Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, director and principal shareholders, by, among other things, expanding covered transactions to include securities lending, repurchase agreement and derivatives activities with affiliates. These changes became effective on July 21, 2012.

Interagency Guidance on Commercial Real Estate Lending. In December 2006, the federal bank regulatory agencies published guidance entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”), to address concentrations of commercial real estate loans. The CRE Guidance reinforces and enhances the OCC’s existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits.

In October 2009, the federal bank regulatory agencies adopted a policy statement supporting prudent commercial real estate mortgage loan workouts (the “2009 Policy Statement”). The 2009 Policy Statement provides guidance for examiners, and for financial institutions that are working with commercial real estate mortgage loan borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The 2009 Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. Financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers’ financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The 2009 Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing institutions’ risk-management practices for loan workout activities.

In December 2015, the federal bank regulatory agencies released a statement entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “2015 CRE Statement”).  In the 2015 CRE Statement, the federal bank regulatory agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that they will continue to pay special attention to commercial real estate lending activities and concentration going forward.

We have evaluated the CRE Guidance, the 2009 Policy Statement and the 2015 CRE Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards. See “Lending Activities” for a discussion of our loan product offerings and related underwriting standards and “Item 7 - Management’s Discussion and Analysis - Financial Condition - Loans” in the Company’s 2015 Annual Report to Shareholders included here as Exhibit 13 for information regarding our loan portfolio composition.

Privacy Standards. The Bank is subject to OCC regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.

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

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of Gramm-Leach. The guidelines describe the federal bank regulatory agencies’ expectations for the creation, implementation and maintenance of an information security program, which is required to include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

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

Insurance Activities. The Bank is generally permitted to engage in certain activities through its subsidiaries. However, the federal bank regulatory agencies have adopted regulations prohibiting depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers. The Bank currently offers insurance products through an agreement with an independent third party.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits of the FDIC and are subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile.

Under the Federal Deposit Insurance Act, as amended (“FDIA”), the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

In determining the deposit insurance assessment to be paid by insured depository institutions, the FDIC generally assigns an institution to one of four risk categories based on the institution’s most recent supervisory ratings and capital ratios. For institutions within Risk Category I, assessment rates generally depend upon a combination of long-term debt issuer ratings, CAMELS (capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market risk) component ratings and financial ratios. In addition, an institution’s base assessment rate is generally subject to the following adjustments: (i) a decrease for the institution’s long-term unsecured debt, including most senior and subordinated debt, (ii) an increase for brokered deposits above a threshold amount and (iii) an increase for unsecured debt held that is issued by another insured depository institution.

The FDIC annually establishes for the Deposit Insurance Fund (“DIF”) a designated reserve ratio (“DRR”) of estimated insured deposits. The FDIC has announced that the DRR will remain at 2.00% for 2016, which is the same ratio that has been in effect since January 1, 2011. The FDIC is authorized to change deposit insurance assessment rates as necessary, to maintain the DRR, without further notice-and-comment rulemaking, provided that: (i) no such adjustment can be greater than three basis points from one quarter to the next, (ii) adjustments cannot result in rates more than three basis points above or below the base rates and (iii) rates cannot be negative.

As a result of the failures of a number of banks and thrifts during the financial crisis, there was a significant increase in the loss provisions of the DIF. This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum DRR of 1.15%.  As a result, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within a period of eight years.

The Dodd-Frank Act subsequently increased the minimum DRR for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessment rates necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, such as the Bank, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets.  In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. On October 22, 2015, the FDIC issued a proposal to increase the reserve ratio for the DIF to the minimum level of 1.35% as required by the Reform Act. The proposed rule would impose a quarterly surcharge on insured depository institutions with $10 billion or more in total consolidated assets.  If the rule is adopted as proposed, the FDIC expects that these surcharges would commence in 2016 and continue for approximately eight quarters; however, if the reserve ratio for the DIF does not reach the required level by December 31, 2018, the FDIC would impose a shortfall assessment on March 31, 2019, which would be collected on June 30, 2019.

The Bank paid deposit insurance assessments of $3.1 million during the year ended December 31, 2015. The deposit insurance assessment rates are in addition to assessments that may be imposed by the Financing Corporation (“FICO”), a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of FICO bonds. FICO assessment rates for 2015 ranged from $.0058 to $.0060 for each $100 of deposits. The Bank paid $134 thousand in FICO assessments in 2015.

Capital Adequacy.  Pursuant to the Dodd-Frank Act, the federal bank regulatory agencies issued rules that subject many national banks and bank holding companies, including the Bank and the Company, to consolidated capital requirements, effective January 1, 2015 (the “Final Capital Rules”). The Final Capital Rules also revised the quantity and quality of required minimum risk-based and leverage capital requirements applicable to the Bank and the Company, consistent with the Dodd-Frank Act and the Basel III capital standards. The Final Capital Rules revised the quantity and quality of capital required by (1) establishing a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) increasing the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets; (3) maintaining the minimum total capital ratio of 8.0% of risk-weighted assets; and (4) maintaining a minimum Tier 1 leverage capital ratio of 4.0%.

The Final Capital Rules further require that certain items be deducted from common equity Tier 1 capital, including (1) goodwill and other intangible assets, other than mortgage servicing rights, net of deferred tax liabilities (“DTLs”); (2) deferred tax assets that arise from operating losses and tax credit carryforwards, net of valuation allowances and DTLs; (3) after-tax gain-on-sale associated with a securitization exposure; and (4) defined benefit pension fund assets held by a depository institution holding company, net of DTLs.  In addition, banking organizations must deduct from common equity Tier 1 capital the amount of certain assets, including mortgage servicing assets, that exceed certain thresholds.  The Final Capital Rules also allow all but the largest banking organizations to make a one-time election not to recognize unrealized gains and losses on available-for-sale debt securities in regulatory capital, as under prior capital rules.

Furthermore, the Final Capital Rules added a requirement for a minimum common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets (the “Conservation Buffer”), to be applied to the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the total capital ratio. The required minimum Conservation Buffer will be phased in incrementally between 2016 and 2019. If a bank’s or bank holding company’s Conservation Buffer is less than the required minimum and its net income for the four calendar quarters preceding the applicable calendar quarter, net of any capital distributions and associated tax effects not already reflected in net income (“Eligible Retained Income”), is negative, it would be prohibited from making capital distributions or certain discretionary cash bonus payments to executive officers. As a result, under the Final Capital Rules, should we fail to maintain the Conservation Buffer we would be subject to limits on, and in the event we have negative Eligible Retained Income for any four consecutive calendar quarters, we would be prohibited in, our ability to obtain capital distributions from the Bank.

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets (each as described above) under the Final Capital Rules became effective for the Bank and the Company on January 1, 2015. The required minimum Conservation Buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

The OCC may, in addition, establish higher capital requirements than those set forth in its capital regulations when particular circumstances warrant. Pursuant to this authority, the OCC established an individual minimum capital requirement for the Bank that required the Bank to maintain a Leverage ratio at least equal to 8.50% of adjusted total assets, a Tier 1 Capital ratio at least equal to 9.50% of risk-weighted assets and a Total Capital ratio at least equal to 11.50% of risk-weighted assets. The OCC terminated the individual minimum capital requirement effective January 21, 2016. Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies.

At December 31, 2015, the Bank’s capital ratios exceeded all of the OCC’s regulatory capital requirements as well as the individual minimum capital requirement. See Note 21 of the Notes to Consolidated Financial Statements included in the Company’s 2015 Annual Report to Shareholders, included herein as Exhibit 13.

Prompt Corrective Action. FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Federal bank regulatory agencies possess broad powers to make corrective and other supervisory action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The classification of depository institutions is primarily for the purpose of applying the federal bank regulatory agencies’ prompt corrective action and other supervisory powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution. Under the OCC’s prompt corrective action regulations, the OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. The OCC’s prompt corrective action powers can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution’s parent company; placing limits on asset growth and restrictions on activities; including restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the institution from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution. Numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. In addition, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” depository institution may accept brokered deposits with prior regulatory approval.

To be deemed “well capitalized”, a national bank must maintain a Total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater and a Tier 1 leverage capital ratio of 5.0% or greater and not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2015, the Bank was within the required ratios for classification as “well capitalized,” however, due to the fact that the Bank was subject to the OCC Agreement during 2015, it could not be deemed “well capitalized” for that period.

In addition to measures taken under the prompt corrective action provisions with respect to undercapitalized institutions, insured depository institutions and their holding companies may be subject to potential enforcement actions by their regulators for unsafe and unsound practices in conducting their business or for violations of law or regulation, including the filing of a false or misleading regulatory report. Enforcement actions under this authority may include the issuance of cease and desist orders, the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated parties” (generally bank insiders). Further, the FRB may bring an enforcement action against a depository institution holding company either to address undercapitalization in the holding company or to require the holding company to take measures to remediate undercapitalization or other safety and soundness concerns in a depository institution subsidiary.

The Volcker Rule. On December 10, 2013, the FRB, the OCC, the FDIC, the Commodity Futures Trading Commission (“CFTC”) and the SEC issued final rules to implement the Volcker Rule contained in Section 619 of the Dodd-Frank Act. While the Dodd-Frank Act provided that banks and bank holding companies were required to conform their activities and investments to the requirements of the Volcker Rule by July 21, 2014, in connection with issuing the final Volcker Rule, the FRB extended the conformance period until July 21, 2015. The FRB is permitted, by rule or order, to extend the conformance period for one year at a time, for a total of not more than 3 years. On December 18, 2014, the FRB issued an order that further extends until July 21, 2016 the conformance period under the Volcker Rule. The FRB stated in the order that it intends to exercise its authority again in 2016 and grant the final one-year extension in order to permit banks and bank holding companies until July 21, 2017 to conform to the requirements of the Volcker Rule.

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

On January 14, 2014, the five federal agencies, including the FRB and OCC, approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At December 31, 2015, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $7.1 million. This pool was included in the list of non-exclusive issuers that meet the requirements of the interim final rule released by the agencies and therefore was not required to be sold by the Company.

At December 31, 2015, the Company had four collateralized loan obligation securities with an amortized cost of $24.0 million and an estimated fair value of $23.7 million that are subject to the provisions of the Volcker Rule. As a result, the Company will likely be required to divest these investments unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding a delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. The Company cannot give assurances that the legislation will or will not be enacted. However, based on the Company’s communication with its investment advisors, in the event that the proposed legislation is not enacted, the Company believes these investments can be modified to avoid a required divestiture under the Volcker Rule.

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

Safety and Soundness Standards. Pursuant to the requirements of the FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, federal bank regulatory agencies adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

In addition, the OCC adopted regulations pursuant to FDICIA that require a bank that is given notice by the OCC that it is not satisfying any of the safety and soundness standards to submit a compliance plan to the OCC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OCC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If a bank fails to comply with such an order, the OCC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

Item 1A.	Risk Factors.

The following is a summary of the material risks related to our business and an investment in the Company’s securities.

Risks Related to Our Business

We have incurred significant losses in past years and cannot give assurance that we will continue to be profitable.

The Company recorded four consecutive quarters with positive earnings in 2015, however, we have incurred significant losses over the past few years, including net losses of $29.8 million, $9.9 million and $50.5 million for the fiscal years ended December 31, 2014, 2013 and 2012, respectively. These net losses were primarily due high operating costs and credit costs, including significant provisions for loan and lease losses in 2012.  It is possible that we will incur elevated credit costs over the near term, which would adversely impact our overall financial performance and results of operations and, therefore, we cannot give assurance that we will continue to be profitable.

We may be unable to satisfy certain requirements agreed to with the Federal Reserve Bank, and lack of compliance could result in additional regulatory enforcement actions.

The Company is required to seek the prior approval of the Federal Reserve Bank before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures, declaring or paying cash dividends or receiving dividends from the Bank, repurchasing outstanding stock or incurring indebtedness. The Company is also required to submit, and periodically update, a capital plan, a profit plan and cash flow projections, as well as other progress reports to the Federal Reserve Bank.

Though we are in compliance with the Federal Reserve Bank requirements, there is no assurance that we will be able to fully comply with the requirements agreed to with the Federal Reserve Bank. Failure to comply with the Federal Reserve requirements could result in additional regulatory scrutiny and further regulatory enforcement action, including administrative sanctions and civil money penalties. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Company’s operations and expansion activities that could have a material adverse effect on its business and profitability.

We have undertaken certain actions to reposition our business in recent periods and these actions may be unsuccessful or may not fully achieve the results that we have intended.

The Bank has historically provided an array of banking services. However, in July 2014, the Company announced it was undertaking a comprehensive restructuring plan, which was completed in the third quarter of 2015.  As part of our restructuring effort, to address outstanding regulatory matters, including the OCC Agreement, and to greater focus on building the businesses that represent the Bank’s core competencies, we exited Sun Home Loans, our retail, consumer mortgage banking origination business, which historically generated significant fee income for the Company, as well as our healthcare and asset-based lending businesses. Our restructuring initiatives also included the sale or consolidation of certain branch offices and significant classified asset and operating expense reductions. The restructuring initiatives were designed to improve the Company’s performance in its credit, operational and profitability metrics.

There are costs, risks and uncertainties associated with the development, implementation and execution of these initiatives, including the investment of time and resources, the possibility that these initiatives will be unprofitable, and the risk of additional liabilities associated with these initiatives. In addition, our ability to successfully maintain these new initiatives will depend in part on the existence of satisfactory market conditions that will allow us to profitably grow our remaining business lines. The success of these restructuring activities will also depend, in part, on our ability to realize the anticipated benefits and cost savings from exiting these businesses and undertaking the other initiatives. The anticipated benefits and cost savings of these initiatives may not be realized fully, at all or may take longer to realize than expected, which could have a material adverse effect on our business, financial condition or results of operations.

Increases in nonperforming assets will have an adverse effect on our financial condition and results of operations.

Our nonperforming assets (which consist of nonaccrual loans, assets acquired through foreclosure and troubled debt restructurings), totaled $3.4 million at December 31, 2015 as compared to $15.7 million at December 31, 2014 and $40.5 million at December 31, 2013. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on financial condition and results of operations. There can be no assurance that the Company will not experience future increases in non-performing assets.

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

The occurrence of any failure, breach, or interruption in service involving our systems or those of our service providers, including as a result of a cyber-attack, could damage our reputation, cause losses, increase our expenses, and result in a loss of customers, an increase in regulatory scrutiny, or expose us to civil litigation and possibly financial liability, any of which could adversely impact our financial condition, results of operations, and the market price of our stock.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits and our loans. In the normal course of our business, we collect, process, retain and transmit (by email and other electronic means) sensitive and confidential information regarding our customers, employees and others. We also outsource certain aspects of our data processing to certain third-party providers. In addition to confidential information regarding our customers, employees and others, we, and in some cases a third party, compile, process, transmit and store proprietary, non-public information concerning our business, operations, plans and strategies. As a result, our business and operations depend on the secure processing, storage and transmission of confidential and other information in our computer systems and networks and those of our third party service providers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security measures and business continuity programs, our facilities, computer systems, software and networks, and those of our third party service providers, may be vulnerable to external or internal security breaches, acts of vandalism, unauthorized access, misuse, computer viruses or other malicious code and cyber-attacks that could have a security impact. In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, clients or counterparties. While we regularly conduct security assessments on our third party service providers, there can be no assurance that their information security protocols are sufficient to withstand a cyber-attack or other security breach.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks that are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.

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

We are operating in a challenging economic environment, including generally uncertain national and local conditions. Additional concerns from some of the countries in the European Union and elsewhere have also strained the financial markets both abroad and domestically. Although there has been some improvement in the overall global macroeconomic conditions in 2015, financial institutions continue to be affected by conditions in the real estate market and the constrained financial markets. In recent years, declines in the housing market, increases in unemployment and under-employment have negatively impacted the credit performance of loans and resulted in significant write-downs of asset values by financial institutions, including the Bank. Reflecting concern over economic conditions, many lenders and institutional investors have reduced or ceased providing funding to borrowers. While the Company saw improvement in 2015, there continued to be stress on the Bank’s portfolio during the year. A worsening of economic conditions may further impact the Bank’s results of operations and financial condition. In particular, we may face the following risks in connection with these events:

•	Loan delinquencies could increase further;
•	Problem assets and foreclosures could increase further;
•	Demand for our products and services could decline;
•

Collateral for loans made by us, especially real estate, could decline further in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans; and

•

Investments in mortgage-backed securities could decline in value as a result of the performance of the underlying loans or the diminution of the value of the underlying real estate collateral pressing the government sponsored agencies to honor its guarantees to principal and interest.

As these conditions or similar ones continue to exist or worsen, we may experience continuing or increased adverse effects on our financial condition and results of operations.

As a result of the Dodd-Frank Act and recent rulemaking, we are now subject to more stringent capital requirements

The federal bank regulatory agencies adopted the Final Capital Rules, which amended the regulatory risk-based capital rules applicable to the Company and the Bank. The Final Capital Rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The Final Capital Rules, among other things, (i) established a new common equity Tier 1 capital ratio of 4.5% and (ii) increased the Tier 1 capital ratio to 6% (from 4%). In addition, the Final Capital Rules added a requirement to maintain a minimum Conservation Buffer of 2.5% above these new regulatory minimum capital ratios. Under the Final Capital Rules, an institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. The Final Capital Rules are described in more detail in “Supervision and Regulation,” above. The failure to meet the established capital requirements could result in the federal bank regulatory agencies placing limitations or conditions on our activities or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends; issuing a directive to increase our capital; and terminating our FDIC deposit insurance.

The occurrence of various events may adversely affect our ability to fully utilize net operating losses or recover our deferred tax asset.

In recent years, we experienced substantial operating losses. Under Section 172 (“Section 172”) of the Internal Revenue Code, as amended (the “Code”), and rules promulgated by the Internal Revenue Service, we may “carry forward” our net operating losses (“NOLs”) in certain circumstances to offset any current and future earnings and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a significant amount of the NOLs, and therefore these NOLs could be a substantial asset to us. If, however, we experience an ownership change under Section 382 of the Code, our ability to use the NOLs may be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of that asset.

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

At December 31, 2015, the Company had a valuation allowance of $128.8 million against its deferred tax asset. The release of this valuation allowance would have a positive impact on earnings and capital but is dependent on our ability to provide positive evidence of a return to sustained profitability. There can be no assurance as to when we will be in a position to recapture the benefits of our deferred tax asset.

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

If a decline in market value of a security is determined to be other-than-temporary, under accounting principles generally accepted in the United States of America, we are required to write these securities down to their estimated fair value through a charge to earnings. At December 31, 2015, we owned one non-rated single issuer trust preferred security classified as available for sale with an amortized cost of $3.2 million and estimated fair value of $3.1 million on which the cumulative other-than-temporary impairment is $1.2 million as of December 31, 2015. The Company did not recognize a credit related impairment loss on this security in 2015, 2014 or 2013. We perform an ongoing analysis of this security. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of this and other securities we own from time to time.

Our loan portfolio includes a substantial amount of commercial real estate and commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

Our commercial loan portfolios, which include commercial real estate loans, totaled $853.9 million at December 31, 2015, comprising approximately 55% of our total gross loans held-for-investment. Commercial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans.

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

Overall, our market has expanded within the State of New Jersey and in the State of New York. Likewise, our commercial lending activities have grown, especially in the central and more recently the northern parts of New Jersey. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values.  Commercial real estate prices, according to many U.S. commercial real estate indices, are currently above the 2007 peak levels that contributed to the financial crisis.  Accordingly, the federal bank regulatory agencies, as well some market analysts, have expressed concerns about weaknesses in the current commercial real estate market.  A significant broad based deterioration in economic conditions throughout New Jersey and New York, including the real estate markets, could have a material adverse effect on the credit quality of our loan portfolios and, consequently, on our financial condition, results of operations and cash flows.

If we fail to provide an adequate allowance for loan losses, there could be a significant negative impact on our results of operations.

The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral for the loan. Based upon factors such as historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses. At December 31, 2015, our allowance for loan losses was approximately $18.0 million which represented approximately 1.16% of total loans held-for-investment and approximately 578% of nonperforming loans held-for-investment. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the federal bank regulatory agencies require us to increase our allowance for loan losses, our financial condition, results of operations and cash flows could be significantly and adversely affected. Although we attempt to mitigate the credit risks associated with our underwriting standards and collection procedures, these standards and procedures may not offer adequate protection against the risk of default, especially in periods of economic uncertainty and high unemployment, such as have existed over much of the past several years. Given that the components of the allowance for loan losses are based partially on historical losses and on risk rating changes in response to recent events, required reserves may trail the emergence of any unforeseen deterioration in credit quality.

Competition from other financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability and results of operations.

The market areas in which we operate are among the most highly competitive in the country. There is substantial competition in originating loans and in attracting and retaining deposits. The competition comes principally from other banks (both larger and smaller) savings institutions, credit unions, mortgage banking companies and the myriad of nonbanking competitors, such as full service brokerage firms, money market mutual funds, insurance companies and other institutional lenders. U.S. government involvement in banking and mortgage banking, through regulation and examination, a sustained low interest rate environment and rapidly evolving traditional and non-traditional competition in our marketplace, have combined to adversely impact current and projected operating results. The U.S. government’s intervention in the mortgage and credit markets has resulted in a narrowing of mortgage spreads, lower yields and accelerated mortgage prepayments. We have commercial real estate lending and business banking operations, and these business lines are also being aggressively pursued by a number of competitors, both large and small.

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

Our success depends, in large part, on our ability to attract and retain skilled people. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, and years of industry experience. In addition, our future success depends in part on our ability to identify and develop talent to succeed existing management and other key personnel. The replacement of our management team or other key personnel likely would involve significant time and costs, and the loss of these employees could have a material adverse impact on our business.

Changes in interest rates may reduce our profits.

The most significant component of net income is net interest income, which accounted for 69% of our total revenue in 2015. Net interest income is the difference between the interest income generated on interest-earning assets, such as loans and investments, and the interest expense paid on the funds required to support interest-earning assets, namely deposits and borrowed funds. Interest income, which represents income from loans, investment securities and short-term investments is dependent on many factors including the volume of interest-earning assets, the level of interest rates, the interest rate sensitivity of the interest-earning assets and the levels of nonperforming loans. The cost of funds is a function of the amount and type of funds required to support the interest-earning assets, the rates paid to attract and retain deposits, rates paid on borrowed funds and the levels of non-interest bearing demand deposits.

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

At December 31, 2015, we had four collateralized loan obligation securities with an amortized cost of $24.0 million, an estimated fair value of $23.7 million which are subject to the provisions of the Volcker Rule. As a result, we will likely be required to divest these investments by July 21, 2017 unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding a delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. We cannot give assurances that the legislation will or will not be enacted. If it is ultimately determined that these investments must be divested, we could incur substantial losses through the sales as significant pricing volatility could be created from market uncertainty surrounding these investments as a result of potentially limited demand.

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

Under the acquisition method of accounting for all business combinations, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill and identifiable intangible assets. At December 31, 2015, we had $38.2 million of goodwill on our balance sheet. Companies must evaluate goodwill for impairment at least annually.

Write-downs of the amount of any impairment are to be charged to the results of operations in the period in which the impairment is determined. No impairment was identified in 2015. There can be no assurance that future evaluations of goodwill will not result in determinations of impairments and write-downs which could have an adverse non-cash impact on our financial condition and results of operations.

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

The terms of the securities purchase agreements grant certain rights to specific investors that other shareholders do not have.

Pursuant to securities purchase agreements dated July 7, 2010 (the “2010 Securities Purchase Agreements”), entered into between the Company and each of an affiliate of WL Ross & Co., LLC, Siguler Guff & Company, LP, certain members and affiliates of the Brown family and certain other institutional and accredited investors (collectively, the “Investors”), the Company granted each of the Investors certain “gross-up” rights in connection with certain securities offerings that the Company may conduct at the same price (net of underwriting discounts) and on the same terms as those proposed in the offering in an aggregate amount sufficient to enable them to maintain their respective ownership interest in us.

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

Directors and executive officers and their affiliates own approximately 45% of the outstanding shares of common stock of the Company at December 31, 2015, excluding shares which may be acquired upon the exercise of stock options or upon the vesting of restricted stock. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to our amended and restated certificate of incorporation.

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

As a bank holding company, our ability to declare and pay dividends is dependent on certain federal regulatory considerations. We have not historically paid a cash dividend on our common stock and are subject to various restrictions on our ability to pay cash dividends. The Company is required to seek prior approval from the Federal Reserve Bank to declare or pay any cash dividends or take any cash dividends from the Bank. Further, the Bank is limited in the payment of dividends without the approval of the OCC, and payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. Accordingly, there can be no assurance that we will pay dividends to our shareholders in the future.

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

The Company’s operations are conducted out of its 37 offices. For additional information regarding our lease obligations, see Note 17 of Notes to Consolidated Financial Statements in Item 8 of “Financial Statements and Supplementary Data.”

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

The information contained under the captions “Common Stock Price Range and Dividends” and “Stock Performance” in the 2015 Annual Report to Shareholders, included herein as Exhibit 13 to this Report is incorporated herein by reference.

Item 6.	Selected Financial Data.

The information contained under the caption “Selected Financial Data” in the 2015 Annual Report to Shareholders  included herein as Exhibit 13 is incorporated herein by reference. The information contained herein is only a summary and you should read it in conjunction with our audited consolidated financial statements in Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2015 Annual Report to Shareholders included herein as Exhibit 13 is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Gap Analysis” and “ - Net Interest Income Simulation” in the 2015 Annual Report to Shareholders included herein as Exhibit 13 is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements of Sun Bancorp, Inc. and the Summarized Quarterly Financial Data included in the notes thereto, which is included in the 2015 Annual Report to Shareholders, included herein as Exhibit 13 are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.
(a)	Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures were designed and functioning effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)	Internal Control over Financial Reporting
1.	Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the 2015 Annual Report to Shareholders, included herein as Exhibit 13.

2.	Attestation Report of Independent Public Accounting Firm.

The attestation report of Deloitte & Touche LLP on the Company’s internal control over financial reporting, as defined in Rule 15d-15e of the Exchange Act, appears in the 2015 Annual Report to Shareholders, included herein as Exhibit 13.

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

The information contained under the captions “Proposal I-Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information contained under the caption “Security Ownership of Certain Beneficial Owners” and “Proposal I - Election of Directors” in the Proxy Statement is incorporated herein by reference.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2015 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1)	843,637	$23.91	1,278,862
Equity compensation plans not approved by shareholders	n/a	n/a	n/a
Total	843,637	$23.91	1,278,862

(1)	Plans approved by shareholders include the 2004 Stock Based-Incentive Plan, as amended and restated, the 2010 Stock-Based Incentive Plan and the 2015 Omnibus Stock Incentive Plan.
(2)

Amount includes 279,964 restricted stock units that have been granted, but not yet vested, and are therefore not included in shares outstanding. In addition, amount includes 54,344 shares issued and held in the Directors’ Deferred Compensation Plan which, although included these shares are included as outstanding, will be issued without restriction upon retirement of the director.

(3)

Amount does not reflect the market value per share of 279,964 nonvested restricted stock units and 54,344 shares issued and held in the Director’s Deferred Compensation Plan which are included in column (a) herein.

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

Management’s Annual Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

	(2)	There are no financial statements schedules that are required to be included in Part II, Item 8.

(b)	The following exhibits are filed as part of this report:

	3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)

	3.2	Amended and Restated Bylaws of Sun Bancorp, Inc. (2)

	4.1	Common Security Specimen (3)

	10.4	Amended and Restated 2004 Stock-Based Incentive Plan (4)

	10.6	2010 Stock-Based Incentive Plan (5)

	10.8	2015 Omnibus Stock Incentive Plan (6)

	10.9	Management Severance Agreement, dated February 4, 2014, by and between Sun National Bank and Thomas R. Brugger (12)

	10.10	Employment Agreement dated March 31, 2014 by and among Sun Bancorp, Inc., Sun National Bank and Thomas M. O’Brien (7)

	10.11	Securities Purchases Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (8)

10.12

Securities Purchase Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, the Four Bs, Interactive Logistics, LLC, National Distribution Centers, L.R. and National Freight, Inc. (8)

10.13

Securities Purchase Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and Maycomb Holdings II, LLC, Maycomb Holdings, III, LLC, Siguler Guff Distressed Opportunities Fund IV, LP and Siguler Guff Distressed Opportunities Fund IV (T), LP (8)

	10.14	Form of Securities Purchase Agreement with Other Investors (8)

	10.23	Gross-Up Agreement, dated as of March 16, 2011, between Sun Bancorp, Inc. and a fund managed by Anchorage Capital Group LLC, acting on behalf of an investment fund that it advises (9)

	10.24	Management Change-in Control Severance Agreement with Executive Vice President and Chief Administrative Officer Michele Estep, as amended and restated (10)

	10.25	Employment Agreement dated November 20, 2014 by and between Sun Bancorp, Inc., Sun National Bank and Nicos Katsoulis (13)

	11	Computation regarding earnings (loss) per share (11)

	13	2015 Annual Report to Shareholders

21	Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

*	Attached as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).
(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014 (File No. 0-20957).
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 7, 2014 (File No. 0-20957).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (File No. 333-21903).
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on August 12, 2009 (File No. 333-161289).
(5)	Incorporated by reference to Appendix F to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders filed on September 28, 2010 (File No. 0-20957).
(6)	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on S-8 filed on May 26, 2015 (File No. 0-20957).
(7)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on April 2, 2014. (File No. 0-20957).
(8)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Company’s Current Report on Form 8-K filed on July 13, 2010. (File No. 0-20957).
(9)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 22, 2011 (File No. 0-20957).
(10)	Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on March 14, 2014. (File No. 0-20957).
(11)	Incorporated by reference to Note 20 of the Notes to Consolidated Financial Statements of the Company included in the 2015 Annual Report to Shareholders included as Exhibit 13 hereto.
(12)	Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on March 16, 2015 (File No. 0-20957).
(13)	Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on March 16, 2015 (File No. 0-20957).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 14, 2016.

SUN BANCORP, INC.

By:	/s/ Thomas M. O’Brien
Thomas M. O’Brien
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 14, 2016.

/s/ Thomas M. O’Brien	/s/ Philip A. Norcross
Thomas M. O’Brien	Philip A. Norcross
President and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ Sidney R. Brown	/s/ Peter Galetto, Jr.
Sidney R. Brown	Peter Galetto, Jr.
Chairman	Director

/s/ Jeffrey S. Brown	/s/ Wilbur L. Ross, Jr.
Jeffrey S. Brown	Wilbur L. Ross, Jr.
Director	Director

/s/ Eli Kramer	/s/ Keith Stock
Eli Kramer	Keith Stock
Director	Director

/s/ Anthony R. Coscia	/s/ William J. Marino
Anthony R. Coscia	William J. Marino
Director	Director

/s/ F. Clay Creasey	/s/ Grace C. Torres
F. Clay Creasey	Grace C. Torres
Director	Director
/s/ Thomas R. Brugger	/s/ Neil Kalani
Thomas R. Brugger	Neil Kalani
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)