Form 10-Q
period 2016-03-31
SUN BANCORP INC /NJ/
filed 2016-05-10
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Common Stock, $5.00 Par Value – 18,852,849 Shares Outstanding at May 6, 2016

TABLE OF CONTENTS

		Page Number
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2016 and December 31, 2015	3
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015	5
	Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2016 and 2015	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53
Item 4.	Controls and Procedures	54
PART II – OTHER INFORMATION		55
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	55
Signatures		56
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
	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
	Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$26,934	$21,836
Interest earning bank balances	109,304	182,479
Cash and cash equivalents	136,238	204,315
Restricted cash	5,000	5,000
Investment securities available for sale (amortized cost of $283,875 and $285,838 at March 31, 2016 and December 31, 2015, respectively)	282,628	282,875
Investment securities held to maturity (estimated fair value of $250 and $250 at March 31, 2016 and December 31, 2015, respectively)	250	250
Loans receivable (net of allowance for loan losses of $17,952 and $18,008 at March 31, 2016 and December 31, 2015, respectively)	1,559,946	1,530,501
Restricted equity investments, at cost	15,778	15,733
Bank properties and equipment, net	31,413	31,596
Real estate owned, net	—	281
Accrued interest receivable	4,880	4,657
Goodwill	38,188	38,188
Bank owned life insurance (BOLI)	81,684	81,175
Other assets	13,745	16,013
Total assets	$2,169,750	$2,210,584
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$1,703,902	$1,746,102
Advances from the Federal Home Loan Bank of New York (FHLBNY)	85,560	85,607
Obligations under capital lease	6,599	6,698
Junior subordinated debentures	92,786	92,786
Deferred taxes, net	2,504	1,524
Other liabilities	18,942	21,479
Total liabilities	1,910,293	1,954,196

Commitments and contingencies (see Note 11)

Shareholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $5 par value, 40,000,000 shares authorized; 18,958,928 shares issued and 18,783,125 shares outstanding at March 31, 2016; 18,910,829 shares issued and 18,693,091 shares outstanding at December 31, 2015.	94,795	94,554
Additional paid-in capital	509,936	510,659
Retained deficit	(336,716)	(337,542)
Accumulated other comprehensive loss	(738)	(1,752)
Deferred compensation plan trust	(1,122)	(1,122)
Treasury stock at cost, 175,803 shares at March 31, 2016 and 217,738 shares at December 31, 2015.	(6,698)	(8,409)
Total shareholders' equity	259,457	256,388
Total liabilities and shareholders' equity	$2,169,750	$2,210,584

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,
	2016	2015
INTEREST INCOME:
Interest and fees on loans	$15,031	$15,098
Interest on taxable investment securities	1,680	2,046
Interest on non-taxable investment securities	—	306
Dividends on restricted equity investments	223	209
Total interest income	16,934	17,659
INTEREST EXPENSE:
Interest on deposits	1,292	1,506
Interest on funds borrowed	544	430
Interest on junior subordinated debentures	612	532
Total interest expense	2,448	2,468
Net interest income	14,486	15,191
PROVISION FOR LOAN LOSSES	—	—
Net interest income after provision for loan losses	14,486	15,191
NON-INTEREST INCOME:
Deposit service charges and fees	1,580	2,004
Interchange fees	484	544
Gain on sale of bank branches	—	9,235
Investment products income	377	589
BOLI income	508	512
Other income	215	203
Total non-interest income	3,164	13,087
NON-INTEREST EXPENSE:
Salaries and employee benefits	9,063	10,590
Occupancy expense	2,339	4,967
Equipment expense	1,090	3,514
Data processing expense	1,188	1,308
Professional fees	471	836
Insurance expense	788	1,247
Advertising expense	382	235
Problem loan expense	33	988
Other expense	1,170	1,533
Total non-interest expense	16,524	25,218
INCOME BEFORE INCOME TAXES	1,126	3,060
INCOME TAX EXPENSE	300	284
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$826	$2,776

Basic earnings per share	$0.04	$0.15
Diluted earnings per share	$0.04	$0.15

Weighted average shares - basic	18,739,739	18,616,537
Weighted average shares - diluted	18,837,699	18,639,501

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Three
	Months Ended
	March 31,
	2016	2015
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$826	$2,776
Other Comprehensive Income, net of tax
Unrealized gains on securities:
Unrealized holding gains arising during period	1,014	791
Less: reclassification adjustment for gains included in net income	—	—
Other comprehensive income	1,014	791
COMPREHENSIVE INCOME	$1,840	$3,567

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
			Additional		Other	Deferred
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Treasury
	Stock	Stock	Capital	Deficit	Loss	Plan Trust	Stock	Total

BALANCE, January 1, 2015	$—	$94,504	$514,075	$(347,762)	$(138)	$(599)	$(14,757)	$245,323
Net income	—	—	—	2,776	—	—	—	2,776
Other comprehensive income	—	—	—	—	791	—	—	791
Exercise of stock options	—	—	(47)	—	—	—	57	10
Issuance of common stock	—	2	27	—	—	—	(51)	(22)
Stock-based compensation	—	—	282	—	—	—	75	357
BALANCE, March 31, 2015	$—	$94,506	$514,337	$(344,986)	$653	$(599)	$(14,676)	$249,235

BALANCE, January 1, 2016	$—	$94,554	$510,659	$(337,542)	$(1,752)	$(1,122)	$(8,409)	$256,388
Net income	—	—	—	826	—	—	—	826
Other comprehensive income	—	—	—	—	1,014	—	—	1,014
Exercise of stock options	—	—	(4)	—	—	—	6	2
Issuance of common stock	—	241	(1,272)	—	—	—	1,705	674
Stock-based compensation	—	—	553	—	—	—	-	553
BALANCE, March 31, 2016	$—	$94,795	$509,936	$(336,716)	$(738)	$(1,122)	$(6,698)	$259,457

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Three months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$826	$2,776
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—
(Decrease) increase in off-balance sheet reserves	(4)	167
Depreciation, amortization and accretion	1,421	1,617
Impairment of bank properties and equipment and real estate owned	—	2,125
Loss on sale of real estate owned	15	46
Gain on sale of branches	—	(9,235)
Increase in cash surrender value of BOLI	(508)	(512)
Deferred income taxes	280	284
Stock-based compensation	553	357
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	(223)	538
Other assets	1,434	(1,156)
Other liabilities	(1,615)	950
Net cash provided by (used in) operating activities	2,179	(2,043)
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(10,023)	—
Net (purchase) redemption of restricted equity securities	(45)	56
Proceeds from maturities, prepayments or calls of investment securities available for sale	11,806	29,054
Proceeds from maturities, prepayments or calls of investment securities held to maturity	—	14
Proceeds from the sale of investment securities available-for-sale	168	—
Proceeds from sale of commercial and consumer loans	—	1,223
Proceeds from sale of branch loans	—	63,756
Proceeds from bulk sale of deposits	—	9,318
Cash transferred to held-for-sale	—	(152)
Net (increase) decrease in loans	(29,348)	21,905
Purchases of bank properties and equipment	(747)	(36)
Proceeds from sale of real estate owned	266	8
Net cash (used in) provided by investing activities	(27,923)	125,146
FINANCING ACTIVITIES
Net decrease in deposits	(42,189)	(282,404)
Net redemptions of securities sold under agreements to repurchase – customer	—	(1,000)
Repayments of advances from FHLBNY	(47)	(44)
Repayment of obligations under capital leases	(99)	(77)
Proceeds from exercise of stock options	2	10
Net cash used in financing activities	(42,333)	(283,515)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(68,077)	(160,412)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	204,315	548,433
CASH AND CASH EQUIVALENTS, END OF PERIOD	$136,238	$388,021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,458	$3,448
Income taxes paid	—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Transfers of loans and bank property to real estate owned	—	455

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables, except share and per share amounts, are in thousands)

(1) Organization

Sun Bancorp, Inc. (the “Company”) is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is the parent company of Sun National Bank (the “Bank”), a national bank and the Company’s principal wholly owned subsidiary. The Bank’s wholly owned subsidiaries are Prosperis Financial Solutions, LLC (“Prosperis Financial Solutions”), 2020 Properties, L.L.C. and 4040 Properties, L.L.C.

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

As of March 31, 2016, the Company had 37 locations primarily throughout New Jersey, including 31 branch offices. The Company also had one loan production office located in each of New York and Pennsylvania.

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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. The results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment (“OTTI”) on investment securities, goodwill, income taxes, stock-based compensation and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Consolidation. The unaudited condensed consolidated financial statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company, its principal wholly owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, Prosperis Financial Solutions, 2020 Properties, L.L.C., and 4040 Properties, L.L.C. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 810-10, Consolidation, the Issuing Trusts are presented on a deconsolidated basis.

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

Investment Securities. The Company’s investment portfolio includes both held-to-maturity and available-for-sale securities. The purchase and sale of the Company’s investment securities are recorded based on trade date accounting.  At March 31, 2016 and December 31, 2015 the Company had no unsettled transactions. The following provides further information on the Company’s accounting for debt securities:

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

In accordance with FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets (FASB ASC 325-40), and FASB ASC 320, Investment – Debt and Equity Securities (FASB ASC 320), the Company evaluates its securities portfolio for OTTI throughout the year. Each investment, which has a fair value less than the book value, is reviewed on a quarterly basis by management. Management considers, at a minimum, whether the following factors exist that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining the Company’s intent is a review of capital adequacy, interest rate risk profile and liquidity at the Company. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary. During the three months ended March 31, 2016 and 2015, it was determined there were no other-than-temporarily impaired investments. As a result, the Company did not record credit related OTTI charges through earnings during the three months ended March 31, 2016 and 2015.

Allowance for Loan Losses. The allowance for loan losses is determined by management based upon past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors. The allowance for loan losses is maintained at a level that management considers adequate to provide for incurred losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral, less estimated selling costs. While management uses the best information available to make such evaluations, future adjustments to the allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

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

Commercial loans, including commercial real estate loans, are placed on non-accrual status at the time the loan has been delinquent for 90 days unless the loan is well secured and in the process of collection, and are generally charged-off no later than 180 days after becoming delinquent unless the loan is well secured and in the process of collection, or other extenuating circumstances support collection. Residential real estate loans are typically placed on non-accrual status at the time the loan has been delinquent for 90 days, and are generally charged off no later than 180 days after becoming delinquent. Other consumer loans are placed on non-accrual status at the time the loan has been delinquent for 90 days, and are typically charged-off at 180 days delinquent. In all cases, loans must be placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tests goodwill for impairment annually as of December 31, unless circumstances indicate that a test is required at an earlier date. The Company elected to not apply the qualitative evaluation option permitted under Accounting Standards Update (“ASU”) 2011-8, Intangibles – Goodwill and Other (Topic 35): Testing Goodwill for Impairment issued in September 2011. Therefore, the Company utilizes the two-step goodwill impairment test outlined in FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”). Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment, or one level below an operating segment, as defined in FASB ASC 280. The Company has one reportable operating segment, “Community Banking,” and there are no components to this operating segment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. At December 31, 2015, the Company performed its annual goodwill impairment test, and step one of the analysis indicated that the Company’s fair value was greater than its carrying value; therefore, the Company’s goodwill was not impaired at December 31, 2015. Since that time, no event has occurred nor have circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The carrying amount of goodwill totaled $38.2 million at both March 31, 2016 and December 31, 2015.

Bank Owned Life Insurance (“BOLI”). The Company has purchased life insurance policies on certain key employees. These policies are recorded at their cash surrender value, or the amount that can be realized in accordance with FASB ASC 325-30, Investments in Insurance Contracts. At March 31, 2016, the Company had $28.0 million invested in a general account and $53.7 million in a separate account, for a total BOLI cash surrender value of $81.7 million. The BOLI separate account is invested in a mortgage-backed securities fund, which is managed by an independent investment firm. Pricing volatility of these underlying instruments may have an impact on investment income; however, the fluctuations would be partially mitigated by a stable value wrap agreement which is a component of the separate account. Income from these policies and changes in the cash surrender value are recorded in BOLI income in the unaudited condensed consolidated statements of operations.

Accounting for Income Taxes. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the unaudited condensed consolidated statements of operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment is applied when addressing the requirements of FASB ASC

740.   At March 31, 2016, the Company had a valuation allowance of $129.2 million against its gross deferred tax asset. As the Company remained in a cumulative loss position, the deferred tax valuation allowance is still appropriate at March 31, 2016. The net deferred tax liability of $2.5 million in the unaudited condensed consolidated statements of financial condition at March 31, 2016 primarily represents the tax liability created from the goodwill amortization recorded for tax purposes and not for book purposes.

Accumulated Other Comprehensive Income (Loss). The Company classifies items of accumulated comprehensive income (loss) by their nature and displays the details of other comprehensive income (loss) in the unaudited condensed consolidated statements of comprehensive income. Amounts categorized as comprehensive income (loss) represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any OTTI loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income (loss) for the period. These reclassifications for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gains on securities available for sale during the period	$1,715	$(701)	$1,014	$1,337	$(546)	$791
Reclassification adjustment for net gains included in net income	—	—	—	—	—	—
Net unrealized gain on securities available for sale	$1,715	$(701)	$1,014	$1,337	$(546)	$791

Recent Accounting Principles.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09: Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which applies to all entities that issue share-based payment awards to their employees. The amendments involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments are part of FASB's Simplification Initiative, the stated objective of which is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in ASU 2016-09 for public business entities are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period and if so elected, adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

In February 2016, the FASB issued ASU 2016-02: Leases (Topic 842). This ASU is intended to improve financial reporting about leasing transactions and affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with over twelve month terms. The accounting by organizations that own the assets leased by the lessee will remain largely unchanged from current requirements under GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The amendments in this ASU are effective for public business entities for fiscal years and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

In January 2016, the FASB issued ASU 2016-01: Financial Instruments- Overall (Subtopic 825-10). The amendments in this ASU affect all entities that hold financial assets or owe financial liabilities. The amendments in this ASU make targeted improvements to GAAP as follows: (1) Require certain equity investments to be measured at fair value with changes in fair value recognized in net income; (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

In August 2014, the FASB issued ASU 2014-15: Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of this guidance to have an impact on its financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606): Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40), Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Background Information and Basis for Conclusions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the considerations to which the entity expects to be entitled in exchange for those goods or services. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company does not expect the adoption of this guidance to have an impact on its financial condition or results of operations.

(3) Branch Sales

On March 6, 2015, the Company sold seven branch offices to Sturdy Savings Bank.  In accordance with the sale, the Company sold $153.3 million of deposits, $63.8 million of loans, $4.0 million of fixed assets and $897 thousand of cash. The transaction resulted in a net cash payment of approximately $71.5 million by the Company to Sturdy Savings Bank. After transaction costs, the sale resulted in a net gain of $9.2 million which was recorded in the first quarter of 2015 and is reflected in the gain on sale of bank branches in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2015.

On August 28, 2015, the Company sold its Hammonton branch location to Cape Bank.  In accordance with the sale, the Company sold $32.0 million of deposits, $4.8 million of loans, $354 thousand of fixed assets and $143 thousand of cash.  The transaction resulted in a net cash payment of approximately $25.5 million by the Company to Cape Bank.  After transaction costs, the sale resulted in a net gain of $1.3 million, which was recorded in the third quarter of 2015.

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

The Company’s stock-based incentive plan authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of (or share units with respect to) common stock (“Stock Awards”). The purpose of the Company’s stock-based incentive plan is to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees, directors, and consultants and to provide the Company and its subsidiaries and affiliates with a compensation plan providing incentives for future performance of services directly linked to the profitability of the Company’s businesses and increases in Company shareholder value. Under the Company’s stock-based incentive plan, Options expire 10 years after the date of grant, unless terminated earlier under the Option’s terms. For both Options and Stock Awards, a committee of non-employee directors has the authority to determine the conditions upon which the Options or Stock Awards granted will vest.

In March 2015, the Board of Directors of the Company approved the Sun Bancorp, Inc. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”). The 2015 Plan, which was approved by shareholders in May 2015, , at which time the company ceased new grants under the 2014 Performance Plan, the 2010 Plan, and the 2004 Plan (each as defined below and collectively, the “Prior Plans”). Any awards outstanding under the Prior Plans remain in full force and effect under such plans according to their respective terms. The 2015 Plan authorizes the issuance of 1,400,000 shares of common stock pursuant to awards that may be granted in the form of Options and Stock Awards. Under the 2015 Plan, Options expire 10 years after the date of grant, unless terminated earlier under the option terms. For both Options and Stock Awards, a Committee of non-employee directors has the authority to determine the conditions upon which the Options or Stock Awards granted will vest. At March 31, 2016, there were 123,739 Options and 108,727 Stock Awards granted under the 2015 Plan.

Activity in the Company’s stock option plans for the three months ended March 31, 2016 and March 31, 2015 was as follows:

Summary of Options Activity

		Weighted
	Number	Average	Number
	of	Exercise	of Options
	Options	Price	Exercisable
Outstanding as of January 1, 2016	509,097	$23.84	163,443
Granted	123,739	21.08	—
Exercised	(110)	16.80	—
Forfeited	(12,619)	26.19	—
Expired	—	—	—
Outstanding as of March 31, 2016	620,107	$23.24	—
Options vested or expected to vest(1)	464,458	$24.44	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

		Weighted
	Number	Average	Number
	of	Exercise	of Options
	Options	Price	Exercisable
Outstanding as of January 1, 2015	318,901	$28.34	161,984
Granted	218,760	18.92	—
Exercised	(688)	15.14	—
Forfeited	(6,518)	17.11	—
Expired	—	—	—
Outstanding as of March 31, 2015	530,455	$24.61	173,252
Options vested or expected to vest(1)	475,692	$25.25	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 6.8 years for Options outstanding and 3.7 years for Options exercisable as of March 31, 2016.

At March 31, 2016, the aggregate intrinsic value was $610 thousand for Options outstanding and $164 thousand for Options exercisable.

During the three months ended March 31, 2016, the Company granted 123,739 Options pursuant to the Company’s 2015 Stock-Based Incentive Plan and during the three months ended March 31, 2015, the company granted 218,760 Options pursuant to the Company’s 2010 Stock-Based Incentive Plan.  In accordance with FASB ASC 718, the fair value of the Options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of an Option is estimated using historical exercise behavior of employees at a particular level of management who were granted Options with a comparable term. The Options have historically been granted with a 10 year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the Options for the three months ended March 31, 2016 and 2015 are as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Weighted average fair value of Options granted	$5.90	$6.16
Weighted average risk-free rate of return	1.29%	1.35%
Weighted average expected option life in months	50	46
Weighted average expected volatility	33%	40%
Expected dividends(1)	$—	$—

(1)	To date, the Company has not paid cash dividends on its common stock.

A summary of the Company’s nonvested Stock Award activity during the three months ended March 31, 2016 and 2015 are presented in the following tables:

Summary of Nonvested Stock Award Activity

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value
Nonvested Stock Awards outstanding, January 1, 2016	279,964	$18.42
Issued	48,158	15.17
Vested	(1,429)	16.80
Forfeited	(8,813)	14.61
Nonvested Stock Awards outstanding, March 31, 2016	317,880	$18.04

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value
Nonvested Stock Awards outstanding, January 1, 2015	248,654	$14.22
Issued	—	—
Vested	(1,427)	16.80
Forfeited	(4,300)	15.91
Nonvested Stock Awards outstanding, March 31, 2015	242,927	$14.18

There were 48,158 shares of nonvested Stock Awards issued during the three months ended March 31, 2016 and zero nonvested Stock Awards issued during the three months ended March 31, 2015. The value of these shares is based upon the closing price of the Company’s common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the nonvested Stock Awards issued.

Total compensation expense recognized related to Options and nonvested Stock Awards, including that for non-employee directors, during the three months ended March 31, 2016 and 2015 was $553 thousand, and $357 thousand, respectively.  As of March 31, 2016, there was approximately $3.6 million of total unrecognized compensation cost related to Options and nonvested Stock Awards. The cost of the Options and Stock Awards is expected to be recognized over a weighted average period of 3.2 years and 2.4 years, respectively.

(5) Investment Securities

The amortized cost of investment securities and the approximate fair value at March 31, 2016 and December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
Available for sale:
U.S. Treasury securities	$2,495	$2	$—	$2,497
U.S. Government agency securities	4,977	25	—	5,002
U.S. Government agency mortgage-backed securities	203,787	2,643	(349)	206,082
Other mortgage-backed securities	181	—	(3)	178
Trust preferred securities	12,019	—	(2,300)	9,719
Collateralized loan obligations	59,959	—	(1,266)	58,693
Other securities	457	—	—	457
Total available for sale	283,875	2,670	(3,918)	282,628
Held to maturity:
Other securities	250	—	—	250
Total held to maturity	250	—	—	250
Total investment securities	$284,125	$2,670	$(3,918)	$282,878

December 31, 2015
Available for sale:
U.S. Treasury securities	$2,494	$—	$(10)	$2,484
U.S. Government agency securities	4,976	—	(74)	4,902
U.S. Government agency mortgage-backed securities	205,586	1,082	(1,156)	205,512
Other mortgage-backed securities	183	—	(1)	182
Trust preferred securities	12,018	—	(1,844)	10,174
Collateralized loan obligations	59,956	—	(960)	58,996
Other securities	625	—	—	625
Total available for sale	285,838	1,082	(4,045)	282,875
Held to maturity:
Other securities	250	—	—	250
Total held to maturity	250	—	—	250
Total investment securities	$286,088	$1,082	$(4,045)	$283,125

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2016
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency securities	—	—	—	—	—	—
U.S. Government agency mortgage- backed securities	10,035	(14)	30,132	(335)	40,167	(349)
Other mortgage-backed securities	178	(3)	—	—	178	(3)
Trust preferred securities	—	—	9,719	(2,300)	9,719	(2,300)
Collateralized loan obligations	14,150	(333)	44,543	(933)	58,693	(1,266)
Total	$24,363	$(350)	$84,394	$(3,568)	$108,757	$(3,918)

December 31, 2015
U.S. Treasury securities	$2,484	$(10)	$—	$—	$2,484	$(10)
U.S. Government agency securities	—	—	4,902	(74)	4,902	(74)
U.S. Government agency mortgage- backed securities	56,753	(254)	27,028	(902)	83,781	(1,156)
Other mortgage-backed securities	182	(1)	—	—	182	(1)
Trust preferred securities	—	—	10,175	(1,844)	10,175	(1,844)
Collateralized loan obligations	12,864	(135)	46,133	(825)	58,997	(960)
Total	$72,283	$(400)	$88,238	$(3,645)	$160,521	$(4,045)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations applies, the guidance requires the Company to record an OTTI charge to earnings on debt securities for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations applies, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the unaudited condensed consolidated statements of financial condition. Application of this guidance resulted in no OTTI charges during the three months ended March 31, 2016 and 2015.

As of March 31, 2016, the Company’s cumulative OTTI balance was $8.2 million. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the three months ended March 31, 2016 and 2015.

U.S. Government Agency Mortgage-Backed Securities. At March 31, 2016, the gross unrealized loss in the category of less than 12 months of $14 thousand consisted of two mortgage-backed securities with an estimated fair value of $10.0 million. The gross unrealized loss in the category of 12 months or longer of $335 thousand consisted of seven mortgage-backed securities with an estimated fair value of $30.1 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors key credit metrics such as market rates and possible credit deterioration to determine if an OTTI exists. As of March 31, 2016, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Collateralized Loan Obligations. At, March 31, 2016 the gross unrealized loss in the category of less than 12 months of $333 thousand consisted of one AAA and three AA-rated collateralized loan obligation securities with a total estimated fair value of $14.1 million. The gross unrealized loss in the category of 12 months or longer of $933 thousand consisted of four AAA and three AA-rated collateralized loan obligation securities with a total estimated fair value of $44.5 million. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of March 31, 2016, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

At March 31, 2016, the Company had five collateralized loan obligation securities with an amortized cost of $22.5 million and an estimated fair value of $21.7 million. These securities are subject to the provisions of the Volcker Rule. As a result, the Company will likely be required to divest these investments unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding a delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. The Company cannot give assurances that the legislation will or will not be enacted. However, based on the Company’s communication with its investment advisors, in the event that the proposed legislation is not enacted, the Company believes these investments can be modified to avoid a required divestiture under the Volcker Rule. See Note 13 of the notes to unaudited condensed consolidated financial statements for more information regarding the Volcker Rule.

Trust Preferred Securities. At March 31, 2016, the gross unrealized loss in the category of 12 months or longer of $2.3 million consisted of two trust preferred securities. The trust preferred securities are comprised of one non-rated single issuer security with an amortized cost of $3.2 million and a fair value of $3.1 million and one investment grade rated pooled security with an amortized cost of $8.8 million and an estimated fair value of $6.6 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The pooled security is in a senior position in the capital structure. The security had a 3.3 times principal coverage. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% of defaults or deferrals’ every three years with no recovery rate. As of March 31, 2016, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

At March 31, 2016, the book value of the non-rated single issuer trust preferred security approximates fair value. The financial performance of the non-rated single issuer trust preferred security is monitored on a quarterly basis using data from the issuer’s most recent regulatory reports to assess the probability of cash flow impairment. Expected future cash flows are projected by incorporating the contractual cash flow of the security adjusted, if necessary, for potential changes in the amount or timing of cash flows due to the underlying creditworthiness of the issuer and covenants in the security.

During the three months ended March 31, 2016, the Company did not record an OTTI credit-related charge related to this single issuer trust preferred security. Based on the Company’s most recent evaluation, and based upon the receipt of all scheduled dividend payments since September 2014, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The cumulative OTTI on this security as of March 31, 2016 was $1.2 million. Based upon the current capital position of the issuer and recent improvements in the financial performance of the issuer, the Company concluded that an additional impairment charge was not warranted at March 31, 2016.

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

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at March 31, 2016 and December 31, 2015 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
March 31, 2016
Due in one year or less	$457	$457	$—	$—
Due after one year through five years	2,495	2,497	250	250
Due after five years through ten years	40,956	39,893	—	—
Due after ten years	35,999	33,521	—	—
Total investment securities, excluding mortgage- backed securities	79,907	76,368	250	250
U.S. Government agency mortgage-backed securities	203,787	206,082	—	—
Other mortgage-backed securities	181	178	—	—
Total investment securities	$283,875	$282,628	$250	$250

December 31, 2015
Due in one year or less	$625	$625	$—	$—
Due after one year through five years	2,494	2,484	250	250
Due after five years through ten years	38,453	37,709	—	—
Due after ten years	38,497	36,363	—	—
Total investment securities, excluding mortgage- backed securities	80,069	77,181	250	250
U.S. Government agency mortgage-backed securities	205,586	205,512	—	—
Other mortgage-backed securities	183	182	—	—
Total investment securities	$285,838	$282,875	$250	$250

At March 31, 2016, the Company had $11.9 million, amortized cost, and $12.0 million estimated fair value, of investment securities pledged to secure public deposits. As of March 31, 2016, the Company had $134.2 million, amortized cost, and $135.9 million, estimated fair value, of investment securities pledged as collateral on secured borrowings.

(6) Loans

The components of loans as of March 31, 2016 and December 31, 2015 were as follows:

Loan Components

	March 31, 2016	December 31, 2015
Commercial:
Commercial and industrial	$222,828	$230,681
CRE owner occupied	218,598	228,191
CRE non-owner occupied	667,401	625,700
Land and development	86,520	68,070
Consumer:
Home equity lines of credit	125,338	130,401
Home equity term loans	11,506	12,383
Residential real estate	241,891	249,975
Other	3,816	3,108
Total gross loans held-for-investment	1,577,898	1,548,509
Allowance for loan losses	(17,952)	(18,008)
Net loans held-for-investment	$1,559,946	$1,530,501

The following table is a comparison of the Company’s non-accrual loans as of the dates indicated:

Loans on Non-Accrual Status

	March 31, 2016	December 31, 2015
Commercial:
Commercial & industrial	$2	$219
CRE owner occupied	324	381
Consumer:
Home equity term loans	83	88
Residential real estate	2,561	1,417
Other	96	102
Total non-accrual loans	$3,066	$2,207
Troubled debt restructuring, non-accrual	$838	$910

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

As of March 31, 2016, the Company had $9.3 million outstanding on two commercial construction and land development relationships for which the agreements included interest reserves. As of December 31, 2015, the Company had $8.8 million outstanding on two residential construction, commercial construction and land development relationships for which the agreements included interest reserves. The total amount available in those reserves to fund interest payments was $467 thousand and $571 thousand at March 31, 2016 and December 31, 2015, respectively. There were no relationships with interest reserves which were on non-accrual status at March 31, 2016 and December 31, 2015. Construction projects are monitored throughout their lives by the Company through either internal resources or professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Troubled Debt Restructurings, (“FASB ASC 310-40”), a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing a below market interest rate and/or forgiving principal or previously accrued interest; this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months; this sustained repayment performance may include the period of time just prior to the restructuring.

(7) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Three Months Ended March 31, 2016
			Residential
		Home	Real
	Commercial	Equity(1)	Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$12,120	$2,816	$3,029	$43	$18,008
Charge-offs	(80)	(165)	(74)	(106)	$(425)
Recoveries	169	117	22	61	369
Net charge-offs	89	(48)	(52)	(45)	(56)
Provision for loan losses	359	(226)	(263)	130	—
Ending balance	$12,568	$2,542	$2,714	$128	$17,952
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$12,568	$2,542	$2,714	$128	$17,952
Financing Receivables:
Ending balance	$1,195,346	$136,844	$241,891	$3,817	$1,577,898
Ending balance: individually evaluated for impairment	$615	$83	$3,110	$96	$3,904
Ending balance: collectively evaluated for impairment	$1,194,731	$136,761	$238,781	$3,721	$1,573,994

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Three Months Ended March 31, 2015
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$15,834	$3,238	$3,513	$661	$23,246
Charge-offs	(58)	(1,357)	(1,680)	(314)	$(3,409)
Recoveries	911	123	2	43	1,079
Net charge-offs	853	(1,234)	(1,678)	(271)	(2,330)
Provision for loan losses	(3,797)	1,344	2,401	52	—
Ending balance	$12,890	$3,348	$4,236	$442	$20,916
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$12,890	$3,348	$4,236	$442	$20,916
Financing Receivables:
Ending balance	$1,042,820	$161,471	$273,118	$6,763	$1,484,172
Ending balance: individually evaluated for impairment	$2,540	$177	$2,405	$114	$5,236
Ending balance: collectively evaluated for impairment	$1,040,280	$161,294	$270,713	$6,649	$1,478,936

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

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

The allowance for loan losses was $18.0 million at both March 31, 2016 and December 31, 2015. The ratio of allowance for loan losses to gross loans held-for-investment was 1.14% at March 31, 2016 and 1.16% at December 31, 2015.

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

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

Impaired Loans As of March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Three Months Ended March 31, 2016
With no related allowance:
Commercial:
CRE owner occupied	$613	$834	$—	$622	$—	$—
Consumer:
Residential real estate	3,110	3,237	—	3,134	—	—
Home equity term loans	83	92	—	85	—	—
Other	96	96	—	99	—	—
With an allowance recorded:
Consumer:
Other	—	—	—	—	—	—
Total commercial	$613	$834	$—	$622	$—	$—
Total consumer	$3,289	$3,425	$—	$3,317	$—	$—

Impaired Loans As of March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Three Months Ended March 31, 2015
With no related allowance:
Commercial:
Commercial and industrial	$14	$529	$—	$23	$—	$—
CRE owner occupied	1,898	13,819	—	1,939	—	—
CRE non-owner occupied	162	298	—	164	—	—
Land and development	469	561	—	488	—	—
Consumer:
Residential real estate	2,405	2,598	—	2,395	—	—
Home equity term loans	117	194	—	167	—	—
Other	60	595	—	415	—	—
Consumer held-for-sale:
Residential real estate	3,948	8,981	—	5,111	—	—
Home equity term loans	183	1,068	—	322	—	—
Other	1,678	4,459	—	1,984	—	—
With an allowance recorded:
Consumer:
Other	114	294	—	106	—	—
Total commercial	$2,543	$15,207	$—	$2,614	$—	$—
Total consumer	$8,505	$18,189	$—	$10,500	$—	$—

In accordance with FASB ASC 310, those impaired loans for which the collateral is sufficient to support the outstanding principal do not result in a specific allowance for loan losses. Included in impaired loans at March 31, 2016 were seven TDRs, totaling $1.0 million, for which the collateral is sufficient to support the outstanding principal, one of which was in accruing status. There were no TDRs at March 31, 2016 that included a commitment to lend additional funds as of March 31, 2016.

There were no new TDR agreements entered into during the three months ended March 31, 2016. The following table presents a summary of the Company’s TDR agreements entered into during the three months ended March 31, 2015:

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

During the three months ended March 31, 2016 and 2015, the Company did not have any TDR agreements that had subsequently defaulted that were entered into within the respective preceding twelve months.

The following table presents the Company’s distribution of risk ratings within the Company’s held-for-investment loan portfolio, segregated by class, as of March 31, 2016 and December 31, 2015:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non- owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other	Total
As of March 31, 2016
Grade:
Pass	$219,551	$214,254	$667,201	$86,520	$125,292	$11,423	$238,592	$3,660	$1,566,493
Special Mention	2,892	706	—	—	—	—	—	—	3,598
Substandard	385	3,638	200	—	46	83	3,299	156	7,807
Doubtful	—	—	—	—	—	—	—	—	—
Total	$222,828	$218,598	$667,401	$86,520	$125,338	$11,506	$241,891	$3,816	$1,577,898
As of December 31, 2015
Grade:
Pass	$227,220	$223,695	$625,700	$68,070	$130,401	$12,294	$247,002	$3,007	$1,537,389
Special Mention	2,926	2,273	—	—	—	—	—	—	$5,199
Substandard	535	2,223	—	—	—	89	2,973	101	$5,921
Doubtful	—	—	—	—	—	—	—	—	—
Total	$230,681	$228,191	$625,700	$68,070	$130,401	$12,383	$249,975	$3,108	$1,548,509

The Company’s primary tool for assessing risk when evaluating a credit in terms of its underwriting, structure, documentation and eventual collectability is a risk rating system in which the loan is assigned a numeric value. Behind each numeric category is a defined set of characteristics reflective of the particular level of risk.

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

To calculate risk ratings in a consistent fashion, the Company uses a Risk Rating Methodology that assesses quantitative and qualitative components which include elements of the Company’s financial condition, abilities of management, position in the market, collateral and guarantor support and the impact of changing conditions. When combined with professional judgment, an overall risk rating is assigned.

The following table presents the Company’s analysis of past due loans, segregated by class of loans, as of March 31, 2016 and December 31, 2015:

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables
As of March 31, 2016
Commercial:
Commercial and industrial	$131	$10	$2	$143	$222,685	$222,828
CRE owner occupied	510	—	525	1,035	217,563	218,598
CRE non-owner occupied	1,385	—	—	1,385	666,016	667,401
Land and development	—	—	—	—	86,520	86,520
Consumer:
Home equity lines of credit	390	—	525	915	124,423	125,338
Home equity term loans	228	—	—	228	11,278	11,506
Residential real estate	1,820	362	1,353	3,535	238,356	241,891
Other	8	61	96	165	3,651	3,816
Total	$4,472	$433	$2,501	$7,406	$1,570,492	$1,577,898
As of December 31, 2015
Commercial:
Commercial and industrial	$—	$—	$228	$228	$230,453	$230,681
CRE owner occupied	736	35	622	1,393	226,798	228,191
CRE non-owner occupied	—	—	—	—	625,700	625,700
Land and development	—	—	—	—	68,070	68,070
Consumer:
Home equity lines of credit	136	31	—	167	130,234	130,401
Home equity term loans	14	—	—	14	12,369	12,383
Residential real estate	3,504	1,623	911	6,038	243,937	249,975
Other	15	3	101	119	2,989	3,108
Total	$4,405	$1,692	$1,862	$7,959	$1,540,550	$1,548,509

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

The Company previously entered into interest rate swaps with a counterparty whereby the Company makes payments based on a fixed interest rate and receives payments from the counterparty based on a floating interest rate, both calculated based on the principal amount of the underlying subordinated note, without the exchange of the underlying principal. The Company no longer enters into these interest rate swap transactions, the last of which occurred in August 2007. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). The critical terms assessed by the Company for each hedge of subordinated notes include the notional amounts of the swap compared to the principal amount of the notes, expiration/maturity dates, benchmark interest rate, prepayment terms and cash payment dates. At March 31, 2016 and December 31, 2015, the total outstanding notional amount of these swaps was $4.8 million and $5.6 million, respectively. For each of these swap agreements, the floating rate is based on the one-month London Interbank Offered

Rate (“LIBOR”) paid on the first day of the month which matches the interest payment date on each subordinated note. The expiration dates for these swap agreements range from April 1, 2016 to August 1, 2022 and are consistent with the underlying subordinated note maturities and the swaps had a fair value of $0 at inception. At hedge inception and on an ongoing basis, conditions supporting hedge effectiveness are evaluated. The Company believes that all conditions required in FASB ASC 815-20-25-104 have been met, as all terms of the subordinated note and the interest rate swap match. Because the Company’s evaluations have concluded that the critical terms of the subordinated notes and the interest rate swaps meet the criteria outlined in FASB ASC 815-20-25-104, the “short-cut” method of accounting is applied, which assumes there is no ineffectiveness of a hedging arrangement’s ability to hedge risk as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying subordinated notes, as described above. Because the hedging arrangement is considered perfectly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of March 31, 2016 and December 31, 2015.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at March 31, 2016 and December 31, 2015:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	March 31, 2016		December 31, 2015
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$4,778	$(327)	$5,572	$(351)

Summary of Interest Rate Swap Components

	March 31, 2016	December 31, 2015
Weighted average pay rate	7.35%	7.28%
Weighted average receive rate	2.03%	1.98%
Weighted average maturity in years	1.5	1.5

Customer Derivatives – Interest Rate Swaps. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $1 thousand and $22 thousand in expense resulting from fair value adjustments during the three months ended March 31, 2016 and 2015, respectively, which were included in other income in the unaudited condensed consolidated statements of operations.

	March 31, 2016		December 31, 2015
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$89,289	$5,260	$98,976	$5,611
Other liabilities	(89,289)	(5,300)	(98,976)	(5,649)

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at March 31, 2016 and December 31, 2015 was $18.0 million and $19.2 million, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $5.6 million and $6.0 million at March 31, 2016 and December 31, 2015, respectively.

(9) Deposits

Deposits consist of the following major classifications:

	March 31, 2016	December 31, 2015
Interest-bearing demand deposits	$708,759	$724,881
Non-interest-bearing demand deposits	396,083	461,467
Savings deposits	236,170	221,620
Time certificates under $250,000	269,973	282,584
Time certificates $250,000 or more	51,438	12,217
Brokered time deposits	41,479	43,333
Total	$1,703,902	$1,746,102

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

Earnings Per Share Computation

	For the Three Months Ended March 31,
	2016	2015
Net income	$826	$2,776
Average common shares outstanding	18,739,739	18,616,537
Net effect of dilutive common stock equivalents	97,960	22,964
Adjusted average shares outstanding – dilutive	18,837,699	18,639,501
Basic income per share	$0.04	$0.15
Diluted income per share	$0.04	$0.15

(11) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $12.0 million and $13.3 million at March 31, 2016 and December 31, 2015, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of March 31, 2016, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at March 31, 2016 and December 31, 2015 was $624 thousand and $628 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Reserve for Residential Mortgage Loans Sold with Recourse

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. The Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of both March 31, 2016 and December 31, 2015 was $683 thousand. Management believes this reserve level is sufficient to address potential recourse exposure.

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

FASB ASC 820 requires the Company to disclose the fair value of financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
March 31, 2016	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,497	$2,497	$—	$—
U.S. Government agency securities	5,002	—	5,002	—
U.S. Government agency mortgage-backed securities	206,082	—	206,082	—
Other mortgage-backed securities	178	—	178	—
Trust preferred securities	9,719	—	—	9,719
Collateralized loan obligations	58,693	—	58,693	—
Other securities	457	457	—	—
Hedged commercial loans	5,105	—	5,105	—
Interest rate swaps	5,260	—	5,260	—
Liabilities:
Fair value interest rate swaps	327	—	327	—
Interest rate swaps	5,300	—	5,300	—

December 31, 2015
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,484	$2,484	$—	$—
U.S. Government agency securities	4,902	—	4,902	—
U.S. Government agency mortgage-backed securities	205,512	—	205,512	—
Other mortgage-backed securities	182	—	182	—
Trust preferred securities	10,174	—	—	10,174
Collateralized loan obligations	58,996	—	58,996	—
Other securities	625	625	—	—
Hedged commercial loans	5,924	—	5,924	—
Interest rate swaps	5,611	—	5,611	—
Liabilities:
Fair value interest rate swaps	351	—	351	—
Interest rate swaps	5,649	—	5,649	—

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

The cash flow model for the pooled issue owned by the Company at March 31, 2016 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 2.50% for the pooled security and 5.25% for the single issuer. An increase or decrease of three percentage points in the discount rate on the pooled issue would result in a decrease of $2.6 million or an increase of $3.5 million in the security fair value, respectively. An increase or decrease of three percentage points in the discount on the single issuer would result in a decrease of $906 thousand or an increase of $1.5 million in the security fair value, respectively.

The following provides details of the Level 3 fair value measurement activity for the three months ended March 31, 2016 and 2015:

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Investment Securities

	For the Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$10,175	$9,410
Total gains, realized/unrealized:
Included in earnings	—	—
Included in accumulated other comprehensive income	(456)	(481)
Purchases	—	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers out of Level 3	—	—
Balance, end of period	$9,719	$8,929

There were no transfers between the three levels for the three months ended March 31, 2016 and 2015. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, loans held-for-sale, bank properties and equipment, bank properties transferred to other real estate owned and SBA servicing assets at fair value on a non-recurring basis. At March 31, 2016 and 2015, these assets were valued in accordance with GAAP and, except for impaired loans and loans held-for-sale included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820. The related changes in fair value for the three months ended March 31, 2016 and 2015 are as follows:

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets /
	Total	Level 1	Level 2	Level 3	Liabilities
March 31, 2016
Assets:
Impaired loans	$577	$—	$—	$577	$(74)

March 31, 2015
Assets:
Impaired loans	$964	$—	$—	$964	$(628)
Loans held-for-sale, at lower of cost or market	$3,542	—	3,542	—	(2,430)

Under FASB ASC 310, the fair value of collateral dependent impaired loans is based on the fair value of the underlying collateral, typically real estate, which is based on valuations. It is the policy of the Company to obtain a current appraisal or evaluation when a loan has been identified as non-performing. The type of appraisal obtained will be commensurate with the size and complexity of the loan. The resulting value will be adjusted for the potential cost of liquidation and decline of values in the market. New appraisals are obtained on an annual basis until the loan is repaid in full, liquidated, or returns to performing status.

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

A restricted use appraisal is defined as a written report prepared under the Uniform Standards of Professional Appraisal Practice (“USPAP”). A restricted use appraisal is for the Company’s use only and contains a brief statement of information significant to the determination of the value of the collateral under review. This report can be used for ongoing collateral monitoring.

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

All appraisals received which are utilized to determine valuations for criticized and classified loans or properties placed in real estate owned are provided under an “as is” value. Partially charged off loans are measured for impairment upon receipt of an updated appraisal based on the relationship between the remaining balance of the charged down loan and the discounted appraised value. Such loans will remain on non-accrual status unless performance by the borrower warrants a return to accrual status. Recognition of non-accrual status occurs at the time a loan can no longer support principal and interest payments in accordance with the original terms and conditions of the loan documents. When impairment is determined, a specific reserve reflecting any calculated shortfall between the value of the collateral and the outstanding balance of the loan is recorded. Subsequent adjustments, prior to receipt of a new appraisal, to any related specific reserve will be made if justified by market conditions or current events concerning the loan. If an internal discount-based evaluation is being used, the discount percentage may be adjusted to reflect market changes, changes to the collateral value of similar credits or circumstances of the individual loan itself. The amount of the charge-off is determined by calculating the difference between the current loan balance and the current collateral valuation, plus estimated cost to liquidate.

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. There were no impaired loans with specific reserves at both March 31, 2016 and 2015. There were no charge-offs recorded on impaired loans with a specific reserve during both the three months ended March 31, 2016, and 2015. Impaired loans held-for-investment with an aggregate carrying amount of $577 thousand and $964 thousand at March 31, 2016 and 2015, respectively, did not include specific reserves as the value of the underlying collateral was not below the carrying amount. However, these loans did include charge-offs of $74 thousand, none of which related to loans that were fully charged off at March 31, 2016 and $628 thousand, of which $250 thousand related to loans that were fully charged off at March 31, 2015.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned can also include bank properties transferred from operations. These assets are carried at the lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the three months ended March 31, 2016 and 2015, the Company did not record a decrease in fair value on either commercial or consumer properties.

The SBA servicing assets are reviewed for impairment in accordance with FASB ASC 860, Transfers and Servicing. Because loans are sold individually and not pooled, the Company does not stratify groups of loans based on risk characteristics for purposes of measuring impairment. The Company measures the SBA servicing assets by estimating the present value of expected future cash flows for each servicing asset, based on their unique characteristics and market-based prepayment assumptions. This is a Level 3 input. A valuation allowance is recorded for the amount by which the carrying amount of the servicing asset exceeds the calculated fair value. The Company had a valuation allowance of $177 thousand on its SBA servicing assets at both March 31, 2016 and December 31, 2015.

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

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$26,934	$26,934	$21,836	$21,836
Interest-earning bank balances	109,304	109,304	182,479	182,479
Restricted cash	5,000	5,000	5,000	5,000
Investment securities available for sale	282,628	282,628	282,875	282,875
Investment securities held-to-maturity	250	250	250	250
Loans receivable, net	1,554,841	1,501,963	1,524,577	1,460,080
Hedged commercial loans(1)	5,105	5,105	5,924	5,924
Restricted equity investments	15,778	15,778	15,733	15,733
Interest rate swaps	5,260	5,260	5,611	5,611

Liabilities:
Demand deposits	$1,104,842	$1,101,602	$1,186,348	$1,166,898
Savings deposits	236,170	232,059	221,620	213,498
Time deposits	362,890	372,107	338,134	339,294
Advances from FHLBNY	85,560	88,041	85,607	85,790
Junior subordinated debentures	92,786	63,705	92,786	63,520
Fair value interest rate swaps	327	327	351	351
Interest rate swaps	5,300	5,300	5,649	5,649

(1)

Includes positive market value adjustment of $327 thousand and $351 thousand at March 31, 2016 and December 31, 2015, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

Pursuant to the Dodd-Frank Act, the federal bank regulatory agencies issued rules that subject many national banks and bank holding companies, including the Bank and the Company, to consolidated capital requirements, effective January 1, 2015 (the “Final Capital Rules”). The Final Capital Rules also revised the quantity and quality of capital required by (1) establishing a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) raising the minimum capital ratio from 4.0% to 6.0% of risk-weighted assets; (3) maintaining the minimum total capital ratio of 8.0% of risk-weighted assets; and (4) maintaining a minimum Tier 1 leverage capital ratio of 4.0%.

Furthermore, the Final Capital Rules added a requirement for a minimum common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, (“Conservation Buffer”) to be applied to the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the total capital ratio. The required minimum Conservation Buffer will be phased in incrementally between 2016 and 2019. The Conservation Buffer requirement was phased in beginning on January 1, 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. If a bank’s or bank holding company’s Conservation Buffer is less than the required minimum and its net income for the four calendar quarters preceding the applicable calendar quarter, net of any capital distributions and associated tax effects not already reflected in net income (“Eligible Retained Income”) is negative, it would be prohibited from making capital distributions or certain discretionary cash bonus payments to executive officers. As a result, under the Final Capital Rules, should the Company fail to maintain the Conservation Buffer, it would be subject to limits on, and in the event the Company has negative Eligible Retained Income for any four consecutive calendar quarters, it would be prohibited in, the Company’s ability to obtain capital distributions from the Bank.

At March 31, 2016, the Bank exceeded all regulatory capital requirements to be considered “well capitalized”, including the Conservation Buffer of 0.625%.

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of March 31, 2016 and December 31, 2015.

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under Prompt Corrective Action Provision(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016:
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$330,568	20.77%	$127,299	8.00%	N/A
Sun National Bank	299,553	18.87	127,030	8.00	$158,788	10.00%
Tier 1 common equity capital (to risk- weighted assets):
Sun Bancorp, Inc.	221,993	13.95	71,606	4.50	N/A
Sun National Bank	280,978	17.70	71,454	4.50	103,212	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	277,495	17.44	95,475	6.00	N/A
Sun National Bank	280,978	17.70	95,273	6.00	127,030	8.00
Leverage capital:
Sun Bancorp, Inc.	277,495	12.97	85,550	4.00	N/A
Sun National Bank	280,978	13.16	85,419	4.00	106,744	5.00

December 31, 2015:
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$328,575	21.04%	$124,914	8.00%	N/A
Sun National Bank	297,735	19.11	124,649	8.00	$155,811	10.00%
Tier 1 common equity capital (to risk- weighted assets):
Sun Bancorp, Inc.	219,939	14.09	70,264	4.50	N/A
Sun National Bank	279,100	17.91	70,115	4.50	101,277	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	274,928	17.61	93,685	6.00	N/A
Sun National Bank	279,100	17.91	93,487	6.00	124,648	8.00
Leverage capital:
Sun Bancorp, Inc.	274,928	12.19	90,203	4.00	N/A
Sun National Bank	279,100	12.39	90,069	4.00	112,587	5.00

(1)	The ratios for capital adequacy purposes exclude the Conservation Buffer.
(2)	Not applicable for bank holding companies.

On April 15, 2010, the Bank entered into written agreement with the OCC (the “OCC Agreement”) which contained requirements to develop and implement a profitability and capital plan that would provide for the maintenance of adequate capital to support the Bank’s risk profile. Pursuant to the OCC Agreement the Bank also agreed to: (a) adopt and implement a program to protect the Bank’s interest in criticized or classified assets; (b) review and revise the Bank’s loan review program; (c) adopt and implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits would not exceed 6.0% of its total liabilities unless approved by the OCC.

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

Effective January 21, 2016, the OCC Agreement and the individual minimum capital requirement to which the Bank was subject were terminated and the requirements noted above were eliminated.

Separately, on January 21 2016, without admitting or denying any wrongdoing, the Bank entered into a  Consent Order with the OCC to pay a $25,000 civil money penalty in connection with various deficiencies identified by the OCC in the mortgage banking practices of Sun Home Loans, a former division of the Bank which was closed in July 2014 when the Bank exited the residential mortgage lending business as part of a comprehensive strategic restructuring.  The identified deficiencies occurred from July 2011 through September 2013.

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

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to the Bank’s history of losses, any proposed dividends from the Bank to the Company will be subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. The Bank did not seek OCC approval to pay a dividend in the first quarter of 2016.

Federal Deposit Insurance Corporation (“FDIC”) assessment expense of $460 thousand and $870 thousand was recognized during the three months ended March 31, 2016 and 2015, respectively.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2016, $55.5 million of a total of $90.0 million in capital securities qualified as Tier 1 with $34.5 million qualifying as Tier 2.

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

On January 14, 2014, the five federal agencies, including the FRB and OCC, approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At March 31, 2016, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $6.6 million. This pool was included in the list of non-exclusive issuers that meet requirements of the interim final rule release by the agencies and therefore was not required to be sold by the Company.

At March 31, 2016, the Company had five collateralized loan obligation securities with an amortized cost of $22.5 million and an estimated fair value of $21.7 million. These securities are subject to the provisions of the Volcker Rule. As a result, the Company will likely be required to divest these investments unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding a delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. The Company cannot give assurances that the legislation will or will not be enacted. However, based on the Company’s communication with its investment advisors, in the event that the proposed legislation is not enacted, the Company believes these investments can be modified to avoid a required divestiture under the Volcker Rule.

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

•	changes in estimates of future loan loss reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;
•	the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the FRB;
•	inflation, interest rate, market and monetary fluctuations;
•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
•	the effect of and our compliance with FRB requirements;

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

Some of these and other factors are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under “Item 1A Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as such sections may be amended or supplemented herein or in other filings pursuant to the Exchange Act. The development of any or all of these factors could have an adverse impact on our financial position and results of operations.

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

Tax Equivalent Net Interest Income:

This Quarterly Report on Form 10-Q references tax-equivalent interest income. Tax-equivalent interest income is a non-GAAP financial measure. Tax-equivalent interest income assumes a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended March 31, 2016 and 2015 were zero and $165 thousand, respectively. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. The following table provides a reconciliation of tax equivalent net interest income to GAAP net interest income using a 35% tax rate:

For the Three Months Ended:

March 31,	2016	2015
Net interest income, as presented	$14,486	$15,191
Effect of tax-exempt income	-	165
Net interest income, tax equivalent	$14,486	$15,346

Core Deposits:

Core deposits are calculated by excluding time deposits and brokered deposits from total deposits. The following table provides a reconciliation of core deposits to GAAP total deposits at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Total deposits	$1,703,902	$1,746,102
Less: Time deposits	321,411	294,801
Less: Brokered deposits	41,479	43,333
Core deposits	$1,341,012	$1,407,968

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in the tables are in thousands)

General Overview

The Company is a bank holding company headquartered in Mount Laurel, New Jersey, with its principal subsidiary being Sun National Bank (the “Bank”). The Company’s principal business is to serve as a holding company for the Bank. At March 31, 2016, the Company had total assets of $2.17 billion, total liabilities of $1.91 billion and total shareholders’ equity of $259.5 million. The Company reported net income available to common shareholders of $826 thousand, or $0.04 per diluted share, for the three months ended March 31, 2016.

Through the Bank, the Company provides an array of community banking services to consumers, small businesses and mid-sized companies. The Company’s lending services to businesses include term loans, lines of credit and commercial mortgages. The Company’s commercial deposit services include business checking and money market accounts and cash management solutions such as online banking, electronic bill payment and wire transfer services, lockbox services, remote deposit and controlled disbursement services. The Company’s consumer deposit services include checking accounts, savings accounts, money market accounts, certificates of deposit and individual retirement accounts. The Company’s lending services to consumers consist primarily of lines of credit for overdraft sweeps. In addition, the Company, through its subsidiary, Prosperis Financial Solutions, LLC, offers clients access to mutual funds, securities brokerage, annuities and investment advisory services.

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

In June 2014, the Company adopted a comprehensive strategic restructuring plan (the “Restructuring Plan”) to refocus on serving commercial borrowers in the communities in which the Bank operates. Pursuant to the Restructuring Plan, during 2014 and 2015, the Bank exited Sun Home Loans, its residential mortgage banking origination business and its healthcare and asset-based lending businesses, it sold seven branch locations in the Cape May County area to Sturdy Savings Bank, sold its Hammonton branch to Cape Bank, consolidated three branch locations, significantly reduced classified assets and operating expenses and declared a 1-for-5 reverse stock split. Upon finalization of the branch consolidations in the third quarter of 2015, the Company’s Restructuring Plan was completed.

On March 6, 2015, the Company completed the sale of seven branch locations to Sturdy Savings Bank. In accordance with the sale, the Company sold $153.3 million of deposits, $63.8 million of loans, $4.0 million of fixed assets and $897 thousand of cash. The transaction resulted in a net cash payment of approximately $71.5 million by the Company to Sturdy Savings Bank. After transaction costs, the sale resulted in a net gain of $9.2 million recorded by the Company in the first quarter of 2015.

On August 28, 2015, the Company sold its Hammonton branch location to Cape Bank. In accordance with the sale, the Company sold $32.0 million in deposits, $4.8 million in loans, $354 thousand in fixed assets and $143 thousand of cash.  The transaction resulted in a net cash payment of approximately $25.5 million by the Company to Cape Bank.  After transaction costs, the sale resulted in a net gain of $1.3 million in the third quarter of 2015.

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

On April 15, 2010, the Board of Directors of the Bank entered into the OCC Agreement. Pursuant to the OCC Agreement, the Bank was required to, among other things, develop and implement a profitability and capital plan that would provide for the maintenance of adequate capital to support the Bank’s risk profile.  The OCC had also imposed an individual minimum capital requirement on the Bank. An individual minimum capital requirement requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be “well capitalized.” During 2015, the Bank successfully remediated the various financial, process and compliance issues necessary for the termination of  the OCC Agreement.  Effective January 21, 2016, the OCC terminated the OCC Agreement and the individual minimum capital requirement to which the Bank was subject and the requirements noted above were eliminated.

Separately, on January 21, 2016, without admitting or denying any wrongdoing, the Bank entered into a  Consent Order with the OCC to pay a $25,000 civil money penalty in connection with various deficiencies identified by the OCC in the mortgage banking practices of Sun Home Loans, a former division of the Bank which was closed in July 2014 when the Bank exited the residential mortgage lending business as part of a comprehensive strategic restructuring.  The identified deficiencies occurred from July 2011 through September 2013.

The economy remained sluggish in the first three months of 2016. Interest rates have remained near historical lows. The unemployment rate in the U.S. was 5.0% in March 2016, unchanged from December 2015.  While the unemployment rate has significantly improved since the recession, concerns still exist about economic growth as the labor participation rate reached a 37 year low and wage growth has been minimal. Based upon initial estimates, the U.S. gross domestic product for the first quarter of 2016 increased at an annual rate of 0.5% as compared to a revised 1.4% increase in the fourth quarter of 2015. The increase reflected positive contributions from personal consumption expenditures, residential fixed investment and state and local government spending.  The deceleration of growth from the fourth quarter reflected an overall decrease in spending from the linked prior quarter. At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank, growth in business activity accelerated in the first quarter of 2016.  Business expectations are positive and employment forecasts are moderately stronger. In Northern New Jersey, business activity is expected to continue to increase at a modest pace. New Jersey’s unemployment rate has declined substantially to 4.4% as of March 2016, which is the lowest level since August 2007.

At its latest meeting in April 2016, the Federal Open Market Committee (the “FOMC”) kept the Federal Funds target rate at 0.25% to 0.50% noting that labor market conditions have improved further even as growth in economic activity appears to have slowed. In determining whether to raise the target rate in the future, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2% inflation.

Although moderately improving, the economy is still experiencing uncertainty in some sectors, and, together with the challenging regulatory environment, will continue to affect the Company and the markets in which it does business and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three months ended March 31, 2016.

Critical Accounting Policies, Judgments and Estimates

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the Company’s 2015 Form 10-K and in Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this report. The discussion and analysis of the financial condition and results of operations are based on the unaudited condensed consolidated financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, goodwill, intangible assets, income taxes and the fair value of financial instruments. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Additionally, for the commercial loan portfolio, historic loss and recovery experience over a three-year horizon, based on a rolling 28-quarter migration analysis, is taken into account for the quantitative factor component. The Company previously used a 12-quarter commercial loan migration analysis, however during the fourth quarter of 2015, the Company began to use a 28-quarter analysis to better align its allowance model with the Company’s credit cycle. This methodology change was completed in conjunction with the completion of the Company’s comprehensive restructuring plan and resulted in a corresponding reduction in qualitative factor assumptions. For the non-commercial loan quantitative component, the average one-year loss history and recovery experience over a 12-quarter time period is utilized for the allowance calculation.

Values assigned to the qualitative factors and those developed from historic loss and recovery experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans and those criticized and classified loans through the use of both a general pooled allowance and a specific allowance. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience. When a loan is determined to be non-performing, the Company typically performs an impairment analysis utilizing a current appraisal value discounted for an estimated cost of disposal. In certain cases, a discounted cash flow analysis may be performed to determine whether an impairment exists. A specific allowance may be calculated on individually identified impaired loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss and recovery experience and the qualitative factors described above.

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

Accounting for Income Taxes. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. (“FASB ASC 740”). FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities and of its gross deferred tax assets. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The recognition of the deferred tax asset valuation allowance differs between GAAP and regulatory accounting. While any reversal of a valuation allowance would be immediately recorded under GAAP, the amount of deferred tax asset includable in regulatory capital is generally limited to temporary tax differences and does not include net operating losses or tax credit carry-forwards. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the unaudited condensed consolidated statements of operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment may be involved in applying the requirements of FASB ASC 740.

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

Financial Condition

Total assets declined to $2.17 billion at March 31, 2016 as compared to $2.21 billion at December 31, 2015, mainly due to a decrease in cash and cash equivalents, partially offset by an increase in total loans.  Cash and cash equivalents decreased $68.1 million, or 33.3%, to $136.2 million at March 31, 2016 as compared to $204.3 million at December 31, 2015, primarily due to the funding of new loans and a reduction in total deposits during the three months March 31, 2016.  Total loans, net of allowance for loan losses, increased by $24.3 million to $1.56 billion at March 31, 2016 as compared to $1.53 billion at December 31, 2015, primarily due to organic commercial loan originations of $80.2 million and $21.2 million of multi-family loan participations funded during the three months ending March 31, 2016, partially offset by pay downs. Commercial loans increased by $42.7 million, or 14.8% annualized. Specifically, non-owner occupied commercial real estate loan growth totaled $41.7 million in the quarter, land and development loan growth totaled $18.5 million, while and owner occupied commercial real estate loans declined by $9.6 million and commercial and industrial loans decreased by $7.9 million.  Consumer loans fell by $12.7 million, or 12.9% annualized, compared to the fourth quarter of 2015, in accordance with our strategic plan.

Total liabilities decreased by $43.9 million, or 2.2%, to $1.91 billion at March 31, 2016, compared to $1.95 billion at December 31, 2015. The decrease in total liabilities is primarily attributable to a decrease of $42.2 million in total deposits to $1.7 billion as a result of the re-pricing of certain non-relationship retail deposits initiated in 2015. The decline in total deposits results from the re-pricing of certain non-relationship retail deposits initiated in 2015.

Shareholders’ equity increased by $3.1 million to $259.5 million at March 31, 2016 and net income of $826 thousand  as compared to $256 million at December 31, 2015 primarily due to an increase in accumulated other comprehensive income of $1.0 million and a reduction in treasury stock of $1.7 million from restricted stock vestings and grants of new Stock Awards, partially offset by a decrease in additional paid in capital of $723 thousand.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at March 31, 2016 and December 31, 2015.

Table 1: Summary of Non-performing Assets and TDRs

	March 31, 2016	December 31, 2015
Non-performing assets:
Non-accrual loans held-for-investment	$3,066	$2,207
Troubled debt restructuring, non-accruing	838	910
Real estate owned, net	—	281
Total non-performing assets	$3,904	$3,398

The Company’s allowance for loan losses was $18.0 million, or 1.14% of gross loans held-for-investment, at March 31, 2016 and $18.0 million, or 1.16% of gross loans held-for-investment, at December 31, 2015. Net charge-offs were $56 thousand and there was no provision for loan losses recorded during the three months ended March 31, 2016.  Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place to absorb losses inherent in the loan portfolio.

Total non-accrual loans held-for-investment increased $859 thousand to $3.1 million at March 31, 2016 from $2.2 million at December 31, 2015 due to five residential mortgage loans entering non-accrual status during the three months ended March 31, 2016.

Real estate owned, net, decreased to zero at March 31, 2016, from $281 thousand at December 31, 2015.  One Bank-owned property with a carrying value of $281 thousand was sold for a loss of $15 thousand, during the three months ended March 31, 2016. During the three months ended March 31, 2016, the Company did not transfer any balances from loans or bank properties and equipment into real estate owned.

Other assets decreased by $2.3 million or 14.2%, to $13.7 million at March 31, 2016 from $16.0 million at December 31, 2015. This decrease was primarily the result of a collection of a miscellaneous receivable during the three months ended March 31, 2016.

The net deferred tax liability increased $1.0 million from December 31, 2015 to $2.5 million at March 31, 2016. This increase was due primarily to an increase in tax amortization of goodwill. The Company maintains a valuation allowance of $129.2 million against the remaining portion of the gross deferred tax asset as the Company is a three-year cumulative loss company and it is more likely than not that the full deferred tax asset will not be realized.

Comparison of Operating Results for the Three Months Ended March 30, 2016 and 2015

Overview. The Company’s net income available to shareholders for the three months ended March 31, 2016 was $826 thousand, or $0.04 per diluted share, compared to net income of $2.8 million, or $0.15 per diluted share, for the corresponding period in 2015. The Company’s results in the first quarter of 2016 continue to reflect the impact of its expense management and branch rationalization strategies. During the three months ended March 31, 2016 and 2015, the Company recorded no provision for loan losses. During the three months ended March 31, 2015, the Company recorded a $9.2 million gain on the sale of bank branches.

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

Net interest income, on a tax-equivalent basis, decreased by $869 thousand to $14.5 million for the three months ended March 31, 2016, from $15.4 million for the corresponding period in 2015. The decrease in net interest income is primarily due to the overall decline in our balance sheet, particularly in the average balance of investment securities and the average balances of the Company’s home equity and residential real estate portfolios.

Tax equivalent interest income decreased by $889 thousand, or 5.0%, from $17.8 million for the three months ended March 31, 2015, to $16.9 million for the three months ended March 31, 2016 primarily due to a decrease in the average balance of investment securities.  The average balance of investment securities decreased by $97.5 million, or 24.8%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 and the average yield on investment securities decreased by 15 basis points during the same time period, which resulted in a decrease in interest income on investment securities of $713 thousand. Significant pressure on loan yields continued through the first quarter of 2016 due to the competitive lending environment and the Bank’s strategic decision to maintain a very selective approach to new loan relationships. Interest income on loans declined by $66 thousand for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. As a result of the decline in the Company’s consumer loan portfolio, there was a decrease of $692 thousand in interest income on consumer loans. This decrease was partially offset by an increase in interest income of $626 thousand due to the growth in the Company’s commercial loan portfolio

Interest expense decreased $20 thousand for the three months ended March 31, 2016, as compared to the corresponding period in 2015. Interest expense on interest-bearing deposits decreased by $214 thousand for the three months ended March 31, 2016, as compared to the corresponding period in 2015, mainly due to a decline in the average balance in interest bearing deposits of $310.0 million, or 19.3%, during this time period. The declines in the average balances of interest-bearing demand deposits and time deposits reflect the impact of the branch sales completed in 2015 as well as a managed reduction in higher rate deposit balances.  This was offset by an increase of $194 thousand on interest expense on total borrowings for the three months ended March 31, 2016, as compared to the corresponding period in 2015. The average borrowings increased by $24.3 million, or 15.1%, for the three months ended March 31, 2016 to $185.0 million, from $160.7 million at March 31, 2015, due to an increase in the average FHLBNY balance of $24.8 million. In addition, interest expense on junior subordinated debentures increased by $79 thousand from the three months ended March 31, 2015 to the three months ended March 31, 2016 due to increased interest rates.

The interest rate spread and net interest margin for the three months ended March 31, 2016 were 2.74% and 2.91%, respectively, compared to 2.42% and 2.57%, respectively, for the corresponding period in 2015. The increase in yield is primarily due to the increase in the average balance of commercial loans and reduction in interest-earning bank balances. The increase in net interest margin is due primarily to the increase in the average yield on interest-earning assets of 42 basis points, partially offset by an increase in the cost of interest-bearing liabilities of 10 basis points. Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended March 31, 2016 and 2015. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable (1), (2)
Commercial	$1,159,715	$11,429	3.94%	$1,051,610	$10,803	4.11%
Home equity and other	141,851	1,497	4.22	186,986	1,895	4.05
Residential real estate	247,489	2,105	3.40	284,197	2,399	3.38
Total loans receivable	1,549,055	15,031	3.88	1,522,793	15,097	3.97
Investment securities (3)	295,105	1,717	2.33	392,642	2,430	2.48
Interest-earning bank balances	148,198	187	0.50	474,991	297	0.25
Total interest-earning assets	1,992,358	16,935	3.40	2,390,426	17,824	2.98

Total non-interest-earning assets	183,438			209,805
Total assets	$2,175,796			$2,600,231
Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposit	$711,631	359	0.20%	$894,851	$406	0.18%
Savings deposits	229,070	169	0.30	239,452	127	0.21
Time deposits	351,650	764	0.87	468,046	973	0.83
Total interest-bearing deposit accounts	1,292,351	1,292	0.40	1,602,349	1,506	0.38
Short-term borrowings:
Repurchase agreements with customers	—	—	—	175	—	—
Long-term borrowings:
FHLBNY Advances	85,576	431	2.01	60,758	310	2.04
Obligations under capital lease	6,643	114	6.86	6,994	120	6.86
Junior subordinated debentures	92,786	612	2.64	92,786	533	2.30
Total borrowings	185,005	1,157	2.50	160,713	963	2.40
Total interest-bearing liabilities	1,477,356	2,449	0.66	1,763,062	2,469	0.56
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	417,469			559,793
Other liabilities	21,618			27,406
Total non-interest-bearing liabilities	439,087			587,199
Total liabilities	1,916,443			2,350,261

Shareholders' equity	259,353			249,970
Total liabilities and shareholders' equity	$2,175,796			$2,600,231
Net interest income		$14,486			$15,355
Interest rate spread (4)			2.74%			2.42%
Net interest margin (5)			2.91%			2.57%
Ratio of average interest-earning assets to average interest-bearing liabilities			135%			136%

(1)	Average balances include non-accrual loans and loans held-for-sale
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)

Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended March 31, 2016 and 2015 were $0 and $164 thousand, respectively.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended March 31, 2016 vs. 2015
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial	$1,080	$(454)	$626
Home equity and other	(483)	85	(398)
Residential real estate	(308)	14	(294)
Total loans receivable	289	(355)	(66)
Investment securities	(573)	(140)	(713)
Interest-earning deposits with banks	(287)	177	(110)
Total interest-earning assets	(571)	(318)	(889)
Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(88)	41	(47)
Savings deposits	(6)	48	42
Time deposits	(253)	44	(209)
Total interest-bearing deposit accounts	(347)	133	(214)
Long-term borrowings:
FHLBNY advances	126	(5)	121
Obligations under capital lease	(6)	—	(6)
Junior subordinated debentures	—	78	78
Total borrowings	120	73	193
Total interest-bearing liabilities	(227)	206	(21)
Net change in net interest income	$(344)	$(524)	$(868)

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

Provision for Loan Losses. The Company recorded no provision for loan losses during the three months ended March 31, 2016 and March 31, 2015.  Total non-performing loans held-for-investment decreased by $1.6 million from $5.5 million at March 31, 2015 to $3.9 million at March 31, 2016 due to the sales and payoffs of non-performing loans. The ratio of allowance for loan losses to gross loans held-for-investment was 1.14% at March 31, 2016, as compared to 1.41% at March 31, 2015, reflecting the improved risk profile of the Company’s loan portfolio.  Net charge-offs for the three months ended March 31, 2016 were $56 thousand as compared to net charge-offs of $2.6 million during the corresponding period in 2015. See “Financial Condition” above.

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

Non-Interest Income. Non-interest income decreased by $9.9 million to $3.2 million for the three months ended March 31, 2016, as compared to $13.1 million for the corresponding period in 2015. This decrease was primarily attributable to $9.2 million of gains recognized on the sale of seven branch locations to Sturdy Savings Bank during the quarter ended March 31, 2015, a $424 thousand reduction in deposit service charges and fees and a $212 thousand decrease in investment product income.  The decline in deposit service charges and fees is due primarily to declining transaction volume resulting from the reduced branch count. The reduced investment product income resulted from reduced transaction volume.

Non-Interest Expense. Non-interest expense decreased by $8.7 million to $16.5 million for the three months ended March 31, 2016 as compared to $25.2 million for the corresponding period in 2015. This decrease was primarily due to decreases in occupancy expense of $2.6 million, equipment expense of $2.4 million, salaries and employee benefits expense of $1.5 million, and problem loan costs of $1.0 million.  The decrease in occupancy and equipment expense was mainly attributed to the sale of eight branch locations and the closure of nine other branch locations and higher snow removal costs during 2015.  The reduction in salaries and employee benefits expense is attributed to the branch sales and closures, as well as a general reduction in headcount over 2015. The decline in problem loan costs was driven by a reduction in legal expense associated with the monitoring and management of distressed loans, as well as costs associated with distressed loan sales. In addition, insurance expense decreased by $459 thousand for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to a reduction in the Bank’s FDIC assessment rate in 2016.

Income Tax Expense. Income tax expense increased by $16 thousand for the three months ended March 31, 2016 from $284 thousand for the three months ended March 31, 2015. The tax expense in the first quarter of 2016 relates primarily to the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets which was first recorded in the first quarter of 2013. The income tax expense will decline as individual intangible assets are fully amortized for tax purposes. As the Company remained in a cumulative loss position at March 31, 2016, a full deferred tax valuation allowance is still considered appropriate. The deferred tax asset balance and the related valuation allowance will decrease as the Company generates net income.

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

Core deposits, which exclude all certificates of deposit, decreased by $67.0 million to $1.34 billion, or 78.7% of total deposits, at March 31, 2016, as compared to $1.41 billion, or 80.6% of total deposits, at December 31, 2015.  This decrease occurred due to managed higher rate deposit reductions. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $90.7 million, of which none was utilized as of March 31, 2016, and the FHLBNY of approximately $204.6 million, of which $85.6 million was utilized as of March 31, 2016. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $35.0 million, of which none were utilized as of March 31, 2016. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of March 31, 2016, the Company had a par value of $233.6 million and $134.5 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company’s primary uses of funds are loan originations, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the twelve months ended March 31, 2017 totaled $228.1 million, or approximately 62.9% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs. At March 31, 2016, the Company had $107.6 million of cash held at the FRB, as compared to $182.2 million at December 31, 2015. The significant reduction in excess liquidity reflects the Company’s efforts to strategically deploy its excess liquidity, which the Company expects to continue into 2016.

On April 15, 2010, the Bank entered into the OCC Agreement which required the Bank to develop and implement a profitability and capital plan which provides for the maintenance of adequate capital to support the Bank’s risk profile. Pursuant to the OCC Agreement the Bank also agreed to: (a) adopt and implement a program to protect the Bank’s interest in criticized or classified assets; (b) review and revise the Bank’s loan review program; (c) adopt and implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits would not exceed 6.0% of its total liabilities unless approved by the OCC.

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

Effective January 21, 2016 the OCC terminated the OCC Agreement and the individual minimum capital requirement to which the Bank was subject.

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

The Final Capital Rules further require that certain items be deducted from the common equity Tier 1 capital, including (1) goodwill and other intangible assets, other than mortgage servicing rights, net of deferred tax liabilities (“DTLs”): (2) deferred tax assets that arise from operating losses and tax credit carryforwards, net of valuation allowances and DTLs: (3) after-tax gain-on-dale associated with a securitization exposure: and (4) defined benefit pension fund assets held by a depository institution holding company, net of DTLs.  In addition, banking organizations must deduct from common equity Tier 1 capital, the amount of certain assets, including mortgage servicing assets that exceed certain thresholds.  The Final Capital Rules also allow all but the largest banking organizations to make a one-time election not to recognize unrealized gains and losses on available-for-sale debt securities in regulatory capital, as under prior capital rules.

Furthermore, the Final Capital Rules added a requirement for a minimum common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, (the “Conservation Buffer”), to be applied to the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the total capital ratio.  The required minimum Conservation Buffer will be phased in incrementally between 2016 and 2019.  If a bank’s or bank holding company’s Conservation Buffer is less than the required minimum and its net income for the four calendar quarters preceding the applicable calendar quarter, net of any capital distributions and associated tax effects not already reflected in net income (“Eligible Retained Income”), is negative, it would be prohibited from making capital distributions or certain discretionary cash bonus payments to executive officers.  As a result, under the Final Capital Rules, should the Company fail to maintain the Conservation Buffer, it would be subject to limits on, and in the event the Company has negative Eligible Retained Income for any four consecutive calendar quarters, the Company would be prohibited in, its ability to obtain capital distributions from the Bank.

The chart below sets forth the new regulatory capital levels including the Conservation Buffer, during the applicable transition period:

	Regulatory Capital Levels
	January 1, 2016	January 1, 2017	January 1, 2018	January 1, 2019
Tier 1 common equity risk-based capital ratio	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.625%	9.25%	9.875%	10.5%

At March 31, 2016, the Bank exceeded all regulatory capital requirements, including the Conservation Buffer of 0.625%. The Bank’s Total risk-based capital ratio, Tier 1 common equity capital risk-based capital ratio, Tier 1 risk-based capital ratio and leverage capital ratio were 18.87%, 17.70%, 17.70% and 13.16%, respectively. The Company’s Total risk-based capital ratio, Tier 1 common equity capital risk-based capital ratio, Tier 1 risk-based capital ratio and leverage capital ratio were 20.77%, 13.95%, 17.44% and 12.97%, respectively.

The Final Capital Rules also revised the “Prompt Corrective Action” regulations of FDICIA. To be deemed “well capitalized” a national bank must maintain a Total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater and a Tier 1 leverage capital ratio of 5.0% or greater and not be subject to any order or directive by the OCC to meet a specific capital level.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of March 31, 2016:

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under Prompt Corrective Action Provision(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$330,568	20.77%	$127,299	8.00%	N/A
Sun National Bank	299,553	18.87	127,030	8.00	$158,588	10.00%
Tier 1 common equity capital (to risk- weighted assets):
Sun Bancorp, Inc.	221,993	13.95	71,606	4.50	N/A
Sun National Bank	280,978	17.70	71,454	4.50	103,212	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	277,495	17.44	95,475	6.00	N/A
Sun National Bank	280,978	17.70	95,273	6.00	127,030	8.00
Leverage capital:
Sun Bancorp, Inc.	277,495	12.97	85,550	4.00	N/A
Sun National Bank	280,978	13.16	85,419	4.00	106,774	5.00

(1)	The ratios for capital adequacy purposes exclude the Conservation Buffer.
(2)	Not applicable for bank holding companies.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company.  At March 31, 2016, $54.5 million of a total of $90.0 million in capital securities qualified as Tier 1 with $35.5 million qualifying as Tier 2.

Dividend Restrictions

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company, in addition to seeking prior FRB approval as described above under “Liquidity and Capital Resources.” All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained net income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to the Bank’s history of losses, any proposed dividends from the Bank to the Company will be subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under FDICIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. The Bank did not seek OCC approval to pay a dividend the first quarter of 2016.

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

On January 14, 2014, the five federal agencies, including the FRB and OCC, approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At March 31, 2016, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $6.8 million. This pool was included in the list of non-exclusive issuers that meet the requirements of the interim final rule released by the agencies and therefore was not required to be sold by the Company.

At March 31, 2016, the Bank had five collateralized loan obligation securities with an amortized cost of $22.5 million and an estimated fair value of $21.7 million. These securities are subject to the provisions of the Volcker Rule. As a result, the Company will likely be required to divest these investments unless their terms can be modified such that the investments are no longer covered by the Volcker Rule. While there is proposed legislation in Congress regarding the delay to the divestiture requirement for collateralized loan obligations, the outcome of the legislation is unclear at this time. The Company cannot give assurances that the legislation will or will not be enacted. However, based on the Company’s communications with its investment advisors, in the event that the proposed legislation is not enacted, the Company believes these investments can be modified to avoid a required divestiture under the Volcker Rule.

At March 31, 2016, the Bank had one non-rated single issuer security with an amortized cost of $3.2 million and an estimated fair value of $3.1 million. This security is not subject to the provisions of the Volcker Rule.

See Note 13 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at March 31, 2016 was $12.0 million and the portion of the exposure not covered by collateral was approximately $151 thousand. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at March 31, 2016 and December 31, 2015 was $624 thousand and $628 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

The Company maintains a reserve for residential mortgage loans sold with recourse to third-party purchasers which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition. As of March 31, 2016, the Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 460, Guarantees. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The reserve for residential mortgage loan recourse as of March 31, 2016 and December 31, 2015 was $683 thousand. Management believes this reserve level is sufficient to address potential recourse exposure.

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

At March 31, 2016, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $169.0 million representing a positive one-year gap ratio of 7.8%. This is a decrease from 14.3% at December 31, 2015 as the cumulative gap decreased from $316.1 million at December 31, 2015, reflecting the continued deployment of excess liquidity into long-term assets. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at March 31, 2016 shows a position that is asset sensitive and will benefit from a rise in interest rates. This position is lower than the position at December 31, 2015 for all scenarios as the Company has been deploying its excess cash. A large factor causing this asset sensitive position is the higher levels of cash on the Company’s balance sheet, which the Company intends to continue to strategically deploy into 2016. After this excess liquidity is deployed, the Company expects that its interest rate risk profile will be more neutral. The net income simulation results are impacted by higher cash levels, an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile as of March 31, 2016. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Instantaneous Change in Interest Rates (Basis Points)	Percentage Change in Net Interest Income Year 1
+300	9.5%
+200	6.4%
+100	3.3%
-100	(0.7)%

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

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended December 31, 2015 previously filed with the Securities and Exchange Commission.

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
Date: May 9, 2016
/s/ Thomas M. O’Brien
Thomas M. O’Brien
President and Chief Executive Officer
(Duly Authorized Representative)

Date: May 9, 2016
/s/ Thomas R. Brugger
Thomas R. Brugger
Executive Vice President and Chief Financial Officer
(Duly Authorized Representative)