Form 10-Q
period 2016-06-30
SUN BANCORP INC /NJ/
filed 2016-08-08
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Common Stock, $5.00 Par Value – 18,876,932 Shares Outstanding at August 5, 2016

TABLE OF CONTENTS

		Page Number
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2016 and December 31, 2015	3
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015	5
	Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2016 and 2015	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	56
Item 4.	Controls and Procedures	57
PART II – OTHER INFORMATION		58
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	58
Item 4.	Mine Safety Disclosures	58
Item 5.	Other Information	59
Item 6.	Exhibits	59
Signatures		60
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
	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
	Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$27,603	$21,836
Interest earning bank balances	141,196	182,479
Cash and cash equivalents	168,799	204,315
Restricted cash	5,000	5,000
Investment securities available for sale (amortized cost of $280,642 and $285,838 at June 30, 2016 and December 31, 2015, respectively)	280,683	282,875
Investment securities held to maturity (estimated fair value of $250 at June 30, 2016 and December 31, 2015)	250	250
Loans receivable (net of allowance for loan losses of $15,891 and $18,008 at June 30, 2016 and December 31, 2015, respectively)	1,548,593	1,530,501
Loans held-for-sale, at lower of cost or market	540	—
Restricted equity investments, at cost	15,781	15,733
Bank properties and equipment, net	30,731	31,596
Real estate owned, net	—	281
Accrued interest receivable	4,824	4,657
Goodwill	38,188	38,188
Bank owned life insurance (BOLI)	82,172	81,175
Other assets	11,421	16,013
Total assets	$2,186,982	$2,210,584
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$1,713,665	$1,746,102
Advances from the Federal Home Loan Bank of New York (FHLBNY)	85,513	85,607
Obligations under capital lease	6,498	6,698
Junior subordinated debentures	92,786	92,786
Deferred taxes, net	3,311	1,524
Other liabilities	21,037	21,479
Total liabilities	1,922,810	1,954,196

Commitments and contingencies (see Note 11)

Shareholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $5 par value, 40,000,000 shares authorized; 19,026,491 shares issued and 18,854,374 shares outstanding at June 30, 2016; 18,910,829 shares issued and 18,693,091 shares outstanding at December 31, 2015.	95,132	94,554
Additional paid-in capital	510,159	510,659
Retained deficit	(333,754)	(337,542)
Accumulated other comprehensive income (loss)	24	(1,752)
Deferred compensation plan trust	(876)	(1,122)
Treasury stock at cost, 172,117 shares at June 30, 2016 and 217,738 shares at December 31, 2015.	(6,513)	(8,409)
Total shareholders' equity	264,172	256,388
Total liabilities and shareholders' equity	$2,186,982	$2,210,584

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
INTEREST INCOME:
Interest and fees on loans	$15,666	$15,451	$30,697	$30,549
Interest on taxable investment securities	1,618	1,831	3,298	3,877
Interest on non-taxable investment securities	—	309	—	615
Dividends on restricted equity investments	214	202	437	411
Total interest income	17,498	17,793	34,432	35,452
INTEREST EXPENSE:
Interest on deposits	1,456	1,337	2,748	2,843
Interest on funds borrowed	542	536	1,086	966
Interest on junior subordinated debentures	628	545	1,240	1,077
Total interest expense	2,626	2,418	5,074	4,886
Net interest income	14,872	15,375	29,358	30,566
PROVISION FOR (RECOVERY OF) LOAN LOSSES	(1,682)	(1,218)	(1,682)	(1,218)
Net interest income after provision for loan losses	16,554	16,593	31,040	31,784
NON-INTEREST INCOME:
Deposit service charges and fees	1,618	1,849	3,198	3,853
Interchange fees	486	554	970	1,098
Gain on sale of bank branches	—	—	—	9,235
Gain on sale of loans	—	1,226	—	1,239
Gain on sale of investment securities	426	—	426	—
Investment products income	538	488	914	1,077
BOLI income	489	503	997	1,015
Other income	217	261	431	451
Total non-interest income	3,774	4,881	6,936	17,968
NON-INTEREST EXPENSE:
Salaries and employee benefits	9,333	9,120	18,396	19,710
Occupancy expense	2,144	3,034	4,482	8,001
Equipment expense	1,068	1,500	2,159	5,014
Data processing expense	1,075	1,304	2,263	2,612
Professional fees	537	711	1,008	1,547
Insurance expense	556	1,094	1,344	2,341
Advertising expense	393	223	775	458
Problem loan expense	187	38	220	1,026
Other expense	1,773	1,338	2,943	2,871
Total non-interest expense	17,066	18,362	33,590	43,580
INCOME BEFORE INCOME TAXES	3,262	3,112	4,386	6,172
INCOME TAX EXPENSE	299	284	598	568
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,963	$2,828	$3,788	$5,604

Basic earnings per share	$0.16	$0.15	$0.20	$0.30
Diluted earnings per share	$0.16	$0.15	$0.20	$0.30

Weighted average shares - basic	18,848,236	18,632,526	18,793,987	18,624,585
Weighted average shares - diluted	18,957,201	18,684,597	18,889,561	18,663,721

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Three
	Months Ended
	June 30,
	2016	2015
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,963	$2,828
Other Comprehensive Income, net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	785	(507)
Less: reclassification adjustment for (gains) losses included in net income	(23)	2
Other comprehensive income (loss)	762	(505)
COMPREHENSIVE INCOME	$3,725	$2,323

	For the Six
	Months Ended
	June 30,
	2016	2015
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,788	$5,604
Other Comprehensive Income, net of tax
Unrealized gains on securities:
Unrealized holding gains arising during period	1,799	284
Less: reclassification adjustment for (gains) losses included in net income	(23)	2
Other comprehensive income	1,776	286
COMPREHENSIVE INCOME	$5,564	$5,890

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
			Additional		Other	Deferred
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Treasury
	Stock	Stock	Capital	Deficit	Loss	Plan Trust	Stock	Total

BALANCE, January 1, 2015	$—	$94,504	$514,075	$(347,762)	$(138)	$(599)	$(14,757)	$245,323
Net income	—	—	—	5,604	—	—	—	5,604
Other comprehensive income	—	—	—	—	286	—	—	286
Exercise of stock options	—	—	(53)	—	—	—	68	15
Issuance of common stock	—	2	(2,101)	—	—	—	2,644	545
Stock-based compensation	—	—	54	—	—	—	1,099	1,153
BALANCE, June 30, 2015	$—	$94,506	$511,975	$(342,158)	$148	$(599)	$(10,946)	$252,926

BALANCE, January 1, 2016	$—	$94,554	$510,659	$(337,542)	$(1,752)	$(1,122)	$(8,409)	$256,388
Net income	—	—	—	3,788	—	—	—	3,788
Other comprehensive income	—	—	—	—	1,776	—	—	1,776
Exercise of stock options	—	—	(14)	—	—	—	21	7
Issuance of common stock	—	578	(1,743)	—	—	246	1,875	956
Stock-based compensation	—	—	1,257	—	—	—	—	1,257
BALANCE, June 30, 2016	$—	$95,132	$510,159	$(333,754)	$24	$(876)	$(6,513)	$264,172

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Six months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$3,788	$5,604
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (release of) loan losses	(1,682)	(1,218)
(Decrease) increase in off-balance sheet reserves	257	34
Depreciation, amortization and accretion	2,666	3,712
Impairment of bank properties and equipment and real estate owned	—	2,152
Loss (gain) on sale of real estate owned	15	(10)
Gain on sale of investment securities available-for-sale	(426)	(4)
Gain on sale of branches	—	(9,235)
Gain on sale of consumer loans	—	(1,239)
Increase in cash surrender value of BOLI	(997)	(1,015)
Deferred income taxes	561	568
Stock-based compensation	1,257	914
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	(167)	164
Other assets	1,415	(1,374)
Other liabilities	(866)	(814)
Net cash provided by (used in) operating activities	5,821	(1,761)
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(45,780)	—
Net purchase of restricted equity securities	(48)	(593)
Proceeds from maturities, prepayments or calls of investment securities available for sale	23,650	35,495
Proceeds from maturities, prepayments or calls of investment securities held to maturity	—	27
Proceeds from the sale of investment securities available-for-sale	30,846	22,109
Proceeds from sale of commercial and consumer loans	—	6,675
Proceeds from sale of branch loans	—	63,756
Proceeds from bulk sale of deposits	—	10,216
Cash transferred to held-for-sale	—	(580)
Transfer restricted of cash to cash and cash equivalents	—	8,000
Net increase in loans	(16,616)	(73,529)
Purchases of bank properties and equipment	(960)	(141)
Proceeds from sale of real estate owned	266	512
Net cash (used in) provided by investing activities	(8,642)	71,947
FINANCING ACTIVITIES
Net decrease in deposits	(32,408)	(363,971)
Net redemptions of securities sold under agreements to repurchase – customer	—	(1,156)
(Repayments) borrowings of advances from FHLBNY	(94)	24,911
Repayment of obligations under capital leases	(200)	(155)
Proceeds from issuance of common options	—	600
Proceeds from exercise of stock options	7	15
Net cash used in financing activities	(32,695)	(339,756)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,516)	(269,570)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	204,315	548,433
CASH AND CASH EQUIVALENTS, END OF PERIOD	$168,799	$278,863
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,059	$4,953
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Trade date liability on purchase of investment securities	2,143	—

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

The Company’s principal business is to serve as a holding company for the Bank. Through the Bank, the Company provides commercial and consumer banking services. The Bank is in the business of attracting customer deposits through its Community Banking Centers and investing these funds, together with borrowed funds and cash from operations, in loans, primarily commercial real estate and multifamily residential loans, as well as mortgage-backed and investment securities. The principal business of Prosperis Financial Solutions is to offer mutual funds, securities brokerage, annuities and investment advisory services through the Bank’s Community Banking Centers. The principal business of 2020 Properties, L.L.C. and 4040 Properties, L.L.C. is to acquire and thereafter liquidate certain real estate and other assets in satisfaction of debts previously contracted by the Bank. The Company’s five capital trusts, Sun Capital Trust V, Sun Capital Trust VI, Sun Capital Trust VII, Sun Statutory Trust VII and Sun Capital Trust VIII, collectively, the “Issuing Trusts,” are presented on a deconsolidated basis. The Issuing Trusts, consisting of four Delaware business trusts and one Connecticut business trust, hold junior subordinated debentures issued by the Company.

As of June 30, 2016, the Company had 37 locations primarily throughout New Jersey, including 31 branch offices. The Company also had one loan production office located in each of New York and Pennsylvania.

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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment (“OTTI”) on investment securities, goodwill, income taxes, stock-based compensation and the fair value of financial instruments. Actual results may differ from these estimates under different assumptions or conditions.

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

Investment Securities. The Company’s investment portfolio includes both held-to-maturity and available-for-sale securities. The purchase and sale of the Company’s investment securities are recorded based on trade date accounting.  At June 30, 2016 and December 31, 2015 the Company had $2.1 million and $0 of unsettled investment purchase transactions, respectively. The following provides further information on the Company’s accounting for debt securities:

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

In accordance with FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets (FASB ASC 325-40), and FASB ASC 320, Investment – Debt and Equity Securities (FASB ASC 320), the Company evaluates its securities portfolio for OTTI throughout the year. Each investment, which has a fair value less than the book value, is reviewed on a quarterly basis by management. Management considers, at a minimum, whether the following factors exist that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining the Company’s intent is a review of capital adequacy, the interest rate risk profile and liquidity at the Company. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary. During the six months ended June 30, 2016 and 2015, it was determined there were no other-than-temporarily impaired investments. As a result, the Company did not record credit related OTTI charges through earnings during the six months ended June 30, 2016 and 2015.

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

The provision for loan losses is based upon historical loan loss experience, a series of qualitative factors and an evaluation of incurred losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC 310, Receivables (“FASB ASC 310”). Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay in payment or insignificant shortfall in amount of payments received does not necessarily result in the loan being identified as impaired. For this purpose, delays of less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and qualitative factors. Included in these qualitative factors are:

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

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tests goodwill for impairment annually as of December 31, unless circumstances indicate that a test is required at an earlier date. The Company elected to not apply the qualitative evaluation option permitted under Accounting Standards Update (“ASU”) 2011-8, Intangibles – Goodwill and Other (Topic 35): Testing Goodwill for Impairment issued in September 2011. Therefore, the Company utilizes the two-step goodwill impairment test outlined in FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”). Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment, or one level below an operating segment, as defined in FASB ASC 280. The Company has one reportable operating segment, “Community Banking,” and there are no components to this operating segment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. At December 31, 2015, the Company performed its annual goodwill impairment test, and step one of the analysis indicated that the Company’s fair value was greater than its carrying value; therefore, the Company’s goodwill was not impaired at December 31, 2015. Since that time, no event has occurred nor have circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The carrying amount of goodwill totaled $38.2 million at both June 30, 2016 and December 31, 2015.

Bank Owned Life Insurance (“BOLI”). The Company has purchased life insurance policies on certain key employees. These policies are recorded at their cash surrender value, or the amount that can be realized in accordance with FASB ASC 325-30, Investments in Insurance Contracts. At June 30, 2016, the Company had $28.2 million invested in a general account and $54.0 million in a separate account, for a total BOLI cash surrender value of $82.2 million. The BOLI separate account is invested in a mortgage-backed securities fund, which is managed by an independent investment firm. Pricing volatility of these underlying instruments may have an impact on investment income; however, the fluctuations would be partially mitigated by a stable value wrap agreement which is a component of the separate account. Income from these policies and changes in the cash surrender value are recorded in BOLI income in the unaudited condensed consolidated statements of operations.

Accounting for Income Taxes. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the unaudited condensed consolidated statements of operations. Assessment of uncertain tax positions under FASB ASC 740 requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment is applied when addressing the requirements of FASB ASC

740.   At June 30, 2016, the Company had a valuation allowance of $127.9 million against its gross deferred tax asset. As the Company remained in a cumulative loss position, the deferred tax valuation allowance is still appropriate at June 30, 2016. The net deferred tax liability of $3.3 million in the unaudited condensed consolidated statements of financial condition at June 30, 2016 primarily represents the tax liability created from the goodwill amortization recorded for tax purposes and not for book purposes.

Accumulated Other Comprehensive Income (Loss). The Company classifies items of accumulated comprehensive income (loss) by their nature and displays the details of other comprehensive income (loss) in the unaudited condensed consolidated statements of comprehensive income. Amounts categorized as comprehensive income (loss) represent net unrealized gains or losses on investment securities available for sale, net of tax and the non-credit portion of any OTTI loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income (loss) for the period. These reclassifications for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended June 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gains on securities available for sale during the period	$1,326	$(541)	$785	$(857)	$350	$(507)
Reclassification adjustment for net gains included in net income	(39)	16	(23)	4	(2)	2
Net unrealized gain on securities available for sale	$1,287	$(525)	$762	$(853)	$348	$(505)

	For the Six Months Ended June 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain on securities available for sale during the period	$3,042	$(1,243)	$1,799	$480	$(196)	$284
Reclassification adjustment for net gains included in net income	(39)	16	(23)	4	(2)	2
Net unrealized gain on securities available for sale	$3,003	$(1,227)	$1,776	$484	$(198)	$286

Recent Accounting Principles.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which applies to entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually.  The amendments in ASU 2016-13 for public business entities are effective for the fiscal years beginning after December 15, 2019.  Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

In March 2016, the FASB issued ASU 2016-09: Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which applies to all entities that issue share-based payment awards to their employees. The amendments involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments are part of FASB's Simplification Initiative, the stated objective of which is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in ASU 2016-09 for public business entities are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period and if so elected, adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of the adoption of this accounting standards update on its financial statements.

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

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606): Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40), Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Background Information and Basis for Conclusions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the considerations to which the entity expects to be entitled in exchange for those goods or services. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial condition or results of operations.

(3) Branch Sales

On March 6, 2015, the Company sold seven branch offices to Sturdy Savings Bank.  In accordance with the sale, the Company sold $153.3 million of deposits, $63.8 million of loans, $4.0 million of fixed assets and $897 thousand of cash. The transaction resulted in a net cash payment of approximately $71.5 million by the Company to Sturdy Savings Bank. After transaction costs, the sale resulted in a net gain of $9.2 million which was recorded in the first quarter of 2015 and is reflected in the gain on sale of bank branches in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2015.

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

In March 2015, the Board of Directors of the Company approved the Sun Bancorp, Inc. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”). The 2015 Plan, which was approved by shareholders in May 2015, at which time the Company ceased new grants under the 2014 Performance Equity Plan, the 2010 Stock-Based Incentive Plan, and the 2004 Stock-Based Incentive Plan (collectively, the “Prior Plans”). Any awards outstanding under the Prior Plans remain in full force and effect under such plans according to their respective terms. The 2015 Plan authorizes the issuance of 1,400,000 shares of common stock pursuant to awards that may be granted in the form of Options and Stock Awards. Under the 2015 Plan, Options expire 10 years after the date of grant, unless terminated earlier under the option terms. For both Options and Stock Awards, a Committee of non-employee directors has the authority to determine the conditions upon which the Options or Stock Awards granted will vest. At June 30, 2016, there were 123,739 Options and 178,618 Stock Awards granted under the 2015 Plan.

Activity in the Company’s stock option plans for the six months ended June 30, 2016 and June 30, 2015 was as follows:

Summary of Options Activity

		Weighted
	Number	Average	Number
	of	Exercise	of Options
	Options	Price	Exercisable
Outstanding as of January 1, 2016	509,097	$23.84	163,443
Granted	123,739	21.08	—
Exercised	(422)	16.96	—
Forfeited	(49,533)	30.63	—
Expired	(2,957)	76.65	—
Outstanding as of June 30, 2016	579,924	$22.41	136,812
Options vested or expected to vest(1)	415,816	$19.64	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

		Weighted
	Number	Average	Number
	of	Exercise	of Options
	Options	Price	Exercisable
Outstanding as of January 1, 2015	318,901	$28.34	161,984
Granted	218,760	18.92	—
Exercised	(811)	15.19	—
Forfeited	(13,777)	17.37	—
Expired	(6,329)	55.34	—
Outstanding as of June 30, 2015	516,744	$24.33	166,271
Options vested or expected to vest(1)	483,676	$24.75	—

(1)	Includes vested shares and nonvested shares after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 7.6 years for Options outstanding and 3.9 years for Options exercisable as of June 30, 2016.

At June 30, 2016, the aggregate intrinsic value was $574 thousand for Options outstanding and $125 thousand for Options exercisable.

During the six months ended June 30, 2016, the Company granted 123,739 Options pursuant to the 2015 Plan and during the six months ended June 30, 2015, the Company granted 218,760 Options pursuant to the Company’s 2010 Stock-Based Incentive Plan.  In accordance with FASB ASC 718, the fair value of the Options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of an Option is estimated using historical exercise behavior of employees at a particular level of management who were granted Options with a comparable term. The Options have historically been granted with a 10 year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the Options for the six months ended June 30, 2016 and 2015 are as follows:

	For the Six
	Months Ended
	June 30,
	2016	2015
Weighted average fair value of Options granted	$5.90	$6.16
Weighted average risk-free rate of return	1.29%	1.35%
Weighted average expected option life in months	50	46
Weighted average expected volatility	33%	40%
Expected dividends(1)	$—	$—

(1)	To date, the Company has not paid cash dividends on its common stock. The fair value of future grants of Options will be impacted by the issuance of quarterly cash dividends.

A summary of the Company’s nonvested Stock Award activity during the six months ended June 30, 2016 and 2015 are presented in the following tables:

Summary of Nonvested Stock Award Activity

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value
Nonvested Stock Awards outstanding, January 1, 2016	279,964	$18.42
Issued	118,049	18.50
Vested	(65,303)	17.54
Forfeited	(11,776)	15.74
Nonvested Stock Awards outstanding, June 30, 2016	320,934	$18.73

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value
Nonvested Stock Awards outstanding, January 1, 2015	248,654	$14.22
Issued	46,712	18.87
Vested	(5,080)	19.14
Forfeited	(4,300)	15.91
Nonvested Stock Awards outstanding, June 30, 2015	285,986	$14.87

There were 118,049 shares of nonvested Stock Awards issued during the six months ended June 30, 2016 and 46,712 nonvested Stock Awards issued during the six months ended June 30, 2015. The value of these shares is based upon the closing price of the Company’s common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the nonvested Stock Awards issued.

Total compensation expense recognized related to Options and nonvested Stock Awards, including that for non-employee directors, during the three and six months ended June 30, 2016 was $704 thousand and $1.3 million, respectively, as compared to $557 thousand and $914 thousand, respectively, for the three and six months ended June 30, 2015.  As of June 30, 2016, there was approximately $3.7 million of total unrecognized compensation cost related to Options and nonvested Stock Awards. The cost of the Options and Stock Awards is expected to be recognized over a weighted average period of 3.6 years and 2.2 years, respectively.

(5) Investment Securities

The amortized cost of investment securities and the approximate fair value at June 30, 2016 and December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
Available for sale:
U.S. Treasury securities	$2,496	$7	$—	$2,503
U.S. Government agency securities	4,978	18	—	4,996
U.S. Government agency mortgage-backed securities	221,981	2,990	(206)	224,765
Other mortgage-backed securities	179	—	(2)	177
Trust preferred securities	12,021	—	(2,459)	9,562
Collateralized loan obligations	37,465	—	(317)	37,148
Other securities	1,522	10	—	1,532
Total available for sale	280,642	3,025	(2,984)	280,683
Held to maturity:
Other securities	250	—	—	250
Total held to maturity	250	—	—	250
Total investment securities	$280,892	$3,025	$(2,984)	$280,933

December 31, 2015
Available for sale:
U.S. Treasury securities	$2,494	$—	$(10)	$2,484
U.S. Government agency securities	4,976	—	(74)	4,902
U.S. Government agency mortgage-backed securities	205,586	1,082	(1,156)	205,512
Other mortgage-backed securities	183	—	(1)	182
Trust preferred securities	12,018	—	(1,844)	10,174
Collateralized loan obligations	59,956	—	(960)	58,996
Other securities	625	—	—	625
Total available for sale	285,838	1,082	(4,045)	282,875
Held to maturity:
Other securities	250	—	—	250
Total held to maturity	250	—	—	250
Total investment securities	$286,088	$1,082	$(4,045)	$283,125

During the six months ended June 30, 2016, the Company had one security mature which had an aggregate par value of $248 thousand. During the same period, six securities were sold prior to maturity for gross proceeds of $30.4 million, which resulted in gross realized gains of $328 thousand and gross realized losses of $290 thousand. In addition, the Company recorded a gain of $387 thousand related to the sale of Class B Visa shares which had no book value.  The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2016
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency securities	—	—	—	—	—	—
U.S. Government agency mortgage-backed securities	9,935	(36)	13,776	(170)	23,711	(206)
Other mortgage-backed securities	—	—	177	(2)	177	(2)
Trust preferred securities	—	—	9,562	(2,459)	9,562	(2,459)
Collateralized loan obligations	15,867	(114)	21,281	(203)	37,148	(317)
Total	$25,802	$(150)	$44,796	$(2,834)	$70,598	$(2,984)

December 31, 2015
U.S. Treasury securities	$2,484	$(10)	$—	$—	$2,484	$(10)
U.S. Government agency securities	—	—	4,902	(74)	4,902	(74)
U.S. Government agency mortgage-backed securities	56,753	(254)	27,028	(902)	83,781	(1,156)
Other mortgage-backed securities	182	(1)	—	—	182	(1)
Trust preferred securities	—	—	10,175	(1,844)	10,175	(1,844)
Collateralized loan obligations	12,864	(135)	46,133	(825)	58,997	(960)
Total	$72,283	$(400)	$88,238	$(3,645)	$160,521	$(4,045)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations applies, the guidance requires the Company to record an OTTI charge to earnings on debt securities for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations applies, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the unaudited condensed consolidated statements of financial condition. Application of this guidance resulted in no OTTI charges during the six months ended June 30, 2016 and 2015.

As of June 30, 2016, the Company’s cumulative OTTI balance was $1.2 million. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the three and six months ended June 30, 2016 and 2015.

U.S. Government Agency Mortgage-Backed Securities. At June 30, 2016, the gross unrealized loss in the category of less than 12 months of $36 thousand consisted of one mortgage-backed security with an estimated fair value of $9.9 million. The gross unrealized loss in the category of 12 months or longer of $170 thousand consisted of four mortgage-backed securities with an estimated fair value of $13.8 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors key credit metrics such as market rates and possible credit deterioration to determine if an OTTI exists. As of June 30, 2016, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Collateralized Loan Obligations. At June 30, 2016 the gross unrealized loss in the category of less than 12 months of $114 thousand consisted of two AAA and one AA-rated collateralized loan obligation securities with a total estimated fair value of $15.9 million. The gross unrealized loss in the category of 12 months or longer of $203 thousand consisted of two AAA and one AA-rated collateralized loan obligation securities with a total estimated fair value of $21.3 million. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of June 30, 2016, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Trust Preferred Securities. At June 30, 2016, the gross unrealized loss in the category of 12 months or longer of $2.5 million consisted of two trust preferred securities. The trust preferred securities are comprised of one non-rated single issuer security with an amortized cost of $3.2 million and a fair value of $3.0 million and one investment grade rated pooled security with an amortized cost of $8.8 million and a fair value of $6.5 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The pooled security is in a senior position in the capital structure. The security had a 3.3 times principal coverage. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% of defaults or deferrals’ every three years with no recovery rate. As of June 30, 2016, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

At June 30, 2016, the book value of the non-rated single issuer trust preferred security is in excess of fair value. The financial performance of the non-rated single issuer trust preferred security is monitored on a quarterly basis using data from the issuer’s most recent regulatory reports to assess the probability of cash flow impairment. Expected future cash flows are projected by incorporating the contractual cash flow of the security adjusted, if necessary, for potential changes in the amount or timing of cash flows due to the underlying creditworthiness of the issuer and covenants in the security.

During the six months ended June 30, 2016, the Company did not record an OTTI credit-related charge related to this single issuer trust preferred security. Based on the Company’s most recent evaluation, and based upon the receipt of all scheduled dividend payments since September 2014, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The cumulative OTTI on this security as of June 30, 2016 was $1.2 million. Based upon the current capital position of the issuer and recent improvements in the financial performance of the issuer, the Company concluded that an additional impairment charge was not warranted at June 30, 2016.

On January 14, 2014, five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities as an exception to the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. The issuer of the pooled security was included in the non-exclusive list of issuers that meet the requirements of the interim final rule, and therefore, the pooled security will not be required to be sold by the Company. The single issuer security is not subject to the provisions of the Volcker rule. At June 30, 2016, the Company was in compliance with the requirements of the Volcker Rule. See Note 13 of the notes to unaudited condensed consolidated financial statements for more information regarding the Volcker Rule.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at June 30, 2016 and December 31, 2015 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
June 30, 2016
Due in one year or less	$274	$274	$—	$—
Due after one year through five years	2,744	2,751	250	250
Due after five years through ten years	24,462	24,214	—	—
Due after ten years	31,002	28,502	—	—
Total investment securities, excluding mortgage- backed securities	58,482	55,741	250	250
U.S. Government agency mortgage-backed securities	221,981	224,765	—	—
Other mortgage-backed securities	179	177	—	—
Total investment securities	$280,642	$280,683	$250	$250

December 31, 2015
Due in one year or less	$625	$625	$—	$—
Due after one year through five years	2,494	2,484	250	250
Due after five years through ten years	38,453	37,709	—	—
Due after ten years	38,497	36,363	—	—
Total investment securities, excluding mortgage- backed securities	80,069	77,181	250	250
U.S. Government agency mortgage-backed securities	205,586	205,512	—	—
Other mortgage-backed securities	183	182	—	—
Total investment securities	$285,838	$282,875	$250	$250

At June 30, 2016, the Company had $11.4 million, amortized cost, and $11.4 million estimated fair value of investment securities pledged to secure public deposits. As of June 30, 2016, the Company had $128.4 million amortized cost and $130.2 million estimated fair value of investment securities pledged as collateral on secured borrowings.

(6) Loans

The components of loans as of June 30, 2016 and December 31, 2015 were as follows:

Loan Components

	June 30, 2016	December 31, 2015
Commercial:
Commercial and industrial	$220,609	$230,681
CRE owner occupied	225,520	228,191
CRE non-owner occupied	666,345	625,700
Land and development	82,018	68,070
Consumer:
Home equity lines of credit	119,857	130,401
Home equity term loans	10,364	12,383
Residential real estate	237,080	249,975
Other	2,691	3,108
Total gross loans held-for-investment	1,564,484	1,548,509
Allowance for loan losses	(15,891)	(18,008)
Net loans held-for-investment	$1,548,593	$1,530,501

The following table is a comparison of the Company’s non-accrual loans as of the dates indicated:

Loans on Non-Accrual Status

	June 30, 2016	December 31, 2015
Commercial:
Commercial & industrial	$5	$219
CRE owner occupied	302	381
Consumer:
Home equity term loans	80	88
Residential real estate	2,101	1,417
Other	92	102
Total non-accrual loans	$2,580	$2,207
Troubled debt restructuring, non-accrual	$2,918	$910

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

As of June 30, 2016, the Company had $9.3 million outstanding on six commercial construction and land development relationships for which the agreements included interest reserves. As of December 31, 2015, the Company had $8.8 million outstanding on two residential construction, commercial construction and land development relationships for which the agreements included interest reserves. The total amount available in those reserves to fund interest payments was $500 thousand and $571 thousand at June 30, 2016 and December 31, 2015, respectively. There were no relationships with interest reserves which were on non-accrual status at June 30, 2016 and December 31, 2015. Construction projects are monitored throughout their lives by the Company through either internal resources or professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

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

(7) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Six Months Ended June 30, 2016
			Residential
		Home	Real
	Commercial	Equity(1)	Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$12,120	$2,816	$3,029	$43	$18,008
Charge-offs	(330)	(354)	(391)	(234)	$(1,309)
Recoveries	538	228	29	79	874
Net charge-offs	208	(126)	(362)	(155)	(435)
Provision for loan losses	(1,849)	(118)	147	138	(1,682)
Ending balance	$10,479	$2,572	$2,814	$26	$15,891
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$10,479	$2,572	$2,814	$26	$15,891
Financing Receivables:
Ending balance	$1,194,492	$130,221	$237,080	$2,691	$1,564,484
Ending balance: individually evaluated for impairment	$2,666	$80	$2,660	$92	$5,498
Ending balance: collectively evaluated for impairment	$1,191,826	$130,141	$234,420	$2,599	$1,558,986

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Six Months Ended June 30, 2015
	Commercial	Home Equity(1)	Residential Real Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$15,834	$3,238	$3,513	$661	$23,246
Charge-offs	(1,008)	(2,508)	(1,932)	(93)	$(5,541)
Recoveries	3,539	262	11	32	3,844
Net charge-offs	2,531	(2,246)	(1,921)	(61)	(1,697)
Provision for loan losses	(5,182)	2,300	2,144	(480)	(1,218)
Ending balance	$13,183	$3,292	$3,736	$120	$20,331
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$13,183	$3,292	$3,736	$120	$20,331
Financing Receivables:
Ending balance	$1,155,689	$153,806	$265,992	$3,443	$1,578,930
Ending balance: individually evaluated for impairment	$1,167	$160	$4,461	$6	$5,794
Ending balance: collectively evaluated for impairment	$1,154,522	$153,646	$261,531	$3,437	$1,573,136

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

Risk Characteristics

Commercial Loans. Included in this segment are commercial and industrial, commercial real estate owner occupied, commercial real estate non-owner occupied, and land and development loans. Commercial and industrial loans are primarily secured by assets of the business, such as accounts receivable and inventory. Due to the nature of the collateral securing these loans, the liquidation of these assets may be problematic and costly. Commercial real estate owner occupied loans rely on the cash flow from the successful operation of the borrower’s business to make repayment. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Commercial real estate non-owner occupied loans rely on the payment of rent by third-party tenants. The borrower’s ability to repay the loan or sell the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. Commercial real estate owner occupied and non-owner occupied loans are secured by the underlying properties. The local economy and real estate market affect the appraised value of these properties which may impact the ultimate repayment of these loans. Land and development loans are primarily repaid by the sale of the developed properties or by conversion to a permanent term loan. These loans are dependent upon the completion of the project on time and within budget, which may be impacted by general economic conditions. The Company requires cash collateral in an interest reserve in order to extend credit on construction projects to mitigate the credit risk.

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

The allowance for loan losses was $15.9 million and $18.0 million at June 30, 2016 and December 31, 2015, respectively. The ratio of allowance for loan losses to gross loans held-for-investment was 1.02% at June 30, 2016 and 1.16% at December 31, 2015.

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

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay in payment or insignificant shortfall in amount of payments received does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses in the unaudited condensed consolidated statements of operations. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss and recovery experience and qualitative factors. Such loans generally include consumer loans, residential real estate loans and small business loans. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, management’s abilities and external factors.

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

Impaired Loans As of June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Six Months Ended June 30, 2016
With no related allowance:
Commercial:
Commercial & industrial	$2,241	$2,486	$—	$2,429	$—	$—
CRE owner occupied	425	602	—	434	—	—
Consumer:
Residential real estate	2,660	2,806	—	2,674	—	—
Home equity term loans	80	91	—	81	—	—
Other	92	96	—	95	—	—
Consumer held for sale:
Residential real estate, held-for-sale	314	648	—	523	—	—
Home equity lines of credit, held-for-sale	18	52	—	38	—	—
With an allowance recorded:
Consumer:
Other	—	—	—	—	—	—
Total commercial	$2,666	$3,088	$—	$2,863	$—	$—
Total consumer	$3,164	$3,693	$—	$3,411	$—	$—

Impaired Loans As of June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Six Months Ended June 30, 2015
With no related allowance:
Commercial:
Commercial and industrial	$14	$523	$—	$16	$—	$—
CRE owner occupied	1,002	12,984	—	1,297	—	—
CRE non-owner occupied	153	290	—	158	—	—
Land and development	—	—	—	—	—	—
Consumer:
Residential real estate	4,461	5,701	—	4,066	—	—
Home equity term loans	101	106	—	107	—	—
Home equity lines of credit	59	60	—	60
Other	6	11	—	7	—	—
Commercial held-for-sale:
Commercial and industrial	119	152	—	141	—	—
CRE owner occupied	333	390	—	333	—	—
CRE non-owner occupied	148	256	—	221	—	—
Consumer held-for-sale:
Residential real estate	770	1,002	—	932	—	—
Other	36	46	—	43	—	—
With an allowance recorded:
Consumer:
Other	—	—	—	—	—	—
Total commercial	$1,769	$14,595	$—	$2,166	$—	$—
Total consumer	$5,433	$6,926	$—	$5,215	$—	$—

In accordance with FASB ASC 310, those impaired loans for which the collateral is sufficient to support the outstanding principal do not result in a specific allowance for loan losses. Included in impaired loans at June 30, 2016 were nine TDRs, totaling $2.9 million, for which the collateral is sufficient to support the outstanding principal, one of which was in accruing status. There were no TDRs at June 30, 2016 that included a commitment to lend additional funds as of June 30, 2016.

There were three TDR agreements entered into during the three and six months ended June 30, 2016. The following table presents a summary of the Company’s TDR agreements entered into during the six months ended June 30, 2016 and 2015:

	Troubled Debt Restructurings
	For the Six Months Ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial & industrial	2	$2,468	$2,237
Residential real estate	1	13	13

	Troubled Debt Restructurings
	For the Six Months Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Residential real estate	3	$546	$484

The following table presents information regarding the types of concessions granted on loans that were restructured during the six months ended June 30, 2016 and 2015:

	Troubled Debt Restructurings
	For the Six Months Ended June 30, 2016
	Number of Contracts	Concession Granted
Commercial & industrial	2	Rate reduction
Residential real estate	1	Forgiveness of debt

	Troubled Debt Restructurings
	For the Six Months Ended June 30, 2015
	Number of Contracts	Concession Granted
Residential real estate	3	Extension of maturity

During the six months ended June 30, 2016 and 2015, the Company did not have any TDR agreements that had subsequently defaulted that were entered into within the respective preceding twelve months.

The following table presents the Company’s distribution of risk ratings within the Company’s held-for-investment loan portfolio, segregated by class, as of June 30, 2016 and December 31, 2015:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	CRE owner occupied	CRE non- owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other	Total
As of June 30, 2016
Grade:
Pass	$217,672	$221,360	$666,148	$82,018	$119,812	$10,284	$234,233	$2,599	$1,554,126
Special Mention	349	702	—	—	—	—	—	—	1,051
Substandard	2,588	3,458	197	—	45	80	2,847	92	9,307
Doubtful	—	—	—	—	—	—	—	—	—
Total	$220,609	$225,520	$666,345	$82,018	$119,857	$10,364	$237,080	$2,691	$1,564,484
As of December 31, 2015
Grade:
Pass	$227,220	$223,695	$625,700	$68,070	$130,401	$12,294	$247,002	$3,007	$1,537,389
Special Mention	2,926	2,273	—	—	—	—	—	—	5,199
Substandard	535	2,223	—	—	—	89	2,973	101	5,921
Doubtful	—	—	—	—	—	—	—	—	—
Total	$230,681	$228,191	$625,700	$68,070	$130,401	$12,383	$249,975	$3,108	$1,548,509

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

The following table presents the Company’s analysis of past due loans, segregated by class of loans, as of June 30, 2016 and December 31, 2015:

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables
As of June 30, 2016
Commercial:
Commercial and industrial	$500	$—	$1	$501	$220,108	$220,609
CRE owner occupied	109	788	343	1,240	224,280	225,520
CRE non-owner occupied	—	—	—	—	666,345	666,345
Land and development	—	—	—	—	82,018	82,018
Consumer:
Home equity lines of credit	319	1	—	320	119,537	119,857
Home equity term loans	9	—	—	9	10,355	10,364
Residential real estate	2,192	740	893	3,825	233,255	237,080
Other	68	—	92	160	2,531	2,691
Total	$3,197	$1,529	$1,329	$6,055	$1,558,429	$1,564,484
As of December 31, 2015
Commercial:
Commercial and industrial	$—	$—	$228	$228	$230,453	$230,681
CRE owner occupied	736	35	622	1,393	226,798	228,191
CRE non-owner occupied	—	—	—	—	625,700	625,700
Land and development	—	—	—	—	68,070	68,070
Consumer:
Home equity lines of credit	136	31	—	167	130,234	130,401
Home equity term loans	14	—	—	14	12,369	12,383
Residential real estate	3,504	1,623	911	6,038	243,937	249,975
Other	15	3	101	119	2,989	3,108
Total	$4,405	$1,692	$1,862	$7,959	$1,540,550	$1,548,509

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

The Company previously entered into interest rate swaps with a counterparty whereby the Company makes payments based on a fixed interest rate and receives payments from the counterparty based on a floating interest rate, both calculated based on the principal amount of the underlying subordinated note, without the exchange of the underlying principal. The Company no longer enters into these interest rate swap transactions, the last of which occurred in August 2007. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). The critical terms assessed by the Company for each hedge of subordinated notes include the notional amounts of the swap compared to the principal amount of the notes, expiration/maturity dates, benchmark interest rate, prepayment terms and cash payment dates. At June 30, 2016 and December 31, 2015, the total outstanding notional amount of these swaps was $2.7 million and $5.6 million, respectively. For each of these swap agreements, the floating rate is based on the one-month London Interbank Offered Rate (“LIBOR”) paid on the first day of the month which matches the interest payment date on each subordinated note. The expiration dates for these swap agreements range from July 1, 2016 to August 1, 2022 and are consistent with the underlying subordinated note maturities and the swaps had a fair value of $0 at inception. At hedge inception and on an ongoing basis, conditions supporting hedge effectiveness are evaluated. The Company believes that all conditions required in FASB ASC 815-20-25-104 have been met, as all terms of the subordinated note and the interest rate swap match. Because the Company’s evaluations have concluded that the critical terms of the subordinated notes and the interest rate swaps meet the criteria outlined in FASB ASC 815-20-25-104, the “short-cut” method of accounting is applied, which assumes there is no ineffectiveness of a hedging arrangement’s ability to hedge risk as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying subordinated notes, as described above. Because the hedging arrangement is considered perfectly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of June 30, 2016 and December 31, 2015.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at June 30, 2016 and December 31, 2015:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	June 30, 2016		December 31, 2015
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$2,658	$(274)	$5,572	$(351)

Summary of Interest Rate Swap Components

	June 30, 2016	December 31, 2015
Weighted average pay rate	7.25%	7.28%
Weighted average receive rate	1.92%	1.98%
Weighted average maturity in years	2.2	1.5

Customer Derivatives – Interest Rate Swaps. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $2 thousand and $63 thousand in expense resulting from fair value adjustments during the six months ended June 30, 2016 and 2015, respectively, which were included in other income in the unaudited condensed consolidated statements of operations.

	June 30, 2016		December 31, 2015
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$77,274	$4,502	$98,976	$5,611
Other liabilities	(77,274)	(4,538)	(98,976)	(5,649)

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at June 30, 2016 and December 31, 2015 was $16.7 million and $19.2 million, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $4.8 million and $6.0 million at June 30, 2016 and December 31, 2015, respectively.

(9) Deposits

Deposits consist of the following major classifications:

	June 30, 2016	December 31, 2015
Interest-bearing demand deposits	$688,314	$724,881
Non-interest-bearing demand deposits	405,748	461,467
Savings deposits	240,538	221,620
Time certificates under $250,000	308,781	282,584
Time certificates $250,000 or more	32,212	12,217
Brokered time deposits	38,072	43,333
Total	$1,713,665	$1,746,102

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

Earnings Per Share Computation

	For the Three Months Ended June 30,
	2016	2015
Net income	$2,963	$2,828
Average common shares outstanding	18,848,236	18,632,526
Net effect of dilutive common stock equivalents	108,965	52,071
Adjusted average shares outstanding – dilutive	18,957,201	18,684,597
Basic income per share	$0.16	$0.15
Diluted income per share	$0.16	$0.15

	For the Six Months Ended June 30,
	2016	2015
Net income	$3,788	$5,604
Average common shares outstanding	18,793,987	18,624,585
Net effect of dilutive common stock equivalents	95,574	39,136
Adjusted average shares outstanding – dilutive	18,889,561	18,663,721
Basic income per share	$0.20	$0.30
Diluted income per share	$0.20	$0.30

(11) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $8.7 million and $13.3 million at June 30, 2016 and December 31, 2015, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of June 30, 2016, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at June 30, 2016 and December 31, 2015 was $630 thousand and $628 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Reserves for Loans Sold with Recourse

The Company maintains reserves for residential mortgage loans and small business loans sold with recourse to third-party purchasers which are reported in other liabilities in the unaudited condensed consolidated statements of financial condition. The Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The recourse reserves for these loans were $1.5 million and $1.4 million at June 30, 2016 and December 31, 2015, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

FASB ASC 820 requires the Company to disclose the fair value of financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
June 30, 2016	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,503	$2,503	$—	$—
U.S. Government agency securities	4,996	—	4,996	—
U.S. Government agency mortgage-backed securities	224,765	—	224,765	—
Other mortgage-backed securities	177	—	177	—
Trust preferred securities	9,562	—	—	9,562
Collateralized loan obligations	37,148	—	37,148	—
Other securities	522	522	—	—
Hedged commercial loans	2,933	—	2,933	—
Interest rate swaps	4,502	—	4,502	—
Liabilities:
Fair value interest rate swaps	274	—	274	—
Interest rate swaps	4,538	—	4,538	—

December 31, 2015
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,484	$2,484	$—	$—
U.S. Government agency securities	4,902	—	4,902	—
U.S. Government agency mortgage-backed securities	205,512	—	205,512	—
Other mortgage-backed securities	182	—	182	—
Trust preferred securities	10,174	—	—	10,174
Collateralized loan obligations	58,996	—	58,996	—
Other securities	625	625	—	—
Hedged commercial loans	5,924	—	5,924	—
Interest rate swaps	5,611	—	5,611	—
Liabilities:
Fair value interest rate swaps	351	—	351	—
Interest rate swaps	5,649	—	5,649	—

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

The cash flow model for the pooled issue owned by the Company at June 30, 2016 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 2.75% for the pooled security and 5.5% for the single issuer. An increase or decrease of three percentage points in the discount rate on the pooled issue would result in a decrease of $2.2 million or an increase of $3.3 million in the security fair value, respectively. An increase or decrease of three percentage points in the discount on the single issuer would result in a decrease of $1.4 million or an increase of $1.5 million in the security fair value, respectively.

The following provides details of the Level 3 fair value measurement activity for the three and six months ended June 30, 2016 and 2015:

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Investment Securities

	For the Three Months Ended June 30,
	2016	2015
Balance, beginning of period	$9,719	$8,929
Total gains, realized/unrealized:
Included in earnings	1	—
Included in accumulated other comprehensive income	(158)	1,174
Purchases	—	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers out of Level 3	—	—
Balance, end of period	$9,562	$10,103

	For the Six Months Ended June 30,
	2016	2015
Balance, beginning of period	$10,175	$9,410
Total gains, realized/unrealized:
Included in earnings	3	—
Included in accumulated other comprehensive income	(616)	693
Purchases	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers out of Level 3	—	—
Balance, end of period	$9,562	$10,103

There were no transfers between the three levels for the six months ended June 30, 2016 and 2015. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, loans held-for-sale, bank properties and equipment, bank properties transferred to other real estate owned and SBA servicing assets at fair value on a non-recurring basis. At June 30, 2016 and 2015, these assets were valued in accordance with GAAP and, except for impaired loans and loans held-for-sale and bank properties and equipment included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820. The related changes in fair value for the six months ended June 30, 2016 and 2015 are as follows:

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets /
	Total	Level 1	Level 2	Level 3	Liabilities
June 30, 2016
Assets:
Impaired loans	$3,529	$—	$—	$3,529	$(557)
Loans held-for-sale, at lower of cost or market	540	—	540	—	(474)

June 30, 2015
Assets:
Impaired loans	$1,364	$—	$—	$1,364	$(257)
Bank properties and equipment	1,729	—	1,729	—	(2,082)
Loans held-for-sale, at lower of cost or market	1,821	—	1,821	—	(677)

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

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. There were no impaired loans with specific reserves at both June 30, 2016 and 2015. There were no charge-offs recorded on impaired loans with a specific reserve during both the six months ended June 30, 2016, and 2015. Impaired loans held-for-investment with an aggregate carrying amount of $3.5 million and $1.4 million at June 30, 2016 and 2015, respectively, did not include specific reserves as the value of the underlying collateral was not below the carrying amount. However, these loans did include charge-offs of $557 thousand, of which $5 thousand related to loans that were fully charged off at June 30, 2016 and $257 thousand, of which $0 related to loans that were fully charged off at June 30, 2015.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned can also include bank properties transferred from operations. These assets are carried at the lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the six months ended June 30, 2016 and 2015, the Company did not record a decrease in fair value on either commercial or consumer properties.

The SBA servicing assets are reviewed for impairment in accordance with FASB ASC 860, Transfers and Servicing. Because loans are sold individually and not pooled, the Company does not stratify groups of loans based on risk characteristics for purposes of measuring impairment. The Company measures the SBA servicing assets by estimating the present value of expected future cash flows for each servicing asset, based on their unique characteristics and market-based prepayment assumptions. This is a Level 3 input. A valuation allowance is recorded for the amount by which the carrying amount of the servicing asset exceeds the calculated fair value. The Company had a valuation allowance of $177 thousand on its SBA servicing assets at both June 30, 2016 and December 31, 2015.

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

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$27,603	$27,603	$21,836	$21,836
Interest-earning bank balances	141,196	141,196	182,479	182,479
Restricted cash	5,000	5,000	5,000	5,000
Investment securities available for sale	280,683	280,683	282,875	282,875
Investment securities held-to-maturity	250	250	250	250
Loans receivable, net	1,545,660	1,552,143	1,524,577	1,460,080
Loans held for sale, at lower of cost or market	540	540	—	—
Hedged commercial loans(1)	2,933	2,933	5,924	5,924
Restricted equity investments	15,781	15,781	15,733	15,733
Interest rate swaps	4,502	4,502	5,611	5,611

Liabilities:
Demand deposits	$1,094,062	$1,099,022	$1,186,348	$1,166,898
Savings deposits	240,538	238,250	221,620	213,498
Time deposits	379,065	389,333	338,134	339,294
Advances from FHLBNY	85,513	88,928	85,607	85,790
Junior subordinated debentures	92,786	62,392	92,786	63,520
Fair value interest rate swaps	274	274	351	351
Interest rate swaps	4,538	4,538	5,649	5,649

(1)

Includes positive market value adjustment of $274 thousand and $351 thousand at June 30, 2016 and December 31, 2015, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

Loans receivable, net. The fair value of loans receivable is estimated using discounted cash flow analysis. Projected future cash flows are calculated using loan characteristics, and assumptions of voluntary and involuntary prepayment speeds. For performing loans, Level 2 inputs are utilized as the cash flow analysis is performed using available market data on the performance of similar loans. Projected cash flows are prepared using discount rates believed to represent current market rates. In the second quarter of 2016, an assumption change was made by the Company to the cash flow analysis to utilize loan spreads on loans for comparable banks in its local market as compared to national markets which was used previously. For non-performing loans, the cash flow assumptions are considered Level 3 inputs as market data is not readily available.

Loans held for sale, at lower of cost or market.  Loans held-for-sale, at lower of cost or market includes consumer loans identified for sale out of the portfolio.  These loans are recorded at lower of cost or market.  The fair value of these loans is determined through the use of broker quotes based on market data; this is a level 2 input.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

At June 30, 2016, the Bank exceeded all regulatory capital requirements to be considered “well capitalized”, including the Conservation Buffer of 0.625%.

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of June 30, 2016 and December 31, 2015.

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under Prompt Corrective Action Provision(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016:
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$332,467	21.04%	$126,442	8.00%	N/A
Sun National Bank	301,059	19.09	126,176	8.00	$157,720	10.00%
Tier 1 common equity capital (to risk- weighted assets):
Sun Bancorp, Inc.	225,946	14.30	71,124	4.50	N/A
Sun National Bank	284,539	18.04	70,974	4.50	102,518	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	282,436	17.87	94,832	6.00	N/A
Sun National Bank	284,539	18.04	94,632	6.00	126,176	8.00
Leverage capital:
Sun Bancorp, Inc.	282,436	13.19	85,650	4.00	N/A
Sun National Bank	284,539	13.31	85,519	4.00	106,899	5.00

December 31, 2015:
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$328,575	21.04%	$124,914	8.00%	N/A
Sun National Bank	297,735	19.11	124,649	8.00	$155,811	10.00%
Tier 1 common equity capital (to risk- weighted assets):
Sun Bancorp, Inc.	219,939	14.09	70,264	4.50	N/A
Sun National Bank	279,100	17.91	70,115	4.50	101,277	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	274,928	17.61	93,685	6.00	N/A
Sun National Bank	279,100	17.91	93,487	6.00	124,648	8.00
Leverage capital:
Sun Bancorp, Inc.	274,928	12.19	90,203	4.00	N/A
Sun National Bank	279,100	12.39	90,069	4.00	112,587	5.00

(1)	The June 30, 2016 ratios for capital adequacy purposes exclude the 0.625% Conservation Buffer.
(2)	Not applicable for bank holding companies.

On April 15, 2010, the Bank entered into written agreement with the OCC (the “OCC Agreement”) which contained requirements to develop and implement a profitability and capital plan that would provide for the maintenance of adequate capital to support the Bank’s risk profile.

The OCC had also imposed an individual minimum capital requirement on the Bank. An individual minimum capital requirement requires a bank to establish and maintain levels of capital greater than those generally required for a bank to be “well capitalized.”  At December 31, 2015, the Bank was in compliance with its individual minimum capital requirement.

Effective January 21, 2016, the OCC Agreement and the individual minimum capital requirement to which the Bank was subject were terminated.

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

In addition, the Company is required to seek the prior approval of the FRB before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures, declaring or paying cash dividends or receiving dividends from the Bank, repurchasing outstanding stock or incurring indebtedness. The Company also was required to submit, and periodically update, a capital plan, a profit plan and cash flow projections, as well as other progress reports to the Federal Reserve Bank.

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to the Bank’s history of losses, any proposed dividends from the Bank to the Company will be subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. The Bank did not seek OCC approval to pay a dividend the first six months of 2016.

Federal Deposit Insurance Corporation (“FDIC”) assessment expense of $240 thousand and $711 thousand was recognized during the three months ended June 30, 2016 and 2015, respectively, and $700 thousand and $1.6 million was recognized during the six months ended June 30, 2016 and 2015, respectively.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At June 30, 2016, $56.5 million of a total of $90.0 million in capital securities qualified as Tier 1 with $33.5 million qualifying as Tier 2.

On December 10, 2013, the FRB, the OCC, the FDIC, the Commodity Futures Trading Commission (the “CFTC”) and the SEC issued final rules to implement the Volcker Rule contained in Section 619 of the Dodd-Frank Act. The Dodd-Frank Act provided that banks and bank holding companies were required to conform their activities and investments by July 21, 2014, however, the FRB has extended the conformance period until July 21, 2017.

The final Volcker Rule regulations do provide certain exemptions allowing banking entities to continue underwriting, market-making and hedging activities and trading certain government obligations, as well as various exemptions and exclusions from the definition of “covered funds.” The level of required compliance activity depends on the size of the banking entity and the extent of its trading.

On January 14, 2014, the five federal agencies, including the FRB and OCC, approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At June 30, 2016, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $6.5 million. This pool was included in the list of non-exclusive issuers that meet requirements of the interim final rule release by the agencies and therefore was not required to be sold by the Company.

At June 30, 2016, the Company was in compliance with the requirements of the Volcker Rule.

(14) Dividends:

On July 25, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share payable on September 6, 2016 to shareholders on record as of August 23, 2016.

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

•	our ability to continue to pay dividends; and
•	our success at managing the risks involved in the foregoing.

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

Tax Equivalent Net Interest Income:

This Quarterly Report on Form 10-Q references tax-equivalent interest income. Tax-equivalent interest income is a non-GAAP financial measure. Tax-equivalent interest income assumes a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the three months ended June 30, 2016 and 2015 were $0 and $167 thousand, respectively. The fully taxable equivalent adjustments for the six months ended June 30, 2016 and 2015 were $0 and $330 thousand, respectively. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. The following table provides a reconciliation of tax equivalent net interest income to GAAP net interest income using a 35% tax rate:

For the Three Months Ended:

June 30,	2016	2015
Net interest income, as presented	$14,872	$15,375
Effect of tax-exempt income	-	167
Net interest income, tax equivalent	$14,872	$15,542

For the Six Months Ended:

June 30,	2016	2015
Net interest income, as presented	$29,358	$30,566
Effect of tax-exempt income	-	330
Net interest income, tax equivalent	$29,358	$30,896

Core Deposits:

Core deposits are calculated by excluding time deposits and brokered deposits from total deposits. The following table provides a reconciliation of core deposits to GAAP total deposits at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Total deposits	$1,713,665	$1,746,102
Less: Time deposits	340,993	294,801
Less: Brokered deposits	38,072	43,333
Core deposits	$1,334,600	$1,407,968

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in the tables are in thousands)

General Overview

The Company is a bank holding company headquartered in Mount Laurel, New Jersey, with its principal subsidiary being Sun National Bank. The Company’s principal business is to serve as a holding company for the Bank. At June 30, 2016, the Company had total assets of $2.19 billion, total liabilities of $1.92 billion and total shareholders’ equity of $264.2 million. The Company reported net income available to common shareholders of $3.0 million, or $0.16 per diluted share, and $3.8 million, or $0.20 per diluted share, for the three and six months ended June 30, 2016, respectively.

Through the Bank, the Company provides an array of community banking services to consumers, small businesses and mid-sized companies. The Company’s lending services to businesses include term loans, lines of credit and commercial mortgages. The Company’s commercial deposit services include business checking and money market accounts and cash management solutions such as online banking, electronic bill payment and wire transfer services, lockbox services, remote deposit and controlled disbursement services. The Company’s consumer deposit services include checking accounts, savings accounts, money market accounts, certificates of deposit and individual retirement accounts. The Company’s lending services to consumers consist primarily of lines of credit for overdraft sweeps. In addition, the Company, through a subsidiary of the Bank, Prosperis Financial Solutions, LLC, offers clients access to mutual funds, securities brokerage, annuities and investment advisory services.

The Company funds its lending activities primarily through retail and brokered deposits, the scheduled maturities of its investment portfolio and other wholesale funding sources. As a financial institution with a primary focus on traditional banking activities, the Company generates the majority of its revenue through net interest income, which is the difference between interest income earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon the Company’s ability to prudently manage the balance sheet for growth, combined with how successfully it maintains or increases net interest margin, which is net interest income as a percentage of average interest-earning assets. The Company generates additional revenue through fees earned on the various services and products offered to its customers. Offsetting these revenue sources are provisions for credit losses on loans, operating expenses and income taxes.

In June 2014, the Company adopted a comprehensive strategic restructuring plan (the “Restructuring Plan”) to refocus on serving commercial borrowers in the communities in which the Bank operates. Pursuant to the Restructuring Plan, during 2014 and 2015, the Bank exited Sun Home Loans, its residential mortgage banking origination business and its healthcare and asset-based lending businesses, it sold seven branch locations in the Cape May County area to Sturdy Savings Bank, sold its Hammonton branch to Cape Bank, consolidated nine branch locations, significantly reduced classified assets and operating expenses and declared a 1-for-5 reverse stock split. Upon finalization of the branch consolidations in the third quarter of 2015, the Company’s Restructuring Plan was completed.

As a result of the implementation and completion of the Restructuring Plan, the Company’s primary lending focus is now centered around commercial relationships, specifically commercial real estate and commercial and industrial originations, as well as both originations and participations in multi-family loans. With the Bank’s branch network rationalized, the Company is focusing on enhancing its brand and building a relationship-based deposit gathering strategy which the Company anticipates will generate additional deposit-related income from service charges, cash management and related commercial banking products and services.

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

The economy remained sluggish in the first half of 2016. Interest rates have remained near historical lows. The unemployment rate in the U.S. was 4.9% in June 2016, a decrease from 5.0% in March 2016.  While the unemployment rate has significantly improved since the recession, concerns still exist about economic growth as the labor participation rate reached a 37 year low and wage growth has been minimal. Based upon initial estimates, the U.S. gross domestic product for the second quarter of 2016 increased at an annual rate of 1.2% as compared to a revised 0.8% increase in the first quarter of 2016. Consumer spending increased at the fastest pace since the fourth quarter of 2014, while inventory investment declined for the fourth consecutive quarter. Business spending has been negatively impacted by lower oil prices. Uncertainty over global demand and the upcoming U.S. presidential election have also resulted in caution on business spending. At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank, growth in business activity slowed in the second quarter of 2016.  However, business expectations remain positive and employment forecasts are marginally stronger. In Northern New Jersey, business activity is expected to continue to increase at a modest pace. New Jersey’s unemployment rate has declined substantially to 5.1% as of June 2016.

At its latest meeting in July 2016, the Federal Open Market Committee (the “FOMC”) kept the Federal Funds target rate at 0.25% to 0.50%.  The FOMC stated that the labor market has strengthened, economic activity has been expanding at a moderate rate and job growth was strong in June 2016. In addition, the payrolls and other labor market indicators have pointed to a recent increase in labor utilization.  In determining whether to raise the target rate in the future, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2% inflation.

The economy continues to experience uncertainty in some sectors, and, together with the challenging regulatory environment, it will continue to affect the Company and the markets in which it does business and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three and six months ended June 30, 2016.

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

Management monitors its allowance for loan losses on a monthly basis and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors warrant. The Company’s allowance for loan losses methodology considers a number of quantitative and qualitative factors. The review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss and recovery experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in the methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

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

Additionally, for the commercial loan portfolio, historic loss and recovery experience over a two-year horizon, based on a rolling 28-quarter migration analysis, is taken into account for the quantitative factor component. The Company previously used a 12-quarter commercial loan migration analysis, however during the fourth quarter of 2015, the Company began to use a 28-quarter analysis to better align its allowance model with the Company’s credit cycle. This methodology change was completed in conjunction with the completion of the Company’s comprehensive restructuring plan and resulted in a corresponding reduction in qualitative factor assumptions. Prior to the second quarter of 2016, the Company utilized a loss horizon of three years. This period was reduced to two years as of June 30, 2016 as a result of the Company’s analysis of its recent loss experience. For the non-commercial loan quantitative component, the average one-year loss history and recovery experience over a 12-quarter time period is utilized for the allowance calculation.

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

Financial Condition

Total assets declined to $2.19 billion at June 30, 2016 as compared to $2.21 billion at December 31, 2015, mainly due to a decrease in cash and cash equivalents, partially offset by an increase in total loans.  Cash and cash equivalents decreased by $35.5 million, or 17.4%, to $168.8 million at June 30, 2016 as compared to $204.3 million at December 31, 2015, primarily due to the use of excess cash to fund new loans and a reduction in total deposits during the six months ended June 30, 2016. Total loans, net of allowance for loan losses, increased by $18.1 million to $1.55 billion at June 30, 2016 as compared to $1.53 billion at December 31,

2015, as the Bank funded organic commercial loan originations of $201.1 million during the six months ended June 30, 2016, partially offset by pay downs. Commercial loans increased by $41.9 million. Specifically, non-owner occupied commercial real estate loan growth totaled $40.6 million year-to-date, land and development loan growth totaled $13.9 million, while owner occupied commercial real estate loans declined by $2.7 million and commercial and industrial loans decreased by $10.1 million. Consumer loans fell by $25.9 million compared to the fourth quarter of 2015, in accordance with the Company’s strategic plan.

Investment securities available for sale decreased by $2.2 million, or 0.8%, from $282.9 million at December 31, 2015 to $280.7 million at June 30, 2016 due primarily to the sale of $22.5 million of collateralized loan obligations and $8.2 million of residential mortgage-backed securities, and principal paydowns of $23.7 million, partially offset by purchases of $47.9 million of primarily agency multi-family mortgage-backed securities and net unrealized gains of $3.1 million.

Other assets decreased by $4.6 million or 28.7%, to $11.4 million at June 30, 2016 from $16.0 million at December 31, 2015. This decrease was primarily the result of the collection of a $1.9 million miscellaneous receivable during the three months ended March 31, 2016 and paydowns on swap transactions.

Total liabilities decreased by $31.4 million, or 1.6%, to $1.92 billion at June 30, 2016, compared to $1.95 billion at December 31, 2015. The decrease in total liabilities is primarily attributable to a decrease of $32.4 million in total deposits to $1.7 billion as a result of the re-pricing of certain non-relationship retail deposits initiated in 2015. The Company’s borrowings were relatively unchanged with FHLBNY advances of $85.5 million at June 30, 2016 as compared to $85.6 million at December 31, 2015.

The Company’s allowance for loan losses was $15.9 million, or 1.02% of gross loans held-for-investment, at June 30, 2016 and $18.0 million, or 1.16% of gross loans held-for-investment, at December 31, 2015.  The decrease in reserve balances is due to net charge-offs of $435 thousand and a reduction in the provision for loan losses of $1.7 million recorded during the six months ended June 30, 2016.  The reduction in the provision for loan losses was driven by the overall stability in the Company’s asset quality and credit metrics at significantly improved levels, which has resulted in continued improvement in the Company’s historical loss severity.  Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place to absorb losses inherent in the loan portfolio.

Shareholders’ equity increased by $7.8 million to $264.2 million at June 30, 2016 as compared to $256.4 million at December 31, 2015 primarily due to net income of $3.8 million, an increase in accumulated other comprehensive income of $1.8 million and a reduction in treasury stock of $1.9 million from restricted stock vestings and grants of new Stock Awards.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at June 30, 2016 and December 31, 2015.

Table 1: Summary of Non-performing Assets and TDRs

	June 30, 2016	December 31, 2015
Non-performing assets:
Non-accrual loans held-for-investment	$2,580	$2,207
Non-accrual loans held-for-sale	332	—
Troubled debt restructuring, non-accruing	2,918	910
Real estate owned, net	—	281
Total non-performing assets	$5,830	$3,398

Total non-performing assets increased by $2.4 million to $5.8 million at June 30, 2016 from $3.4 million at December 31, 2015, primarily due to the troubled debt restructuring of one commercial loan and industrial relationship during the second quarter of 2016.

Real estate owned, net, decreased to zero at June 30, 2016, from $281 thousand at December 31, 2015.  During the six months ended June 30, 2016, one remaining Bank-owned property with a carrying value of $281 thousand was sold for a loss of $15 thousand. The Company did not transfer any balances from loans into real estate owned during the same period.

The net deferred tax liability increased by $1.8 million from $1.5 million at December 31, 2015 to $3.3 million at June 30, 2016. This increase was due primarily to an increase in tax amortization of goodwill. The Company maintains a valuation allowance of $128.4 million against the remaining portion of its gross deferred tax asset. Upon consideration of several quantitative and qualitative factors, the Company determined that it is more likely than not that the full deferred tax asset will not be realized as of June 30, 2016. The Company will continue to assess the potential for reversal of the valuation allowance on a quarterly basis.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

Overview. The Company’s net income available to shareholders for the three months ended June 30, 2016 was $3.0 million, or $0.16 per diluted share, compared to net income of $2.8 million, or $0.15 per diluted share, for the corresponding period in 2015. The Company’s results in the second quarter of 2016 continue to reflect the benefit of its expense management and branch rationalization strategies. During the three months ended June 30, 2016 and 2015, the Company recorded a negative provision for loan losses of $1.7 million and $1.2 million, respectively. During the three months ended June 30, 2015, the Company recorded a $1.2 million gain on the sale of loans.

Net Interest Income. Net interest income is the most significant component of the Company’s income from operations. Net interest income is the difference between interest earned on total interest-earning assets (primarily loans and investment securities), on a fully taxable equivalent basis, where appropriate, and interest paid on total interest-bearing liabilities (primarily deposits and borrowed funds). Net interest income on a fully taxable equivalent basis represents income on total interest-earning assets that is either tax-exempt or taxed at a reduced rate, adjusted to give effect to the prevailing incremental federal tax rate, and adjusted for nondeductible carrying costs and state income taxes, where applicable. Yield calculations, where appropriate, include these adjustments. Net interest income depends on the volume and interest rate earned on interest-earning assets and the volume and interest rate paid on interest-bearing liabilities.

Net interest income, on a tax-equivalent basis, decreased by $669 thousand to $14.9 million for the three months ended June 30, 2016, from $15.5 million for the corresponding period in 2015. The decrease in net interest income is primarily due to the overall decline in the Company’s balance sheet, particularly in the average balance of investment securities and the average balances of the Company’s home equity and residential real estate portfolios, despite increases in the interest rate spread and net interest margin reflecting the continued shift in balance sheet composition toward higher yielding commercial loans.

Tax equivalent interest income decreased by $461 thousand, or 2.6%, from $18.0 million for the three months ended June 30, 2015, to $17.5 million for the three months ended June 30, 2016 primarily due to a decrease in the average balance of investment securities and the continued decline in the average balances of the Company’s consumer portfolio. The average balance of investment securities decreased by $73.7 million, or 19.9%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and the average yield on investment securities decreased by 23 basis points during the same time period, which resulted in a decrease in interest income on investment securities of $627 thousand. Significant pressure on loan yields continued through the second quarter of 2016 due to the competitive lending environment and the Bank’s strategic decision to maintain a very selective approach to new loan relationships. Interest income on loans increased by $215 thousand for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  This was due primarily to an increase in interest income of $856 thousand due to growth in the Company’s commercial portfolio and an increase in loan fees. This increase was partially offset by a decrease of $641 thousand in interest income on consumer loans as a result of the decline in the Company’s consumer loan portfolio.

Interest expense increased by $208 thousand for the three months ended June 30, 2016, as compared to the corresponding period in 2015. Interest expense on interest-bearing deposits increased by $119 thousand for the three months ended June 30, 2016, as compared to the corresponding period in 2015, mainly due to an increase in the average rate of interest bearing deposits of seven basis points during this time period.  This was partially offset by a decline in the average balances of interest-bearing deposits of $121.4 million. The declines in the average balances of interest-bearing demand deposits and time deposits reflect the impact of the branch sales completed in 2015 as well as a managed reduction in higher rate deposit balances.  Additionally, interest expense on total borrowings increased by $89 thousand for the three months ended June 30, 2016, as compared to the corresponding period in 2015. The average borrowings increased by $2.7 million, or 1.5%, for the three months ended June 30, 2016 to $184.9 million, from $182.1 million for the quarter ended June 30, 2015, due to an increase in the average FHLBNY balance of $3.1 million. In addition, interest expense on junior subordinated debentures increased by $83 thousand from the three months ended June 30, 2015 as compared to the three months ended June 30, 2016 due to increased interest rates.

The interest rate spread and net interest margin for the three months ended June 30, 2016 were 2.80% and 2.98%, respectively, compared to 2.62% and 2.79%, respectively, for the corresponding period in 2015. The increase in net interest margin is due primarily to the increase in the average yield on interest-earning assets of 28 basis points, partially offset by an increase in the cost of interest-bearing liabilities of 10 basis points. Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the three months ended June 30, 2016 and 2015. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable (1), (2)
Commercial	$1,197,368	$12,141	4.06%	$1,095,202	$11,285	4.12%
Home equity and other	136,330	1,431	4.20	163,820	1,723	4.21
Residential real estate	240,884	2,094	3.48	271,585	2,443	3.60
Total loans receivable	1,574,582	15,666	3.88	1,530,607	15,451	4.04
Investment securities (3)	296,811	1,673	2.25	370,469	2,300	2.48
Interest-earning bank balances	125,856	159	0.51	329,218	208	0.25
Total interest-earning assets	1,997,249	17,498	3.50	2,230,294	17,959	3.22

Total non-interest-earning assets	182,151			189,228
Total assets	$2,179,400			$2,419,522
Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposit	$700,857	382	0.22%	$793,954	$345	0.17%
Savings deposits	239,079	192	0.32	222,372	108	0.19
Time deposits	373,716	882	0.94	418,703	884	0.84
Total interest-bearing deposit accounts	1,313,652	1,456	0.44	1,435,029	1,337	0.37
Short-term borrowings:
Repurchase agreements with customers	—	—	—	29	—	—
Long-term borrowings:
FHLBNY Advances	85,529	430	2.01	82,416	418	2.03
Obligations under capital lease	6,543	112	6.85	6,916	118	6.82
Junior subordinated debentures	92,786	628	2.71	92,786	545	2.35
Total borrowings	184,858	1,170	2.53	182,147	1,081	2.37
Total interest-bearing liabilities	1,498,510	2,626	0.70	1,617,176	2,418	0.60
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	393,922			521,563
Other liabilities	24,451			28,392
Total non-interest-bearing liabilities	418,373			549,955
Total liabilities	1,916,883			2,167,131

Shareholders' equity	262,517			252,391
Total liabilities and shareholders' equity	$2,179,400			$2,419,522
Net interest income		$14,872			$15,541
Interest rate spread (4)			2.80%			2.62%
Net interest margin (5)			2.98%			2.79%
Ratio of average interest-earning assets to average interest-bearing liabilities			133%			138%

(1)	Average balances include non-accrual loans and loans held-for-sale
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)

Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustment for the three months ended June 30, 2016 and 2015 was $0 and $164 thousand, respectively.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended June 30, 2016 vs. 2015
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial	$1,023	$(167)	$856
Home equity and other	(302)	10	(292)
Residential real estate	(270)	(79)	(349)
Total loans receivable	451	(236)	215
Investment securities	(428)	(199)	(627)
Interest-earning deposits with banks	(177)	128	(49)
Total interest-earning assets	(154)	(307)	(461)
Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(46)	83	37
Savings deposits	8	76	84
Time deposits	(100)	98	(2)
Total interest-bearing deposit accounts	(138)	257	119
Long-term borrowings:
FHLBNY advances	16	(4)	12
Obligations under capital lease	(7)	1	(6)
Junior subordinated debentures	—	83	83
Total borrowings	9	80	89
Total interest-bearing liabilities	(129)	337	208
Net change in net interest income	$(25)	$(644)	$(669)

(1)

For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied the prior period rate) and (ii) changes in rate (changes in rate multiplied by the prior period average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.

Provision for Loan Losses. The Company recorded a negative provision for loan losses during the three months ended June 30, 2016 and June 30, 2015, of $1.7 million and $1.2 million, respectively.  The ratio of allowance for loan losses to gross loans held-for-investment was 1.02% at June 30, 2016, as compared to 1.29% at June 30, 2015, reflecting the improved risk profile of the Company’s loan portfolio.  Net charge-offs for the three months ended June 30, 2016 were $435 thousand as compared to net recovery of $633 thousand during the corresponding period in 2015. See “Financial Condition” above.

The provision recorded is the amount deemed appropriate by management based on the current risk profile of the portfolio to absorb losses existing at the balance sheet date. At least monthly, management performs an analysis to identify the inherent risk of loss in the Company’s loan portfolio. This analysis includes a qualitative evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, delinquencies, and other factors. The primary driver of the provision reduction in the three months ended June 30, 2016 was a change in the loss horizon assumptions in the Company’s allowance model from three years to two years based upon an updated analysis completed by the Company over its recent loss experience. Additionally, management updates the migration analysis and historic loss and recovery experience on a quarterly basis.  As the charge-off levels continue to decline, the loss severity in the Company’s allowance for loan losses calculation has declined accordingly, thereby resulting in provision reductions.

Non-Interest Income. Non-interest income decreased by $1.1 million to $3.8 million for the three months ended June 30, 2016, as compared to $4.9 million for the corresponding period in 2015. This decrease was primarily attributable to $1.2 million of gains recognized on the sale of loans during the quarter ended June 30, 2015, and a $231 thousand reduction in deposit service charges and fees from the three months ended June 30, 2015 to the three months ended June 30, 2016 reflecting the completion of branch sales in 2015.  These decreases were partially offset by a gain on the sale of investment securities of $426 thousand, of which $387 thousand relates to the sale of Class B Visa stock recorded during the three months ended June 30, 2016.

Non-Interest Expense. Non-interest expense decreased by $1.3 million to $17.1 million for the three months ended June 30, 2016 as compared to $18.4 million for the corresponding period in 2015. This decrease was primarily due to decreases in occupancy expense of $890 thousand, insurance expense of $538 thousand, equipment expense of $432 thousand and data processing expense of $229 thousand.  These declines were partially offset by increases in other expense of $434 thousand and salaries and employee benefits expense of $213 thousand.  The decrease in occupancy, equipment and data processing expense was mainly a result of a decrease in branch locations during 2015, while the reduction in insurance expense was attributed to a reduction in the Bank’s FDIC assessment rate in 2016.  The increase in other expense was due primarily to recourse reserves recorded on loans previously sold to the Small Business Administration.

Income Tax Expense. Income tax expense increased by $15 thousand for the three months ended June 30, 2016 from $284 thousand for the three months ended June 30, 2015. The tax expense in the second quarter of 2016 relates primarily to the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets which was first recorded in the first quarter of 2013. The income tax expense will decline as individual intangible assets are fully amortized for tax purposes. As the Company remained in a cumulative loss position at June 30, 2016, a full deferred tax valuation allowance is still considered appropriate. The deferred tax asset balance and the related valuation allowance will decrease as the Company generates net income.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

Overview. The Company’s net income available to shareholders for the six months ended June 30, 2016 was $3.8 million, or $0.20 per diluted share, compared to net income of $5.6 million, or $0.30 per diluted share, for the corresponding period in 2015. The Company’s results in 2016 continue to reflect the impact of its expense management and branch rationalization strategies. During the six months ended June 30, 2016 and 2015, the Company recorded a negative loan loss provision of $1.7 million and $1.2 million, respectively.

Net Interest Income.  Net interest income, on a tax-equivalent basis, decreased by $1.5 million to $29.4 million for the six months ended June 30, 2016, from $30.9 million for the same period in 2015.

Tax equivalent interest income decreased by $1.4 million, or 3.8%, from $35.8 million for the six months ended June 30, 2015, to $34.4 million for the six months ended June 30, 2016.  Average loans receivable increased by $35.2 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 and the yield on total loans decreased by seven basis points during the same time period which resulted in an increase in interest income on loans of $149 thousand.  Interest income from investments decreased by $1.3 million primarily due to a decrease in average investment balances of $85.5 million from the six months ended June 30, 2015.

Interest expense increased by $188 thousand, or 3.8%, for the six months ended June 30, 2016, as compared to the same period in 2015.  The increase was primarily due to an increase in interest-bearing liabilities, primarily reflecting increases in interest-bearing FHLB Advances.

The interest rate spread and net interest margin for the for the six months ended June 30, 2016 were 2.77% and 2.94% respectively, compared to 2.52% and 2.68%, respectively, for the same period in 2015.

Table 4 provides detail regarding the Company’s average daily balances with corresponding interest income (on a tax-equivalent basis) and interest expense as well as yield and cost information for the six months ended June 30, 2016 and 2015.  Average balances are derived from daily balances.

Table 4: Average Balance Sheets

SUN BANCORP, INC. AND SUBSIDIARIES

AVERAGE BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable (1), (2)
Commercial	$1,178,645	$23,570	4.00%	$1,073,526	$22,089	4.12%
Home equity and other	139,074	2,928	4.21	175,339	3,617	4.13
Residential real estate	244,168	4,199	3.44	277,856	4,842	3.49
Total loans receivable	1,561,887	30,697	3.93	1,526,721	30,548	4.00
Investment securities (3)	295,963	3,390	2.29	381,494	4,729	2.48
Interest-earning bank balances	136,965	345	0.50	401,702	505	0.25
Total interest-earning assets	1,994,815	34,432	3.45	2,309,917	35,782	3.10

Total non-interest-earning assets	182,792			199,460
Total assets	$2,177,607			$2,509,377
Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposit	$706,214	$741	0.21%	$844,124	$751	0.18%
Savings deposits	234,102	361	0.31	230,865	235	0.20
Time deposits	362,744	1,646	0.91	443,238	1,857	0.84
Total interest-bearing deposit accounts	1,303,060	2,748	0.42	1,518,227	2,843	0.37
Short-term borrowings:
Repurchase agreements with customers	—	—	—	101	—	—
Long-term borrowings:
FHLBNY Advances	85,553	860	2.01	71,647	728	2.03
Obligations under capital lease	6,592	226	6.86	6,955	238	6.84
Junior subordinated debentures	92,786	1,240	2.67	92,786	1,077	2.32
Total borrowings	184,931	2,326	2.52	171,489	2,043	2.38
Total interest-bearing liabilities	1,487,991	5,074	0.68	1,689,716	4,886	0.58
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	405,630			540,572
Other liabilities	23,042			27,902
Total non-interest-bearing liabilities	428,672			568,474
Total liabilities	1,916,663			2,258,190

Shareholders' equity	260,944			251,187
Total liabilities and shareholders' equity	$2,177,607			$2,509,377
Net interest income		$29,358			$30,896
Interest rate spread (4)			2.77%			2.52%
Net interest margin (5)			2.94%			2.68%
Ratio of average interest-earning assets to average interest-bearing liabilities			134%			137%

(1)	Average balances include non-accrual loans and loans held-for-sale
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)

Interest earned on non-taxable investment securities is shown on a tax-equivalent basis assuming a 35% marginal federal tax rate for all periods. The fully taxable equivalent adjustments for the six months ended June 30, 2016 and 2015 were $0 and $164 thousand, respectively.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as percentage of average interest-earning assets

Table 3: Rate/Volume(1)

	For the Six Months Ended June 30, 2016 vs. 2015
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial	$2,129	$(648)	$1,481
Home equity and other	(758)	69	(689)
Residential real estate	(575)	(68)	(643)
Total loans receivable	796	(647)	149
Investment securities	(998)	(341)	(1,339)
Interest-earning deposits with banks	(462)	302	(160)
Total interest-earning assets	(664)	(686)	(1,350)
Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(130)	120	(10)
Savings deposits	3	123	126
Time deposits	(356)	145	(211)
Total interest-bearing deposit accounts	(483)	388	(95)
Long-term borrowings:
FHLBNY advances	139	(7)	132
Obligations under capital lease	(13)	1	(12)
Junior subordinated debentures	—	163	163
Total borrowings	126	157	283
Total interest-bearing liabilities	(357)	545	188
Net change in net interest income	$(307)	$(1,231)	$(1,538)

(1)

For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied the prior period rate) and (ii) changes in rate (changes in rate multiplied by the prior period average volume). The combined effect of changes in both volume and rate has been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change in each.

Provision for Loan Losses. The Company recorded a negative provision for loan losses of $1.7 million during the six months ended June 30, 2016, as compared to a negative provision for loan losses of $1.2 million for the same period in 2015.  The ratio of allowance for loan losses to gross loans held-for-investment was 1.02% at June 30, 2016, as compared to 1.29% at June 30, 2015, reflecting the improved risk profile of the Company’s loan portfolio.  Net charge-offs for the six months ended June 30, 2016 were $491 thousand as compared to net charge-offs of $1.7 million during the corresponding period in 2015. See “Financial Condition” above.

The provision recorded is the amount deemed appropriate by management based on the current risk profile of the portfolio to absorb losses existing at the balance sheet date. At least monthly, management performs an analysis to identify the inherent risk of loss in the Company’s loan portfolio. This analysis includes a qualitative evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, delinquencies, and other factors. Additionally, management updates the migration analysis and historic loss and recovery experience on a quarterly basis.  As the charge-off levels continue to decline, the loss severity in the Company’s allowance for loan losses calculation has declined accordingly, thereby resulting in provision reductions.

Non-Interest Income. Non-interest income decreased by $11.0 million to $6.9 million for the six months ended June 30, 2016, as compared to $18.0 million for the corresponding period in 2015. This decrease was primarily attributable to $9.2 million of gains recognized on the sale of seven branch locations to Sturdy Savings Bank during the quarter ended March 31, 2015, as well as a $424 thousand reduction in deposit service charges and fees and a $212 thousand decrease in investment product income in the six months ended June 30, 2016. The decline in deposit service charges and fees is due primarily to declining transaction volume resulting from the reduced branch count. The reduced investment product income resulted from reduced transaction volume.  These decreases were partially offset by a gain on the sale of investment securities of $426 thousand, of which $387 thousand relates to the sale of Class B Visa shares recorded during the six months ended June 30, 2016.

Non-Interest Expense. Non-interest expense decreased by $10.0 million to $33.6 million for the six months ended June 30, 2016 as compared to $43.6 million for the corresponding period in 2015. This decrease was primarily due to decreases in occupancy expense of $3.5 million, equipment expense of $2.9 million, salaries and employee benefits expense of $1.3 million, and problem loan costs of $804 thousand.  The decrease in occupancy and equipment expense was mainly attributed to the sale of eight branch locations and the closure of nine other branch locations during 2015. The reduction in salaries and employee benefits expense is attributed to the branch sales and closures, as well as a general reduction in headcount over 2015. The decline in problem loan costs was driven by a reduction in legal expense associated with the monitoring and management of distressed loans, as well as costs associated with distressed loan sales. In addition, insurance expense decreased by $1.0 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to a reduction in the Bank’s FDIC assessment rate in 2016.

Income Tax Expense. Income tax expense increased by $30 thousand for the six months ended June 30, 2016 from $568 thousand for the six months ended June 30, 2015. The tax expense in the first quarter of 2016 relates primarily to the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets which was first recorded in the first quarter of 2013. The income tax expense will decline as individual intangible assets are fully amortized for tax purposes. As the Company remained in a cumulative loss position at June 30, 2016, a full deferred tax valuation allowance is still considered appropriate. The deferred tax asset balance and the related valuation allowance will decrease as the Company generates net income.

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

Core deposits, which exclude all certificates of deposit, decreased by $73.4 million to $1.33 billion, or 77.9% of total deposits, at June 30, 2016, as compared to $1.41 billion, or 80.6% of total deposits, at December 31, 2015.  This decrease occurred due to managed higher rate deposit reductions. The Company has additional secured borrowing capacity with the Federal Reserve Bank of approximately $90.7 million, of which none was utilized as of June 30, 2016, and the FHLBNY of approximately $204.6 million, of which $85.5 million was utilized as of June 30, 2016. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $35.0 million, of which none were utilized as of June 30, 2016. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of June 30, 2016, the Company had a par value of $229.4 million and $128.6 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company’s primary uses of funds are loan originations, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the twelve months ended June 30, 2017 totaled $252.7 million, or approximately 66.7% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs. At June 30, 2016, the Company had $140.9 million of cash held at the FRB, as compared to $182.2 million at December 31, 2015. The significant reduction in excess liquidity reflects the Company’s efforts to strategically deploy its excess liquidity, which the Company expects to continue into 2016.

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

At June 30, 2016, the Bank exceeded all regulatory capital requirements, including the Conservation Buffer of 0.625%. The Bank’s Total risk-based capital ratio, Tier 1 common equity capital risk-based capital ratio, Tier 1 risk-based capital ratio and leverage capital ratio were 19.14%, 18.09%, 18.09% and 13.32%, respectively. The Company’s Total risk-based capital ratio, Tier 1 common equity capital risk-based capital ratio, Tier 1 risk-based capital ratio and leverage capital ratio were 21.03%, 13.95%, 17.87% and 13.19%, respectively.

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

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of June 30, 2016:

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes (1)		To Be Well Capitalized Under Prompt Corrective Action Provision(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$332,467	21.04%	$126,442	8.00%	N/A
Sun National Bank	301,059	19.09	126,176	8.00	$157,720	10.00%
Tier 1 common equity capital (to risk- weighted assets):
Sun Bancorp, Inc.	225,946	14.30	71,124	4.50	N/A
Sun National Bank	284,539	18.04	70,974	4.50	102,518	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	282,436	17.87	94,832	6.00	N/A
Sun National Bank	284,539	18.04	94,632	6.00	126,176	8.00
Leverage capital:
Sun Bancorp, Inc.	282,436	13.19	85,650	4.00	N/A
Sun National Bank	284,539	13.31	85,519	4.00	106,899	5.00

(1)	The June 30, 2016 ratios for capital adequacy purposes exclude the 0.625% Conservation Buffer.
(2)	Not applicable for bank holding companies.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as

Tier 2, or supplementary capital of the Company.  At June 30, 2016, $56.5 million of a total of $90.0 million in capital securities qualified as Tier 1 with $33.5 million qualifying as Tier 2.

Dividend Restrictions

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company, in addition to seeking prior FRB approval as described above under “Liquidity and Capital Resources.” All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained net income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to the Bank’s history of losses, any proposed dividends from the Bank to the Company will be subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under FDICIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. The Bank did not seek OCC approval to pay a dividend the first six months of 2016.

Volcker Rule

On December 10, 2013, the FRB, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in Section 619 of the Dodd-Frank Act. The Dodd-Frank Act provided that banks and bank holding companies were required to conform their activities and investments by July 21, 2014, however, the FRB has extended the conformance period until July 21, 2017.

On January 14, 2014, the five federal agencies, including the FRB and OCC, approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At June 30, 2016, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $6.5 million. This pool was included in the list of non-exclusive issuers that meet the requirements of the interim final rule released by the agencies and therefore was not required to be sold by the Company.

At June 30, 2016, the Bank had no collateralized loan obligation securities which are not compliant with the provisions of the Volcker Rule.

At June 30, 2016, the Bank had one non-rated single issuer security with an amortized cost of $3.2 million and an estimated fair value of $3.0 million. This security is not subject to the provisions of the Volcker Rule.

See Note 13 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at June 30, 2016 was $8.7 million and the portion of the exposure not covered by collateral was approximately $151 thousand. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at June 30, 2016 and December 31, 2015 was $630 thousand and $628 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

The Company maintains reserves for residential mortgage loans and small business loans sold with recourse to third-party purchasers which are reported in other liabilities in the unaudited condensed consolidated statements of financial condition. The Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The recourse reserves for these loans were $1.5 million and $1.4 million at June 30, 2016 and December 31, 2015, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

At June 30, 2016, the Company’s gap analysis showed an asset sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $30.1 million representing a positive one-year gap ratio of 1.4%. This is a decrease from 14.3% at December 31, 2015 as the cumulative gap decreased from $316.1 million at December 31, 2015, reflecting the continued deployment of excess liquidity into long-term assets. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at June 30, 2016 shows a position that is asset sensitive and will benefit from a rise in interest rates. This position is lower than the position at December 31, 2015 for all scenarios as the Company has been deploying its excess cash. A large factor causing this asset sensitive position is the higher levels of cash on the Company’s balance sheet, which the Company intends to continue to strategically deploy the remainder of 2016. After this excess liquidity is deployed, the Company expects that its interest rate risk profile will be more neutral. The net income simulation results are impacted by higher cash levels, an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile as of June 30, 2016. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Instantaneous Change in Interest Rates (Basis Points)	Percentage Change in Net Interest Income Year 1
+300	13.8%
+200	9.3%
+100	4.7%
-100	(0.7)%

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

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended December 31, 2015 previously filed with the Securities and Exchange Commission, except as noted below.

The FASB’s recently adopted ASU 2016-13 will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

We are subject to various restrictions on our ability to continue to pay cash dividends to our shareholders and to accept capital distributions from the Bank.

In July 2016, our Board of Directors declared our first cash dividend in Company history, payable in September 2016. The dividend is a reflection of our recent trend of generating positive net income from operations. However, we are subject to certain regulatory restrictions on our ability to declare and pay dividends. In addition, our Board of Directors has resolved, among other things, not to declare or pay any cash dividends or take any cash dividends from the Bank without the prior approval of the FRB.   Any payment of future dividends will be at the discretion of our Board of Directors and will depend on our earnings, financial condition, capital requirements, level of indebtedness, regulatory restrictions, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our Board of Directors deems relevant.

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
Date: August 8, 2016
/s/ Thomas M. O’Brien
Thomas M. O’Brien
President and Chief Executive Officer
(Duly Authorized Representative)

Date: August 8, 2016
/s/ Thomas R. Brugger
Thomas R. Brugger
Executive Vice President and Chief Financial Officer
(Duly Authorized Representative)