Form 10-K
period 2016-12-31
SUN BANCORP INC /NJ/
filed 2017-03-10
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2016 was approximately $215.7 million.

As of March 7, 2017, there were 18,966,481 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2016. (Parts I and II)
2.	Portions of the Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders (Part III)

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

•	our ability to continue to pay dividends;
•	our ability to recapture the remaining benefits of our deferred tax asset; and
•	our success at managing the risks involved in the foregoing.

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

General

The Company, a New Jersey corporation, is a bank holding company founded in 1985 and is headquartered in Mount Laurel, New Jersey. The Company’s principal subsidiary is the Bank. At December 31, 2016, the Company had total assets of $2.26 billion, total liabilities of $1.94 billion and total shareholders’ equity of $319.7 million. The Company’s principal business is to serve as a holding company for the Bank. As a registered bank holding company, the Company is subject to the supervision and regulation of the FRB. As a national bank, the Bank is subject to the supervision and regulation of the OCC. At December 31, 2016, the Company had 322 full-time and 32 part-time employees. As of December 31, 2016, the Company had 35 locations primarily throughout New Jersey, 30 of which were branch offices. The Company also had one loan production office in New York.

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

Comprehensive Restructuring Plan including Branch Sale and Equity Raise

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

In connection with the restructuring plan, the Company announced a one-for-five reverse stock split with an effective date of August 11, 2014. The restructuring initiatives were designed to improve the Company’s historically weak performance in its credit, risk, operational and profitability metrics.

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

Market Area

The Company’s corporate headquarters is in Mount Laurel, New Jersey, which is located in close proximity to both the New Jersey Turnpike and Interstate 295, two major thoroughfares that provide convenient access to the NYC-NJ-Philadelphia metropolitan region.

The Company’s operations have a primary market area in the State of New Jersey with a presence in the five boroughs of  New York City and the Philadelphia, Pennsylvania market. The Company’s current deposit-gathering base and lending area is concentrated in the communities surrounding its offices in New Jersey. The Company is looking to expand further into central and northern New Jersey as well as the metropolitan New York City area as the high density in those markets presents more attractive business opportunities than southern New Jersey. The Company believes these markets are attractive and have strong growth potential based on key demographic and economic indicators. The State of New Jersey has among the highest median household incomes and personal incomes per capita in the nation. The Company’s markets are home to a diverse pool of businesses and industries, representing key opportunities for growth in business and commercial banking products and services. Related to the Company’s potential for consumer growth, New Jersey is one of the most densely populated states in the U.S., providing a deep consumer base as well. The Company’s market area is also home to many affluent suburbs, catering to commuters who live in New Jersey and work in New York or Philadelphia.

Lending Activities

General.  The principal lending activity of the Company is the origination of commercial real estate loans, commercial and industrial loans, multi-family residential loans and small business loans. Substantially all loans are originated in the Company’s primary market area. For more information about the Company’s lending activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loans” in the Company’s 2016 Annual Report to Shareholders, included herein as Exhibit 13.

During 2015, the Company focused on reducing its elevated problem loan levels as well as exiting certain higher risk credits. This occurred through both loan sales to professional investors and strategic exits from certain relationships. Loan production was slow in 2015 due to this initiative, the competitive lending environment, the Company maintaining a very selective approach to originating new loan relationships and the establishment of a new lending team.  Commercial loan production grew in 2016 as the Company shifted its focus to originating relationship based, high quality commercial loans. The Company has focused its efforts on further loan growth in 2017, especially in the central and northern parts of New Jersey as well as the metropolitan New York City area.

Many of the Company’s commercial business loans have a real estate component as part of the collateral securing the loan. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. At December 31, 2016, commercial loans secured by commercial real estate properties totaled $636.6 million of which $231.1 million, or 36.3%, were classified as owner occupied and $405.5 million, or 63.7%, were classified as non-owner occupied. These loans are diversified across multiple industries.

Commercial Real Estate Loans. A significant component of our lending activity consists of loans for the acquisition, refinance, improvement and construction of real property. The Company has a commercial real estate portfolio comprised of loans on apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. The Company’s underwriting guidelines generally require its commercial real estate loans to have loan-to-value ratios of no more than 75% and minimum debt service coverage ratios, defined as net operating income divided by debt service, of 1.2. In addition, the Company seeks to obtain personal guarantees from its borrowers whenever possible. The maturity of these loans is typically two to five years. The specific loan-to-value ratio and debt service coverage ratio varies depending on the type of collateral for each commercial real estate loan. From time to time, the Company will consider purchasing participations in commercial real estate loans, including multi-family loans. Commercial real estate loans comprised approximately 61% of the Company’s total gross loan portfolio at December 31, 2016.

Commercial and Industrial Loans. In addition to real estate secured loan products, the Company also originates commercial and industrial loans, including working capital lines of credit, inventory and accounts receivable lines, equipment loans and other commercial loans. The Company focuses on making commercial and industrial loans to small and medium-sized businesses in a wide variety of industries. The Company’s underwriting guidelines generally require that commercial and industrial loans be secured by all business assets, and in the case of owner occupied real estate, that such loans have a loan-to-value ratio of no more than 80%. The Company seeks to obtain personal guarantees from its borrowers whenever possible. Commercial and industrial loans comprised approximately 14% of the Company’s total loan portfolio at December 31, 2016.

Construction Loans. The Company’s construction loans are secured by residential and commercial properties located in its market area. The Company’s construction loans to home builders generally have floating interest rates, are typically for a term of up to 36 months and have a maximum loan to value ratio of 75%. Loans to builders are made on either a pre-sold or speculative (unsold) basis. The Company generally allows the borrower to extend the term of the loan if the project is not yet complete or, in the case of a speculative construction loan, if the borrower has not yet sold the property. To extend the maturity of the loan, the loan generally must be current and the Company will assess if the project is being adequately managed and the borrower’s ability to continue to keep the loan current. Construction loans to individuals who intend to occupy the completed dwelling may be converted to permanent financing after the construction phase is completed. Construction loans are disbursed as certain portions of the project are completed.  Construction loans comprised approximately 4% of the Company’s total loan portfolio at December 31, 2016.

Residential Real Estate Loans. The Company previously originated residential mortgages, including both conventional and jumbo loans, both for sale and for its portfolio. During 2014, the Bank shut down and exited its residential mortgage operations and ceased all origination and purchase activity for both its portfolio and for sale to the secondary market. The majority of these loans were for owner occupied single-family residences, a significant portion of which were originated with a forward commitment to sell the loan in the secondary market with servicing released.  The Company’s mortgage loans were sold with recourse in the event of default, generally within the first six months and sometimes beyond that if certain documentation deficiencies are identified, depending on the terms with the investor.  Residential real estate loans comprised approximately 13% of the Company’s total loan portfolio at December 31, 2016.

Home Equity Lines of Credit (“HELOC”). The Company previously originated home equity lines of credit, secured by first or second homes owned or being purchased by the loan applicant. HELOCs are consumer revolving lines of credit. The interest rates charged on such loans are fixed or floating and are generally related to the prime lending rate. HELOC loans, which are underwritten to reflect the borrower’s ability to pay the full principal and interest, may provide for interest only payments for the first three years with principal payments to begin in the fourth year. A home equity line was typically originated as a twenty-year note that allowed the borrower to draw upon the approved line of credit during the same period as the note. The Company generally permitted a loan-to-value ratio up to 80% of the appraised value, less any outstanding mortgage. HELOC loans expose the Company to the risk that falling collateral values may leave such loans inadequately secured especially in the current economic environment where residential real estate values have been negatively impacted. The Company ceased all HELOC origination activity in the second half of 2014. Home equity lines of credit comprised approximately 7% of the Company’s total loan portfolio at December 31, 2016.

Home Equity Term Loans. The Company previously originated home equity term loans secured by mortgage liens against the borrower’s primary, secondary or, to a lesser extent,  investment property. Home equity term loans are consumer loans. The interest rate charged on such loans was usually a fixed rate which was determined based on the Company’s cost of funds and market conditions. These loans typically required fixed payments of principal and interest and have an average term between five and fifteen years. The Company generally permitted a loan-to-value ratio of up to 80% of the appraised value, less any outstanding mortgages. Home equity term loans expose the Company to the risk that falling collateral values may leave such credits inadequately secured. The Company ceased all home equity term loan origination activity in the second half of 2014. Home equity term loans comprised approximately 1% of the Company’s total loan portfolio at December 31, 2016.

Loan Solicitation and Processing. Loan originations are derived from a number of sources such as loan officers, existing customers and borrowers and referrals from real estate professionals, accountants, attorneys, regional advisory boards and regional or money center banks.

Upon the receipt of a loan request, the prospective borrower’s financial condition is analyzed, and appropriate agency reports are obtained to verify the applicant’s creditworthiness. For the majority of real estate that will secure a loan, the Company obtains an appraisal or evaluation from an independent appraiser approved by the Company and licensed or certified by the state. After all required information is received and evaluated, a loan approval decision is made. Depending on the loan type, collateral and amount of the credit request, various levels of approval are required. The Company has a Loan Approval Matrix (LAM) which facilitates the timely approval of commercial loans in an environment that promotes responsible use of coordinated lending authority.  Depending on the loan size, either individual loan approval signatures are required or, for larger loan amounts, either approval of the Management Credit Committee (“MCC”) comprised of senior management or the approval of the MCC in addition to the Board Credit Committee of the Board of Directors is required for loans above an established threshold.

On an annual basis, the Chief Credit Officer presents for approval by the Board of Directors the recommended structure of the LAM and also recommends levels of lending authority within the matrix for individual loan and credit officers.

Loan Commitments. When a commercial loan is approved, the Company may issue a written commitment to the loan applicant. The loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral and the required insurance coverage. The loan commitment is valid for approximately 30 days. At December 31, 2016, the Company had $37.9 million of commercial loans that were approved but unfunded.

Credit Risk, Credit Administration and Loan Review. Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. The Company incurs credit risk whenever it extends credit to, or enters into other transactions with customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business and risk specific to individual borrowers. The Credit Risk Division is responsible for the overall management of the Company’s credit risk and the development, application and enforcement of uniform credit policies and procedures, the principal purpose of which is to minimize such risk. Loan review and other loan monitoring practices provide a means for the Company’s management to ascertain whether proper credit, underwriting (new, extensions and renewals) and loan documentation policies, procedures and practices are being followed by the Company’s loan officers and are being applied uniformly. During 2015, the Company’s loan review function was outsourced to a third-party service provider. Loan reviews are conducted on a quarterly basis with a targeted annual coverage of 60% of the Company’s commercial loan portfolio.

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

Investment Activities

The investment policy of the Company is established by senior management and approved by the Board of Directors. It is based on asset and liability management goals which are designed to provide a portfolio of high quality investments that optimize interest income within acceptable limits of safety and liquidity. The Company’s investments consist primarily of federal funds, securities issued or guaranteed by the United States Government or its agencies, mortgage-backed securities, states and political subdivisions, collateralized loan obligations and trust preferred securities. For more information about the Company’s  investment securities portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investment Securities” in the 2016 Annual Report to Shareholders, included herein as Exhibit 13.

Sources of Funds

General. Deposits are the primary source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the repayment, maturities and sales of loans, maturities or calls of investment securities, as well as a variety of wholesale funding sources. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposits. Consumer and commercial deposits, as well as deposits from governmental entities are attracted principally from within the Company’s primary market area through the offering of a broad selection of deposit instruments including checking accounts, savings accounts, money market accounts, time deposit certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity and executes a rate strategy it deems appropriate. The Company participates in the Certificate of Deposit Account Registry Service (CDARS®) program, which enables our local customers to obtain expanded FDIC insurance coverage on their deposits. The Company may also obtain funding through the CDARS® program and other brokered deposits. For more information about the Company’s deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Deposits” in the 2016 Annual Report to Shareholders, included herein as Exhibit 13.

Borrowings. The Company may obtain advances from the Federal Home Loan Bank of New York (“FHLBNY”) to supplement its funding requirements. Such advances must be secured by a pledge of a portion of the Company’s assets which may include securities, first mortgage loans and other collateral acceptable to the FHLBNY. The Company, if the need arises, may also access the FRB discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2016, the Company had additional secured borrowing capacity with the FRB of approximately $88.7 million, of which none was utilized, and the FHLBNY of approximately $128.6 million, of which $85.4 million was utilized. As of December 31, 2016, the Company had $217.2 million in loans and $64.5 million in securities pledged as collateral on secured borrowings. The Company had additional unsecured borrowing capacity through lines of credit with other financial institutions of approximately $25.0 million at December 31, 2016.

The Company, from time to time, may utilize overnight repurchase agreements with customers. The Company would obtain funds through overnight repurchase agreements with customers pursuant to which the Company sells U.S. Treasury notes or securities issued or guaranteed by one of the government sponsored enterprises to customers under an agreement to repurchase them, at par, on the next business day. At December 31, 2016, there were no outstanding securities under agreements to repurchase with customers. In addition, the Company may obtain funds through term repurchase agreements with the FHLBNY or large investment banks. At December 31, 2016, the Company had no outstanding repurchase agreements with the FHLBNY or any investment bank.

For more information about the Company’s borrowings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Borrowings” in the 2016 Annual Report to Shareholders, included herein as Exhibit 13.

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

Regulatory Enforcement Actions

Prior to 2016, the Bank was subject to the OCC Agreement, which imposed an individual capital requirement on the Bank and restricted the Bank’s ability to pay dividends, and imposed a variety of other operating restrictions and requirements.  In addition, the Company had been required to seek prior approval from the Federal Reserve Bank before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures, declaring or paying cash dividend or receiving dividends from the Bank, repurchasing outstanding stock or incurring indebtedness, among other individual restrictions and requirements.  The OCC terminated the OCC Agreement and the individual restrictions and requirements thereunder in January 2016,  Similarly, in October 2016, the Federal Reserve Bank terminated the individual restrictions and requirements placed on the Company.

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

Regulatory Capital Requirements. The FRB has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising bank holding companies, such as the Company, and in processing applications to it under the Bank Holding Company Act. The FRB’s capital adequacy guidelines are similar to those imposed on the Bank by the OCC. At December 31, 2016, the Company was in compliance with all applicable regulatory capital requirements. See Note 20 of the Notes to Consolidated Financial Statements included in the Company’s 2016 Annual Report to Shareholders, included herein as Exhibit 13. In addition, see “Capital Adequacy” below for further discussion of certain new capital requirements that apply to the Company and that went into effect on January 1, 2015.

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

Dividend Restrictions. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained net income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses.  Due to the Bank’s history of losses and retained deficit as of December 31, 2016, the Bank may not pay dividends; however, federal law permits the Bank to distribute cash or other assets to the Company through a reduction of capital, subject to approval by the OCC.   At such time as the retained deficit is eliminated, any proposed dividends from the Bank to the Company would be subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient.    Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. During 2015, the Bank was subject to the OCC Agreement, which prohibited the Bank from paying any dividends if it was not in compliance with its approved capital plan or if the effect of the dividend would be to cause the Bank to not be in compliance and, in either event, not without prior OCC approval.  The Bank did not seek OCC approval to pay a dividend or other distribution as a reduction of capital in 2016.

Liquidity. The Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with OCC regulations.

Assessments. The OCC charges assessments to recover the cost of examining national banks and their affiliates. The Bank paid a total of $562 thousand in OCC assessments for the year ended December 31, 2016.

Branching. National banks may branch nationwide to the extent allowed by federal statute.

Legal Lending Limits. The National Bank Act imposes restrictions on the amount of loans that a national bank can lend to one borrower. Based upon these legal lending limits, the Bank’s total outstanding loans and extensions of credit to one borrower may not exceed 15% of the Bank’s capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral, as such term is defined in the applicable regulation.  At December 31, 2016, the Bank’s legal lending limit and internal lending limit to one borrower were $81.0 million and $43.0 million, respectively. Exceptions to the Bank’s internal lending limit may be permitted on a case by case basis with the approval of the Board of Directors. The Bank is in compliance with applicable loan to one borrower limitations. At December 31, 2016, the Bank’s largest aggregate amount of loans to one borrower totaled $37.7 million. The borrower has no affiliation with the Bank.

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

Section 22(h) of the FRA restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h) of the FRA, loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the Bank’s total capital and surplus. Further, under Section 22(h) of the FRA, loans to directors, executive officers, and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers. A loan from the Bank to an affiliate of one of the Company’s directors, Peter L. Galetto, had an outstanding balance of $424 thousand at December 31, 2016. Effective during 2015, the Bank is no longer issuing new loans to insiders.

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

In December 2015, the federal bank regulatory agencies released a statement entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “2015 CRE Statement”).  In the 2015 CRE Statement, the federal bank regulatory agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks and indicate that they will continue to pay special attention to commercial real estate lending activities and concentration going forward.

The Company has evaluated the CRE Guidance, the 2009 Policy Statement and the 2015 CRE Statement to determine its compliance and, as necessary, modified its risk management practices, underwriting guidelines and consumer protection standards. See “Lending Activities” for a discussion of the Company’s  loan product offerings and related underwriting standards and “Item 7 - Management’s Discussion and Analysis - Financial Condition - Loans” in the Company’s 2016 Annual Report to Shareholders included here as Exhibit 13 for information regarding the Company’s loan portfolio composition.

Privacy Standards and Cybersecurity. The Bank is subject to OCC regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.

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

Federal bank regulatory agencies, including the OCC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors.  These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.  In October 2016, the federal bank regulatory agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms.  These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more.

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

The FDIC annually establishes for the Deposit Insurance Fund (“DIF”) a designated reserve ratio (“DRR”) of estimated insured deposits. The FDIC has announced that the DRR will remain at 2.00% for 2017, which is the same ratio that has been in effect since January 1, 2011. The FDIC is authorized to change deposit insurance assessment rates as necessary, to maintain the DRR, without further notice-and-comment rulemaking, provided that: (i) no such adjustment can be greater than three basis points from one quarter to the next, (ii) adjustments cannot result in rates more than three basis points above or below the base rates and (iii) rates cannot be negative.

As a result of the failures of a number of banks and thrifts during the financial crisis, there was a significant increase in the loss provisions of the DIF. This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum DRR of 1.15%.  As a result, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within a period of eight years.

The Dodd-Frank Act subsequently increased the minimum DRR for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessment rates necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, such as the Bank, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets.  In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. On October 22, 2015, the FDIC issued a proposal to increase the reserve ratio for the DIF to the minimum level of 1.35% as required by the Dodd-Frank Act. The final rule was adopted on March 15, 2016 and imposed a quarterly surcharge on insured depository institutions with $10 billion or more in total consolidated assets.  These surcharges commenced in 2016 and are expected to continue for approximately eight quarters; however, if the reserve ratio for the DIF does not reach the required level by December 31, 2018, the FDIC would impose a shortfall assessment on March 31, 2019, which would be collected on June 30, 2019.  The Bank is not subject to the forgoing surcharges.

The Bank paid deposit insurance assessments of $1.0 million during the year ended December 31, 2016. The deposit insurance assessment rates are in addition to assessments that may be imposed by the Financing Corporation (“FICO”), a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of FICO bonds. FICO assessment rates for 2016 were $.0056 for each $100 of deposits. The Bank paid $108 thousand in FICO assessments in 2016.

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

Furthermore, the Final Capital Rules added a requirement for a minimum common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets (the “Conservation Buffer”), to be applied to the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the total capital ratio. The required minimum Conservation Buffer is being phased in incrementally between 2016 and 2019. If a bank’s or bank holding company’s Conservation Buffer is less than the required minimum and its net income for the four calendar quarters preceding the applicable calendar quarter, net of any capital distributions and associated tax effects not already reflected in net income (“Eligible Retained Income”), is negative, it would be prohibited from making capital distributions or certain discretionary cash bonus payments to executive officers. As a result, under the Final Capital Rules, should the Company fail to maintain the Conservation Buffer, it would be subject to limits on, and in the event it has  negative Eligible Retained Income for any four consecutive calendar quarters, the Company would be prohibited in, its ability to obtain capital distributions from the Bank.

The chart below sets forth the new regulatory capital levels, including the Conservation Buffer, during the applicable transition period:

	Regulatory Capital Levels
	January 1, 2016	January 1, 2017	January 1, 2018	January 1, 2019
Tier 1 common equity	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.625%	9.25%	9.875%	10.5%

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets (each as described above) under the Final Capital Rules became effective for the Bank and the Company on January 1, 2015. The required minimum Conservation Buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017, and will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

The OCC may, in addition, establish higher capital requirements than those set forth in its capital regulations when particular circumstances warrant. The OCC had previously imposed an individual capital requirement for the Bank that was terminated effective January 21, 2016. Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies.

At December 31, 2016, the Bank’s capital ratios exceeded all of the OCC’s regulatory capital requirements, including the Conservation Buffer. See Note 20 of the Notes to Consolidated Financial Statements included in the Company’s 2016 Annual Report to Shareholders, included herein as Exhibit 13.

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

To be deemed “well capitalized”, a national bank must maintain a Total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater and a Tier 1 leverage capital ratio of 5.0% or greater and not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2016, the Bank was within the required ratios for classification as “well capitalized.”

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

The Volcker Rule. On December 10, 2013, the FRB, the OCC, the FDIC, the Commodity Futures Trading Commission (“CFTC”) and the SEC issued final rules to implement the Volcker Rule contained in Section 619 of the Dodd-Frank Act. While the Dodd-Frank Act provided that banks and bank holding companies were required to conform their activities and investments to the requirements of the Volcker Rule by July 21, 2014, in connection with issuing the final Volcker Rule, the FRB extended the conformance period until July 21, 2015. The FRB is permitted, by rule or order, to extend the conformance period for one year at a time, for a total of not more than 3 years. The FRB further exercised its authority to extend the conformance period on two occasions, including issuing an order on July 7, 2016 and granting a final one-year extension in order to permit banks and bank holding companies until July 21, 2017 to conform to the requirements of the Volcker Rule. In addition, in December 2016, the FRB provided guidance allowing for additional extensions to the conformance period for certain illiquid funds.

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

On January 14, 2014, the five federal agencies, including the FRB and OCC, approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At December 31, 2016, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $6.7 million. This pool was included in the list of non-exclusive issuers that meet the requirements of the interim final rule released by the agencies and therefore was not required to be sold by the Company.

At December 31, 2016, the Company was in full compliance with the requirements of the Volcker Rule.

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

In addition, in May 2016, the regulations implementing the Bank Secrecy Act were amended to explicitly include risk-based procedures for conducting ongoing customer due diligence, to include understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile.  In addition, the banks must identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted).  The Bank must comply with these amendments and new requirements by May 11, 2018.

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

In July 2010, the federal bank regulatory agencies issued Guidance on Sound Incentive Compensation Policies that applies to all banking organizations supervised by the agencies.  Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward: (2) be compatible with effective controls and risk management; (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors.

Section 956 of the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity.  The federal bank regulatory agencies issued such proposed rules in April 2011 and issued a revised proposed rule in June 2016.  The revised proposed rule would apply to all banks, among other intuitions, with at least $1 billion in average total consolidated assets, for which it would go beyond the existing Guidance on Sound Incentive Compensation Policies to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight and (iv) establish minimum recordkeeping and (v) mandate disclosures to the appropriate federal bank regulatory agency.

Department of Labor Fiduciary Rules

The Company’s subsidiary, Properis Financial Solutions, LLC, which offers certain investment services and advice to the Company’s customers, may be impacted by final rules issued by the Department of Labor (the “DOL”) in April 2016, which are being phased into effect between June 2016 and January 2018.  However, in response to the President’s February 3, 2017 instruction to the DOL to reexamine the rule, on March 2, 2017, the DOL published a proposal in the Federal Register to delay implementation of the rule until June 9, 2017 while the DOL studies the rule and considers whether to revise or rescind it.  It is presently unknown when (if at all) the fiduciary rule will be implemented as well as what form it might ultimately take.  Accordingly, the impact of the rule on the Company and its customers depends on the outcome of the DOL’s reexamination of the rule and the future actions the DOL takes as a result.

Item 1A.	Risk Factors.

The following is a summary of the material risks related to our business and an investment in the Company’s securities.

Risks Related to Our Business

Challenges in increasing revenues and profits.

Net interest income is the primary source of income for us.  For the year ended December 31, 2016, net interest income of $60.6 million represented 81.9% of our total revenues.  Growth of our net interest income is highly dependent on increases in outstanding commercial loans.  If our anticipated loan production cannot be achieved due to the competitive nature of the market or pay downs are elevated, then net interest income will not increase. In addition, if the cost of funds is not properly managed in an increasing rate environment, net interest income could decline.

Non-interest income, which totaled $13.4 million in the year ended December 31, 2016, is a significant source of revenue for the Company and an important component of the Company’s results of operations. Increasing fee and service charge revenue could be challenging as a result of changing consumer behavior and the impact of changes in regulations. Key drivers of bank fees and service charges are the number of deposit accounts and related transaction activity. We may not be able to expand our market presence in our existing market areas or successfully enter new markets. If we cannot increase the number of our deposit customers, non-interest income will not improve.

A weak economy, low demand and competition for credit may impact our ability to successfully execute our growth plan and adversely affect our business, financial condition, results of operations, reputation and growth prospects. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.

Increases in nonperforming assets will have an adverse effect on our financial condition and results of operations.

Our nonperforming assets (which consist of nonaccrual loans, assets acquired through foreclosure and troubled debt restructurings), totaled $3.1 million at December 31, 2016 as compared to $3.4 million at December 31, 2015 and $15.7 million at December 31, 2014. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on financial condition and results of operations. There can be no assurance that the Company will not experience future increases in non-performing assets.

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

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits and our loans. In the normal course of our business, we collect, process, retain and transmit (by email and other electronic means) sensitive and confidential information regarding our customers, employees and others. We also outsource certain aspects of our data processing to certain third-party providers. In addition to confidential information regarding our customers, employees and others, we, and in some cases a third party, compile, process, transmit and store proprietary, non-public information concerning our business, operations, plans and strategies. As a result, our business and operations depend on the secure processing, storage and transmission of confidential and other information in our computer systems and networks and those of our third party service providers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security measures and business continuity programs, our facilities, computer systems, software and networks, and those of our third party service providers, may be vulnerable to external or internal security breaches, acts of vandalism, unauthorized access, misuse, computer viruses or other malicious code and cyber-attacks that could have a security impact. In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, clients or counterparties. While we regularly review security assessments that were conducted on our third party service providers that have access to sensitive and confidential information, there can be no assurance that their information security protocols are sufficient to withstand a cyber-attack or other security breach.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, nation states, and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly distributed denial of service attacks that are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.

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

Weakness in the economic and banking environments have posed significant challenges for us in the past and an economic downturn could adversely affect our financial condition and results of operations in the future.

Our results of operations and financial condition are affected by conditions in the capital markets and the economy in general.  Our financial performance is highly dependent upon the business environment in the markets where we operate and in the U.S. as a whole.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability, or increases in the cost, of credit and capital, changes in the rate of inflation, changes in interest rates, high unemployment, natural disasters, acts of war or terrorism, global economic conditions and geopolitical factors, or a combination of these or other factors. In the past, national, regional and local economic challenges have negatively impacted our financial condition. In particular, declines in the housing market, increases in unemployment and under-employment have negatively impacted the credit performance of loans and resulted in significant write-downs of asset values by financial institutions, including the Bank. While the economic environment has improved recently, a future downturn in the economy may further impact the Bank’s results of operations and financial condition. For example, an increase in unemployment, a decrease in real estate values or changes in interest rates, as well as other factors, such as a substantial decline in the stock market, could weaken the economies of the communities the Bank serves and expose us to the following risks in connection with these events:

•	Loan delinquencies could increase;
•	Problem assets and foreclosures could increase;
•	Demand for our products and services could decline;
•

Collateral for loans made by us, especially real estate, could decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans; and

•

Investments in mortgage-backed securities could decline in value as a result of the performance of the underlying loans or the diminution of the value of the underlying real estate collateral pressing the government sponsored agencies to honor its guarantees to principal and interest.

If these conditions or similar ones occur, we may experience continuing or increased adverse effects on our financial condition and results of operations.

As a result of the Dodd-Frank Act and recent rulemaking, we are now subject to more stringent capital requirements

The federal bank regulatory agencies adopted the Final Capital Rules, which amended the regulatory risk-based capital rules applicable to the Company and the Bank. The Final Capital Rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The Final Capital Rules, among other things, (i) established a new common equity Tier 1 capital ratio of 4.5% and (ii) increased the Tier 1 capital ratio to 6% (from 4%). In addition, the Final Capital Rules added a requirement to maintain a minimum Conservation Buffer of 2.5% above these new regulatory minimum capital ratios. Under the Final Capital Rules, an institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. The Final Capital Rules are described in more detail in “Supervision and Regulation” above. The failure to meet the established capital requirements could result in the federal bank regulatory agencies placing limitations or conditions on our activities or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends; issuing a directive to increase our capital; and terminating our FDIC deposit insurance.

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

In the fourth quarter of 2016, the Company partially reversed a valuation allowance against its deferred tax asset, increasing its fourth quarter net income by $53.7 million. The Company made this determination based upon a number of factors, including the Company’s completion of eight consecutive quarters of profitability, its demonstrated ability to meet or exceed budgets, its forecast of future profitability under multiple scenarios that support the partial utilization of NOLs prior to their expiration between 2017 through 2035 and improvements in credit risk management and credit quality measures that have resulted in reduced credit risk and improve management’s ability to forecast future credit losses, among others.  At December 31, 2016, the Company maintained a valuation allowance of $73.2 million against its gross deferred tax asset. The release of this remaining valuation allowance would have a positive impact on earnings and capital but is dependent on our continued ability to provide positive evidence of a return to sustained profitability. However, there is no assurance that we will be able to sustain our recent profitability, or accelerate it to the extent necessary to be able to utilize all of the NOLs we have generated, or that the conditions that led to our losses will not return. Our ability to generate sustained profitability in the amounts necessary to realize our deferred tax assets against future taxable income depends upon general economic and market conditions, interest rates, and our ability to meet our strategic plans. In addition, if we are unable to generate adequate sustained profitability, we may be required to record a new valuation allowance against some or all of our deferred tax assets, which would negatively impact our financial results. Accordingly, there can be no assurance as to when we will again be in a position to recapture the remaining benefits of our deferred tax asset.

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

In addition, we are subject to regulations regarding corporate governance and permissible business activities, acquisition and merger restrictions, limitations on intercompany transactions, capital adequacy requirements and requirements for anti-money laundering programs and other compliance matters.  In addition, in September 2016, the CFPB and OCC entered into a consent order with a large national bank alleging widespread improper sales practices, which prompted the federal bank regulatory agencies to conduct a horizontal review of sales practices throughout the banking industry. The elevated attention likely will result in continued additional regulatory scrutiny and regulation of incentive arrangements, which could adversely impact the delivery of services and increase compliance costs. As a result of the financial crisis which occurred in the banking and financial markets beginning in 2007, the overall bank regulatory climate is now marked by caution, conservatism and a renewed focus on compliance and risk management. Overall compliance with the applicable regulations increases our operating expenses, requires a significant amount of management’s attention and could be a competitive disadvantage with respect to nonregulated competitors.

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

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new

President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. In recent years, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

The market value of our securities portfolio may be impacted by the level of interest rates and the credit quality and strength of the underlying issuers.

If a decline in market value of a security is determined to be other-than-temporary, under accounting principles generally accepted in the United States of America, we are required to write these securities down to their estimated fair value through a charge to earnings. At December 31, 2016, we owned one non-rated single issuer trust preferred security classified as available for sale with an amortized cost of $3.2 million and estimated fair value of $3.2 million on which the cumulative other-than-temporary impairment is $1.2 million as of December 31, 2016. The Company did not recognize a credit related impairment loss on this security in 2016, 2015 or 2014. We perform an ongoing analysis of this security. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of this and other securities we own from time to time.

Our loan portfolio includes a substantial amount of commercial real estate and commercial and industrial loans. The credit risk related to these types of loans is greater than the risk related to residential loans.

Our commercial loan portfolio, which include commercial real estate loans, totaled $1.28 billion at December 31, 2016, comprising approximately 79% of our total gross loans held-for-investment. Commercial loans generally carry larger loan balances and involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans.

Furthermore, commercial real estate loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company suffers difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Loans secured by properties where repayment is dependent upon payment of rent by third party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. Our failure to adequately implement enhanced risk management policies, procedures and controls could result in an increased rate of delinquencies, increased losses from these portfolios and adversely affect our ability to increase our commercial real estate loan portfolio going forward. The collateral for our commercial loans that are secured by real estate are classified as 36% owner-occupied properties and 64% non-owner occupied properties.

Overall, our market has expanded within the State of New Jersey and in the State of New York. Likewise, our commercial lending activities have grown, especially in the central and more recently the northern parts of New Jersey. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values.  Commercial real estate prices, according to many U.S. commercial real estate indices, are currently above the 2007 peak levels that contributed to the financial crisis.  Accordingly, the federal bank regulatory agencies, as well as some market analysts, have expressed concerns about weaknesses in the current commercial real estate market.  A significant broad based deterioration in economic conditions throughout New Jersey and New York, including the real estate markets, could have a material adverse effect on the credit quality of our loan portfolios and, consequently, on our financial condition, results of operations and cash flows.

If we fail to provide an adequate allowance for loan losses, there could be a significant negative impact on our results of operations.

The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral for the loan. Based upon factors such as historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses. At December 31, 2016, our allowance for loan losses was approximately $15.5 million which represented approximately 0.97% of total loans held-for-investment and approximately 501% of nonperforming loans held-for-investment. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the federal bank regulatory agencies require us to increase our allowance for loan losses, our financial condition, results of operations and cash flows could be significantly and adversely affected. Although we attempt to mitigate the credit risks associated with our underwriting standards and collection procedures, these standards and procedures may not offer adequate protection against the risk of default, especially in periods of economic uncertainty and high unemployment. Given that the components of the allowance for loan losses are based partially on historical losses and on risk rating changes in response to recent events, required reserves may trail the emergence of any unforeseen deterioration in credit quality.

The FASB’s recently adopted ASU 2016-13 will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations. The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

Competition from other financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability and results of operations.

The market areas in which we operate are among the most highly competitive in the country. There is substantial competition in originating loans and in attracting and retaining deposits. The competition comes principally from other banks (both larger and smaller), savings institutions, credit unions, mortgage banking companies and the myriad of nonbanking competitors, such as full service brokerage firms, money market mutual funds, insurance companies and other institutional lenders. U.S. government involvement in banking and mortgage banking, through regulation and examination, a sustained low interest rate environment and rapidly evolving traditional and non-traditional competition in our marketplace, have combined to adversely impact current and projected operating results. The U.S. government’s intervention in the mortgage and credit markets has resulted in a narrowing of mortgage spreads, lower yields and accelerated mortgage prepayments. We have commercial real estate lending and business banking operations, and these business lines are also being aggressively pursued by a number of competitors, both large and small. In addition, in December 2016, the OCC announced that it would begin considering applications from financial technology companies to become special purpose national banks and requested comments about how it can foster responsible innovation in the chartering process while continuing to provide robust oversight.

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

Our success depends, in large part, on our ability to attract and retain skilled people. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets and years of industry experience. In addition, our future success depends in part on our ability to identify and develop talent to succeed existing management and other key personnel. The replacement of our management team or other key personnel likely would involve significant time and costs, and the loss of these employees could have a material adverse impact on our business.

Changes in interest rates may reduce our profits.

The most significant component of net income is net interest income, which accounted for 81% of our total revenue in 2016. Net interest income is the difference between the interest income generated on interest-earning assets, such as loans and investments, and the interest expense paid on the funds required to support interest-earning assets, namely deposits and borrowed funds. Interest income, which represents income from loans, investment securities and short-term investments is dependent on many factors including the volume of interest-earning assets, the level of interest rates, the interest rate sensitivity of the interest-earning assets and the levels of nonperforming loans. The cost of funds is a function of the amount and type of funds required to support the interest-earning assets, the rates paid to attract and retain deposits, rates paid on borrowed funds and the levels of non-interest bearing demand deposits.

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

Under the acquisition method of accounting for all business combinations, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill and identifiable intangible assets. At December 31, 2016, we had $38.2 million of goodwill on our balance sheet. Companies must evaluate goodwill for impairment at least annually.

Write-downs of the amount of any impairment are to be charged to the results of operations in the period in which the impairment is determined. No impairment was identified in 2016. There can be no assurance that future evaluations of goodwill will not result in determinations of impairments and write-downs which could have an adverse non-cash impact on our financial condition and results of operations.

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

Directors and executive officers and their affiliates own approximately 45% of the outstanding shares of common stock of the Company at December 31, 2016, excluding shares which may be acquired upon the exercise of stock options or upon the vesting of restricted stock units. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to our amended and restated certificate of incorporation.

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

We are subject to various restrictions on our ability to pay cash dividends to our shareholders and to receive capital distributions from the Bank.

In January 2017, our Board of Directors declared our third consecutive quarterly cash dividend, payable in March 2017. The dividend is a reflection of our recent trend of generating positive net income from operations. However, we are subject to certain regulatory restrictions on our ability to declare and pay dividends.  As a bank holding company, our ability to declare and pay dividends is dependent on certain federal regulatory considerations.  Further, the Bank is limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained net income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to the Bank’s history of losses, any proposed dividends from the Bank to the Company are subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient and until the Bank returns to recording overall retained earnings as opposed to the current retained deficit. In addition, federal law permits the Bank to distribute cash or other assets to the Company through a reduction of capital, subject to approval by the OCC. Under the FDICIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice.

Any payment of future dividends will be at the discretion of our Board of Directors and will depend on our earnings, financial condition, capital requirements, level of indebtedness, regulatory restrictions, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our Board of Directors deems relevant.  Accordingly, there can be no assurance that we will continue to pay dividends to our shareholders in the future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s operations are conducted out of its 35 offices. For additional information regarding our lease obligations, see Note 16 of Notes to Consolidated Financial Statements in Item 8 of “Financial Statements and Supplementary Data.”

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

The information contained under the captions “Common Stock Price Range and Dividends” and “Stock Performance” in the 2016 Annual Report to Shareholders, included herein as Exhibit 13 to this Report is incorporated herein by reference.

Item 6.	Selected Financial Data.

The information contained under the caption “Selected Financial Data” in the 2016 Annual Report to Shareholders  included herein as Exhibit 13 is incorporated herein by reference. The information contained herein is only a summary and you should read it in conjunction with our audited consolidated financial statements in Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Annual Report to Shareholders included herein as Exhibit 13 is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Gap Analysis” and “ - Net Interest Income Simulation” in the 2016 Annual Report to Shareholders included herein as Exhibit 13 is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements of Sun Bancorp, Inc. and the Summarized Quarterly Financial Data included in the notes thereto, which is included in the 2016 Annual Report to Shareholders, included herein as Exhibit 13 are incorporated herein by reference.

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

Management’s report on the Company’s internal control over financial reporting appears in the 2016 Annual Report to Shareholders, included herein as Exhibit 13.

2.	Attestation Report of Independent Public Accounting Firm.

The attestation report of Deloitte & Touche LLP on the Company’s internal control over financial reporting, as defined in Rule 15d-15e of the Exchange Act, appears in the 2016 Annual Report to Shareholders, included herein as Exhibit 13.

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

The information contained under the captions “Proposal I-Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2016 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1)	871,465	$22.37	910,599
Equity compensation plans not approved by shareholders	n/a	n/a	n/a
Total	871,465	$22.37	910,599

(1)	Plans approved by shareholders include the 2004 Stock Based-Incentive Plan, as amended and restated, the 2010 Stock-Based Incentive Plan and the 2015 Omnibus Stock Incentive Plan.
(2)

Amount includes 254,976 restricted stock units that have been granted, but not yet vested, and are therefore not included in shares outstanding. In addition, amount includes 44,606 shares issued and held in the Directors’ Deferred Compensation Plan which, although these shares are included as outstanding, will be issued without restriction upon retirement of the director.

(3)

Amount does not reflect the market value per share of 254,976 nonvested restricted stock units and 44,606 shares issued and held in the Director’s Deferred Compensation Plan which are included in column (a) herein.

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

Management’s Annual Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

	(2)	There are no financial statements schedules that are required to be included in Part II, Item 8.

(b)	The following exhibits are filed as part of this report:

	3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)

	3.2	Amended and Restated Bylaws of Sun Bancorp, Inc. (2)

	4.1	Common Security Specimen (3)

	10.1	Amended and Restated 2004 Stock-Based Incentive Plan (4)

	10.2	2010 Stock-Based Incentive Plan (5)

	10.3	2015 Omnibus Stock Incentive Plan (6)

	10.4	Employment Agreement dated March 31, 2014 by and among Sun Bancorp, Inc., Sun National Bank and Thomas M. O’Brien (7)

	10.5	Securities Purchases Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and WLR SBI AcquisitionCo, LLC (8)

10.6

Securities Purchase Agreement, dated as of July 7, 2010, between Sun Bancorp, Inc. and Bernard A. Brown, Sidney R. Brown, Jeffrey S. Brown, Anne E. Koons, the Four Bs, Interactive Logistics, LLC, National Distribution Centers, L.R. and National Freight, Inc. (8)

	10.7	Form of Securities Purchase Agreement with Other Investors (8)

	10.8	Change-in Control Continuity Agreement dated September 22, 2016 by and between Sun Bancorp, Inc. and Thomas R. Brugger

	10.9	Change-in Control Continuity Agreement dated September 22, 2016 by and between Sun Bancorp, Inc. and Michele B. Estep

	10.10	Change-in Control Continuity Agreement dated September 22, 2016 by and between Sun Bancorp, Inc. and Patricia M. Schaubeck

	10.11	Change-in Control Continuity Agreement dated September 22, 2016 by and between Sun Bancorp, Inc. and Anthony J. Morris

	10.12	Change-in Control Continuity Agreement dated September 22, 2016 by and between Sun Bancorp, Inc., and Nicos Katsoulis

	11	Computation regarding earnings (loss) per share (9)

	13	2016 Annual Report to Shareholders

	21	Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

*	Attached as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).
(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014 (File No. 0-20957).
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 7, 2014 (File No. 0-20957).
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (File No. 333-21903).
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on August 12, 2009 (File No. 333-161289).
(5)	Incorporated by reference to Appendix F to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders filed on September 28, 2010 (File No. 0-20957).
(6)	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on S-8 filed on May 26, 2015 (File No. 0-20957).
(7)	Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed on April 2, 2014. (File No. 0-20957).
(8)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.4 of the Company’s Current Report on Form 8-K filed on July 13, 2010. (File No. 0-20957).
(9)	Incorporated by reference to Note 19 of the Notes to Consolidated Financial Statements of the Company included in the 2016 Annual report to Shareholders included as Exhibit 13 hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 9, 2017.

SUN BANCORP, INC.

By:	/s/ Thomas M. O’Brien
Thomas M. O’Brien
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 9, 2017.

/s/ Thomas M. O’Brien	/s/ F. Clay Creasey.
Thomas M. O’Brien	F. Clay Creasey
President and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ Anthony R. Coscia	/s/ Peter Galetto, Jr.
Anthony R. Coscia	Peter Galetto, Jr.
Chairman	Director

/s/ Sidney R. Brown	/s/ Keith Stock
Sidney R. Brown	Keith Stock
Director	Director

/s/ Jeffrey S. Brown	/s/ William J. Marino
Jeffrey S. Brown	William J. Marino
Director	Director

/s/ Eli Kramer	/s/ Grace C. Torres
Eli Kramer	Grace C. Torres
Director	Director

/s/ Thomas R. Brugger	/s/ Neil Kalani
Thomas R. Brugger	Neil Kalani
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)