Form 10-Q
period 2017-03-31
SUN BANCORP INC /NJ/
filed 2017-05-10
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $5.00 Par Value – 19,059,719 Shares Outstanding at May 5, 2017

TABLE OF CONTENTS

		Page Number
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2017 and December 31, 2016	3
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016	5
	Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2017 and 2016	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54
Item 4.	Controls and Procedures	56
PART II – OTHER INFORMATION		57
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	57
Signatures		58
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
	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
	Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$20,737	$19,645
Interest earning bank balances	108,155	114,563
Cash and cash equivalents	128,892	134,208
Restricted cash	1,000	5,000
Investment securities available for sale (amortized cost of $303,154 and $300,028 at March 31, 2017 and December 31, 2016, respectively)	299,502	295,686
Investment securities held to maturity (estimated fair value of $250 at March 31, 2017 and December 31, 2016)	250	250
Loans receivable (net of allowance for loan losses of $15,716 and $15,541 at March 31, 2017 and December 31, 2016, respectively)	1,594,759	1,594,377
Restricted equity investments, at cost	15,806	15,791
Bank properties and equipment, net	29,432	30,148
Accrued interest receivable	5,240	5,122
Goodwill	38,188	38,188
Bank owned life insurance (BOLI)	83,593	83,109
Deferred taxes, net	50,590	51,573
Other assets	8,521	8,810
Total assets	$2,255,773	$2,262,262
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$1,733,989	$1,741,363
Advances from the Federal Home Loan Bank of New York (FHLBNY)	85,367	85,416
Obligations under capital lease	6,187	6,292
Junior subordinated debentures	92,786	92,786
Other liabilities	14,628	16,696
Total liabilities	1,932,957	1,942,553

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $5 par value, 40,000,000 shares authorized; 19,132,414 shares issued and 19,057,379 shares outstanding at March 31, 2017; 19,030,704 shares issued and 18,922,726 shares outstanding at December 31, 2016.	95,662	95,154
Additional paid-in capital	508,353	508,593
Retained deficit	(275,261)	(276,501)
Accumulated other comprehensive loss	(2,160)	(2,568)
Deferred compensation plan trust	(1,160)	(1,160)
Treasury stock at cost, 75,035 shares at March 31, 2017 and 107,978 shares at December 31, 2016.	(2,618)	(3,809)
Total shareholders' equity	322,816	319,709
Total liabilities and shareholders' equity	$2,255,773	$2,262,262

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,
	2017	2016
INTEREST INCOME:
Interest and fees on loans	$15,673	$15,031
Interest on taxable investment securities	1,785	1,680
Dividends on restricted equity investments	238	223
Total interest income	17,696	16,934
INTEREST EXPENSE:
Interest on deposits	1,686	1,292
Interest on funds borrowed	531	544
Interest on junior subordinated debentures	707	612
Total interest expense	2,924	2,448
Net interest income	14,772	14,486
PROVISION FOR LOAN LOSSES	—	—
Net interest income after provision for loan losses	14,772	14,486
NON-INTEREST INCOME:
Deposit service charges and fees	1,402	1,580
Interchange fees	467	484
Investment products income	284	377
BOLI income	484	508
Other income	794	215
Total non-interest income	3,431	3,164
NON-INTEREST EXPENSE:
Salaries and employee benefits	8,882	9,063
Occupancy expense	2,350	2,339
Equipment expense	1,157	1,090
Data processing expense	1,019	1,188
Professional fees	536	471
Insurance expense	395	788
Advertising expense	313	382
Problem loan expense	134	33
Other expense	1,276	1,170
Total non-interest expense	16,062	16,524
INCOME BEFORE INCOME TAXES	2,141	1,126
INCOME TAX EXPENSE	711	300
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,430	$826

Basic earnings per share	$0.08	$0.04
Diluted earnings per share	$0.07	$0.04

Weighted average shares - basic	18,986,015	18,739,739
Weighted average shares - diluted	19,107,226	18,837,699

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2017	2016
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,430	$826
Other Comprehensive Income, net of tax
Unrealized losses on securities:
Unrealized holding gain arising during period	410	1,014
Less: reclassification adjustment for gains included in net income	(2)	—
Other comprehensive income	408	1,014
COMPREHENSIVE INCOME	$1,838	$1,840

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
			Additional		Other	Deferred
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Treasury
	Stock	Stock	Capital	Deficit	Loss	Plan Trust	Stock	Total

BALANCE, December 31, 2016	$—	$95,154	$508,593	$(276,501)	$(2,568)	$(1,160)	$(3,809)	$319,709
Net income	—	—	—	1,430	—	—	—	1,430
Other comprehensive income	—	—	—	—	408	—	—	408
Exercise of stock options	—	—	(56)	—	—	—	114	58
Issuance of common stock	—	508	(904)	—	—	—	1,077	681
Stock-based compensation	—	—	720	—	—	—	—	720
Dividends paid to common shareholders	—	—	—	(190)	—	—	—	(190)
BALANCE, March 31, 2017	$—	$95,662	$508,353	$(275,261)	$(2,160)	$(1,160)	$(2,618)	$322,816

BALANCE, December 31, 2015	$—	$94,554	$510,659	$(337,542)	$(1,752)	$(1,122)	$(8,409)	$256,388
Net income	—	—	—	826	—	—	—	826
Other comprehensive income	—	—	—	—	1,014	—	—	1,014
Exercise of stock options	—	—	(4)	—	—	—	6	2
Issuance of common stock	—	241	(1,272)	—	—	—	1,705	674
Stock-based compensation	—	—	553	—	—	—	—	553
Dividends paid to common shareholders	—	—	—	—	—	—	—	—
BALANCE, March 31, 2016	$—	$94,795	$509,936	$(336,716)	$(738)	$(1,122)	$(6,698)	$319,709

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Three months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$1,430	$826
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in off-balance sheet reserves	243	(4)
Depreciation, amortization and accretion	845	1,421
Increase in cash surrender value of BOLI	(484)	(508)
Deferred income taxes	701	280
Stock-based compensation	720	553
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	(118)	(223)
Other assets	(150)	1,449
Other liabilities	(2,351)	(1,615)
Net cash provided by operating activities	836	2,179
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(18,042)	(10,023)
Net purchase of restricted equity securities	(15)	(45)
Proceeds from maturities, prepayments or calls of investment securities available-for-sale	9,843	11,806
Proceeds from the sale of investment securities available-for-sale	6,206	168
Change in restricted cash	4,000	—
Net increase in loans	(314)	(29,348)
Purchases of bank properties and equipment	(186)	(747)
Proceeds from sale of real estate owned	—	266
Net cash provided by (used in) investing activities	1,492	(27,923)
FINANCING ACTIVITIES
Net decrease in deposits	(7,358)	(42,189)
Cash dividends paid to stockholders	(190)	—
Repayments of advances from FHLBNY	(49)	(47)
Repayment of obligations under capital leases	(105)	(99)
Proceeds from exercise of stock options	58	2
Net cash used in financing activities	(7,644)	(42,333)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,316)	(68,077)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	134,208	204,315
CASH AND CASH EQUIVALENTS, END OF PERIOD	$128,892	$136,238
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,940	$2,458
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Trade date liability on purchase of investment securities	$1,169	$—

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

The Company’s principal business is to serve as a holding company for the Bank. Through the Bank, the Company provides commercial and consumer banking services. The Bank is in the business of attracting customer deposits through its Community Banking Centers and investing these funds, together with borrowed funds and cash from operations, in loans, primarily commercial real estate and multifamily residential loans, as well as mortgage-backed and investment securities. The principal business of Prosperis Financial Solutions is to offer mutual funds, securities brokerage, annuities and investment advisory services through the Bank’s Community Banking Centers. The principal business of 2020 Properties, L.L.C. and 4040 Properties, L.L.C. is to acquire and thereafter liquidate certain real estate and other assets in satisfaction of debts previously contracted by the Bank. The Company’s five capital trusts, Sun Capital Trust V (“Trust V”), Sun Capital Trust VI (“Trust VI”), Sun Capital Trust VII, Sun Statutory Trust VII and Sun Capital Trust VIII, collectively, the “Issuing Trusts,” are presented on a deconsolidated basis. The Issuing Trusts, consisting of four Delaware business trusts and one Connecticut business trust, hold junior subordinated debentures issued by the Company.

As of March 31, 2017, the Company had 35 locations primarily throughout New Jersey, including 30 branch offices. The Company also has headquarters, back office and loan production locations, including one loan production office located in New York.

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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. The results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment (“OTTI”) on investment securities, goodwill, and income taxes. Actual results may differ from these estimates under different assumptions or conditions.

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

Segment Information. As defined in accordance with FASB ASC 280, Segment Reporting, the Company has one reportable and operating segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and to manage interest rate and credit risk. In addition, the Company’s chief operating decision maker reviews the Company’s financial data on a consolidated basis when assessing financial performance. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

Cash and Cash Equivalents. Cash and cash equivalents includes cash and amounts due from banks, interest-earning bank balances and federal funds sold, all of which have original maturity dates of 90 days or less.

Restricted Cash. Restricted cash includes cash held as collateral against customer letters of credit held with another bank.

Investment Securities. The Company’s investment portfolio includes both held-to-maturity and available-for-sale securities. The purchase and sale of the Company’s investment securities are recorded based on trade date accounting.  At March 31, 2017 and December 31, 2016 the Company had $1.2 million and $0 of unsettled investment security purchase transactions, respectively. The following provides further information on the Company’s accounting for debt securities:

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

In accordance with FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets (FASB ASC 325-40), and FASB ASC 320, Investment – Debt and Equity Securities (FASB ASC 320), the Company evaluates its securities portfolio for OTTI throughout the year. Each investment, which has a fair value less than the book value, is reviewed on a quarterly basis by management. Management considers, at a minimum, whether the following factors exist that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining the Company’s intent is a review of capital adequacy, the interest rate risk profile and liquidity at the Company. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary. During the three months ended March 31, 2017 and 2016, it was determined there were no other-than-temporarily impaired investments. As a result, the Company did not record credit related OTTI charges through earnings during the three months ended March 31, 2017 and 2016.

Deferred Loan Fees. Loans fees on loans held-for-investment, net of certain direct loan origination costs, are deferred and the balance is amortized to income as a yield adjustment over the life of the loan using the interest method.

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

The provision for loan losses is based upon historical loan loss experience, a series of qualitative factors and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC 310, Receivables (“FASB ASC 310”). Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform. For the commercial loan portfolio, historic loss and recovery experience over a two-

year horizon, based on a rolling 28-quarter migration analysis, is taken into account for the quantitative factor component. For the non-commercial loan portfolio, the average loss history and recovery experience for a one-year period based on a rolling 12-quarter time period is utilized for the quantitative factor component. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss experience and qualitative factors. Included in these qualitative factors are:

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

Commercial loans, including commercial real estate loans, are placed on non-accrual status at the time the loan has been delinquent for 90 days unless the loan is well secured and in the process of collection, and are generally charged-off no later than 180 days after becoming delinquent unless the loan is well secured and in the process of collection, or other extenuating circumstances support collection. Residential real estate loans are typically placed on non-accrual status at the time the loan has been delinquent for 90 days, and are generally charged-off no later than 180 days after becoming delinquent. Other consumer loans are placed on non-accrual status at the time the loan has been delinquent for 90 days, and are typically charged-off 180 days after becoming delinquent. In all cases, loans must be placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Restricted Equity Securities. Certain securities are classified as restricted equity securities because ownership is restricted and there is not an established market for their resale.  These securities are carried at cost and are evaluated for impairment on a quarterly basis.

Bank Properties and Equipment. Land is carried at cost. Bank properties and equipment are stated at cost, less accumulated depreciation. Depreciation, which is recorded in equipment expense on the consolidated statements of operations, is computed by the straight-line method based on the estimated useful life of the asset, generally as follows:

Asset Type	Estimated Useful Life
Buildings	40 years
Leasehold improvements	Lesser of the useful life or the remaining lease term, including renewals, if applicable
Furniture, Fixtures and Equipment	Three to 10 years
Computer Software	Three years

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

If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. At December 31, 2016, the Company performed its annual goodwill impairment test, and step one of the analysis indicated that the Company’s fair value was greater than its carrying value; therefore, the Company’s goodwill was not impaired at December 31, 2016. Since that time, no event has occurred nor have circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The carrying amount of goodwill totaled $38.2 million at both March 31, 2017 and December 31, 2016.

Bank Owned Life Insurance (“BOLI”). The Company has purchased life insurance policies on certain key employees. These policies are recorded at their cash surrender value, or the amount that can be realized in accordance with FASB ASC 325-30, Investments in Insurance Contracts. At March 31, 2017, the Company had $28.7 million invested in a general account and $54.9 million in a separate account, for a total BOLI cash surrender value of $83.6 million. The BOLI separate account is invested in a mortgage-backed securities fund, which is managed by an independent investment firm. Pricing volatility of these underlying instruments may have an impact on investment income; however, the fluctuations would be partially mitigated by a stable value wrap agreement which is a component of the separate account. Income from these policies and changes in the cash surrender value are recorded in BOLI income in the unaudited condensed consolidated statements of operations.

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

In determining whether to establish or maintain a valuation allowance against a deferred tax asset, the Company reviews available evidence to determine whether it is more likely than not that all or a portion of the Company’s net deferred tax assets will be realized in future periods. Consideration is given to various positive and negative factors that could affect the realization of the net deferred tax assets. In making such a determination, the Company considers, among other things, future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, historical financial performance, the ability to carry back losses to recoup taxes previously paid, the length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Accumulated Other Comprehensive Income (Loss). The Company classifies items of accumulated comprehensive income (loss) by their nature and displays the details of other comprehensive income (loss) in the unaudited condensed consolidated statements of comprehensive income. Amounts categorized as comprehensive income (loss) represent net unrealized gains or losses on investment securities available-for-sale, net of tax and the non-credit portion of any OTTI loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income for the period. These reclassifications for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gains on securities available-for -sale during the period	$693	$(283)	$410	$1,715	$(701)	$1,014
Reclassification adjustment for net gains included in net income	(4)	2	(2)	—	—	—
Net unrealized gain on securities available-for-sale	$689	$(281)	$408	$1,715	$(701)	$1,014

Earnings Per Common Share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price of common shares sold during the period. Dilution is not considered when the Company is in a net loss position.

Recent Accounting Principles.

In March 2017, The FASB issued ASU 2017-08: Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  The amendments in this ASU shorted the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held a discount; the discount continues to be amortized to maturity.  The amendments in this ASU apply to all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date.  The amendments in this Update are effective for public business entities for fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of the adoption of this ASU on its financial statements.

In January 2017, The FASB issued ASU 2017-04: Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step two from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, or any interim goodwill impairment tests in fiscal years beginning after that December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its financial statements.

In November 2016, The FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustment should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of the adoption of this ASU on its financial statements.

In August 2016, the FASB issued ASU 2016-15: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU address the following eight specific cash flow issues with the objective of reducing the existing diversity in practice: (1) debt prepayments or debt extinguishment cost (cash outflow-financing), (2) settlement of debt instruments with coupon interest rates insignificant to the effective interest rate, Interest payment (cash outflow-operating), principal payment (cash outflow-financing), (3) contingent consideration payments made soon after business combination (cash outflow-investing), (4) proceeds from settlement of insurance claims (classification on basis of the nature of each loss), (5) proceeds from corporate/bank-owned life insurance, proceeds (cash inflow-investing), payments (cash outflow-investing/operating), (6) distribution received from equity method investees, cumulative earnings approach (cash inflow-investing), nature of distribution approach (cash inflow-operating/investing), (7) beneficial interest in securitization transactions, assets (noncash transaction), cash receipts from trade receivable (cash inflow-investing), (8) separately identifiable cash flows (classified based on source-financing/investing/operating).  The amendments in this ASU are effective for public business entities for the fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.   The Company is currently evaluating the impact of the adoption of this ASU on its financial statements.

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

In March 2016, the FASB issued ASU 2016-09: Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which applies to all entities that issue share-based payment awards to their employees. The amendments involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments are part of FASB's Simplification Initiative, the stated objective of which is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in ASU 2016-09 for public business entities are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period and if so elected, adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The implementation of this guidance effective January 1, 2017, did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

(3) Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees, and when appropriate, non-employees, in accordance with the fair value recognition provisions of FASB ASC 718, Compensation – Stock Compensation (“FASB ASC 718”). Under the fair value provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and it is recognized as expense over the appropriate vesting period using the straight-line method.

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

The Company’s stock-based incentive plan authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of (or share units with respect to) common stock (“Stock Awards”). The purpose of the Company’s stock-based incentive plan is to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees, directors, and consultants and to provide the Company and its subsidiaries and affiliates with a compensation plan providing incentives for future performance of services directly linked to the profitability of the Company’s businesses and increases in Company shareholder value. Under the Company’s stock-based incentive plan, Options expire ten years after the date of grant, unless terminated earlier under the Option’s terms. For both Options and Stock Awards, a committee of independent directors has the authority to determine the conditions upon which the Options or Stock Awards granted will vest.

In March 2015, the Board of Directors of the Company approved the Sun Bancorp, Inc. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”).  The purpose of the 2015 Plan is to give the Company a competitive advantage in attracting, retaining and motivating officers, employees, directors and consultants who will contribute toward the growth, profitability and success of the Company by providing stock-based incentives that offer an opportunity to participate in the Company’s future performance and to align the interests of such officers, employees, directors and/or consultants with those of the shareholders of the Company.

The 2015 Plan, which was approved by shareholders in May 2015, became effective in May 2015, at which time the Company ceased new grants under the 2014 Performance Equity Plan, the 2010 Plan, and the 2004 Plan (each as defined below and collectively, the “Prior Plans”). Any awards outstanding under the Prior Plans remain in full force and effect under such plans according to their respective terms. The 2015 Plan authorizes the issuance of 1,400,000 shares of common stock pursuant to awards that may be granted in the form of Options and Stock Awards. For the purpose of calculating the number of shares available for issuance under the 2015 Plan, each issued Option equals one share and each issued Stock Award equals two shares. Under the 2015 Plan, Options expire ten years after the date of grant, unless terminated earlier under the option terms. For both Options and Stock Awards, a Committee of independent directors has the authority to determine the conditions upon which the Options or Stock Awards granted will vest. At March 31, 2017, there were 123,739 Options and 285,541 Stock Awards granted under the 2015 Plan.

Activity in the Company’s stock option plans for the three months ended March 31, 2017 and March 31, 2016 was as follows:

Summary of Options Activity

		Weighted
	Number	Average	Number
	of	Exercise	of Options
	Options	Price	Exercisable
Outstanding as of January 1, 2017	571,883	$22.37	234,564
Granted	—	—	—
Exercised	(3,133)	18.41	—
Forfeited	(1,627)	19.46	—
Expired	(3,824)	26.15	—
Outstanding as of March 31, 2017	563,299	$22.46	288,366
Options vested or expected to vest(1)	417,637	$19.64	—

(1)	Includes vested Options and nonvested Options after the application of a forfeiture rate, which is based upon historical data.

		Weighted
	Number	Average	Number
	of	Exercise	of Options
	Options	Price	Exercisable
Outstanding as of January 1, 2016	509,097	$23.84	163,443
Granted	123,739	21.08	—
Exercised	(110)	16.80	—
Forfeited	(12,619)	26.19	—
Expired	—	—	—
Outstanding as of March 31, 2016	620,107	$23.24	—
Options vested or expected to vest(1)	464,458	$24.44	—

(1)	Includes vested Options and nonvested Options after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 6.9 years for Options outstanding and 5.5 years for Options exercisable as of March 31, 2017.

At March 31, 2017, the aggregate intrinsic value was $2.3 million for Options outstanding and $1.0 million for Options exercisable.

As of March 31, 2017, the Company has granted 123,739  Options pursuant to the 2015 Plan, zero of which were granted during the three months ended March 31, 2017. In accordance with FASB ASC 718, the fair value of the Options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of an Option is estimated using historical exercise behavior of employees at a particular level of management who were granted Options with a comparable term. The Options have historically been granted with a ten year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the Options granted during the three months ended March 31, 2017 and 2016 are as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Weighted average fair value of Options granted	$—	$5.90
Weighted average risk-free rate of return	—	1.29%
Weighted average expected option life in months	—	50
Weighted average expected volatility	—	33%
Expected dividends(1)	$—	$—

(1)	The fair value of future grants of Options will be impacted by the issuance of quarterly cash dividends.

A summary of the Company’s nonvested Stock Award activity during the three months ended March 31, 2017 and 2016 are presented in the following tables:

Summary of Nonvested Stock Award Activity

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value
Nonvested Stock Awards outstanding, January 1, 2017	254,976	$20.18
Issued	102,710	26.16
Vested	(13,013)	16.80
Forfeited	(940)	19.21
Nonvested Stock Awards outstanding, March 31, 2017	343,733	$21.85

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value
Nonvested Stock Awards outstanding, January 1, 2016	279,964	$18.42
Issued	48,158	15.17
Vested	(1,429)	16.80
Forfeited	(8,813)	14.61
Nonvested Stock Awards outstanding, March 31, 2016	317,880	$18.04

There were 102,710 shares of nonvested Stock Awards issued during the three months ended March 31, 2017 and 48,158 nonvested Stock Awards issued during the three months ended March 31, 2016. The value of these shares is based upon the closing price of the Company’s common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the nonvested Stock Awards issued.

Total compensation expense recognized related to Options and nonvested Stock Awards, including that for non-employee directors, during the three months ended March 31, 2017 and 2016 was $720 thousand and $553 thousand, respectively.  As of March 31, 2017, there was approximately $6.6 million of total unrecognized compensation cost related to Options and nonvested Stock Awards. The cost of the Options and Stock Awards is expected to be recognized over a weighted average period of 2.9 years and 2.7 years, respectively.

(4) Investment Securities

The amortized cost of investment securities and the approximate fair value at March 31, 2017 and December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
Available-for-sale:
U.S. Treasury securities	$3,500	$—	$(3)	$3,497
U.S. Government agency mortgage-backed securities	254,895	459	(2,496)	252,858
Trust preferred securities	12,024	—	(1,579)	10,445
Collateralized loan obligations	31,474	8	(16)	31,466
Other securities	1,261	—	(25)	1,236
Total available-for-sale	303,154	467	(4,119)	299,502
Held to maturity:
Other securities	250	—	—	250
Total held to maturity	250	—	—	250
Total investment securities	$303,404	$467	$(4,119)	$299,752

December 31, 2016
Available-for-sale:
U.S. Treasury securities	$2,498	$—	$—	$2,498
U.S. Government agency mortgage-backed securities	246,650	583	(2,575)	244,658
Trust preferred securities	12,023	—	(2,172)	9,851
Collateralized loan obligations	37,471	8	(160)	37,319
Other securities	1,386	—	(26)	1,360
Total available-for-sale	300,028	591	(4,933)	295,686
Held to maturity:
Other securities	250	—	—	250
Total held to maturity	250	—	—	250
Total investment securities	$300,278	$591	$(4,933)	$295,936

During the three months ended March 31, 2017, the Company sold two securities prior to maturity for gross proceeds of $206 thousand and gross realized gains of $4 thousand.  Additionally, the Bank called two securities with an aggregate par value of $6.0 million.  The following table provides the gross unrealized losses and estimated fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2017
U.S. Treasury securities	$3,497	$(3)	$—	$—	$3,497	$(3)
U.S. Government agency mortgage-backed securities	164,398	(2,061)	11,196	(435)	175,594	(2,496)
Trust preferred securities	—	—	10,445	(1,579)	10,445	(1,579)
Collateralized loan obligations	21,986	(2)	7,985	(14)	29,971	(16)
Other securities	975	(25)	—	—	975	(25)
Total	$190,856	$(2,091)	$29,626	$(2,028)	$220,482	$(4,119)

December 31, 2016
U.S. Government agency mortgage-backed securities	108,070	(1,683)	54,757	(892)	162,827	(2,575)
Trust preferred securities	—	—	9,851	(2,172)	9,851	(2,172)
Collateralized loan obligations	—	—	33,825	(160)	33,825	(160)
Other securities	975	(26)	—	—	975	(26)
Total	$109,045	$(1,709)	$98,433	$(3,224)	$207,478	$(4,933)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations applies, the guidance requires the Company to record an OTTI charge to earnings on debt securities for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations applies, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the unaudited condensed consolidated statements of financial condition. Application of this guidance resulted in no OTTI charges during the three months ended March 31, 2017 and 2016.

As of March 31, 2017, the Company’s cumulative OTTI balance was $1.2 million. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the three months ended March 31, 2017 and 2016.

U.S. Treasury Securities. At March 31, 2017, the gross unrealized loss in the category of less than 12 months of $3 thousand consisted of two US treasury securities with an estimated fair value of $3.5 million.  The Company monitors key credit metrics such as market rates and possible credit deterioration to determine if an OTTI exists. As of March 31, 2017, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

U.S. Government Agency Mortgage-Backed Securities. At March 31, 2017, the gross unrealized loss in the category of less than 12 months of $2.1 million consisted of 37 mortgage-backed securities with an estimated fair value of $164.4 million. The gross unrealized loss in the category of 12 months or longer of $435 thousand consisted of four mortgage-backed securities with an estimated fair value of $11.2 million issued and guaranteed by a U.S. Government sponsored agency. The Company monitors key credit metrics such as market rates and possible credit deterioration to determine if an OTTI exists. As of March 31, 2017, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Collateralized Loan Obligations. At March 31, 2017, the gross unrealized loss in the category of collateralized loan obligations with a continuous loss position of less than 12 months was $2 thousand, which consisted of two AAA-rated security with a total estimated fair value of $22.0 million. The gross unrealized loss in the category of collateralized loan obligations with a continuous loss position of 12 months or longer was $14 thousand, which consisted of one AAA-rated collateralized loan obligation securities with a total estimated fair value of $8.0 million. The Company monitors key credit metrics such as delinquencies, defaults, cumulative losses and credit support levels to determine if an OTTI exists. As of March 31, 2017, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Trust Preferred Securities. At March 31, 2017, the gross unrealized loss in the category of trust preferred securities with a continuous loss position of 12 months or longer was $1.6 million, which consisted of two trust preferred securities. The trust preferred securities are comprised of one non-rated single issuer security with an amortized cost of $3.2 million and an estimated fair value of $3.2 million and one investment grade rated pooled security with an amortized cost of $8.8 million and an estimated fair value of $7.2 million.

For the pooled security, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The pooled security is in a senior position in the capital structure. The security had a 3.7 times principal coverage. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% of defaults or deferrals’ every three years with no recovery rate. As of March 31, 2017, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

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

During the three months ended March 31, 2017, the Company did not record an OTTI credit-related charge related to this single issuer trust preferred security. Based on the Company’s most recent evaluation, and based upon the receipt of all scheduled dividend payments since September 2014, the Company does not expect the issuer to default on the security based primarily on the issuer’s subsidiary bank reporting that it meets the minimum regulatory requirements to be considered a “well capitalized” institution. The cumulative OTTI on this security as of March 31, 2017 was $1.2 million. Based upon the current capital position of the issuer and recent improvements in the financial performance of the issuer, the Company concluded that an additional impairment charge was not warranted at March 31, 2017.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at March 31, 2017 and December 31, 2016 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
March 31, 2017
Due in one year or less	$3,513	$3,510	$250	$250
Due after one year through five years	248	248	—	—
Due after five years through ten years	31,474	31,466	—	—
Due after ten years	13,024	11,420	—	—
Total investment securities, excluding mortgage- backed securities	48,259	46,644	250	250
U.S. Government agency mortgage-backed securities	254,895	252,858	—	—
Total investment securities	$303,154	$299,502	$250	$250

December 31, 2016
Due in one year or less	$2,635	$2,635	$250	$250
Due after one year through five years	248	248	—	—
Due after five years through ten years	37,471	37,319	—	—
Due after ten years	13,024	10,826	—	—
Total investment securities, excluding mortgage- backed securities	53,378	51,028	250	250
U.S. Government agency mortgage-backed securities	246,650	244,658	—	—
Total investment securities	$300,028	$295,686	$250	$250

At March 31, 2017, the Company had $12.9 million amortized cost and $12.9 million estimated fair value of investment securities pledged to secure public deposits. As of March 31, 2017, the Company had $63.7 million amortized cost and $63.5 million estimated fair value of investment securities pledged as collateral on secured borrowings.

(5) Loans

The components of loans receivable as of March 31, 2017 and December 31, 2016 were as follows:

Loan Components

	March 31, 2017	December 31, 2016
Commercial:
Commercial and industrial	$230,306	$235,946
Commercial real estate owner occupied	261,971	231,348
Commercial real estate non-owner occupied	729,102	742,662
Land and development	67,336	67,165
Consumer:
Home equity lines of credit	105,885	110,377
Home equity term loans	8,405	9,104
Residential real estate	205,573	210,874
Other	1,897	2,442
Total gross loans held-for-investment	1,610,475	1,609,918
Allowance for loan losses	(15,716)	(15,541)
Net loans held-for-investment	$1,594,759	$1,594,377

The following table is a comparison of the Company’s non-accrual loans as of March 31, 2017 and December 31, 2016:

Loans on Non-Accrual Status

	March 31, 2017	December 31, 2016
Commercial:
Commercial & industrial	$78	$—
Commercial real estate owner occupied	216	213
Commercial real estate non-owner occupied	504	517
Consumer:
Home equity lines of credit	68	72
Home equity term loans	68
Residential real estate	1,748	810
Other	—	85
Total non-accrual loans	$2,682	$1,697
Troubled debt restructuring, non-accrual	$1,395	$1,404

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

As of March 31, 2017, the Company had $3.0 million outstanding on one commercial construction and land development relationship for which the agreement included interest reserves. As of December 31, 2016, the Company had $5.9 million outstanding on two commercial construction relationships for which the agreement included interest reserves. The total amount available in those reserves to fund interest payments was $130 thousand and $214 thousand at March 31, 2017 and December 31, 2016, respectively. There were no relationships with interest reserves which were on non-accrual status at March 31, 2017 and December 31, 2016. Construction projects are monitored throughout their lives by the Company through either internal resources or professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless its borrower posts cash collateral in an interest reserve.

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

(6) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Three Months Ended March 31, 2017
	Commercial				Residential
	and	Commercial	Land &	Home	Real
	Industrial	Real Estate	Development	Equity(1)	Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$2,153	$7,550	$604	$2,349	$2,648	$237	$15,541
Charge-offs	—	—	—	(33)	(49)	(16)	$(98)
Recoveries	58	98	46	51	3	17	273
Net recoveries (charge-offs)	58	98	46	18	(46)	1	175
Provision for (recovery of) loan losses	43	302	(62)	(88)	(35)	(160)	—
Ending balance	$2,254	$7,950	$588	$2,279	$2,567	$78	$15,716
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,254	$7,950	$588	$2,279	$2,567	$78	$15,716
Financing Receivables:
Ending balance	$230,306	$991,073	$67,336	$114,290	$205,573	$1,897	$1,610,475
Ending balance: individually evaluated for impairment	$78	$841	$—	$136	$3,022	$—	$4,077
Ending balance: collectively evaluated for impairment	$230,228	$990,232	$67,336	$114,154	$202,551	$1,897	$1,606,398

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Three Months Ended March 31, 2016
	Commercial				Residential
	and	Commercial	Land &	Home	Real
	Industrial	Real Estate	Development	Equity(1)	Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$2,921	$8,142	$1,058	$2,816	$3,029	$42	$18,008
Charge-offs	(11)	(69)	—	(165)	(74)	(106)	$(425)
Recoveries	52	46	71	117	22	61	369
Net charge-offs	41	(23)	71	(48)	(52)	(45)	(56)
(Recovery of) provision for loan losses	(268)	391	236	(226)	(263)	130	—
Ending balance	$2,694	$8,510	$1,365	$2,542	$2,714	$127	$17,952
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,694	$8,510	$1,365	$2,542	$2,714	$127	$17,952
Financing Receivables:
Ending balance	$222,828	$885,998	$86,520	$136,844	$241,891	$3,817	$1,577,898
Ending balance: individually evaluated for impairment	$—	$615	$—	$83	$3,110	$96	$3,904
Ending balance: collectively evaluated for impairment	$222,828	$885,383	$86,520	$136,761	$238,781	$3,721	$1,573,994

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

Risk Characteristics

Commercial and Industrial Loans. Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the loan. Commercial and industrial loans are primarily secured by assets of the business, such as accounts receivable and inventory. Due to the nature of the collateral securing these loans, the liquidation of these assets may be problematic and costly.

Commercial Real Estate Loans. Commercial real estate owner occupied loans rely on the cash flow from the successful operation of the borrower’s business to make repayment. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Commercial real estate non-owner occupied loans rely on the payment of rent by third party tenants. The borrower’s ability to repay the loan or sell the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit. Commercial real estate owner occupied and non-owner occupied loans are secured by the underlying properties. The local economy and real estate market affect the appraised value of these properties which may impact the ultimate repayment of these loans.

Land and Development Loans. Land and development loans are primarily repaid by the sale of the developed properties or by conversion to a permanent term loan. These loans are dependent upon the completion of the project on time and within budget, which may be impacted by general economic conditions. The Company requires cash collateral in an interest reserve in order to extend credit on construction projects to mitigate the credit risk.

Home Equity Loans. This segment consists of both home equity lines of credit and home equity term loans on single family residences. These loans rely on the personal income of the borrower for repayment which may be impacted by economic conditions, such as unemployment levels, interest rates and the housing market. These loans are primarily secured by second liens on the property, which serves as the secondary source of repayment. The secondary source of repayment may be impaired by the real estate market and local regulations. The Company no longer originates home equity lines of credit or home equity term loans.

Residential Real Estate Loans. Included in this segment are residential mortgages on single family residences. These loans rely on the personal income of the borrower for repayment which may be impacted by economic conditions, such as unemployment levels, interest rates and the housing market. These loans are primarily secured by a lien on the underlying property, which serves as the secondary source of repayment. The secondary source of repayment may be impaired by the real estate market and local regulations. The Company no longer originates residential real estate loans on single family residences.

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

The allowance for loan losses was $15.7 million and $15.5 million at March 31, 2017 and December 31, 2016, respectively. The ratio of allowance for loan losses to gross loans held-for-investment was 0.98% at March 31, 2017 and 0.97% at December 31, 2016.

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

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

Impaired Loans As of March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Three Months Ended March 31, 2017
With no related allowance:
Commercial:
CRE owner occupied	$327	$506	$—	$330	$—	$—
CRE non-owner occupied	504	512	—	510	—	—
Consumer:
Residential real estate	3,022	3,386	—	3,047	—	—
Home equity lines of credit	68	72	—	70	—	—
Home equity term loans	68	83	—	68	—	—
Other	78	87	—	81	—	—
With an allowance recorded:
N/A
Total commercial	$831	$1,018	$—	$840	$—	$—
Total consumer	$3,236	$3,628	$—	$3,266	$—	$—

Impaired Loans As of March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Three Months Ended March 31, 2016
With no related allowance:
Commercial:
CRE non-owner occupied	$613	$834	$—	$622	$—	$—
Consumer:
Residential real estate	3,110	3,237	—	3,134	—	—
Home equity term loans	83	92	—	85	—	—
Other	96	96	—	99	—	—
With an allowance recorded:
N/A
Total commercial	$613	$834	$—	$622	$—	$—
Total consumer	$3,289	$3,425	$—	$3,318	$—	$—

In accordance with FASB ASC 310, those impaired loans for which the collateral is sufficient to support the outstanding principal do not result in a specific allowance for loan losses. Included in impaired loans at March 31, 2017 were fourteen TDRs totaling $2.3 million, for which the collateral is sufficient to support the outstanding principal, four of which were in accruing status. There were no TDRs at March 31, 2017 that included a commitment to lend additional funds as of March 31, 2017.

There were no TDR agreements entered into during the three months ended March 31, 2017 and 2016.

During the three month periods ended March 31, 2017 and 2016, the Company did not have any TDR agreements that had subsequently defaulted that were entered into within the respective preceding twelve months.

The following table presents the Company’s distribution of risk ratings within the Company’s loan portfolio, segregated by class, as of March 31, 2017 and December 31, 2016:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	Commercial real estate owner occupied	Commercial real estate non- owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other	Total
As of March 31, 2017
Grade:
Pass	$228,260	$260,285	$728,598	$67,336	$105,817	$8,337	$202,223	$1,897	$1,602,753
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2,046	1,686	504	—	68	68	3,350	—	7,722
Doubtful	—	—	—	—	—	—	—	—	—
Total	$230,306	$261,971	$729,102	$67,336	$105,885	$8,405	$205,573	$1,897	$1,610,475
As of December 31, 2016
Grade:
Pass	$233,907	$229,635	$742,146	$67,165	$110,377	$9,032	$208,460	$2,357	$1,603,079
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2,039	1,713	516	—	—	72	2,414	85	6,839
Doubtful	—	—	—	—	—	—	—	—	—
Total	$235,946	$231,348	$742,662	$67,165	$110,377	$9,104	$210,874	$2,442	$1,609,918

The Company’s primary tool for assessing risk when evaluating a credit in terms of its underwriting, structure, documentation and eventual collectability is a risk rating system in which the loan is assigned a numeric value. Behind each numeric category is a defined set of characteristics reflective of the particular level of risk.

The risk rating system is based on a 10-point grade. The upper six grades are for “pass” categories, the seventh grade is for the “criticized” category, the eighth grade represents “classified” categories which are equivalent to the guidelines utilized by the OCC and the final two grades are for “doubtful” and “loss” categories.

The portfolio manager is responsible for assigning, maintaining, and documenting accurate risk ratings for all commercial loans and commercial real estate loans. The portfolio manager assigns a risk rating at the inception of the loan, reaffirms it annually, and adjusts the rating based on the performance of the loan. As part of the loan review process, the Chief Credit Officer or Deputy Chief Credit Officer will review risk ratings for accuracy. The portfolio manager’s risk rating will also be reviewed periodically by the third-party loan review function and the Bank’s regulators.

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

The following table presents the Company’s analysis of past due loans, segregated by class of loans, as of March 31, 2017 and December 31, 2016:

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables
As of March 31, 2017
Commercial:
Commercial and industrial	$—	$—	$—	$—	$230,306	$230,306
CRE owner occupied	—	70	295	365	261,606	261,971
CRE non-owner occupied	678	—	323	1,001	728,101	729,102
Land and development	—	—	—	—	67,336	67,336
Consumer:
Home equity lines of credit	1,083	30	68	1,181	104,704	105,885
Home equity term loans	—	—	—	—	8,405	8,405
Residential real estate	1,272	539	951	2,762	202,811	205,573
Other	—	6	—	6	1,891	1,897
Total	$3,033	$645	$1,637	$5,315	$1,605,160	$1,610,475
As of December 31, 2016
Commercial:
Commercial and industrial	$—	$—	$—	—	$235,946	$235,946
CRE owner occupied	—	—	269	269	231,079	231,348
CRE non-owner occupied	331	—	185	516	742,146	742,662
Land and development	—	—	—	—	67,165	67,165
Consumer:
Home equity lines of credit	367	—	—	367	110,010	110,377
Home equity term loans	121	—	—	121	8,983	9,104
Residential real estate	4,020	851	744	5,615	205,259	210,874
Other	59	7	85	151	2,291	2,442
Total	$4,898	$858	$1,283	$7,039	$1,602,879	$1,609,918

(7) Derivatives, Hedging Activities and Other Financial Instruments

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

The Company previously entered into interest rate swaps with a counterparty whereby the Company makes payments based on a fixed interest rate and receives payments from the counterparty based on a floating interest rate, both calculated based on the principal amount of the underlying subordinated note, without the exchange of the underlying principal. The Company no longer enters into these interest rate swap transactions, the last of which occurred in August 2007. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). The critical terms assessed by the Company for each hedge of subordinated notes include the notional amounts of the swap compared to the principal amount of the notes, expiration/maturity dates, benchmark interest rate, prepayment terms and cash payment dates. At March 31, 2017 and December 31, 2016, the total outstanding notional amount of these swaps was $1.4 million and $1.5 million, respectively. For each of these swap agreements, the floating rate is based on the one-month London Interbank Offered Rate (“LIBOR”) paid on the first day of the month which matches the interest payment date on each subordinated note. The expiration dates for these swap agreements range from March 1, 2017 to August 1, 2022 and are consistent with the underlying subordinated note maturities and the swaps had a fair value of $0 at inception. At hedge inception and on an ongoing basis, conditions supporting hedge effectiveness are evaluated. The Company believes that all conditions required in FASB ASC 815-20-25-104 have been met, as all terms of the subordinated note and the interest rate swap match. Because the Company’s evaluations have concluded that the critical terms of the subordinated notes and the interest rate swaps meet the criteria outlined in FASB ASC 815-20-25-104, the “short-cut” method of accounting is applied, which assumes there is no ineffectiveness of a hedging arrangement’s ability to hedge risk as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying subordinated notes, as described above. Because the hedging arrangement is considered perfectly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of March 31, 2017 and December 31, 2016.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at March 31, 2017 and December 31, 2016:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	March 31, 2017		December 31, 2016
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$1,414	$(146)	$1,468	$(165)

Summary of Interest Rate Swap Components

	March 31, 2017	December 31, 2016
Weighted average pay rate	7.22%	7.22%
Weighted average receive rate	1.73%	1.73%
Weighted average maturity in years	2.8	2.9

Customer Derivatives – Interest Rate Swaps. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $3 thousand and $1 thousand in expense resulting from fair value adjustments during the three months ended March 31, 2017 and 2016, respectively, which were included in other income in the unaudited condensed consolidated statements of operations.

	March 31, 2017		December 31, 2016
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$44,497	$1,671	$45,236	$2,077
Other liabilities	(44,497)	(1,679)	(45,236)	(2,087)

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at March 31, 2017 and December 31, 2016 was $12.7 million and $13.8 million, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $1.7 million and $2.0 million at March 31, 2017 and December 31, 2016, respectively.

Risk Participation Agreement. During the three months ended March 31, 2017, the Bank entered into a risk participation agreement with a financial institution counterparty for an interest rate derivative contract (the “Agent Bank”) related to a loan in which the Bank is a participant. The risk protection agreement provides credit protection to the Agent Bank should the borrower fail to perform on its interest rate derivative contracts with the Agent Bank. The Bank received an upfront fee of $243 thousand upon entry into the risk participation agreement. The Bank manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrower, which is based on the normal credit review process had the Bank entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Bank’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of March 31, 2017, the total notional amount of the risk participation agreement was $17.8 million and its fair value, recorded in other liabilities on the condensed consolidated statements of condition, was $3 thousand.

(8) Deposits

Deposits consist of the following major classifications:

	March 31, 2017	December 31, 2016
Interest-bearing demand deposits	$674,458	$697,701
Non-interest-bearing demand deposits	405,208	397,311
Savings deposits	244,405	241,754
Time deposits under $250,000	349,142	338,615
Time deposits $250,000 or more	33,968	28,789
Brokered time deposits	26,808	37,193
Total	$1,733,989	$1,741,363

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

Earnings Per Share Computation

	For the Three Months Ended March 31,
	2017	2016
Net income	$1,430	$826
Average common shares outstanding	18,986,015	18,739,739
Net effect of dilutive common stock equivalents	121,211	97,960
Adjusted average shares outstanding – dilutive	19,107,226	18,837,699
Basic income per share	$0.08	$0.04
Diluted income per share	$0.07	$0.04

(10) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $8.6 million and $10.1 million at March 31, 2017 and December 31, 2016, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of March 31, 2017, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at March 31, 2017 and December 31, 2016 was $848 thousand and $611 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Reserves for Loans Sold

The Company maintains a reserve for estimated losses inherent with residential mortgage loans sold to third-party purchasers with recourse and potential repair requests for guaranteed loans sold to the Small Business Administration (the “SBA”) in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The recourse reserves for these loans at March 31, 2017 and December 31, 2016 was $1.9 million and $1.6 million, respectively, and is reported in other liabilities in the unaudited condensed consolidated statement of financial condition. The Company did not repurchase any loans during the year as of March 31, 2017 and made no recourse payments. Management believes this reserve level is sufficient to address potential recourse exposure.

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

FASB ASC 820 requires the Company to disclose the fair value of financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
March 31, 2017	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$3,497	$3,497	$—	$—
U.S. Government agency mortgage-backed securities	252,858	—	252,858	—
Trust preferred securities	10,445	—	—	10,445
Collateralized loan obligations	31,466	—	31,466	—
Other securities	1,236	1,236	—	—
Hedged commercial loans	1,561	—	1,561	—
Interest rate swaps	1,671	—	1,671	—
Liabilities:
Fair value interest rate swaps	146	—	146	—
Interest rate swaps	1,679	—	1,679	—

December 31, 2016
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,498	$2,498	$—	$—
U.S. Government agency mortgage-backed securities	244,658	—	244,658	—
Trust preferred securities	9,851	—	—	9,851
Collateralized loan obligations	37,319	—	37,319	—
Other securities	1,360	1,360	—	—
Hedged commercial loans	1,634	—	1,634	—
Interest rate swaps	2,077	—	2,077	—
Liabilities:
Fair value interest rate swaps	165	—	165	—
Interest rate swaps	2,087	—	2,087	—

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

Fixed-rate agency mortgage-backed pools are evaluated based on spreads to actively traded To-Be-Announced and seasoned securities, the pricing of which is provided by inter-dealer brokers, broker dealers and other contributing firms active in trading the security class. Further delineation is made by weighted average coupon and weighted average maturity with spreads on individual securities relative to actively traded securities as determined and quality controlled using OAS valuations.

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

The cash flow model for the pooled issue owned by the Company at March 31, 2017 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 2.75% for the pooled security and 5.25% for the single issuer. An increase or decrease of three percentage points in the discount rate on the pooled issue would result in a decrease of $1.8 million or an increase of $2.3 million in the security fair value, respectively. An increase or decrease of three percentage points in the discount on the single issuer would result in a decrease of $0.9 million or an increase of $1.5 million in the security fair value, respectively.

The following provides details of the Level 3 fair value measurement activity for the three months ended March 31, 2017 and 2016:

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Investment Securities

	For the Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$9,851	$10,175
Total gains, realized/unrealized:
Included in earnings	1	—
Included in accumulated other comprehensive income	594	(456)
Purchases	—	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers out of Level 3	—	—
Balance, end of period	$10,446	$9,719

There were no transfers between the three levels for the three months ended March 31, 2017 and 2016. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, loans held-for-sale, bank properties and equipment and bank properties transferred to other real estate owned at fair value on a non-recurring basis. At March 31, 2017 and 2016, these assets were valued in accordance with GAAP and, except for impaired loans included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820. The related changes in fair value for the three months ended March 31, 2017 and 2016 are as follows:

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets /
	Total	Level 1	Level 2	Level 3	Liabilities
March 31, 2017
Assets:
Impaired loans	$1,679	$—	$—	$1,679	$(53)

March 31, 2016
Assets:
Impaired loans	$577	$—	$—	$577	$(74)

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

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. There were no impaired loans with specific reserves at both March 31, 2017 and 2016. There were no charge-offs recorded on impaired loans with a specific reserve during both the three months ended March 31, 2017, and 2016. Impaired loans held-for-investment with an aggregate carrying amount of $1.7 million and $577 thousand at March 31, 2017 and 2016, respectively, did not include specific reserves as the value of the underlying collateral was not below the carrying amount. However, these loans did include charge-offs of $53 thousand, none of which related to loans that were fully charged off at March 31, 2017 and $74 thousand, none of which related to loans that were fully charged off at March 31, 2016.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned can also include bank properties transferred from operations. These assets are carried at the lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the three months ended March 31, 2017 and 2016, the Company did not record a decrease in fair value on either commercial or consumer properties.

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

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$20,737	$20,737	$19,645	$19,645
Interest-earning bank balances	108,155	108,155	114,563	114,563
Restricted cash	1,000	1,000	5,000	5,000
Investment securities available-for-sale	299,502	299,502	295,686	295,686
Investment securities held-to-maturity	250	250	250	250
Loans receivable, net	1,593,198	1,576,654	1,592,743	1,575,818
Hedged commercial loans(1)	1,561	1,561	1,634	1,634
Restricted equity investments	15,806	15,806	15,791	15,791
Interest rate swaps	1,671	1,671	2,077	2,077

Liabilities:
Demand deposits	$1,079,666	$1,050,609	$1,095,012	$1,070,680
Savings deposits	244,405	236,876	241,754	235,216
Time deposits	409,917	416,972	404,597	412,903
Advances from FHLBNY	85,367	85,866	85,416	85,703
Junior subordinated debentures	92,786	64,478	92,786	64,282
Fair value interest rate swaps	146	146	165	165
Interest rate swaps	1,679	1,679	2,087	2,087

(1)

Includes positive market value adjustment of $146 thousand and $165 thousand at March 31, 2017 and December 31, 2016, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

The fair value estimates presented herein are based on pertinent information available to management as of  March 31, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

Under applicable regulatory requirements, the Company and the Bank are required to maintain (1) a minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a minimum capital ratio of 6.0% of risk-weighted assets; (3) a minimum total capital ratio of 8.0% of risk-weighted assets; and (4)  a minimum Tier 1 leverage capital ratio of 4.0%.

Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements.

Furthermore, the Company and the Bank are required to maintain a minimum common equity Tier 1 capital conservation buffer (“Conservation Buffer”) to be applied to the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the total capital ratio. The required minimum Conservation Buffer is being phased in incrementally, starting at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017, and will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019. If a bank’s or bank holding company’s Conservation Buffer is less than the required minimum and its net income for the four calendar quarters preceding the applicable calendar quarter, net of any capital distributions and associated tax effects not already reflected in net income (“Eligible Retained Income”) is negative, it would be prohibited from making capital distributions or certain discretionary cash bonus payments to executive officers. As a result, under the applicable capital regulations, should the Company fail to maintain the Conservation Buffer, it would be subject to limits on, and in the event the Company has negative Eligible Retained Income for any four consecutive calendar quarters, we would be prohibited in, our ability to obtain capital distributions from the Bank.

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of March 31, 2017 and December 31, 2016.

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		Minimum Capital Requirement with Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provision(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017:
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$357,177	21.88%	$130,618	8.00%	$151,027	9.25%	N/A
Sun National Bank	307,118	18.82	130,548	8.00	150,946	9.25	$163,186	10.00%
Tier 1 common equity capital (to risk- weighted assets):
Sun Bancorp, Inc.	257,846	15.79	73,473	4.50	93,882	5.75	N/A
Sun National Bank	290,555	17.81	73,434	4.50	93,832	5.75	106,071	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	313,271	19.19	97,964	6.00	118,373	7.25	N/A
Sun National Bank	290,555	17.81	97,911	6.00	118,309	7.25	130,548	8.00
Leverage capital:
Sun Bancorp, Inc.	313,271	14.46	86,657	4.00	N/A		N/A
Sun National Bank	290,555	13.43	86,518	4.00	N/A		108,147	5.00

December 31, 2016:
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$354,078	21.63%	$130,929	8.00%	$141,157	8.625%	N/A
Sun National Bank	324,196	19.85	130,664	8.00	140,872	8.625	$163,330	10.00%
Tier 1 common equity capital (to risk- weighted assets):
Sun Bancorp, Inc.	262,386	16.03	73,647	4.50	83,876	5.125	N/A
Sun National Bank	308,043	18.86	73,498	4.50	83,707	5.125	106,164	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	309,910	18.94	98,196	6.00	108,425	6.625	N/A
Sun National Bank	308,043	18.86	97,998	6.00	108,206	6.625	130,664	8.00
Leverage capital:
Sun Bancorp, Inc.	309,910	14.57	85,092	4.00	N/A		N/A
Sun National Bank	308,043	14.50	84,959	4.00	N/A		106,199	5.00

(1)	Conservation Buffer of 1.25% became effective as of January 1, 2017.
(2)	Not applicable for bank holding companies.

At March 31, 2017 and 2016, the Company and the Bank exceeded the required ratios for classification as “well capitalized.”

On April 15, 2010, the Bank entered into a written agreement with the OCC (the “OCC Agreement”), which contained requirements to develop and implement a profitability and capital plan that would provide for the maintenance of adequate capital to support the Bank’s risk profile.

The Bank also agreed to: (a) adopt and implement a program to protect the Bank’s interest in criticized or classified assets; (b) review and revise the Bank’s loan review program; (c) adopt and implement a program for the maintenance of an adequate allowance for loan losses; and (d) revise the Bank’s credit administration policies. The Bank also agreed that its brokered deposits will not exceed 6.0% of its total deposits unless approved by the OCC. Effective January 21, 2016, the OCC terminated the OCC Agreement and the individual minimum capital requirement to which the Bank was subject and the requirements noted above were eliminated.

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

In addition, the Company was required to seek the prior approval of the Federal Reserve Bank before paying interest, principal or other sums on trust preferred securities or any related subordinated debentures, declaring or paying cash dividends or receiving dividends from the Bank, repurchasing outstanding stock or incurring indebtedness. The Company also was required to submit, and periodically update, a capital plan, a profit plan and cash flow projections, as well as other progress reports to the Federal Reserve Bank.  The foregoing requirements were terminated by the Federal Reserve Bank in October 2016.

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to the Bank’s history of losses and retained deficit as of March 31, 2017, the Bank may not pay dividends; however, federal law permits the Bank to distribute cash or other assets to the Company through a reduction of capital, subject to approval by the OCC.  At such time as the retained deficit is eliminated, any proposed dividends from the Bank to the Company are subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. In the first quarter of 2017, the Bank applied for and received approval from the OCC to distribute $20 million to the Company as a return and reduction of capital. This distribution was completed in the first quarter of 2017.

Federal Deposit Insurance Corporation (“FDIC”) assessment expense of $162 thousand and $460 thousand was recognized during the three months ended March 31, 2017 and 2016, respectively.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At March 31, 2017, $62.7 million of a total of $90.0 million in capital securities qualified as Tier 1 with $27.3 million qualifying as Tier 2 capital.

(14) Dividends:

On April 25, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share payable on June 6, 2017 to shareholders on record as of May 23, 2017.

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

•	changes in estimates of future loan loss reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;
•	the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the FRB;
•	inflation, interest rate, market and monetary fluctuations;
•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
•	the effect of and our ability to comply with applicable bank regulatory requirements;
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

Some of these and other factors are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 under “Item 1A Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as such sections may be amended or supplemented herein or in other filings pursuant to the Exchange Act. The development of any or all of these factors could have an adverse impact on our financial position and results of operations.

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

Core Deposits:

Core deposits are calculated by excluding time deposits and brokered deposits from total deposits. The following table provides a reconciliation of core deposits to GAAP total deposits at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Total deposits	$1,733,989	$1,741,363
Less: Time deposits	383,110	367,404
Less: Brokered time deposits	26,808	37,193
Core deposits	$1,324,071	$1,336,766

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in the tables are in thousands)

General Overview

The Company is a bank holding company headquartered in Mount Laurel, New Jersey, with its principal subsidiary being Sun National Bank. The Company’s principal business is to serve as a holding company for the Bank. At March 31, 2017, the Company had total assets of $2.26 billion, total liabilities of $1.93 billion and total shareholders’ equity of $322.8 million. The Company reported net income available to common shareholders of $1.4 million, or $0.07 per diluted share, for the three months ended March 31, 2017.

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

The Company funds its lending activities primarily through retail, commercial and brokered deposits, the scheduled maturities of its investment portfolio and other wholesale funding sources.

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

In June 2014, the Company commenced a comprehensive strategic restructuring plan (the “Restructuring Plan”) to refocus on serving commercial borrowers in the communities in which the Bank operates. Pursuant to the Restructuring Plan, during 2014 and 2015, the Bank exited Sun Home Loans, its residential mortgage banking origination business and its healthcare and asset-based lending businesses, it sold eight branch locations, consolidated nine branch locations, significantly reduced classified assets and operating expenses and declared a 1-for-5 reverse stock split.

As a result of the implementation and completion of the Restructuring Plan in 2015, the Company’s primary lending focus is centered around commercial relationships, specifically commercial real estate, multi-family and commercial and industrial loan originations. The Company will also selectively partner with high quality banks for loan participation opportunities.  The Company continues to focus on enhancing its brand and building a relationship-based deposit gathering strategy which the Company anticipates will generate additional deposit-related income from service charges, cash management and related commercial banking products and services.

Prior to 2016, the Bank was subject to the OCC Agreement which imposed an individual minimum capital requirement on the Bank, restricted the Bank’s ability to pay dividends and imposed a variety of other operating restrictions and requirements. In addition, the Company had been required to seek prior approval from the Federal Reserve Bank before paying interest, principal or other sums on thrust preferred securities or any related subordinated debentures, declaring or paying cash dividends from the Bank, repurchasing outstanding stock or incurring indebtedness, among other individual restrictions and requirements. The OCC terminated the OCC Agreement and the individual restrictions and requirements thereunder in January 2016. Similarly, in October 2016, the Federal Reserve Bank terminated the individual restrictions and requirements placed on the Company.

The U.S. economy has experienced moderate expansion with a post-election increase in positive business and consumer sentiment presenting a potential upside for growth. The tighter labor markets have generated higher inflation. Interest rates have been increasing, but remain near historical lows with a strong market expectation for further increases in 2017. The unemployment rate in the U.S. was 4.5% in March 2017, which is a decrease from 4.7% in December 2016. Based upon initial estimates, the U.S. gross domestic product (“GDP”) for the first quarter of 2017 increased at an annual rate of 0.7% as compared to a revised 2.1% increase in the fourth quarter of 2016.  This was the slowest growth since the first quarter of 2014. The increase in GDP reflected positive contributions from nonresidential fixed investment, exports, residential fixed investment and personal consumption expenditures and negative contributions from private inventory investment and government spending.  The deceleration in GDP reflected a deceleration in personal consumption expenditures, private inventory investment and government spending.  At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank, business conditions continued to improve in the first quarter of 2017.  The South Jersey Business Survey indicates that business expectations are at high levels, including the six-month forecast for employment. In Northern New Jersey, business activity is expected to continue to increase at a modest pace. New Jersey’s unemployment rate decreased to 4.2% as of March 2017, the lowest since May 2007, from 4.7% as of December 2016.

At its latest meeting in May 2017, the Federal Open Market Committee (the “FOMC”) maintained the Federal Funds target rate at 0.75% to 1%.  The FOMC stated that the recent slowdown in growth is likely temporary. The FOMC signaled that it could potentially increase the target rate two additional times later in 2017 as the economy gains momentum and inflation increases modestly. The FOMC stated that economic activity should continue to expand at a moderate pace, labor market conditions will strengthen and inflation will stabilize around 2%, over the medium term. In determining whether to raise the target rate in the future, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2% inflation.

The economy continues to experience uncertainty in some sectors, and, together with the challenging regulatory environment and the uncertainty around policy changes by the President and Congress, it will continue to affect the Company and the markets in which it does business and may adversely impact the Company’s results in the future. The following discussion provides further detail on the financial condition and results of operations of the Company at and for the three months ended March 31, 2017.

Critical Accounting Policies, Judgments and Estimates

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the Company’s 2016 Form 10-K and in Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this report. The discussion and analysis of the financial condition and results of operations are based on the unaudited condensed consolidated financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Management evaluates these estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, goodwill, intangible assets, income taxes and the fair value of financial instruments. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In determining whether to establish or maintain a valuation allowance against a deferred tax asset, the Company reviews available evidence to determine whether it is more likely than not that all or a portion of the Company’s net deferred tax asset will be realized in future periods. Consideration is given to various positive and negative factors that could affect the realization of the net deferred tax assets. In making such a determination, the Company considers, among other things, future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, historical financial performance, the ability to carry back losses to recoup taxes previously paid, the length of statutory carry forward periods and experience with operating loss and tax credit carry forwards not expiring unused. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

•	Level 1-	Quoted prices in active markets for identical assets or liabilities.

•	Level 2-

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

•	Level 3-

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

The Company measures financial assets and liabilities at fair value in accordance with FASB ASC 820. These measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and include the following significant financial instruments: investment securities available for sale and derivative financial instruments. The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities which are measured at fair value on a recurring basis.

Financial Condition

Total assets remained at $2.26 billion at March 31, 2017 as compared to December 31, 2016.  Cash and cash equivalents decreased by $5.3 million, or 4.0%, to $128.9 million at March 31, 2017 as compared to $134.2 million at December 31, 2016.  Total loans, net of allowance for loan losses, stayed constant at $1.59 billion at March 31, 2017 as compared to December 31, 2016.  Commercial loans increased by $11.6 million compared to December 31, 2016.  Owner occupied commercial real estate loans increased to $30.6 million in the three months ended March 31, 2017, while non-owner occupied commercial real estate loans declined by $13.6 million and commercial and industrial loans decreased by $5.6 million. The growth in the owner occupied commercial loan portfolio is consistent with our strategic focus on lending in this sector. The Company’s non-owner occupied commercial real estate loan origination and refinancing activity slowed during the first quarter of 2017 due primarily to higher interest rates. The Company’s commercial and industrial loan portfolio decreased during the first quarter of 2017 as a result of paydowns in excess of originations. Consumer loans fell by $11.0 million compared to the fourth quarter of 2016, in accordance with the Company’s strategic plan to focus on commercial lending.

Investment securities available-for-sale increased by $3.8 million, or 1.3%, from $295.7 million at December 31, 2016 to $299.5 million at March 31, 2017 due primarily to the purchase of $18.3 million of collateralized mortgage obligations, partially offset by sales of $6.2 million and principal paydowns of $9.8 million.

The net deferred tax asset decreased by $1.0 million or 1.9%, to $50.6 million at March 31, 2017 from $51.6 million at December 31, 2016. The Company maintains a valuation allowance of $73.2 million against the remaining portion of its gross deferred tax asset at March 31, 2017, unchanged from December 31, 2016. Upon consideration of several quantitative and qualitative factors, the Company determined that it is more likely than not that the full deferred tax asset will not be realized as of March 31, 2017. The Company will continue to assess the potential for reversal of the valuation allowance on a quarterly basis.

Total liabilities decreased by $9.6 million, or 0.5%, to $1.93 billion at March 31, 2017, compared to $1.94 billion at December 31, 2016. The decrease in total liabilities is primarily attributable to a decrease of $7.4 million in total deposits to $1.73 billion as compared to $1.74 billion at December 31, 2016.  Deposits declined primarily as a result of one large interest-bearing commercial deposit account exiting the Bank. Additionally, other liabilities declined by $2.1 million, from $16.7 million at December 31, 2016 to $14.6 million at March 31, 2017 mainly due to reductions in accrued compensation.

The Company’s allowance for loan losses was $15.7 million, or 0.98% of gross loans, at March 31, 2017 and $15.5 million, or 0.97% of gross loans, at December 31, 2016.  There was no provision for loan loss recorded for the three months ended March 31, 2017.  The Company’s continued focus on asset quality, combined with continued improvement in the economy has resulted in continued improvement in the Company’s historical loss severity.  The resulting increase in the allowance for loan losses reflects a net recovery of $175 thousand during the three months ended March 31, 2017. Across the commercial and consumer loan portfolio, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place to absorb losses inherent in the loan portfolio.

Shareholders’ equity increased by $3.1 million to $322.8 million at March 31, 2017 as compared to $319.7 million at December 31, 2016 primarily due to net income of $1.4 million and a decrease in treasury stock of $1.2 million.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at March 31, 2017 and December 31, 2016.

Table 1: Summary of Non-performing Assets and TDRs

	March 31, 2017	December 31, 2016
Non-performing assets:
Non-accrual loans held-for-investment	$2,682	$1,697
Troubled debt restructuring, non-accruing	1,395	1,404
Total non-performing assets	$4,077	$3,101

Total non-performing assets increased by $1.0 million to $4.1 million at March 31, 2017 from $3.1 million at December 31, 2016 mainly due to residential mortgage loans totaling $978 thousand entering non-accrual status.

Real estate owned, net, remained zero at March 31, 2017.  The Company did not transfer any balances from loans into real estate owned during the quarter ended March 31, 2017.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

Overview. The Company’s net income available to shareholders for the three months ended March 31, 2017 was $1.4 million, or $0.07 per diluted share, compared to net income of $826 thousand, or $0.04 per diluted share, for the corresponding period in 2016. The Company’s results in the first quarter of 2017 continue to reflect the benefit of its focus on increasing the commercial loan portfolio and on expense management. During the three months ended March 31, 2017 and March 31, 2016, the Company did not record a provision for loan losses.

Net Interest Income. Net interest income is the most significant component of the Company’s income from operations. Net interest income is the difference between interest earned on total interest-earning assets (primarily loans and investment securities), on a fully taxable equivalent basis, where appropriate, and interest paid on total interest-bearing liabilities (primarily deposits and borrowed funds). Net interest income on a fully taxable equivalent basis represents income on total interest-earning assets that is either tax-exempt or taxed at a reduced rate, adjusted to give effect to the prevailing incremental federal tax rate, and adjusted for nondeductible carrying costs and state income taxes, where applicable. Yield calculations, where appropriate, include these adjustments. Net interest income depends on the volume and interest rate earned on interest-earning assets and the volume and interest rate paid on interest-bearing liabilities. During the three months ended March 31, 2017 and 2016 the Company’s investment portfolio did not include tax exempt loans or investments.  Therefore, no tax equivalent adjustments are required in either period.

Net interest income increased by $287 thousand to $14.8 million for the three months ended March 31, 2017, from $14.5 million for the corresponding period in 2016. The increase in net interest income is primarily due to the overall increase in the Company’s balance sheet, particularly in the average balance of the Company’s commercial loan portfolios and the average balance of investment securities, while the interest rate spread and net interest margin remained relatively consistent.

Interest income increased by $762 thousand, or 4.5%, from $16.9 million for the three months ended March 31, 2016, to $17.7 million for the three months ended March 31, 2017. Interest income on loans increased by $643 thousand for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, due primarily to an increase in interest income of $1.2 million due to growth in the Company’s commercial portfolio, partially offset by a decrease of $545 thousand in interest income on consumer loans as a result of the continuing planned decline in the Company’s consumer loan portfolio. The average balance of loan receivables increased $49.0 million, or 3.2% for the three months ended March 31, 2017, driven by a $110.8 million increase in the average commercial loan balance.  This is net of a reduction in the consumer loan portfolio of $61.9 million, or 15.9%.  The average yield on loans receivable increased four basis points.  Investment securities increased by $13.2 million, or 4.5%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The average yield on investment securities was relatively flat during the same time period, which resulted in an increase in interest income on investment securities of $90 thousand.

Interest expense increased by $475 thousand for the three months ended March 31, 2017, as compared to the corresponding period in 2016.  Interest expense on interest-bearing deposits increased by $394 thousand for the three months ended March 31, 2017, as compared to the corresponding period in 2016, mainly due to an increase in the average balance of interest-bearing deposits of $22.5 million and an increase in the average cost of deposits of 11 basis points during this time period.  Additionally, interest expense on borrowings increased by $81 thousand for the three months ended March 31, 2017, as compared to the corresponding period in 2016. This is primarily the result of an increase in interest expense on junior subordinated debentures of $95 thousand during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due to increased interest rates. The impact of this increase was partially offset by a decrease in average borrowings of $601 thousand for the three months ended March 31, 2017 to $184.4 million, from $185.0 million for the three months ended March 31, 2016, due to a decrease in the average FHLBNY balance of $192 thousand and a decrease in the average capital lease obligations of $409 thousand.

The interest rate spread and net interest margin for the three months ended March 31, 2017 were 2.73% and 2.93%, respectively, compared to 2.74% and 2.91%, respectively, for the corresponding period in 2016. The increase in net interest margin is due primarily to the increase in the average yield on interest-earning assets of 11 basis points, partially offset by an increase in the cost of interest-bearing liabilities of 12 basis points. Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income and interest expense as well as yield and cost information for the three months ended March 31, 2017 and 2016. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

	For the Three Months Ended March 31,
	2017			2016
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable (1), (2)
Commercial	$1,270,543	$12,617	3.97%	$1,159,715	$11,429	3.94%
Home equity and other	117,963	1,258	4.27	141,851	1,497	4.22
Residential real estate	209,500	1,799	3.43	247,489	2,105	3.40
Total loans receivable	1,598,006	15,674	3.92	1,549,055	15,031	3.88
Investment securities	308,261	1,807	2.34	295,105	1,717	2.33
Interest-earning bank balances	108,910	215	0.79	148,198	187	0.50
Total interest-earning assets	2,015,177	17,696	3.51	1,992,358	16,935	3.40

Total non-interest-earning assets	225,610			183,438
Total assets	$2,240,787			$2,175,796
Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposit	$667,152	389	0.23%	$711,631	$359	0.20%
Savings deposits	240,407	201	0.33	229,070	169	0.30
Time deposits	407,340	1,096	1.08	351,650	764	0.87
Total interest-bearing deposit accounts	1,314,899	1,686	0.51	1,292,351	1,292	0.40
Long-term borrowings:
FHLBNY Advances	85,384	424	1.99	85,576	431	2.01
Obligations under capital lease	6,234	107	6.87	6,643	114	6.86
Junior subordinated debentures	92,786	707	3.05	92,786	612	2.64
Total borrowings	184,404	1,238	2.69	185,005	1,157	2.50
Total interest-bearing liabilities	1,499,303	2,924	0.78	1,477,356	2,449	0.66
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	402,949			417,469
Other liabilities	15,277			21,618
Total non-interest-bearing liabilities	418,226			439,087
Total liabilities	1,917,529			1,916,443

Shareholders' equity	323,258			259,353
Total liabilities and shareholders' equity	$2,240,787			$2,175,796
Net interest income		$14,772			$14,486
Interest rate spread (4)			2.73%			2.74%
Net interest margin (5)			2.93%			2.91%
Ratio of average interest-earning assets to average interest-bearing liabilities			134%			135%

(1)	Average balances include non-accrual loans.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended March 31, 2017 vs. 2016
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial	$1,100	$88	$1,188
Home equity and other	(254)	15	(239)
Residential real estate	(325)	19	(306)
Total loans receivable	521	122	643
Investment securities	77	13	90
Interest-earning deposits with banks	(57)	85	28
Total interest-earning assets	541	220	761
Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(23)	53	30
Savings deposits	9	23	32
Time deposits	133	199	332
Total interest-bearing deposit accounts	119	275	394
Long-term borrowings:
FHLBNY advances	(1)	(6)	(7)
Obligations under capital lease	(7)	—	(7)
Junior subordinated debentures	—	95	95
Total borrowings	(8)	89	81
Total interest-bearing liabilities	111	364	475
Net change in net interest income	$430	$(144)	$286

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

Provision for Loan Losses. The Company did not record a provision for loan losses during the three months ended March 31, 2017 and 2016, reflecting the improved risk profile of the Company’s loan portfolio.  The ratio of allowance for loan losses to gross loans held-for-investment was 0.98% at March 31, 2017, as compared to 1.14% at March 31, 2016.  Net recoveries for the three months ended March 31, 2017 were $175 thousand as compared to net charge-offs of $56 thousand during the corresponding period in 2016. See “Financial Condition” above.

The provision recorded is the amount deemed appropriate by management based on the current risk profile of the portfolio to absorb losses existing at the balance sheet date. At least monthly, management performs an analysis to identify the inherent risk of loss in the Company’s loan portfolio. This analysis includes a qualitative evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, delinquencies, and other factors.   Additionally, management updates the migration analysis and historic loss and recovery experience on a quarterly basis.  As the charge-off levels continue to decline, the loss severity in the Company’s allowance for loan losses calculation has declined accordingly, thereby resulting in no provision for the first quarter of 2017.

Non-Interest Income. Non-interest income increased by $267 thousand to $3.4 million for the three months ended March 31, 2017, as compared to $3.2 million for the corresponding period in 2016. This increase was primarily attributable to $576 thousand of loan related fees for two relationships recorded during the three months ended March 31, 2017 included in other income on the unaudited condensed consolidated statement of operations. These fees were partially offset by a $178 thousand decrease in deposit service charges and a $93 thousand reduction in investments products income, both due to reduced transaction volume.

Non-Interest Expense. Non-interest expense decreased by $462 thousand to $16.1 million for the three months ended March 31, 2017 as compared to $16.5 million for the three months ended March 31, 2016. This decrease was primarily due to decreases in insurance expense of $393 thousand, salaries and employee benefits of $181 thousand, and data processing expense of $169 thousand, offset by increases in other expense of $106 thousand and problem loan expense of $101 thousand.  The decrease in insurance expense was mainly a result of lower rates on deposit insurance premiums.  The decline in salaries and employee benefits is attributed to a reduction in workforce, while the decline in data processing expense is due to efforts to rationalize and restructure the Company’s computing infrastructure.

Income Tax Expense. Income tax expense increased by $411 thousand to $711 thousand for the three months ended March 31, 2017 from $300 thousand for the three months ended March 31, 2016. The increase in income tax expense from the prior year is due to the partial reversal of the Company’s deferred tax asset valuation allowance in 2016. As a result, the Company began recording income tax expense on its earnings in the first quarter 2017. The deferred tax asset balance and the related valuation allowance will decrease as the Company generates net income. The income tax expense in the first quarter of 2016 relates primarily to the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets which was first recorded in the first quarter of 2013. This tax amortization was ended in 2016 upon the recording of the valuation allowance reversal.

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

Total deposits decreased by $7.4 million during the quarter ended March 31, 2017, as compared to a decrease of $42.2 million during the quarter ended March 31, 2016.  This reduction in the outflow of deposits reflects the prior year impact of the repricing of certain non-relationship retail deposits. The Company has secured borrowing capacity with the Federal Reserve Bank of approximately $84.8 million, of which none was utilized as of March 31, 2017, and the FHLBNY of approximately $122.5 million, of which $85.4 million was utilized as of March 31, 2017. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $15.0 million, of which none were utilized as of March 31, 2017. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of March 31, 2017, the Company had a par value of $208.9 million and $63.9 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company’s primary uses of funds are loan originations, securities purchases, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the twelve months ending March 31, 2018 total $233.4 million, or approximately 56.9% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

Cash outflows from loans receivable totaled $324 thousand in the quarter ended March 31, 2017 as compared to $29.3 million in the quarter ended March 31, 2016. This reduction is due primarily to a significant decline in refinancing activity in 2017. Loan originations also declined, particularly with respect to non-owner occupied real estate.  In addition, the consumer loan portfolio declined by $11.0 million and $13.0 million for the quarters ended March 31, 2017 and 2016, respectively, due to the Bank no longer originating consumer loans.

During the quarter ended March 31, 2017, investment purchases totaled $18.0 million, proceeds from pay downs were $9.8 million and proceeds from sales of available-for-sale securities were $6.2 million. During the quarter ended March 31, 2016, investment purchases totaled $10.0 million, proceeds from pay downs totaled $11.8 million and proceeds from the sale of available-for-sale securities were $168 thousand.

The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs. At March 31, 2017, the Company had $107.9 million of cash held at the FRB, as compared to $114.6 million at December 31, 2016. The significant reduction in excess liquidity reflects the Company’s efforts to strategically deploy its excess liquidity, which the Company expects to continue throughout the rest of 2017.

Capital Regulations

Under applicable regulatory requirements, the Company and the Bank are required to maintain (1) a minimum common equity Tier 1 ratio of 4.5% of risk-weighted assets; (2) a minimum capital ratio of 6.0% of risk-weighted assets; (3) a minimum total capital ratio of 8.0% of risk-weighted assets; and (4) a minimum Tier 1 leverage capital ratio of 4.0%.

The applicable capital regulations further require that certain items be deducted from the common equity Tier 1 capital, including (1) goodwill and other intangible assets, other than mortgage servicing rights, net of deferred tax liabilities (“DTLs”): (2) deferred tax assets that arise from operating losses and tax credit carryforwards, net of valuation allowances and DTLs: (3) after-tax gain-on-dale associated with a securitization exposure: and (4) defined benefit pension fund assets held by a depository institution holding company, net of DTLs.  In addition, banking organizations must deduct from common equity Tier 1 capital, the amount of certain assets, including mortgage servicing assets that exceed certain thresholds.  The applicable capital regulations also allow all but the largest banking organizations to make a one-time election not to recognize unrealized gains and losses on available-for-sale debt securities in regulatory capital, as under prior capital rules.

Furthermore, the Company and the Bank are required to maintain a minimum common equity Tier 1 capital conservation buffer (the “Conservation Buffer”), to be applied to the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the total capital ratio.  The required minimum Conservation Buffer is being phased in incrementally between 2016 and 2019.  If a bank’s or bank holding company’s Conservation Buffer is less than the required minimum and its net income for the four calendar quarters preceding the applicable calendar quarter, net of any capital distributions and associated tax effects not already reflected in net income (“Eligible Retained Income”), is negative, it would be prohibited from making capital distributions or certain discretionary cash bonus payments to executive officers.  As a result, under the applicable capital regulations, should the Company fail to maintain the Conservation Buffer, it would be subject to limits on, and in the event the Company has negative Eligible Retained Income for any four consecutive calendar quarters, the Company would be prohibited in, its ability to obtain capital distributions from the Bank.

The required minimum Conservation Buffer, which is being phased in incrementally, is currently 1.25% and will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

The chart below sets forth the regulatory capital requirements, including the Conservation Buffer, during the applicable transition period:

	January 1, 2017	January 1, 2018	January 1, 2019
Tier 1 common equity risk-based capital ratio	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	7.25%	7.875%	8.5%
Total risk-based capital ratio	9.25%	9.875%	10.5%

Pursuant to the applicable capital regulations, to be deemed “well capitalized” under the “Prompt Corrective Action” regulations of FDICIA, a national bank must maintain a Total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater and a Tier 1 leverage capital ratio of 5.0% or greater and not be subject to any order or directive by the OCC to meet a specific capital level.

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of March 31, 2017:

Table 4: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		Minimum Capital Requirement with Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provision(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$357,177	21.88%	$130,618	8.00%	$151,027	9.25%	N/A
Sun National Bank	307,118	18.82	130,548	8.00	150,946	9.25	$163,186	10.00%
Tier 1 common equity capital (to risk- weighted assets):
Sun Bancorp, Inc.	257,846	15.79	73,473	4.50	93,882	5.75	N/A
Sun National Bank	290,555	17.81	73,434	4.50	93,832	5.75	106,071	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	313,271	19.19	97,964	6.00	118,373	7.25	N/A
Sun National Bank	290,555	17.81	97,911	6.00	118,309	7.25	130,548	8.00
Leverage capital:
Sun Bancorp, Inc.	313,271	14.46	86,657	4.00	N/A		N/A
Sun National Bank	290,555	13.43	86,518	4.00	N/A		108,147	5.00

(1)	Conservation Buffer of 1. 25% became effective January 1, 2017.
(2)	Not applicable for bank holding companies.

At March 31, 2017, the Bank exceeded all regulatory capital requirements, including the Conservation Buffer of 1.25%. If the fully phased in conservation buffer of 2.5% were in effect at March 31, 2017, the Company would be in compliance.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company.  At March 31, 2017, $62.7 million of a total of $90.0 million in capital securities qualified as Tier 1 with $27.3 million qualifying as Tier 2.

Trust Preferred Securities

The Company intends to redeem, in whole, the following series of its trust preferred securities: (a) $15,464,000 aggregate principal amount of the Floating Rate (LIBOR plus 2.80%) Junior Subordinated Notes due 2033 (the “Junior Subordinated Notes”) issued to Trust V, which it intends to redeem on June 30, 2017, and (b) $25,774,000 aggregate principal amount of the Floating Rate (LIBOR plus 2.80%) Junior Subordinated Debt Securities due 2034 (together with the Junior Subordinated Notes, the “Debt Securities”) issued to Trust VI, which it intends to redeem on July 23, 2017.

The Company intends to deliver notices of redemption to the trustees and the security holders of Trust V and Trust VI in accordance with the provisions of the applicable governing documents, which notices will cause the Company's redemption decision to be legally binding.  The Company expects to redeem the Debt Securities at par, plus accrued and unpaid interest in accordance with the terms of the respective indentures.  Simultaneously with the redemption of the Debt Securities, Trust V and Trust VI would redeem all of the shares of all of the classes of securities issued by the Trusts.

As a result of the redemption of the Debt Securities, the Company would accelerate recognition of deferred issuance costs resulting in non-recurring expense of approximately $400 thousand in the second quarter of 2017.  Once redeemed, the expected future impact on earnings would be an increase in net interest income of approximately $300 thousand per quarter and an increase in the net interest margin of 12 basis points.  The Company expects no impact to the capital ratios of the Bank as a result of the redemption.  On a pro forma basis as of March 31, 2017, the Company's Tier 1 common ratio would be unchanged while the Tier 1 leverage ratio would decline by approximately 0.3% to 14.1%, the Tier 1 risk-based capital ratio would decline by 0.8% to 18.4% and the total risk-based capital ratio would decline by 2.5% to 19.4%.

Dividend Restrictions

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained net income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to the Bank’s history of losses and retained deficit as of March 31, 2017, the Bank may not pay dividends; however, federal law permits the Bank to distribute cash or other assets to the Company through a reduction of capital, subject to approval by the OCC. At such time as the retained deficit is eliminated, any proposed dividends from the Bank to the Company are subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under FDICIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice.

In the first quarter of 2017, the Bank applied for and received approval from the OCC to distribute $20 million to the Company as a return and reduction of capital. The Company will use the cash distributed for general corporate purposes, including the redemption of trust preferred securities, as described above.

Volcker Rule

On December 10, 2013, the FRB, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in Section 619 of the Dodd-Frank Act. The Dodd-Frank Act provided that banks and bank holding companies were required to conform their activities and investments by July 21, 2014, however, the FRB has extended the conformance period until July 21, 2017.

On January 14, 2014, the five federal agencies, including the FRB and OCC, approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At March 31, 2017, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $7.2 million. This pool was included in the list of non-exclusive issuers that meet the requirements of the interim final rule released by the agencies and therefore was not required to be sold by the Company.

At March 31, 2017, the Bank had no collateralized loan obligation securities or other securities which are not compliant with the provisions of the Volcker Rule.

At March 31, 2017, the Bank had one non-rated single issuer security with an amortized cost of $3.2 million and an estimated fair value of $3.2 million. This security is not subject to the provisions of the Volcker Rule.

See Note 12 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at March 31, 2017 was $8.7 million and the portion of the exposure not covered by collateral was approximately $1.1 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at March 31, 2017 and December 31, 2016 was $848 thousand and $611 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

The Company maintains reserves for residential mortgage loans and small business loans sold with recourse to third-party purchasers which are reported in other liabilities in the unaudited condensed consolidated statements of financial condition. The Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The recourse reserves for these loans were $1.9 million and $1.6 million at March 31, 2017 and December 31, 2016, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

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

At March 31, 2017, the Company’s gap analysis showed an asset-sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $46.3 million representing a positive one-year gap ratio of 2.1%. This is an increase from negative 3.3% at December 31, 2016 as the cumulative gap increased from negative $75.6 million at December 31, 2016, reflecting the continued deployment of excess liquidity into long-term assets. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at March 31, 2017 shows a position that is asset sensitive and will benefit from a rise in interest rates. A large factor causing this asset sensitive position is the higher levels of cash on the Company’s balance sheet, which the Company intends to strategically deploy during the remainder of 2017. After this excess liquidity is deployed, the Company expects that its interest rate risk profile will be more neutral. The net income simulation results are impacted by higher cash levels, an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile as of March 31, 2017. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Instantaneous Change in Interest Rates (Basis Points)	Percentage Change in Economic Value of Equity Year 1
+300	-6.8%
+200	-4.3%
+100	-2.0%
-100	0.9%

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

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes to the Risk Factors previously disclosed under Item 1A of the Company’s Form 10-K for the year ended December 31, 2016 previously filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (1)

Exhibit 3.2	Second Amended and Restated Bylaws of Sun Bancorp, Inc. (2)

Exhibit 4.1	Common Security Specimen (3)

Exhibit 31(a)	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document
(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014 (File No. 0-20957).
(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016 (File No. 0-20957).

(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (File No. 333-21903).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Bancorp, Inc.
Registrant
Date: May 10, 2017
/s/ Thomas M. O’Brien
Thomas M. O’Brien
President and Chief Executive Officer
(Duly Authorized Representative)

Date: May 10, 2017
/s/ Thomas R. Brugger
Thomas R. Brugger
Executive Vice President and Chief Financial Officer
(Duly Authorized Representative)