Form 10-Q
period 2017-06-30
SUN BANCORP INC /NJ/
filed 2017-08-09
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Common Stock, $5.00 Par Value – 19,091,890 Shares Outstanding at August 4, 2017

TABLE OF CONTENTS

		Page Number
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2017 and December 31, 2016	3
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016	5
	Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2017 and 2016	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	63
Item 4.	Controls and Procedures	64
PART II – OTHER INFORMATION		66
Item 1.	Legal Proceedings	66
Item 1A.	Risk Factors	66
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	68
Signatures		70
Exhibits:
	Exhibit 2.1 Agreement and Plan of Merger Exhibit 3.1 Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc.
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
	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
	Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$22,086	$19,645
Interest earning bank balances	105,745	114,563
Cash and cash equivalents	127,831	134,208
Restricted cash	1,000	5,000
Investment securities available for sale (amortized cost of $285,854 and $300,028 at June 30, 2017 and December 31, 2016, respectively)	282,598	295,686
Investment securities held to maturity (estimated fair value of $250 at June 30, 2017 and December 31, 2016)	250	250
Loans receivable (net of allowance for loan losses of $14,945 and $15,541 at June 30, 2017 and December 31, 2016, respectively)	1,574,167	1,594,377
Restricted equity investments, at cost	17,139	15,791
Bank properties and equipment, net	28,962	30,148
Accrued interest receivable	4,944	5,122
Goodwill	38,188	38,188
Bank owned life insurance (BOLI)	84,081	83,109
Deferred taxes, net	49,442	51,573
Other assets	8,200	8,810
Total assets	$2,216,802	$2,262,262
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$1,708,253	$1,741,363
Advances from the Federal Home Loan Bank of New York (FHLBNY)	85,317	85,416
Obligations under capital lease	6,079	6,292
Junior subordinated debentures	77,322	92,786
Other liabilities	14,771	16,696
Total liabilities	1,891,742	1,942,553

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $5 par value, 40,000,000 shares authorized; 19,133,815 shares issued and 19,060,593 shares outstanding at June 30, 2017; 19,030,704 shares issued and 18,922,726 shares outstanding at December 31, 2016.	95,669	95,154
Additional paid-in capital	509,124	508,593
Retained deficit	(273,997)	(276,501)
Accumulated other comprehensive loss	(1,926)	(2,568)
Deferred compensation plan trust	(1,258)	(1,160)
Treasury stock at cost, 73,222 shares at June 30, 2017 and 107,978 shares at December 31, 2016.	(2,552)	(3,809)
Total shareholders' equity	325,060	319,709
Total liabilities and shareholders' equity	$2,216,802	$2,262,262

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans	$16,224	$15,666	$31,897	$30,697
Interest on taxable investment securities	1,797	1,618	3,582	3,298
Dividends on restricted equity investments	230	214	468	437
Total interest income	18,251	17,498	35,947	34,432
INTEREST EXPENSE:
Interest on deposits	1,693	1,456	3,379	2,748
Interest on funds borrowed	534	542	1,065	1,086
Interest on junior subordinated debentures	1,161	628	1,868	1,240
Total interest expense	3,388	2,626	6,312	5,074
Net interest income	14,863	14,872	29,635	29,358
(RECOVERY OF) PROVISION FOR LOAN LOSSES	(831)	(1,682)	(831)	(1,682)
Net interest income after provision for loan losses	15,694	16,554	30,466	31,040
NON-INTEREST INCOME:
Deposit service charges and fees	1,367	1,618	2,769	3,198
Interchange fees	510	486	977	970
Gain on sale of investment securities	26	426	30	426
Investment products income	327	538	611	914
BOLI income	488	489	972	997
Other income	282	217	1,072	431
Total non-interest income	3,000	3,774	6,431	6,936
NON-INTEREST EXPENSE:
Salaries and employee benefits	8,966	9,333	17,848	18,396
Occupancy expense	2,252	2,144	4,602	4,482
Equipment expense	1,142	1,068	2,299	2,159
Data processing expense	911	1,075	1,930	2,263
Professional fees	1,116	537	1,652	1,008
Insurance expense	408	556	803	1,344
Advertising expense	346	393	659	775
Problem loan expense	70	187	204	220
Other expense	1,078	1,773	2,354	2,943
Total non-interest expense	16,289	17,066	32,351	33,590
INCOME BEFORE INCOME TAXES	2,405	3,262	4,546	4,386
INCOME TAX EXPENSE	950	299	1,661	598
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,455	$2,963	$2,885	$3,788

Basic earnings per share	$0.08	$0.16	$0.15	$0.20
Diluted earnings per share	$0.08	$0.16	$0.15	$0.20

Weighted average shares - basic	19,059,626	18,848,236	19,023,024	18,793,987
Weighted average shares - diluted	19,191,294	18,957,201	19,149,326	18,889,561

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Three Months Ended
	June 30,
	2017	2016
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,455	$2,963
Other Comprehensive Income, net of tax
Unrealized gains on securities:
Unrealized holding gain arising during period	249	785
Less: reclassification adjustment for gains included in net income	(15)	(23)
Other comprehensive income	234	762
COMPREHENSIVE INCOME	$1,689	$3,725

	For the Six Months Ended
	June 30,
	2017	2016
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,885	$3,788
Other Comprehensive Income, net of tax
Unrealized gains on securities:
Unrealized holding gains arising during period	660	1,799
Less: reclassification adjustment for gains included in net income	(18)	(23)
Other comprehensive income	642	1,776
COMPREHENSIVE INCOME	$3,527	$5,564

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
			Additional		Other	Deferred
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Treasury
	Stock	Stock	Capital	Deficit	Loss	Plan Trust	Stock	Total

BALANCE, December 31, 2016	$—	$95,154	$508,593	$(276,501)	$(2,568)	$(1,160)	$(3,809)	$319,709
Net income	—	—	—	2,885	—	—	—	2,885
Other comprehensive income	—	—	—	—	642	—	—	642
Exercise of stock options	—	—	(73)	—	—	—	146	73
Issuance of common stock	—	515	(931)	—	—	(98)	1,111	597
Stock-based compensation	—	—	1,535	—	—	—	—	1,535
Dividends paid to common shareholders	—	—	—	(381)	—	—	—	(381)
BALANCE, June 30, 2017	$—	$95,669	$509,124	$(273,997)	$(1,926)	$(1,258)	$(2,552)	$325,060

BALANCE, December 31, 2015	$—	$94,554	$510,659	$(337,542)	$(1,752)	$(1,122)	$(8,409)	$256,388
Net income	—	—	—	3,788	—	—	—	3,788
Other comprehensive income	—	—	—	—	1,776	—	—	1,776
Exercise of stock options	—	—	(14)	—	—	—	21	7
Issuance of common stock	—	578	(1,743)	—	—	246	1,875	956
Stock-based compensation	—	—	1,257	—	—	—	—	1,257
BALANCE, June 30, 2016	$—	$95,132	$510,159	$(333,754)	$24	$(876)	$(5,613)	$264,172

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$2,885	$3,788
Adjustments to reconcile net income to net cash provided by operating activities:
Release of loan loss reserves	(831)	(1,682)
Increase in off-balance sheet reserves	2	257
Depreciation, amortization and accretion	2,064	2,666
Gain on sale of investment securities available-for-sale	(30)	(426)
Increase in cash surrender value of BOLI	(972)	(997)
Deferred income taxes	1,688	561
Stock-based compensation	1,535	1,257
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	178	(167)
Other assets	(941)	1,430
Other liabilities	(174)	(866)
Net cash provided by operating activities	5,404	5,821
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(44,297)	(45,780)
Net purchase of restricted equity securities	(1,348)	(48)
Proceeds from maturities, prepayments or calls of investment securities available-for-sale	44,708	23,650
Proceeds from the sale of investment securities available-for-sale	13,719	30,846
Transfer of restricted cash to cash and cash equivalents	4,000	—
Net decrease (increase) in loans	21,209	(16,616)
Purchases of bank properties and equipment	(604)	(960)
Proceeds from sale of real estate owned	—	266
Net cash provided by (used in) investing activities	37,387	(8,642)
FINANCING ACTIVITIES
Net decrease in deposits	(33,084)	(32,408)
Cash dividends paid to stockholders	(381)	—
Repayments of advances from FHLBNY	(99)	(94)
Repayment of obligations under capital leases	(213)	(200)
Redemption of junior subordinated debentures	(15,464)	—
Proceeds from exercise of stock options	73	7
Net cash used in financing activities	(49,168)	(32,695)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,377)	(35,516)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	134,208	204,315
CASH AND CASH EQUIVALENTS, END OF PERIOD	$127,831	$168,799
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,329	$5,059
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Trade date liability on purchase of investment securities	$—	$2,143

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

The Company’s principal business is to serve as a holding company for the Bank. Through the Bank, the Company provides commercial and consumer banking services. The Bank is in the business of attracting customer deposits through its Community Banking Centers and investing these funds, together with borrowed funds and cash from operations, in loans, primarily commercial real estate and multifamily residential loans, as well as mortgage-backed and investment securities. The principal business of Prosperis Financial Solutions is to offer mutual funds, securities brokerage, annuities and investment advisory services through the Bank’s Community Banking Centers. The principal business of 2020 Properties, L.L.C. and 4040 Properties, L.L.C. is to acquire and thereafter liquidate certain real estate and other assets in satisfaction of debts previously contracted by the Bank. The Company’s four capital trusts, Sun Capital Trust VI (“Trust VI”), Sun Capital Trust VII, Sun Statutory Trust VII and Sun Capital Trust VIII, collectively, the “Issuing Trusts,” are presented on a deconsolidated basis. The Issuing Trusts, consisting of three Delaware business trusts and one Connecticut business trust, hold junior subordinated debentures issued by the Company.

As of June 30, 2017, the Company had 35 locations primarily throughout New Jersey, including 30 branch offices. The Company also has headquarters, back office and loan production locations, including one loan production office located in New York.

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

On June 30, 2017, the Company entered into a definitive agreement (“Merger Agreement”) with OceanFirst Financial Corp. (NASDAQ: OCFC) (“OceanFirst”) a Delaware corporation and the parent company of OceanFirst Bank and Mercury Merger Sub Corp. (“Merger Sub”), a wholly-owned subsidiary of OceanFirst. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving entity (the “First-Step Merger”), and immediately following the First-Step Merger, the Company will merge with and into OceanFirst, with OceanFirst as the surviving entity (together with the First-Step Merger, the “Merger”). It is anticipated that immediately following the consummation of the Merger, the Bank will merge with and into OceanFirst Bank, with OceanFirst Bank as the surviving bank.

Upon completion of the Merger, each outstanding share of Company common stock will be converted into the right to receive, at the election of each Company shareholder, either cash or common stock of OceanFirst, subject to an allocation and proration procedure.  The amount of cash (“Cash Consideration”) to be received for a share of Company stock is based on a formula designed to equal the sum of (A) $3.78 plus (B) the product of 0.7884 multiplied by the volume-weighted average trading price of shares of common stock, par value $0.01 per share, of OceanFirst (the “OceanFirst Common Stock”) for the five trading days immediately prior to the day on which the First-Step Merger occurs (the “OceanFirst Share Closing Price”). The Merger Agreement provides that the aggregate amount of Cash Consideration will not exceed the product of (x) $3.78 and (y) the total number of shares of the Company’s common stock issued and outstanding immediately prior to the effective time of the First-Step Merger.  The number of shares of OceanFirst Common Stock (“Stock Consideration”) to be received for a share of Company stock will be equal to the quotient of (A) the Cash Consideration divided by (B) the OceanFirst Share Closing Price. The Merger was unanimously approved by the boards of directors of each of the Company and OceanFirst in June 2017.

The Merger Agreement contains customary representations and warranties from both the Company and OceanFirst, each with respect to its and its subsidiaries’ businesses. Each party has also agreed to customary covenants, including, among others, covenants relating to (1) the conduct of its business during the interim period between the execution of the Merger Agreement and the effective time of the First-Step Merger, (2) the obligation of the Company to call a meeting of its shareholders to adopt the Merger Agreement, and, subject to certain exceptions, to recommend that its shareholders adopt the Merger Agreement, (3) the obligation of OceanFirst to call a meeting of its shareholders to adopt the  Merger Agreement, and, subject to certain exceptions, to recommend that its shareholders adopt the Merger Agreement, and to approve the issuance of the shares of OceanFirst Common Stock in connection with the First-Step Merger, and (4) the Company’s non-solicitation obligations relating to alternative acquisition proposals.   The Company and OceanFirst have agreed to use their reasonable best efforts to prepare and file all applications, notices, and other documents to obtain all necessary consents and approvals for consummation of the transactions contemplated by the Merger Agreement. Simultaneously with the execution of the Merger Agreement, certain of the Company’s shareholders have entered into voting and support agreements with OceanFirst pursuant to which each has agreed to vote in favor of the Merger.

The consummation of the Merger is subject to customary closing conditions, including (1) receipt of the requisite approvals of the Company shareholders and the OceanFirst shareholders, (2) receipt of all required regulatory approvals, (3) the absence of any law or order prohibiting the consummation of the Merger, (4) the effectiveness of the registration statement to be filed by OceanFirst with the SEC with respect to the OceanFirst Common Stock to be issued in the First-Step Merger, and (5) authorization for listing on the NASDAQ Global Select Market of the shares of OceanFirst Common Stock to be issued in the First-Step Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other customary conditions, including (a) the accuracy of the representations and warranties of the other party, subject to certain materiality standards, (b) compliance in all material respects by the other party with its covenants and (c) receipt by such party of an opinion from such party’s counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement provides certain termination rights for each of OceanFirst and the Company, and further provides that if the Merger Agreement is terminated under certain circumstances, the Company or OceanFirst, as applicable, will be obligated to pay the other party a termination fee equal to $17.0 million.

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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. The results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment (“OTTI”) on investment securities, goodwill, and income taxes. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Consolidation. The unaudited condensed consolidated financial statements include, after all intercompany balances and transactions have been eliminated, the accounts of the Company, its principal wholly owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, Prosperis Financial Solutions, 2020 Properties, L.L.C., and 4040 Properties, L.L.C. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, Consolidation (“FASB ASC 810-10”), the Issuing Trusts are presented on a deconsolidated basis.

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

Investment Securities. The Company’s investment portfolio includes both held-to-maturity and available-for-sale securities. The purchase and sale of the Company’s investment securities are recorded based on trade date accounting.  At June 30, 2017 and December 31, 2016, the Company had no unsettled investment security purchase transactions. The following provides further information on the Company’s accounting for debt securities:

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

In accordance with FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets, and FASB ASC 320, Investment – Debt and Equity Securities, the Company evaluates its securities portfolio for OTTI throughout the year. Each investment, which has a fair value less than the book value, is reviewed on a quarterly basis by management. Management considers, at a minimum, whether the following factors exist that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining the Company’s intent is a review of capital adequacy, the interest rate risk profile and liquidity at the Company. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary. During both the six months ended June 30, 2017 and 2016, it was determined there were no other-than-temporarily impaired investments. As a result, the Company did not record credit related OTTI charges through earnings during the six months ended June 30, 2017 and 2016.

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

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tests goodwill for impairment annually as of December 31, unless circumstances indicate that a test is required at an earlier date. The Company utilizes the two-step goodwill impairment test outlined in FASB ASC 350, Intangibles – Goodwill and Other. Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment, or one level below an operating segment, as defined in FASB ASC 280, Segment Reporting. The Company has one reportable operating segment, “Community Banking,” and there are no components to this operating segment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. At December 31, 2016, the Company performed its annual goodwill impairment test, and step one of the analysis indicated that the Company’s fair value was greater than its carrying value; therefore, the Company’s goodwill was not impaired at December 31, 2016. At June 30, 2017, the Company considered the impact of the Merger to its goodwill impairment assessment and noted there would be no impact as the agreed upon sale price is in excess of the carrying value of the reporting unit. The carrying amount of goodwill totaled $38.2 million at both June 30, 2017 and December 31, 2016.

Bank Owned Life Insurance (“BOLI”). The Company has purchased life insurance policies on certain key employees. These policies are recorded at their cash surrender value, or the amount that can be realized in accordance with FASB ASC 325-30, Investments in Insurance Contracts. At June 30, 2017, the Company had $28.9 million invested in a general account and $55.2 million in a separate account, for a total BOLI cash surrender value of $84.1 million. The BOLI separate account is invested in a mortgage-backed securities fund, which is managed by an independent investment firm. Pricing volatility of these underlying instruments may have an impact on investment income; however, the fluctuations would be partially mitigated by a stable value wrap agreement which is a component of the separate account. Income from these policies and changes in the cash surrender value are recorded in BOLI income in the unaudited condensed consolidated statements of operations.

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

Accumulated Other Comprehensive Income. The Company classifies items of accumulated comprehensive income by their nature and displays the details of other comprehensive income in the unaudited condensed consolidated statements of comprehensive income. Amounts categorized as comprehensive income represent net unrealized gains or losses on investment securities available-for-sale, net of tax and the non-credit portion of any OTTI loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income for the period. These reclassifications for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gains on securities available-for -sale during the period	$420	$(171)	$249	$1,326	$(541)	$785
Reclassification adjustment for net gains included in net income	(26)	11	(15)	(39)	16	(23)
Net unrealized gain on securities available-for-sale	$394	$(160)	$234	$1,287	$(525)	$762

	For the Six Months Ended June 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gains on securities available-for -sale during the period	$1,115	$(455)	$660	$3,042	$(1,243)	$1,799
Reclassification adjustment for net gains included in net income	(30)	12	(18)	(39)	16	(23)
Net unrealized gain on securities available-for-sale	$1,085	$(443)	$642	$3,003	$(1,227)	$1,776

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

Recent Accounting Principles.

In March 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-08: Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  The amendments in this ASU shortened the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held a discount, which continue to be amortized to maturity.  The amendments in this ASU apply to all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date.  The amendments in this ASU are effective for public business entities for fiscal years, beginning after December 15, 2018.  Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on its financial statements.

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

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606): Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40), Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Background Information and Basis for Conclusions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the considerations to which the entity expects to be entitled in exchange for those goods or services. Our revenue is comprised of net interest income on financial assets and financial liabilities and non-interest income. ASU 2014-09 explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of our revenues will not be affected.  Other recurring revenue streams are within the scope of ASU 2014-09, including revenues associated with certain products and services offered by the Company. The Company will adopt the amendments in this Update in the first quarter of 2018. The Company does not expect the adoption of this ASU to have a material impact on its financial condition or results of operations.

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

The 2015 Plan, which was approved by shareholders in May 2015, became effective in May 2015, at which time the Company ceased new grants under the 2014 Performance Equity Plan, the 2010 Stock-Based Incentive Plan, and the 2004 Stock-Based Incentive Plan (collectively, the “Prior Plans”). Any awards outstanding under the Prior Plans remain in full force and effect under such plans according to their respective terms. The 2015 Plan authorizes the issuance of 1,400,000 shares of common stock pursuant to awards that may be granted in the form of Options and Stock Awards. For the purpose of calculating the number of shares available for issuance under the 2015 Plan, each issued Option equals one share and each issued Stock Award equals two shares. Under the 2015 Plan, Options expire ten years after the date of grant, unless terminated earlier under the option terms. For both Options and Stock Awards, a Committee of independent directors has the authority to determine the conditions upon which the Options or Stock Awards granted will vest. At June 30, 2017, there were 123,739 Options and 286,812 Stock Awards granted under the 2015 Plan.

Activity in the Company’s stock option plans for the six months ended June 30, 2017 and June 30, 2016 was as follows:

Summary of Options Activity

		Weighted
	Number	Average	Number
	of	Exercise	of Options
	Options	Price	Exercisable
Outstanding as of January 1, 2017	571,883	$22.37	234,564
Granted	—	—	—
Exercised	(3,994)	18.17	—
Forfeited	(3,202)	20.06	—
Expired	(7,993)	54.50	—
Outstanding as of June 30, 2017	556,694	$22.03	283,336
Options vested or expected to vest(1)	415,259	$19.64	—

(1)	Includes vested Options and nonvested Options after the application of a forfeiture rate, which is based upon historical data.

		Weighted
	Number	Average	Number
	of	Exercise	of Options
	Options	Price	Exercisable
Outstanding as of January 1, 2016	509,097	$23.84	163,443
Granted	123,739	21.08	—
Exercised	(422)	16.96	—
Forfeited	(49,533)	30.63	—
Expired	(2,957)	76.65	—
Outstanding as of June 30, 2016	579,924	$22.41	136,812
Options vested or expected to vest(1)	415,816	$19.64	—

(1)	Includes vested Options and nonvested Options after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 6.7 years for Options outstanding and 5.4 years for Options exercisable as of June 30, 2017.

At June 30, 2017, the aggregate intrinsic value was $2.4 million for Options outstanding and $1.1 million for Options exercisable.

As of June 30, 2017, the Company has granted 123,739  Options pursuant to the 2015 Plan, zero of which were granted during the six months ended June 30, 2017. In accordance with FASB ASC 718, the fair value of the Options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of an Option is estimated using historical exercise behavior of employees at a particular level of management who were granted Options with a comparable term. The Options have historically been granted with a ten year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the Options granted during the six months ended June 30, 2017 and 2016 are as follows:

	For the Six
	Months Ended
	June 30,
	2017	2016
Weighted average fair value of Options granted	$—	$5.90
Weighted average risk-free rate of return	—	1.29%
Weighted average expected option life in months	—	50
Weighted average expected volatility	—	33%
Expected dividends(1)	$—	$—

(1)	The fair value of future grants of Options will be impacted by the issuance of quarterly cash dividends.

A summary of the Company’s nonvested Stock Award activity during the six months ended June 30, 2017 and 2016 are presented in the following tables:

Summary of Nonvested Stock Award Activity

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value
Nonvested Stock Awards outstanding, January 1, 2017	254,976	$20.18
Issued	103,981	26.16
Vested	(38,392)	20.78
Forfeited	(1,296)	19.72
Nonvested Stock Awards outstanding, June 30, 2017	319,269	$21.93

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value
Nonvested Stock Awards outstanding, January 1, 2016	279,964	$18.42
Issued	118,049	18.50
Vested	(65,303)	17.54
Forfeited	(11,776)	15.74
Nonvested Stock Awards outstanding, June 30, 2016	320,934	$18.73

There were 103,981 shares and 118,049 shares of nonvested Stock Awards issued during the six months ended  June 30, 2017 and 2016, respectively. The value of these shares is based upon the closing price of the Company’s common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the nonvested Stock Awards issued.

Total compensation expense recognized related to Options and nonvested Stock Awards, including that for non-employee directors, during the three and six months ended June 30, 2017 was $815 thousand and $1.5 million, respectively, as compared to $704 thousand and $1.3 million, respectively, for the three and six months ended June 30, 2016.  As of June 30, 2017, there was approximately $5.8 million of total unrecognized compensation cost related to Options and nonvested Stock Awards. The cost of the Options and Stock Awards is expected to be recognized over a weighted average period of 2.7 years and 2.6 years, respectively.

(4) Investment Securities

The amortized cost of investment securities and the approximate fair value at June 30, 2017 and December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
Available-for-sale:
U.S. Treasury securities	$3,500	$—	$(3)	$3,497
U.S. Government agency mortgage-backed securities	269,062	448	(2,068)	267,442
Trust preferred securities	12,026	—	(1,614)	10,412
Other securities	1,266	—	(19)	1,247
Total available-for-sale	285,854	448	(3,704)	282,598
Held to maturity:
Other securities	250	—	—	250
Total held to maturity	250	—	—	250
Total investment securities	$286,104	$448	$(3,704)	$282,848

December 31, 2016
Available-for-sale:
U.S. Treasury securities	$2,498	$—	$—	$2,498
U.S. Government agency mortgage-backed securities	246,650	583	(2,575)	244,658
Trust preferred securities	12,023	—	(2,172)	9,851
Collateralized loan obligations	37,471	8	(160)	37,319
Other securities	1,386	—	(26)	1,360
Total available-for-sale	300,028	591	(4,933)	295,686
Held to maturity:
Other securities	250	—	—	250
Total held to maturity	250	—	—	250
Total investment securities	$300,278	$591	$(4,933)	$295,936

During the six months ended June 30, 2017, the Company sold four securities prior to maturity for gross proceeds of $13.7 million and gross realized gains of $30 thousand.  Additionally, four securities with an aggregate par value of $20.0 million were called during that same period.  The following table provides the gross unrealized losses and estimated fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2017
U.S. Treasury securities	$3,497	$(3)	$—	$—	$3,497	$(3)
U.S. Government agency mortgage-backed securities	166,012	(1,518)	17,009	(550)	183,021	(2,068)
Trust preferred securities	—	—	7,205	(1,614)	7,205	(1,614)
Other securities	981	(19)	—	—	981	(19)
Total	$170,490	$(1,540)	$24,214	$(2,164)	$194,704	$(3,704)

December 31, 2016
U.S. Government agency mortgage-backed securities	$108,070	$(1,683)	$54,757	$(892)	$162,827	$(2,575)
Trust preferred securities	—	—	9,851	(2,172)	9,851	(2,172)
Collateralized loan obligations	—	—	33,825	(160)	33,825	(160)
Other securities	975	(26)	—	—	975	(26)
Total	$109,045	$(1,709)	$98,433	$(3,224)	$207,478	$(4,933)

The Company determines whether unrealized losses are temporary in accordance with FASB ASC Topic 325, Investments – Other, when applicable, and FASB ASC 320-10, Investments – Overall (“FASB ASC 320-10”). The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of an OTTI condition. These include, but are not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer.

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations applies, the guidance requires the Company to record an OTTI charge to earnings on debt securities for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations applies, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the unaudited condensed consolidated statements of financial condition. Application of this guidance resulted in no OTTI charges during the six months ended June 30, 2017 and 2016.

As of June 30, 2017, the Company’s cumulative OTTI balance was $1.2 million. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the three and six months ended June 30, 2017 and 2016.

U.S. Treasury Securities. At June 30, 2017, the gross unrealized loss of $3 thousand in the category of less than 12 months consisted of two US treasury securities with an estimated fair value of $3.5 million.  The Company monitors key credit metrics such as market rates and possible credit deterioration to determine if an OTTI exists. As of June 30, 2017, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

U.S. Government Agency Mortgage-Backed Securities. At June 30, 2017, the gross unrealized loss of $1.5 million in the category of less than 12 months consisted of 36 mortgage-backed securities with an estimated fair value of $166.0 million. The gross unrealized loss of $550 thousand in the category of 12 months or longer consisted of six mortgage-backed securities with an estimated fair value of $17.0 million issued. The Company monitors key credit metrics such as market rates and possible credit deterioration to determine if an OTTI exists. As of June 30, 2017, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Collateralized Loan Obligations. At June 30, 2017, the Company had no collateralized loan obligations in its investment portfolio.

Other Securities. At June 30, 2017, the gross unrealized loss of $19 thousand in the category of less than 12 months consisted of one security with an estimated fair value of $981 thousand issued and guaranteed by a U.S. Government sponsored agency. The Company monitors key credit metrics such as market rates and possible credit deterioration to determine if an OTTI exists. As of June 30, 2017, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

Trust Preferred Securities. At June 30, 2017, the gross unrealized loss of $1.6 million in the category of trust preferred securities with a continuous loss position of 12 months or longer consisted of one investment grade rated pooled security with an amortized cost of $8.8 million and an estimated fair value of $7.2 million.

For pooled securities, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The pooled security is in a senior position in the capital structure. The security had a 3.7 times principal coverage. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% of defaults or deferrals’ every three years with no recovery rate. As of June 30, 2017, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at June 30, 2017 and December 31, 2016 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
June 30, 2017
Due in one year or less	$3,766	$3,763	$250	$250
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	13,026	11,393	—	—
Total investment securities, excluding mortgage- backed securities	16,792	15,156	250	250
U.S. Government agency mortgage-backed securities	269,062	267,442	—	—
Total investment securities	$285,854	$282,598	$250	$250

December 31, 2016
Due in one year or less	$2,635	$2,635	$250	$250
Due after one year through five years	248	248	—	—
Due after five years through ten years	37,471	37,319	—	—
Due after ten years	13,024	10,826	—	—
Total investment securities, excluding mortgage- backed securities	53,378	51,028	250	250
U.S. Government agency mortgage-backed securities	246,650	244,658	—	—
Total investment securities	$300,028	$295,686	$250	$250

At June 30, 2017, the Company had $12.0 million amortized cost and $12.1 million estimated fair value of investment securities pledged to secure public deposits. As of June 30, 2017, the Company had $109.0 million amortized cost and $108.5 million estimated fair value of investment securities pledged as collateral on secured borrowings.

(5) Loans

The components of loans receivable as of June 30, 2017 and December 31, 2016 were as follows:

Loan Components

	June 30, 2017	December 31, 2016
Commercial:
Commercial and industrial	$251,346	$235,946
Commercial real estate owner occupied	250,164	231,348
Commercial real estate non-owner occupied	710,831	742,662
Land and development	67,042	67,165
Consumer:
Home equity lines of credit	103,731	110,377
Home equity term loans	7,990	9,104
Residential real estate	196,157	210,874
Other	1,851	2,442
Total gross loans held-for-investment	1,589,112	1,609,918
Allowance for loan losses	(14,945)	(15,541)
Net loans held-for-investment	$1,574,167	$1,594,377

The following table is a comparison of the Company’s non-accrual loans as of June 30, 2017 and December 31, 2016:

Loans on Non-Accrual Status

	June 30, 2017	December 31, 2016
Commercial:
Commercial & industrial	$75	$—
Commercial real estate owner occupied	300	213
Commercial real estate non-owner occupied	485	517
Consumer:
Home equity lines of credit	—	72
Home equity term loans	66
Residential real estate	2,008	810
Other	—	85
Total non-accrual loans	$2,934	$1,697
Troubled debt restructuring, non-accrual	$1,501	$1,404

Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the loan. Additionally, the Company makes commercial real estate loans for the acquisition, refinance, improvement and construction of real property. Commercial loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Non-owner occupied commercial loans secured by properties where repayment is dependent upon payment of rent by third-party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.

As of June 30, 2017, the Company had $3.0 million outstanding on one commercial construction and land development relationship for which the agreement included interest reserves. As of December 31, 2016, the Company had $5.9 million outstanding on two commercial construction relationships for which the agreements included interest reserves. The total amount available in those reserves to fund interest payments was $130 thousand and $214 thousand at June 30, 2017 and December 31, 2016, respectively. There were no relationships with interest reserves which were in non-accrual status at both June 30, 2017 and December 31, 2016. Construction projects are monitored throughout their lives by the Company through either internal resources or professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless the borrower posts cash collateral in an interest reserve.

Included in the Company’s loan portfolio are modified commercial loans. Per FASB ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors, a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing a below market interest rate and/or forgiving principal or previously accrued interest, this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months and this sustained repayment performance may include the period of time just prior to the restructuring.

(6) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Six Months Ended June 30, 2017
	Commercial				Residential
	and	Commercial	Land &	Home	Real
	Industrial	Real Estate	Development	Equity(1)	Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$2,153	$7,550	$604	$2,349	$2,648	$237	$15,541
Charge-offs	—	—	—	(220)	(222)	(21)	$(463)
Recoveries	127	153	201	173	7	36	697
Net recoveries (charge-offs)	127	153	201	(47)	(215)	15	234
(Recovery of) provision for loan losses	71	(29)	(220)	(639)	(206)	193	(831)
Ending balance	$2,351	$7,674	$585	$1,663	$2,227	$445	$14,945
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,351	$7,674	$585	$1,663	$2,227	$445	$14,945
Financing Receivables:
Ending balance	$251,346	$960,995	$67,042	$111,721	$196,157	$1,851	$1,589,112
Ending balance: individually evaluated for impairment	$75	$894	$—	$66	$3,400	$—	$4,435
Ending balance: collectively evaluated for impairment	$251,271	$960,101	$67,042	$111,655	$192,757	$1,851	$1,584,677

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Six Months Ended June 30, 2016
	Commercial				Residential
	and	Commercial	Land &	Home	Real
	Industrial	Real Estate	Development	Equity(1)	Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$2,761	$8,142	$1,058	$2,816	$3,029	$202	$18,008
Charge-offs	(256)	(74)	—	(354)	(391)	(234)	$(1,309)
Recoveries	145	74	319	228	29	79	874
Net charge-offs	(111)	—	319	(126)	(362)	(155)	(435)
(Recovery of) provision for loan losses	(641)	(660)	(548)	(118)	147	138	(1,682)
Ending balance	$2,009	$7,482	$829	$2,572	$2,814	$185	$15,891
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,009	$7,482	$829	$2,572	$2,814	$185	$15,891
Financing Receivables:
Ending balance	$220,609	$891,864	$82,018	$130,221	$237,080	$2,691	$1,564,483
Ending balance: individually evaluated for impairment	$2,241	$425	$—	$80	$2,660	$92	$5,498
Ending balance: collectively evaluated for impairment	$218,368	$891,439	$82,018	$130,141	$234,420	$2,599	$1,558,985

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

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

Home Equity Loans. This segment consists of both home equity lines of credit and home equity term loans on single family residences. These loans rely on the personal income of the borrower for repayment which may be impacted by economic conditions, such as unemployment levels, interest rates and the housing market. These loans are primarily secured by a second liens on the property, which serves as the secondary source of repayment. The secondary source of repayment may be impaired by the real estate market and local regulations. The Company no longer originates home equity lines of credit or home equity term loans.

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

The allowance for loan losses was $14.9 million and $15.5 million at June 30, 2017 and December 31, 2016, respectively. The ratio of allowance for loan losses to gross loans held-for-investment was 0.94% at June 30, 2017 and 0.97% at December 31, 2016.

The provision for loan losses charged to expense is based upon historical loan loss and recovery experience, a series of qualitative factors and an evaluation of incurred losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC 310. Values assigned to the qualitative factors and those developed from historic loss and recovery experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans that continue to perform.

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

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

Impaired Loans As of June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Six Months Ended June 30, 2017
With no related allowance:
Commercial:
Commercial & industrial	$74	$84	$—	$77	$—	$—
CRE owner occupied	410	558	—	396	—	—
CRE non-owner occupied	485	494	—	496	—	—
Consumer:
Residential real estate	3,400	3,702	—	3,449	—	—
Home equity term loans	66	82	—	67	—	—
With an allowance recorded:
N/A
Total commercial	$969	$1,136	$—	$969	$—	$—
Total consumer	$3,466	$3,784	$—	$3,516	$—	$—

Impaired Loans As of June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Six Months Ended June 30, 2016
With no related allowance:
Commercial:
Commercial & industral	$2,241	$2,486	$—	$2,429	$—	$—
CRE non-owner occupied	425	602	—	434	—	—
Consumer:
Residential real estate	2,660	2,806	—	2,674	—	—
Home equity term loans	80	91	—	81	—	—
Other	92	96	—	95	—	—
Consumer held for sale:
Residential real estate, held-for-sale	314	648	—	523	—	—
Home equity term loans, held-for-sale	18	52	—	38	—	—
With an allowance recorded:
N/A
Total commercial	$2,666	$3,088	$—	$2,863	$—	$—
Total consumer	$3,164	$3,693	$—	$3,411	$—	$—

In accordance with FASB ASC 310, those impaired loans for which the collateral is sufficient to support the outstanding principal do not result in a specific allowance for loan losses. Included in impaired loans at June 30, 2017 were fifteen TDRs totaling $2.2 million, for which the collateral is sufficient to support the outstanding principal, four of which were in accruing status. There were no TDRs at June 30, 2017 that included a commitment to lend additional funds as of June 30, 2017.

There was one TDR agreement entered into during the six months ended June 30, 2017 and three TDR agreements entered into during the six months ended June 30, 2016.

	Troubled Debt Restructurings
	For the Six Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Residential real estate	1	$153	$124

	Troubled Debt Restructurings
	For the Six Months Ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial & industrial	2	$2,468	$2,237
Residential real estate	1	13	13

The following table presents information regarding the types of concessions granted on loans that were restructured during the six months ended June 30, 2017 and 2016:

	Troubled Debt Restructurings
	For the Six Months Ended June 30, 2017
	Number of Contracts	Concession Granted
Residential real estate	1	Principal repayment terms

	Troubled Debt Restructurings
	For the Six Months Ended June 30, 2016
	Number of Contracts	Concession Granted
Commercial & industrial	2	Rate reduction
Residential real estate	1	Forgiveness of debt

During the six months ended June 30, 2017 and 2016, the Company did not have any TDR agreements that had subsequently defaulted that were entered into within the respective preceding twelve months.

The following table presents the Company’s distribution of risk ratings within the Company’s loan portfolio, segregated by class, as of June 30, 2017 and December 31, 2016:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	Commercial real estate owner occupied	Commercial real estate non- owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other	Total
As of June 30, 2017
Grade:
Pass	$249,378	$248,448	$710,346	$67,042	$103,731	$7,924	$192,433	$1,851	$1,581,153
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	1,968	1,716	485	—	—	66	3,724	—	7,959
Doubtful	—	—	—	—	—	—	—	—	—
Total	$251,346	$250,164	$710,831	$67,042	$103,731	$7,990	$196,157	$1,851	$1,589,112
As of December 31, 2016
Grade:
Pass	$233,907	$229,635	$742,146	$67,165	$110,377	$9,032	$208,460	$2,357	$1,603,079
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2,039	1,713	516	—	—	72	2,414	85	6,839
Doubtful	—	—	—	—	—	—	—	—	—
Total	$235,946	$231,348	$742,662	$67,165	$110,377	$9,104	$210,874	$2,442	$1,609,918

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

The following table presents the Company’s analysis of past due loans, segregated by class of loans, as of June 30, 2017 and December 31, 2016:

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables
As of June 30, 2017
Commercial:
Commercial and industrial	$—	$—	$—	$—	$251,346	$251,346
CRE owner occupied	333	—	1,088	1,421	248,743	250,164
CRE non-owner occupied	41	—	315	356	710,475	710,831
Land and development	—	—	—	—	67,042	67,042
Consumer:
Home equity lines of credit	168	—	—	168	103,563	103,731
Home equity term loans	94	2	—	96	7,894	7,990
Residential real estate	2,710	681	464	3,855	192,302	196,157
Other	—	—	—	—	1,851	1,851
Total	$3,346	$683	$1,867	$5,896	$1,583,216	$1,589,112
As of December 31, 2016
Commercial:
Commercial and industrial	$—	$—	$—	—	$235,946	$235,946
CRE owner occupied	—	—	269	269	231,079	231,348
CRE non-owner occupied	331	—	185	516	742,146	742,662
Land and development	—	—	—	—	67,165	67,165
Consumer:
Home equity lines of credit	367	—	—	367	110,010	110,377
Home equity term loans	121	—	—	121	8,983	9,104
Residential real estate	4,020	851	744	5,615	205,259	210,874
Other	59	7	85	151	2,291	2,442
Total	$4,898	$858	$1,283	$7,039	$1,602,879	$1,609,918

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

The Company previously entered into interest rate swaps with a counterparty whereby the Company makes payments based on a fixed interest rate and receives payments from the counterparty based on a floating interest rate, both calculated based on the principal amount of the underlying subordinated note, without the exchange of the underlying principal. The Company no longer enters into these interest rate swap transactions, the last of which occurred in August 2007. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). The critical terms assessed by the Company for each hedge of subordinated notes include the notional amounts of the swap compared to the principal amount of the notes, expiration/maturity dates, benchmark interest rate, prepayment terms and cash payment dates. At June 30, 2017 and December 31, 2016, the total outstanding notional amount of these swaps was $1.4 million and $1.5 million, respectively. For each of these swap agreements, the floating rate is based on the one-month London Interbank Offered Rate (“LIBOR”) paid on the first day of the month which matches the interest payment date on each subordinated note. The expiration dates for these swap agreements range from June 1, 2017 to October 1, 2022 and are consistent with the underlying subordinated note maturities and the swaps had a fair value of $0 at inception. At hedge inception and on an ongoing basis, conditions supporting hedge effectiveness are evaluated. The Company believes that all conditions required in FASB ASC 815-20-25-104 have been met, as all terms of the subordinated note and the interest rate swap match. Because the Company’s evaluations have concluded that the critical terms of the subordinated notes and the interest rate swaps meet the criteria outlined in FASB ASC 815-20-25-104, the “short-cut” method of accounting is applied, which assumes there is no ineffectiveness of a hedging arrangement’s ability to hedge risk as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying subordinated notes, as described above. Because the hedging arrangement is considered perfectly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of June 30, 2017 and December 31, 2016.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at June 30, 2017 and December 31, 2016:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	June 30, 2017		December 31, 2016
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$1,360	$(135)	$1,468	$(165)

Summary of Interest Rate Swap Components

	June 30, 2017	December 31, 2016
Weighted average pay rate	7.22%	7.22%
Weighted average receive rate	1.72%	1.73%
Weighted average maturity in years	2.6	2.9

Customer Derivatives – Interest Rate Swaps. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $2 thousand in income resulting from fair value adjustments during the six months ended June 30, 2017 and 2016, which were included in other income in the unaudited condensed consolidated statements of operations.

	June 30, 2017		December 31, 2016
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$33,694	$989	$45,236	$2,077
Other liabilities	(33,694)	(992)	(45,236)	(2,087)

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at June 30, 2017 and December 31, 2016 was $11.7 million and $13.8 million, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $1.0 million and $2.0 million at June 30, 2017 and December 31, 2016, respectively.

Risk Participation Agreement. During the six months ended June 30, 2017, the Bank entered into a risk participation agreement with a financial institution counterparty for an interest rate derivative contract (the “Agent Bank”) related to a loan in which the Bank is a participant. The risk protection agreement provides credit protection to the Agent Bank should the borrower fail to perform on its interest rate derivative contracts with the Agent Bank. The Bank received an upfront fee of $243 thousand upon entry into the risk participation agreement in the three months ended March 31, 2017. The Bank manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrower, which is based on the normal credit review process had the Bank entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Bank’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of June 30, 2017, the total notional amount of the risk participation agreement was $17.8 million and its fair value, recorded in other liabilities on the condensed consolidated statements of condition, was $3 thousand.

(8) Deposits

Deposits consist of the following major classifications:

	June 30, 2017	December 31, 2016
Interest-bearing demand deposits	$671,899	$697,701
Non-interest-bearing demand deposits	409,683	397,311
Savings deposits	250,045	241,754
Time deposits under $250,000	321,531	338,615
Time deposits $250,000 or more	42,601	28,789
Brokered time deposits	12,494	37,193
Total	$1,708,253	$1,741,363

(9) Junior Subordinated Debentures Held By Trusts That Issued Capital Debt

The Company has established Issuer Trusts that have issued preferred and common securities (collectively, “capital securities”), which underlie junior subordinated debentures issued by the Company to the Issuer Trusts. The Issuer Trusts are wholly owned unconsolidated subsidiaries of the Company and have no independent operations.  The obligations of the Issuer Trusts are fully and unconditionally guaranteed by the Company.  These Issuer Trusts are variable interest entities under FASB ASC 810-10.

In accordance with FASB ASC 810-10, all of the Issuer Trusts outstanding at December 31, 2016 and 2015 are deconsolidated. The junior subordinated debentures issued by the Company to the Issuer Trusts at June 30, 2017 and December 31, 2016 of $77.3 million and $92.8 million, respectively, are reflected as junior subordinated debentures in the Company’s consolidated statements of financial condition. The Company records interest expense on the junior subordinated debentures in its consolidated statements of operations. The Company also recorded the common securities of $2.3 million and $2.8 million issued by the Issuer Trusts in other assets in its consolidated statements of financial condition at June 30, 2017 and December 31, 2016, respectively.

The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Issuer Trust as of June 30, 2017 and December 31, 2016.

Summary of Capital Securities and Junior Subordinated Debentures

June 30, 2017	Capital Securities		Junior Subordinated Debentures
Issuer Trust	Issuance Date	Stated Value	Principal Amount	Maturity
Sun Capital Trust VI	December 19, 2003	$25,000	$25,774	January 23, 2034
Sun Statutory Trust VII	January 17, 2006	30,000	30,928	March 15, 2036
Sun Capital Trust VII	April 19, 2007	10,000	10,310	April 19, 2037
Sun Capital Trust VIII	July 5, 2007	10,000	10,310	October 1, 2037
		$75,000	$77,322

December 31, 2016	Capital Securities		Junior Subordinated Debentures
Issuer Trust	Issuance Date	Stated Value	Principal Amount	Maturity
Sun Capital Trust V	December 18, 2003	$15,000	$15,464	December 30, 2033
Sun Capital Trust VI	December 19, 2003	25,000	25,774	January 23, 2034
Sun Statutory Trust VII	January 17, 2006	30,000	30,928	March 15, 2036
Sun Capital Trust VII	April 19, 2007	10,000	10,310	April 19, 2037
Sun Capital Trust VIII	July 5, 2007	10,000	10,310	October 1, 2037
		$90,000	$92,786

As of June 30, 2017, each of the capital securities is eligible for redemption.

The Company’s capital securities are deconsolidated in accordance with GAAP and qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. The portion that exceeds the 25% capital limitation qualifies as Tier 2, or supplementary capital of the Company. See Note 14 for additional information on capital limitations.

The Company has redeemed $40 million of its outstanding trust preferred securities during 2017.  Specifically, the securities redeemed were: (i) $15.5 million of the floating rate preferred securities issued by Sun Capital Trust V, which were called for redemption on May 23, 2017 and redeemed on June 30, 2017, and (ii) $25.8 million of the floating rate capital securities issued by Sun Capital Trust VI, which were called for redemption on May 23, 2017 and redeemed on July 23, 2017.  The trust preferred securities were redeemed, along with the common securities issued by Sun Capital Trust V and Sun Capital Trust VI and held by the Company, as a result of the concurrent redemption of the Company's outstanding junior subordinated debentures held by Sun Capital Trust V and Sun Capital Trust VI.  The redemptions were completed pursuant to the optional prepayment provisions of the respective indentures. During the three months ended June 30, 2017, the Bank accelerated $415 thousand of deferred issuance costs related to these two tranches of trust preferred securities.

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

Earnings Per Share Computation

	For the Three Months Ended June 30,
	2017	2016
Net income	$1,455	$2,963
Average common shares outstanding	19,059,626	18,848,236
Net effect of dilutive common stock equivalents	131,668	108,965
Adjusted average shares outstanding – dilutive	19,191,294	18,957,201
Basic income per share	$0.08	$0.16
Diluted income per share	$0.08	$0.16

	For the Six Months Ended June 30,
	2017	2016
Net income	$2,885	$3,788
Average common shares outstanding	19,023,024	18,793,987
Net effect of dilutive common stock equivalents	126,302	95,574
Adjusted average shares outstanding – dilutive	19,149,326	18,889,561
Basic income per share	$0.15	$0.20
Diluted income per share	$0.15	$0.20

(11) Legal Proceedings

Certain lawsuits and claims arising in the ordinary course of business may be filed or pending against the Company or its affiliates from time to time. In accordance with applicable accounting guidance, the Company establishes accruals for all lawsuits, claims and expected settlements when it believes it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. When a loss contingency is not both probable and estimable, the Company does not establish an accrual. Any such loss estimates are inherently uncertain, based on currently available information and are subject to management’s judgment and various assumptions. Due to the inherent subjectivity of these estimates and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate resolution of such matters.

To the extent the Company believes any potential loss relating to such lawsuits and claims may have a material impact on its liquidity, consolidated financial position, results of operations, and/or our business as a whole and is reasonably possible but not probable, the Company discloses information relating to any such potential loss, whether in excess of any established accruals or where there is no established accrual. The Company also discloses information relating to any material potential loss that is probable but not reasonably estimable. Where reasonably practicable, the Company will provide an estimate of loss or range of potential loss. No disclosures are generally made for any loss contingencies that are deemed to be remote.

Following the announcement of the execution of the Merger Agreement, three lawsuits challenging the proposed Merger were filed in the Superior Court of New Jersey, Burlington County.  All three lawsuits were filed on July 18, 2017. The actions are captioned: Oswald v. Sun Bancorp, Inc., C 000070 17, Chetcuti v. Sun Bancorp, Inc., C 000072 17 and Rumsey v. Sun Bancorp, Inc., C 000071 17  (collectively, the “Complaints”) and were each filed on behalf of a putative class of the Company’s shareholders against the Company, its current directors and OceanFirst and Merger Sub. The Complaints generally allege that the Company’s board of directors breached its fiduciary duties by approving the Merger for inadequate consideration and through a flawed process. The Complaints also allege that the directors approved provisions in the Merger Agreement that constitute impermissible deal protection devices that allegedly preclude other bidders from making a successful competing offer for the Company, including, among others, a no solicitation provision that allegedly prevents other buyers from participating in discussions which may lead to a superior proposal, a matching rights provision that allows OceanFirst to match any competing proposal, and a provision that requires the Company to pay OceanFirst a termination fee of $17.0 million under certain circumstances. Plaintiffs further allege that OceanFirst and Merger Sub aided and abetted such alleged breaches.  Plaintiffs seek an order enjoining completion of the proposed Merger as well as unspecified money damages, costs and attorneys’ fees and expenses.  No liability or reserve has been recognized in the Company’s unaudited condensed consolidated statements of financial condition at June 30, 2017 with respect to these matters.

(12) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $8.7 million and $10.1 million at June 30, 2017 and December 31, 2016, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of June 30, 2017, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at June 30, 2017 and December 31, 2016 was $646 thousand and $611 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Reserves for Loans Sold

The Company maintains a reserve for estimated losses inherent with residential mortgage loans sold to third-party purchasers with recourse and potential repair requests for guaranteed loans sold to the Small Business Administration in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The recourse reserves for these loans at June 30, 2017 and December 31, 2016 was $1.6 million and is reported in other liabilities in the unaudited condensed consolidated statement of financial condition. The Company did not repurchase any loans during the year as of June 30, 2017 and made no recourse payments. Management believes this reserve level is sufficient to address potential recourse exposure.

(13) Fair Value of Financial Instruments

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

FASB ASC 820 requires the Company to disclose the fair value of financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
June 30, 2017	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$3,497	$3,497	$—	$—
U.S. Government agency mortgage-backed securities	267,442	—	267,442	—
Trust preferred securities	10,412	—	—	10,412
Collateralized loan obligations	—	—	—	—
Other securities	1,247	1,247	—	—
Hedged commercial loans	1,495	—	1,495	—
Interest rate swaps	989	—	989	—
Liabilities:
Fair value interest rate swaps	135	—	135	—
Interest rate swaps	992	—	992	—

December 31, 2016
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,498	$2,498	$—	$—
U.S. Government agency mortgage-backed securities	244,658	—	244,658	—
Trust preferred securities	9,851	—	—	9,851
Collateralized loan obligations	37,319	—	37,319	—
Other securities	1,360	1,360	—	—
Hedged commercial loans	1,634	—	1,634	—
Interest rate swaps	2,077	—	2,077	—
Liabilities:
Fair value interest rate swaps	165	—	165	—
Interest rate swaps	2,087	—	2,087	—

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

The cash flow model for the pooled issue owned by the Company at June 30, 2017 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 2.75% for the pooled security and 5.25% for the single issuer. An increase or decrease of three percentage points in the discount rate on the pooled issue would result in a decrease of $1.8 million or an increase of $2.4 million in the security fair value, respectively. An increase or decrease of three percentage points in the discount on the single issuer would result in a decrease of $902 thousand or an increase of $1.5 million in the security fair value, respectively.

The following provides details of the Level 3 fair value measurement activity for the three and six months ended June 30, 2017 and 2016:

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Investment Securities

	For the Three Months Ended June 30,
	2017	2016
Balance, beginning of period	$10,446	$9,719
Total gains, realized/unrealized:
Included in earnings	1	1
Included in accumulated other comprehensive income	(35)	(158)
Purchases	—	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers out of Level 3	—	—
Balance, end of period	$10,412	$9,562

	For the Six Months Ended June 30,
	2017	2016
Balance, beginning of period	$9,851	$10,175
Total gains, realized/unrealized:
Included in earnings	2	3
Included in accumulated other comprehensive income	559	(616)
Purchases	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers out of Level 3	—	—
Balance, end of period	$10,412	$9,562

There were no transfers between the three levels for the six months ended June 30, 2017 and 2016. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, loans held-for-sale, bank properties and equipment and bank properties transferred to other real estate owned at fair value on a non-recurring basis. At June 30, 2017 and 2016, these assets were valued in accordance with GAAP and, except for impaired loans included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820. The related changes in fair value for the six months ended June 30, 2017 and 2016 are as follows:

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets /
	Total	Level 1	Level 2	Level 3	Liabilities
June 30, 2017
Assets:
Impaired loans	$1,765	$—	$—	$1,765	$(104)

June 30, 2016
Assets:
Impaired loans	$3,529	$—	$—	$3,529	$(557)
Loans held-for-sale, at lower of cost or market	540	—	540	—	(474)

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

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. There were no impaired loans with specific reserves at both June 30, 2017 and 2016. There were no charge-offs recorded on impaired loans with a specific reserve during both the six months ended June 30, 2017, and 2016. Impaired loans held-for-investment with an aggregate carrying amount of $4.4 million and $3.5 million at June 30, 2017 and 2016, respectively, did not include specific reserves as the value of the underlying collateral was not below the carrying amount. However, these loans did include charge-offs of $104 thousand, none of which related to loans that were fully charged off at June 30, 2017 and $557 thousand, of which $5 thousand related to loans that were fully charged off at June 30, 2016.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned can also include bank properties transferred from operations. These assets are carried at the lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the six months ended June 30, 2017 and 2016, the Company did not record a decrease in fair value on either commercial or consumer properties.

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

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$22,086	$22,086	$19,645	$19,645
Interest-earning bank balances	105,745	105,745	114,563	114,563
Restricted cash	1,000	1,000	5,000	5,000
Investment securities available-for-sale	282,598	282,598	295,686	295,686
Investment securities held-to-maturity	250	250	250	250
Loans receivable, net	1,572,672	1,552,279	1,592,743	1,575,818
Hedged commercial loans(1)	1,495	1,495	1,634	1,634
Restricted equity investments	17,139	17,139	15,791	15,791
Interest rate swaps	989	989	2,077	2,077

Liabilities:
Demand deposits	$1,081,582	$1,053,894	$1,095,012	$1,070,680
Savings deposits	250,045	242,494	241,754	235,216
Time deposits	376,626	381,899	404,597	412,903
Advances from FHLBNY	85,317	86,191	85,416	85,703
Junior subordinated debentures	77,322	52,567	92,786	64,282
Fair value interest rate swaps	135	135	165	165
Interest rate swaps	992	992	2,087	2,087

(1)

Includes positive market value adjustment of $135 thousand and $165 thousand at June 30, 2017 and December 31, 2016, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

(14) Regulatory Matters

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

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of June 30, 2017 and December 31, 2016.

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		Minimum Capital Requirement with Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provision(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017:
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$344,418	21.41%	$128,694	8.00%	$148,802	9.25%	N/A
Sun National Bank	309,967	19.27	128,684	8.00	148,791	9.25	$160,856	10.00%
Tier 1 common equity capital (to risk- weighted assets):
Sun Bancorp, Inc.	260,819	16.21	72,390	4.50	92,498	5.75	N/A
Sun National Bank	294,376	18.30	72,385	4.50	92,492	5.75	104,556	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	317,278	19.72	96,521	6.00	116,630	7.25	N/A
Sun National Bank	294,376	18.30	96,513	6.00	116,620	7.25	128,684	8.00
Leverage capital:
Sun Bancorp, Inc.	317,278	14.70	86,353	4.00	N/A		N/A
Sun National Bank	294,376	13.64	86,325	4.00	N/A		107,906	5.00

December 31, 2016:
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$354,078	21.63%	$130,929	8.00%	$141,157	8.625%	N/A
Sun National Bank	324,196	19.85	130,664	8.00	140,872	8.625	$163,330	10.00%
Tier 1 common equity capital (to risk- weighted assets):
Sun Bancorp, Inc.	262,386	16.03	73,647	4.50	83,876	5.125	N/A
Sun National Bank	308,043	18.86	73,498	4.50	83,707	5.125	106,164	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	309,910	18.94	98,196	6.00	108,425	6.625	N/A
Sun National Bank	308,043	18.86	97,998	6.00	108,206	6.625	130,664	8.00
Leverage capital:
Sun Bancorp, Inc.	309,910	14.57	85,092	4.00	N/A		N/A
Sun National Bank	308,043	14.50	84,959	4.00	N/A		106,199	5.00

(1)	Conservation Buffer of 1.25% became effective as of January 1, 2017.
(2)	Not applicable for bank holding companies.

At June 30, 2017 and 2016, the Company and the Bank exceeded the required ratios for classification as “well capitalized.”

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

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to the Bank’s history of losses and retained deficit as of June 30, 2017, the Bank may not pay dividends; however, federal law permits the Bank to distribute cash or other assets to the Company through a reduction of capital, subject to approval by the OCC.  At such time as the retained deficit is eliminated, any proposed dividends from the Bank to the Company are subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. In the first quarter of 2017, the Bank applied for and received approval from the OCC to distribute $20 million to the Company as a return and reduction of capital. This distribution was completed in the first quarter of 2017.

Federal Deposit Insurance Corporation (“FDIC”) assessment expense of $167 thousand and $240 thousand was recognized during the three months ended June 30, 2017 and 2016, respectively, and $327 thousand and $700 thousand was recognized during the six months ended June 30, 2017 and 2016, respectively.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. The redemption of trust preferred securities during the second quarter of 2017 reduced the Company’s Tier 2 capital only, and thus only impacted the Company’s total risk-based capital ratio. At June 30, 2017, $63.5 million of a total of $75.0 million in capital securities qualified as Tier 1 with $11.5 million qualifying as Tier 2 capital.

(15) Dividends:

On July 25, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share payable on September 6, 2017 to shareholders on record as of August 22, 2017.

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

•	our ability to continue to pay dividends;
•	the ability of the Company or OceanFirst to obtain regulatory approvals and meet other closing conditions to the Merger, including approval of the Merger by each party’s shareholders;
•	a potential delay in closing the Merger;
•	the potential impact of announcement or consummation of the Merger on relationships with third parties, including customers, employees, and competitors,
•	future financial and operating results of OceanFirst, the Company or the combined institution following the Merger;
•	our ability to recapture the remaining benefits of our deferred tax asset; and
•	our success at managing the risks involved in the foregoing.

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

Core Deposits:

Core deposits are calculated by excluding time deposits and brokered deposits from total deposits. The following table provides a reconciliation of core deposits to GAAP total deposits at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Total deposits	$1,708,253	$1,741,363
Less: Time deposits	364,132	367,404
Less: Brokered time deposits	12,494	37,193
Core deposits	$1,331,627	$1,336,766

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in the tables are in thousands)

General Overview

The Company is a bank holding company headquartered in Mount Laurel, New Jersey, with its principal subsidiary being Sun National Bank. The Company’s principal business is to serve as a holding company for the Bank. At June 30, 2017, the Company had total assets of $2.22 billion, total liabilities of $1.89 billion and total shareholders’ equity of $325.1 million. The Company reported net income available to common shareholders of $1.5 million, or $0.08 per diluted share, and $2.9 million, or $0.15 per diluted share for the three and six months ended June 30, 2017, respectively.

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

As a result of the implementation and completion of the Restructuring Plan in 2015, the Company’s primary lending focus is now centered around commercial relationships, specifically commercial real estate, multi-family and commercial and industrial loan originations. The Company will also selectively partner with high quality banks for loan participation opportunities.  The Company continues to focus on enhancing its brand and building a relationship-based deposit gathering strategy which the Company anticipates will generate additional deposit-related income from service charges, cash management and related commercial banking products and services.

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

The U.S. economy has experienced moderate expansion with a post-election increase in positive business and consumer sentiment presenting a potential upside for growth. Inflation has been low in 2017. However, tighter labor markets could potentially generate higher inflation. Interest rates have been increasing, but remain near historical lows with a strong market expectation for an additional increase in late 2017 or the first quarter of 2018. The unemployment rate in the U.S. was 4.4% in June 2017, which is a decrease from 4.7% in December 2016. Based upon initial estimates, the U.S. gross domestic product (“GDP”) for the second quarter of 2017 increased at an annual rate of 2.6% as compared to a 1.2% increase in the first quarter of 2017. The increase in GDP was driven primarily by improvements in consumer spending. Fixed investment improved slightly, while residential investment declined. The economy has expanded for eight consecutive years since the recession due mainly to a strong labor market, which has increased incomes as well as the demand for consumer goods and services.  At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank, economic conditions continued to expand in the second quarter of 2017, but at a slower pace than the previous quarter.  The South Jersey Business Survey indicates that business expectations are at high levels, including the six-month forecast for employment. In Northern New Jersey, business activity is expected to continue to increase at a modest pace. New Jersey’s unemployment rate decreased to 4.1% as of June 2017, the lowest since May 2007, from 4.2% as of March 31, 2017 and 4.7% as of December 2016.

At its meeting in June 2017, the Federal Open Market Committee (the “FOMC”) increased the Federal Funds target rate from 1% to 1.25%.  The rate was unchanged at the July 2017 FOMC meeting. At the July meeting, the FOMC stated that it expects to begin implementing its balance sheet normalization program relatively soon, provided that the economy evolves as anticipated. It is anticipated that the FOMC could increase the target rate one additional time later in 2017 as the economy gains momentum and inflation increases modestly. The FOMC stated that economic activity should continue to expand at a moderate pace, labor market conditions will strengthen and inflation will stabilize around 2%, over the medium term. In determining whether to raise the target rate in the future, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2% inflation.

The economy continues to experience uncertainty in some sectors, and, together with the challenging regulatory environment and the uncertainty around policy changes by the President and Congress, it will continue to affect the Company and the markets in which it does business and may adversely impact the Company’s results in the future. The discussion herein provides further detail on the financial condition and results of operations of the Company at and for the three and six months ended June 30, 2017.

Merger Agreement with OceanFirst

On June 30, 2017, the Company entered into the Merger Agreement with OceanFirst, the parent company of OceanFirst Bank and Merger Sub, a wholly-owned subsidiary of OceanFirst. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving entity, and immediately following the First-Step Merger, the Company will merge with and into OceanFirst, with OceanFirst as the surviving entity. It is anticipated that immediately following the consummation of the Merger, the Bank will merge with and into OceanFirst Bank, with OceanFirst Bank as the surviving bank. Upon completion of the Merger, each outstanding share of Company common stock will be converted into the right to receive, at the election of each Company shareholder, the Cash Consideration or the Stock Consideration, subject to an allocation and proration procedure.  The amount of Cash Consideration to be received for a share of Company stock is based on a formula designed to equal the sum of (A) $3.78 plus (B) the product of 0.7884 multiplied by the OceanFirst Share Closing Price.  The Merger Agreement provides that the aggregate amount of Cash Consideration will not exceed the product of (x) $3.78 and (y) the total number of shares of the Company’s common stock issued and outstanding immediately prior to the effective time of the First-Step Merger. The Stock Consideration to be received for a share of Company stock will be equal to the quotient of (A) the Cash Consideration divided by (B) the OceanFirst Share Closing Price. The Merger was unanimously approved by the boards of directors of each of the Company and OceanFirst in June 2017.

The Merger Agreement contains customary representations and warranties from both the Company and OceanFirst, each with respect to its and its subsidiaries’ businesses. Each party has also agreed to customary covenants, including, among others, covenants relating to (1) the conduct of its business during the interim period between the execution of the Merger Agreement and the effective time of the First-Step Merger, (2) the obligation of the Company to call a meeting of its shareholders to adopt the Merger Agreement, and, subject to certain exceptions, to recommend that its shareholders adopt the Merger Agreement, (3) the obligation of OceanFirst to call a meeting of its shareholders to adopt the  Merger Agreement, and, subject to certain exceptions, to recommend that its shareholders adopt the Merger Agreement, and to approve the issuance of the shares of OceanFirst Common Stock in connection with the First-Step Merger, and (4) the Company’s non-solicitation obligations relating to alternative acquisition proposals.   The Company and OceanFirst have agreed to use their reasonable best efforts to prepare and file all applications, notices, and other documents to obtain all necessary consents and approvals for consummation of the transactions contemplated by the Merger Agreement. Simultaneously with the execution of the Merger Agreement, certain of the Company’s shareholders have entered into voting and support agreements with OceanFirst pursuant to which each has agreed to vote in favor of the Merger.

The consummation of the Merger is subject to customary closing conditions, including (1) receipt of the requisite approvals of the Company shareholders and the OceanFirst shareholders, (2) receipt of all required regulatory approvals, (3) the absence of any law or order prohibiting the consummation of the Merger, (4) the effectiveness of the registration statement to be filed by OceanFirst with the SEC with respect to the OceanFirst Common Stock to be issued in the First-Step Merger, and (5) authorization for listing on the NASDAQ Global Select Market of the shares of OceanFirst Common Stock to be issued in the First-Step Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other customary conditions, including (a) the accuracy of the representations and warranties of the other party, subject to certain materiality standards, (b) compliance in all material respects by the other party with its covenants and (c) receipt by such party of an opinion from such party’s counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended,

The Merger Agreement provides certain termination rights for each of OceanFirst and the Company, and further provides that if the Merger Agreement is terminated under certain circumstances, the Company or OceanFirst, as applicable, will be obligated to pay the other party a termination fee equal to $17.0 million.

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

Financial Condition

Total assets declined to $2.22 billion at June 30, 2017 as compared to $2.26 billion at December 31, 2016, mainly due to a decrease in net loans receivable as well as investment securities. Total loans, net of allowance for loan losses, decreased by $20.2 million, or 1.3%, to $1.57 billion at June 30, 2017, as compared to $1.59 billion at December 31, 2016.  Specifically, from December 31, 2016 to June 30, 2017, owner occupied commercial real estate loan growth totaled $18.8 million and, commercial and industrial loan growth totaled $15.4 million, while non-owner occupied commercial real estate loans declined by $31.8 million during the same time period. The growth in the owner occupied commercial real estate loan portfolio is consistent with the Company’s strategic focus on lending in this sector. The Company’s commercial and industrial loan portfolio increase during 2017 is primarily due to loan originations in excess of paydowns. The decline in the Company’s non-owner occupied commercial real estate loan origination and refinancing activity during  the first six months of 2017 is due primarily to higher interest rates. Consumer loans fell by $23.1 million from December 31, 2016 to June 30, 2017 in accordance with the Company’s strategic plan to focus on commercial lending.

Investment securities available-for-sale decreased by $13.12 million, or 4.4%, from $295.7 million at December 31, 2016 to $282.6 million at June 30, 2017 due primarily to asset-backed securities sales of $13.5 million. Cash and cash equivalents decreased by $6.4 million, or 4.8%, to $127.8 million at June 30, 2017 as compared to $134.2 million at December 31, 2016.

The net deferred tax asset decreased by $2.1 million, or 4.1%, to $49.4 million at June 30, 2017 from $51.6 million at December 31, 2016. The Company maintains a valuation allowance of $73.2 million against the remaining portion of its gross deferred tax asset at June 30, 2017, unchanged from December 31, 2016. Upon consideration of several quantitative and qualitative factors, the Company determined that it was more likely than not that the full deferred tax asset would not be realized as of June 30, 2017. The Company will continue to assess the potential for reversal of the valuation allowance on a quarterly basis.

Total liabilities decreased by $50.8 million, or 2.6%, to $1.89 billion at June 30, 2017, compared to $1.94 billion at December 31, 2016. The decrease in total liabilities is primarily attributable to a decrease of $33.1 million in total deposits to $1.71 billion at June 30, 2017, as compared to $1.74 billion at December 31, 2016, as well as the redemption of $15.5 million in junior subordinated debentures, which were redeemed on June 30, 2017.  Deposits declined primarily as a result of a reduction of $28.0 million in time deposits at June 30, 2017, reflecting in part planned declines of deposits that are not considered longer term customer relationship accounts, including wholesale brokered deposits.

The Company’s allowance for loan losses was $14.9 million, or 0.94% of gross loans, at June 30, 2017 and $15.5 million, or 0.97% of gross loans, at December 31, 2016.  There was a negative provision for loan loss of $831 thousand recorded during the three months ended June 30, 2017.  The Company’s continued focus on asset quality, combined with continued improvement in the economy has resulted in improvement in the Company’s historical loss severity.  The resulting decrease in the allowance for loan losses reflects the impact of the improved loss severity, specifically in the consumer portfolio and net recoveries of $234 thousand during the six months ended June 30, 2017. Across the commercial and consumer loan portfolios, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place to absorb losses inherent in these loan portfolio.

Shareholders’ equity increased by $5.4 million to $325.1 million at June 30, 2017 as compared to $319.7 million at December 31, 2016 primarily due to net income of $2.9 million during the six months ended June 30, 2017 and a decrease in treasury stock of $1.3 million from stock issuances pursuant to the Company’s equity compensation plans.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at June 30, 2017 and December 31, 2016.

Table 1: Summary of Non-performing Assets and TDRs

	June 30, 2017	December 31, 2016
Non-performing assets:
Non-accrual loans held-for-investment	$2,934	$1,697
Troubled debt restructuring, non-accruing	1,501	1,404
Total non-performing assets	$4,435	$3,101

Total non-performing assets increased by $1.3 million to $4.4 million at June 30, 2017 from $3.1 million at December 31, 2016 mainly due to residential mortgage loans totaling $1.3 million entering non-accrual status during the six months ended June 30, 2017.

Real estate owned, net, was zero at June 30, 2017.  The Company did not transfer any balances from loans into real estate owned during the quarter ended June 30, 2017.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

Overview. The Company’s net income available to shareholders for the three months ended June 30, 2017 was $1.5 million, or $0.08 per diluted share, compared to net income of $3.0 million, or $0.16 per diluted share, for the corresponding period in 2016. The Company’s results in the second quarter of 2017 continue to reflect the benefit of its focus on increasing the commercial loan portfolio and on expense management. During the three months ended June 30, 2017 and June 30, 2016, the Company recorded a negative provision for loan losses of $831 thousand and $1.7 million, respectively.

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

Net interest income remained steady at $14.9 million for the three months ended June 30, 2017 and 2016.

During the three months ended June 30, 2017 and 2016, the Company’s investment portfolio did not include tax exempt loans or investments.  Therefore, no tax equivalent adjustments were required in either period.

Interest income increased by $753 thousand, or 4.3%, from $17.5 million for the three months ended June 30, 2016, to $18.3 million for the three months ended June 30, 2017. Interest income on loans increased by $558 thousand for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, due primarily to an increase in interest from commercial loans of $1.1 million from the prior year period due to growth in the Company’s commercial and industrial loan and owner occupied commercial real estate loan portfolios, partially offset by a decrease of $523 thousand in interest income on consumer loans as a result of the continuing planned decline in the Company’s consumer loan portfolio. The average balance of loans receivable increased by $30.9 million, or 2.0% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, driven by a $91.1 million increase in the average commercial loan balance, partially offset by a reduction in the average balance of the consumer loan of $60.2 million, or 16.0%. The average yield on loans receivable increased by six basis points from the three months ended June 30, 2016 to the three months ended June 30, 2017 which reflects the increase in the commercial loan portfolio as well as increased market interest rates.  Average investment securities increased by $15.1 million, or 5.1%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, which when combined with the increase in the average yield of three basis points during the same time period, resulted in an increase in interest income on investment securities of $108 thousand.

Interest expense increased by $762 thousand for the three months ended June 30, 2017, as compared to the corresponding period in 2016.  Interest expense on time deposits increased by $199 thousand for the three months ended June 30, 2017 as compared to the corresponding period in 2016, mainly due to an increase in the average balance of time deposits of $16.2 million and an increase in the average cost of time deposits of 17 basis points during this time period. The increase in the average cost of time deposits reflects an increase in the market interest rates.  Additionally, interest expense on borrowings increased by $526 thousand for the three months ended June 30, 2017 as compared to the corresponding period in 2016. This is primarily the result of the acceleration of $415 thousand of deferred issuance costs related to the redemption of two tranches of trust preferred securities totaling $41.2 million, which were fully redeemed during June and July of 2017. The impact of this increase was partially offset by a decrease in average borrowings of $781 thousand for the three months ended June 30, 2017 to $184.1 million, from $184.9 million for the three months ended June 30, 2016 as the average FHLBNY balance declined by $195 thousand and the average capital lease obligations declined by $416 thousand.

The interest rate spread and net interest margin for the three months ended June 30, 2017 were 2.72% and 2.96%, respectively, compared to 2.80% and 2.98%, respectively, for the corresponding period in 2016. The decrease in net interest margin is due primarily to the increase in the cost of interest-bearing liabilities of 21 basis points, partially offset by an increase in the average yield on interest-earning assets of 13 basis points. During the second quarter, the Bank accelerated $415 thousand of deferred issuance costs related to two tranches of trust preferred securities, totaling $40.0 million, which were fully redeemed during June and July of 2017. This acceleration of costs reduced net interest margin by nine basis points in the second quarter of 2017. Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income and interest expense as well as yield and cost information for the three months ended June 30, 2017 and 2016. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

	For the Three Months Ended June 30,
	2017			2016
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable (1), (2)
Commercial	$1,288,517	$13,221	4.10%	$1,197,368	$12,141	4.06%
Home equity and other	114,330	1,271	4.45	136,330	1,431	4.20
Residential real estate	202,659	1,731	3.42	240,884	2,094	3.48
Total loans receivable	1,605,506	16,223	4.04	1,574,582	15,666	3.98
Investment securities	311,935	1,781	2.28	296,811	1,673	2.25
Interest-earning bank balances	93,305	248	1.06	125,856	159	0.51
Total interest-earning assets	2,010,746	18,252	3.63	1,997,249	17,498	3.50

Total non-interest-earning assets	221,231			182,151
Total assets	$2,231,977			$2,179,400
Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposit	$661,415	402	0.24%	$700,857	$382	0.22%
Savings deposits	246,895	211	0.34	239,079	192	0.32
Time deposits	389,869	1,081	1.11	373,716	882	0.94
Total interest-bearing deposit accounts	1,298,179	1,694	0.52	1,313,652	1,456	0.44
Long-term borrowings:
FHLBNY Advances	85,334	430	2.02	85,529	429	2.01
Obligations under capital lease	6,127	105	6.85	6,543	112	6.85
Junior subordinated debentures	92,616	1,161	5.01	92,786	629	2.71
Total borrowings	184,077	1,696	3.69	184,858	1,170	2.53
Total interest-bearing liabilities	1,482,256	3,390	0.91	1,498,510	2,626	0.70
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	409,694			393,922
Other liabilities	14,108			24,451
Total non-interest-bearing liabilities	423,802			418,373
Total liabilities	1,906,058			1,916,883

Shareholders' equity	325,919			262,517
Total liabilities and shareholders' equity	$2,231,977			$2,179,400
Net interest income		$14,862			$14,872
Interest rate spread (3)			2.72%			2.80%
Net interest margin (4)			2.96%			2.98%
Ratio of average interest-earning assets to average interest-bearing liabilities			136%			133%

(1)	Average balances include non-accrual loans.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended June 30, 2017 vs. 2016
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial	$945	$135	$1,080
Home equity and other	(240)	80	(160)
Residential real estate	(326)	(37)	(363)
Total loans receivable	379	178	557
Investment securities	83	25	108
Interest-earning deposits with banks	(50)	139	89
Total interest-earning assets	412	342	754
Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(21)	41	20
Savings deposits	6	13	19
Time deposits	39	160	199
Total interest-bearing deposit accounts	24	214	238
Long-term borrowings:
FHLBNY advances	(1)	1	—
Obligations under capital lease	(7)	—	(7)
Junior subordinated debentures	(1)	534	533
Total borrowings	(9)	535	526
Total interest-bearing liabilities	15	749	764
Net change in net interest income	$397	$(407)	$(10)

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

Provision for Loan Losses. The Company recorded a negative provision for loan losses during the three months ended June 30, 2017 and 2016 of $831 thousand and $1.7 million, respectively, reflecting a reduction in historical loss factors in the consumer loan portfolio, loan paydowns and net recoveries of $59 thousand during that period.  The ratio of allowance for loan losses to gross loans held-for-investment was 0.94% at June 30, 2017, as compared to 1.02% at June 30, 2016.  Net recoveries for the three months ended June 30, 2017 were $59 thousand as compared to net charge-offs of $378 thousand during the three months ended June 30, 2016. See “Financial Condition” above.

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

Non-Interest Income. Non-interest income decreased by $774 thousand to $3.0 million for the three months ended June 30, 2017 as compared to $3.8 million for the three months ended June 30, 2016. This decrease was primarily attributable to a $387 thousand gain on the sale of Class B Visa stock recorded during the three months ended June 30, 2016 in addition to a $251 thousand decrease in deposit service charges and fees and a $211 thousand reduction in investments products income from the prior year period, both due to reduced transaction volume.

Non-Interest Expense. Non-interest expense decreased by $777 thousand to $16.3 million for the three months ended June 30, 2017 as compared to $17.1 million for the three months ended June 30, 2016. This decrease was primarily due to decreases in salaries and employee benefits of $367 thousand, data processing expense of $164 thousand, insurance expense of $148 thousand, advertising expense of $47 thousand and problem loan expense of $117 thousand during the three months ended June 30, 2017. In addition, there was a decrease of $695 thousand in other expenses primarily related to recourse reserves of $254 thousand, a litigation accrual of $103 thousand and a sales and use tax accrual of $150 thousand recorded during the three months ended June 30, 2016. These decreases were partially offset by increases in occupancy expenses of $108 thousand, equipment expenses of $74 thousand and professional fees of $580 thousand, which includes $400 thousand of Merger related expenses recorded in the second quarter of 2017.  The decrease in insurance expense was mainly a result of lower rates on deposit insurance premiums.  The decline in salaries and employee benefits is attributed to a reduction in workforce, while the decline in data processing expense is due to efforts to rationalize and restructure the Company’s computing infrastructure.

Income Tax Expense. Income tax expense increased by $651 thousand to $950 thousand for the three months ended June 30, 2017 from $299 thousand for the three months ended June 30, 2016. The increase in income tax expense from the prior year is due to the partial reversal of the Company’s deferred tax asset valuation allowance at December 31, 2016. As a result, the Company began recording income tax expense on its earnings in the first quarter 2017. The deferred tax asset balance and the related valuation allowance will decrease as the Company generates net income. In addition, during the three months ended June 30, 2017, the Company had non-deductible expenses related to the Merger. The income tax expense in the second quarter of 2016 relates primarily to the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets which was first recorded in the first quarter of 2013. This tax amortization was ended in 2016 upon the recording of the valuation allowance reversal.

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

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

Overview. The Company’s net income available to shareholders for the six months ended June 30, 2017 was $2.9 million, or $0.15 per diluted share, compared to net income of $3.8 million, or $0.20 per diluted share, for the corresponding period in 2016. The Company’s results in the first six months of 2017 continue to reflect the benefit of its focus on increasing the commercial loan portfolio and on expense management. During the six months ended June 30, 2017 and June 30, 2016, the Company recorded a negative provision for loan losses of $831 thousand and $1.7 million, respectively.

Net Interest Income.  Net interest income increased by $276 thousand to $29.6 million for the six months ended June 30, 2017, from $29.4 million for the six months ended June 30, 2016. The increase in net interest income is primarily due to the overall increase in the Company’s balance sheet, particularly in the average balance of the Company’s commercial loan portfolio and the average balance of investment securities, while the net interest margin remained relatively consistent. During the six months ended June 30, 2017 and 2016, the Company’s investment portfolio did not include tax exempt loans or investments.  Therefore, no tax equivalent adjustments were required in either period.

Interest income increased by $1.5 million, or 4.4%, from $34.4 million for the six months ended June 30, 2016, to $35.9 million for the six months ended June 30, 2017. Interest income on loans increased by $1.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, due primarily to an increase in interest on commercial loans of $2.3 million due to growth in the Company’s commercial and industrial loan and owner occupied commercial real estate portfolios, partially offset by a decrease of $1.1 million in interest income on consumer loans as a result of the continuing planned decline in the Company’s consumer loan portfolio. The average balance of loans receivable increased by $39.9 million, or 2.6% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, driven by a $100.9 million increase in the average commercial loan balance, partially offset by a reduction in the average balance of the consumer loan portfolio of $61.0 million, or 15.9%.  The average yield on loans receivable increased five basis points from the six months ended June 30, 2016 to the six months ended June 30, 2017, which reflects the increase in the commercial loan portfolio as well as increased market interest rates. Average investment securities increased by $14.1 million, or 4.8%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, which when combined with the increase in the average yield of two basis points during the same time period, resulted in an increase in interest income on investment securities of $198 thousand.

Interest expense increased by $1.2 million for the six months ended June 30, 2017 as compared to the corresponding period in 2016.  Interest expense on time deposits increased by $531 thousand for the six months ended June 30, 2017 as compared to the corresponding period in 2016, mainly due to an increase in the average balance of time deposits of $35.8 million and an increase in the average cost of time deposits of 19 basis points during this period due to an increase in market interest rates.  Additionally, interest expense on borrowings increased by $607 thousand for the six months ended June 30, 2017, as compared to the corresponding period in 2016. This is primarily the result of the acceleration of $415 thousand of deferred issuance costs related to the redemption of two tranches of trust preferred securities totaling $40.0 million, which were fully redeemed during June and July of 2017. The impact of this increase was partially offset by a decrease in average borrowings of $691 thousand for the six months ended June 30, 2017 to $184.2 million, from $185.0 million for the six months ended June 30, 2016 as in the average FHLBNY balance of $194 thousand and the average capital lease obligations declined by $412 thousand.

The interest rate spread and net interest margin for the six months ended June 30, 2017 were 2.72% and 2.94%, respectively, compared to 2.77% and 2.94%, respectively, for the corresponding period in 2016. Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income and interest expense as well as yield and cost information for the six months ended June 30, 2017 and 2016. Average balances are derived from daily balances.

Table 4: Average Balance Sheets

	For the Six Months Ended June 30,
	2017			2016
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable (1), (2)
Commercial	$1,279,580	$25,838	4.04%	$1,178,645	$23,570	4.00%
Home equity and other	116,136	2,529	4.36	139,074	2,928	4.21
Residential real estate	206,061	3,530	3.43	244,168	4,199	3.44
Total loans receivable	1,601,777	31,897	3.98	1,561,887	30,697	3.93
Investment securities	310,108	3,588	2.31	295,963	3,390	2.29
Interest-earning bank balances	101,064	462	0.91	136,965	345	0.50
Total interest-earning assets	2,012,949	35,947	3.57	1,994,815	34,432	3.45

Total non-interest-earning assets	223,409			182,792
Total assets	$2,236,358			$2,177,607
Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposit	$664,268	$791	0.24%	$706,214	$741	0.21%
Savings deposits	243,669	412	0.34	234,102	361	0.31
Time deposits	398,556	2,177	1.09	362,744	1,646	0.91
Total interest-bearing deposit accounts	1,306,493	3,380	0.52	1,303,060	2,748	0.42
Long-term borrowings:
FHLBNY Advances	85,359	853	2.00	85,553	860	2.01
Obligations under capital lease	6,180	212	6.86	6,592	226	6.86
Junior subordinated debentures	92,701	1,868	4.03	92,786	1,240	2.67
Total borrowings	184,240	2,933	3.18	184,931	2,326	2.52
Total interest-bearing liabilities	1,490,733	6,313	0.85	1,487,991	5,074	0.68
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	406,340			405,630
Other liabilities	14,689			23,042
Total non-interest-bearing liabilities	421,029			428,672
Total liabilities	1,911,762			1,916,663

Shareholders' equity	324,596			260,944
Total liabilities and shareholders' equity	$2,236,358			$2,177,607
Net interest income		$29,634			$29,358
Interest rate spread (3)			2.72%			2.77%
Net interest margin (4)			2.94%			2.94%
Ratio of average interest-earning assets to average interest-bearing liabilities			135%			134%
(1)	Average balances include non-accrual loans.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Six Months Ended June 30, 2017 vs. 2016
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial	$2,039	$229	$2,268
Home equity and other	(495)	96	(399)
Residential real estate	(652)	(17)	(669)
Total loans receivable	892	308	1,200
Investment securities	162	36	198
Interest-earning deposits with banks	(107)	224	117
Total interest-earning assets	947	568	1,515
Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(45)	95	50
Savings deposits	16	35	51
Time deposits	175	356	531
Total interest-bearing deposit accounts	146	486	632
Long-term borrowings:
FHLBNY advances	(2)	(5)	(7)
Obligations under capital lease	(14)	—	(14)
Junior subordinated debentures	(1)	629	628
Total borrowings	(17)	624	607
Total interest-bearing liabilities	129	1,110	1,239
Net change in net interest income	$818	$(542)	$276
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

Provision for Loan Losses. The Company recorded a negative provision for loan losses during the six months ended June 30, 2017 and 2016 of $831 thousand and $1.7 million, respectively, reflecting a reduction in the historical loss factors in the consumer loan portfolio, loan paydowns and net recoveries of $234 thousand during that period.  The ratio of allowance for loan losses to gross loans held-for-investment was 0.94% at June 30, 2017, as compared to 1.02% at June 30, 2016.  Net recoveries for the six months ended June 30, 2017 were $234 thousand as compared to net charge-offs of $435 thousand during the six months ended June 30, 2016. See “Financial Condition” above.

The negative provision recorded is the amount deemed appropriate by management based on the current risk profile of the portfolio to absorb losses existing at the balance sheet date. At least monthly, management performs an analysis to identify the inherent risk of loss in the Company’s loan portfolio. This analysis includes a qualitative evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, delinquencies, and other factors.   Additionally, management updates the migration analysis and historic loss and recovery experience on a quarterly basis.  As the charge-off levels continue to decline, the loss severity in the Company’s allowance for loan losses calculation has declined accordingly, thereby resulting in no provision reductions.

Non-Interest Income. Non-interest income decreased by $505 thousand to $6.4 million for the six months ended June 30, 2017 as compared to $6.9 million for the six months ended June 30, 2016. This decrease was primarily attributable to a $387 gain on the sale of Class B Visa shares recorded during the six months ended June 30, 2016. In addition, there was a $429 thousand decrease in deposit service charges and a $303 thousand reduction in investments products income, both due to reduced transaction volume, partially offset by $576 thousand of loan related fees for two relationships recorded during the six months ended June 30, 2017.

Non-Interest Expense. Non-interest expense decreased by $1.2 million to $32.4 million for the six months ended June 30, 2017 as compared to $33.6 million for the six months ended June 30, 2016. This decrease was primarily due to decreases in insurance expense of $541 thousand, salaries and employee benefits of $548 thousand, and data processing expense of $333 thousand, partially offset by increases in equipment expense of $140 thousand and occupancy expense of $120 thousand.  The decrease in insurance expense was mainly a result of lower rates on deposit insurance premiums.  The decline in salaries and employee benefits is attributed to a reduction in workforce, while the decline in data processing expense is due to efforts to rationalize and restructure the Company’s computing infrastructure.

Income Tax Expense. Income tax expense increased by $1.1 million to $1.7 million for the six months ended June 30, 2017 from $598 thousand for the six months ended June 30, 2016. The increase in income tax expense from the prior year is due to the partial reversal of the Company’s deferred tax asset valuation allowance at December 31, 2016. As a result, the Company began recording income tax expense on its earnings in 2017. The deferred tax asset balance and the related valuation allowance will decrease as the Company generates net income. In addition, during the six months ended June 30, 2017, the Company had non-deductible expenses related to the Merger. The income tax expense during the six months ended 2016 relates primarily to the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets which was first recorded in the first quarter of 2013. This tax amortization was ended in 2016 upon the recording of the valuation allowance reversal.

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

Total deposits decreased by $33.1 million to $1.71 billion at June 30, 2017, as compared to $1.74 billion at June 30, 2016.  This reduction reflects the prior year impact of the repricing of certain non-relationship retail deposits. The Company has secured borrowing capacity with the Federal Reserve Bank of approximately $95.5 million, of which none was utilized as of June 30, 2017, and the FHLBNY of approximately $163.8 million, of which $85.3 million was utilized as of June 30, 2017. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $15.0 million, of which none were utilized as of June 30, 2017. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of June 30, 2017, the Company had a par value of $196.1 million and $109.0 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company’s primary uses of funds are loan originations, securities purchases, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the twelve months ending June 30, 2018 total $249.0 million, or approximately 66.1% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

Cash inflows from lending activities totaled $21.2 million for the six months ended June 30, 2017, compared to cash outflows of $16.6 million for the six months ended June 30, 2016 due primarily to repayment activity outpacing our originations. Loan originations declined during the six month period compared to the prior year period, particularly with respect to non-owner occupied real estate.  In addition, the consumer loan portfolio declined by $12.0 million during the six months ending June 30, 2017, due to the Bank no longer originating consumer loans.   We also experienced cash outflows from the net decline in deposits during the six months ended June 30, 2017 and the redemption of $15.5 million of junior subordinated debentures at June 30, 2017.  The cash inflows from our lending activities combined with cash on hand funded the deposit outflows and the redemption.

During the six months ended June 30, 2017, investment purchases totaled $44.4 million, proceeds from pay downs were $44.7 million and proceeds from sales of available-for-sale securities were $13.7 million.

The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs. At June 30, 2017, the Company had $105.5 million of cash held at the FRB, as compared to $114.6 million at December 31, 2016. The reduction in excess liquidity reflects the Company’s efforts to strategically deploy its excess liquidity, which the Company expects to continue throughout the remainder of 2017.

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

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of June 30, 2017:

Table 4: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		Minimum Capital Requirement with Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provision(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$344,418	21.41%	$128,694	8.00%	$148,802	9.25%	N/A
Sun National Bank	309,967	19.27	128,684	8.00	148,791	9.25	$160,856	10.00%
Tier 1 common equity capital (to risk- weighted assets):
Sun Bancorp, Inc.	260,819	16.21	72,390	4.50	92,498	5.75	N/A
Sun National Bank	294,376	18.30	72,385	4.50	92,492	5.75	104,556	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	317,278	19.72	96,521	6.00	116,630	7.25	N/A
Sun National Bank	294,376	18.30	96,513	6.00	116,620	7.25	128,684	8.00
Leverage capital:
Sun Bancorp, Inc.	317,278	14.70	86,353	4.00	N/A		N/A
Sun National Bank	294,376	13.64	86,325	4.00	N/A		107,906	5.00

(1)	Conservation Buffer of 1.25% became effective January 1, 2017.
(2)	Not applicable for bank holding companies.

At June 30, 2017, the Bank exceeded all regulatory capital requirements, including the Conservation Buffer of 1.25%. If the fully phased in conservation buffer of 2.5% were in effect at June 30, 2017, the Company would be in compliance.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company.  The redemption of trust preferred securities during the second quarter of 2017 reduced the Company’s Tier 2 capital only, and thus only impacted the Company’s total risk-based capital ratio.  At June 30, 2017, $63.5 million of a total of $75.0 million in capital securities qualified as Tier 1 with $11.5 million qualifying as Tier 2.

Dividend Restrictions

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained net income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to the Bank’s history of losses and retained deficit as of June 30, 2017, the Bank may not pay dividends; however, federal law permits the Bank to distribute cash or other assets to the Company through a reduction of capital, subject to approval by the OCC. At such time as the retained deficit is eliminated, any proposed dividends from the Bank to the Company are subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under FDICIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice.

In the first quarter of 2017, the Bank applied for and received approval from the OCC to distribute $20 million to the Company as a return and reduction of capital. The Company used the cash distributed for general corporate purposes, including the redemption of trust preferred securities, as described above.

Pursuant to the terms of the Merger Agreement, we may not pay quarterly cash dividends in excess of $0.01 per share of common stock or repurchase shares of the Company’s common stock without the consent of OceanFirst. OceanFirst has agreed not to unreasonably withhold any such consent.

Volcker Rule

On December 10, 2013, the FRB, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in Section 619 of the Dodd-Frank Act. The Dodd-Frank Act provided that banks and bank holding companies were required to conform their activities and investments by July 21, 2014, however, the FRB has extended the conformance period until July 21, 2017.

On January 14, 2014, the five federal agencies, including the FRB and OCC, approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At June 30, 2017, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $7.2 million. This pool was included in the list of non-exclusive issuers that meet the requirements of the interim final rule released by the agencies and therefore was not required to be sold by the Company.

At June 30, 2017, the Bank had no investment securities which are not compliant with the provisions of the Volcker Rule.

At June 30, 2017, the Bank had one non-rated single issuer security with an amortized cost and an estimated fair value of $3.2 million. This security is not subject to the provisions of the Volcker Rule.

See Note 14 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at June 30, 2017 was $8.7 million and the portion of the exposure not covered by collateral was approximately $1.1 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at June 30, 2017 and December 31, 2016 was $646 thousand and $611 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

The Company maintains reserves for residential mortgage loans and small business loans sold with recourse to third-party purchasers which are reported in other liabilities in the unaudited condensed consolidated statements of financial condition. The Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The recourse reserves for these loans were $1.7 million and $1.6 million at June 30, 2017 and December 31, 2016, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

Interest rate, credit and operational risks are among the most significant market risks impacting the performance of the Company. The Company and the Bank have an Asset Liability Committee (“ALCO”), composed of senior management representatives from a variety of areas within the Company. The Company and the Bank also have an ALCO composed of members of the Company’s Board of Directors. ALCO devises strategies and tactics to maintain the net interest income of the Company within acceptable ranges over a variety of interest rate scenarios. Should the Company’s risk modeling indicate an undesired exposure to changes in interest rates, there are a number of remedial options available including changing the investment portfolio characteristics, and changing loan and deposit pricing strategies. Two of the tools used in monitoring the Company’s sensitivity to interest rate changes are gap analysis and net interest income simulation.  Pursuant to the terms of the Merger Agreement, the Company may not materially restructure or materially change its interest rate exposure, without the consent of OceanFirst. OceanFirst has agreed not to unreasonably withhold any such consent.

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

At June 30, 2017, the Company’s gap analysis showed an asset-sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $203.2 million representing a positive one-year gap ratio of 9.2%. This is an increase from negative 3.3% at December 31, 2016 as the cumulative gap increased from negative $75.6 million at December 31, 2016. The increase in the cumulative gap as a percentage of total assets at June 30, 2017compared to December 31, 2016 is primarily due to a shift in the maturities of loans receivable from over one year to under one year during the six months ended June 30, 2017. Additionally, a reduction in total deposits along with the early redemption of $15.5 million of trust preferred securities in June 2017caused a decline in total interest bearing liabilities during the six months ended June 30, 2017. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at June 30, 2017 shows a position that is asset sensitive and will benefit from a rise in interest rates. A large factor causing this asset sensitive position is the higher levels of cash on the Company’s balance sheet, which the Company intends to strategically deploy during the remainder of 2017. After this excess liquidity is deployed, the Company expects that its interest rate risk profile will be more neutral. The net income simulation results are impacted by higher cash levels, an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile as of June 30, 2017. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Instantaneous Change in Interest Rates (Basis Points)	Percentage Change in Economic Value of Equity Year 1	Percentage Change in Net Interest Income Year 1
+300	-3.8%	16.4%
+200	-2.6%	10.7%
+100	-1.3%	5.3%
-100	0.6%	-5.5%

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See the information set forth in Note 11. Legal Proceedings in the Notes to the unaudited condensed consolidated financial statements, which information is incorporated by reference to this item.

Item 1A. Risk Factors

There are no material changes from the risks disclosed in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, except as discussed below.

Because the market price of OceanFirst common stock will fluctuate, the Company’s shareholders cannot be certain of the market value of the merger consideration they will receive.

At the time the Merger is completed, each outstanding share of the Company’s common stock, except for certain shares of  common stock owned by the Company or OceanFirst, will be converted into the right to receive either (i) the Cash Consideration, which is an amount in cash equal to the sum of (A) $3.78 plus (B) the product of 0.7884 multiplied by the OceanFirst Share Closing Price, or (ii) the Stock Consideration, which will be a number of shares of OceanFirst Common Stock equal to the exchange ratio, which is the quotient of (A) the Cash Consideration divided by (B) the OceanFirst Share Closing Price.  The right to receive the Cash Consideration or the Stock Consideration will be made at the election of the holder of such share of the Company’s common stock, subject to the allocation and proration provisions of the Merger Agreement. The Merger Agreement provides that the aggregate amount of Cash Consideration will not exceed the product of (x) $3.78 and (y) the total number of shares of the Company’s common stock issued and outstanding immediately prior to the effective time of the First-Step Merger.

There will be a lapse of time between the date of the joint proxy statement/prospectus, the date of the Company’s special meeting, the election deadline by which the Company’s shareholders may elect to receive the Cash Consideration or the Stock Consideration, the date on which the First-Step Merger is completed and the date on which the Company’s shareholders entitled to receive the merger consideration actually receive the merger consideration.  The market value of OceanFirst common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in OceanFirst’s businesses, operations and prospects and regulatory considerations, which are outside of the control of the Company.

Because the merger consideration is primarily based on the OceanFirst Share Closing Price, any changes in the market price of OceanFirst Common Stock prior to the completion of the Merger will have a corresponding effect on the amount of per share Cash Consideration and will affect the value of the Stock Consideration. There will be no adjustment to the computation of the merger consideration for changes in the market price of either shares of OceanFirst Common Stock or shares of the Company’s common stock.

In addition, because the date when the proposed Merger will be completed will be later than the date of the Company’s special meeting, the Company’s shareholders will not know the exact value of the OceanFirst Common Stock that will determine the merger consideration at the time they vote. Accordingly, if the OceanFirst Share Closing Price is lower than the market price of OceanFirst Common Stock on the date of the Company’s special meeting, the merger consideration will be lower than what the merger consideration would have been at the time the Company’s shareholders vote on the Merger Agreement.

The Merger Agreement may be terminated in accordance with its terms, and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. In addition, OceanFirst and the Company may elect to terminate the Merger Agreement in certain other circumstances and, in certain limited circumstances, the Company may be required to pay a termination fee.

Failure to complete the Merger could negatively impact the stock price, future business and financial results of the Company.

If the Merger is not completed, the ongoing business of the Company may be adversely affected, and the Company will be subject to several risks, including the following:

•	the Company may be required, under certain circumstances, to pay OceanFirst a termination fee of $17.045 million under the Merger Agreement;

•	the Company will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;
•

under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the Merger, which may adversely affect its ability to execute certain of its business strategies; and

•

matters relating to the Merger may require substantial commitments of time and resources by Company management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company.

In addition, if the Merger is not completed, the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. The market price of Company common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed. The Company also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against the Company to perform its obligations under the Merger Agreement. If the Merger is not completed, the Company cannot assure its shareholders that the risks described above will not materialize and will not materially affect the business, financial results and stock price of the Company.

Lawsuits challenging the Merger have been filed against the Company, the Company’s board of directors and OceanFirst, and an adverse judgment in any such lawsuit or any future similar lawsuits may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

On July 18, 2017, three purported Company shareholders filed purported shareholder class actions in the Superior Court of New Jersey, Burlington County, Chancery Division challenging the Merger captioned: Oswald v. Sun Bancorp, Inc., C 000070 17, Rumsey v. Sun Bancorp, Inc., C 000071 17 and Chetcuti v. Sun Bancorp, Inc., Docket No. C 000072 17.  The Complaints also allege that the directors approved provisions in the Merger Agreement that constitute impermissible deal protection devices that allegedly preclude other bidders from making a successful competing offer for the Company, including, among others, a no solicitation provision that allegedly prevents other buyers from participating in discussions which may lead to a superior proposal, a matching rights provision that allows OceanFirst to match any competing proposal, and a provision that requires the Company to pay OceanFirst a termination fee of $17.045 million under certain circumstances. Plaintiffs further allege that OceanFirst and Merger Sub aided and abetted such alleged breaches.  The Plaintiffs seek an order enjoining the Merger, as well as unspecified money damages, costs and attorneys’ fees and expenses.  The outcome of any such litigation is uncertain. If the cases are not resolved, these lawsuits could prevent or delay completion of the Merger and result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers. No assurance can be given at this time that the litigation against us will be resolved in our favor, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger can be completed, OceanFirst and the Company must obtain approvals from the FRB and the OCC. Other approvals, as well as waivers or consents, from regulators may also be required. In determining whether to grant these approvals, waivers and consents the regulators consider a variety of factors, including the regulatory standing of each party.   An adverse development in either party’s regulatory standing could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or imposing additional costs on or limiting the revenues of the combined company following the completion of the Merger, any of which might have an adverse effect on the combined company following the completion of the Merger. However, under the terms of the Merger Agreement, in connection with obtaining such regulatory approvals or waivers, neither party is required to take any action, or commit to take any action, or agree to any condition or restriction, that would reasonably be expected to have a material adverse effect (measured on a scale relative to the Company) on any of OceanFirst, the Company or the surviving corporation, after giving effect to the Merger.

In addition, subject to approval from the FRB and the OCC, prior to the completion of the Merger, OceanFirst Bank intends to convert from a federal savings association into a national banking association, and OceanFirst intends to cease being a savings and loan holding company and become a bank holding company. The approval process for the conversion application could delay the regulatory approval process for the Merger, thereby delaying the completion of the Merger.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the Company’s business could be harmed. In addition, the Merger agreement restricts the Company from making certain acquisitions and taking other specified actions until the Merger occurs without the consent of OceanFirst. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

If the Merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the Merger.

The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated as of June 30, 2017, by and among OceanFirst Financial Corp., Sun Bancorp, Inc. and Mercury Merger Sub Corp. (1)
Exhibit 3.1	Amended and Restated Certificate of Incorporation of Sun Bancorp, Inc. (2)

Exhibit 3.2	Second Amended and Restated Bylaws of Sun Bancorp, Inc. (3)

Exhibit 4.1	Common Security Specimen (4)

Exhibit 31(a)	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document
(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 3, 2017 (File No. 0-20957).
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014 (File No. 0-20957).
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016 (File No. 0-20957).

(4)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (File No. 333-21903).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Bancorp, Inc.
Registrant
Date: August 9, 2017
/s/ Thomas M. O’Brien
Thomas M. O’Brien
President and Chief Executive Officer
(Duly Authorized Representative)

Date: August 9, 2017
/s/ Thomas R. Brugger
Thomas R. Brugger
Executive Vice President and Chief Financial Officer
(Duly Authorized Representative)