Form 10-Q
period 2017-09-30
SUN BANCORP INC /NJ/
filed 2017-11-09
CIK 1017793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Common Stock, $5.00 Par Value – 19,096,711 Shares Outstanding at November 3, 2017

TABLE OF CONTENTS

		Page Number
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Financial Condition at September 30, 2017 and December 31, 2016	3
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016	5
	Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2017 and 2016	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	63
Item 4.	Controls and Procedures	64
PART II – OTHER INFORMATION		66
Item 1.	Legal Proceedings	66
Item 1A.	Risk Factors	66
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3.	Defaults Upon Senior Securities	66
Item 4.	Mine Safety Disclosures	66
Item 5.	Other Information	66
Item 6.	Exhibits	67
Signatures		68
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
	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document
	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
	Exhibit 101.DEF XBRL Taxonomy Definition Linkbase Document

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except par value amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$20,180	$19,645
Interest earning bank balances	73,278	114,563
Cash and cash equivalents	93,458	134,208
Restricted cash	1,000	5,000
Investment securities available for sale (amortized cost of $274,374 and $300,028 at September 30, 2017 and December 31, 2016, respectively)	271,334	295,686
Investment securities held to maturity (estimated fair value of $250 at September 30, 2017 and December 31, 2016)	250	250
Loans receivable (net of allowance for loan losses of $14,694 and $15,541 at September 30, 2017 and December 31, 2016, respectively)	1,574,498	1,594,377
Restricted equity investments, at cost	16,844	15,791
Bank properties and equipment, net	28,225	30,148
Accrued interest receivable	5,161	5,122
Goodwill	38,188	38,188
Bank owned life insurance (BOLI)	84,572	83,109
Deferred taxes, net	47,872	51,573
Other assets	6,272	8,810
Total assets	$2,167,674	$2,262,262
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits	$1,682,494	$1,741,363
Advances from the Federal Home Loan Bank of New York (FHLBNY)	85,266	85,416
Obligations under capital lease	5,970	6,292
Junior subordinated debentures	51,548	92,786
Other liabilities	13,797	16,696
Total liabilities	1,839,075	1,942,553

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $5 par value, 40,000,000 shares authorized; 19,134,685 shares issued and 19,092,748 shares outstanding at September 30, 2017; 19,030,704 shares issued and 18,922,726 shares outstanding at December 31, 2016.	95,673	95,154
Additional paid-in capital	508,869	508,593
Retained deficit	(271,448)	(276,501)
Accumulated other comprehensive loss	(1,798)	(2,568)
Deferred compensation plan trust	(1,276)	(1,160)
Treasury stock at cost, 41,937 shares at September 30, 2017 and 107,978 shares at December 31, 2016.	(1,421)	(3,809)
Total shareholders' equity	328,599	319,709
Total liabilities and shareholders' equity	$2,167,674	$2,262,262

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans	$16,659	$15,582	$48,557	$46,278
Interest on taxable investment securities	1,737	1,657	5,319	4,956
Dividends on restricted equity investments	247	220	715	657
Total interest income	18,643	17,459	54,591	51,891
INTEREST EXPENSE:
Interest on deposits	1,659	1,556	5,038	4,304
Interest on funds borrowed	537	545	1,602	1,631
Interest on junior subordinated debentures	413	646	2,281	1,886
Total interest expense	2,609	2,747	8,921	7,821
Net interest income	16,034	14,712	45,670	44,070
(RECOVERY OF) PROVISION FOR LOAN LOSSES	—	—	(831)	(1,682)
Net interest income after provision for loan losses	16,034	14,712	46,501	45,752
NON-INTEREST INCOME:
Deposit service charges and fees	1,350	1,540	4,119	4,737
Interchange fees	483	451	1,460	1,422
Gain on sale of loans	—	41	—	41
Gain on sale of investment securities	—	—	30	426
Investment products income	293	505	905	1,419
BOLI income	491	485	1,463	1,482
Other income	218	120	1,289	551
Total non-interest income	2,835	3,142	9,266	10,078
NON-INTEREST EXPENSE:
Salaries and employee benefits	8,821	8,649	26,669	27,045
Occupancy expense	2,141	2,273	6,742	6,756
Equipment expense	1,070	1,303	3,369	3,462
Data processing expense	992	1,116	2,923	3,379
Professional fees	625	730	2,277	1,738
Insurance expense	389	452	1,192	1,796
Advertising expense	306	412	964	1,187
Problem loan expense	75	131	279	350
Other expense	90	871	2,445	3,814
Total non-interest expense	14,509	15,937	46,860	49,527
INCOME BEFORE INCOME TAXES	4,360	1,917	8,907	6,303
INCOME TAX EXPENSE	1,620	287	3,282	885
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,740	$1,630	$5,625	$5,418

Basic earnings per share	$0.14	$0.09	$0.30	$0.29
Diluted earnings per share	$0.14	$0.09	$0.29	$0.29

Weighted average shares - basic	19,088,192	18,874,577	19,044,985	18,821,047
Weighted average shares - diluted	19,188,490	18,962,740	19,162,414	18,909,867

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Three Months Ended
	September 30,
	2017	2016
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,740	$1,630
Other Comprehensive Income, net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	128	(278)
Less: reclassification adjustment for gains included in net income	—	—
Other comprehensive income (loss)	128	(278)
COMPREHENSIVE INCOME	$2,868	$1,352

	For the Nine Months Ended
	September 30,
	2017	2016
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,625	$5,418
Other Comprehensive Income, net of tax
Unrealized gains on securities:
Unrealized holding gains arising during period	787	1,521
Less: reclassification adjustment for gains included in net income	(17)	(23)
Other comprehensive income	770	1,498
COMPREHENSIVE INCOME	$6,395	$6,916

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
			Additional		Other	Deferred
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Treasury
	Stock	Stock	Capital	Deficit	Loss	Plan Trust	Stock	Total

BALANCE, December 31, 2016	$—	$95,154	$508,593	$(276,501)	$(2,568)	$(1,160)	$(3,809)	$319,709
Net income	—	—	—	5,625	—	—	—	5,625
Other comprehensive income	—	—	—	—	770	—	—	770
Exercise of stock options	—	—	(97)	—	—	—	192	95
Issuance of common stock	—	519	(1,996)	—	—	(116)	2,196	603
Stock-based compensation	—	—	2,369	—	—	—	—	2,369
Dividends paid to common shareholders	—	—	—	(572)	—	—	—	(572)
BALANCE, September 30, 2017	$—	$95,673	$508,869	$(271,448)	$(1,798)	$(1,276)	$(1,421)	$328,599

BALANCE, December 31, 2015	$—	$94,554	$510,659	$(337,542)	$(1,752)	$(1,122)	$(8,409)	$256,388
Net income	—	—	—	5,418	—	—	—	5,418
Other comprehensive income	—	—	—	—	1,498	—	—	1,498
Exercise of stock options	—	—	(43)	—	—	—	63	20
Issuance of common stock	—	578	(3,004)	—	—	117	3,162	853
Stock-based compensation	—	—	1,889	—	—	—	—	1,889
Dividends paid to common shareholders	—	—	—	(188)	—	—	—	(188)
BALANCE, September 30, 2016	$—	$95,132	$509,501	$(332,312)	$(254)	$(1,005)	$(5,184)	$265,878

See Notes to Unaudited Condensed Consolidated Financial Statements.

SUN BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$5,625	$5,418
Adjustments to reconcile net income to net cash provided by operating activities:
Release of loan loss reserves	(831)	(1,682)
Increase in off-balance sheet reserves	319	229
Depreciation, amortization and accretion	2,980	4,017
Gain on sale of investment securities available-for-sale	(30)	(426)
Gain on sale of consumer loans	—	(41)
Increase in cash surrender value of BOLI	(1,463)	(1,482)
Deferred income taxes	3,169	840
Stock-based compensation	2,369	1,889
Change in assets and liabilities which provided (used) cash:
Accrued interest receivable	(39)	(251)
Other assets	774	(141)
Other liabilities	(1,234)	(1,131)
Net cash provided by operating activities	11,639	7,239
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(101,210)	(78,459)
Net purchase of restricted equity securities	(1,053)	(176)
Proceeds from maturities, prepayments or calls of investment securities available-for-sale	59,216	42,580
Proceeds from the sale of investment securities available-for-sale	67,541	30,743
Proceeds from sale of commercial and consumer loans	—	400
Transfer of restricted cash to cash and cash equivalents	4,000	—
Net decrease (increase) in loans	20,900	(19,954)
Purchases of bank properties and equipment	(760)	(1,628)
Proceeds from sale of real estate owned	—	266
Net cash provided by (used in) investing activities	48,634	(26,228)
FINANCING ACTIVITIES
Net decrease in deposits	(58,837)	(28,422)
Cash dividends paid to stockholders	(572)	(188)
Repayments of advances from FHLBNY	(150)	(142)
Repayment of obligations under capital leases	(322)	(302)
Redemption of junior subordinated debentures	(41,238)
Proceeds from exercise of stock options	96	20
Net cash used in financing activities	(101,023)	(29,034)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,750)	(48,023)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	134,208	204,315
CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,458	$156,292
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$8,968	$7,785

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

As of September 30, 2017, the Company had 35 locations primarily throughout New Jersey, including 30 branch offices. The Company also has headquarters, back office and loan production locations, including one loan production office located in New York.

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

On June 30, 2017, the Company entered into a definitive agreement (“Merger Agreement”) with OceanFirst Financial Corp. (NASDAQ: OCFC) (“OceanFirst”), a Delaware corporation and the parent company of OceanFirst Bank and Mercury Merger Sub Corp. (“Merger Sub”), a wholly-owned subsidiary of OceanFirst. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving entity (the “First-Step Merger”), and immediately following the First-Step Merger, the Company will merge with and into OceanFirst, with OceanFirst as the surviving entity (together with the First-Step Merger, the “Merger”). It is anticipated that immediately following the consummation of the Merger, the Bank will merge with and into OceanFirst Bank, with OceanFirst Bank as the surviving bank.

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

On October 24 and 25, 2017, the Company and OceanFirst received their respective requisite shareholder approvals for the Merger.  Regulatory approval of the Merger was received from the Federal Reserve Bank of Philadelphia on October 17, 2017.  The regulatory application for the transaction remains under review by the OCC.  Subject to receipt of OCC approval and other customary closing conditions noted above, the Company expects to close the Merger in January 2018.

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

All normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The significant estimates include the allowance for loan losses, other-than-temporary impairment (“OTTI”) on investment securities, goodwill, and income taxes. Actual results may differ from these estimates under different assumptions or conditions.

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

Investment Securities. The Company’s investment portfolio includes both held-to-maturity and available-for-sale securities. The purchase and sale of the Company’s investment securities are recorded based on trade date accounting.  At September 30, 2017 and December 31, 2016, the Company had no unsettled investment security purchase transactions. The following provides further information on the Company’s accounting for debt securities:

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

In accordance with FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets, and FASB ASC 320, Investment – Debt and Equity Securities, the Company evaluates its securities portfolio for OTTI throughout the year. Each investment, which has a fair value less than the book value, is reviewed on a quarterly basis by management. Management considers, at a minimum, whether the following factors exist that, both individually or in combination, could indicate that the decline is other-than-temporary: (a) the Company has the intent to sell the security; (b) it is more likely than not that it will be required to sell the security before recovery; and (c) the Company does not expect to recover the entire amortized cost basis of the security. Among the factors that are considered in determining the Company’s intent is a review of capital adequacy, the interest rate risk profile and liquidity at the Company. An impairment charge is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary. During both the nine months ended September 30, 2017 and 2016, it was determined there were no other-than-temporarily impaired investments. As a result, the Company did not record credit related OTTI charges through earnings during the nine months ended September 30, 2017 and 2016.

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

Goodwill. Goodwill is the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tests goodwill for impairment annually as of December 31, unless circumstances indicate that a test is required at an earlier date. The Company utilizes the two-step goodwill impairment test outlined in FASB ASC 350, Intangibles – Goodwill and Other. Step one, which is used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. A reporting unit is an operating segment, or one level below an operating segment, as defined in FASB ASC 280, Segment Reporting. The Company has one reportable operating segment, “Community Banking,” and there are no components to this operating segment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and step two is therefore unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. At December 31, 2016, the Company performed its annual goodwill impairment test, and step one of the analysis indicated that the Company’s fair value was greater than its carrying value; therefore, the Company’s goodwill was not impaired at December 31, 2016. At September 30, 2017, the Company considered the impact of the Merger to its goodwill impairment assessment and noted there would be no impact as the agreed upon sale price is in excess of the carrying value of the reporting unit. The carrying amount of goodwill totaled $38.2 million at both September 30, 2017 and December 31, 2016.

Bank Owned Life Insurance (“BOLI”). The Company has purchased life insurance policies on certain key employees. These policies are recorded at their cash surrender value, or the amount that can be realized in accordance with FASB ASC 325-30, Investments in Insurance Contracts. At September 30, 2017, the Company had $29.1 million invested in a general account and $55.5 million in a separate account, for a total BOLI cash surrender value of $84.6 million. The BOLI separate account is invested in a mortgage-backed securities fund, which is managed by an independent investment firm. Pricing volatility of these underlying instruments may have an impact on investment income; however, the fluctuations would be partially mitigated by a stable value wrap agreement which is a component of the separate account. Income from these policies and changes in the cash surrender value are recorded in BOLI income in the unaudited condensed consolidated statements of operations.

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

Accumulated Other Comprehensive Income. The Company classifies items of accumulated comprehensive income by their nature and displays the details of other comprehensive income in the unaudited condensed consolidated statements of comprehensive income. Amounts categorized as comprehensive income represent net unrealized gains or losses on investment securities available-for-sale, net of tax and the non-credit portion of any OTTI loss not recorded in earnings. Reclassifications are made to avoid double counting items which are displayed as part of net income for the period. These reclassifications for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gain on securities available-for -sale during the period	$214	$(86)	$128	$(471)	$193	$(278)
Reclassification adjustment for net gains included in net income	—	—	—	—	—	—
Net unrealized gain on securities available-for-sale	$214	$(86)	$128	$(471)	$193	$(278)

	For the Nine Months Ended September 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized holding gains on securities available-for -sale during the period	$1,331	$(544)	$787	$2,572	$(1,051)	$1,521
Reclassification adjustment for net gains included in net income	(30)	13	(17)	(39)	16	(23)
Net unrealized gain on securities available-for-sale	$1,301	$(531)	$770	$2,533	$(1,035)	$1,498

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

Recent Accounting Principles.

In August 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-12: Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Current GAAP contains limitations on how an entity can designate the hedged risk in certain cash flow and fair value hedging relationships. To address those current limitations, the amendments in this ASU permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk. In addition, the amendments in this ASU change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on its financial statements.

In May 2017, the FASB issued ASU 2017-09: Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. Stakeholders observed that the definition of the term modification is broad and that its interpretation results in diversity in practice. Some entities evaluate whether a change to the terms or conditions of an award is substantive. When those entities conclude that a change is substantive, they apply modification accounting in Topic 718. When those entities conclude that a change is not substantive, they do not apply modification accounting. Topic 718 does not contain guidance about what changes are substantive. Other entities apply modification accounting for any change to an award; except for a change they deem to be purely administrative in nature. However, Topic 718 does not provide guidance about what changes are purely administrative. Still, other entities apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In those cases, it appears that an evaluation of a change in fair value, vesting, or classification may be used in practice to evaluate whether a change is substantive. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on its financial statements.

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

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606): Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40), Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Background Information and Basis for Conclusions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the considerations to which the entity expects to be entitled in exchange for those goods or services. Our revenue is comprised of net interest income on financial assets and financial liabilities and non-interest income. ASU 2014-09 explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of our revenues will not be affected.  Other recurring revenue streams are within the scope of ASU 2014-09, including revenues associated with certain products and services offered by the Company. The Company will adopt the amendments in this ASU in the first quarter of 2018. The Company does not expect the adoption of this ASU to have a material impact on its financial condition or results of operations.

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

The Company’s stock-based incentive plan authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“Options”) and awards of shares of (or share units with respect to) common stock (“Stock Awards”). The purpose of the Company’s stock-based incentive plan is to give the Company a competitive advantage in attracting, retaining, and motivating officers, employees, directors, and consultants and to provide the Company and its subsidiaries and affiliates with a compensation plan providing incentives for future performance of services directly linked to the profitability of the Company’s businesses and increases in Company shareholder value. Pursuant to the terms of the Merger Agreement, except as may be required under applicable law or the terms of any employee benefit plan existing as of the date of the Merger Agreement, the Company may not grant any Options, stock appreciation rights, performance shares, restricted stock units, deferred stock units, shares of restricted stock or other equity or equity-based awards or interests without the prior written consent of OceanFirst (which may not be unreasonably withheld, conditioned or delayed).

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

The 2015 Plan, which was approved by shareholders in May 2015, became effective in May 2015, at which time the Company ceased new grants under the 2014 Performance Equity Plan, the 2010 Stock-Based Incentive Plan, and the 2004 Stock-Based Incentive Plan (collectively, the “Prior Plans”). Any awards outstanding under the Prior Plans remain in full force and effect under such plans according to their respective terms. The 2015 Plan authorizes the issuance of 1,400,000 shares of common stock pursuant to awards that may be granted in the form of Options and Stock Awards. For the purpose of calculating the number of shares available for issuance under the 2015 Plan, each issued Option equals one share and each issued Stock Award equals two shares. Under the 2015 Plan, Options expire ten years after the date of grant, unless terminated earlier under the option terms. For both Options and Stock Awards, a Committee of independent directors has the authority to determine the conditions upon which the Options or Stock Awards granted will vest. At September 30, 2017, there were 123,739 Options and 286,812 Stock Awards granted under the 2015 Plan.

Activity in the Company’s stock option plans for the nine months ended September 30, 2017 and September 30, 2016 was as follows:

Summary of Options Activity

		Weighted
	Number	Average	Number
	of	Exercise	of Options
	Options	Price	Exercisable
Outstanding as of January 1, 2017	571,883	$22.37	234,564
Granted	—	—	—
Exercised	(5,240)	18.04	—
Forfeited	(3,423)	22.86	—
Expired	(11,742)	59.78	—
Outstanding as of September 30, 2017	551,478	$21.61	278,945
Options vested or expected to vest(1)	414,189	$19.64	—

(1)	Includes vested Options and nonvested Options after the application of a forfeiture rate, which is based upon historical data.

		Weighted
	Number	Average	Number
	of	Exercise	of Options
	Options	Price	Exercisable
Outstanding as of January 1, 2016	509,097	$23.84	163,443
Granted	123,739	20.90	—
Exercised	(1,255)	15.85	—
Forfeited	(50,193)	30.47	—
Expired	(2,957)	76.65	—
Outstanding as of September 30, 2016	578,431	$22.42	237,054
Options vested or expected to vest(1)	414,971	$19.65	—

(1)	Includes vested Options and nonvested Options after the application of a forfeiture rate, which is based upon historical data.

The weighted average remaining contractual term was approximately 6.5 years for Options outstanding and 5.2 years for Options exercisable as of September 30, 2017.

At September 30, 2017, the aggregate intrinsic value was $2.5 million for Options outstanding and $1.1 million for Options exercisable.

As of September 30, 2017, the Company has granted 123,739  Options pursuant to the 2015 Plan, zero of which was granted during the nine months ended September 30, 2017. In accordance with FASB ASC 718, the fair value of the Options granted are estimated on the date of grant using the Black-Scholes option pricing model which uses the assumptions in the table below. The expected term of an Option is estimated using historical exercise behavior of employees at a particular level of management who were granted Options with a comparable term. The Options have historically been granted with a ten year term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.

Significant weighted average assumptions used to calculate the fair value of the Options granted during the nine months ended September 30, 2017 and 2016 are as follows:

	For the Nine
	Months Ended
	September 30,
	2017	2016
Weighted average fair value of Options granted	$—	$5.90
Weighted average risk-free rate of return	—	1.29%
Weighted average expected option life in months	—	50
Weighted average expected volatility	—	33%
Expected dividends(1)	$—	$—

(1)	The fair value of future grants of Options will be impacted by the issuance of quarterly cash dividends.

A summary of the Company’s nonvested Stock Award activity during the nine months ended September 30, 2017 and 2016 are presented in the following tables:

Summary of Nonvested Stock Award Activity

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value
Nonvested Stock Awards outstanding, January 1, 2017	254,976	$20.18
Issued	103,981	26.14
Vested	(72,762)	21.01
Forfeited	(1,948)	20.98
Nonvested Stock Awards outstanding, September 30, 2017	284,247	$22.14

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value
Nonvested Stock Awards outstanding, January 1, 2016	279,964	$18.42
Issued	118,549	18.52
Vested	(102,674)	18.45
Forfeited	(11,776)	15.74
Nonvested Stock Awards outstanding, September 30, 2016	284,063	$18.56

There were 103,981 shares and 118,549 shares of nonvested Stock Awards issued during the nine months ended September 30, 2017 and 2016, respectively. The value of these shares is based upon the closing price of the Company’s common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for all of the nonvested Stock Awards issued.

Total compensation expense recognized related to Options and nonvested Stock Awards, including that for non-employee directors, during the three and nine months ended September 30, 2017 was $834 thousand and $2.4 million, respectively, as compared to $704 thousand and $1.3 million, respectively, for the three and nine months ended September 30, 2016.  As of September 30, 2017, there was approximately $5.0 million of total unrecognized compensation cost related to Options and nonvested Stock Awards. The cost of the Options and Stock Awards is expected to be recognized over a weighted average period of 2.5 years and 2.5 years, respectively.

(4) Investment Securities

The amortized cost of investment securities and the approximate fair value at September 30, 2017 and December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
Available-for-sale:
U.S. Treasury securities	$3,500	$—	$(3)	$3,497
U.S. Government agency mortgage-backed securities	257,238	482	(1,775)	255,945
Trust preferred securities	12,027	5	(1,730)	10,302
Other securities	1,609	—	(19)	1,590
Total available-for-sale	274,374	487	(3,527)	271,334
Held to maturity:
Other securities	250	—	—	250
Total held to maturity	250	—	—	250
Total investment securities	$274,624	$487	$(3,527)	$271,584

December 31, 2016
Available-for-sale:
U.S. Treasury securities	$2,498	$—	$—	$2,498
U.S. Government agency mortgage-backed securities	246,650	583	(2,575)	244,658
Trust preferred securities	12,023	—	(2,172)	9,851
Collateralized loan obligations	37,471	8	(160)	37,319
Other securities	1,386	—	(26)	1,360
Total available-for-sale	300,028	591	(4,933)	295,686
Held to maturity:
Other securities	250	—	—	250
Total held to maturity	250	—	—	250
Total investment securities	$300,278	$591	$(4,933)	$295,936

During the nine months ended September 30, 2017, the Company sold four securities prior to maturity for gross proceeds of $13.7 million and gross realized gains of $30 thousand.  Additionally, four securities with an aggregate par value of $24.0 million were called during that same period. The following table provides the gross unrealized losses and estimated fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

Gross Unrealized Losses by Investment Category

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2017
U.S. Treasury securities	$3,496	$(3)	$—	$—	$3,496	$(3)
U.S. Government agency mortgage-backed securities	131,703	(916)	37,679	(859)	169,382	(1,775)
Trust preferred securities	—	—	7,091	(1,730)	7,091	(1,730)
Other securities	—	—	981	(19)	981	(19)
Total	$135,199	$(919)	$45,751	$(2,608)	$180,950	$(3,527)

December 31, 2016
U.S. Government agency mortgage-backed securities	$108,070	$(1,683)	$54,757	$(892)	$162,827	$(2,575)
Trust preferred securities	—	—	9,851	(2,172)	9,851	(2,172)
Collateralized loan obligations	—	—	33,825	(160)	33,825	(160)
Other securities	975	(26)	—	—	975	(26)
Total	$109,045	$(1,709)	$98,433	$(3,224)	$207,478	$(4,933)

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

FASB ASC 320-10 requires the Company to assess if an OTTI exists by considering whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If either of these situations applies, the guidance requires the Company to record an OTTI charge to earnings on debt securities for the difference between the amortized cost basis of the security and the fair value of the security. If neither of these situations applies, the Company is required to assess whether it is expected to recover the entire amortized cost basis of the security. If the Company is not expected to recover the entire amortized cost basis of the security, the guidance requires the Company to bifurcate the identified OTTI into a credit loss component and a component representing loss related to other factors. A discount rate is applied which equals the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. When a market price is not readily available, the market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the market value and the present value of cash flows expected to be collected is recognized in accumulated other comprehensive loss on the unaudited condensed consolidated statements of financial condition. Application of this guidance resulted in no OTTI charges during the nine months ended September 30, 2017 and 2016.

As of September 30, 2017, the Company’s cumulative OTTI balance was $1.2 million. There were no OTTI charges recognized in earnings as a result of credit losses on investments in the three and nine months ended September 30, 2017 and 2016.

U.S. Treasury Securities. At September 30, 2017, the gross unrealized loss of $3 thousand in the category of less than 12 months consisted of two US treasury securities with an estimated fair value of $3.5 million.  The Company monitors key credit metrics such as market rates and possible credit deterioration to determine if an OTTI exists. As of September 30, 2017, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment.

Management also concluded that it does not intend nor will it be required to sell the securities before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

U.S. Government Agency Mortgage-Backed Securities. At September 30, 2017, the gross unrealized loss of $916 thousand in the category of less than 12 months consisted of 32 mortgage-backed securities with an estimated fair value of $131.7 million. The gross unrealized loss of $859 thousand in the category of 12 months or longer consisted of 8 mortgage-backed securities with an estimated fair value of $37.7 million issued. The Company monitors key credit metrics such as market rates and possible credit deterioration to determine if an OTTI exists. As of September 30, 2017, management concluded that an OTTI did not exist on any of the aforementioned securities based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the securities, before their recovery, which may be maturity, and management expects to recover the entire amortized cost basis of these securities.

Other Securities. At September 30, 2017, the gross unrealized loss of $19 thousand in the category of 12 months or longer consisted of one security with an estimated fair value of $981 thousand issued and guaranteed by a U.S. Government sponsored agency. The Company monitors key credit metrics such as market rates and possible credit deterioration to determine if an OTTI exists. As of September 30, 2017, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend nor will it be required to sell the security, before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

Trust Preferred Securities. At September 30, 2017, the gross unrealized loss of $1.7 million in the category of trust preferred securities with a continuous loss position of 12 months or longer consisted of one investment grade rated pooled security with an amortized cost of $8.8 million and an estimated fair value of $7.1 million.

For pooled securities, the Company monitors each issuer in the collateral pool with respect to financial performance using data from the issuer’s most recent regulatory reports as well as information on issuer deferrals and defaults. Also, the security structure is monitored with respect to collateral coverage and current levels of subordination. Expected future cash flows are projected assuming additional defaults and deferrals based on the performance of the collateral pool. The pooled security is in a senior position in the capital structure. The security had a 3.7 times principal coverage. As of the most recent reporting date, interest has been paid in accordance with the terms of the security. The Company reviews projected cash flow analysis for adverse changes in the present value of projected future cash flows that may result in an other-than-temporary credit impairment to be recognized through earnings. The most recent valuations assumed no recovery on any defaulted collateral, no recovery on any deferring collateral and an additional 3.6% of defaults or deferrals’ every three years with no recovery rate. As of September 30, 2017, management concluded that an OTTI did not exist on the aforementioned security based upon its assessment. Management also concluded that it does not intend to sell the security, and that it is not more likely than not it will be required to sell the security before its recovery, which may be maturity, and management expects to recover the entire amortized cost basis of this security.

The amortized cost and estimated fair value of the investment securities, by contractual maturity, at September 30, 2017 and December 31, 2016 are shown below. Actual maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
September 30, 2017
Due in one year or less	$4,109	$4,106	$250	$250
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	13,027	11,283	—	—
Total investment securities, excluding mortgage- backed securities	17,136	15,389	250	250
U.S. Government agency mortgage-backed securities	257,238	255,945	—	—
Total investment securities	$274,374	$271,334	$250	$250

December 31, 2016
Due in one year or less	$2,635	$2,635	$250	$250
Due after one year through five years	248	248	—	—
Due after five years through ten years	37,471	37,319	—	—
Due after ten years	13,024	10,826	—	—
Total investment securities, excluding mortgage- backed securities	53,378	51,028	250	250
U.S. Government agency mortgage-backed securities	246,650	244,658	—	—
Total investment securities	$300,028	$295,686	$250	$250

At September 30, 2017, the Company had $11.3 million amortized cost and $11.3 million estimated fair value of investment securities pledged to secure public deposits. As of September 30, 2017, the Company had $102.7 million amortized cost and $102.4 million estimated fair value of investment securities pledged as collateral on secured borrowings.

(5) Loans

The components of loans receivable as of September 30, 2017 and December 31, 2016 were as follows:

Loan Components

	September 30, 2017	December 31, 2016
Commercial:
Commercial and industrial	$258,360	$235,946
Commercial real estate owner occupied	242,178	231,348
Commercial real estate non-owner occupied	713,624	742,662
Land and development	79,957	67,165
Consumer:
Home equity lines of credit	98,211	110,377
Home equity term loans	7,439	9,104
Residential real estate	187,338	210,874
Other	2,085	2,442
Total gross loans held-for-investment	1,589,192	1,609,918
Allowance for loan losses	(14,694)	(15,541)
Net loans held-for-investment	$1,574,498	$1,594,377

The following table is a comparison of the Company’s non-accrual loans as of September 30, 2017 and December 31, 2016:

Loans on Non-Accrual Status

	September 30, 2017	December 31, 2016
Commercial:
Commercial & industrial	$70	$—
Commercial real estate owner occupied	583	213
Commercial real estate non-owner occupied	469	517
Consumer:
Home equity lines of credit	—	72
Home equity term loans	63
Residential real estate	1,542	810
Other	—	85
Total non-accrual loans	$2,727	$1,697
Troubled debt restructuring, non-accrual	$1,481	$1,404

Many of the Company’s commercial and industrial loans have a real estate component as part of the collateral securing the loan. Additionally, the Company makes commercial real estate loans for the acquisition, refinance, improvement and construction of real property. Commercial loans secured by owner-occupied properties are dependent upon the successful operation of the borrower’s business. If the operating company experiences difficulties in terms of sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired. Non-owner occupied commercial real estate loans secured by properties where repayment is dependent upon payment of rent by third-party tenants or the sale of the property may be impacted by loss of tenants, lower lease rates needed to attract new tenants or the inability to sell a completed project in a timely fashion and at a profit.

As of September 30, 2017, the Company had zero outstanding commercial construction and land development relationships for which the agreement included interest reserves. As of December 31, 2016, the Company had $5.9 million outstanding on two commercial construction relationships for which the agreements included interest reserves. The total amount available in those reserves to fund interest payments was zero and $214 thousand at September 30, 2017 and December 31, 2016, respectively. There were no relationships with interest reserves which were in non-accrual status at both September 30, 2017 and December 31, 2016. Construction projects are monitored throughout their lives by the Company through either internal resources or professional inspectors engaged by the Company. The budgets for loan advances and borrower equity injections are developed at the time of underwriting in conjunction with the review of the plans and specifications for the project being financed. Advances of the Company’s funds are based on the prepared budgets and will not be made unless the project has been inspected by the Company’s professional inspector who must certify that the work related to the advance is in place and properly complete. As it relates to construction project financing, the Company does not extend, renew or restructure terms unless the borrower posts cash collateral in an interest reserve.

Included in the Company’s loan portfolio are modified commercial and residential loans. Per FASB ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors, a modification is one in which the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, such as providing a below market interest rate and/or forgiving principal or previously accrued interest, this modification may stem from an agreement or be imposed by law or a court, and may involve a multiple note structure. Generally, prior to the modification, the loans which are modified as a TDR are already classified as non-performing. These loans may only be returned to performing (i.e. accrual status) after considering the borrower’s sustained repayment performance for a reasonable amount of time, generally six months and this sustained repayment performance may include the period of time just prior to the restructuring.

(6) Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

Allowance for Loan Losses and Recorded Investment in Financing Receivables

	For the Nine Months Ended September 30, 2017
	Commercial				Residential
	and	Commercial	Land &	Home	Real
	Industrial	Real Estate	Development	Equity(1)	Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$2,153	$7,550	$604	$2,349	$2,648	$237	$15,541
Charge-offs	—	(4)	—	(220)	(631)	(32)	$(887)
Recoveries	175	183	225	210	10	68	871
Net recoveries (charge-offs)	175	179	225	(10)	(621)	36	(16)
(Recovery of) provision for loan losses	359	(410)	(154)	(761)	390	(255)	(831)
Ending balance	$2,687	$7,319	$675	$1,578	$2,417	$18	$14,694
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,687	$7,319	$675	$1,578	$2,417	$18	$14,694
Financing Receivables:
Ending balance	$258,360	$955,802	$79,957	$105,650	$187,338	$2,085	$1,589,192
Ending balance: individually evaluated for impairment	$70	$828	$—	$63	$2,924	$—	$3,885
Ending balance: collectively evaluated for impairment	$258,290	$954,974	$79,957	$105,587	$184,414	$2,085	$1,585,307

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

	For the Nine Months Ended September 30, 2016
	Commercial				Residential
	and	Commercial	Land &	Home	Real
	Industrial	Real Estate	Development	Equity(1)	Estate	Other(2)	Total
Allowance for loan losses:
Beginning balance	$2,761	$8,142	$1,058	$2,816	$3,029	$202	$18,008
Charge-offs	(256)	(74)	—	(354)	(391)	(234)	$(1,309)
Recoveries	145	74	319	228	29	79	874
Net charge-offs	(111)	—	319	(126)	(362)	(155)	(435)
(Recovery of) provision for loan losses	(641)	(660)	(548)	(118)	147	138	(1,682)
Ending balance	$2,009	$7,482	$829	$2,572	$2,814	$185	$15,891
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$2,009	$7,482	$829	$2,572	$2,814	$185	$15,891
Financing Receivables:
Ending balance	$220,609	$891,864	$82,018	$130,221	$237,080	$2,691	$1,564,483
Ending balance: individually evaluated for impairment	$2,241	$425	$—	$80	$2,660	$92	$5,498
Ending balance: collectively evaluated for impairment	$218,368	$891,439	$82,018	$130,141	$234,420	$2,599	$1,558,985

(1)	Amount includes both home equity lines of credit and term loans.
(2)	Includes the unallocated portion of the allowance for loan losses.

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

The allowance for loan losses was $14.7 million and $15.5 million at September 30, 2017 and December 31, 2016, respectively. The ratio of allowance for loan losses to gross loans held-for-investment was 0.92% at September 30, 2017 and 0.97% at December 31, 2016.

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

The following table presents the Company’s components of impaired loans receivable, segregated by class of loans. Commercial and consumer loans that were collectively evaluated for impairment are not included in the data that follows:

Impaired Loans As of September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Nine Months Ended September 30, 2017
With no related allowance:
Commercial:
Commercial & industrial	$70	$82	$—	$74	$—	$—
CRE owner occupied	676	868	—	708	—	—
CRE non-owner occupied	469	480	—	487	—	—
Consumer:
Residential real estate	2,924	3,230	—	2,965	—	—
Home equity term loans	63	80	—	67	—	—
With an allowance recorded:
N/A
Total commercial	$1,215	$1,430	$—	$1,269	$—	$—
Total consumer	$2,987	$3,310	$—	$3,032	$—	$—

Impaired Loans As of September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Accrued Interest Income Recognized	Cash Interest Income Recognized
For the Nine Months Ended September 30, 2016
With no related allowance:
Commercial:
Commercial & industrial	$2,144	$2,402	$—	$2,167	$—	$—
CRE owner occupied	403	546	—	408	—	—
CRE non-owner occupied	528	528	—	532	—	—
Consumer:
Residential real estate	3,401	3,658	—	3,444	—	—
Home equity term loans	75	87	—	77	—	—
Other	84	88	—	85	—	—
Consumer held for sale:
Residential real estate, held-for-sale	179	317	—	178	—	—
With an allowance recorded:
N/A
Total commercial	$3,075	$3,476	$—	$3,107	$—	$—
Total consumer	$3,739	$4,150	$—	$3,784	$—	$—

In accordance with FASB ASC 310, those impaired loans for which the collateral is sufficient to support the outstanding principal do not result in a specific allowance for loan losses. Included in impaired loans at September 30, 2017 were fifteen TDRs totaling $3.6 million, for which the collateral is sufficient to support the outstanding principal, four of which were in accruing status. There were no TDRs at September 30, 2017 that included a commitment to lend additional funds as of September 30, 2017.

There was one TDR agreement entered into during the three and nine months ended September 30, 2017. The following table presents a summary of the Company’s TDR agreements entered into during the three and nine months ended September 30, 2017:

	Troubled Debt Restructurings
	For the Nine Months Ended September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Residential real estate	1	$153	$124

There were three and six TDR agreement entered into during the three and nine months ended September 30, 2016, respectively. The following table presents a summary of the Company’s TDR agreements entered into during the three and nine months ended September 30, 2016:

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

The following table presents information regarding the types of concessions granted on loans that were restructured during the three and nine months ended September 30, 2017 and 2016:

	Troubled Debt Restructurings
	For the Nine Months Ended September 30, 2017
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

During the nine months ended September 30, 2017 and 2016, the Company did not have any TDR agreements that had subsequently defaulted that were entered into within the respective preceding twelve months.

The following table presents the Company’s distribution of risk ratings within the Company’s loan portfolio, segregated by class, as of September 30, 2017 and December 31, 2016:

Credit Quality Indicators by Internally Assigned Grade

	Commercial & industrial	Commercial real estate owner occupied	Commercial real estate non- owner occupied	Land and development	Home Equity Lines of Credit	Home Equity Term Loans	Residential Real Estate	Other	Total
As of September 30, 2017
Grade:
Pass	$256,479	$240,138	$713,155	$79,957	$98,211	$7,376	$184,093	$2,085	$1,581,494
Special Mention	—	369	—	—	—	—	—	—	369
Substandard	1,881	1,671	469	—	—	63	3,245	—	7,329
Doubtful	—	—	—	—	—	—	—	—	—
Total	$258,360	$242,178	$713,624	$79,957	$98,211	$7,439	$187,338	$2,085	$1,589,192
As of December 31, 2016
Grade:
Pass	$233,907	$229,635	$742,146	$67,165	$110,377	$9,032	$208,460	$2,357	$1,603,079
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2,039	1,713	516	—	—	72	2,414	85	6,839
Doubtful	—	—	—	—	—	—	—	—	—
Total	$235,946	$231,348	$742,662	$67,165	$110,377	$9,104	$210,874	$2,442	$1,609,918

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

The following table presents the Company’s analysis of past due loans, segregated by class of loans, as of September 30, 2017 and December 31, 2016:

Aging of Receivables

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Financing Receivables
As of September 30, 2017
Commercial:
Commercial and industrial	$—	$—	$—	$—	$258,360	$258,360
CRE owner occupied	63	—	354	417	241,761	242,178
CRE non-owner occupied	1,771	—	307	2,078	711,546	713,624
Land and development	—	—	—	—	79,957	79,957
Consumer:
Home equity lines of credit	566	—	—	566	97,645	98,211
Home equity term loans	62	—	—	62	7,377	7,439
Residential real estate	3,816	983	123	4,922	182,416	187,338
Other	—	—	—	—	2,085	2,085
Total	$6,278	$983	$784	$8,045	$1,581,147	$1,589,192
As of December 31, 2016
Commercial:
Commercial and industrial	$—	$—	$—	$—	$235,946	$235,946
CRE owner occupied	—	—	269	269	231,079	231,348
CRE non-owner occupied	331	—	185	516	742,146	742,662
Land and development	—	—	—	—	67,165	67,165
Consumer:
Home equity lines of credit	367	—	—	367	110,010	110,377
Home equity term loans	121	—	—	121	8,983	9,104
Residential real estate	4,020	851	744	5,615	205,259	210,874
Other	59	7	85	151	2,291	2,442
Total	$4,898	$858	$1,283	$7,039	$1,602,879	$1,609,918

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

The Company previously entered into interest rate swaps with a counterparty whereby the Company makes payments based on a fixed interest rate and receives payments from the counterparty based on a floating interest rate, both calculated based on the principal amount of the underlying subordinated note, without the exchange of the underlying principal. The Company no longer enters into these interest rate swap transactions, the last of which occurred in August 2007. The interest rate swaps are designated as fair value hedges under FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). The critical terms assessed by the Company for each hedge of subordinated notes include the notional amounts of the swap compared to the principal amount of the notes, expiration/maturity dates, benchmark interest rate, prepayment terms and cash payment dates. At September 30, 2017 and December 31, 2016, the total outstanding notional amount of these swaps was $1.3 million and $1.5 million, respectively. For each of these swap agreements, the floating rate is based on the one-month London Interbank Offered Rate (“LIBOR”) paid on the first day of the month which matches the interest payment date on each subordinated note. The expiration dates for these swap agreements range from November 1, 2019 to August 1, 2022 and are consistent with the underlying subordinated note maturities and the swaps had a fair value of $0 at inception. At hedge inception and on an ongoing basis, conditions supporting hedge effectiveness are evaluated. The Company believes that all conditions required in FASB ASC 815-20-25-104 have been met, as all terms of the subordinated note and the interest rate swap match. Because the Company’s evaluations have concluded that the critical terms of the subordinated notes and the interest rate swaps meet the criteria outlined in FASB ASC 815-20-25-104, the “short-cut” method of accounting is applied, which assumes there is no ineffectiveness of a hedging arrangement’s ability to hedge risk as changes in the interest rate component of the swaps’ fair value are expected to exactly offset the corresponding changes in the fair value of the underlying subordinated notes, as described above. Because the hedging arrangement is considered perfectly effective, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in a net impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The fair value adjustments related to credit quality were not material as of September 30, 2017 and December 31, 2016.

The following tables provide information pertaining to interest rate swaps designated as fair value hedges under FASB ASC 815 at September 30, 2017 and December 31, 2016:

Summary of Interest Rate Swaps Designated As Fair Value Hedges

	September 30, 2017		December 31, 2016
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other liabilities	$1,304	$(121)	$1,468	$(165)

Summary of Interest Rate Swap Components

	September 30, 2017	December 31, 2016
Weighted average pay rate	7.23%	7.22%
Weighted average receive rate	1.72%	1.73%
Weighted average maturity in years	2.5	2.9

Customer Derivatives – Interest Rate Swaps. The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. The Company recognized $2 thousand in income and $87 thousand in expense resulting from fair value adjustments during the nine months ended September 30, 2017 and 2016, respectively, which were included in other income in the unaudited condensed consolidated statements of operations.

	September 30, 2017		December 31, 2016
Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Other assets	$30,238	$775	$45,236	$2,077
Other liabilities	(30,238)	(779)	(45,236)	(2,087)

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at September 30, 2017 and December 31, 2016 was $10.7 million and $13.8 million, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $779 thousand and $2.0 million at September 30, 2017 and December 31, 2016, respectively.

Risk Participation Agreement. During the nine months ended September 30, 2017, the Bank entered into a risk participation agreement with a financial institution counterparty for an interest rate derivative contract (the “Agent Bank”) related to a loan in which the Bank is a participant. The risk protection agreement provides credit protection to the Agent Bank should the borrower fail to perform on its interest rate derivative contracts with the Agent Bank. The Bank received an upfront fee of $243 thousand upon entry into the risk participation agreement in the nine months ended September 30, 2017. The Bank manages its credit risk on the credit risk participation agreements by monitoring the creditworthiness of the borrower, which is based on the normal credit review process had the Bank entered into the derivative instruments directly with the borrower. The notional amount of such risk participation agreement reflects the Bank’s pro-rata share of the derivative instrument, consistent with its share of the related participated loan. As of September 30, 2017, the total notional amount of the risk participation agreement was $17.4 million and its fair value, recorded in other liabilities on the condensed consolidated statements of financial condition, was $3 thousand.

(8) Deposits

Deposits consist of the following major classifications:

	September 30, 2017	December 31, 2016
Interest-bearing demand deposits	$663,252	$697,701
Non-interest-bearing demand deposits	409,428	397,311
Savings deposits	247,587	241,754
Time deposits under $250,000	323,606	338,615
Time deposits $250,000 or more	26,121	28,789
Brokered time deposits	12,500	37,193
Total	$1,682,494	$1,741,363

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

In accordance with FASB ASC 810-10, all of the Issuer Trusts outstanding at September 30, 2017 and December 31, 2016 are deconsolidated. The junior subordinated debentures issued by the Company to the Issuer Trusts at September 30, 2017 and December 31, 2016 of $51.5 million and $92.8 million, respectively, are reflected as junior subordinated debentures in the Company’s consolidated statements of financial condition. The Company records interest expense on the junior subordinated debentures in its consolidated statements of operations. The Company also recorded the common securities of $1.5 million and $2.8 million issued by the Issuer Trusts in other assets in its consolidated statements of financial condition at September 30, 2017 and December 31, 2016, respectively.

The following is a summary of the outstanding capital securities issued by each Issuer Trust and the junior subordinated debentures issued by the Company to each Issuer Trust as of September 30, 2017 and December 31, 2016.

Summary of Capital Securities and Junior Subordinated Debentures

September 30, 2017	Capital Securities		Junior Subordinated Debentures
Issuer Trust	Issuance Date	Stated Value	Principal Amount	Maturity
Sun Statutory Trust VII	January 17, 2006	$30,000	$30,928	March 15, 2036
Sun Capital Trust VII	April 19, 2007	10,000	10,310	April 19, 2037
Sun Capital Trust VIII	July 5, 2007	10,000	10,310	October 1, 2037
		$50,000	$51,548

December 31, 2016	Capital Securities		Junior Subordinated Debentures
Issuer Trust	Issuance Date	Stated Value	Principal Amount	Maturity
Sun Capital Trust V	December 18, 2003	$15,000	$15,464	December 30, 2033
Sun Capital Trust VI	December 19, 2003	25,000	25,774	January 23, 2034
Sun Statutory Trust VII	January 17, 2006	30,000	30,928	March 15, 2036
Sun Capital Trust VII	April 19, 2007	10,000	10,310	April 19, 2037
Sun Capital Trust VIII	July 5, 2007	10,000	10,310	October 1, 2037
		$90,000	$92,786

As of September 30, 2017, each of the capital securities is eligible for redemption.

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

The Company redeemed $40 million of its outstanding trust preferred securities during 2017.  Specifically, the securities redeemed were: (i) $15.0 million of the floating rate capital securities issued by Sun Capital Trust V, which were called for redemption on May 23, 2017 and redeemed on June 30, 2017, and (ii) $25.0 million of the floating rate capital securities issued by Sun Capital Trust VI, which were called for redemption on May 23, 2017 and redeemed on July 23, 2017.  The trust preferred securities were redeemed, along with the common securities issued by Sun Capital Trust V and Sun Capital Trust VI and held by the Company, as a result of the concurrent redemption of the Company's outstanding junior subordinated debentures held by Sun Capital Trust V and Sun Capital Trust VI.  The redemptions were completed pursuant to the optional prepayment provisions of the respective indentures. During the nine months ended September 30, 2017, the Bank accelerated $415 thousand of deferred issuance costs related to these two tranches of trust preferred securities.

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

Earnings Per Share Computation

	For the Three Months Ended September 30,
	2017	2016
Net income	$2,740	$1,630
Average common shares outstanding	19,088,192	18,874,577
Net effect of dilutive common stock equivalents	100,298	88,163
Adjusted average shares outstanding – dilutive	19,188,490	18,962,740
Basic income per share	$0.14	$0.09
Diluted income per share	$0.14	$0.09

	For the Nine Months Ended September 30,
	2017	2016
Net income	$5,625	$5,418
Average common shares outstanding	19,044,985	18,821,047
Net effect of dilutive common stock equivalents	117,429	88,820
Adjusted average shares outstanding – dilutive	19,162,414	18,909,867
Basic income per share	$0.30	$0.29
Diluted income per share	$0.29	$0.29

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

Following the announcement of the execution of the Merger Agreement, three substantially similar putative class action lawsuits challenging the proposed Merger were filed by alleged shareholders of the Company in the Superior Court of New Jersey, Burlington County against the Company, its current directors, OceanFirst and Merger Sub.  All three lawsuits were filed on July 18, 2017. The actions are captioned: Oswald v. Sun Bancorp, Inc., C 000070 17, Chetcuti v. Sun Bancorp, Inc., C 000072 17 and Rumsey v. Sun Bancorp, Inc., C 000071 17 (collectively, the “State Court Actions”). The State Court Actions generally alleged that the Company’s board of directors breached its fiduciary duties by approving the Merger for inadequate consideration and through a flawed process. The State Court Actions also alleged that the directors approved provisions in the Merger Agreement that constitute impermissible deal protection devices that allegedly preclude other bidders from making a successful competing offer for the Company, including, among others, a no solicitation provision that allegedly prevents other buyers from participating in discussions which may lead to a superior proposal, a matching rights provision that allows OceanFirst to match any competing proposal, and a provision that requires the Company to pay OceanFirst a termination fee of $17.0 million under certain circumstances. Plaintiffs further alleged that OceanFirst and Merger Sub aided and abetted such alleged breaches.  Plaintiffs sought an order enjoining completion of the proposed Merger as well as unspecified money damages, costs and attorneys’ fees and expenses.  On July 31, 2017, the plaintiffs in the State Court Actions filed a motion to consolidate all three State Court Actions, and for the appointment of interim lead counsel. On August 28, 2017, the court granted the motion to consolidate, consolidating all three State Court Actions under the caption In re Sun Bancorp, Inc. Consolidated Stockholder Litigation, C 70 17. In addition, on September 22, 2017, another alleged shareholder of Company filed a putative class action lawsuit against the Company, the Company’s board of directors, Ocean First and Merger Sub in the

United States District Court for the District of New Jersey, captioned Paul Parshall v. Sun Bancorp, Inc., et al., No. 1:17-cv-07368 (together with the State Court Actions, the “Class Actions”), in which the plaintiff alleged that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and certain rules and regulations promulgated thereunder by not disclosing certain allegedly material facts about the Merger.

On October 13, 2017 the Company, OceanFirst and the plaintiffs in each of the Class Actions entered into a memorandum of understanding (“MOU”) which provides for the settlement of the Class Actions.  The MOU contemplates, among other things, that the Company would make certain supplemental disclosures relating to the Merger. The Company believes that the claims asserted in the Class Actions are without merit and that no further disclosure is required under applicable law.  However, to avoid the risk that the Class Actions may delay or otherwise adversely affect the consummation of the Merger and to minimize the burden and expense of further litigation, the Company agreed to voluntarily make supplemental disclosures related to the Merger. The supplemental disclosures were made in Item 8.01 of the Current Report on Form 8-K filed by the Company with the SEC on October 13, 2017.  Furthermore, pursuant to the MOU, the plaintiffs in each of the Class Actions voluntarily dismissed their individual claims with prejudice their and the claims asserted on behalf of a putative class of the Company’s shareholders without prejudice. No liability or reserve has been recognized in the Company’s unaudited condensed consolidated statements of financial condition at September 30, 2017 with respect to these matters.

(12) Commitments and Contingent Liabilities

Letters of Credit

In the normal course of business, the Company has various commitments and contingent liabilities, such as customers’ letters of credit (including standby letters of credit of $8.4 million and $10.1 million at September 30, 2017 and December 31, 2016, respectively) which are not reflected in the accompanying unaudited condensed consolidated financial statements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Reserve for Unfunded Commitments

The Company maintains a reserve for unfunded loan commitments and letters of credit which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition consistent with FASB ASC 825, Financial Instruments. As of September 30, 2017, the Company recorded estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at September 30, 2017 and December 31, 2016 was $399 thousand and $611 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

Reserves for Loans Sold

The Company maintains a reserve for estimated losses inherent with residential mortgage loans sold to third-party purchasers with recourse and potential repair requests for guaranteed loans sold to the Small Business Administration in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The recourse reserves for these loans at September 30, 2017 and December 31, 2016 was $1.0 million and $1.6 million, respectively, and is reported in other liabilities in the unaudited condensed consolidated statement of financial condition. The Company did not repurchase any loans during the year as of September 30, 2017 and made no recourse payments. Management believes this reserve level is sufficient to address potential recourse exposure.

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

FASB ASC 820 requires the Company to disclose the fair value of financial assets on both a recurring and non-recurring basis. The assets and liabilities measured at fair value on a recurring basis are as follows:

		Category Used for Fair Value Measurement
September 30, 2017	Total	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Treasury securities	$3,497	$3,497	$—	$—
U.S. Government agency mortgage-backed securities	256,926	—	256,926	—
Trust preferred securities	10,302	—	—	10,302
Collateralized loan obligations	—	—	—	—
Other securities	609	609	—	—
Hedged commercial loans	1,426	—	1,426	—
Interest rate swaps	775	—	775	—
Liabilities:
Fair value interest rate swaps	121	—	121	—
Interest rate swaps	779	—	779	—

December 31, 2016
Assets:
Investment securities available for sale:
U.S. Treasury securities	$2,498	$2,498	$—	$—
U.S. Government agency mortgage-backed securities	244,658	—	244,658	—
Trust preferred securities	9,851	—	—	9,851
Collateralized loan obligations	37,319	—	37,319	—
Other securities	1,360	1,360	—	—
Hedged commercial loans	1,634	—	1,634	—
Interest rate swaps	2,077	—	2,077	—
Liabilities:
Fair value interest rate swaps	165	—	165	—
Interest rate swaps	2,087	—	2,087	—

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

The cash flow model for the pooled issue owned by the Company at September 30, 2017 assumes no recovery on defaulted collateral, no recovery on securities in deferral and an additional 3.6% future default rate assumption on the remaining performing collateral every three years with no recovery rate.

For trust preferred securities, projected cash flows are discounted at a rate based on a trading group of similar securities quoted on the New York Stock Exchange or over-the-counter markets which is reviewed for market data points such as credit rating, maturity, price and liquidity. The Company indexes the securities to a comparable maturity interest rate swap to determine the market spread, which is then used as the discount rate in the cash flow models. As of the reporting date, the market spreads were 2.75% for the pooled security and 5.25% for the single issuer. An increase or decrease of three percentage points in the discount rate on the pooled issue would result in a decrease of $1.9 million or an increase of $2.5 million in the security fair value, respectively. An increase or decrease of three percentage points in the discount on the single issuer would result in a decrease of $902 thousand or an increase of $1.5 million in the security fair value, respectively.

The following provides details of the Level 3 fair value measurement activity for the three and nine months ended September 30, 2017 and 2016:

Fair Value Measurements Using Significant Unobservable Inputs-Level 3

Investment Securities

	For the Three Months Ended September 30,
	2017	2016
Balance, beginning of period	$10,412	$9,562
Total gains, realized/unrealized:
Included in earnings	1	1
Included in accumulated other comprehensive income	(111)	184
Purchases	—	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers out of Level 3	—	—
Balance, end of period	$10,302	$9,747

	For the Nine Months Ended September 30,
	2017	2016
Balance, beginning of period	$9,851	$10,175
Total gains, realized/unrealized:
Included in earnings	4	4
Included in accumulated other comprehensive income	447	(432)
Purchases	—
Maturities	—	—
Prepayments	—	—
Calls	—	—
Transfers out of Level 3	—	—
Balance, end of period	$10,302	$9,747

There were no transfers between the three levels for the nine months ended September 30, 2017 and 2016. The Company evaluates its hierarchy on a quarterly basis to ensure proper classification.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, loans held-for-sale, bank properties and equipment and bank properties transferred to other real estate owned at fair value on a non-recurring basis. At September 30, 2017 and 2016, these assets were valued in accordance with GAAP and, except for impaired loans included in the following table, did not require fair value disclosure under the provisions of FASB ASC 820. The related changes in fair value for the nine months ended September 30, 2017 and 2016 are as follows:

		Category Used for Fair Value Measurement			Total Losses Or Changes in Net Assets /
	Total	Level 1	Level 2	Level 3	Liabilities
September 30, 2017
Assets:
Impaired loans	$1,322	$—	$—	$1,322	$(111)

September 30, 2016
Assets:
Impaired loans	$3,477	$—	$—	$3,477	$(585)
Loans held-for-sale, at lower of cost or market	178	—	178	—	(136)

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

Impaired loan fair value measurements are based upon unobservable inputs, and therefore, are categorized as a Level 3 measurement. There were no impaired loans with specific reserves at both September 30, 2017 and 2016. There were no charge-offs recorded on impaired loans with a specific reserve during both the nine months ended September 30, 2017, and 2016. Impaired loans held-for-investment with an aggregate carrying amount of $4.2 million and $3.5 million at September 30, 2017 and 2016, respectively, did not include specific reserves as the value of the underlying collateral was not below the carrying amount. However, these loans did include charge-offs of $111 thousand, none of which related to loans that were fully charged off at September 30, 2017 and $585 thousand, of which $117 thousand related to loans that were fully charged off at September 30, 2016.

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified as other real estate owned. The balance of other real estate owned can also include bank properties transferred from operations. These assets are carried at the lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and the collateral. During the nine months ended September 30, 2017 and 2016, the Company did not record a decrease in fair value on either commercial or consumer properties.

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

Carrying Amounts and Estimated Fair Values of Financial Assets and Liabilities

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$20,180	$20,180	$19,645	$19,645
Interest-earning bank balances	73,278	73,278	114,563	114,563
Restricted cash	1,000	1,000	5,000	5,000
Investment securities available-for-sale	271,334	271,334	295,686	295,686
Investment securities held-to-maturity	250	250	250	250
Loans receivable, net	1,573,072	1,545,512	1,592,743	1,575,818
Hedged commercial loans(1)	1,426	1,426	1,634	1,634
Restricted equity investments	16,844	16,844	15,791	15,791
Interest rate swaps	775	775	2,077	2,077

Liabilities:
Demand deposits	$1,072,679	$1,044,468	$1,095,012	$1,070,680
Savings deposits	247,587	239,838	241,754	235,216
Time deposits	362,227	367,153	404,597	412,903
Advances from FHLBNY	85,266	86,004	85,416	85,703
Junior subordinated debentures	51,548	32,560	92,786	64,282
Fair value interest rate swaps	121	121	165	165
Interest rate swaps	779	779	2,087	2,087

(1)

Includes positive market value adjustment of $122 thousand and $165 thousand at September 30, 2017 and December 31, 2016, respectively, which is equal to the change in value of related interest rate swaps designated as fair value hedges of these hedged loans in accordance with FASB ASC 815.

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

Restricted equity securities. Ownership in equity securities of the Federal Reserve Bank, FHLBNY and Atlantic Central Bankers Bank is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value. The fair value is based on Level 2 inputs.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

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

The following table provides both the Company’s and the Bank’s risk-based capital ratios as of September 30, 2017 and December 31, 2016.

Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		Minimum Capital Requirement with Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provision(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017:
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$323,880	20.15%	$128,569	8.00%	$148,658	9.25%	N/A
Sun National Bank	315,069	19.59	128,634	8.00	148,733	9.25	$160,793	10.00%
Tier 1 common equity capital (to risk- weighted assets):
Sun Bancorp, Inc.	265,469	16.52	72,320	4.50	92,409	5.75	N/A
Sun National Bank	299,977	18.66	72,357	4.50	92,456	5.75	104,515	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	308,787	19.21	96,426	6.00	116,515	7.25	N/A
Sun National Bank	299,977	18.66	96,476	6.00	116,575	7.25	128,634	8.00
Leverage capital:
Sun Bancorp, Inc.	308,787	14.57	84,754	4.00	N/A		N/A
Sun National Bank	299,977	14.16	84,759	4.00	N/A		105,949	5.00

December 31, 2016:
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$354,078	21.63%	$130,929	8.00%	$141,157	8.625%	N/A
Sun National Bank	324,196	19.85	130,664	8.00	140,872	8.625	$163,330	10.00%
Tier 1 common equity capital (to risk- weighted assets):
Sun Bancorp, Inc.	262,386	16.03	73,647	4.50	83,876	5.125	N/A
Sun National Bank	308,043	18.86	73,498	4.50	83,707	5.125	106,164	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	309,910	18.94	98,196	6.00	108,425	6.625	N/A
Sun National Bank	308,043	18.86	97,998	6.00	108,206	6.625	130,664	8.00
Leverage capital:
Sun Bancorp, Inc.	309,910	14.57	85,092	4.00	N/A		N/A
Sun National Bank	308,043	14.50	84,959	4.00	N/A		106,199	5.00

(1)	Conservation Buffer of 1.25% became effective as of January 1, 2017.
(2)	Not applicable for bank holding companies.

At September 30, 2017 and 2016, the Company and the Bank exceeded the required ratios for classification as “well capitalized.”

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

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to the Bank’s history of losses and retained deficit as of September 30, 2017, the Bank may not pay dividends; however, federal law permits the Bank to distribute cash or other assets to the Company through a reduction of capital, subject to approval by the OCC.  At such time as the retained deficit is eliminated, any proposed dividends from the Bank to the Company are subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice. In the first quarter of 2017, the Bank applied for and received approval from the OCC to distribute $20 million to the Company as a return and reduction of capital. This distribution was completed in the first quarter of 2017.

Federal Deposit Insurance Corporation (“FDIC”) assessment expense of $167 thousand and $240 thousand was recognized during the three months ended September 30, 2017 and 2016, respectively, and $494 thousand and $872 thousand was recognized during the nine months ended September 30, 2017 and 2016, respectively.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company. At September 30, 2017, all $50.0 million in capital securities qualified as Tier 1 capital. The redemption of the two tranches of the Company’s trust preferred securities in the nine months ended September 30, 2017 resulted in reductions in Tier 1 capital and Tier 2 capital of $13.0 million and $27.0 million, respectively.

(15) Dividends:

On October 24, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share payable on December 5, 2017 to shareholders on record as of November 21, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q of the Company and the documents incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We are including this statement for the purpose of invoking those safe harbor provisions. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements may include, among other things:

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

•	our ability to continue to pay dividends;
•	the ability of the Company or OceanFirst to obtain regulatory approvals and meet other closing conditions to the Merger;
•	a potential delay in closing the Merger;
•	the potential impact of announcement or consummation of the Merger on relationships with third parties, including customers, employees, and competitors,
•	future financial and operating results of OceanFirst, the Company or the combined institution following the Merger;
•	our ability to recapture the remaining benefits of our deferred tax asset; and
•	our success at managing the risks involved in the foregoing.

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

Core Deposits:

Core deposits are calculated by excluding time deposits and brokered deposits from total deposits. The following table provides a reconciliation of core deposits to GAAP total deposits at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Total deposits	$1,682,494	$1,741,363
Less: Time deposits	349,727	367,404
Less: Brokered time deposits	12,500	37,193
Core deposits	$1,320,267	$1,336,766

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts presented in the tables are in thousands)

General Overview

The Company is a bank holding company headquartered in Mount Laurel, New Jersey, with its principal subsidiary being Sun National Bank. The Company’s principal business is to serve as a holding company for the Bank. At September 30, 2017, the Company had total assets of $2.17 billion, total liabilities of $1.84 billion and total shareholders’ equity of $328.6 million. The Company reported net income available to common shareholders of $2.7 million, or $0.14 per diluted share, and $5.6 million, or $0.29 per diluted share for the three and nine months ended September 30, 2017, respectively.

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

The U.S. economy has experienced moderate expansion with a post-election increase in positive business and consumer sentiment presenting a potential upside for growth. Inflation has been low in 2017. However, tighter labor markets could potentially generate higher inflation. Interest rates have been increasing, but remain near historical lows with a strong market expectation for an additional increase in late 2017 or the first quarter of 2018. The unemployment rate in the U.S. was 4.2% in September 2017, which is a decrease from 4.7% in December 2016. Based upon initial estimates, the U.S. gross domestic product (“GDP”) for the third quarter of 2017 increased at an annual rate of 3.0% as compared to a 3.1% increase in the second quarter of 2017. The U.S. economy maintained a moderate pace of growth in the third quarter as an increase in inventory investment and a smaller trade deficit offset a hurricane-related slowdown in consumer spending and a decline in construction. At the state level, according to the latest South Jersey Business Survey produced by the Federal Reserve Bank, economic conditions continued to expand in the third quarter of 2017.  The South Jersey Business Survey indicates that business expectations are at high levels, including the six-month forecast for employment. In Northern New Jersey, business activity is expected to continue to increase at a modest pace. New Jersey’s unemployment rate rose to 4.7% as of September 2017, compared to 4.1% as of June 2017 and 4.7% as of December 2016.

At its meeting in October 2017, the Federal Open Market Committee (the “FOMC”) maintained the Federal Funds target rate at 1% to 1.25%.  The FOMC stated that it expects to begin implementing its balance sheet normalization program relatively soon, provided that the economy evolves as anticipated. It is anticipated that the FOMC could increase the target rate one additional time later in 2017 as the economy gains momentum and inflation increases modestly. The FOMC stated that economic activity should continue to expand at a moderate pace, labor market conditions will strengthen and inflation will stabilize around 2%, over the medium term. In determining whether to raise the target rate in the future, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and 2% inflation.

The economy continues to experience uncertainty in some sectors, and, together with the challenging regulatory environment and the uncertainty around policy changes by the President and Congress, it will continue to affect the Company and the markets in which it does business and may adversely impact the Company’s results in the future. The discussion herein provides further detail on the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2017.

Merger Agreement with OceanFirst

On June 30, 2017, the Company entered into the Merger Agreement with OceanFirst, a Delaware corporation and the parent company of OceanFirst Bank and Merger Sub, a wholly-owned subsidiary of OceanFirst. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving entity, and immediately following the First-Step Merger, the Company will merge with and into OceanFirst, with OceanFirst as the surviving entity. It is anticipated that immediately following the consummation of the Merger, the Bank will merge with and into OceanFirst Bank, with OceanFirst Bank as the surviving bank.

Upon completion of the Merger, each outstanding share of Company common stock will be converted into the right to receive, at the election of each Company shareholder, the Cash Consideration or the Stock Consideration, subject to an allocation and proration procedure.  The amount of Cash Consideration to be received for a share of Company stock is based on a formula designed to equal the sum of (A) $3.78 plus (B) the product of 0.7884 multiplied by the OceanFirst Share Closing Price.  The Merger Agreement provides that the aggregate amount of Cash Consideration will not exceed the product of (x) $3.78 and (y) the total number of shares of the Company’s common stock issued and outstanding immediately prior to the effective time of the First-Step Merger. The Stock Consideration to be received for a share of Company stock will be equal to the quotient of (A) the Cash Consideration divided by (B) the OceanFirst Share Closing Price. The Merger was unanimously approved by the boards of directors of each of the Company and OceanFirst in June 2017. On October 24 and 25, 2017, the respective shareholders of the Company and OceanFirst approved the Merger.

The Merger Agreement contains customary representations and warranties from both the Company and OceanFirst, each with respect to its and its subsidiaries’ businesses. Each party has also agreed to customary covenants, including, among others, covenants relating to (1) the conduct of its business during the interim period between the execution of the Merger Agreement and the effective time of the First-Step Merger, (2) the obligation of the Company to call a meeting of its shareholders to adopt the Merger Agreement, and, subject to certain exceptions, to recommend that its shareholders adopt the Merger Agreement, (3) the obligation of OceanFirst to call a meeting of its shareholders to adopt the  Merger Agreement, and, subject to certain exceptions, to recommend that its shareholders adopt the Merger Agreement, and to approve the issuance of the shares of OceanFirst Common Stock in connection with the First-Step Merger, and (4) the Company’s non-solicitation obligations relating to alternative acquisition proposals.   The Company and OceanFirst have agreed to use their reasonable best efforts to prepare and file all applications, notices, and other documents to obtain all necessary consents and approvals for consummation of the transactions contemplated by the Merger Agreement. Simultaneously with the execution of the Merger Agreement, certain of the Company’s shareholders entered into voting and support agreements with OceanFirst pursuant to which each has agreed to vote in favor of the Merger.

The consummation of the Merger is subject to customary closing conditions, including (1) receipt of the requisite approvals of the Company shareholders and the OceanFirst shareholders, (2) receipt of all required regulatory approvals, (3) the absence of any law or order prohibiting the consummation of the Merger, (4) the effectiveness of the registration statement to be filed by OceanFirst with the SEC with respect to the OceanFirst Common Stock to be issued in the First-Step Merger, and (5) authorization for listing on the NASDAQ Global Select Market of the shares of OceanFirst Common Stock to be issued in the First-Step Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other customary conditions, including (a) the accuracy of the representations and warranties of the other party, subject to certain materiality standards, (b) compliance in all material respects by the other party with its covenants and (c) receipt by such party of an opinion from such party’s counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Regulatory approval of the Merger was received from the Federal Reserve Bank on October 17, 2017. The regulatory application for the transaction remains under review by the OCC. Subject to receipt of OCC approval and satisfaction of other customary closing conditions noted above, the Company expects to close the Merger in January 2018.

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

Financial Condition

Total assets declined to $2.17 billion at September 30, 2017 as compared to $2.26 billion at December 31, 2016, mainly due to a decrease in cash and cash equivalents, investment securities, and net loans receivable.  Total loans, net of allowance for loan losses, decreased by $19.9 million, or 1.2%, to $1.57 billion at September 30, 2017, as compared to $1.59 billion at December 31, 2016.  Specifically, from December 31, 2016 to September 30, 2017, owner occupied commercial real estate loan growth totaled $14.7 million and commercial and industrial loan growth totaled $30.7 million, while non-owner occupied commercial real estate loans declined by $3.1 million during the same time period. The growth in the owner occupied commercial real estate loan portfolio is consistent with the Company’s strategic focus on lending in this sector. The Company’s commercial and industrial loan portfolio increase during 2017 is primarily due to loan originations in excess of pay downs. The decline in the Company’s non-owner occupied commercial real estate loan origination and refinancing activity during  the first nine months of 2017 is due primarily to higher interest rates. Consumer loans fell by $37.8 million from December 31, 2016 to September 30, 2017 in accordance with the Company’s strategic plan to focus on commercial lending.

Investment securities available-for-sale decreased by $24.4 million, or 8.2%, from $295.7 million at December 31, 2016 to $271.3 million at September 30, 2017 due primarily to the sale of collateralized loan obligations of $37.5 million, partially offset by a net increase of $11.3 million in mortgage-backed securities.  Cash and cash equivalents declined by $40.8 million, or 30%, to $93.5 million at September 30, 2017, as compared to $134.2 million at December 31, 2016.  This decrease was mainly driven by a $58.9 million reduction in deposits and redemption of $41.2 million of junior subordinated debentures in 2017, partially offset by reductions in investment securities and net loans receivable.

The net deferred tax asset decreased by $3.7 million, or 7.2%, to $47.9 million at September 30, 2017 from $51.6 million at December 31, 2016. The Company maintains a valuation allowance of $73.2 million against the remaining portion of its gross deferred tax asset at September 30, 2017, unchanged from December 31, 2016. Upon consideration of several quantitative and qualitative factors, the Company determined that it was more likely than not that the full deferred tax asset would not be realized as of September 30, 2017. The Company will continue to assess the potential for reversal of the valuation allowance on a quarterly basis.

Total liabilities decreased by $103.5 million, or 5.3%, to $1.84 billion at September 30, 2017, compared to $1.94 billion at December 31, 2016. The decrease in total liabilities is primarily attributable to a decrease of $58.9 million in deposits to $1.68 billion at September 30, 2017, as compared to $1.74 billion at December 31, 2016, as well as the redemption of $41.2 million in junior subordinated debentures.  Deposits declined primarily as a result of a reduction of $42.4 million in time deposits at September 30, 2017, reflecting declines of deposits that are not considered longer term customer relationship accounts, including wholesale brokered deposits.

The Company’s allowance for loan losses was $14.7 million, or 0.92% of gross loans, at September 30, 2017 and $15.5 million, or 0.97% of gross loans, at December 31, 2016.  There was a negative provision for loan loss of $831 thousand recorded during the nine months ended September 30, 2017.  The Company’s continued focus on asset quality, combined with continued improvement in the economy has resulted in improvement in the Company’s historical loss severity.  The resulting decrease in the allowance for loan losses reflects the impact of the improved loss severity, specifically in the consumer portfolio, during the nine months ended September 30, 2017. Across the commercial and consumer loan portfolios, the Company continues to closely monitor areas of weakness and take expedient and appropriate action as necessary to ensure adequate reserves are in place to absorb losses inherent in the loan portfolio.

Shareholders’ equity increased by $8.9 million to $328.6 million at September 30, 2017 as compared to $319.7 million at December 31, 2016 primarily due to net income of $5.6 million during the nine months ended September 30, 2017 and a decrease in treasury stock of $2.4 million from stock issuances pursuant to the Company’s equity compensation plans.

Table 1 provides detail regarding the Company’s non-performing assets and TDRs at September 30, 2017 and December 31, 2016.

Table 1: Summary of Non-performing Assets and TDRs

	September 30, 2017	December 31, 2016
Non-performing assets:
Non-accrual loans held-for-investment	$2,727	$1,697
Troubled debt restructuring, non-accruing	1,481	1,404
Total non-performing assets	$4,208	$3,101

Total non-performing assets increased by $1.1 million to $4.2 million at September 30, 2017 from $3.1 million at December 31, 2016 mainly due to the increase in non-accrual residential mortgage loans of $845 thousand from December 31, 2016 to September 30, 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

Overview. The Company’s net income available to shareholders for the three months ended September 30, 2017 was $2.7 million, or $0.14 per diluted share, compared to net income of $1.6 million, or $0.09 per diluted share, for the corresponding period in 2016. The Company’s results in the third quarter of 2017 continue to reflect the benefit of its focus on increasing the commercial loan portfolio and on expense management. During the three months ended September 30, 2017 and September 30, 2016, the Company recorded no provision for loan losses.

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

Net interest income increased by $1.3 million to $16.0 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily reflecting increased earnings on the Company’s commercial loan portfolio and decreased interest expense due to the redemptions of the junior subordinated debentures in June and July of 2017.

During the three months ended September 30, 2017 and 2016, the Company’s investment portfolio did not include tax exempt loans or investments.  Therefore, no tax equivalent adjustments were required in either period.

Interest income increased by $1.2 million, or 6.8%, from $17.5 million for the three months ended September 30, 2016, to $18.6 million for the three months ended September 30, 2017. Interest income on loans increased by $1.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, due primarily to an increase in interest from commercial loans of $1.5 million from the prior year period due to growth in the Company’s commercial and industrial loan and owner occupied commercial real estate loan portfolios, partially offset by a decrease of $424 thousand in interest income on consumer loans as a result of the continuing planned decline in the Company’s consumer loan portfolio. The average balance of loans receivable increased by $8.9 million, or 0.6% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, driven by a $66.8 million increase in the average commercial loan balance, partially offset by a reduction in the average balance of the consumer loans of $57.9 million, or 16.0%. The average yield on loans receivable increased by 25 basis points from the three months ended September 30, 2016 to the three months ended September 30, 2017 which reflects the increase in the commercial loan portfolio as well as increased market interest rates.  Average investment securities decreased by $16.7 million, or 5.4%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, which when combined with the increase in the average yield of seven basis points during the same time period, resulted in a decrease in interest income on investment securities of $40 thousand. Income on interest-earning bank balances increased by $145 thousand for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, due to an increase of 76 basis points in the average yield on such balances, reflecting an increase in market interest rates.

Interest expense decreased by $139 thousand for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.  Interest expense on interest-bearing deposits increased primarily due to an increase in interest expense on time deposits of $52 thousand for the three months ended September 30, 2017 as compared to the corresponding period in 2016, due to an increase in the average cost of time deposits of 11 basis points during this time period. The increase in the average cost of time deposits reflects an increase in the market interest rates.  Additionally, interest expense on borrowings decreased by $240 thousand and average borrowing declined $35.5 million for the three months ended September 30, 2017 as compared to the corresponding period in 2016. This is primarily the result of the redemption of two tranches of trust preferred securities totaling $41.2 million, which were fully redeemed during June and July of 2017. The redemptions reduced the average cost of junior subordinated debentures by $233 thousand during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

The interest rate spread and net interest margin for the three months ended September 30, 2017 were 3.05% and 3.25%, respectively, compared to 2.75% and 2.94%, respectively, for the corresponding period in 2016. The increase in net interest margin is due primarily to the increase in the average yield of interest-earning assets of 29 basis points, while the cost of interest-bearing liabilities declined by one basis point to 73 basis points. Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income and interest expense as well as yield and cost information for the three months ended September 30, 2017 and 2016. Average balances are derived from daily balances.

Table 2: Average Balance Sheets

	For the Three Months Ended September 30,
	2017			2016
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable (1), (2)
Commercial	$1,281,970	$13,732	4.28%	$1,215,135	$12,230	4.03%
Home equity and other	109,766	1,285	4.68	128,078	1,354	4.23
Residential real estate	193,530	1,643	3.40	233,277	1,998	3.43
Total loans receivable	1,585,266	16,660	4.20	1,576,490	15,582	3.95
Investment securities	295,502	1,694	2.29	312,629	1,734	2.22
Interest-earning bank balances	91,205	289	1.27	112,413	144	0.51
Total interest-earning assets	1,971,973	18,643	3.78	2,001,532	17,460	3.49

Total non-interest-earning assets	218,475			185,950
Total assets	$2,190,448			$2,187,482
Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposit	$666,856	409	0.25%	$678,636	$374	0.22%
Savings deposits	248,700	216	0.35	241,960	202	0.33
Time deposits	369,680	1,033	1.12	386,802	981	1.01
Total interest-bearing deposit accounts	1,285,236	1,658	0.52	1,307,398	1,557	0.48
Long-term borrowings:
FHLBNY Advances	85,283	432	2.03	85,514	434	2.03
Obligations under capital lease	6,019	105	6.98	6,441	110	6.83
Junior subordinated debentures	57,992	413	2.85	92,786	646	2.78
Total borrowings	149,294	950	2.55	184,741	1,190	2.58
Total interest-bearing liabilities	1,434,530	2,608	0.73	1,492,139	2,747	0.74
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	414,256			402,465
Other liabilities	12,625			25,947
Total non-interest-bearing liabilities	426,881			428,412
Total liabilities	1,861,411			1,920,551

Shareholders' equity	329,037			266,931
Total liabilities and shareholders' equity	$2,190,448			$2,187,482
Net interest income		$16,035			$14,713
Interest rate spread (3)			3.05%			2.75%
Net interest margin (4)			3.25%			2.94%
Ratio of average interest-earning assets to average interest-bearing liabilities			137%			134%

(1)	Average balances include non-accrual loans.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Three Months Ended September 30, 2017 vs. 2016
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial	$757	$745	$1,502
Home equity and other	(210)	141	(69)
Residential real estate	(308)	(47)	(355)
Total loans receivable	239	839	1,078
Investment securities	(78)	38	(40)
Interest-earning deposits with banks	(32)	177	145
Total interest-earning assets	129	1,054	1,183
Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(8)	43	35
Savings deposits	4	10	14
Time deposits	(47)	99	52
Total interest-bearing deposit accounts	(51)	152	101
Long-term borrowings:
FHLBNY advances	(2)	—	(2)
Obligations under capital lease	(7)	2	(5)
Junior subordinated debentures	(249)	16	(233)
Total borrowings	(258)	18	(240)
Total interest-bearing liabilities	(309)	170	(139)
Net change in net interest income	$438	$884	$1,322

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

Provision for Loan Losses. The Company recorded no provision for loan losses during the three months ended September 30, 2017 and 2016, respectively, reflecting the continued improvement of the risk profile of the Company’s loan portfolio.  The ratio of allowance for loan losses to gross loans held-for-investment was 0.92% at September 30, 2017, as compared to 1.01% at September 30, 2016.  Net charge-offs for the three months ended September 30, 2017 were $250 thousand as compared to net charge-offs of $65 thousand during the three months ended September 30, 2016. See “Financial Condition” above.

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

Non-Interest Income. Non-interest income decreased by $307 thousand to $2.8 million for the three months ended September 30, 2017 as compared to $3.1 million for the three months ended September 30, 2016. This decrease was primarily attributable to a decrease of $212 thousand in investments products income and a $190 thousand decline in deposit service charges and fees from the prior year period, both due to reduced transaction volume.

Non-Interest Expense. Non-interest expense decreased by $1.4 million to $14.5 million for the three months ended September 30, 2017 as compared to $15.9 million for the three months ended September 30, 2016. This decrease was primarily due to decreases in other expense of $781 thousand, equipment expense of $233 thousand, occupancy expense of $132 thousand and data processing expense of $124 thousand during the three months ended September 30, 2017 as compared to the prior year period. Additionally, advertising expense declined by $106, thousand, and professional fees decreased $105 thousand during the three months ended

September 30, 2017.  This was partially offset by an increase in salaries and employee benefits of $172 thousand.  The decrease in other expenses primarily related to SBA loan recourse reserve reductions of $588 thousand during the three months ended September 30, 2017. The decline in data processing expense is due to efforts to rationalize and restructure the Company’s computing infrastructure. Equipment expenses, occupancy expenses and professional fees declined from the prior year due to continued operating efficiency improvements. The increase in salaries and employee benefits is attributed to an increase in incentive accruals during the three months ended September 30, 2017.

Income Tax Expense. Income tax expense increased by $1.3 million to $1.6 million for the three months ended September 30, 2017 from $287 thousand for the three months ended September 30, 2016. The increase in income tax expense from the prior year is due to the partial reversal of the Company’s deferred tax asset valuation allowance at December 31, 2016. As a result, the Company began recording income tax expense on its earnings in the first quarter 2017. The deferred tax asset balance and the related valuation allowance will decrease as the Company generates net income. In addition, during the three months ended September 30, 2017, the Company had $156 thousand of non-deductible expenses related to the Merger. The income tax expense in the third quarter of 2016 relates primarily to the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets which was first recorded in the first quarter of 2013. This tax amortization was ended in 2016 upon the recording of the valuation allowance reversal.

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

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

Overview. The Company’s net income available to shareholders for the nine months ended September 30, 2017 was $5.6 million, or $0.29 per diluted share, compared to net income of $5.4 million, or $0.29 per diluted share, for the corresponding period in 2016. The Company’s results in the first nine months of 2017 continue to reflect the benefit of its focus on increasing the commercial loan portfolio and on expense management. During the nine months ended September 30, 2017 and September 30, 2016, the Company recorded a negative provision for loan losses of $831 thousand and $1.7 million, respectively.

Net Interest Income.  Net interest income increased by $1.6 million to $45.7 million for the nine months ended September 30, 2017, from $44.1 million for the nine months ended September 30, 2016. The increase in net interest income is primarily due to the overall increase in the Company’s average balance sheet, particularly in the average balance of the Company’s commercial loan portfolio. The net interest margin increased by 10 basis points, to 3.04% for the nine months ended September 30, 2017, from 2.94% for the nine months ended September 30, 206.  During the nine months ended September 30, 2017 and 2016, the Company’s investment portfolio did not include tax exempt loans or investments.  Therefore, no tax equivalent adjustments were required in either period.

Interest income increased by $2.7 million, or 5.2%, from $51.9 million for the nine months ended September 30, 2016, to $54.6 million for the nine months ended September 30, 2017. Interest income on loans increased by $2.3 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, due primarily to an increase in interest on commercial loans of $3.8 million due to growth in the Company’s commercial and industrial loan and owner occupied commercial real estate portfolios, partially offset by a decrease of $1.5 million in interest income on consumer loans as a result of the continuing decline in the Company’s consumer loan portfolio. The average balance of loans receivable increased by $29.5 million, or 1.88% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, driven by a $89.4 million increase in the average commercial loan balance, partially offset by a reduction in the average balance of the consumer loan portfolio of $60.0 million, or 16.0%.  The average yield on loans receivable increased 12 basis points from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, which reflects the increase in the commercial loan portfolio as well as increased market interest rates. Average investment securities increased by $3.7 million, or 1.2%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, which when combined with the increase in the average yield of four basis points during the same time period, resulted in an increase in interest income on investment securities of $158 thousand.

Interest expense increased by $1.1 million for the nine months ended September 30, 2017 as compared to the corresponding period in 2016.  Interest expense on time deposits increased by $583 thousand for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, mainly due to an increase in the average balance of time deposits of $18.0 million and an increase in the average cost of time deposits of 16 basis points during this period resulting from an increase in market interest rates.  Additionally, interest expense on borrowings increased by $367 thousand for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This is primarily the result of the acceleration of $415 thousand of deferred issuance costs related to the redemption of two tranches of trust preferred securities totaling $40.0 million, which were fully redeemed during June and July of 2017. The impact of this increase was partially offset by a decrease in average borrowings of $12.4 million for the nine months ended September 30, 2017 to $172.5 million, from $184.9 million for the nine months ended September 30, 2016 as the average junior subordinated debentures balance declined by $11.8 million.

The interest rate spread and net interest margin for the nine months ended September 30, 2017 were 2.82% and 3.04%, respectively, compared to 2.76% and 2.94%, respectively, for the nine months ended September 30, 2016. Table 2 provides detail regarding the Company’s average daily balances with corresponding interest income and interest expense as well as yield and cost information for the nine months ended September 30, 2017 and 2016.

Table 4: Average Balance Sheets

	For the Nine Months Ended September 30,
	2017			2016
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans receivable (1), (2)
Commercial	$1,280,385	$39,570	4.11%	$1,190,942	$35,800	4.00%
Home equity and other	113,989	3,814	4.45	135,368	4,282	4.21
Residential real estate	201,838	5,173	3.41	240,498	6,197	3.43
Total loans receivable	1,596,212	48,557	4.05	1,566,808	46,279	3.93
Investment securities	305,186	5,282	2.30	301,579	5,124	2.26
Interest-earning bank balances	97,741	751	1.02	128,691	489	0.51
Total interest-earning assets	1,999,139	54,590	3.63	1,997,078	51,892	3.46

Total non-interest-earning assets	221,746			183,856
Total assets	$2,220,885			$2,180,934
Interest-bearing liabilities:
Interest-bearing deposit accounts:
Interest-bearing demand deposit	$665,140	$1,200	0.24%	$696,920	$1,115	0.21%
Savings deposits	245,364	628	0.34	236,750	563	0.32
Time deposits	388,825	3,210	1.10	370,851	2,627	0.94
Total interest-bearing deposit accounts	1,299,329	5,038	0.52	1,304,521	4,305	0.44
Long-term borrowings:
FHLBNY Advances	85,333	1,285	2.00	85,540	1,294	2.01
Obligations under capital lease	6,125	317	6.88	6,541	336	6.83
Junior subordinated debentures	81,004	2,281	3.75	92,786	1,886	2.70
Total borrowings	172,462	3,883	2.99	184,867	3,516	2.53
Total interest-bearing liabilities	1,471,791	8,921	0.81	1,489,388	7,821	0.70
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	409,008			404,563
Other liabilities	13,993			24,021
Total non-interest-bearing liabilities	423,001			428,584
Total liabilities	1,894,792			1,917,972

Shareholders' equity	326,093			262,962
Total liabilities and shareholders' equity	$2,220,885			$2,180,934
Net interest income		$45,669			$44,071
Interest rate spread (3)			2.82%			2.76%
Net interest margin (4)			3.04%			2.94%
Ratio of average interest-earning assets to average interest-bearing liabilities			136%			134%
(1)	Average balances include non-accrual loans.
(2)	Loan fees are included in interest income and the amount is not material for this analysis.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as percentage of average interest-earning assets.

Table 3: Rate/Volume(1)

	For the Nine Months Ended September 30, 2017 vs. 2016
	Increase (Decrease) Due To
	Volume	Rate	Net
Interest income:
Loans receivable:
Commercial	$2,760	$1,010	$3,770
Home equity and other	(464)	(4)	(468)
Residential real estate	(988)	(36)	(1,024)
Total loans receivable	1,308	970	2,278
Investment securities	64	94	158
Interest-earning deposits with banks	(13)	275	262
Total interest-earning assets	1,359	1,339	2,698
Interest expense:
Interest-bearing deposit accounts:
Interest-bearing demand deposits	(5)	90	85
Savings deposits	24	41	65
Time deposits	129	454	583
Total interest-bearing deposit accounts	148	585	733
Long-term borrowings:
FHLBNY advances	(3)	(6)	(9)
Obligations under capital lease	(19)	—	(19)
Junior subordinated debentures	(23)	418	395
Total borrowings	(45)	412	367
Total interest-bearing liabilities	103	997	1,100
Net change in net interest income	$1,256	$342	$1,598
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

Provision for Loan Losses. The Company recorded a negative provision for loan losses during the nine months ended September 30, 2017 and 2016 of $831 thousand and $1.7 million, respectively, reflecting a reduction in the historical loss factors in the consumer loan portfolio, loan pay downs during that period and the continued improvement of the risk profile of the Company’s loan portfolio.  The ratio of allowance for loan losses to gross loans held-for-investment was 0.92% at September 30, 2017, as compared to 1.01% at September 30, 2016.  Net charge offs for the nine months ended September 30, 2017 were $16 thousand as compared to net charge-offs of $499 thousand during the nine months ended September 30, 2016. See “Financial Condition” above.

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

Non-Interest Income. Non-interest income decreased by $812 thousand to $9.3 million for the nine months ended September 30, 2017 as compared to $10.1 million for the nine months ended September 30, 2016. This decrease was primarily attributable to a $387 thousand gain on the sale of Class B Visa shares recorded during the nine months ended September 30, 2016. In addition, there was a $618 thousand decrease in deposit service charges and fees and a $514 thousand reduction in investment products income, both due to reduced transaction volume, partially offset by $576 thousand of loan related fees for two relationships recorded during the nine months ended September 30, 2017.

Non-Interest Expense. Non-interest expense decreased by $2.7 million to $46.9 million for the nine months ended September 30, 2017 as compared to $49.5 million for the nine months ended September 30, 2016. This decrease was primarily due to decreases in other expense of $1.4 million, insurance expense of $604 thousand, salaries and employee benefits of $376 thousand, and data processing expense of $456 thousand, partially offset by an increase in professional fees of $539 thousand.  The decrease in other expense was mainly driven by reductions in SBA loan recourse reserves of $816 thousand compared to the nine months ended September 30, 2016 as well as a prior period sales and use tax and litigation liabilities of $150 thousand and $100 thousand, respectively, while the decrease in insurance expense was mainly a result of lower rates on deposit insurance premiums.  The decline in salaries and employee benefits is attributed to a reduction in workforce, while the decline in data processing expense is due to efforts to rationalize and restructure the Company’s computing infrastructure.  The increase in professional fees is related to merger related expenses recorded during 2017.

Income Tax Expense. Income tax expense increased by $2.4 million to $3.3 million for the nine months ended September 30, 2017 from $885 thousand for the nine months ended September 30, 2016. The increase in income tax expense from the prior year is due to the partial reversal of the Company’s deferred tax asset valuation allowance at December 31, 2016. As a result, the Company began recording income tax expense on its earnings in 2017. The deferred tax asset balance and the related valuation allowance will decrease as the Company generates net income. In addition, during the nine months ended September 30, 2017, the Company had $556 thousand of non-deductible expenses related to the Merger. The income tax expense during the nine months ended 2016 relates primarily to the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets which was first recorded in the first quarter of 2013. This tax amortization was ended in 2016 upon the recording of the valuation allowance reversal.

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

Total deposits decreased by $35.1 million to $1.68 billion at September 30, 2017, as compared to $1.72 billion at September 30, 2016.  This reduction reflects reductions in brokered and subscription deposits since the prior year. The Company has secured borrowing capacity with the Federal Reserve Bank of approximately $91.4 million, of which none was utilized as of September 30, 2017, and the FHLBNY of approximately $154.1 million, of which $85.3 million was utilized as of September 30, 2017. In addition to secured borrowings, the Company also has unsecured borrowing capacity through lines of credit with other financial institutions of $15.0 million, of which none were utilized as of September 30, 2017. Management continues to monitor the Company’s liquidity and has taken measures to increase its borrowing capacity by providing additional collateral through the pledging of loans. As of September 30, 2017, the Company had a par value of $192.3 million and $102.3 million in loans and securities, respectively, pledged as collateral on secured borrowings.

The Company’s primary uses of funds are loan originations, securities purchases, the funding of the Company’s maturing certificates of deposit, deposit withdrawals, the repayment of borrowings and general operating expenses. Certificates of deposit scheduled to mature during the twelve months ending September 30, 2018 total $259.4 million, or approximately 71.6% of total certificates of deposit. The Company continues to operate with a core deposit relationship strategy that values a long-term stable customer relationship. This strategy employs a pricing strategy that rewards customers that establish core accounts and maintain a certain minimum threshold account balance. Based on market conditions and other liquidity considerations, the Company may also avail itself to the secondary borrowings discussed above.

Cash inflows from lending activities totaled $20.9 million for the nine months ended September 30, 2017, compared to cash outflows of $20.0 million for the nine months ended September 30, 2016 due primarily to repayment activity outpacing the Company’s originations. Loan originations declined during the nine month period compared to the prior year period, particularly with respect to non-owner occupied real estate.  In addition, the consumer loan portfolio declined by $37.7 million during the nine months ending September 30, 2017, due to the Bank no longer originating consumer loans.   We also experienced cash outflows from the net decline in deposits during the nine months ended September 30, 2017 and the redemption of $41.2 million of junior subordinated debentures during the nine months ended September 30, 2017.  The cash inflows from our lending activities combined with cash on hand funded the deposit outflows and the redemption.

During the nine months ended September 30, 2017, investment purchases totaled $102.3 million, proceeds from pay downs were $59.2 million and proceeds from sales of available-for-sale securities were $67.5 million.

The Company anticipates that deposits, cash and cash equivalents on hand, the cash flow from assets, as well as other sources of funds will provide adequate liquidity for the Company’s future operating, investing and financing needs. At September 30, 2017, the Company had $73.3 million of cash held at the FRB, as compared to $114.6 million at December 31, 2016. The reduction in excess liquidity reflects the Company’s efforts to strategically deploy its excess liquidity, which the Company expects to continue throughout the remainder of 2017.

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

The following table provides both the Company’s and the Bank’s regulatory capital ratios as of September 30, 2017:

Table 4: Regulatory Capital Levels

	Actual		For Capital Adequacy Purposes		Minimum Capital Requirement with Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provision(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total risk-based capital (to risk-weighted assets):
Sun Bancorp, Inc.	$323,883	20.15%	$128,569	8.00%	$148,658	9.25%	N/A
Sun National Bank	315,069	19.59	128,634	8.00	148,733	9.25	$160,793	10.00%
Tier 1 common equity capital (to risk- weighted assets):
Sun Bancorp, Inc.	265,473	16.52	72,320	4.50	92,409	5.75	N/A
Sun National Bank	299,977	18.66	72,357	4.50	92,456	5.75	104,515	6.50
Tier 1 capital (to risk-weighted assets):
Sun Bancorp, Inc.	308,791	19.21	96,426	6.00	116,515	7.25	N/A
Sun National Bank	299,977	18.66	96,476	6.00	116,575	7.25	128,634	8.00
Leverage capital:
Sun Bancorp, Inc.	308,791	14.57	84,754	4.00	N/A		N/A
Sun National Bank	299,977	14.16	84,759	4.00	N/A		105,949	5.00

(1)	Conservation Buffer of 1.25% became effective January 1, 2017.
(2)	Not applicable for bank holding companies.

At September 30, 2017, the Bank exceeded all regulatory capital requirements, including the Conservation Buffer of 1.25%. If the fully phased in conservation buffer of 2.5% were in effect at September 30, 2017, the Company would be in compliance.

The Company’s capital securities qualify as Tier 1 capital under federal regulatory guidelines. These instruments are subject to a 25% capital limitation under risk-based capital guidelines developed by the FRB. Under FRB rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital (subject to the 25% limitation). The portion that exceeds the 25 percent capital limitation qualifies as Tier 2, or supplementary capital of the Company.  At September 30, 2017, all $50.0 million in capital securities qualified as Tier 1 capital. The redemption of the two tranches of the Company’s trust preferred securities in the nine months ended September 30, 2017 resulted in reductions in Tier 1 capital and Tier 2 capital of $13.0 million and $27.0 million, respectively.

Dividend Restrictions

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. All national banks are limited in the payment of dividends without the approval of the OCC of a total amount not to exceed the net income for that year to date plus the retained net income for the preceding two years. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. Due to the Bank’s history of losses and retained deficit as of September 30, 2017, the Bank may not pay dividends; however, federal law permits the Bank to distribute cash or other assets to the Company through a reduction of capital, subject to approval by the OCC. At such time as the retained deficit is eliminated, any proposed dividends from the Bank to the Company are subject to regulatory approval until such time as net income for the current year combined with the prior two years is sufficient. Under FDICIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA). Payment of dividends by the Bank also may be restricted at any time at the discretion of the OCC if it deems the payment to constitute an unsafe and unsound banking practice.

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

Volcker Rule

On December 10, 2013, the FRB, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in Section 619 of the Dodd-Frank Act. The Dodd-Frank Act provided that banks and bank holding companies were required to conform their activities and investments by July 21, 2014.  The FRB subsequently extended the conformance period until July 21, 2017.

On January 14, 2014, the five federal agencies, including the FRB and OCC, approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At September 30, 2017, the Company had an investment in one pool of trust preferred securities with an amortized cost of $8.8 million and estimated fair value of $7.1 million. This pool was included in the list of non-exclusive issuers that meet the requirements of the interim final rule released by the agencies and therefore was not required to be sold by the Company.

At September 30, 2017, the Bank had no investment securities which are not compliant with the provisions of the Volcker Rule.

At September 30, 2017, the Bank had one non-rated single issuer security with an amortized cost and an estimated fair value of $3.2 million. This security is not subject to the provisions of the Volcker Rule.

See Note 14 of the notes to unaudited condensed consolidated financial statements for additional information regarding regulatory matters.

Disclosures about Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company takes various forms of collateral, such as real estate assets and customer business assets, to secure the commitment. Additionally, all letters of credit are supported by indemnification agreements executed by the customer. The maximum undiscounted exposure related to these commitments at September 30, 2017 was $8.4 million and the portion of the exposure not covered by collateral was approximately $1.1 million. The Company believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

The Company maintains a reserve for unfunded loan commitments and letters of credit, which is reported in other liabilities in the unaudited condensed consolidated statements of financial condition, consistent with FASB ASC 825. As of the balance sheet date, the Company records estimated losses inherent with unfunded loan commitments in accordance with FASB ASC 450, Contingencies, and estimated future obligations under letters of credit in accordance with FASB ASC 460, Guarantees. The methodology used to determine the adequacy of this reserve is integrated in the Company’s process for establishing the allowance for loan losses and considers the probability of future losses and obligations that may be incurred under these off-balance sheet agreements. The reserve for unfunded loan commitments and letters of credit at September 30, 2017 and December 31, 2016 was $399 thousand and $611 thousand, respectively. Management believes this reserve level is sufficient to absorb estimated probable losses related to these commitments.

The Company maintains reserves for residential mortgage loans and small business loans sold with recourse to third-party purchasers which are reported in other liabilities in the unaudited condensed consolidated statements of financial condition. The Company records estimated losses inherent with residential mortgage loans sold with recourse in accordance with FASB ASC 450, Contingencies. This reserve is determined based upon the probability of future losses which is calculated using historical Company and industry loss data. The recourse reserves for these loans were $1.0 million and $1.6 million at September 30, 2017 and December 31, 2016, respectively. Management believes this reserve level is sufficient to address potential recourse exposure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

Interest rate, credit and operational risks are among the most significant market risks impacting the performance of the Company. The Company and the Bank have an Asset Liability Committee (“ALCO”), composed of senior management representatives from a variety of areas within the Company. The Company and the Bank also have an ALCO composed of members of the Company’s Board of Directors. ALCO devises strategies and tactics to maintain the net interest income of the Company within acceptable ranges over a variety of interest rate scenarios. Should the Company’s risk modeling indicate an undesired exposure to changes in interest rates, there are a number of remedial options available including changing the investment portfolio characteristics, and changing loan and deposit pricing strategies. Two of the tools used in monitoring the Company’s sensitivity to interest rate changes are gap analysis and net interest income simulation.  Pursuant to the terms of the Merger Agreement, the Company and the Bank may not, without the prior written consent of OceanFirst (which may not be unreasonably withheld, conditioned or delayed), materially restructure or materially change (i) its investment securities or derivatives portfolio or its interest rate exposure, through purchases, sales or otherwise, (ii) the manner in which the portfolio is classified or reported, except as may be required by GAAP or by applicable laws, regulation, guidelines or policies imposed by any governmental entity, or (iii) purchase any security rated below investment grade.

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

At September 30, 2017, the Company’s gap analysis showed an asset-sensitive position with total interest-earning assets maturing or re-pricing within one year exceeding interest-bearing liabilities maturing or re-pricing during the same time period by $70.3 million representing a positive one-year gap ratio of 3.2%. This is an increase from negative 3.3% at December 31, 2016 as the cumulative gap increased from negative $75.6 million at December 31, 2016. The increase in the cumulative gap as a percentage of total assets at September 30, 2017 compared to December 31, 2016 is primarily due to a shift in the maturities of loans receivable from over one year to under one year during the nine months ended September 30, 2017. Additionally, a reduction in total deposits along with the early redemption of $41.2 million of junior subordinated debentures caused a decline in total interest bearing liabilities during the nine months ended September 30, 2017. All amounts are categorized by their actual maturity or anticipated call or re-pricing date with the exception of interest-bearing demand deposits and savings deposits. Though the rates on interest-bearing demand and savings deposits generally trend with open market rates, they often do not fully adjust to open market rates and frequently adjust with a time lag. As a result of prior experience during periods of rate volatility and management’s estimate of future rate sensitivities, the Company allocates the interest-bearing demand deposits and savings deposits based on an estimated decay rate for those deposits.

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

Net interest income simulation analysis at September 30, 2017 shows a position that is asset sensitive and will benefit from a rise in interest rates. A large factor causing this asset sensitive position is the higher levels of cash on the Company’s balance sheet, which the Company intends to strategically deploy during the remainder of 2017. After this excess liquidity is deployed, the Company expects that its interest rate risk profile will be more neutral. The net income simulation results are impacted by higher cash levels, an expected continuation of deposit pricing competition which may limit deposit pricing flexibility in both increasing and decreasing rate environments, floating-rate loan floors initially limiting loan rate increases and a relatively short liability maturity structure including retail certificates of deposit.

Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus flat balance sheet composition and activity. Table 7 provides the Company’s estimated earnings sensitivity profile as of September 30, 2017. The Company anticipates that strong deposit pricing competition will continue to limit deposit pricing flexibility in an increasing and a decreasing rate environment.

Table 7: Sensitivity Profile

Instantaneous Change in Interest Rates (Basis Points)	Percentage Change in Economic Value of Equity Year 1	Percentage Change in Net Interest Income Year 1
+300	-5.6%	11.4%
+200	-3.4%	7.6%
+100	-1.4%	3.8%
-100	0.2%	-4.0%

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

Item 1A. Risk Factors

There are no material changes from the risks disclosed in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2017.

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
Date: November 9, 2017
/s/ Thomas M. O’Brien
Thomas M. O’Brien
President and Chief Executive Officer
(Duly Authorized Representative)

Date: November 9, 2017
/s/ Thomas R. Brugger
Thomas R. Brugger
Executive Vice President and Chief Financial Officer
(Duly Authorized Representative)